Form 10-Q
period 1996-06-30
CELL THERAPEUTICS INC
filed 1996-08-14
CIK 891293

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

                        Commission File Number 0-28386

                            CELL THERAPEUTICS, INC.
            (Exact name of registrant as specified in its charter)

          Washington                                       91-1533912
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

201 Elliott Avenue West, Suite 400, Seattle,
                 Washington                                              98119
  (Address of principal executive offices)                            (Zip code)

                                (206) 282-7100
             (Registrant's telephone number, including area code)

Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes            No  X
                                          _____      _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at July 1, 1996
                -----                     ---------------------------

     Common Stock, no par value                    17,300,574

                                     INDEX


                                                                                           Page
                                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements

          Balance Sheets - June 30, 1996 and December 31, 1995...............................

          Statements of Operations - Three months and six months ended June 30, 1996, three months and six months ended June 30, 1995, and the period from September 4, 1991
          (date of incorporation) to June 30, 1996...........................................

          Statements of Cash Flows - Six months ended June 30, 1996, six months ended June
          30, 1995, and the period from September 4, 1991 (date of incorporation) to June 30,
          1996...............................................................................

          Notes to Financial Statements......................................................

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.........................................................................


PART II   OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders................................

Item 6:   Exhibits and Reports on Form 8-K...................................................

SIGNATURE....................................................................................





PART I

Item 1   Financial Statements

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                     June 30,             December 31,
                                                                                       1996                   1995
                                                                                   ------------           ------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.....................................................   $  4,453,064            $  6,931,592
  Securities available-for-sale.................................................     10,696,000              14,974,430
  Prepaid expenses..............................................................         53,585                  20,080
                                                                                   ------------            ------------
Total current assets............................................................     15,202,649              21,926,102
Property and equipment, net.....................................................      5,514,973               5,713,227
Note receivable from officer....................................................        227,074                 221,722
Other assets....................................................................        160,436                 187,244
Deferred offering costs.........................................................        332,337                      --
                                                                                   ------------            ------------
Total assets....................................................................   $ 21,437,469            $ 28,048,295
                                                                                   ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................   $  1,720,092            $  1,057,428
  Accrued expenses..............................................................      1,316,033               1,412,424
  Current portion of long-term obligations......................................      1,278,680               1,114,520
                                                                                   ------------            ------------
Total current liabilities.......................................................      4,314,805               3,584,372
Long-term obligations, less current portion.....................................      2,598,377               2,605,698
Commitments
Stockholders' equity:
  Preferred stock:
      Authorized shares--10,000,000:
        Series A Convertible Preferred Stock, no par value:
          Designated shares--150,000
          Issued and outstanding shares--95,447.004 at June 30, 1996 and December 31, 1995 (liquidation preference $335
            per share aggregating $31,974,746)................................       30,496,204              30,496,204
  Common stock, no par value:
      Authorized shares--100,000,000
      Issued and outstanding shares--17,300,574 and 17,265,773 at
       June 30, 1996 and December 31, 1995, respectively........................     51,808,820              51,481,481
  Deficit accumulated during development stage.................................     (67,780,737)            (60,119,460)
                                                                                   ------------            ------------
Total stockholders' equity......................................................     14,524,287              21,858,225
                                                                                   ------------            ------------
Total liabilities and stockholders' equity......................................   $ 21,437,469            $ 28,048,295
                                                                                   ============            ============


                            See accompanying notes.

                                     CELL THERAPEUTICS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS

                                                                                       PERIOD FROM
                                                                                      SEPTEMBER 4,
                             THREE MONTHS ENDED             SIX MONTHS ENDED          1991 (DATE OF
                                  JUNE 30,                      JUNE 30,              INCORPORATION)
                         --------------------------   ---------------------------      TO JUNE 30,
                             1996          1995           1996           1995              1996
                         ------------  ------------   ------------   ------------     -------------
                         (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
Revenues:
  Collaboration
   agreements..........   $       --    $       --    $ 3,000,000    $         --      $  3,100,000
Operating expenses:
  Research and
   development.........     3,929,675     3,155,026     7,425,573       6,486,639        51,792,416
  General and
   administrative......     1,635,818     1,657,614     3,498,416       2,949,350        21,034,886
                          -----------   -----------   -----------     -----------       -----------
                            5,565,493     4,812,640    10,923,989       9,435,989        72,827,302
                          -----------   -----------  ------------     -----------       -----------
Loss from operations...    (5,565,493)   (4,812,640)   (7,923,989)     (9,435,989)      (69,727,302)
Other income (expense):
  Investment income....       247,692       339,666       547,695         450,935         3,347,235
  Interest expense.....      (123,340)     (117,835)     (259,259)       (247,015)       (1,399,124)
                          ------------  ------------ -------------    ------------     -------------
Net loss...............   $(5,441,141)  $(4,590,809)  $(7,635,553)    $(9,232,069)     $(67,779,191)
                          ============  ============  ============    ============     =============
  Net loss per
    share..............   $     (0.31)  $     (0.28)  $      (0.44)   $      (0.56)
                          ============  ============  =============   =============
  Shares used in
   computation of net
   loss per share......    17,282,015    16,520,802    17,275,060      16,520,540
                           ==========    ==========    ==========      ==========


                                     See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                              PERIOD FROM
                                                              SEPTEMBER 4,
                                SIX MONTHS ENDED              1991 (DATE OF
                                    JUNE 30,                 INCORPORATION)
                          ----------------------------        TO JUNE 30,
                             1996             1995               1996
                          -----------      -----------      --------------
                          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net loss................  $(7,635,553)     $(9,232,069)      $(67,779,191)
Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
 Depreciation and am-
  ortization............      827,457          868,967          5,630,243
 Noncash research and
  development ex-
  pense.................          --               --           1,155,750
 Noncash interest ex-
  pense.................          --               --              25,918
 Noncash rent expense...       16,698           16,698            456,770
 Investment premium
  amortization..........       59,805           61,230            470,551
 Changes in assets and
  liabilities:
 Prepaid expenses.......      (33,505)         (37,298)           (53,585)
 Note receivable from
  officer...............       (5,352)          (5,352)          (227,074)
 Other assets...........       18,536             (411)          (263,389)
 Accounts payable.......      662,664          194,565          1,720,092
 Accrued expenses.......      (96,391)        (599,860)         1,316,033
                          -----------      -----------       ------------
Total adjustments.......    1,449,912          498,539         10,231,309
                          -----------      -----------       ------------
Net cash used in oper-
 ating activities.......   (6,185,641)      (8,733,530)       (57,547,882)
INVESTING ACTIVITIES
Purchases of securities
 available-for-sale.....   (3,881,099)             --         (52,793,197)
Proceeds from sales of
 securities available
 for-sale...............          --         3,601,720         14,890,313
Proceeds from maturi-
 ties of securities
 available-for-sale.....    8,074,000              --          26,734,787
Purchase of property
 and equipment..........     (620,931)         (98,680)       (10,909,227)
Dispositions of prop-
 erty and equipment.....          --               --             151,469
                          -----------      -----------       ------------
Net cash provided by
 (used in) investing
 activities.............    3,571,970        3,503,040        (21,925,855)
FINANCING ACTIVITIES
Sales of common stock
 to founders............          --               --              80,000
Proceeds of borrowings
 from stockholder.......          --               --             850,000
Sale of preferred
 stock via private
 placement, net of of-
 fering costs...........          --        30,496,204         30,496,204
Sale of common stock via
 private placements, net
 of offering costs......          --               --          49,307,084
Repurchase of common
 stock..................          --               --              (2,522)
Proceeds from common
 stock options exer-
 cised..................       21,781            5,250             79,420
Proceeds from common
 stock warrants exer-
 cised..................      305,558              --             305,558
Change in deferred of-
 fering costs...........     (332,337)         458,726           (332,337)
Repayment of long-term
 obligations............     (476,159)      (1,080,370)        (7,788,240)
Proceeds from the
 issuance of long-term
 obligations............      616,300              --          10,931,634
                          -----------      -----------       ------------
Net cash provided by
 financing activities...      135,143       29,879,810         83,926,801
                          -----------      -----------       ------------
Net increase (decrease)
 in cash and cash
 equivalents............   (2,478,528)      24,649,320          4,453,064
Cash and cash equiva-
 lents at beginning of
 period.................    6,931,592        2,408,256                --
                          -----------      -----------       ------------
Cash and cash equiva-
 lents at end of period.  $ 4,453,064      $27,057,576       $  4,453,064
                          ===========      ===========       ============
SUPPLEMENTAL SCHEDULE
 OF NONCASH INVESTING
 AND FINANCING
 ACTIVITIES:
 Acquisition of equip-
  ment pursuant to
  capital lease obli-
  gations...............  $       --       $       --        $    276,893
                          ===========      ===========       ============
 Conversion of
  convertible debt and
  related accrued
  interest into common
  stock.................  $       --       $       --        $    875,918
                          ===========      ===========       ============
SUPPLEMENTAL
 DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the
  period for interest...  $   261,508      $  259,535        $  1,372,999
                          ===========      ===========       ============


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS


                                 June 30, 1996
                                  (Unaudited)

(1) Summary of Significant Accounting Policies
The accompanying unaudited financial information of Cell Therapeutics, Inc.
(the "Company") as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1995 and the unaudited financial statements for the quarter ended March 31, 1996 included in the Company's Registration Statement on Form 10, as amended, which Registration Statement became effective on June 28, 1996.

Certain prior year balances have been reclassified to conform to the current year presentation.

(2) Long-Term Obligations
In June 1996, under the terms of an existing master financing agreement, the Company borrowed an additional $616,300 in exchange for granting the lessor a security interest in approximately the same net book value of specific fixed assets. The borrowing is repayable over 38 months, due August 1999, with monthly payments of $20,523, including interest at 16.1%.

(3) Equity Offerings
On April 26, 1996, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a planned initial public offering (the "Offering") of the Company's common stock. Such registration statement has not been declared effective by the Securities and Exchange Commission, and on June 27, 1996 the Company announced that it was postponing the Offering until further notice.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM 10, AS AMENDED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview

      The Company focuses on the discovery, development and commercialization of small molecule drugs that modulate the production of cell membrane lipids called phosphatidic acids ("PAs") for the treatment of cancer and inflammatory and immune diseases. Since commencement of operations in 1992, the Company has been engaged in research and development activities, including conducting preclinical studies and clinical trials, and recruiting its scientific and management personnel, establishing laboratory facilities and raising capital. The Company has not received any revenue from the sale of products to date and does not expect to receive revenues from the sale of products for at least the next several years.

      As of June 30, 1996, the Company had incurred aggregate net losses of approximately $67.8 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $81.1 million.


      In February 1996 the Company entered into an agreement with Schering AG ("Schering") pursuant to which, among other things, the Company and Schering would collaborate in the funding, research, development and commercialization of Lisofylline and CT-2584 on the terms and conditions specified therein. Upon execution of the agreement, Schering paid the Company a $3,000,000 non-refundable signing fee. The remainder of the agreement was contingent upon Schering finding the clinical trial results and related data from the Company's Phase II/III BMT trial (the "Trial Data") acceptable within thirty days after its receipt. The Company furnished Schering with the Trial Data in late February 1996. On April 2, 1996, after a mutual extension of the thirty-day review period, Schering informed the Company that it did not wish to activate the agreement. Although the agreement did not require Schering to specify in detail its reasons for not activating the agreement, Schering informed the Company that its decision was based on, among other factors, (i) its view that one of the endpoints of the Phase II/III BMT trial, white blood cell recovery, was not met and (ii) its view that the Trial Data regarding mortality rate and incidence of serious and fatal infection were difficult to interpret and that, as a result, Schering could not determine that the data was meaningful.

      As a result of Schering's decision not to activate the agreement and following the Company's review of the Trial Data, the Company revised its planned expenditures for 1996 and 1997, resulting in a reduction of approximately $11.4 million. These reductions consisted primarily of the elimination of expenses which would have been incurred at Schering's request in connection with seeking regulatory approval for Lisofylline and CT-2584 in Europe and Japan, and certain planned research activities that would have been sponsored by Schering under the agreement. These reduced expenditures also reflect the Company's decision to delete a 2 mg/kg (low dose) component from the Company's planned pivotal Phase III trial for Lisofylline following the Company's review of the Trial Data.

      As part of its ongoing business, the Company engages in discussions with potential collaborators from time to time regarding the development, manufacturing and commercialization of Lisofylline, CT-2584 and other products under development. Although there can be no assurance that the Company will enter into any such collaborative arrangement on acceptable terms, the Company believes that Schering's decision not to activate the agreement will not have a material adverse impact on the Company's ability to enter into any such collaborative arrangement on commercially reasonable terms.

Results of Operations

      Three months ended June 30, 1996 compared with three months ended June 30, 1995

      The Company did not have any operating revenue during the quarters ended June 30, 1996 or June 30, 1995.

     Research and development expenses increased to approximately $3.9 million for the quarter ended June 30, 1996 from approximately $3.2 million for the quarter ended June 30, 1995. This increase was primarily due to expanded research, development and clinical activities with respect to Lisofylline. The Company expects that research and development expenses will increase significantly in 1996 and future years as the Company expands its research and development programs and undertakes additional clinical trials.

     General and administrative expenses remained at approximately $1.6 million for the quarter ended June 30, 1996 when compared with the quarter ended June 30, 1995. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

     Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income net of interest expense decreased to approximately $124,000 for the quarter ended June 30, 1996 from approximately $222,000 for the quarter ended June 30, 1995. This decrease was primarily associated with interest earnings on a lower average balance of cash reserves between the quarters.

     Six months ended June 30, 1996 compared with six months ended June 30, 1995

     During the six months ended June 30, 1996, the Company received a $3.0 million non-refundable signing fee from Schering in connection with the collaboration agreement discussed above under "Overview." The Company's agreement with Schering terminated in April 1996. The Company did not have any operating revenue during the six months ended June 30, 1995.

     Research and development expenses increased to approximately $7.4 million for the six months ended June 30, 1996 from approximately $6.5 million for the six months ended June 30, 1995. This increase was primarily due to expanded research, development and clinical activities with respect to Lisofylline.

     General and administrative expenses increased to approximately $3.5 million for the six months ended June 30, 1996 from approximately $3.0 million for the six months ended June 30, 1995. This increase is primarily due to legal costs associated with the Schering arrangement discussed above and to operating expenses associated with supporting the Company's increased research, development and clinical activities.

     Investment income net of interest expense increased to approximately $288,000 for the six months ended June 30, 1996 from approximately $204,000 for the six months ended June 30, 1995. This increase was primarily associated with interest earnings on a higher average balance of cash reserves between the six month periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through the sale of equity securities, long-term obligations and convertible debt. As of June 30, 1996, the Company had raised aggregate net proceeds of approximately $83.9 million from such financing activities, including $30.5 million from the sale of Convertible Preferred Stock in 1995, $49.3 million from the sale of Common Stock in 1992 and 1993, $850,000 from a bridge loan which was subsequently converted to equity, and approximately $400,000 from the exercise of stock options and warrants. The Company has incurred approximately $330,000 in deferred offering costs related to its postponed initial public offering. In addition, the Company financed the purchase of approximately $10.9 million of property and equipment through financing agreements, of which approximately $3.2 million remained outstanding as of June 30, 1996.

     The Company's principal sources of liquidity are its cash balances, cash equivalents and securities available-for-sale, which totaled approximately $15.1 million as of June 30, 1996. The Company invests in U.S. government obligations and other highly rated liquid debt instruments.

     The Company expects that its capital requirements will increase as the Company expands its research and development programs and undertakes additional clinical trials. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel, for planned expansion of its facilities, and for the purchase or lease of additional equipment.

     The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company will require substantial funds to conduct its existing and planned preclinical and clinical trials, to establish manufacturing and marketing capabilities for any products it may develop, and to continue research and development activities. The Company's current cash and cash equivalents will not be sufficient to fund the Company's operations through the commercialization of its first product. The Company expects that its existing capital resources, together with the interest earned thereon, will enable the Company to maintain its current and planned operations at least through the first quarter of 1997. No assurance can be given that changes will not occur that will consume available capital resources before such time. The Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including continued scientific progress in its research and development programs, the magnitude of such programs, the progress of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims, competing technological and market developments, the terms of any collaborative arrangements that the Company may enter into, the ability of the Company to establish research, development and commercialization arrangements pertaining to the Company's products, the cost of establishing manufacturing facilities, the cost of commercialization activities and the demand for the Company's products if and when approved.

     The Company intends to raise additional funds through additional equity or debt financings, research and development financings, collaborative relationships, or otherwise. Because of these long-term capital requirements, the Company may seek to access the public or private equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that additional financing will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilutions to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities or to seek to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

     On April 26, 1996, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "Commission") in connection with a planned initial public offering (the "Offering") of the Company's Common Stock. Such registration statement has not been declared effective by the Commission, and on June 27, 1996 the Company announced that it was postponing the Offering until further notice.

     At June 30, 1996, the Company had net operating loss carryforwards of approximately $62.6 million and research and development credit carryforwards of approximately $1.7 million. These carryforwards begin to expire in 2007.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are outside of the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

     The time frame for market success for any of the Company's potential products is long and uncertain. The Company is at an early stage of development and its technology is unproven. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research and development efforts will be successful, that any of its proposed products will prove to be safe and efficacious in clinical trials or meet applicable regulatory standards, that unforeseen problems will not develop with the Company's technologies or applications, or that any commercially successful products will ultimately be developed by the Company. The Company faces substantial competition from a variety of sources, both direct and indirect. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors.

     The successful commercialization of the Company's potential products in certain markets will be dependent, among other things, on the establishment of commercial marketing arrangements with others. There can be no assurance that any such arrangements will be established. If the Company is not able to establish such arrangements, it could encounter delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected. There can be no assurance that the Company will enter into any such agreements on acceptable terms or that any such parties will perform their obligations or that any revenue will be derived from such arrangements. The Company's proposed products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company currently has no manufacturing facilities and has no experience in sales, marketing or distribution. If the Company develops any products with commercial potential, it may seek to enter into collaborative arrangements with other parties which have established manufacturing, sales, marketing and distribution capabilities or may need to develop such resources on its own.

     The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Other risk factors that may affect the Company's future results include competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

PART II

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 29, 1996, the Company held its 1996 Annual Meeting of Shareholders (the "Annual Meeting"). Each share of Common Stock was entitled to one vote per share, and each share of Series A Convertible Preferred Stock, without par value ("Preferred Stock"), which votes with the Common Stock on an as-converted basis, was entitled to 100 votes per share.

     At the Annual Meeting, the following Directors were elected to serve until the 1999 Annual Meeting of Shareholders and until their respective successors are elected and qualified:

Director Nominated                 Votes For   Votes Against
- ---------------------------------  ----------  -------------
     Max E. Link, Ph.D.            20,508,488         16,050
     David W. Martin, Jr., Ph.D.   20,508,488         16,050
     Terrence M. Morris            20,493,488         31,050

     In addition, the holders of the Preferred Stock, voting as a separate class, elected Mr. Jeremy L. Curnock Cook to serve as a Director until the earlier to occur of the 1998 Annual Meeting of Shareholders or the first Annual Meeting of Shareholders following the automatic conversion of the Preferred Stock in accordance with its terms and until his successor is elected and qualified. There were 8,500,347 votes cast for and 0 votes cast against Mr. Curnock Cook.

     Each of the following members of the Board of Directors, who was not up for re-election during the current year, has a term that expires at the Annual Meeting of Shareholders in the year set forth across from such Director's name below and until his successor is elected and qualified:

Director                           Year
- ---------------------------------  ----
     James A. Bianco, M.D.         1997
     Jack L. Bowman                1998
     Wilfred E. Jaeger, M.D.       1997
     Phillip M. Nudelman, Ph.D.    1998
     Jack W. Singer, M.D.          1997

     The Company's Stockholders also approved a proposal for the adoption of amendments to the Company's 1994 Equity Incentive Plan (the "1994 Plan") to (i) increase the number of shares of Common Stock available for grant under the 1994 Plan by 1,775,000 shares to a total of 4,655,710 shares, (ii) change the formula for automatic option grants to non-employee Directors, and (iii) provide for immediate vesting of options issued under the 1994 Plan upon the occurrence of certain events. With respect to this proposal there were 17,690,189 votes cast for the proposal, 865,135 votes cast against the proposal, and 1,969,213 abstentions.

     The Company's Stockholders also approved a proposal for the adoption of the 1996 Employee Stock Purchase Plan, which includes an aggregate of 1,000,000 shares of Common Stock available for issuance thereunder. With respect to this proposal there were 19,718,670 votes cast for the proposal, 616,849 votes cast against the proposal, and 189,018 abstentions.

     The Company's Stockholders also approved a proposal to conditionally amend the Company's Restated Articles of Incorporation pursuant to which a reverse stock split of the outstanding shares of Common Stock would be effected on the basis of two new shares of common stock, without par value ("New Common Stock"), for five outstanding shares of Common Stock. In the event the Company does not have a registration statement in connection with a public offering of Common Stock declared effective by the Securities and Exchange Commission prior to December 31, 1996, the conditional amendment will not be filed with the Washington Secretary of State and the reverse stock split will not be effected. With respect to this proposal there were 20,011,402 votes cast for the proposal, 389,978 votes cast against the proposal, and 133,818 abstentions.

     No other matters were voted on at the Annual Meeting.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          10.1 Loan and Security Agreement, dated as of June 28, 1996, between the Company and Financing for Science International, Inc.

          11.1 Computation of net loss per share

          27.1 Financial Data Schedule


(b)  Reports on Form 8-K

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    CELL THERAPEUTICS, INC.
                                         (Registrant)


     Dated:   August 13, 1996         By:   \s\  JAMES A. BIANCO, M.D.
                                         ----------------------------------
                                      James A. Bianco, M.D.
                                      President and Chief Executive Officer


     Dated:   August 13, 1996         By:   \s\  LOUIS A. BIANCO
                                         ----------------------------------
                                      Louis A. Bianco
                                      Executive Vice President, Finance and
                                      Administration (Principal Financial
                                      Officer, Principal Accounting Officer)