Form 10-Q
period 1996-09-30
CELL THERAPEUTICS INC
filed 1996-11-14
CIK 891293

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at October 1, 1996
                -----                     ------------------------------

     Common Stock, no par value                      17,300,574

                                     INDEX


                                                                                           Page
                                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements

          Balance Sheets - September 30, 1996 and December 31, 1995..........................

          Statements of Operations - Three months and nine months ended September 30, 1996, three months and nine months ended September 30, 1995, and the period from
          September 4, 1991 (date of incorporation) to September 30, 1996....................

          Statements of Cash Flows - Nine months ended September 30, 1996, nine months ended
          September 30, 1995, and the period from September 4, 1991 (date of incorporation)
          to September 30, 1996..............................................................

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


PART II   OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K...................................................

SIGNATURE....................................................................................





PART I

Item 1   Financial Statements

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                   September 30,          December 31,
                                                                                       1996                   1995
                                                                                   ------------           ------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.....................................................   $ 13,609,219            $  6,931,592
  Securities available-for-sale.................................................     11,071,838              14,974,430
  Prepaid expenses..............................................................         36,455                  20,080
                                                                                   ------------            ------------
Total current assets............................................................     24,717,512              21,926,102
Property and equipment, net.....................................................      5,182,840               5,713,227
Note receivable from officer....................................................        229,750                 221,722
Other assets....................................................................        190,274                 187,244
Deferred offering costs.........................................................        334,459                      --
                                                                                   ------------            ------------
Total assets....................................................................   $ 30,654,835            $ 28,048,295
                                                                                   ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................   $  1,267,286            $  1,057,428
  Accrued expenses..............................................................      1,455,846               1,412,424
  Current portion of long-term obligations......................................      1,253,772               1,114,520
                                                                                   ------------            ------------
Total current liabilities.......................................................      3,976,904               3,584,372
Long-term obligations, less current portion.....................................      2,292,783               2,605,698
Commitments
Stockholders' equity:
  Preferred stock:
      Authorized shares--10,000,000:
        Series A Convertible Preferred Stock, no par value:
          Designated shares--150,000
          Issued and outstanding shares--140,223.123 and 95,447.004 at
            September 30, 1996 and December 31, 1995, respectively
            (liquidation preference $335 per share, aggregating $46,974,746 and $31,974,746 at September 30, 1996 and December 31, 1995,
            respectively).......................................................     45,466,204              30,496,204
  Common stock, no par value:
      Authorized shares--100,000,000
      Issued and outstanding shares--17,300,574 and 17,265,773 at
       September 30, 1996 and December 31, 1995, respectively...................     51,808,820              51,481,481
  Deficit accumulated during development stage..................................    (72,889,876)            (60,119,460)
                                                                                   ------------            ------------
Total stockholders' equity......................................................     24,385,148              21,858,225
                                                                                   ------------            ------------
Total liabilities and stockholders' equity......................................   $ 30,654,835            $ 28,048,295
                                                                                   ============            ============


                            See accompanying notes.

                                     CELL THERAPEUTICS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS

                                                                                       PERIOD FROM
                                                                                      SEPTEMBER 4,
                             THREE MONTHS ENDED            NINE MONTHS ENDED          1991 (DATE OF
                                SEPTEMBER 30,                SEPTEMBER 30,            INCORPORATION)
                         --------------------------   ---------------------------    TO SEPTEMBER 30,
                             1996          1995           1996           1995              1996
                         ------------  ------------   ------------   ------------     -------------
                         (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
Revenues:
  Collaboration
   agreements..........   $   250,000   $   100,000   $ 3,250,000    $    100,000      $  3,350,000
Operating expenses:
  Research and
   development.........     3,436,307     3,511,889    10,861,880       9,998,528        55,228,723
  General and
   administrative......     1,978,360     1,714,481     5,476,776       4,663,831        23,013,246
                          -----------   -----------   -----------     -----------       -----------
                            5,414,667     5,226,370    16,338,656      14,662,359        78,241,969
                          -----------   -----------  ------------     -----------       -----------
Loss from operations...    (5,164,667)   (5,126,370)  (13,088,656)    (14,562,359)      (74,891,969)
Other income (expense):
  Investment income....       199,168       389,600       746,863         840,535         3,546,403
  Interest expense.....      (128,526)     (126,337)     (387,785)       (373,352)       (1,527,650)
                          ------------  ------------ -------------    ------------     -------------
Net loss...............   $(5,094,025)  $(4,863,107) $(12,729,578)   $(14,095,176)     $(72,873,216)
                          ============  ============  ============    ============     =============
  Net loss per
    share..............   $     (0.29)  $     (0.29)  $     (0.74)    $     (0.85)
                          ============  ============  ============    ============
  Shares used in
   computation of net
   loss per share......    17,300,574    16,581,959    17,283,564      16,541,013
                          ============  ============  ============    ============


                                     See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                              PERIOD FROM
                                                              SEPTEMBER 4,
                                NINE MONTHS ENDED             1991 (DATE OF
                                  SEPTEMBER 30,              INCORPORATION)
                          ----------------------------      TO SEPTEMBER 30,
                             1996             1995               1996
                          -----------      -----------      --------------
                          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net loss................ $(12,729,578)    $(14,095,176)      $(72,873,216)
Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
 Depreciation and am-
  ortization............    1,250,396        1,344,898          6,053,182
 Noncash research and
  development ex-
  pense.................          --               --           1,155,750
 Noncash interest ex-
  pense.................          --               --              25,918
 Noncash rent expense...       25,047           25,047            465,119
 Investment premium
  amortization..........       93,023           65,543            503,769
 Changes in assets and
  liabilities:
 Prepaid expenses.......      (16,375)         (12,416)           (36,455)
 Note receivable from
  officer...............       (8,028)          (8,028)          (229,750)
 Other assets...........      (15,438)         399,014           (297,363)
 Accounts payable.......      209,858          (51,011)         1,267,286
 Accrued expenses.......       43,422         (650,159)         1,455,846
                          -----------      -----------       ------------
Total adjustments.......    1,581,905        1,112,888         10,363,302
                          -----------      -----------       ------------
Net cash used in oper-
 ating activities.......  (11,147,673)     (12,982,288)       (62,509,914)
INVESTING ACTIVITIES
Purchases of securities
 available-for-sale.....   (7,055,269)     (10,715,996)       (55,967,367)
Proceeds from sales of
 securities available
 for-sale...............          --         3,659,296         14,890,313
Proceeds from maturi-
 ties of securities
 available-for-sale.....   10,824,000              --          29,484,787
Purchase of property
 and equipment..........     (707,601)        (173,101)       (10,995,897)
Dispositions of prop-
 erty and equipment.....          --            36,476            151,469
                          -----------      -----------       ------------
Net cash provided by
 (used in) investing
 activities.............    3,061,130       (7,193,325)       (22,436,695)
FINANCING ACTIVITIES
Sales of common stock
 to founders............          --               --              80,000
Proceeds of borrowings
 from stockholder.......          --               --             850,000
Sale of preferred
 stock via private
 placement, net of of-
 fering costs...........   14,970,000       30,496,204         45,466,204
Sale of common stock via
 private placements, net
 of offering costs......          --               --          49,307,084
Repurchase of common
 stock..................          --               --              (2,522)
Repayment of long-term
 obligations............     (815,010)      (2,702,574)        (8,127,091)
Proceeds from common
 stock options exer-
 cised..................       21,781           17,085             79,420
Proceeds from common
 stock warrants exer-
 cised..................      305,558              --             305,558
Change in deferred of-
 fering costs...........     (334,459)             --            (334,459)
Proceeds from the
 issuance of long-term
 obligations............      616,300        1,800,000         10,931,634
                          -----------      -----------       ------------
Net cash provided by
 financing activities...   14,764,170       29,610,715         98,555,828
                          -----------      -----------       ------------
Net increase
 in cash and cash
 equivalents............    6,677,627        9,435,102         13,609,219
Cash and cash equiva-
 lents at beginning of
 period.................    6,931,592        2,408,256                --
                          -----------      -----------       ------------
Cash and cash equiva-
 lents at end of period.  $13,609,219      $11,843,358       $ 13,609,219
                          ===========      ===========       ============
SUPPLEMENTAL SCHEDULE
 OF NONCASH INVESTING
 AND FINANCING
 ACTIVITIES:
 Acquisition of equip-
  ment pursuant to
  capital lease obli-
  gations...............  $       --       $       --        $    276,893
                          ===========      ===========       ============
 Conversion of
  convertible debt and
  related accrued
  interest into common
  stock.................  $       --       $       --        $    875,918
                          ===========      ===========       ============
SUPPLEMENTAL
 DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the
  period for interest...  $   390,034      $   395,172       $  1,501,525
                          ===========      ===========       ============


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS


                              September 30, 1996
                                  (Unaudited)

(1) Summary of Significant Accounting Policies
The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1995 and the unaudited financial statements for the quarter ended March 31, 1996 included in the Company's Registration Statement on Form 10, as amended, which Registration Statement became effective on June 28, 1996, and the Company's unaudited financial statements for the quarter ended June 30, 1996 included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.

Certain prior year balances have been reclassified to conform to the current year presentation.

(2) Equity Offerings
On April 26, 1996, the Company filed a registration statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission in connection with a planned initial public offering (the "Offering") of the Company's common stock. Such Registration Statement has not been declared effective by the Securities and Exchange Commission, and on June 27, 1996 the Company announced that it was postponing the Offering until further notice. On September 3, 1996 the Company withdrew the Registration Statement.

In September 1996, the Company commenced a fourth round of equity financing through a private offering of Series A Convertible Preferred Stock ("Convertible Preferred Stock") at $335 per share. Total gross proceeds of the offering amounted to $15,000,000, representing 44,776.119 shares of Convertible Preferred Stock.

In October 1996, the Company sold an additional 5,970.1493 shares of Convertible Preferred Stock at $335 per share for total gross proceeds of $2,000,000.

In October 1996, the Board of Directors approved the reduction in the number of authorized shares of Convertible Preferred Stock to 146,193.2723.

(3) Subsequent Event
On November 8, 1996, the Company entered into a collaboration and license agreement with Ortho Biotech Inc. and the R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (hereinafter collectively, "Ortho") for the development and commercialization of Lisofylline. Under the agreement, CTI will be responsible for the development of Lisofylline in the United States (the "Co-Promotion Territory"). Subject to certain termination rights, Ortho has agreed to fund 60% of CTI's budgeted development expenses incurred in connection with obtaining regulatory approval for Lisofylline in the Co-Promotion Territory. Upon execution of the agreement, Ortho paid the Company a $5.0 million non-refundable up-front fee. In addition, Johnson & Johnson Development Corporation, an affiliate of Ortho, purchased 14,925.373 shares of CTI's newly issued Series B Preferred Stock at $335.0 per share for an aggregate purchase price of $5.0 million. CTI and Ortho will co-promote Lisofylline in the Co-Promotion Territory and will share profits and losses. Ortho will have the exclusive right to develop and market Lisofylline, at its own expense, for markets outside of the Co-Promotion Territory, subject to specified royalty payments to CTI. CTI will also receive additional equity, license, milestone and similar payments under the agreement if certain milestones are achieved.

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

      As of September 30, 1996, the Company had incurred aggregate net losses of approximately $72.9 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. As of September 30, 1996, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $96.1 million.

Results of Operations

      Three months ended September 30, 1996 compared with three months ended September 30, 1995.

      During the quarter ended September 30, 1996, the Company received a $250,000 milestone payment in connection with its collaboration with BioChem Pharma, Inc. The Company received a milestone payment of $100,000 under the same collaboration agreement during the quarter ended September 30, 1995.

     Research and development expenses decreased to approximately $3.4 million for the quarter ended September 30, 1996 from approximately $3.5 million for the quarter ended September 30, 1995. This decrease was primarily due to reduced preclinical-related development activities with respect to the Company's anti-cancer compound, CT-2584, which decrease was partially offset by increased manufacturing-related development expenses for Lisofylline. The Company expects that research and development expenses will increase significantly the fourth quarter of 1996 and in future years as the Company expands its research and development programs and undertakes additional clinical trials.

     General and administrative expenses increased to approximately $2.0 million for the quarter ended September 30, 1996 from approximately $1.7 million for the quarter ended September 30, 1995. This increase was primarily due to operating expenses associated with supporting the Company's continuing research and development and continuing business development activities. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

     Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income net of interest expense decreased to approximately $71,000 for the quarter ended September 30, 1996 from approximately $263,000 for the quarter ended September 30, 1995. This decrease was primarily associated with interest earnings on a lower average balance of cash reserves between the quarters.

     Nine months ended September 30, 1996 compared with nine months ended September 30, 1995

     During the nine months ended September 30, 1996, the Company received a $250,000 milestone payment from BioChem Pharma, Inc. in connection with an existing collaboration agreement, and a $3.0 million non-refundable signing fee from Schering AG in connection with a collaboration agreement which terminated in April 1996. During the nine months ended September 30, 1995, the Company received a milestone payment of $100,000 under the collaboration agreement with BioChem Pharma.

     Research and development expenses increased to approximately $10.9 million for the nine months ended September 30, 1996 from approximately $10.0 million for the nine months ended September 30, 1995. This increase was primarily due to expanded manufacturing and clinical-related development activities with respect to Lisofylline, which increase was partially offset by a decrease in preclinical-related development expenses with respect to CTI's anti-cancer compound, CT-2584.

     General and administrative expenses increased to approximately $5.5 million for the nine months ended September 30, 1996 from approximately $4.7 million for the nine months ended September 30, 1995. This increase is primarily due to legal costs associated with the collaboration agreement with Schering AG which terminated in April 1996, other continuing business development activities, and to operating expenses associated with supporting the Company's increased research, development and clinical activities.

     Investment income net of interest expense decreased to approximately $359,000 for the nine months ended September 30, 1996 from approximately $467,000 for the nine months ended September 30, 1995. This decrease was primarily associated with interest earnings on a lower average balance of cash reserves between the nine month periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through the sale of equity securities, long-term obligations and convertible debt. As of September 30, 1996, the Company had raised aggregate net proceeds of approximately
$98.9 million from such financing activities, including $15.0 million and $30.5 million from the sale of Convertible Preferred Stock in 1996 and 1995 respectively, $49.3 million from the sale of Common Stock in 1992 and 1993, $850,000 from a bridge loan which was subsequently converted to equity, and approximately $400,000 from the exercise of stock options and warrants. The Company has incurred approximately $330,000 in deferred offering costs related to its withdrawn initial public offering. In addition, the Company financed the purchase of approximately $11.0 million of property and equipment through financing agreements, of which approximately $2.9 million remained outstanding as of September 30, 1996.

     The Company's principal sources of liquidity are its cash balances, cash equivalents and securities available-for-sale, which totaled approximately $24.7 million as of September 30, 1996. The Company invests in U.S. government obligations and other highly rated liquid debt instruments.

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

     The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company will require substantial funds to conduct its existing and planned preclinical and clinical trials, to establish manufacturing and marketing capabilities for any products it may develop, and to continue research and development activities. The Company's current cash and cash equivalents will not be sufficient to fund the Company's operations through the commercialization of its first product. The Company expects that its existing capital resources, together with the interest earned thereon, will enable the Company to maintain its current and planned operations at least through 1997. No assurance can be given that changes will not occur that will consume available capital resources before such time. The Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including continued scientific progress in its research and development programs, the magnitude of such programs, the progress of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims, competing technological and market developments, the terms of any collaborative arrangements that the Company may enter into, the ability of the Company to establish research, development and commercialization arrangements pertaining to the Company's products, the cost of establishing manufacturing facilities, the cost of commercialization activities and the demand for the Company's products if and when approved.

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

     On April 26, 1996, the Company filed a registration statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") in connection with a planned initial public offering (the "Offering") of the Company's Common Stock. Such registration statement has not been declared effective by the Commission, and on June 27, 1996 the Company announced that it was postponing the Offering until further notice. On September 3, 1996 the Company withdrew the Registration Statement.

     At September 30, 1996, the Company had net operating loss carryforwards of approximately $69.8 million and research and development credit carryforwards of approximately $1.5 million. These carryforwards begin to expire in 2007.

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

SUBSEQUENT EVENT
On November 8, 1996, the Company entered into a collaboration and license agreement with Ortho Biotech Inc. and the R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (hereinafter collectively, "Ortho") for the development and commercialization of Lisofylline. Under the agreement, CTI will be responsible for the development of Lisofylline in the United States (the "Co-Promotion Territory"). Subject to certain termination rights, Ortho has agreed to fund 60% of CTI's budgeted development expenses incurred in connection with obtaining regulatory approval for Lisofylline in the Co-Promotion Territory. Upon execution of the agreement, Ortho paid the Company a $5.0 million non-refundable up-front fee. In addition, Johnson & Johnson Development Corporation, an affiliate of Ortho, purchased 14,925.373 shares of CTI's newly issued Series B Preferred Stock at $335.0 per share for an aggregate purchase price of $5.0 million. CTI and Ortho will co-promote Lisofylline in the Co-Promotion Territory and will share profits and losses. Ortho will have the exclusive right to develop and market Lisofylline, at its own expense, for markets outside of the Co-Promotion Territory, subject to specified royalty payments to CTI. CTI will also receive additional equity, license, milestone and similar payments under the agreement if certain milestones are achieved.


PART II

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           3.1 Restated Bylaws of the Company

          10.1 Stock Purchase Agreement, dated as of September 17, 1996, between the Company and Kummell Investments Limited, International Biotechnology Trust plc, W.R. Smith II, Vulcan Ventures Inc. and The Phoenix Partners III Limited Partnership.

          10.2 Stock Purchase Agreement, dated as of October 11, 1996, between the Company and New York Life Insurance Company.

          10.3 Registration Rights Agreement between the Company and the other parties included therein, dated as of September 17, 1996, as amended by Amendment No. 1 thereto dated as of October 11, 1996.

          10.4 Letter Agreement between the Company and Kummell Investments Limited, dated September 17, 1996.

          11.1 Computation of net loss per share

          27.1 Financial Data Schedule


(b)  Reports on Form 8-K

          Report dated September 25, 1996, reporting the closing of an unregistered private offering of 44,776.119 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $15,000,000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    CELL THERAPEUTICS, INC.
                                         (Registrant)


     Dated:   November 14, 1996       By:   /s/  JAMES A. BIANCO, M.D.
                                      ----------------------------------
                                      James A. Bianco, M.D.
                                      President and Chief Executive Officer


     Dated:   November 14, 1996       By:   /s/  LOUIS A. BIANCO
                                      ----------------------------------
                                      Louis A. Bianco
                                      Executive Vice President, Finance and
                                      Administration (Principal Financial
                                      Officer, Principal Accounting Officer)