Form 10-K
period 1996-12-31
CELL THERAPEUTICS INC
filed 1997-03-31
CIK 891293

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                                  (Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended December 31, 1996

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the Transition Period from     to

                        Commission file number 0-28386

                            CELL THERAPEUTICS, INC.
            (Exact name of registrant as specified in its charter)

              WASHINGTON                           91-1533912
      (State of Incorporation)                  (I.R.S. Employer
                                                Identification No.)
                      201 ELLIOTT AVENUE WEST, SUITE 400
                           SEATTLE, WASHINGTON 98119
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (206) 282-7100

                             ---------------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                        Preferred Stock Purchase Rights
                             ---------------------
                              (titles of classes)

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On March 27, 1997, Cell Therapeutics, Inc. had 13,028,433 outstanding shares of Common Stock. Of those, 7,675,371 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the closing price of such shares on the Nasdaq National Market on March 27, 1996, was approximately 76,753,710. Shares of Common Stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                   Documents Incorporated by Reference: None

===============================================================================

  This Report contains forward-looking statements which involve risks and uncertainties. When used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1--Business--Risk Factors" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL

  Cell Therapeutics, Inc. ("cti" or the "Company") focuses on the discovery, development and commercialization of small molecule drugs for the treatment of cancer and inflammatory and immune diseases. The Company is conducting Phase III clinical trials for its lead product candidate, Lisofylline, which is being developed to prevent or reduce treatment-related toxicities, specifically serious and fatal infections, mucositis and treatment-related mortality, among cancer patients receiving high dose radiation and/or chemotherapy. In November 1996 cti entered into a Collaboration and License Agreement with Johnson & Johnson for the joint development and commercialization of Lisofylline. The Company is focusing its oncology development efforts on a portfolio of drugs that it believes will address the three principal causes of cancer treatment failure: (i) Lisofylline--a supportive care agent being investigated to prevent or reduce the incidence of serious and fatal infections, mucositis (damage to the epithelial cells lining the mouth, stomach and intestinal tract) and treatment-related mortality among cancer patients receiving high dose radiation and/or chemotherapy, (ii) CT-2584--a novel anti-cancer drug under investigation for the treatment of patients with multidrug resistant tumors and (iii) tumor sensitizing agents being investigated to enhance sensitivity to radiation among tumors that have deleted or mutated tumor suppression genes. The Company believes that, in addition to its oncology applications, Lisofylline may be effective as an agent to prevent or reduce the incidence and severity of acute lung injury ("ALI") and mortality among patients requiring mechanical ventilation for respiratory failure following pneumonia, multiple traumatic injuries, or sepsis. The Company has expended approximately $60.9 million from its inception to December 31, 1996 on research and development activities to build a unique drug discovery platform based on its proprietary technology in phospholipid chemistry.

  Cell Therapeutics, Inc. was incorporated in Washington in September 1991. The Company has not received any revenue from the sale of products to date and does not expect to receive revenues from the sale of products for at least the next several years. The Company's executive offices are located at 201 Elliott Avenue West, Seattle, Washington 98119, and its telephone number is (206) 282-7100.

RISK FACTORS

  Dependence on Single Drug Candidate. The Company's lead drug candidate is Lisofylline. A Phase II clinical trial of Lisofylline in cancer patients undergoing high dose radiation and/or chemotherapy followed by bone marrow transplantation ("BMT") was completed in the first quarter of 1996, and the Company initiated a pivotal Phase III trial of Lisofylline for BMT in the third quarter of 1996. The Company is also conducting ongoing Phase II and Phase III trials of Lisofylline among patients with newly diagnosed acute myelogenous leukemia ("AML") undergoing high dose induction chemotherapy. There can be no assurance that such Phase III trials will be successfully completed, that further clinical studies will not be needed, or that any such clinical trials will lead to FDA approval. Furthermore, there can be no assurance that the Company will be successful in its efforts to develop Lisofylline for other indications, including mucositis and inflammatory disease. The remainder of the Company's drug candidates are still in research and development, preclinical trials or early stage clinical trials. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources prior to commercialization. The Company is, therefore, dependent on the successful completion of its Phase III trials and filing for and obtaining regulatory approval of Lisofylline to generate revenues while it continues the research, development and regulatory approval processes for its other drug candidates. Although the Company is currently seeking to develop other drug candidates and to expand the number of drug candidates it has under development, there can be no assurance that it will be successful in such development or expansion. If Lisofylline does not successfully complete clinical testing and meet applicable regulatory requirements, or is not successfully manufactured or marketed, the Company may not have the financial resources to continue research and development of other product candidates. See "--Risk Factors--No Assurance of FDA Approval; Comprehensive Government Regulation," "--Products under Development" and "-- Collaborations."

  Technological Changes and Uncertainty. The Company currently relies exclusively upon its lipid-based small molecule technology for the discovery, development and commercialization of drugs for the treatment of cancer and inflammatory and immune diseases. To date, the Company's resources have been dedicated primarily to the research and development of potential pharmaceutical products that the Company believes regulate the production and/or degradation of phospholipids such as phosphatidic acids ("PAs") or oxidized lipids such as hydroperoxyoctadecadienoic acids ("HPODEs"). The physiology of cancer, inflammatory and immune disease is complex, and the role of PAs and HPODEs, and the stress-activated pathways ("SAPs") which they appear to activate, is not fully known. Although preclinical and clinical data to date suggest that the species of PAs and HPODEs targeted by the Company's products under development play an important role in the cellular inflammatory and injurious response to cell-damaging stimuli such as radiation, chemotherapy and oxidative injury, there can be no assurance that the Company's therapeutic approaches are correct or that its drug candidates will be proven safe or effective. The Company believes that the elevation and production of PAs and HPODEs and the activation of SAPs do not appear to be primarily utilized for normal cellular processes, and that the Company's drug candidates will not substantially interfere with normal cellular processes at therapeutically-relevant levels. There can be no assurance that the PAs or HPODEs or the SAPs believed to be targeted by the Company's drug candidates do not serve a currently unidentified beneficial purpose which might be adversely affected by the mechanism of action of the Company's drug candidates. No assurance can be given that unforeseen problems will not develop with the Company's technologies or applications, or that commercially feasible products will ultimately be developed by cti. There can be no assurance that research and discoveries by others will not render some or all of cti's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors. Technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's focus on cell membrane lipids in regulating cellular processes. The failure to commercialize such products would have a material adverse effect on the Company.

  No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials. The Company has no products commercially available for sale and does not expect to have any products commercially available for sale for at least the next several years, if ever. The time frame for achievement of market success for any potential product is long and uncertain. The Company's lead product candidates, Lisofylline and CT-2584, are currently in clinical trials for certain indications. However, the results obtained to date in preclinical and clinical studies of Lisofylline and in preclinical studies and preliminary clinical trials of CT-2584 are not necessarily indicative of results that will be obtained during future clinical testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. In addition, data obtained from clinical trials are susceptible to varying interpretations. For example, in February 1996 the Company entered into an agreement with Schering AG ("Schering") for the development and commercialization of Lisofylline and CT-2584. This agreement was contingent upon Schering finding the clinical trial results and related data from the Company's Phase II BMT trial acceptable. In April 1996, Schering informed the Company that it did not wish to activate the agreement based on, among other factors, (i) its view that one of the endpoints of the Phase II BMT trial, white blood cell recovery, was not met and (ii) its view that the trial data regarding mortality rate and incidence of serious and fatal infection were difficult to interpret and that, as a result, Schering could not determine that the data was meaningful. See "-- Products under Development--Oncology" and Note 11 of Notes to Consolidated Financial Statements appearing at Item 8 of this Report. There can be no assurance that the Company and its collaborators will agree on the interpretation of the Company's future clinical trial results or that the Company's clinical trials will demonstrate sufficient terms of safety and efficacy necessary to obtain the requisite regulatory clearance or will result in marketable products.

  The Company's research and development programs for products other than Lisofylline and CT-2584 are at an early stage of development. Preclinical in vitro and animal studies are not necessarily indicative of results that may be obtained during human clinical testing. Many potential therapeutic products indicate positive in vitro results which are not subsequently reproduced in humans. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources prior to commercialization. There can be no assurance that the Company's research will lead to the discovery of additional product candidates or that Lisofylline, CT-2584 or any other products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully or profitably marketed. There can be no assurance as to the extent to which any products developed by cti will be able to penetrate the potential market for a particular therapy or indication or gain market acceptance among health care providers, third-party payors or patients.

  The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs or in delays or termination of clinical trials, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to submit a new drug application as scheduled if clinical trials are completed, or that any such application will be reviewed and cleared by the FDA in a timely manner, or at all.

  There can be no assurance that unacceptable toxicities or side effects will not occur at any dose level at any time in the course of toxicology studies or clinical trials of the Company's potential products. The appearance of any such unacceptable toxicities or side effects in toxicology studies or clinical trials could cause the Company or regulatory authorities to interrupt, limit, delay or abort the development of any of the Company's potential products and could ultimately prevent their clearance by the FDA or foreign regulatory authorities for any or all targeted indications. Even after being cleared by the FDA or foreign regulatory authorities, a product may later be shown to be unsafe or to not have its purported effect, thereby preventing widespread use or requiring withdrawal from the market. There can be no assurance that any potential products under development by the Company will be safe or effective when administered to patients.

  History and Continuation of Losses; Early Stage of Development. The Company commenced operations on February 1, 1992, and has not received any revenue from the sale of products to date, nor does it expect to receive revenues from the sale of products for at least the next several years. The Company has incurred net losses since inception and had an accumulated deficit of approximately $74.1 million as of December 31, 1996. These losses are primarily attributable to research and development efforts, including preclinical studies and clinical trials.

  To date, the Company's operations have been funded primarily through the sale of equity securities, which has raised aggregate net proceeds of approximately $133.9 million, including estimated net proceeds of $27.1 million from the Company's initial public offering which closed on March 26, 1997 and estimated net proceeds of $3.0 million from the sale of 300,000 shares of Common Stock to Johnson & Johnson concurrent with the the closing of the initial public offering. The Company expects that its revenue sources for at least the next several years will consist primarily of future expense reimbursements and milestone payments under its collaboration agreements with Johnson & Johnson and with an affiliate of BioChem Pharma, Inc. ("BioChem Pharma"), and of interest income.

  The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of the success of cti must be considered in light of the problems, expenses and delays frequently encountered in connection with the development of pharmaceutical products, the utilization of unproven technology and the competitive environment in which cti operates. The Company is working on a number of costly long-term development projects which involve experimental and unproven technology and may ultimately prove unsuccessful. There can be no assurance that cti will have sufficient funds or be able to successfully complete its research and development, obtain regulatory approval for, or manufacture or market any products in the future. In addition, since cti does not currently have any marketable products, it expects to incur substantial operating losses for a number of years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will be able to develop additional revenue sources or that its operations will ever become profitable. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Need for Substantial Additional Funds. The Company will require substantial additional funds to conduct its existing and planned preclinical and clinical trials, to establish manufacturing and marketing capabilities for any products it may develop, and to continue research and development activities. The Company expects that its existing capital resources and the interest earned thereon, combined with anticipated funding from Johnson & Johnson under the Collaboration Agreement, will enable the Company to maintain its current and planned operations at least through the end of 1998. Furthermore, the Company will need to raise substantial additional capital to fund its operations beyond such time. See "--Risk Factors--Reliance on Relationship with Johnson & Johnson," "--Collaborations" and "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's future capital requirements will depend on, and could increase as a result of, many factors, including the continuation of the Company's collaboration with Johnson & Johnson; continued scientific progress in its research and development programs; the magnitude of such programs; the progress of preclinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the terms of any additional collaborative arrangements that the Company may enter into; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

  The Company intends to raise additional funds through additional equity or debt financings, research and development financings, collaborative relationships, or otherwise. Because of these long-term capital requirements, cti may seek to access the public or private equity markets from time to time, even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to cti, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, cti may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. The Company may also be required to seek to obtain funds through arrangements with collaborative partners or others that may require cti to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Reliance on Relationship with Johnson & Johnson. The Company is dependent on the future payments from Johnson & Johnson to continue the development and commercialization of Lisofylline as presently planned. Under the terms of the Collaboration and License Agreement (the "Collaboration Agreement") between Johnson & Johnson and the Company, Johnson & Johnson has committed to fund 60 percent of cti's budgeted development expenses incurred in connection with obtaining regulatory approval for Lisofylline in the United States. Johnson & Johnson will be responsible for obtaining regulatory approval for Lisofylline outside of the United States and Canada at its own expense. Although cti and Johnson & Johnson will co-promote Lisofylline in the United States, Johnson & Johnson will have primary responsibility for commercializing Lisofylline. There can be no assurance that Johnson & Johnson will be able to establish effective sales and distribution capabilities or will be successful in gaining market acceptance for Lisofylline or that Johnson & Johnson will devote sufficient resources to the commercialization of products under the Collaboration Agreement.

  Although Johnson & Johnson has committed to fund up to $12.0 million of cti's budgeted development expenses for each of the calendar years 1997 and 1998, Johnson & Johnson may terminate the Collaboration Agreement at any time based upon material safety or tolerability issues related to Lisofylline upon 30 days' notice, and for any reason after November 8, 1997, subject to a six month notice period. Johnson & Johnson would have no further obligation to fund cti's development expenses related to Lisofylline following such termination. However, the financial and other obligations of Johnson & Johnson (aside from Johnson & Johnson's obligation to make additional payments to, and equity investments in, cti if certain development milestones are achieved) would continue during such six month notice period. If Johnson & Johnson were to terminate its participation in the Collaboration Agreement, the Company would not be able to continue the development of Lisofylline as presently planned, and the Company's financial condition would be materially and adversely affected. If adequate funds were not then available from other sources, the Company would be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities or seek to obtain funds through arrangements with collaborative partners or others on terms which may be less favorable to cti than the Collaboration Agreement. See "--Risk Factors--Need for Substantial Additional Funds" and "-- Collaborations."

  No Assurance of FDA Approval; Comprehensive Government
Regulation. Regulatory approval to market human therapeutics must be obtained from the FDA and comparable health authorities in foreign countries. This process requires lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures, which must establish that such therapeutics are safe and efficacious. Obtaining regulatory approval to market drugs typically takes one or more years after the completion of clinical trials and the filing of a New Drug Application ("NDA"), with no assurance that such approval will ever be obtained. The time involved for regulatory review varies substantially based upon the type, complexity and novelty of the drug. In addition, delays or rejections may be encountered based upon existing and changing policies of regulatory authorities for drug approval during the period of drug development and regulatory review of each submitted NDA. The results obtained in preclinical and early clinical studies are not necessarily indicative of results that will be obtained during future clinical testing. There can be no assurance that the results obtained by the Company to date will continue as testing and trials progress or that the Company's products will ever be approved for commercial sale by the FDA or other regulatory authorities.

  In addition to the substantial time commitment required, the regulatory process, which includes preclinical testing and clinical trials of each compound to establish its safety and efficacy, requires the expenditure of substantial resources. Preclinical studies must be conducted in conformity with the FDA's current Good Laboratory Practices ("GLP"). Clinical trials must meet requirements for institutional review board oversight and informed consent, as well as FDA prior review and acceptance of Investigational New Drug applications ("IND"), continued FDA oversight, and current Good Clinical Practices ("GCP"). The Company's experience in conducting clinical trials is limited. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Furthermore, studies conducted with alternative designs or alternative patient populations could produce results which vary from those obtained by the Company. There can be no assurance that the Company's data or its interpretation of its data will be accepted by governmental regulators, the medical community or the Company's collaborators. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials."

  Government regulation also affects the manufacture and marketing of pharmaceutical drug products. Any future FDA or other governmental approval of drug products developed by cti may entail significant limitations on the indicated uses for which such products may be marketed. Approved drug products will be subject to additional testing and surveillance programs required by the regulatory agencies. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions or criminal proceedings. In the event that cti were to manufacture therapeutic products, cti would be required to adhere to applicable standards for current Good Manufacturing Practices ("GMP") prescribed by the FDA, engage in extensive record keeping and reporting, and submit its manufacturing facilities to periodic inspections by state and federal agencies, including the FDA, and comparable agencies in other countries.

  The effect of government regulation may be to considerably delay or prevent the marketing of any product that cti may develop and/or to impose costly procedures upon cti's activities, the result of which may be to furnish an advantage to its competitors. There can be no assurance that regulatory approval for any products developed by cti will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain such approvals would adversely affect cti's ability to market the proposed products and earn product revenue. The Company is unable to predict the extent and impact of regulation resulting from future federal, state or local legislation or administrative actions, or whether such government regulation may have a material adverse effect on cti. See "--Government Regulation."

  Outside the United States, the Company's ability to market a product is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union ("EU") certain registration procedures are available to companies wishing to market a product in more than one EU member state. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. See "--Government Regulation."

  Ability to Protect Intellectual Property. The Company's success will depend in part on its ability to obtain patent protection for its products and technologies in the United States and other countries, effectively preserve its trade secrets, enforce its rights against third parties which may infringe on its technology and operate without infringing on the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. The Company intends to file applications as appropriate for patents covering both its products and processes. There can be no assurance that any patents will issue from any present or future applications or, if patents do issue, that such patents will be issued on a timely basis or that claims allowed on issued patents will be sufficient to protect the Company's technology. In addition, there can be no assurance that the patents issued to cti will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. With respect to such issued U.S. patents or any patents that may issue in the future, there can be no assurance that they will effectively protect the technology involved, foreclose the development of competitive products by others or otherwise be commercially valuable.

  The commercial success of the Company will also depend in part on the Company's neither infringing the patents or proprietary rights of third parties nor breaching any technological licenses which relate to the Company's technologies and potential products. In general, the development of therapeutic products is intensely competitive and many pharmaceutical companies, biotechnology companies, universities and research institutions have filed and will continue to file patent applications and receive patents in this field. If patents are issued to other entities that contain competitive or conflicting claims with respect to technology pursued by cti and such claims are ultimately determined to be valid, no assurance can be given that cti will be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology or compounds. In such case, the Company could be precluded from using technology that is the subject matter of such patents, which could have a material adverse effect on the Company. In order to enforce any patents issued to the Company or determine the scope and validity of other parties' proprietary rights, the Company may have to engage in litigation, which would result in substantial cost to, and diversion of efforts by, the Company. In addition, if the Company elects or is required to participate in interference proceedings declared by the U.S. Patent and Trademark Office, substantial cost to the Company could result. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses can be obtained on commercially reasonable terms, or at all. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of such litigation.

  The Company is aware of a patent belonging to third parties that could be interpreted to compromise the Company's freedom to sell Lisofylline in the United States for certain non-oncology applications. The Company believes, upon the advice of its patent counsel, that any such interpretation is relevant only in connection with the Company's use of Lisofylline in preventing lung injury following traumatic injury or sepsis; and, irrespective of such interpretation, that the Company's planned manufacture, sale or use of Lisofylline as described in this Form 10-K does not infringe any valid claim of such third party patent. If such third party patent rights were interpreted to limit the use of Lisofylline, the Company may be required to obtain a license from such parties. There can be no assurance that any such license would be available to the Company upon reasonably acceptable terms, if at all. If the Company were so required to obtain a license from such parties, and if the Company were unable to obtain such a license on reasonably acceptable terms, the Company would be materially and adversely affected. The Company could also face significant costs associated with any litigation relating to such patent.

  In order to protect its proprietary technology and processes, cti also relies on confidentiality and material transfer agreements with its corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for breach or that the Company's trade secrets will not otherwise become known or independently discovered by competitors. See "--Patents and Proprietary Rights."

  Substantial Competition. The Company faces substantial competition from a variety of sources, both direct and indirect. The Company faces direct competition from many companies focusing on areas such as cell signal transduction, surface receptor technology, transcription factors and gene therapies. There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged more generally in developing synthetic pharmaceutical and biotechnological products for the same therapeutic applications as those which are the subject of the Company's research and development efforts. In some instances, such products have already entered clinical trials or received approval from the FDA. In addition, many of these competitors have significantly greater experience than cti in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. The Company also competes with companies that have substantially greater capital resources and research and development, manufacturing, marketing and sales capabilities. Moreover, certain academic institutions, governmental agencies and other public and private research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and compete with the Company in recruiting highly qualified scientific personnel. Other companies may succeed in developing products that are more effective or less costly than any that may be developed by cti and may also prove to be more successful than cti at marketing such products. Competition may increase further as a result of the potential advances in the commercial applicability of genetic engineering technologies and organic chemistry. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier patent protection or product commercialization than cti. See "--Competition."

  Reliance on Third Party Manufacturers; Manufacture of Products in Commercial Quantities. The manufacturing of sufficient quantities of new drugs is a time consuming, complex and unpredictable process. The Company currently has no internal facilities for the manufacture of any of its products for clinical or commercial production. The Company currently relies on third parties to manufacture compounds for preclinical testing and clinical trials. The Company has recently entered into a manufacture and supply agreement with ChiRex, Ltd. ("ChiRex") for the manufacture and supply of Lisofylline bulk drug and corresponding intermediate compounds for the Company's requirements for ongoing and future clinical trials and commercial requirements during product launch and commercialization. Under the terms of the Collaboration Agreement with Johnson & Johnson, the Company will be responsible for the manufacture of Lisofylline for development and commercialization purposes until November 8, 1999. Thereafter, Johnson & Johnson will assume responsibility for the manufacture of Lisofylline. However, Johnson & Johnson may elect to assume responsibility for the manufacture of Lisofylline at any time prior to such date. Lisofylline has never been manufactured on a commercial scale, and no assurance can be given that the Company, together with Johnson & Johnson will be able to make the transition to commercial production. The Company may need to develop additional manufacturing resources, or may seek to enter into collaborative arrangements with other parties which have established manufacturing capabilities or may elect to have other third parties such as ChiRex manufacture its products on a contract basis. All manufacturing facilities must comply with applicable regulations of the FDA. The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with current GMP and other applicable domestic and foreign regulations. However, the Company is dependent upon Johnson & Johnson and contract manufacturers including ChiRex to comply with such procedures and regulations. There can be no assurance that Johnson & Johnson or these contract manufacturers will meet the Company's requirements for quality, quantity or timeliness. See "--Manufacturing."

  Absence of Sales and Marketing Organization. The Company has no experience in marketing, sales or distribution. To directly market any of its potential products, the Company must obtain access to marketing and sales forces with technical expertise and with supporting distribution capability. To this end, the Company has entered into a collaboration with Johnson & Johnson which permits cti to co-promote Lisofylline with Johnson & Johnson in the United States while providing that Johnson & Johnson will have primary responsibility for commercializing Lisofylline. See "Business--Collaborations." If the Company develops additional products with commercial potential outside of the Johnson & Johnson collaboration, cti may need to develop marketing and additional sales resources, may seek to enter into collaborative arrangements with other parties which have established marketing and sales capabilities or may choose to pursue the commercialization of such products on its own. There can be no assurance that the Company, Johnson & Johnson or, to the extent the Company enters into any commercialization arrangements with any other third parties, such other third parties, will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for the Company's products.

  The successful commercialization of the Company's products in certain markets will be dependent, among other things, on the establishment of commercial arrangements with others in such markets. Such arrangements could include the granting of marketing or other rights to third parties in exchange for royalties, milestone development payments or other payments. There can be no assurance that any such additional arrangements will be established. If the Company is not able to establish such arrangements, it would encounter delays in introducing its products into certain markets. While the Company believes that parties to any such arrangements will have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources they devote to these activities will not be within the Company's control. There can be no assurance that the Company will enter into any such arrangements on acceptable terms or that any such parties will perform their obligations as expected or that any revenue will be derived from such arrangements. See "--Marketing."

  Management of Growth. The Company's success will depend in part on its ability to expand its operations as the Company begins to commercialize its potential drug products. Such growth is expected to place a significant strain on the Company's managerial, operational and financial resources. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that its systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to exploit opportunities for the Company's products or proprietary technology. There can be no assurance that the Company will be successful in adding technical personnel as needed to meet the staffing requirements of the Company's collaboration with Johnson & Johnson or any additional collaborative relationships into which the Company may enter. An inability to manage growth, if any, could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

  Attraction and Retention of Key Employees and Consultants. The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might impede the achievement of research and development objectives. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to cti's success. Although cti believes it will be successful in attracting and retaining skilled and experienced scientific and technical personnel, there can be no assurance that cti will be able to attract and retain such personnel on acceptable terms. In addition, if cti reaches the point where its activities require additional expertise in clinical testing, in obtaining regulatory approvals, and in production and marketing, there will be increased demands on cti's resources and infrastructure. The inability to obtain additional qualified personnel could materially and adversely affect the prospects for cti's success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as academia, government organizations, research institutions and other entities. There can be no assurance that cti will be able to attract and retain the qualified personnel necessary for the development of its business. Loss of the services of, or the failure to recruit, key managerial and scientific and technical personnel could have a material adverse effect on cti's research and product development programs. In addition, cti relies on consultants and advisors, including its scientific and clinical advisors, to assist the Company in formulating its research and development strategy. All of cti's consultants and advisors are employed by employers other than the Company, or are self-employed, and have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company. See "--Human Resources."

  Product Liability; Insurance. The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human pharmaceutical products. Although the Company is insured against such risks up to a $20 million annual aggregate limit in connection with human clinical trials, there can be no assurance that the Company's present clinical trials liability insurance coverage is adequate or that the Company will be able to maintain such insurance on acceptable terms. The Company has no products commercially available for sale and has not procured product liability insurance covering claims in connection with commercially marketed products. There can be no assurance that the Company will be able to obtain comparable insurance on commercially reasonable terms if and when it commences the commercial marketing of any products or that such insurance will provide adequate coverage against potential liabilities. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company and may prevent the Company from obtaining adequate product liability insurance in the future on commercially reasonable terms.

  Uncertainty of Pharmaceutical Pricing and Reimbursement. Sales of cti's proposed products will be dependent in part on the availability and extent of reimbursement for the cost of such products and related treatments from third-party health care payors, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new medical products and services and by refusing, in some cases, to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. If cti succeeds in bringing any of its proposed products to the market, there can be no assurance that any such products will be considered cost-effective or that third-party reimbursement will be available or will be sufficient to enable cti to sell its proposed products on a competitive basis and to maintain price levels sufficient to realize an appropriate return on its investment in product development. If adequate coverage and reimbursement levels are not provided by government and other third-party payors, the market acceptance of cti's products would be adversely affected. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to cti before or after any of the Company's proposed products are approved for marketing. While cti cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on cti's business, financial condition and prospects.

  Use of Hazardous Materials. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

  Concentration of Ownership. Directors and officers of cti, and their affiliates, beneficially own in the aggregate 2,171,461 shares of the Company's Common Stock (including shares of Common Stock subject to options or warrants exercisable or convertible within 60 days of March 28, 1997) representing approximately 16.39% of the voting power of the Company's outstanding securities. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company. See "Item 14-Security Ownership of Certain Beneficial Owners and Management."

  Volatility of Stock Price. Future trading prices of the Common Stock will depend on many factors, including, among other things, the Company's operating results and the market for similar securities. The market prices for securities of pharmaceutical and biotechnology companies have been highly volatile and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. It is likely that the market price of the Common Stock will be highly volatile. Factors such as announcements of technological innovations or new commercial products by the Company, its collaborative partners or the Company's present or potential competitors; announcements by the Company or others of results of preclinical testing and clinical trials; developments or disputes concerning patent or other proprietary rights; developments in the Company's relationships with Johnson & Johnson or future collaborative partners; acquisitions; litigation; changes in third-party reimbursement policies; adverse legislation; regulatory decisions; releases of reports by security analysts; public concern regarding the safety, efficacy or other implications of the drugs sought to be developed by the Company, or of biotechnology in general; economic and other external factors; as well as period-to-period fluctuations in the Company's operating results and general market conditions, may have a significant impact on the future price of the Common Stock.

  Shares Eligible for Future Sale; Registration Rights; Possible Adverse Effect on Future Market Price. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price of the Common Stock. Taking into consideration certain amendments to Rule 144 under the Securities Act, as amended (the "Securities Act"), recently adopted by the Securities and Exchange Commission and the effect of certain "lock-up" agreements entered into by all officers, Directors and certain other shareholders of the Company with the managing underwriters of the Company's initial public offering, 3,116,224 shares which have been held by non-affiliates for more than two years are eligible for immediate sale in the public market without restriction pursuant to Rule 144(k) under the Securities Act and an additional 15,244 shares will be eligible for sale subject to the provisions of Rules 144 and 701 under the Securities Act. The officers, Directors and certain other shareholders of the Company who beneficially own an aggregate of approximately 7,888,918 shares of Common Stock have agreed, pursuant to certain "lock-up" agreements, that they will not, without the prior written consent of UBS Securities LLC, offer, sell or otherwise dispose of any shares of Common Stock, options or warrants to acquire shares of Common Stock or securities exchangeable for or convertible into shares of Common Stock owned by them for a period of 180 days after March 26, 1997. At the end of such 180-day period, approximately 2,693,444 shares of Common Stock will be eligible for immediate sale in the public market without restriction under Rule 144(k) or subject to Rules 144 and 701 upon the expiration of such lock-up agreements. The remaining shares of Common Stock will have been held for less than one year upon the expiration of such lock-up agreements and will become eligible for sale under Rule 144 at various dates thereafter as the holding period provisions of Rule 144 are satisfied. In addition, holders of stock options and warrants exercisable for an aggregate of 1,101,991 shares of Common Stock have entered into 180-day lock-up agreements. The Company intends to file one or more registration statements under the Securities Act enabling certain option holders to sell shares for which options are exercisable upon the expiration of the lock-up agreements. The Company is obligated to register approximately 5,653,076 shares of outstanding Common Stock and warrants to purchase 77,907 shares of Common Stock for sale to the public beginning 180 days after March 26, 1997.

  Anti-Takeover Provisions; Possible Issuance of Preferred Stock; Rights Plan. The Company's Restated Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, cti. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. In addition, shares of the Company's preferred stock may be issued in the future without further shareholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of cti. The Company has no present plans to issue any shares of preferred stock. In addition, the Company has adopted a Rights Agreement that, along with certain provisions of the Company's Restated Articles of Incorporation, have the effect of discouraging certain transactions involving a change of control of the Company.

SCIENTIFIC OVERVIEW

  Cell communication occurs through a complex process that commences when "first messengers" outside the cell, such as hormones, cytokines and growth factors, recognize and bind to cellular receptors, some of which are embedded in the cell membrane. The first messenger initiates a series of biochemical events within the cell, known as signal transduction, which result in cellular responses. In the 1970s scientists discovered that, in response to extracellular binding of first messengers, certain molecules, including cell membrane lipids, are chemically altered to form "second messengers" which participate in transducing chemical information from the cell membrane to the cell nucleus. Certain signal transduction pathways are essential for normal day-to-day cellular processes, and are often referred to as "housekeeping pathways" or "physiologic pathways." These housekeeping pathways are involved in the normal growth and replenishment of cells in the body, such as blood cells and the cells lining the intestinal tract. In contrast, there are also signal transduction pathways, termed "stress-activated pathways" or "SAPs," which are part of the cellular response to injury following exposure to cell-damaging stimuli such as radiation, chemotherapy or oxidative injury and which are also activated in many disease states.

  The Company believes that such cell-damaging stimuli cause a number of their toxic effects by altering the chemical composition of certain cell membrane lipids and phospholipids, resulting in the production of biologically reactive phospholipids termed phosphatidic acids ("PAs") and oxidized lipids termed hydroperoxyoctadecadienoic acids ("HPODEs"). These phospholipids and oxidized lipids in turn activate stress-related signaling pathways within the cell which carry the cell-damaging message to the cell nucleus, resulting in the activation of transcription factors. The activation of these transcription factors may in turn lead to the (i) production of inflammatory cytokines and the resulting activation of inflammatory and immune responses, (ii) production of cytokines which inhibit the growth and renewal of the stem cells in the bone marrow and of the cells lining the intestinal tract and (iii) promotion of cell membrane damage leading to cell death.

  PA elevation, appearance of HPODEs and activation of SAPs are associated with many disease states and do not appear to be primarily utilized for normal cellular processes. The Company believes that therapeutics which regulate the production and/or degradation of phospholipids or oxidized lipids such as PAs and HPODEs and which regulate the activation of SAPs may offer greater specificity and safety profiles for the treatment of oncologic, inflammatory and immune diseases than pharmaceuticals that modulate the housekeeping pathways necessary for normal day-to-day cellular function.

PRODUCTS UNDER DEVELOPMENT

  The following table summarizes the potential therapeutic indications, current development status and current collaborators for the Company's products under development:


  DEVELOPMENT           POTENTIAL
    PROGRAM      THERAPEUTIC INDICATIONS         DEVELOPMENT   STATUS(1)      COLLABORATORS(2)
-----------------------------------------------------------------------------------------------
  ONCOLOGY
   Lisofylline Prevent or reduce infection,   Pivotal Phase III trial for BMT Johnson & Johnson
                mucositis and treatment-       ongoing                        BioChem Pharma
                related mortality following   Phase II trial for AML ongoing
                high dose radiation and/or    Pivotal Phase III trial for
                chemotherapy                   AML ongoing
   CT-2584     Anti-cancer agent targeting    Phase I trials ongoing          BioChem Pharma
                multidrug resistant tumors
   CT-2412     Tumor sensitizer               Research lead                   --
-----------------------------------------------------------------------------------------------
  INFLAMMATION
   Lisofylline Prevent or reduce acute lung   Phase II trial completed        Johnson & Johnson
                injury and mortality among                                    BioChem Pharma
                patients requiring
                mechanical ventilation for
                respiratory failure
-----------------------------------------------------------------------------------------------
  IMMUNOLOGY
   CT-3578     Treatment of acute organ       Research lead                   --
                transplant rejection
-----------------------------------------------------------------------------------------------

 (1) Research lead refers to a compound that exhibits pharmacological properties which are evaluated in vitro and in animal models prior to the commencement of the additional pharmacology and toxicology studies, formulation work and manufacturing scale-up required to submit an IND. See "--Government Regulation" for a description of the phases of human clinical trials.
 (2) See "--Collaborations" for a description of cti's collaboration agreements and commercial rights to such products.


ONCOLOGY

 Overview

  Cancer is the second leading cause of death in the United States, resulting in over 550,000 deaths annually. The National Cancer Advisory Board reports that more than eight million people in the United States have cancer, and projects that cancer will surpass heart disease as the leading cause of death in the United States by the end of the decade. Approximately 1.4 million new cases of cancer are diagnosed each year in the United States. The most commonly used methods for treating cancer patients include surgery, radiation and drug chemotherapy. A cancer patient often receives a combination of these treatment modalities depending upon the type and extent of the disease. At some point in their disease treatment, 70 percent of all cancer patients will receive radiation therapy and 50 percent of all newly diagnosed cancer patients will receive chemotherapy. Despite their benefits for treating cancer, there are significant limitations of, and complications associated with, radiation and chemotherapy which result in a high rate of treatment failure. For example, only ten percent of patients treated with chemotherapy are cured. The principal causes of treatment failure include treatment-related toxicities, multidrug resistance and tumor resistance to radiation.

  Treatment-Related Toxicities. Despite their benefits for treating cancer, radiation and chemotherapy treatment result in toxicities that limit the use of potentially more effective doses. These treatment-related toxicities are directly responsible for placing patients at risk for serious and often life-threatening infections and other undesirable side effects. Radiation and chemotherapy are toxic to rapidly dividing cells, which include not only cancer cells but also certain normal cells such as bone marrow cells, hair follicle cells and the epithelial cells lining the mouth, stomach and intestinal tract. The most common and problematic of the severe side effects attributable to radiation and chemotherapy are neutropenia--bone marrow suppression of infection-fighting white blood cells ("WBCs") and mucositis-- damage to the epithelial cells lining the mouth, stomach and intestinal tract. Epithelial cells form an important barrier, preventing potentially lethal bacterial, fungal and viral organisms which reside in the intestinal tract from entering the sterile blood stream and organs. Damage from radiation or chemotherapy to intestinal epithelial cells disrupts this important barrier, allowing infectious pathogens to gain access to the systemic blood circulation. When neutropenia and mucositis occur together, patients are at high risk for serious and fatal infections. Patients often require supportive care agents as an adjunct to the primary therapy in order to lessen the toxicities associated with radiation and chemotherapy.

  Approximately 575,000 patients receive chemotherapy each year in the United States, with more than 20 percent developing severe neutropenia and/or mucositis. WBC growth factors such as Neupogen(R) (G-CSF), marketed by Amgen Inc., target the fever and neutropenia (two surrogate markers that indicate risk for developing infection) induced by radiation and chemotherapy, but in most studies have failed to prevent serious or fatal infections, have had no impact on survival, and have failed to treat other acute toxicities of cancer treatment such as mucositis. Despite these limitations, Neupogen generated worldwide sales in excess of $1 billion in 1996. There are currently no supportive-care measures that adequately treat or prevent mucositis.

  Multidrug Resistance. Multidrug resistance to conventional chemotherapeutic agents is a major impediment to the effective treatment of certain cancers. Approximately 90 percent of all cancer patients undergoing chemotherapy (40 percent to 45 percent of all new cancer cases) express or will develop multidrug resistance. Because most chemotherapeutic agents share a similar mechanism of action, once a tumor develops resistance to a single therapeutic agent, it becomes resistant to a broad range of chemotherapeutic drugs.

  Tumor Resistance to Radiation. Radiation therapy kills tumor cells by generating highly reactive and toxic oxygen free radicals, resulting in damage to cell replication machinery (e.g., DNA). Tumors are classified as being sensitive (e.g., lymphomas) or resistant (e.g., colon or skin cancers) to radiation therapy. Almost 50 percent of certain cancer cell types, such as prostate and lung cancer, are resistant to radiation therapy at the time of diagnosis. Mechanisms by which tumor cells develop resistance to radiation include mutations or deletions in so-called tumor suppression genes (e.g., p53) that control cell replication, abnormal regulation of proteins which inhibit programmed cell death, such as bcl-2, or mechanisms by which DNA is repaired during cell replication. The p53 tumor suppression gene is mutated or deleted in approximately 50 percent of newly diagnosed cancers and is a major contributor to the failure of radiation therapy among such malignancies.

  The Company is focusing its oncology development efforts on a portfolio of drugs that it believes will address the three principal causes of cancer treatment failure. These include (i) Lisofylline--a supportive care agent being investigated to prevent or reduce the incidence of serious and fatal infections, mucositis and treatment-related mortality among patients receiving high doses of radiation and/or chemotherapy, (ii) CT-2584--a novel anti-cancer drug being investigated for the treatment of patients with multidrug resistant tumors and (iii) tumor sensitizing agents including CT-2412--a research lead with the potential ability to enhance sensitivity to radiation among tumors that have deleted or mutated p53 tumor suppression genes, which the Company believes will increase the effectiveness of radiation treatment on such tumors.

 Lisofylline

  Lisofylline is a synthetic small molecule drug in Phase III clinical trials among cancer patients receiving high dose radiation and/or chemotherapy. Unlike blood cell growth factors or chemotherapy protecting agents, Lisofylline is being developed to prevent or reduce the incidence of serious and fatal infections, mucositis and treatment-related mortality. The Company believes that the use of Lisofylline may permit the safer delivery of higher, potentially more effective doses of radiation and chemotherapy. The Company is collaborating with Johnson & Johnson to jointly develop and commercialize Lisofylline. See "--Collaborations."

  The Company's development strategy for Lisofylline is to initially target life threatening situations where Lisofylline might be used and where no comparable treatment alternatives exist. The Company is conducting or plans to conduct pivotal Phase III clinical trials of Lisofylline in patients who require BMT after receiving ablative, or bone marrow destroying, doses of chemotherapy, patients with newly diagnosed AML who receive standard high dose induction chemotherapy and patients with solid tumors such as head and neck or breast cancers who receive dose-intensive radiation and/or chemotherapy. Common to each of these three categories of anti-cancer treatment (ablative, induction and dose-intensive) is the occurrence of neutropenia and the breakdown of the epithelial barrier cells lining the mouth, stomach and intestinal tract, placing patients at a high risk of life threatening infections, severe mucositis and mortality.

  For BMT and AML, the Company intends to pursue approval under FDA initiatives intended to provide accelerated review and approval of therapies intended to treat patients suffering from serious, life-threatening or severely debilitating diseases and that provide a meaningful therapeutic benefit to patients over existing treatments. The Company believes that this strategy may shorten the time to market, accelerate product adoption by oncologists and provide a platform for product line extensions in less urgent, but clinically meaningful applications such as mucositis. However, there can be no assurance that Lisofylline will be evaluated for regulatory approval on such accelerated basis. See "--Government Regulation."

  In 1995 more than 20,000 patients in the United States were treated with ablative doses of chemotherapy requiring BMT or peripheral blood stem cell ("PBSC") replacement. This type of chemotherapy regimen is one of the fastest growing types of cancer treatments in the United States, with an estimated annual growth rate of 15 to 20 percent. In 1995 in the United States approximately 75,000 patients received induction-type chemotherapy regimens for the treatment of leukemias, such as AML, and lymphomas, and almost 200,000 patients received dose-intensive chemotherapy for a variety of solid tumor types.

  Clinical Trials--BMT. In the first quarter of 1996 the Company completed a 60 patient, multi-center, double blind placebo controlled Phase II trial which investigated the effect of two different doses (2 mg/kg and 3 mg/kg) of Lisofylline on the rate of blood cell recovery and the incidences of fever, infection, toxicity and mortality in cancer patients undergoing high dose radiation and/or chemotherapy followed by BMT. On an intent to treat analysis at 100 days following BMT, this study demonstrated that administration of 3 mg/kg of Lisofylline resulted in a statistically significant reduction in mortality (p = 0.022), the incidence of serious and fatal infections
(p = 0.005), and the duration of absolute neutropenia (p = 0.046) (defined as the number of days following BMT with fewer than 100 neutrophils per microliter of blood) when compared to placebo recipients or patients randomized to receive 2 mg/kg of Lisofylline. In addition, there was a strong trend toward a reduction in the overall incidence of mucositis (p = 0.08) and in the incidence of severe mucositis (p = 0.104) among higher dose Lisofylline recipients compared to placebo recipients or patients randomized to receive the lower dose of Lisofylline. Certain endpoints of the trial regarding neutrophil and platelet recovery, the duration of fever and transfusion requirements were not met. No serious adverse side effects attributable to Lisofylline were detected in this trial.

  The table below summarizes those results of the Phase II BMT trial of Lisofylline in patients 100 days after receiving high dose radiation and/or chemotherapy followed by BMT which the Company plans to more fully assess in its Phase III clinical trials:

                                                LISOFYLLINE
                                                 3MG/KG(1)  PLACEBO P VALUE(2)
                                                ----------- ------- ----------
      Mortality rate...........................   11%       44%       0.022
      Incidence of serious and fatal infec-
       tions...................................   0%        39%       0.005
      Duration of absolute neutropenia (3).....   3 days    6 days    0.046
      Incidence of severe mucositis............   26%       44%       0.104

--------
  (1) Patients receiving a 2mg/kg dose of Lisofylline did not demonstrate statistically significant results when compared with placebo recipients.
  (2) A p value of less than or equal to 0.05 is considered statistically significant. A p value of less than or equal to 0.15 demonstrates a trend toward statistical significance.
  (3) Duration of absolute neutropenia is defined as the number of days following BMT with fewer than 100 neutrophils per microliter of blood.

  In the third quarter of 1996 the Company initiated a 106 patient, multi-center, double blind placebo controlled pivotal Phase III trial for Lisofylline in patients undergoing high dose radiation and/or chemotherapy followed by BMT. This trial utilizes a 3 mg/kg dose of Lisofylline. The primary endpoints of this study are neutropenia-related infection and mortality. Based on the Company's discussions with the FDA, if the endpoints of this study are met with statistical significance, the Company believes that the results of this trial, together with the results of the completed Phase II BMT trial and the safety data from the ongoing Phase II AML trial, would be adequate to provide a basis for an NDA for Lisofylline for BMT indications. In the first quarter of 1997, the Company commenced an 80 patient Phase III trial which will examine the effect of a 5 mg/kg dose of Lisofylline on patients with cancer receiving BMT from unrelated donors. In addition to being at high risk for serious and fatal infections, these patients have a high incidence of severe mucositis and cancer treatment-related deaths. This study will determine the effect of higher doses of Lisofylline on infection and mucositis and provide supportive dosing and efficacy data for mucositis applications of Lisofylline. If effective, the Company believes that the use of Lisofylline may increase the number of patients who are eligible to receive BMT from unrelated donors. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials."

  Clinical Trials--AML. The Company has ongoing a 75 patient, single center, double blind placebo controlled Phase II trial of Lisofylline (3mg/kg) among patients with newly diagnosed AML undergoing standard high dose induction chemotherapy. This trial, which is being conducted in the United States at the M.D. Anderson Cancer Center, will examine the effects of Lisofylline on the incidence of infection and mortality, both of which are serious side effects of induction chemotherapy in AML. Sixty-six patients have been enrolled to date.

  In the fourth quarter of 1996 the Company initiated an 80 patient, multi-center, double blind placebo controlled pivotal Phase III trial of Lisofylline among patients with newly-diagnosed AML undergoing standard high dose induction chemotherapy. This trial will examine the effect of a 3mg/kg dose of Lisofylline on the incidence of infection and mortality among such patients. The Company believes that if the Phase II AML trial demonstrates that Lisofylline reduces infection and mortality with statistical significance, the results of the Phase II AML trial, together with the results of the completed Phase II BMT trial and, if positive, the ongoing Phase III BMT trial, may be adequate to provide a basis for a supplemental NDA for Lisofylline for AML indications.

  Clinical Trials--Mucositis. The Company intends to commence in the second half of 1997 a 100 patient, multi-center, double blind placebo controlled Phase II/III trial comparing a 3mg/kg dose of Lisofylline administered four times daily to a 6mg/kg dose Lisofylline administered two times daily and to placebo among patients with solid tumors receiving dose-intensive radiation and/or chemotherapy at risk for developing severe mucositis and infection.

  Mechanism of Action. Following exposure to radiation, chemotherapy or oxidative injury, oxygen free radicals (a highly reactive form of oxygen) are generated. These oxygen free radicals are "soaked up" both in the blood stream and in cell membranes by a pool of lipids termed "oxidizable lipids" to produce highly reactive oxidized lipids such as HPODEs. These oxidized lipids have been shown to have immediate effects on cell membranes, resulting in membrane perturbation or disruption which may lead to cell damage or cell death among the barrier cells lining the intestine or respiratory tract. As such, HPODEs may contribute to the early breakdown in barrier function observed following radiation, chemotherapy or oxidative injury. In addition to the direct effects that HPODEs may have on cell membranes, they may also lead to the activation of a number of SAPs within the cell.

  While the biomolecular target for Lisofylline is presently unknown, its therapeutic activity appears to be due to the result of Lisofylline's effect on oxidizable lipids, including those in the cell membrane, and on the activation of SAPs. Lisofylline decreases the pool of oxidizable lipids, while increasing neutral, less oxidizable lipid pools, and decreases the production of HPODEs and other oxidized lipids in a dose dependent manner following radiation or chemotherapy. In doing so, Lisofylline appears to inhibit the early, immediate effects of HPODEs on cell membranes and appears to prevent the activation of SAPs and the ensuing cellular inflammatory and injurious response.

  The Company believes that the effects of Lisofylline on oxidizable lipids and on the activation of SAPs may represent a critical upstream point of intervention in the initiation of the cellular stress response. By modulating the production of such oxidized lipids and phospholipids and the activation of SAPs, Lisofylline may be able to prevent the early and late damage to the epithelial barrier cells lining the mouth, stomach and intestinal tract, resulting in a reduction in infection, mucositis and mortality following high dose anti-cancer treatment. Because epithelial barrier cells also line the lung tissue in the respiratory tract, cells which are susceptible to oxidative injury, the Company believes that Lisofylline may also be effective for preventing or reducing ALI in patients requiring mechanical ventilation for respiratory failure. See "--Inflammatory Disease."

  The Company is utilizing its proprietary lipid technology as a platform to investigate structure-function relationships with respect to the Lisofylline chemical moiety. The Company is developing chemical analogs of Lisofylline, such as CT-2408R, which has the potential to be administered orally.

 CT-2584

  CT-2584 is the Company's novel small molecule drug under investigation for the treatment of patients with multidrug (e.g., chemotherapy) resistant cancers, including sarcomas, prostate, colon, lung and breast cancer. The Company believes that CT-2584 has a unique mechanism of action which may allow the drug to be (i) toxic to cancers which have multidrug resistance to conventional chemotherapeutic agents, (ii) more toxic to cancer cells than to non-cancerous cells, (iii) not susceptible to multidrug resistance and (iv) anti-angiogenic.

  The Company's development strategy for CT-2584 is to initially target multidrug resistant cancers, such as sarcomas, for which first line treatments are lacking or ineffective and where such applications may qualify for accelerated regulatory approval. The Company believes that targeting therapeutic applications of the drug where alternative treatments are lacking or ineffective may also accelerate market acceptance. The Company intends to pursue line extensions of CT-2584 to be used as a second line therapy for cancers such as prostate, colon, lung and breast cancers which frequently express or acquire multidrug resistance to conventional first line chemotherapeutic agents, resulting in treatment failure. Because CT-2584's mechanism for tumor cell killing appears to be unique, and because it does not possess the toxicities of conventional anti-cancer agents, the Company believes that CT-2584 may ultimately be used alongside conventional chemotherapeutic agents as a first line therapy for a variety of cancer types.

  Preclinical and Clinical Trials. In preclinical testing, CT-2584 demonstrated toxicity to all tumor cell lines tested and to human tumor biopsy samples. These cell lines and samples included sarcomas, prostate, brain, colon, breast, lung and ovarian cancers, as well as certain leukemias and lymphomas. Tumors that were multidrug resistant to high levels of conventional chemotherapeutic agents were rendered more sensitive to those agents in the presence of low concentrations of CT-2584. CT-2584 also significantly inhibited cancer cell-induced new blood vessel formation (angiogenesis) at drug levels below which cancer cell killing is observed.

  In November 1995 the Company initiated a Phase I trial, co-sponsored by the Cancer Research Campaign, at the Christie Hospital in the United Kingdom among patients with advanced cancers including colon cancer. In May 1996 the Company initiated a parallel Phase I trial at the Memorial Sloan Kettering Cancer Research Center in the United States for patients with advanced cancers including prostate and ovarian cancer. As of February 1, 1997, more than 25 patients have been treated with CT-2584 at five different dose levels without exhibiting the bone marrow or gastrointestinal toxicities observed with conventional high dose anti-cancer treatment regimens. A maximum tolerated dose level has not been achieved to date. The majority of patients enrolled in this trial have tumor types which are known to express multidrug resistance. As of February 1, 1997, seven patients with refractory cancers have experienced disease stabilization or disease regression following more than two cycles of CT-2584 therapy. Based on these preliminary results, the Company anticipates starting disease-specific Phase II trials in the United States in the second half of 1997.

  Mechanism of Action. CT-2584's unique mechanism of action of tumor cell killing is believed to result from the effects it has on tumor cell phospholipids such as PA. Unlike normal growing cells, such as bone marrow cells, tumor cells overproduce PAs through the activation of an enzyme called phosphatidylcholine phospholipase-D ("PC-PLD"). CT-2584 appears to overactivate tumor cell PC-PLD, and this enzyme may be its biochemical target in effecting tumor cell killing. Because of its unique mechanism of action, CT-2584 appears to inactivate or bypass multidrug resistance mechanisms and does not appear to be susceptible to multidrug resistance. Company scientists have cloned PC-PLD, and the Company intends to establish high throughput assays based on PC-PLD and its other proprietary technologies to discover more potent or selective analogs of CT-2584.

 Tumor Sensitizing Agents

  The Company has recently focused a drug discovery effort on the development of agents which would enhance the effectiveness of radiation. The Company believes that its drug discovery and core technology platform may provide a novel approach to the development of tumor sensitizing agents. The Company is investigating the role of cell membrane lipids and phospholipids and their contribution to the mechanisms by which tumors express or develop resistance to radiation. The Company has identified compounds, including CT-2412, which have the potential ability to enhance sensitivity to radiation in certain resistant cancers, including those which have deleted or mutated p53 tumor suppression genes.

INFLAMMATORY DISEASE

  Acute lung injury ("ALI") may be caused by or associated with many diseases or conditions, but is most frequently observed following mechanical ventilation for pneumonia, multiple traumatic injuries and sepsis. More than one million patients are at risk each year in the United States for developing ALI. ALI, when severe, leads to a condition termed Acute Respiratory Distress Syndrome ("ARDS"). ALI can be fatal in a substantial percentage of the patients who develop ARDS. There are no specific therapies to prevent or treat the estimated 150,000 new cases of ARDS diagnosed each year. ALI results from oxidative injury to the epithelial barrier cells which line the respiratory tract following exposure to high levels of oxygen in connection with mechanical ventilation and/or following resuscitation with blood transfusions after multiple traumatic injury. In each setting, oxidative injury to the epithelial cell membranes lining the lung causes a breakdown in the normal barrier function, leading to the inability to provide adequate oxygen to the blood stream and organs and resulting in multiorgan failure ("MOF") and death.

  In addition to its potential oncology applications, Lisofylline is also under investigation by cti as an agent to prevent or reduce the incidence and severity of ALI and mortality among patients requiring mechanical ventilation for respiratory failure following pneumonia, multiple traumatic injuries or sepsis. The mechanisms underlying the toxicity to gastrointestinal barrier cells observed in the oncology setting may also operate to cause the toxicity to respiratory barrier cells observed in the critical care setting. The Company's development strategy for Lisofylline in critical-care applications is to target patient populations at high risk for developing ALI, where early intervention is feasible and clinically meaningful endpoints can be assessed after relatively short (14-28 days) duration of drug treatment.

  Clinical Trials. The Company has completed a 13 patient, multi-center, double blind placebo controlled Phase II feasibility study of Lisofylline in patients suffering from septic shock randomized to receive a low dose (1.5mg/kg) of Lisofylline or placebo. This study examined the safety and pharmacokinetics of Lisofylline given to critically ill patients. Of the 12 patients evaluable for endpoint analysis, Lisofylline recipients experienced a 40 percent improvement from baseline in median MOF scores compared to placebo recipients. All patients receiving Lisofylline survived to day 28 compared to 67 percent of placebo recipients.

  In January 1997 the National Heart, Lung and Blood Institute (the "NHLBI"), through its ARDS Network, notified the Company that, after reviewing the preclinical and clinical data to date, it had selected Lisofylline for investigation in a multi-center, double blind placebo controlled Phase II/III trial among patients experiencing ALI. The ARDS Network was established by the NHLBI in cooperation with the FDA to accelerate the investigation and approval of novel therapies for lung injury. This trial is expected to begin in the second half of

1997. The trial will examine the effect of a 3mg/kg dose of Lisofylline on the duration of mechanical ventilation and early mortality among patients who develop ALI.

  Mechanism of Action. The Company believes that following exposure to high levels of inspired oxygen by mechanical ventilation or following blood transfusion resuscitation after multiple traumatic injury, the generation of reactive oxygen free radicals converts oxidizable lipids to oxidized lipids such as HPODEs. See "--Oncology-- Lisofylline--Mechanism of Action." These HPODEs exert their damaging effects on cell membrane lipids and phospholipids which may lead to the activation of SAPs, resulting in cellular inflammation and injury. In addition, HPODEs may also cause an immediate disturbance in the integrity of the cells lining the respiratory tract, allowing the undesired movement of proteins and fluids into the lung air spaces, and decreasing the ability of oxygen in the lung to cross into the bloodstream and reach the tissues.

  In animal studies, Lisofylline prevented the occurrence of lung injury and/or mortality following exposure to high levels of inspired oxygen, resuscitation following blood loss and shock, and following severe systemic bacterial infections. In clinical studies, Lisofylline decreased the pool of oxidizable lipids and decreased HPODE generation and the activation of SAPs and subsequent production of multiple inflammatory cytokines. The Company believes that the effects of Lisofylline on such lipids and on the activation of SAPs may represent a critical upstream point of intervention in the initiation of the complex biochemical cascade that leads to cellular and systemic inflammation, cell injury and cell death.

IMMUNE DISEASE

  The Company is investigating a class of novel compounds which inhibit the PA regulating enzyme diacylglycerol kinase ("DAG Kinase"), and which have been identified for potential use in the prevention of organ transplant rejection and in the treatment of immune diseases. Early in vitro testing suggests that one of these compounds, CT-3578, unlike currently used immunosuppressives including cyclosporine A, leads to non-responsiveness of the immune system to specific foreign antigens. The Company believes that such a compound could induce tolerance to a specific foreign antigen and thus allow patients to accept organ transplants from genetically different donors without the need for long-term immunosuppressive therapy.

PROPRIETARY DRUG DISCOVERY TECHNOLOGY

  The Company's proprietary drug discovery technology consists of three components: (i) technology for quantitative measuring of specific species of lipids and phospholipids; (ii) cloning of critical lipid regulatory enzymes; and (iii) using the cloned enzymes to validate targets and to develop high throughput screens capable of analyzing large chemical libraries.

  The Company has developed proprietary technology that enables it to determine the effects of a variety of physical and chemical stimuli (such as radiation and chemotherapy), growth factors, cytokines and oncogene-induced events on the production of oxidized lipids such as HPODEs, various species of PAs and the enzymes which control their production and degradation. Standard industry techniques for measuring lipid second messengers and structural lipid membrane components are time consuming and often inadequate for measuring lipids and phospholipids like HPODEs and PAs, which are produced in relatively small quantities following stimulation and are degraded rapidly after their production. Moreover, separation of specific species of oxidized lipids and PAs is difficult. The Company possesses several proprietary lipid analytical technologies which can identify different oxidized lipids and different species of PA produced in response to a variety of stimuli in various cell types. These technologies provide a qualitative and quantitative methodology to examine the effects of cti compounds on a variety of such lipids and phospholipids that are involved in normal and/or pathological functions in certain cells.

  The Company believes that PAs have different functions within cells, depending on how they are made and their biochemical species. In order to further investigate the role of these phospholipids in cellular response mechanisms and to provide a platform to develop novel targets for drug development, Company scientists have cloned several of the critical enzymes that produce or metabolize (degrade) PAs. The following table lists the human enzymes cloned by the Company, their biological effects and implied areas of indication:

          CLONED ENZYME                 BIOLOGICAL EFFECT        DISEASE AREA
          -------------                 -----------------        ------------
 PC-PLD (phosphatidylcholine-     Cancerous transformation,      Cancer
  phospholipase-D)                angiogenesis
 LPAAT (lyso-PA acyl transferase) Stress activated protein       Inflammation
                                  kinase ("SAPK") activation;
                                  TNFa, Interleukin-6 ("IL-6")
                                  release
 CDS (cytidyl diphosphate-        SAPK activation; TNFa, IL-6    Inflammation
  diacylgycerol synthase)         release

  An additional PA regulating enzyme, diacylglycerol kinase ("DAG-Kinase"), has been identified as a target enzyme for modifying the immune response and is inhibited by cti's lead immunosuppressive compound, CT-3578.

  Through application of genetic, molecular and biochemical techniques, the Company may be able to determine the relationship between the PA species controlled by these enzymes and abnormal cellular functions which are thought to be related to disease processes. The Company believes that PA modulating enzymes, when coupled with high throughput screens and combinatorial diversity libraries, may provide it with unique therapeutic targets for drug development for oncological, inflammatory and immune diseases.

  The Company has also developed certain proprietary technologies that permit the qualitative and quantitative analysis of a variety of complex lipids for their content of oxidizable and oxidized lipid components such as HPODEs. The Company believes that such technologies may be utilized in conjunction with its chemical libraries and novel cloned enzymes to elucidate the relationship of such complex oxidized lipids to conditions such as cancer, inflammatory and immune disease. From these studies, the Company intends to identify additional novel targets for future drug development.

COLLABORATIONS

 Johnson & Johnson

  In November 1996 the Company entered into a Collaboration and License Agreement (the "Collaboration Agreement") with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation), each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson"), for the joint development and commercialization of Lisofylline. Upon execution of the Collaboration Agreement, Johnson & Johnson paid to cti a $5.0 million license fee. Under the Collaboration Agreement, cti is responsible for the development of Lisofylline in the United States, and Johnson & Johnson has committed to fund 60 percent of cti's budgeted development expenses incurred in connection with obtaining regulatory approval for Lisofylline in the United States. For each of 1997 and 1998 Johnson & Johnson has agreed, subject to certain termination rights, to fund up to $12.0 million of cti's budgeted development expenses per year. Any development expenses in excess of such currently budgeted agreed upon amounts will be funded solely by cti unless otherwise mutually agreed. Johnson & Johnson will be responsible for obtaining regulatory approval for Lisofylline for markets outside of the United States and Canada at its own expense.

  The Company and Johnson & Johnson will co-promote Lisofylline in the United States, and each will share equally in any resulting operating profits and losses. Although cti and Johnson & Johnson will co-promote Lisofylline in the United States, Johnson & Johnson will have primary responsibility for commercializing Lisofylline. See "--Marketing." Johnson & Johnson has the exclusive right to develop and market Lisofylline, at its own expense, for markets other than the United States and Canada, subject to specified royalty payments to cti. Johnson & Johnson will make additional payments to, and equity investments in, cti if certain milestones are achieved in the development and commercialization of Lisofylline.

  The collaboration with Johnson & Johnson initially covers the development of Lisofylline to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by BMT (the "BMT Indication") through December 31, 1998. The collaboration also covers the development of Lisofylline for the treatment of patients with AML undergoing high dose chemotherapy (the "AML Indication") through June 30, 1997. Johnson & Johnson has an option to continue to participate in the development of Lisofylline for the AML Indication following the completion of cti's ongoing Phase II AML trial. Johnson & Johnson also has certain options to expand the collaboration to include the development of Lisofylline for any other indication for which Lisofylline is being developed by cti. In the event that Johnson & Johnson exercises any such option, it would be required to fund 60 percent of cti's budgeted development expenses incurred in connection with the development of Lisofylline for such indication, including expenses incurred prior to the exercise of such option, and would also be required to pay additional license fees and milestone payments to cti. Thereafter, any development expenses in excess of the then agreed upon budgeted amounts for any such additional indication would be funded solely by Johnson & Johnson unless otherwise mutually agreed. If Johnson & Johnson does not exercise such option with respect to any such indication, cti would be free to develop Lisofylline for such indication either on its own or in collaboration with third parties. Johnson & Johnson also has the option to sponsor research at cti with respect to discovering compounds structurally related to Lisofylline.

  The Company is dependent on the future payments from Johnson & Johnson to continue the development and commercialization of Lisofylline as presently planned. Johnson & Johnson may terminate the Collaboration Agreement at any time and for any reason after November 8, 1997, subject to a six month notice period. Johnson & Johnson would have no further obligation to fund cti's development expenses related to Lisofylline following such termination. However, the financial and other obligations of Johnson & Johnson (aside from Johnson & Johnson's obligation to make additional payments to, and equity investments in, cti if certain development milestones are achieved) would continue during such six month notice period. In addition, Johnson & Johnson has the right to terminate the Collaboration Agreement at any time based on material safety or tolerability issues related to Lisofylline upon 30 days' notice. In the event of a termination of the Collaboration Agreement by Johnson & Johnson, cti would regain all development and commercialization rights. Without Johnson & Johnson's continued collaborative support, cti would not be able to continue the development of Lisofylline as presently planned, and the Company's financial condition would be materially and adversely affected. See "--Risk Factors--Reliance on Relationship with Johnson & Johnson."

  In accordance with the terms of a Stock Purchase Agreement entered into between the Company and Johnson & Johnson Development Corporation ("JJDC"), a wholly-owned subsidiary of Johnson & Johnson, in connection with the Collaboration Agreement, JJDC purchased shares of cti's Series B Convertible Preferred Stock for an aggregate purchase price of $5.0 million. Johnson & Johnson also purchased an additional 300,000 shares of Common Stock on March 26, 1997 concurrent with the closing of the Company's initial public offering for an aggregate purchase price of $3.0 million. Pursuant to the Stock Purchase Agreement, cti is entitled to require JJDC to purchase additional shares of Common Stock upon the achievement of certain milestones. See "Item 13.--Certain Relationships and Related Transactions."

 BioChem Pharma

  In March 1995 the Company entered into a collaboration agreement with BioChem Pharma for the development and commercialization of Lisofylline and CT-2584 in Canada. Under the collaboration agreement (the "BioChem Collaboration Agreement"), BioChem Pharma will be responsible for obtaining regulatory approval for Lisofylline and CT-2584 in Canada. Although BioChem Pharma will have no obligation to conduct any research and development activities, it will have the right to have cti perform clinical trials in Canada at BioChem Pharma's expense. BioChem Pharma will have the exclusive right to commercialize Lisofylline and CT-2584 in Canada, subject to the payment of royalties to cti. The Company will also receive payments under the BioChem Collaboration Agreement if certain milestones are achieved. BioChem Pharma may terminate the BioChem Collaboration Agreement with respect to any product at any time for any reason upon 30 days' notice.

In connection with the BioChem Collaboration Agreement, BioChem Pharma agreed to purchase shares of Series A Convertible Preferred Stock in the Company's 1995 Private Placement for an aggregate purchase price of $2.5 million.

PATENTS AND PROPRIETARY RIGHTS

  The Company has dedicated significant resources to protect its intellectual property. In the United States, the Company has 10 issued patents and 68 allowed or pending patent applications, including divisional patent applications and continuations-in-part, covering a variety of new chemical entities, pharmaceutical compositions, synthetic processes, methods of use, discovery, research tools and diagnostics. Three of the Company's issued patents cover the oncology and anti-inflammatory methods of use for Lisofylline, and nine of the Company's allowed or pending patent applications cover the pharmaceutical composition, commercial synthetic manufacturing process and other methods of use for Lisofylline. One allowed patent application covers the chemical compounds and pharmaceutical compositions of CT-2584 and CT-3578. The Company intends to file additional patent applications, when appropriate, with respect to improvements in its core technology and to specific products and processes that it develops. Generally it is cti's policy to file foreign counterparts in countries with significant pharmaceutical markets and a patent granting and enforcement infrastructure. The Company has filed 51 foreign national patent applications in 14 countries and the European Patent Office, including 18 counterparts of certain of its issued patents and allowed or pending U.S. patent applications for Lisofylline and 13 counterparts of certain of its issued patents and allowed or pending U.S. patent applications for CT-2584 and CT-3578. There can be no assurance that any patents will issue from any present or future applications or, if patents do issue, that such patents will be issued on a timely basis or that claims allowed on issued patents will be sufficient to protect the Company's technology. In addition, there can be no assurance that the patents issued to cti will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. With respect to such issued U.S. patents or any patents that may issue in the future, there can be no assurance that they will effectively protect the technology involved, foreclose the development of competitive products by others or otherwise be commercially valuable.

  The commercial success of the Company will also depend in part on the Company's neither infringing patents or proprietary rights of third parties nor breaching any technology licenses which relate to the Company's technologies and potential products. In general, the development of therapeutic products is intensely competitive and many pharmaceutical companies, biotechnology companies, universities and research institutions have filed and will continue to file patent applications and receive patents in this field. If patents are issued to other entities that contain competitive or conflicting claims with respect to the technology and compounds pursued by cti and such claims are ultimately determined to be valid, no assurance can be given that cti would be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology or compounds.

  The Company is aware of a patent belonging to third parties that could be interpreted to compromise the Company's freedom to sell Lisofylline in the United States for certain non-oncology applications. The Company believes, upon advice of its patent counsel, that any such interpretation is relevant only in connection with the Company's use of Lisofylline in preventing lung injury following traumatic injury or sepsis; and, irrespective of such interpretation, that the Company's planned manufacture, sale or use of Lisofylline as described in this Form 10-K does not infringe any valid claim of such third party patent. If such third party patent rights were interpreted to limit the use of Lisofylline, the Company may be required to obtain a license from such parties. There can be no assurance that any such license would be available to the Company upon reasonably acceptable terms, if at all. The Company could also face significant costs associated with any litigation relating to such patent. See "--Risk Factors--Ability to Protect Intellectual Property."

  The Company has sought and intends to aggressively seek patent protection in the United States, Europe and Japan to protect any products that it may develop. The Company also intends to seek patent protection or rely upon trade secrets to protect certain of its enabling technologies that will be used in discovering and evaluating new drugs which could become marketable products. However, there can be no assurance that such steps will effectively protect the technology involved. To protect any such trade secrets and other proprietary information, cti relies on confidentiality and material transfer agreements with its corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for breach or that the Company's trade secrets will not otherwise become known or independently discovered by competitors. The Company also has its employees, members of its Scientific Advisory Board and Clinical Advisory Board, and its consultants enter into agreements requiring disclosure to cti of ideas, developments, discoveries or inventions conceived during employment or during consulting and assignment to cti of proprietary rights to such matters related to the business and technology of cti. The extent to which efforts by others will result in patents and the effect on cti of the issuance of such patents is unknown. Further, to enforce any patents issued to the Company or determine the scope and validity of other parties' proprietary rights, the Company may have to engage in litigation, which would result in substantial cost to, and diversion of efforts by, the Company. There can be no assurance that the Company's issued or licensed patents would be held valid. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease or modify its use of such technology, any of which could have a material adverse effect on the Company. If the Company elects or is required to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, substantial cost to the Company could result even if the eventual outcome is favorable to the Company.

  There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to cti's know-how or that others will not be issued patents which may prevent the sale of Company products or require licensing and the payment of significant fees or royalties by cti for the pursuit of its business. Trade secrets and other unpatented proprietary information of cti may be difficult to protect, notwithstanding confidentiality agreements with cti's employees and consultants. See "--Risk Factors--Ability to Protect Intellectual Property."

MANUFACTURING

  The Company currently does not have the internal facilities to manufacture products under current Good Manufacturing Practices ("GMP") prescribed by the FDA. The Company seeks to develop such capacity through manufacturing relationships. The Company has qualified and selected manufacturers which it believes comply with GMPs and other regulatory standards, and Lisofylline is currently being manufactured by third party vendors on a fee for service basis. In January 1997 the Company entered into a supply agreement with ChiRex, Ltd. ("ChiRex"), a British manufacturer of pharmaceutical intermediates and active ingredients, for the manufacture and supply of Lisofylline and corresponding intermediate compounds. Under the terms of the agreement, ChiRex will manufacture and supply Lisofylline bulk drug and a key intermediate compound in sufficient quantities to meet the Company's requirements for ongoing and future clinical trials and commercial requirements during product launch and commercialization. ChiRex is obligated to comply with all regulatory requirements and policies concerning GMPs for all phases of production. The agreement will expire on December 31, 2001, but may be terminated by cti upon 12 months written notice prior to such date.

  The Company believes it has developed a process for manufacturing Lisofylline in its own laboratories and those of external manufacturers that would enable its manufacture in commercial quantities. Under the terms of the Collaboration Agreement with Johnson & Johnson, the Company will be responsible for the manufacture of Lisofylline for development and commercialization purposes until November 8, 1999. Thereafter, Johnson & Johnson will assume responsibility for the manufacture of Lisofylline. However, Johnson & Johnson may elect to assume responsibility for the manufacture of Lisofylline at any time prior to such date. The Company currently uses ChiRex for the manufacture of Lisofylline bulk drug and uses three suppliers for clinical trial quantities of the finished drug product. Following commercial launch of Lisofylline, the Company expects that it will continue to use ChiRex to manufacture Lisofylline bulk drug and expects that OMJ Pharmaceuticals, Inc., an affiliate of Johnson & Johnson, will be the Company's primary supplier for the finished drug product pursuant to the Collaboration Agreement.

  The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with GMPs and other applicable domestic and foreign regulations. However, the Company is and expects to continue to be dependent upon Johnson & Johnson and contract manufacturers such as ChiRex to comply with such procedures and regulations. There can be no assurance that Johnson & Johnson or these manufacturers will meet the Company's requirements for quality, quantity or timeliness. Lisofylline has never been manufactured on a commercial scale, and no assurance can be given that the Company, together with Johnson & Johnson or such other third party contract manufacturers, will be able to make the transition to commercial production.

  If the Company develops other products with commercial potential outside of the Johnson & Johnson collaboration, cti will need to develop additional manufacturing resources, and may seek to enter into additional collaborative arrangements with other parties which have established manufacturing capabilities or may elect to have a third party such as ChiRex manufacture its products on a contract basis. If cti is unable to enter into collaborative relationships or to obtain or retain third party manufacturing on commercially acceptable terms, it may be delayed in its ability to commercialize its products or may not be able to commercialize its products as planned. The Company will be dependent upon such collaborators or third parties to supply it in a timely manner with products manufactured in compliance with GMPs or similar standards imposed by foreign regulators. Collaborators and contract manufacturers may violate GMPs, and the FDA has intensified its oversight of drug manufacturers. There can be no assurance that the FDA would not take action against a collaborator or a contract manufacturer who violates current GMPs. Such actions may include requiring such collaborator or contract manufacturer to cease manufacturing activities. See "--Risk Factors--Reliance on Third Party Manufacturers; Manufacture of Products in Commercial Quantities."

MARKETING

  The Company intends to develop its own sales and marketing infrastructure in the United States to commercialize its portfolio of oncology products, including the oncology products that the Company plans to co-promote with Johnson & Johnson pursuant to the Collaboration Agreement and any other oncology products that the Company may commercialize, either on its own or, to the extent the Company enters into any commercialization arrangements, with collaborators. With respect to the commercialization of its oncology products outside the United States, and with respect to the worldwide commercialization of its portfolio of products for inflammatory and immune disease, the Company's strategy is to pursue commercialization arrangements with collaborators, including Johnson & Johnson.

  The Company has no experience in marketing, sales or distribution. The Company believes, however, that the United States oncology market is accessible by a limited marketing staff due to the concentrated market of prescribing physicians. Approximately 5,000 oncologists control the vast majority of prescriptions for cancer therapeutics. Under the Collaboration Agreement, Johnson & Johnson will have primary responsibility for commercializing Lisofylline. To assist in commercializing Lisofylline for the BMT Indication, cti will employ medical affairs and marketing personnel who will work with Johnson & Johnson's sales force to provide various medical and marketing support functions. In connection with the launch and commercialization of Lisofylline for all other indications, cti will be permitted to provide its own field sales force to co-promote Lisofylline under the direction and control of Johnson & Johnson. See "--Collaborations."

  If the Company develops additional products with commercial potential outside of the Johnson & Johnson collaboration, cti may need to develop marketing and additional sales resources, and may seek to enter into collaborative arrangements with third parties which have established marketing and sales capabilities or may choose to pursue the commercialization of such products on its own. There can be no assurance that the Company, Johnson & Johnson or, to the extent the Company enters into any commercialization arrangements with any other third partries, such other third parties, will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for products. There can be no assurance that cti will enter into any such alliances or that the terms of any such alliances will be favorable to cti. See "--Risk Factors--Absence of Sales and Marketing Organization."

COMPETITION

  Competition in the pharmaceutical and biotechnology industries is intense. The Company faces competition from a variety of sources, both direct and indirect. The Company believes there may be several pharmaceutical or biotechnology companies that focus on cell membrane lipids in regulating cellular processes. Many other companies compete indirectly with cti for the same therapeutic indications but with different approaches by focusing, for example, on signal transduction, cell receptor technology, transcription factors and gene therapies. The Company also competes with other large pharmaceutical companies that produce and market synthetic compounds and with other specialized biotechnology firms in the United States, Japan, Europe and elsewhere. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well funded research and development programs.

  The Company expects to encounter significant competition for the principal pharmaceutical products it plans to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Accordingly, the relative speed with which the Company and Johnson & Johnson or any future collaborators can develop products, complete preclinical testing and clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by cti. In some instances, such products have already entered late-stage clinical trials or received FDA approval.

  Significant levels of research in biotechnology, medicinal chemistry and pharmacology occur in academic institutions, governmental agencies and other public and private research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with cti in recruiting and retaining skilled scientific talent.

  The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either alone or through outside parties. Many of cti's competitors have substantially greater financial, marketing and human resources than cti. The Company will continue to seek licenses with respect to technology related to its field of interest and may face competition with respect to such efforts. There can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials," "-- Substantial Competition" and "--Ability to Protect Intellectual Property."

GOVERNMENT REGULATION

 Drug Approval Process

  Regulation by governmental authorities in the United States and other countries is a significant factor in the development, production and marketing of cti's proposed products. All of cti's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures in the United States by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, quality control, safety, labeling, storage, record-keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources. Any failure by cti or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any product that cti may hope to develop and its ability to receive revenues therefrom. The Company has neither applied for nor received regulatory approval to market any products.

  The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory, in vivo and formulation studies, (ii) the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug in its intended indication, (iv) the submission of a New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA.

  In order to clinically test, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND and receive clearance from the FDA. The IND is a summary of the preclinical studies which were carried out to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies which are being proposed. Approval of a local institutional review board ("IRB") and informed consent of trial subjects is also required.

  Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into healthy human subjects or patients where the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) identify possible adverse effects and safety risks, (ii) determine the efficacy of the product for specific, targeted indications, and (iii) determine dosage tolerance and optimal dosage. When Phase II evaluation demonstrates that the product may be effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. A pivotal Phase III trial is an adequate and well-controlled study which provides the primary basis for determining whether there is "substantial evidence" to support the claims of effectiveness for new drugs and forms the basis for an NDA. The regulatory authority or the sponsor may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, that the study is not being conducted in compliance with applicable regulatory requirements, or for other reasons. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials."

  The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA may deny approval of an NDA if applicable regulatory criteria are not satisfied, or may require additional data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

  Satisfaction of these FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the drug product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse affect on the Company's business. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, the Company is unable to predict the extent of adverse government regulations that might arise from future United States or foreign governmental action. See "--Risk Factors--No Assurance of FDA Approval; Comprehensive Government Regulation."

  The FDA has implemented accelerated review and approval procedures for certain pharmaceutical agents that have been studied for their safety and effectiveness in treating serious, life-threatening or severely debilitating diseases, and that provide a meaningful therapeutic benefit to patients over existing treatments. Products intended to remove a serious or life-threatening toxicity of cancer treatment may potentially qualify for review under these procedures. The Company believes that Lisofylline may qualify for this accelerated review and approval process and designed its pivotal Phase III BMT trial with the objective of securing accelerated approval. The FDA has granted the Company priority review status for its planned NDA for Lisofylline for BMT indications. However, significant uncertainty exists as to the extent to which these will result in accelerated review and approval. Further, the FDA retains considerable discretion in determining eligibility for accelerated review and approval and is not bound by discussions that an applicant may have with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of Lisofylline as a candidate for accelerated review or require additional clinical trials or other information before approving Lisofylline. In addition, the approval of a product under the accelerated approval procedures is subject to various conditions, including the requirement to verify clinical benefit in postmarketing studies and the authority on the part of the FDA to withdraw approval under streamlined procedures if such studies do not verify clinical benefit or under various other circumstances. The Company cannot predict the ultimate impact, if any, of the accelerated approval process on the timing or likelihood of FDA approval of Lisofylline or any of its other potential products.

  Facilities and manufacturing procedures used for the manufacture of products for clinical use or for sale must be operated in conformity with current GMP regulations, the FDA regulations governing the production of pharmaceutical products. The Company intends to operate its facilities or to arrange for the manufacture of products at facilities which are operated, as required, in accordance with GMPs where necessary; however, no assurance can be provided that such manufacture will successfully comply with GMPs. In addition, the FDA also regulates promotion, marketing and distribution of drug products, and inspects drug manufacturers to evaluate compliance with regulatory requirements. Among other things, the FDA evaluates truthfulness and accuracy of materials submitted to it, or otherwise prepared by a drug manufacturer, and may take legal or regulatory action against companies or their products if such materials contain any untrue statement of a material fact.

  Before the Company's products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that, even if a product is approved by a regulatory authority, satisfactory prices will be approved for such product.

  No assurance can be provided that the Company's INDs or NDAs will be successfully reviewed by the FDA, or that similar applications will be successfully reviewed by foreign regulatory authorities. Further, the FDA and foreign authorities may at any time take legal or regulatory action against a product or the Company if it concludes that cti has not complied with applicable laws and regulations or that earlier evaluations of a product's safety or effectiveness may not have been adequate or appropriate. Such action may include, but is not limited to, restrictions on manufacture and shipment of products, seizure of products, injunctions and civil and criminal penalties. The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

 Third Party Reimbursement and Health Care Reform

  The commercial success of the Company's products under development will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, health maintenance organizations and other third-party payors will authorize or otherwise budget such reimbursement. Such governmental and third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to market, there can be no assurance that such products will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow the Company's products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. In response to concerns about the rising costs of advanced medical technologies, the current administration of the federal government has publicly stated its desire to reform health care, including the possibility of price controls and revised reimbursement policies. There can be no assurance that actions taken by the administration, if any, with regard to health care reform will not have a material adverse effect on the Company. If any actions are taken by the administration, such actions could adversely affect the prospects for future sales of the Company's products. Further, to the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected. See "--Risk Factors--Uncertainty of Pharmaceutical Pricing and Reimbursement."

  Given recent government initiatives directed at lowering the total cost of health care throughout the United States, it is likely that the United States Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The Company cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the nation's health care system could have a material adverse effect on the Company's business.

 Environmental Regulation

  In connection with its research and development activities and its manufacturing materials and products, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens, and wastes. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take any significant action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. See "--Risk Factors--Use of Hazardous Materials."

HUMAN RESOURCES

  As of February 28, 1997 cti employed 118 individuals full-time (including 40 holding doctoral or other advanced degrees). In recruiting additional staff members, cti expects to receive continued input from its consultants and members of its Scientific Advisory Board and Clinical Advisory Board.

  The Company's policy is to have each employee and consultant enter into an agreement which contains provisions prohibiting the disclosure of confidential information to anyone outside cti and requires disclosure to cti of ideas, developments, discoveries or inventions conceived during employment and assignment to cti of proprietary rights to such matters related to the business and technology of cti. The extent to which this policy will effectively protect cti's proprietary technology and trade secrets is unknown. See "--Patents and Proprietary Rights."

SCIENTIFIC ADVISORY BOARD

  The Company has a Scientific Advisory Board and plans to make arrangements from time to time with other scientists to work with cti's management and the Scientific Advisory Board. The Scientific Advisory Board is chaired by Dr. Michael R. Hanley. Scientific Advisory Board members are expected to meet as a board with management and key scientific employees of cti on a semi-annual basis and in smaller groups or individually from time to time on an informal basis. The Scientific Advisory Board members assist cti in identifying scientific and product development opportunities, reviewing with management the progress of cti's specific projects, and recruiting and evaluating cti's scientific staff. Members of cti's Scientific Advisory Board are leaders in the fields of immunology, cell and molecular biology, and synthetic and medicinal chemistry.

  Current Members of cti's Scientific Advisory Board include:

  Michael R. Hanley, Ph.D. is the Chairman of cti's Scientific Advisory Board. He is a Professor, Department of Biological Chemistry, at the University of California, Davis School of Medicine. He is a noted authority in cell communication processes and proto-oncogenes, as well as an expert in phosopholipid signaling mechanisms in the central nervous system focusing on regulation of neurotransmitter receptors. Dr. Hanley has authored over 80 manuscripts and has served as an editorial member for several journals, including Molecular and Cellular Neurobiology and Nature.

  Irwin M. Arias, M.D. is a Professor and Chairman of the Department of Physiology at Tufts University School of Medicine. He is a noted authority in the physiology of multidrug resistance proteins. He is the recipient of numerous awards and honors.

  Bruce Beutler, M.D. is an Associate Professor of Medicine at the University of Texas Southwestern Medical Center and an Associate Investigator at the Howard Hughes Medical Institute. He is internationally recognized for his work on Tumor Necrosis Factor ("TNF") and has authored over 95 manuscripts, reviews and books on TNF, its characterization, signaling, mechanisms of action and activity in a variety of preclinical and clinical settings. Dr. Beutler serves as the President of the International Congress on TNF and Related Cytokines and Consulting editor for Journal of Clinical Investigation.

  Edward A. Dennis, Ph.D. is the Vice Chair of Medical Biochemistry at the University of California, San Diego. He is a noted authority on phospholipases, cell signaling, and phospholipid metabolism. Dr. Dennis serves on the Scientific Advisory Board and Management Committee of, and chairs the Management Executive Board of, the Keystone Symposia. He sits on the Editorial Board of the Journal of Cellular Biochemistry and on the

Publications Committee of the American Society for Biochemistry and Molecular Biology. He has authored over 185 manuscripts.

  Edwin Krebs, M.D. is a Professor Emeritus, Department of Pharmacology and Biochemistry, at the University of Washington in Seattle and a Senior Investigator Emeritus at the Howard Hughes Medical Institute. He is a recognized authority on the mechanisms of action of second messengers, including protein kinases and phosphorylation reactions. He is the recipient of numerous awards and honors and has authored 297 manuscripts. In 1992, Dr. Krebs was awarded the Nobel Prize in Physiology of Medicine for his work on second messenger pathways.

  Wouter H. Moolenaar, Ph.D. is the Head of the Division of Cellular Biochemistry at the Netherlands Cancer Institute. He is an expert in phospholipid signal transduction, focusing on their role in responses to growth factors and in cell differentiation. He has authored over 60 manuscripts and several chapters pertaining to the role of phosphatidic acid in cell signaling.

  Klaus Resch, M.D. is a noted authority in membrane phospholipid biochemistry, their role in immune system activation and inflammation. He is a Professor and the Head of the Institute for Molecular Pharmacology of the Hanover Medical School, Medizinische Hochschule Hannover, and a former Vice President of the German Society for Pharmacology and Toxicology. He has authored over 250 scientific publications.

  The Company has entered into consulting agreements with each member of the Scientific Advisory Board. These agreements generally have a three-year term and may be terminated by either party upon 30 days' written notice. These agreements generally restrict the consultant from competing with cti during the term of the agreement. These agreements contain provisions prohibiting the disclosure of confidential information to anyone outside of cti and require disclosure to cti of ideas, developments, discoveries or inventions conceived during consulting and assignment to cti of proprietary rights to such matters related to the business and technology of cti. Each consultant is required to serve on cti's Scientific Advisory Board and provide such other consulting services as cti may reasonably request. Each Scientific Advisory Board member is paid an annual fee and is granted an option to purchase Common Stock. Although cti expects to receive guidance from the members of its SAB, all of such members are employed on a full-time basis by others and, accordingly, are not likely to devote more than a small portion of their time to cti.

CLINICAL ADVISORY BOARD

  The Company has a Clinical Advisory Board which meets with cti's management and the Scientific Advisory Board not less than three times per year and in smaller groups or individually from time to time on an informal basis. The Clinical Advisory Board members assist cti in determining its clinical regulatory strategy, interpreting clinical trial data and identifying optimal indications for its products. Members of cti's Clinical Advisory Board are leaders in the fields of hematology, oncology, immunology, cell and molecular biology, critical care and medicinal chemistry.

  Current members of cti's Clinical Advisory Board include:

  E. Donnall Thomas, M.D. is the Chairman of cti's Clinical Advisory Board. He is the former Associate Director of Clinical Research and presently a Professor Emeritus at the FHCRC. Dr. Thomas was a founding Member of the FHCRC. His research has spanned a wide array of fields from radiation biology to developmental immunology, and from cancer causing genes to gene transfer therapies. For his pioneering work in BMT, Dr. Thomas was awarded the Nobel Prize for Medicine in 1990. His work demonstrated the feasibility and clinical effectiveness of marrow transplant therapy, and he has contributed to the training of a significant majority of the physicians now performing BMTs worldwide. Among the other honors awarded to Dr. Thomas in recognition of his medical research are the American Cancer Society Award for Distinguished Service in Basic Research and the Kettering Prize of the General Motors Cancer Research Foundation. He is a member of the U.S. National Academy of Sciences.

  Karen H. Antman, M.D. is the Chief of the Division of Medical Oncology, College of Physicians & Surgeons of Columbia University. Dr. Antman is an expert in emerging treatment strategies for solid tumors, notably breast cancer and sarcomas. From 1994 to 1995 she served as President of the American Society of Clinical Oncology (ASCO). Since 1993 Dr. Antman has served on the Sarcoma Committee of the Southwest Oncology Group, and has been its chairperson since 1995. From 1993 to 1994 she was program committee chair of the American Association for Cancer Research (AACR). She is on the editorial board of several prestigious journals, including Associate Editor of The New England Journal of Medicine. She has authored over 100 manuscripts and textbooks.

  Frederick Appelbaum, M.D. is the Director of Clinical Research and Senior Vice President of the FHCRC. He is a recognized authority in the treatment of patients with leukemia and lymphoma. He serves on several editorial boards and national committees, including the FDA Advisory Committee on Biologics; is Chairman of the Southwest Oncology Group Leukemia Committee; and serves on the Board of Directors of the American Society for Blood and Marrow Transplantation. He has authored more than 450 manuscripts.

  H. Franklin Bunn, M.D. is the Director of the Hematology Division of the Brigham and Women's Hospital and Professor of Medicine at Harvard Medical School. His research interest focuses on blood cell production and regulation. He is the recipient of numerous awards and honors and is Chairman of the Advisory Committee of the American Society of Hematology.

  O. Michael Colvin, M.D. is the Director of the Duke Comprehensive Cancer Center at Duke University Medical Center. Dr. Colvin is an expert in therapeutic drug modeling and rational drug design. His work led to the discovery of several chemotherapeutic agents. He was previously Chief of the Division of Pharmacology and Experimental Therapeutics at The Johns Hopkins Oncology Center. He has authored over 100 manuscripts.

  Milo Gibaldi, Ph.D. is the Gibaldi Endowed Professor of Pharmaceutics of the School of Pharmacy at the University of Washington, with past faculty appointments at Columbia University and the State University of New York at Buffalo. His expertise in drug metabolism has led to consultantships with such pharmaceutical firms as Hoffman-LaRoche, Ciba-Geigy and Glaxo. Dr. Gibaldi has also served on the U.S. Food and Drug Administration's Panel on Generic Drugs. His research has focused on gastrointestinal absorption of drugs and the development of stable formulations for therapeutic compounds.

  William P. Peters, M.D., Ph.D. is a Director of the Meyer L. Prentis Comprehensive Cancer Center of Metropolitan Detroit and the President and Chief Executive Officer of the Karmanos Cancer Institute. He is a recognized leader in the use of dose-intensive chemotherapy regimens with peripheral blood stem cell support as a cost-effective approach to the treatment of cancer. He has published extensively and is the recipient of many honors and awards, among them the American Cancer Society Clinical Fellowship Award and the R. Wayne Rundles Award for Excellence in Cancer Research.

  Thomas A. Raffin, M.D. is the Chief of the Division of Pulmonary and Critical Care Medicine of the Stanford University Medical Center. He is a recognized authority on mechanisms of ALI, MOF and Systemic Inflammatory Response Syndrome ("SIRS") among critically ill patients. He serves on numerous editorial boards and societies, including the Editorial Board of Chest and Critical Care Medicine, the American Thoracic Society and the Society of Critical Care Medicine. He has authored more than 175 manuscripts and 60 chapters.

  Merle A. Sande, M.D. is a Professor and the Chairman of the Department of Medicine at the University of Utah, School of Internal Medicine. He is a noted authority in infectious disease and serves on the editorial boards of several journals, including Journal of Infectious Disease and Infection and Immunity. He is a member of the AIDS Task Force and is the Chairman of the AIDS Subcommittee of the Infectious Disease Society of America.

  Thomas E. Starzl, M.D., Ph.D. is the Director of the Transplantation Institute of the University of Pittsburgh. He is a noted expert in the field of immunology and solid organ transplantation. He is the recipient of numerous awards and was founding President of several prestigious societies, including the American Society of Transplant Surgeons. He has authored approximately 1,400 manuscripts and more than 160 book chapters.

  The Company has entered into consulting agreements with each member of the Clinical Advisory Board. These agreements generally have a three-year term and may be terminated by either party upon 30 days' written notice. These agreements generally restrict the consultant from competing with cti during the term of the agreement. These agreements contain provisions prohibiting the disclosure of confidential information to anyone outside of cti and require disclosure to cti of ideas, developments, discoveries or inventions conceived during consulting and assignment to cti of proprietary rights to such matters related to the business and technology of cti. Each consultant is required to serve on cti's Clinical Advisory Board and provide such other consulting services as cti may reasonably request. Each Clinical Advisory Board Member is paid an annual fee and is granted an option to purchase Common Stock. Although cti expects to receive guidance from the members of its CAB, all of such members are employed on a full-time basis by others and, accordingly, are not likely to devote more than a small portion of their time to cti.

ITEM 2. PROPERTIES

  The Company leases approximately 65,000 square feet of space at 201 Elliott Avenue West in Seattle, Washington for its executive office, laboratory and administrative operations. The lease expires January 31, 2003, with two consecutive five-year renewal options at the then prevailing market rent. The Company's existing and planned facilities are believed to be adequate to meet its present requirements, and the Company currently believes that suitable additional space will be available to it, when needed, on commercially reasonable terms. See "Item 1.--Business--Manufacturing."

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  In March 1997 the Company completed an initial public offering of its common stock at an offering price of $10.00 per share. The Company's common stock has been traded on the Nasdaq National Market under the symbol "CTIC" since March 21, 1997. Prior to such date, the Company's common stock was not traded on an established public trading market. At March 27, 1997, the Company had 686 shareholders of record and 13,028,433 outstanding shares of Common Stock.

  The Company has not declared or paid any cash dividends on its capital stock since its inception. The Company currently intends to retain all of its cash and any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the three years in the period ended December 31, 1996 and for the period from September 4, 1991 (date of incorporation) to December 31, 1996, and with respect to the consolidated balance sheets at December 31, 1995 and 1996, are derived from the audited consolidated financial statements of the Company included elsewhere in this Report, and is qualified by reference to such financial statements and the notes related thereto. The consolidated balance sheets data at December 31, 1992, 1993 and 1994 and the consolidated statements of operations data for the years ended December 31, 1992 and 1993 are derived from audited financial statements of the Company not included in this Report. The data set forth below should be read in conjunction with "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Report.

                                                                               PERIOD FROM
                                                                              SEPTEMBER 4,
                                                                              1991 (DATE OF
                                   YEARS ENDED DECEMBER 31,                  INCORPORATION)
                         --------------------------------------------------  TO DECEMBER 31,
                          1992      1993      1994       1995       1996          1996
                         -------  --------  ---------  ---------  ---------  ---------------
                                       (in thousands, except per share data)
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA:
Revenues:
  Collaboration
   agreements........... $   --   $    --   $     --   $     100  $   9,121     $  9,221
Operating expenses:
  Research and
   development..........   3,926    11,862     14,368     14,606     16,109       60,871
  General and
   administrative.......   1,661     4,052      5,283      6,144      7,602       24,743
                         -------  --------  ---------  ---------  ---------     --------
    Total operating
     expenses...........   5,587    15,914     19,651     20,750     23,711       85,614
                         -------  --------  ---------  ---------  ---------     --------
Loss from operations....  (5,587)  (15,914)   (19,651)   (20,650)   (14,590)     (76,393)
Other income (expense):
  Investment income.....     292       723        616      1,167      1,174        3,974
  Interest expense......     (29)     (137)      (464)      (509)      (512)      (1,653)
                         -------  --------  ---------  ---------  ---------     --------
Net loss................ $(5,324) $(15,328) $ (19,499) $ (19,992) $ (13,928)    $(74,072)
                         =======  ========  =========  =========  =========     ========
Net loss per share......                    $   (4.13) $   (4.19) $   (2.82)
                                            =========  =========  =========
Shares used in computa-
 tion of net loss per
 share..................                    4,716,399  4,771,247  4,939,388
                                            =========  =========  =========
Pro forma net loss per
 share (1)..............                                          $   (1.69)
                                                                  =========
Shares used in computa-
 tion of pro forma net
 loss per share.........                                              8,228

                                             DECEMBER 31,
                              -----------------------------------------------
                                1992      1993     1994      1995      1996
                              --------  --------  -------  --------  --------
                                            (in thousands)
CONSOLIDATED BALANCE SHEETS
 DATA:
Cash, cash equivalents and
 securities available-for-
 sale........................ $ 28,648  $ 27,452  $ 9,131  $ 21,906  $ 30,987
Working capital..............   27,563    23,387    4,094    18,342    26,300
Total assets.................   33,422    35,230   17,278    28,048    37,002
Long-term obligations, less
 current portion.............      319     3,635    2,620     2,606     2,005
Deficit accumulated during
 development stage...........   (5,324)  (20,652) (40,151)  (60,119)  (74,083)
Total shareholders' equity...   31,851    28,848   10,051    21,858    30,054

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

  In the fourth quarter of 1995 the Company began to receive revenue under a collaboration agreement with BioChem Pharma, and in the fourth quarter of 1996 the Company began to receive revenue under the Collaboration Agreement with Johnson & Johnson. The Company expects that its revenue sources for at least the next several years will consist primarily of future expense reimbursements and milestone payments under its collaboration agreements with Johnson & Johnson and BioChem Pharma, and of interest income. The timing and amounts of such revenues will likely fluctuate. The Company will be required to conduct significant research, development and clinical activities during the next several years to fulfill its obligations under the Collaboration Agreement with Johnson & Johnson. There can be no assurance that Johnson & Johnson will not terminate the Collaboration Agreement in accordance with its terms. See "Item 1.--Business--Collaborations."

  As of December 31, 1996 the Company had incurred aggregate net losses of approximately $74.1 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $133.1 million.

  On March 26, 1997 the Company completed an initial public offering of 3 million shares of its common stock at an offering price of $10.00 per share, resulting in estimated net proceeds of $27.1 million. Concurrent with the closing of the Offering, the Company sold 300,000 shares of Common Stock to Johnson & Johnson at a price of $10.00 per share, resulting in estimated net proceeds of $3.0 million.

RESULTS OF OPERATIONS

 Years Ended December 31, 1996 and 1995

  During the year ended December 31, 1996 the Company recorded a $5.0 million license fee and $871,000 in development cost reimbursement from Johnson & Johnson in connection with the Collaboration Agreement and a $250,000 milestone payment from BioChem Pharma in connection with a collaboration agreement. The Company also received a $3.0 million signing fee from Schering AG in connection with a collaboration agreement which was terminated by Schering AG in April 1996. See "Item 1.--Business--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials" and Note 11 of Notes to Consolidated Financial Statements. During the year ended December 31, 1995, the Company received a milestone payment of $100,000 under the collaboration agreement with BioChem Pharma. See "Item 1.-- Business--Collaborations."

  Research and development expenses increased to approximately $16.1 million for the year ended December 31, 1996 from approximately $14.6 million for the year ended December 31, 1995. This increase was primarily due to expanded manufacturing, preclinical and clinical-related development activities with respect to Lisofylline, which increase was partially offset by costs of approximately $1.2 million incurred in connection with the purchase of all the intellectual property of Lipomed Corporation in October 1995, which was accounted for as in-process research and development expense. The Company expects that research and development expenses will increase significantly in future years as the Company expands its research and development programs and undertakes additional clinical trials, including research, development and clinical activities undertaken pursuant to the Collaboration Agreement with Johnson & Johnson.

  General and administrative expenses increased to approximately $7.6 million for the year ended December 31, 1996 from approximately $6.1 million for the year ended December 31, 1995. This increase was primarily due to transaction costs associated with the collaboration agreement with Schering AG, which was terminated by Schering AG in April 1996, transaction costs associated with the Collaboration Agreement with Johnson & Johnson, offering costs associated with the Company's withdrawn registration statement in 1996, and operating expenses associated with supporting the Company's increased research, development and clinical activities. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income was approximately $1.2 million for each of the years ended December 31, 1996 and 1995, as average cash balances and interest earned thereon was little changed between years. Interest expense was approximately $500,000 for both the year ended December 31, 1996 and 1995.

 Years Ended December 31, 1995 and 1994

  Revenue from the BioChem Pharma collaboration totalled $100,000 in 1995, all of which was received in the third quarter of 1995. The Company did not have any operating revenue during 1994.

  Research and development expenses increased to approximately $14.6 million in 1995 from approximately $14.4 million in 1994. This increase was primarily due to costs of approximately $1.2 million incurred in connection with the purchase of all the intellectual property of Lipomed Corporation in October 1995, which was accounted for as in-process research and development expense, partially offset by a reduction in manufacturing costs associated with Lisofylline.

  General and administrative expenses increased to approximately $6.1 million in 1995 from approximately $5.3 million in 1994. This increase was primarily due to operating expenses associated with supporting the Company's increased research, development and clinical activities, including business development, marketing studies and recruitment of additional personnel.

  Investment income net of interest expense increased to approximately $658,000 in 1995 from approximately $152,000 in 1994. This increase was associated with interest earnings on a higher average balance of cash reserves resulting from a private placement of equity securities in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through the sale of equity securities. As of December 31, 1996 the Company had raised aggregate net proceeds of approximately $103.0 million from such financing activities, including $30.5 million and $16.9 million from the sale of Series A Convertible Preferred Stock in 1995 and 1996, respectively, $5.0 million from the sale of Series B Convertible Preferred Stock to Johnson & Johnson in 1996, $49.3 million from the sale of Common Stock in 1992 and 1993, $850,000 from a bridge loan which was subsequently converted to equity, and approximately $400,000 from the exercise of stock options and warrants. The Company expensed approximately $320,000 in deferred offering costs related to its withdrawn initial public offering in 1996. As of December 31, 1996 the Company has recorded approximately $360,000 of deferred offering costs related to its currently planned offering. In addition, the Company financed the purchase of approximately $11.3 million of property and equipment through financing agreements, of which approximately $2.8 million remained outstanding as of December 31, 1996.

  On March 26, 1997 the Company completed an initial public offering (the "Offering") of 3 million shares of its common stock at an offering price of $10.00 per share, resulting in estimated net proceeds of $27.1 million. Concurrent with the closing of the Offering, the Company sold 300,000 shares of Common Stock to Johnson & Johnson (the "Johnson & Johnson Stock Purchase") at a price of $10.00 per share, resulting in estimated net proceeds of $3.0 million. The Company intends to use the substantial majority of the net proceeds of the

Offering and the Johnson & Johnson Stock Purchase to fund its research and development activities with respect to the Company's Lisofylline and CT-2584 programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the continued participation of Johnson & Johnson in the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the establishment of collaborative agreements with other companies. In addition, the Company's research and development expenditures will vary as product development activities and preclinical and clinical trials, and the establishment of collaborative agreements with other companies. In addition, the Company's research and development expenditures will vary as product development programs are added, expanded or discontinued. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

  The balance of the net proceeds of the Offering and the Johnson & Johnson Stock Purchase is expected to be used to improve facilities, to purchase capital equipment and for general corporate purposes. The Company has not identified precisely the amount it plans to spend on these specific programs or the timing of such expenditures. Pending such uses, the Company intends to invest the net proceeds from the Offering and the Johnson & Johnson Stock Purchase in U.S. government obligations and other highly rated liquid debt instruments. The Company may also from time to time consider the acquisition of other companies, technologies or products that complement the business of the Company, although no agreements or understandings are in effect with respect to any such transactions at this time. See "Item 1.--Business--Risk Factors--Need for Substantial Additional Funds."

  The Company's principal sources of liquidity are its cash balances, cash equivalents and securities available-for-sale, which totaled approximately $31.0 million as of December 31, 1996. The Company invests in U.S. government obligations and other highly rated liquid debt instruments.

  The Company expects that its capital requirements will increase as the Company expands its research and development programs and undertakes additional clinical trials. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel, for planned expansion of its facilities, and for the purchase or lease of additional equipment. See "Item 1.--Business--Risk Factors--Management of Growth."

  The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources and the interest earned thereon, combined with anticipated funding from Johnson & Johnson under the Collaboration Agreement, will enable the Company to maintain its current and planned operations at least through the end of 1998. In the event that Johnson & Johnson were to terminate its participation in the Collaboration Agreement prior to such date, cti expects that it would eliminate certain presently planned development activities. Furthermore, the Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including the continuation of the Company's collaboration with Johnson & Johnson; continued scientific progress in its research and development programs; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the terms of any additional collaborative arrangements that the Company may enter into; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

  The Company intends to raise additional funds through additional equity or debt financings, research and development financings, collaborative relationships or otherwise. Because of these long-term capital requirements, the Company may seek to access the public or private equity markets from time to time, even if it does not have an immediate need for additional capital at that time. There can be no assurance that additional financing will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. The Company may also be required to seek to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. See "Item 1.--Business--Risk Factors--History and Continuation of Losses; Early Stage of Development," "--Need for Substantial Additional Funds" and "--Reliance on Relationship with Johnson & Johnson."

  As of December 31, 1996 the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $70 million and research and development credit carryforwards of approximately $1.8 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986. See
Note 10 of Notes to Consolidated Financial Statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors..........................  39
Consolidated Balance Sheets................................................  40
Consolidated Statements of Operations......................................  41
Consolidated Statements of Shareholders' Equity............................  42
Consolidated Statements of Cash Flows......................................  45
Notes to Consolidated Financial Statements.................................  46

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cell Therapeutics, Inc.

  We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and for the period from September 4, 1991 (date of incorporation) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Therapeutics, Inc. (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from September 4, 1991 (date of incorporation) to December 31, 1996, in conformity with generally accepted accounting principles.

Seattle, Washington
January 24, 1997, except for paragraphs 2 through 4 of Note 12, as to which the date is March 26, 1997


                                          Ernst & Young LLP

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents........................ $  5,483,515  $  6,931,592
  Securities available-for-sale....................   25,503,049    14,974,430
  Prepaid expenses and other current assets........      256,892        20,080
                                                    ------------  ------------
Total current assets...............................   31,243,456    21,926,102
Property and equipment, net........................    5,117,936     5,713,227
Notes receivable from officers, less current por-
 tion..............................................      172,698       221,722
Other assets.......................................      467,603       187,244
                                                    ------------  ------------
Total assets....................................... $ 37,001,693  $ 28,048,295
                                                    ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $    651,130  $  1,057,428
  Accrued expenses.................................    3,065,297     1,412,424
  Current portion of long-term obligations.........    1,226,971     1,114,520
                                                    ------------  ------------
Total current liabilities..........................    4,943,398     3,584,372
Long-term obligations, less current portion........    2,004,575     2,605,698
Commitments                                                  --            --
Shareholders' equity:
  Preferred Stock:
    Authorized shares--10,000,000:
     Series A Convertible Preferred Stock, no par
      value:
      Designated shares--146,193.272 and 150,000 at
       December 31, 1996 and 1995, respectively
      Issued and outstanding shares--146,193.272
       and 95,447.004 at December 31, 1996 and
       1995, respectively (liquidation preference
       $335 per share aggregating $48,974,746 at
       December 31, 1996)..........................   47,366,204    30,496,204
     Series B Convertible Preferred Stock, no par
      value:
      Designated shares--14,925.373
      Issued and outstanding shares--14,925.373 at
       December 31, 1996 (liquidation preference
       $335 per share aggregating $5,000,000 at
       December 31, 1996)..........................    4,960,000           --
     Series C Preferred Stock, no par value:
      Designated shares--100,000
      No shares issued and outstanding (liquidation
       preference $1,000 per share)................          --            --
  Common Stock, no par value:
    Authorized shares--100,000,000
    Issued and outstanding shares--4,943,472 and
     4,933,410 at December 31, 1996 and 1995,
     respectively .................................   51,810,160    51,481,481
  Deficit accumulated during development stage.....  (74,082,644)  (60,119,460)
                                                    ------------  ------------
Total shareholders' equity.........................   30,053,720    21,858,225
                                                    ------------  ------------
Total liabilities and shareholders' equity......... $ 37,001,693  $ 28,048,295
                                                    ============  ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     PERIOD FROM
                                                                    SEPTEMBER 4,
                                                                    1991 (DATE OF
                                YEAR ENDED DECEMBER 31,            INCORPORATION)
                         ----------------------------------------  TO DECEMBER 31,
                             1996          1995          1994           1996
                         ------------  ------------  ------------  ---------------
Revenues:
  Collaboration
   agreements........... $  9,120,806  $    100,000  $        --    $  9,220,806
Operating expenses:
  Research and
   development..........   16,108,821    14,605,947    14,368,089     60,870,651
  General and
   administrative.......    7,601,796     6,144,650     5,283,263     24,743,279
                         ------------  ------------  ------------   ------------
                           23,710,617    20,750,597    19,651,352     85,613,930
                         ------------  ------------  ------------   ------------
Loss from operations....  (14,589,811)  (20,650,597)  (19,651,352)   (76,393,124)
Other income (expense):
  Investment income.....    1,174,219     1,167,369       616,223      3,973,759
  Interest expense......     (512,597)     (509,247)     (464,154)    (1,652,462)
                         ------------  ------------  ------------   ------------
Net loss................ $(13,928,189) $(19,992,475) $(19,499,283)  $(74,071,827)
                         ============  ============  ============   ============
Net loss per share...... $      (2.82) $      (4.19) $      (4.13)
                         ============  ============  ============
Shares used in computa-
 tion of net loss per
 share..................    4,939,388     4,771,247     4,716,399
                         ============  ============  ============
Pro forma (unaudited):
  Net loss per share.... $      (1.69)
                         ============
  Shares used in
   computation of net
   loss per share.......    8,277,888


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        PREFERRED STOCK         DEFICIT       DEFERRED
                                                  --------------------------- ACCUMULATED   COMPENSATION
                               COMMON STOCK         SERIES A      SERIES B      DURING     AND TECHNOLOGY
                           ---------------------  ------------- ------------- DEVELOPMENT    LICENSING
                            SHARES      AMOUNT    SHARES AMOUNT SHARES AMOUNT    STAGE         COSTS         TOTAL
                           ---------  ----------  ------ ------ ------ ------ -----------  -------------- -----------
December 1991 issuance of
 common stock to founders
 at $0.04179 per share
 (including 182,143
 shares contributed by
 founders for
 compensation and
 technology).............  1,914,313  $   87,612   --     $--    --     $--   $       --        $(7,612)  $    80,000
 April 1992 proceeds
  received from issuance
  of shares at $11.20 per
  share and 57,143
  warrants at $0.07 each
  to the chairman of the
  Board of Directors.....    178,572   2,004,000   --      --    --      --           --            --      2,004,000
 Net proceeds from the
  issuance of common
  stock in August through
  December 1992 via
  private placement
  equity offering at
  $17.50 per share, net
  of offering costs of
  $3,467,352.............  2,225,139  35,083,440   --      --    --      --           --            --     35,083,440
 Net loss for the year
  ended December 31,
  1992...................        --          --    --      --    --      --    (5,323,737)          --     (5,323,737)
 Fair value of stock
  contributed by founders
  for compensation and
  technology.............        --          --    --      --    --      --           --          7,612         7,612
                           ---------  ----------   ---    ----   ---    ----  -----------    ----------   -----------
Balance at December 31,
 1992....................  4,318,024  37,175,052   --      --    --      --    (5,323,737)          --     31,851,315
 August 1993 Repurchase
  of common stock at
  $0.04179 per share and
  July 1993 cancellation
  of 1,072 shares........    (61,415)     (2,522)  --      --    --      --           --            --         (2,522)
 Net proceeds from the
  issuance of common
  stock and warrants in
  October and November
  1993 via private
  placement equity
  offering at $31.50 per
  unit, net of offering
  costs of $1,486,383....    438,540  12,326,885   --      --    --      --           --            --     12,326,885
 Net loss for the year
  ended December 31,
  1993...................        --          --    --      --    --      --   (15,328,143)          --    (15,328,143)
                           ---------  ----------   ---    ----   ---    ----  -----------    ----------   -----------
Balance at December 31,
 1993....................  4,695,149  49,499,415   --      --    --      --   (20,651,880)          --     28,847,535

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY--(CONTINUED)

                                                     PREFERRED STOCK             DEFICIT       DEFERRED
                                           ----------------------------------- ACCUMULATED   COMPENSATION
                          COMMON STOCK           SERIES A          SERIES B      DURING     AND TECHNOLOGY
                      -------------------- --------------------- ------------- DEVELOPMENT    LICENSING
                       SHARES     AMOUNT     SHARES     AMOUNT   SHARES AMOUNT    STAGE         COSTS         TOTAL
                      --------- ---------- ---------- ---------- ------ ------ -----------  -------------- ------------
 Net proceeds from
  the issuance of
  common stock and
  warrants in
  February 1994 via
  private placement
  equity offering at
  $31.50 per unit,
  net of offering
  costs of $85,823...    25,001    701,677        --         --   --     --            --        --             701,677
 Proceeds from stock
  options exercised
  in July 1994 at
  $17.50 per share...        79      1,375        --         --   --     --            --        --               1,375
 Net loss for the
  year ended December
  31, 1994...........       --         --         --         --   --     --    (19,499,283)      --         (19,499,283)
                      --------- ---------- ---------- ----------  ---    ---   -----------       ---       ------------
Balance at December
 31, 1994............ 4,720,229 50,202,467        --         --   --     --    (40,151,163)      --          10,051,304
 Net proceeds from
  the issuance of
  Series A
  convertible
  preferred stock in
  March through June
  1995 via private
  placement equity
  offering at $335.00
  per share, net of
  offering costs of
  $1,478,541.........       --         --  95,447.004 30,496,204  --     --            --        --          30,496,204
 Exchange of warrants
  for common stock in
  September 1995
  valued at $11.725
  per share..........   104,418        --         --         --   --     --            --        --                 --
 Issuance of common
  stock for purchased
  research and
  development in
  October 1995 at
  $11.725 per share..    98,574  1,155,750        --         --   --     --            --        --           1,155,750
 Proceeds from
  issuance of stock
  and stock options
  exercised in
  February through
  December 1995 at
  $11.725 and $17.50
  per share..........    10,189    123,264        --         --   --     --            --        --             123,264
 Net loss for the
  year ended December
  31, 1995...........       --         --         --         --   --     --    (19,992,475)      --         (19,992,475)
 Unrealized gains on
  securities
  available-for-
  sale...............       --         --         --         --   --     --         24,178       --              24,178
                      --------- ---------- ---------- ----------  ---    ---   -----------       ---       ------------
Balance at December
 31, 1995............ 4,933,410 51,481,481 95,447.004 30,496,204  --     --    (60,119,460)      --          21,858,225
 Net proceeds from
  the issuance of
  Series A
  convertible
  preferred stock in
  September and
  October 1996 via
  private placement
  equity offering at
  $335.00 per share,
  net of offering
  costs of $130,000..       --         --  50,746.268 16,870,000  --     --            --        --          16,870,000

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY--(CONTINUED)

                                                       PREFERRED STOCK                  DEFICIT        DEFERRED
                                        --------------------------------------------- ACCUMULATED    COMPENSATION
                      COMMON STOCK             SERIES A               SERIES B           DURING     AND TECHNOLOGY
                  --------------------- ----------------------- --------------------- DEVELOPMENT     LICENSING
                   SHARES     AMOUNT      SHARES      AMOUNT      SHARES     AMOUNT      STAGE          COSTS         TOTAL
                  --------- ----------- ----------- ----------- ---------- ---------- ------------  -------------- -----------
 Net proceeds
  from the
  issuance of
  Series B
  convertible
  preferred stock
  in November
  1996 via
  private
  placement
  equity offering
  at $335.00 per
  share, net of
  offering costs
  of $40,000.....       --          --          --          --  14,925.373  4,960,000          --          --        4,960,000
 Exchange of
  warrants for
  common stock in
  February 1996
  valued at
  $11.725 per
  share..........       151         --          --          --         --         --           --          --              --
 Proceeds from
  stock options
  exercised in
  January through
  November 1996
  at $11.725 per
  share..........     1,974      23,121         --          --         --         --           --          --           23,121
 Proceeds from
  common stock
  warrants
  exercised in
  May 1996 at
  $38.50 per
  share..........     7,937     305,558         --          --         --         --           --          --          305,558
 Net loss for the
  year ended
  December 31,
  1996...........       --          --          --          --         --         --   (13,928,189)        --      (13,928,189)
 Unrealized
  losses on
  securities
  available-for-
  sale...........       --          --          --          --         --         --       (34,995)        --          (34,995)
                  --------- ----------- ----------- ----------- ---------- ---------- ------------     -------     -----------
Balance at
 December 31,
 1996............ 4,943,472 $51,810,160 146,193.272 $47,366,204 14,925.373 $4,960,000 $(74,082,644)       $--      $30,053,720
                  ========= =========== =========== =========== ========== ========== ============     =======     ===========

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      PERIOD FROM
                                                                     SEPTEMBER 4,
                                                                     1991 (DATE OF
                                 YEAR ENDED DECEMBER 31,            INCORPORATION)
                          ----------------------------------------  TO DECEMBER 31,
                              1996          1995          1994           1996
                          ------------  ------------  ------------  ---------------
OPERATING ACTIVITIES
Net loss................  $(13,928,189) $(19,992,475) $(19,499,283)  $(74,071,827)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
 Depreciation and amor-
  tization..............     1,658,475     1,718,765     1,617,438      6,461,261
 Noncash research and
  development expense...           --      1,155,750           --       1,155,750
 Noncash interest ex-
  pense.................           --            --            --          25,918
 Noncash rent expense...        54,216        33,396        33,396        494,288
 Investment premium am-
  ortization............       111,315        22,500       119,110        522,061
 Changes in assets and
  liabilities:
 Prepaid expenses.......      (236,812)       (2,789)      166,123       (256,892)
 Notes receivable from
  officers..............       (46,200)      (10,700)      (11,022)      (267,922)
 Other assets...........      (201,679)        9,208      (143,476)      (483,604)
 Accounts payable.......      (406,298)      329,525       330,197        651,130
 Accrued expenses.......     1,652,873      (245,376)      906,428      3,065,297
                          ------------  ------------  ------------   ------------
Total adjustments.......     2,585,890     3,010,279     3,018,194     11,367,287
                          ------------  ------------  ------------   ------------
Net cash used in operat-
 ing activities.........   (11,342,299)  (16,982,196)  (16,481,089)   (62,704,540)
INVESTING ACTIVITIES
Purchases of securities
 available-for-sale.....   (27,113,929)  (13,165,743)   (7,555,482)   (76,026,027)
Proceeds from sales of
 securities available-
 for-sale...............           --      3,856,167    11,034,146     14,890,313
Proceeds from maturities
 of securities avail-
 able-for-sale..........    16,439,000     1,059,296     2,048,016     35,099,787
Purchase of property and
 equipment..............    (1,046,640)     (204,424)   (1,654,517)   (11,334,936)
Dispositions of property
 and equipment..........           --         36,476       114,993        151,469
                          ------------  ------------  ------------   ------------
Net cash provided by
 (used in) investing ac-
 tivities...............   (11,721,569)   (8,418,228)    3,987,156    (37,219,394)
FINANCING ACTIVITIES
Sales of common stock to
 founders...............           --            --            --          80,000
Proceeds from borrowings
 from shareholder.......           --            --            --         850,000
Sale of Series A Pre-
 ferred Stock via pri-
 vate placement, net of
 offering costs.........    16,870,000    30,496,204           --      47,366,204
Sale of Series B Pre-
 ferred Stock via pri-
 vate placement, net of
 offering costs.........     4,960,000           --            --       4,960,000
Sale of common stock via
 private placements, net
 of offering costs......           --         67,000       701,677     49,307,084
Repurchase of common
 stock..................           --            --            --          (2,522)
Proceeds from common
 stock options exer-
 cised..................        23,121        56,264         1,375         80,760
Proceeds from common
 stock warrants exer-
 cised..................       305,558           --            --         305,558
Repayment of long-term
 obligations............    (1,159,188)   (2,954,434)   (3,940,830)    (8,471,269)
Change in deferred of-
 fering costs...........           --        458,726      (458,726)           --
Proceeds from the issu-
 ance of long-term obli-
 gations................       616,300     1,800,000     3,515,334     10,931,634
                          ------------  ------------  ------------   ------------
Net cash provided by
 (used in) financing ac-
 tivities...............    21,615,791    29,923,760      (181,170)   105,407,449
                          ------------  ------------  ------------   ------------
Net increase (decrease)
 in cash and cash equiv-
 alents.................    (1,448,077)    4,523,336   (12,675,103)     5,483,515
Cash and cash equiva-
 lents at beginning of
 period.................     6,931,592     2,408,256    15,083,359            --
                          ------------  ------------  ------------   ------------
Cash and cash equiva-
 lents at end of peri-
 od.....................  $  5,483,515  $  6,931,592  $  2,408,256   $  5,483,515
                          ============  ============  ============   ============
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
Acquisition of equipment
 pursuant to capital
 lease obligations......  $     85,532  $        --   $        --    $    362,425
                          ============  ============  ============   ============
Conversion of convert-
 ible debt and related
 accrued interest into
 common stock...........  $        --   $        --   $        --    $    875,918
                          ============  ============  ============   ============
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW
 INFORMATION
Cash paid during the pe-
 riod for interest......  $    514,534  $    529,847  $    476,845   $  1,626,025
                          ============  ============  ============   ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  Cell Therapeutics, Inc. (the "Company") focuses on the discovery, development, and commercialization of small molecule drugs for the treatment of cancer and inflammatory and immune diseases. The Company's principal business strategy is to focus its development activities on therapeutic areas that represent large market opportunities which are not adequately served by existing therapies. The Company incorporated on September 4, 1991, but did not commence operations until February 1992.

  The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from and are subject to ongoing oversight by the Food and Drug Administration in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing, and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value.

 Securities Available-for-Sale

  Management determines the appropriate classification of debt securities at the time of purchase. Management currently classifies its investment portfolio as available-for-sale and carries the securities at fair value based on quoted market prices with unrealized gains and losses included within the deficit accumulated during development stage. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income.

 Management of Credit Risk

  The Company is subject to concentration of credit risk from its cash investments. Under the Company's investment guidelines, credit risk is managed by diversification of the investment portfolio and by the purchase of investment-grade securities.

 Collaboration Agreement Receivables and Revenues

  Collaboration agreement receivables represent amounts earned, but not yet collected, under collaboration and license agreements. Collaboration agreement revenues are recognized as the earnings process is completed, based on the provisions of each agreement.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Property and Equipment

  Property and equipment, including assets pledged as security in financing agreements, are carried at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the useful life or the term of the applicable lease using the straight-line method. Depreciation commences at the time assets are placed in service and is computed using the straight-line method over the estimated useful lives of the assets (three to five years).

 Deferred Offering Costs

  The Company records legal and other issuance costs related to its offerings of stock as deferred offering costs until the offerings are completed and the costs are netted against gross proceeds.

 Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Generally, stock compensation, if any, is measured as the difference between the exercise price of a stock option and the fair market value of the Company's stock at the date of grant, which is then amortized over the related vesting period. The value of stock options granted to consultants is recorded as an expense and amortized over the lives of the respective contracts.

 Net Loss Per Share

  Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalents from preferred stock, stock options, and warrants are excluded from the computation as their effect is antidilutive.


 Pro Forma Net Loss Per Share

  Unaudited pro forma net loss per share is computed based on the weighted average number of shares of common stock outstanding plus the number of common shares issuable upon conversion of all outstanding shares of Series A and Series B Convertible Preferred Stock upon the closing of the Company's initial public offering discussed in Note 12.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Reclassifications

  Certain prior year items have been reclassified to conform to the current year presentation.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
 2.  SECURITIES AVAILABLE-FOR-SALE

  Securities available-for-sale consist of the following as of December 31:

                                                    1996
                                ---------------------------------------------
                                              GROSS      GROSS
                                 AMORTIZED  UNREALIZED UNREALIZED
                                   COST       GAINS      LOSSES   FAIR VALUE
                                ----------- ---------- ---------- -----------
   U.S. Government obliga-
    tions...................... $   920,704  $ 1,214    $    --   $   921,918
   Corporate obligations.......  24,593,162   25,577     (37,608)  24,581,131
                                -----------  -------    --------  -----------
                                $25,513,866  $26,791    $(37,608) $25,503,049
                                ===========  =======    ========  ===========

                                                    1995
                                ---------------------------------------------
                                              GROSS      GROSS
                                 AMORTIZED  UNREALIZED UNREALIZED
                                   COST       GAINS      LOSSES   FAIR VALUE
                                ----------- ---------- ---------- -----------
   U.S. Government obliga-
    tions...................... $ 2,026,138  $   272    $   --    $ 2,026,410
   Corporate obligations.......  12,924,114   29,639     (5,733)   12,948,020
                                -----------  -------    -------   -----------
                                $14,950,252  $29,911    $(5,733)  $14,974,430
                                ===========  =======    =======   ===========

  As of December 31, 1996 and 1995, the securities available-for-sale had contractual maturities of less than one year. Expected maturities will differ from contractual maturities because issuers of the securities may have the right to prepay obligations without prepayment penalties.

 3.  PROPERTY AND EQUIPMENT

  Property and equipment are composed of the following as of December 31:

                                                           1996        1995
                                                        ----------- -----------
   Leasehold improvements.............................. $ 4,296,136 $ 4,288,000
   Lab equipment.......................................   3,642,378   3,468,103
   Furniture and office equipment......................   3,441,253   2,577,024
                                                        ----------- -----------
                                                         11,379,767  10,333,127
   Less accumulated depreciation and amortization......   6,261,831   4,619,900
                                                        ----------- -----------
                                                        $ 5,117,936 $ 5,713,227
                                                        =========== ===========

  As of December 31, 1996 and 1995, furniture and office equipment included $362,425, and $276,893 respectively, of equipment acquired under capitalized leases. Accumulated depreciation related to this equipment totaled $217,179 and $147,545 at December 31, 1996 and 1995, respectively. Annual maturities of the capital lease obligations for 1997 and 1998, respectively, approximate $96,000 and $35,000.

 4.  EQUITY OFFERINGS

  In 1992, the Company completed its first private placement equity offering. Total gross proceeds amounted to $38,550,792, representing 2,225,139 shares of the Company's common stock, including the required conversion of amounts advanced (principal and interest of $850,000 and $25,918, respectively) from a principal shareholder aggregating 50,053 shares.

  In 1993, the Company concluded a second round of equity financing through a private offering of common stock and warrants at $31.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock. The warrants had an exercise price of $38.50 per share and expired in 1996. Total

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
 4.  EQUITY OFFERINGS (CONTINUED)

gross proceeds of the second round of equity financing amounted to $13,813,268, representing 438,540 shares of common stock and warrants to purchase 219,258 shares of common stock, including 21,256 shares of common stock and warrants to purchase 10,627 shares of common stock sold to the sales agents and their affiliates (including an affiliated sales agent, whose chief executive officer was a principal shareholder of the Company).

  Offering costs related to the first and second offerings included $2,052,268 and $228,982, respectively, paid to the affiliated sales agent. In connection with the offerings, the sales agents received warrants to purchase 215,769 shares of common stock at $17.50 per share, expiring in 1997 (including warrants to purchase 167,800 shares of common stock issued to the affiliated sales agent) and warrants to purchase 42,423 shares of common stock at $31.50 per share, expiring in 1998 (including warrants to purchase 7,538 shares of common stock issued to the affiliated sales agent).

  In 1994, the Company sold additional units of common stock and warrants under terms equivalent to those of the second round of equity financing. The Company received gross proceeds of $787,500, representing 25,001 shares of common stock and warrants to purchase 12,500 shares of common stock at $38.50 per share, which expired in 1996. Offering costs included $28,613 paid to the affiliated sales agent. In addition, the sales agents received warrants to purchase 2,500 shares of common stock at $31.50 per share, expiring in 1999 (including warrants to purchase 1,071 shares of common stock issued to the affiliated sales agent).

  In 1995, the Company concluded a third round of equity financing through a private offering of Series A Convertible Preferred Stock at $335 per share. Total gross proceeds of the offering amounted to $31,974,745, representing 95,447.004 shares of Series A Convertible Preferred Stock. In 1996, the Company concluded a fourth round of equity financing through a private offering of Series A Convertible Preferred Stock at $335 per share. Total gross proceeds of the offering amounted to $17,000,000, representing 50,746.268 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock have preferential rights to noncumulative dividends ($33.50 per share per annum) when and if declared by the Board of Directors, and a liquidation preference of $335 per share. The Series A Convertible Preferred Stock has the right to vote with the common stock on an as-converted basis and, voting as a separate class, is entitled to elect one director. As of December 31, 1996, the Company had reserved 4,341,704 shares of common stock for issuance upon the conversion of the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock automatically converted into 29.6986 shares of common stock at an adjusted conversion price of $11.28 per share upon the closing of the Company's initial public offering on March 26, 1997. See Note 12. The shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock have certain registration rights.

  In 1996, the Company sold 14,925.373 shares of Series B Convertible Preferred Stock to Johnson & Johnson Development Corporation at $335 per share in a private placement. Total gross proceeds of the sale amounted to $5,000,000. The Series B Convertible Preferred Stock has the same rights, preferences and conversion features as the Series A Convertible Preferred Stock, but is subordinate to it with respect to payment of dividends and liquidation preference. The shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock have certain registration rights. The Series B Convertible Preferred Stock has the right to vote with the common stock on an as-converted basis. As of December 31, 1996, the Company had reserved 443,262 shares of common stock for issuance upon conversion of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock automatically converted into 29.6986 shares of common stock at an as adjusted conversion price of $11.28 per share upon the closing of the Company's initial public offering on March 26, 1997. See Notes 11 and 12.

  In November 1996, the Board of Directors approved a shareholder rights plan whereby a Right attaches to each share of common stock. Upon the occurrence of certain acquisition related events, each Right entitles the

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
 4.  EQUITY OFFERINGS (CONTINUED)

holder of each outstanding share of common stock to purchase one one-thousandth of a share (a "Unit") of Series C Preferred Stock at $175 per Unit, subject to adjustment. Upon exercise, each holder of a Right will have the right to receive value equal to two times the exercise price of the Right. A total of 100,000 shares of Series C Preferred Stock are reserved for issuance upon exercise of the Rights.

 5.  CONSULTING AND EMPLOYMENT AGREEMENTS

 Directors, Officers, and Employees

  The Company has employment agreements with its President and Chief Executive Officer and one other founding officer. The agreements expire in 1999 and 1998, respectively, and provide for annual base salaries (approximately $692,000 in the aggregate as of December 31, 1996), minimum annual and cost-of-living increases, and discretionary incentive bonus awards.

  In December 1993, the Board of Directors authorized a loan of $200,000 to the Company's President and Chief Executive Officer. The loan accrues interest at 5.35%. On each of December 17, 1997, 1998, and 1999, the Company shall forgive one-third of the principal amount of the loan together with accrued interest. The portion of this loan which is to be forgiven in 1997 is included in other current assets. Forgiveness of amounts remaining due under the loan will be forfeited upon certain termination-related circumstances and will be accelerated upon certain events, including a change in ownership of the Company, or upon the Company's attaining a minimum public market capitalization. The loan is secured by 5,715 shares of common stock.

  In 1992, the Company granted its then chairman warrants to purchase 57,143 shares of common stock at $17.50 per share.

  In 1994, the Company authorized a non-interest bearing loan of up to $150,000 to its Executive Vice President, Product Development in connection with relocation. In 1995 and 1996, $145,000 was advanced under the terms of the loan, of which $40,000 and $57,000 was forgiven and treated as compensation expense in 1995 and 1996, respectively.

  In 1996, the Company advanced a $35,000 non-interest bearing loan to its Executive Vice President, Marketing and Business Development in connection with his relocation. The Company shall forgive one-half of the loan on each of April 8, 1997 and 1998. The portion of this loan to be forgiven in 1997 is included in other current assets.

  The Company has also entered into severance agreements with certain of its officers having terms of one or two years.

  In addition to the employment and severance agreements with the corporate officers discussed above, the Company has entered into employment agreements with certain employees, whose employment agreement terms generally range from three to four years. The employment agreements can be terminated with cause, as defined in the agreements, upon 30 days' notice.

 Advisory Boards

  The Company has entered into consulting agreements with the members of its Scientific and Clinical Advisory Boards ("Advisory Boards") providing for aggregate annual fees of approximately $108,000, the issuance of 22,860 shares of common stock (a component of the 296,429 pool shares discussed in Note 8) and options to purchase 88,571 shares of common stock at $11.725 to $17.50 per share, all of which vest ratably over two to three years from the date of appointment. The consulting agreements with members of the Advisory Boards are cancelable upon 30 days' notice.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 6.  CONTRACTUAL ARRANGEMENTS AND COMMITMENTS

 Licensed Technology

  In March 1992, the Company entered into agreements with the Fred Hutchinson Cancer Research Center ("FHCRC") under the terms of which the Company has received worldwide licenses and options to technology, or technology claimed, for five U.S. patent applications. The Company paid initial license fees totalling $100,000 and issued 76,572 shares of common stock valued at $3,200 to the FHCRC for such technology. The initial license fee and value of the stock granted to the FHCRC were expensed as in-process research and development. The Company is obligated to pay royalties on revenues resulting from future sales of products employing the technology and on revenues received from sublicenses for the technology, with minimum annual royalties of $50,000 prior to, and $100,000 after, the first commercial sale of such products. The agreements are for a term equal to the later of 15 years or the expiration of the last issued patent included within the licensed technology, unless terminated earlier for certain specified events, including the failure of the Company to take reasonable efforts to engage in research and development with respect to the licensed technology.

 Facilities Lease

  The Company has executed noncancelable operating leases for office and laboratory space that generally expire the first quarter of 2003, with two five-year renewal options at the then-current market rates. The lessor provided $450,000 for leasehold improvements and rent concessions, which is being amortized over the initial lease term. Rent expense amounted to $995,866, $993,471, and $977,778 for the years ended December 31, 1996, 1995, and 1994, respectively.

  Future minimum annual rental payments under the leases approximate the following for the years ended December 31:

             1997.......................... $1,014,000
             1998..........................  1,133,000
             1999..........................  1,143,000
             2000..........................  1,143,000
             2001..........................  1,143,000
             Thereafter....................  1,239,000
                                            ----------
                                            $6,815,000
                                            ==========

 7.  LONG-TERM OBLIGATIONS

  Long-term obligations consisted of the following at December 31:

                                                            1996       1995
                                                         ---------- ----------
   Master financing agreements:
     Due December 1998, monthly payments of $55,827,
      including interest at 14.7%....................... $1,154,281 $1,616,295
     Due December 1998, monthly payments of $45,820,
      including interest at 17.6%.......................    921,289  1,274,342
     Due December 1996, monthly payments of $21,944,
      including interest at 17.6%.......................        --     239,847
     Due August 1999, monthly payments of $20,523,
      including
      interest at 16.1%.................................    531,336        --
   Capital lease obligations............................    130,352    149,667
   Deferred rent........................................    494,288    440,067
                                                         ---------- ----------
                                                          3,231,546  3,720,218
   Less current portion.................................  1,226,971  1,114,520
                                                         ---------- ----------
                                                         $2,004,575 $2,605,698
                                                         ========== ==========

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
 7.  LONG-TERM OBLIGATIONS (CONTINUED)

  In December 1994, the Company entered into a master financing agreement with a financing company, whereby the Company borrowed $2,015,334 in exchange for granting the lessor a security interest in approximately the same net book value of specific fixed assets and warrants to purchase 12,432 shares of common stock at $12.8975 per share.

  In July 1995, the Company entered into master financing agreements with another finance company, whereby the Company borrowed $1,450,000 over 42 months and $350,000 over 18 months. In June 1996, the Company borrowed an additional $616,300 over 38 months from this finance company. For each borrowing, the Company granted the lessor a security interest in approximately the same net book value of specified fixed assets.

  Annual maturities of the master financing agreements for 1997 through 1999, respectively, approximate $1,128,000, $1,323,000, and $155,000.

 8.  CAPITAL STOCK

  In connection with the formation of the Company, certain shareholders contributed 296,429 shares of common stock to a pool to be issued to the FHCRC, the Scientific Advisory Board ("SAB"), and key employees. (Refer to Notes 5 and 6 with regards to the stock issued to the SAB and the FHCRC.) From this pool, 76,572, 22,860, 49,282, and 114,286 shares were distributed to the FHCRC, SAB, key employees and its former chairman of the Board of Directors, respectively. As of December 31, 1992, 33,429 undistributed shares reverted back to the contributing shareholders. The shares issued to key employees were subject to forfeiture and cancellation in the event such individuals' employment agreements were terminated. The restrictions on the stock expired in 1996.

  In August 1993, the Company repurchased 60,343 shares of common stock at $0.04179 per share from one of its founders pursuant to a stock repurchase agreement.

 Common Stock Reserved

  A summary of common stock reserved for issuance is as follows as of December
31:

                                                               1996      1995
                                                             --------- ---------
        Series A Preferred Stock...........................  4,341,704 2,727,023
        Stock Options......................................  1,330,009   824,840
        Series B Preferred Stock...........................    443,262        --
        Employee Stock Purchase Plan.......................    285,714        --
        Warrants...........................................     77,907   119,050
                                                             --------- ---------
                                                             6,478,596 3,670,913
                                                             ========= =========

 9.  STOCK OPTIONS AND WARRANTS

 Stock Options

  In 1994, shareholders approved the 1994 Equity Incentive Plan (the "1994 Plan") in replacement of the 1992 Stock Option Plan (the "1992 Plan"). The 1994 Plan provides for (a) the grant of incentive stock options (with terms not to exceed ten years), nonstatutory stock options and stock appreciation rights, (b) the award of stock bonuses, (c) the sale of stock, and (d) any other equity-based or equity-related awards which the Plan Administrator determines to be consistent with the purpose of the 1994 Plan and the interests of the Company.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
 9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

Option-vesting schedules are specified by the Plan Administrator. The number of shares available for future grant under the 1994 Plan is the number of shares of common stock available for issuance under the 1992 Plan at the time of approval of the 1994 Plan (177,993), plus such shares for which options previously granted under the 1992 Plan may expire, terminate, or be canceled. The 1994 Plan also provides for the automatic grant of nonstatutory options to nonemployee directors.

  In May 1995 and April 1996, shareholders approved share increases of 246,887 and 507,143, respectively, in the number of shares reserved for issuance under the 1994 Plan. As of December 31, 1996, the Company had reserved 1,330,009 shares of common stock for issuance under the 1992 and 1994 Plans, of which 488,336 were exercisable at an average price of $11.85 per share, and 121,401 were available for future grant.

  In April 1995, the Board of Directors approved the repricing of outstanding options to $11.725 per share by exchanging such outstanding options for a fewer number of options pursuant to a Black-Scholes formula. Subsequently, options for 434,664 shares, with prices of $17.50 and $31.50 per share, were exchanged for 377,121 options with a price of $11.725 per share. All other terms and conditions of the options remained unchanged. These amounts have been included as granted and canceled options in the summary activity table as shown below. The pro forma net loss under SFAS 123 noted below includes $143,707 and $672,884 in 1996 and 1995, respectively, related to this option repricing.

  A summary of the activity related to the 1992 and 1994 Plans follows:

                                                        SHARES       AVERAGE
                                                         UNDER    EXERCISE PRICE
                                                        OPTION      PER SHARE
                                                       ---------  --------------
   Balance December 31, 1993, unexercised.............   404,692     $20.37
     Granted..........................................    61,970      31.50
     Canceled.........................................   (10,923)     23.14
     Exercised........................................       (79)     17.50
                                                       ---------
   Balance December 31, 1994, unexercised.............   455,660      21.84
     Granted..........................................   815,086      11.725
     Canceled.........................................  (504,499)     21.42
     Exercised........................................    (4,653)     12.11
                                                       ---------
   Balance December 31, 1995, unexercised.............   761,594      11.81
     Granted..........................................   505,923      11.725
     Canceled.........................................   (56,935)     11.83
     Exercised........................................    (1,974)     11.725
                                                       ---------
   Balance December 31, 1996, unexercised............. 1,208,608      11.78
                                                       =========

  The weighted average fair value of options granted during 1996 was $2.34.

  Exercise prices for options outstanding at December 31, 1996 range from $11.725 to $17.50 per share, with an average remaining maximum term of approximately 8.5 years.

  In 1996, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, entities to adopt the fair value of accounting for their stock-based compensation plans. Under this method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Fair value is determined using minimum value option pricing models that take into account (1) the stock price at the grant date, (2) the exercise price, (3) a four-year expected

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) life of the options, (4) no expected dividends, and (5) risk free interest rates ranging from 5.4% to 7.8%, and 5.2% to 6.2%, during 1996 and 1995, respectively, over the expected life of the options. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted with exercise prices equal to or greater than fair value. Although not reflective of the effects of reported net income in future years until the rules of SFAS 123 are applied to all outstanding non vested options, if the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and pro forma net loss per share would have been increased as follows for the years ended December 31:

                                        1996                        1995
                              --------------------------  --------------------------
                              AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                              ------------  ------------  ------------  ------------
     Net loss................ $(13,928,189) $(14,536,137) $(19,992,475) $(20,812,869)
     Historical net loss per
      share.................. $      (2.82) $      (2.94) $      (4.19) $      (4.36)

  Historical net loss per share is computed as described in Note 1.

  In December 1996, the Board of Directors approved the grant of an aggregate of 114,280 ten year fully vested nonstatutory options to non employee directors at an exercise price of $11.725 per share, subject to approval by shareholders at the 1997 Annual Meeting of Shareholders. These options will be recorded as granted upon shareholder approval. The Company will record compensation expense on the date of shareholder approval for the amount by which fair market value at that date exceeds the exercise price.

 Warrants

  During 1995, the Company offered to exchange shares of common stock for outstanding warrants to purchase common stock, issuing 104,569 shares of common stock in exchange for warrants to purchase 443,353 shares of common stock. During 1996, the Company concluded its offer to exchange shares of common stock for outstanding warrants of common stock, issuing 151 shares of common stock in exchange for warrants to purchase 377 shares of common stock.

  A summary of the warrants to purchase common stock which remain outstanding (and for which common stock is reserved for issuance) is as follows as of December 31, 1996:

            SHARES OF
             COMMON                 PRICE PER SHARE OF
              STOCK                    COMMON STOCK                            EXPIRATION
            ---------               ------------------                         ----------
             68,901                       $17.50                                  1997
              7,935                        31.50                                  1998
              1,071                        31.50                                  1999
             ------
             77,907
             ======

 Employee Stock Purchase Plan

  In April 1996 the shareholders approved the adoption of the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A maximum of 285,714 shares of the Company's common stock will be reserved for purchase under the Purchase Plan, under which eligible employees may purchase a limited number of shares of the Company's common stock at 85% of fair market value. As of December 31, 1996, no shares of the Company's common stock have been purchased under the Purchase Plan.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10.  INCOME TAXES

  The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. The standard requires that deferred tax liabilities and assets be adjusted currently for effects of changes in tax laws or rates.

  As of December 31, 1996, the Company had net operating tax loss carryforwards of approximately $70 million and research and development credit carryforwards of approximately $1.8 million. The carryforwards begin to expire in the year 2007. Due to prior rounds of equity financing (see Note 4) and the Company's proposed initial public offering of common stock (see Note 12), the Company has incurred and will incur "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Accordingly, the Company's use of losses incurred through the date of these ownership changes will be limited during the carryforward period. The Company estimates that use of the loss carryforwards would be limited to approximately $8 million per year. To the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The Company's valuation allowance increased $4,785,000, $6,928,000 and $7,332,000 during 1996, 1995 and 1994, respectively. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                           1996        1995
                                                        ----------- -----------
   Deferred tax assets:
     Net operating loss carryforwards.................  $23,914,000 $19,535,000
     Research and development tax credit
      carryforwards...................................    1,752,000   1,667,000
     Accruals on financial statements in excess of tax
      returns.........................................      444,000     301,000
     Depreciation in financial statements in excess of
      tax returns.....................................      327,000     149,000
                                                        ----------- -----------
   Net deferred tax assets............................  $26,437,000 $21,652,000
                                                        =========== ===========
   Valuation allowance for deferred tax assets........  $26,437,000 $21,652,000
                                                        =========== ===========

11.  SIGNIFICANT AGREEMENTS

  On March 7, 1995, the Company and BioChem Therapeutic Inc. ("BioChem"), a wholly owned subsidiary of BioChem Pharma, Inc., signed collaboration and supply agreements (the "BioChem Collaboration Agreement" and the "BioChem Supply Agreement", respectively). The BioChem Collaboration Agreement grants an exclusive license to enable BioChem to seek Canadian regulatory approval for, and to use and sell, the Company's Lisofylline and/or CT-2584 compounds (and compositions thereof) (collectively, the "CTI Compounds") in Canada.

  Under the BioChem Collaboration Agreement, BioChem purchased 7,462.687 shares of Series A Convertible Preferred Stock for $2,500,000 in the Company's third private equity offering. See Note 4. In addition, the Company is entitled to receive payments for each of the CTI Compounds upon the satisfaction of specified product development milestones and royalties on all sales, if any. The BioChem Collaboration Agreement terminates upon the expiration of the last to expire patents covering the CTI Compounds or, absent a patent, upon the tenth anniversary of the first commercial sale of such CTI Compound. The Company recorded milestone payments of $250,000 and $100,000 under the BioChem Collaboration Agreement in 1996 and 1995, respectively.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. SIGNIFICANT AGREEMENTS (CONTINUED)

  Under the BioChem Supply Agreement, the Company is to supply to BioChem the CTI Compounds at a percentage mark-up above cost. The BioChem Supply Agreement terminates 20 years from the date of termination of the BioChem Collaboration Agreement with respect to each of the CTI Compounds.

  In October 1995, the Company purchased all of the intellectual property of Lipomed Corporation ("Lipomed") from its shareholders and expensed the purchase price as in-process research and development expense. The purchase price was $1,155,750 consisting of 98,574 shares of common stock. The agreement also provides for a possible future payment to Lipomed of $100,000 upon the occurrence of certain events.

  In February 1996, the Company entered into an agreement with Schering AG ("Schering") pursuant to which, among other things, the Company and Schering would collaborate in the funding, research, development and commercialization of Lisofylline and CT-2584 on the terms and conditions specified therein. Upon execution of the agreement, Schering paid the Company a $3,000,000 nonrefundable signing fee. The remainder of the agreement was contingent upon Schering finding the clinical trial results and related data from the Company's Phase II bone marrow transplantation ("BMT") trial acceptable within thirty days after its receipt. The Company furnished Schering with this data in late February 1996. On April 2, 1996, after a mutual extension of the thirty-day review period, Schering informed the Company that it did not wish to activate the agreement based on, among other factors, (i) its view that one of the endpoints of the Phase II BMT trial, white blood cell recovery, was not met and (ii) its view that the trial data regarding mortality rate and incidence of serious and fatal infection were difficult to interpret and that, as a result, Schering could not determine that the data was meaningful.

  In November 1996, the Company entered into a collaboration and license agreement with Ortho Biotech Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of Lisofylline. Upon execution of the collaboration agreement, Johnson & Johnson paid to the Company a $5,000,000 nonrefundable license fee. In addition, Johnson & Johnson Development Corporation ("JJDC"), a wholly-owned subsidiary of Johnson & Johnson, purchased 14,925.373 shares of the Company's newly issued Series B Convertible Preferred Stock at $335 per share for an aggregate purchase price of $5,000,000. See Note 4.

  Under the collaboration agreement, the Company will be responsible for development of Lisofylline in the United States. The Company will also be responsible for the manufacture of Lisofylline for development and commercialization purposes until November 1999, and Johnson & Johnson will be responsible for the manufacture of Lisofylline thereafter, unless Johnson & Johnson elects to assume such responsibility prior to such date. Johnson & Johnson has agreed to fund 60% of the Company's budgeted development expenses incurred in connection with obtaining regulatory approval for Lisofylline in the United States. For each of 1997 and 1998 Johnson & Johnson has agreed, subject to certain termination rights, to fund up to $12,000,000 of the Company's budgeted development expenses per year. Any development expenses in excess of such currently budgeted agreed upon amounts will be funded solely by the Company unless otherwise mutually agreed. Johnson & Johnson will be responsible for obtaining regulatory approval for Lisofylline for markets outside of the United States and Canada at its own expense. The Company recorded $870,806 of collaboration agreement revenues related to the reimbursement of development expenses by Johnson & Johnson in 1996.

  The Company and Johnson & Johnson will co-promote Lisofylline in the United States and each will share equally in any resulting operating profits and losses. Although the Company and Johnson & Johnson will co-promote Lisofylline in the United States, Johnson & Johnson will have primary responsibility for commercializing Lisofylline.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
11. SIGNIFICANT AGREEMENTS (CONTINUED)

Johnson & Johnson will have the exclusive right to develop and market Lisofylline, at its own expense, for markets outside of the United States and Canada, subject to specified royalty payments to the Company. The Company will receive additional equity, license, milestone and similar payments under the agreement if certain milestones are achieved in the development and commercialization of Lisofylline.

  The collaboration with Johnson & Johnson initially covers the development of Lisofylline to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by BMT (the "BMT Indication") through December 31, 1998. The collaboration also covers the development of Lisofylline for the treatment of patients with acute myelogeneous leukemia ("AML") undergoing high dose chemotherapy (the "AML Indication") through June 30, 1997. Johnson & Johnson has an option to continue to participate in the development of Lisofylline for the AML Indication following the completion of the Company's ongoing Phase II AML trial. Johnson & Johnson also has certain options to expand the collaboration to include the development of Lisofylline for any other indication for which Lisofylline is being developed by the Company. In the event that Johnson & Johnson exercises any such option, it would be required to fund 60% of the Company's budgeted development expenses incurred in connection with the development of Lisofylline for such indication, including expenses incurred prior to the exercise of such option, and would also be required to pay additional license fees and milestone payments to the Company. Thereafter, any development expenses in excess of the then agreed-upon budgeted amounts for any such additional indication would be funded solely by Johnson & Johnson unless otherwise mutually agreed. If Johnson & Johnson does not exercise such option with respect to any such indication, the Company would be free to develop Lisofylline for such indication either on its own or in collaboration with third parties. Johnson & Johnson also has the option to sponsor research at the Company with respect to discovering compounds structurally related to Lisofylline.

  In connection with the execution of the collaboration agreement, JJDC, a wholly-owned subsidiary of Johnson & Johnson, has granted to the Company an option (the "Johnson & Johnson Option") to sell to JJDC a number of shares of common stock equal to not more than ten percent of the number of shares of common stock sold by the Company at the initial closing of its currently proposed initial public offering, at a price per share equal to the initial public offering price in such proposed offering. See Note 12.

12. SUBSEQUENT EVENTS

 Supply Agreement

  In January 1997, the Company entered into a supply agreement with ChiRex, Ltd. ("ChiRex"), a British manufacturer of pharmaceutical intermediates and active ingredients, for the manufacture and supply of Lisofylline and corresponding intermediate compounds. Under the terms of the agreement, ChiRex will manufacture and supply Lisofylline bulk drug product and a key intermediate compound in sufficient quantities to meet the Company's requirements for ongoing and future clinical trials and commercial requirements during launch and commercialization. The agreement will expire on December 31, 2001, but may be terminated by the Company upon 12 months' written notice prior to such date.

 Initial Public Offering and Related Events

  On March 26, 1997 the Company completed an initial public offering (the "Offering") of 3 million shares of its common stock at an offering price of $10.00 per share, resulting in estimated net proceeds of $27.1 million. Concurrent with the closing of the Offering, the Company sold 300,000 shares of Common Stock to Johnson & Johnson at a price of $10.00 per share, resulting in estimated net proceeds of $3.0 million.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. SUBSEQUENT EVENTS (CONTINUED)

  In connection with the Offering, on March 3, 1997 the Company's shareholders approved a reverse stock split of the outstanding shares of common stock on the basis of one new share of common stock for every three and one-half outstanding shares of common stock. The reverse stock split became effective when an amendment to the Company's Restated Articles of Incorporation was filed with the Secretary of State of the State of Washington on March 14, 1997. All outstanding common and common equivalent shares and per-share amounts in the accompanying financial statements and related notes to financial statements have been retroactively adjusted to give effect to the reverse stock split.

  In addition, upon the closing of Offering, all of the outstanding shares of Series A Convertible Preferred Stock automatically converted into 4,341,704 shares of common stock and all of the outstanding shares of Series B Convertible Preferred Stock automatically converted into 443,262 shares of common stock (in each case after giving effect to certain anti-dilution adjustments of the conversion price as a result of the closing of the Offering at an initial public offering price below $11.725 per share). Unaudited pro forma Series A and Series B Convertible Preferred Stock, Series C Preferred Stock, Common Stock, and Total Shareholders' Equity at December 31, 1996, as adjusted for the conversion of the Series A and Series B Convertible Preferred Stock, are $0, $0, $0, $104,136,364, and $30,053,720, respectively, with no shares of Preferred Stock outstanding, and 9,728,438 shares of Common Stock outstanding.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the Directors and executive officers of cti as of January 31, 1997:

 NAME                               AGE POSITION
 ----                               --- --------
 Max E. Link, Ph.D.(1).............  56 Chairman of the Board of Directors
 James A. Bianco, M.D.(1)..........  40 President, Chief Executive Officer and
                                         Director
 Jack W. Singer, M.D...............  54 Executive Vice President, Research
                                         Program Chairman and Director
 Louis A. Bianco...................  44 Executive Vice President, Finance and
                                         Administration
 Maurice J. Schwarz, Ph.D..........  57 Executive Vice President, Product
                                         Development
 Robert A. Lewis, M.D. ............  51 Executive Vice President, Chief
                                         Scientific Officer
 Susan O. Moore....................  48 Executive Vice President, Human
                                         Resource Development
 Jack M. Anthony...................  50 Executive Vice President, Marketing and
                                         Business Development
 Dalton W. Weekley.................  54 Managing Director, Project Planning and
                                         Controls
 Jack L. Bowman(2).................  64 Director
 Jeremy L. Curnock Cook(1)(2)......  47 Director
 Wilfred E. Jaeger, M.D.(2)(3).....  41 Director
 David W. Martin, Jr., M.D.........  56 Director
 Terrence M. Morris(2)(3)..........  49 Director
 Phillip M. Nudelman, Ph.D.(1)(3)..  61 Director

--------
(1)Member of the Executive Committee.
(2)Member of the Compensation Committee.
(3)Member of the Audit Committee.

  Dr. Link joined the Board of Directors in July 1995 as its Vice Chairman and has served as Chairman of the Board of Directors since January 1996. In addition, Dr. Link has held a number of executive positions with pharmaceutical and healthcare companies. Most recently, he served as Chief Executive Officer of Corange, Limited ("Corange"), from May 1993 until June 1994. Prior to joining Corange, Dr. Link served in a number of positions within Sandoz Pharma Ltd., including Chief Executive Officer from 1990 until April 1992, and Chairman from April 1992 until May 1993. Dr. Link currently serves on the boards of directors of Alexion Pharmaceuticals, Inc., Human Genome Sciences, Inc., Procept, Inc. and Protein Design Labs, Inc. Dr. Link received his Ph.D. in Economics from the University of St. Gallen.

  Dr. Bianco is the principal founder of cti and has been cti's President and Chief Executive Officer since February 1992 and a Director of cti since the Company's inception in September 1991. Prior to joining cti, Dr. Bianco was an Assistant Professor of Medicine at the University of Washington, Seattle, and an Assistant Member in the clinical research division of the Fred Hutchinson Cancer Research Center ("FHCRC"), the world's largest bone marrow transplant center. From 1990 to 1992, Dr. Bianco was the director of the Bone Marrow Transplant Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco received his B.S. degree in Biology and Physics from New York University and his M.D. from Mount Sinai School of Medicine.

  Dr. Singer is a founder and Director of cti and currently serves as cti's Executive Vice President, Research Program Chairman. Dr. Singer has been a Director of cti since the Company's inception in September 1991. From April 1992 to July 1995, Dr. Singer was cti's Executive Vice President, Research and Development. Prior to joining cti, Dr. Singer was Professor of Medicine at the University of Washington and full Member of the FHCRC. From 1975 to 1992, he was the Chief of Medical Oncology at the Veterans Administration Medical Center in Seattle. In addition, from 1978 to 1992, he served as director for the National Transplant Board for the Veterans Administration. Dr. Singer has authored approximately 220 scientific publications in the areas of cell biology, hematopoiesis and BMT. Prior to joining cti, he headed the Growth Factor Research Program at the FHCRC. Dr. Singer received his B.A. degree in Mathematics from Columbia College and his M.D. from State University of New York, Downstate Medical College. His clinical training was performed at the University of Chicago and at the University of Washington.

  Mr. Bianco is a founder of cti and has been cti's Executive Vice President, Finance and Administration since February 1, 1992, and a Director of cti from the Company's inception in September 1991 to April 1992 and from April 1993 to April 1995. From January 1989 through January 1992, Mr. Bianco was a Vice President at Deutsche Bank Capital Corporation in charge of risk management. Mr. Bianco is a Certified Public Accountant and received his M.B.A. from New York University.

  Dr. Schwarz has been cti's Executive Vice President, Product Development since May 1994. Dr. Schwarz held a variety of product development positions at Ciba-Geigy for 26 years prior to joining cti, most recently as Vice President of Pharmaceutical and Analytical Development and Chairman of the Development Operations Board at Ciba-Geigy Pharmaceuticals Division. Dr. Schwarz received his B.A. and Ph.D. degrees in chemistry from the University of Oregon.

  Dr. Lewis has been cti's Executive Vice President, Chief Scientific Officer since April 1996. From September 1994 to May 1995, Dr. Lewis was Senior Vice President and Director, Preclinical Research and Development at Syntex-Roche ("Syntex"). From February 1992 to September 1994, he was President, Discovery Research at Syntex. From February 1986 to February 1992, he held various Senior and Executive Vice Presidential offices at Syntex. While at Syntex, he held associate professorships at Stanford University and at the University of California, San Francisco, where he also held an adjunct professorship from 1992 to 1994. Prior to joining Syntex, Dr. Lewis was an Associate Professor of Medicine at Harvard Medical School. Dr. Lewis received his M.D. from the University of Rochester and B.S. degree in chemistry from Yale University.

  Ms. Moore has been cti's Executive Vice President, Human Resource Development since July 1995. From March 1993 to July 1995, Ms. Moore was cti's Vice President of Human Resources. Prior to joining cti, Ms. Moore was self-employed as a compensation consultant. From 1991 to December 1992, Ms. Moore was the Director of Human Resources of ICOS Corporation, a biotechnology company.

  Mr. Anthony has been cti's Executive Vice President, Marketing and Business Development since January 1997. From April 1996 to January 1997, Mr. Anthony was cti's Vice President of Marketing and Business Development. Prior to joining cti, Mr. Anthony was Vice President of Marketing and Business Development at Inhale Therapeutic Systems, a drug delivery company, from October 1994 to April 1996. From August 1989 to October 1994, he was Vice President of Marketing and Business Development of Applied Immune Sciences
(AIS), a cell and gene therapy concern. From 1973 to 1989, Mr. Anthony held various executive management positions at Baxter Healthcare Corporation, lastly as Vice President, Blood Therapy Group.

  Mr. Weekley has been cti's Managing Director, Project Planning and Controls since July 1995. From April 1994 to July 1995, Mr. Weekley was cti's Director of Planning Support Services. Prior to joining cti, he was an Executive Director/Senior Consultant of Milestone Computing, Inc., a management consulting firm.

  Mr. Bowman has been a Director of cti since April 1995. From 1987 until January 1994, Mr. Bowman was a company group chairman at Johnson & Johnson, having primary responsibility for a group of companies in the diagnostic, blood glucose monitoring and pharmaceutical businesses. From 1980 to 1987, Mr. Bowman held various positions at American Cyanamid Company, most recently as Executive Vice President. Mr. Bowman was a member of the Board of Trustees of The Johns Hopkins University and serves on the Board of Directors of NeoRx Corporation, CytRx Corporation, PharmaGenics, Inc. and Cellegy Pharmaceuticals, Inc.

  Mr. Curnock Cook has been a Director of cti since March 1995. Mr. Curnock Cook has been a director of the Bioscience Unit of Rothschild Asset Management Limited since 1987. He is a director of several British companies, including The International Biotechnology Trust, plc, Biocompatibles International, plc, Therexsys, Ltd. and Vanguard Medica Group, plc. He also serves on the Boards of Directors of Creative Biomolecules, Inc., Targeted Genetics, Corp., Sugen Inc. and Ribozyme Pharmaceuticals, Inc. in the United States.

  Dr. Jaeger has been a Director of cti since September 1992. Dr. Jaeger is a founding general partner of Three Arch Partners, a venture capital firm which focuses on health care investments. Prior to joining Three Arch Partners in 1993, he was a partner at Schroder Venture Advisers (presently named Collinson Howe Venture Partners) and The Phoenix Partners. Dr. Jaeger received his M.D. from the University of British Columbia in Vancouver, B.C., Canada, in 1981. He practiced medicine for six years before earning an M.B.A. from Stanford University. Dr. Jaeger is also a director of Intensiva Healthcare Corporation and several privately held companies.

  Dr. Martin has been a Director of cti since July 1995. From April 1995 to November 1996, Dr. Martin was President and a director, and from January 1996 to November 1996 he was also Chief Executive Officer, of Lynx Therapeutics, Inc. From January 1994 to April 1995, he was President of Chiron Therapeutics and a Senior Vice President of Chiron Corporation. From 1991 through 1993, he was an Executive Vice President of the DuPont Merck Pharmaceutical Company. From 1982 to 1990, Dr. Martin held various positions at Genentech, Inc., most recently as Senior Vice President Research and Development. He is currently a director of Varian Associates, Inc.

  Mr. Morris has been a Director of cti since July 1995. He is the Chief Executive Officer of T. Morris & Company (d/b/a Morningside Ventures), which advises Kummell Investments Limited, an international investment concern based in Hong Kong, on its private venture capital portfolio. Mr. Morris has served as Chief Executive Officer of Morningside Ventures since 1991. His previous positions include product line manager at Baxter Healthcare Corporation and strategy consultant with the Boston Consulting Group. Mr. Morris is a director of several privately held companies.

  Dr. Nudelman has been a Director of cti since March 1994. Since 1990 Dr. Nudelman has been the President and Chief Executive Officer of Group Health Cooperative of Puget Sound, a health maintenance organization. Dr. Nudelman received his B.S. degree in Microbiology, Zoology and Pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in Health Systems Management from Pacific Western University. Dr. Nudelman is a member of the American Hospital Association House of Delegates, Regional Policy Board, and chairs the Governing Counsel for Health Care Systems. Dr. Nudelman serves on the Boards of Directors of Advanced Technology Laboratories, Inc., SpaceLabs Medical, Inc., Cytran Ltd. and Intensiva Healthcare Corporation.

  The Board of Directors of cti is divided into three approximately equal classes of Directors serving staggered three-year terms and until their successors are elected and qualified. As a result, approximately one-third of the total number of Directors will be elected every year. The current terms of Drs. Bianco, Singer and Jaeger expire in 1997; the current terms of Dr. Nudelman and Mr. Bowman expire in 1998; the current term of Mr. Curnock Cook expires in 1998 or, if earlier, the first annual meeting following the conversion of the Series A Convertible Preferred Stock in accordance with its terms; and the current terms of Drs. Link and Martin and Mr. Morris expire in 1999. Executive officers of cti serve at the discretion of the Board of Directors. Under cti's Bylaws, the number of Directors constituting the entire Board of Directors may be decreased or increased by majority action of either the Board of Directors or the shareholders, but no decrease in the number of Directors may have the effect of shortening the term of any incumbent Director. Currently, the Board of Directors has fixed the number of Directors at nine. James A. Bianco and Louis A. Bianco are brothers. Mr. Curnock Cook was elected as a Director by the holders of the Series A Convertible Preferred Stock, who are entitled to vote as a separate class to elect one Director to the Board of Directors. See "Item 13.--Certain Relationships and Related Transactions."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company does prepare Section 16(a) forms on behalf of its officers and Directors based on the information provided by them.

  Based solely on review of this information, or written representations from reporting persons that no other reports were required, the Company believes that, during the 1996 fiscal year, all Section 16(a) filing requirements applicable to its officer, Directors and greater than ten percent beneficial owners were complied with, other than one late Form 3 that was filed after Jack M. Anthony became a Section 16(a) reporting person.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth all compensation paid for the years ended December 31, 1995 and 1996 to the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at December 31, 1996 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                ANNUAL COMPENSATION          AWARDS(1)
                                         ---------------------------------- ------------
                                                                  OTHER      SECURITIES      ALL
                                                                 ANNUAL      UNDERLYING     OTHER
NAME AND                                                         COMPEN-      OPTIONS/     COMPEN-
PRINCIPAL POSITION               YEAR    SALARY ($) BONUS ($) SATION ($)(2)   SARS (#)    SATION ($)
------------------               ----    ---------- --------- ------------- ------------  ----------  ---
James A. Bianco, M.D............ 1996     358,032    27,475         --         85,714       72,223(4)
President and Chief              1995     315,984       --          --        137,955(3)     7,402(5)
 Executive Officer
Jack W. Singer, M.D. ........... 1996     248,976       --          --         28,571       10,524(5)
Executive Vice President,        1995     248,976       --          --         20,957(3)     9,762(5)
 Research Program Chairman
Louis A. Bianco................. 1996     263,088    10,000         --         21,428       55,367(4)
Executive Vice President,        1995     232,195       --          --         55,098(3)     6,772(5)
 Finance and Administration
Maurice J. Schwarz, Ph.D........ 1996     187,500    12,936         --         28,571       65,619(6)
Executive Vice President,        1995     187,500       --        8,200(6)     28,571(3)    45,802(6)
 Product Development
Robert A. Lewis, M.D............ 1996(7)  181,512       --        6,964(7)     67,142       26,144(7)
Executive Vice President,
 Chief Scientific Officer

--------
(1) The Company did not make any long-term incentive plan payments to any of the Named Executive Officers in 1995 and 1996.
(2) Other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for the applicable year.
(3) In April 1995, the Board of Directors approved the repricing of outstanding options to $11.725 per share by exchanging such outstanding options for a fewer number of options pursuant to a Black-Scholes formula. All other terms and conditions of the options remained unchanged. Grants for the year ended December 31, 1995 include options which were initially granted in prior years and have been repriced and exchanged for a fewer number of options in 1995 as follows: Dr. Bianco, 64,285 options were repriced and exchanged for 57,857 options; Dr. Singer, 14,285 options were repriced and exchanged for 12,857 options; Mr. Bianco, 42,857 options were repriced and exchanged for 36,428 options; and Dr. Schwarz, 21,428 options were repriced and exchanged for 17,142 options.
(4) All other compensation represents payment of unused sick leave for Dr. Bianco and Mr. Bianco accrued during 1992, 1993 and 1994, pursuant to the terms of their employment agreements then in effect, aggregating $64,526 and $47,415, respectively, and reimbursement for long-term disability insurance premiums of $7,697 and $7,952, respectively.

(5) Represents reimbursement for long-term disability insurance premiums.
(6) All other compensation includes the amount of loan principal and interest forgiven in 1995 and 1996 of $42,210 and $60,789, respectively, in connection with Dr. Schwarz's relocation to the Seattle area and $3,592 and $4,830 of relocation expenses which were reimbursed in 1995 and 1996, respectively. Other annual compensation represents amounts reimbursed for the payment of income taxes on the reimbursement of Dr. Schwarz's relocation expenses in 1994. See "--Employment Agreements."
(7) Includes compensation for employment beginning on April 1, 1996, the date on which Dr. Lewis joined the Company as Executive Vice President, Chief Scientific Officer. All other compensation represents reimbursement of relocation expenses. Other annual compensation represents amounts reimbursed for the payment of income taxes on the reimbursement of Dr. Lewis' relocation expenses.

  The following table sets forth for each of the Named Executive Officers the number of options granted during the year ended December 31, 1996 and the potential realizable value of such grants:

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                      INDIVIDUAL GRANTS
                         --------------------------------------------
                                                                      POTENTIAL REALIZABLE
                                                                        VALUE AT ASSUMED
                                     % OF TOTAL                           ANNUAL RATES
                          NUMBER OF   OPTIONS                            OF STOCK PRICE
                         SECURITIES  GRANTED TO                         APPRECIATION FOR
                         UNDERLYING  EMPLOYEES   EXERCISE                OPTION TERM(3)
                           OPTIONS   IN FISCAL    PRICE    EXPIRATION ---------------------
NAME                     GRANTED (1)  YEAR (%)  ($/SH) (2)    DATE     5% ($)     10% ($)
----                     ----------- ---------- ---------- ---------- --------- -----------
James A. Bianco, M.D....   85,714       18.1%    $11.725    11/19/06  $ 632,141 $ 1,601,995
Jack W. Singer, M.D.....   28,571        6.0%     11.725    11/07/06    210,711     533,992
Louis A. Bianco.........   21,428        4.5%     11.725    11/07/06    158,032     400,489
Maurice J. Schwarz,
 Ph.D...................   28,571        6.0%     11.725    11/07/06    210,711     533,992
Robert A. Lewis, M.D....    2,857          *      11.725    03/29/06     21,070      53,397
                           42,857        9.0%     11.725    04/01/06    316,070     800,997
                           21,428        4.5%     11.725    11/07/06    158,032     400,489

--------
 * Less than one percent.
(1) Options were granted under the 1994 Equity Incentive Plan (the "1994
    Plan").
(2) Stock options were granted at an exercise price equal to 100% of the estimated fair value of the Common Stock, as determined by the Board of Directors on the date of grant.
(3) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in this table will be achieved.

  The following table sets forth for each of the Named Executive Officers, the fiscal year-end number and value of unexercised options. No options were exercised by any of the Named Executive Officers during 1996.

 AGGREGATED OPTION EXERCISES IN LATEST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                           NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                UNDERLYING           IN-THE-MONEY OPTIONS
                          UNEXERCISED OPTIONS AT      AT FISCAL YEAR-END
                            FISCAL YEAR-END (#)           1996 ($)(1)
                         ------------------------- -------------------------
NAME                     EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------- ------------- ----------- -------------
James A. Bianco, M.D....   85,574       138,095        $ 0          $ 0
Jack W. Singer, M.D.....   16,195        33,333          0            0
Louis A. Bianco.........   43,669        32,857          0            0
Maurice J. Schwarz,
 Ph.D...................   15,238        41,904          0            0
Robert A. Lewis, M.D....    2,857        64,285          0            0

--------
(1) Based on the estimated fair value of the underlying securities at December 31, 1996, the fiscal year end, no options were "in-the-money."

COMPENSATION OF DIRECTORS

  Directors who are also employees of the Company are not paid an annual retainer nor compensated for serving on the Board. Non-employee Directors are paid $2,000 per meeting of the Board or committees, up to a maximum of $10,000 per Director each calendar year. All Directors are reimbursed for their expenses incurred in attending Board meetings. In addition, each non-employee Director is entitled to certain automatic option grants under the 1994 Plan. See "--Stock Option Plans."

  In December 1996, the Board approved the grant to each non-employee Director of a 10-year, fully-vested nonstatutory stock option to purchase 14,285 shares of Common Stock, other than Dr. Link, who was granted a 10-year, fully-vested nonstatutory stock option to purchase 28,570 shares of Common Stock. Such option grants will not be effective until approved by the shareholders at the 1997 Annual Meeting of Shareholders. The exercise price of such options is $11.725. The Board also formally eliminated a $10,000 annual cash retainer for non-employee Directors which had been previous company policy. See Note 9 of Notes to Consolidated Financial Statements appearing at Item 8 of this Report.

EMPLOYMENT AGREEMENTS

  Dr. Bianco, President and Chief Executive Officer, entered into an employment agreement with cti, effective December 17, 1996 which agreement will expire on December 31, 1999. The agreement provides that Dr. Bianco would receive a base salary at an annual rate of $393,835 in 1997 or such greater amount as the Board of Directors shall determine. The agreement provides that, in the event that cti terminates Dr. Bianco's employment without cause or Dr. Bianco terminates his employment for cause, cti shall at such time pay
Dr. Bianco an amount equal to twenty-four months' base salary, all of Dr. Bianco's stock options in cti shall immediately become vested and cti shall continue to provide certain benefits through the term of the agreement. The agreement also provides for the forgiveness over the term of the agreement of certain indebtedness of Dr. Bianco to cti. See "Item 13.--Certain Relationships and Related Transactions." In addition, the agreement provides that Dr. Bianco is entitled to four weeks of paid vacation per year and that any unused vacation time shall be paid in cash upon the termination of Dr. Bianco's employment for any reason or at such earlier time as required to avoid forfeiture of accrued but unused vacation time. The employment agreement restricts Dr. Bianco from competing with cti for the term of the agreement and for two years after termination of his employment with cti, unless cti shall have terminated Dr. Bianco's employment without cause or Dr. Bianco shall have terminated his employment for cause. The agreement also provides that, in the event a "Change in Ownership" (as defined in Dr. Bianco's employment contract) occurs, then all stock options of Dr. Bianco shall immediately become vested.

  Mr. Bianco, Executive Vice President, Finance and Administration, entered into a three-year employment agreement with cti, effective February 1, 1992, which agreement was extended for an additional three-year period to expire on January 31, 1998 by a letter agreement dated May 27, 1994. Effective January 1, 1997, cti's Board of Directors increased Mr. Bianco's annual base salary to $298,080. His employment agreement provides that this base salary is subject to annual increases in proportion to increases in the CPI, plus 10% of the CPI-adjusted annual base salary, or such greater amount as the Board of Directors shall determine. The agreement provides that, in the event that cti terminates Mr. Bianco's employment without cause or Mr. Bianco terminates his employment for cause, cti shall at such time pay Mr. Bianco an amount equal to the total base salary otherwise payable through the expiration of the term of the agreement or six months' base salary, whichever is greater, and shall continue to provide certain benefits through the term of the agreement. The agreement also provides that Mr. Bianco is entitled to four weeks of paid vacation per year and that any unused vacation time and sick leave shall be paid in cash upon the termination of Mr. Bianco's employment for any reason.

  Dr. Schwarz, Executive Vice President, Product Development, entered into a two-year employment agreement with cti effective May 2, 1994, which is renewable automatically for successive one-year terms subject to certain termination provisions contained in the agreement. The agreement provides that Dr. Schwarz initially would receive an annual base salary of $187,500, subject to periodic increases based on performance. In the event cti terminates Dr. Schwarz's employment without cause, cti shall pay Dr. Schwarz such amounts owing for the remaining term of the agreement. The agreement further provides that in connection with his relocation to the Seattle area, Dr. Schwarz be reimbursed for capital loss on the sale of his former residence in the form of a forgivable loan in an amount not to exceed $150,000. The loan shall be forgiven in three annual installments, subject to Dr. Schwarz's continued employment with cti, with any unforgiven portion becoming immediately due and payable within three months of any termination of Dr. Schwarz's employment.

  Dr. Lewis, Executive Vice President, Chief Scientific Officer, has a two-year severance agreement with cti, effective April 1, 1996. The agreement provides that, in the event that Dr. Lewis is terminated by cti without cause or that Dr. Lewis terminates his employment for good reason, cti shall continue to pay Dr. Lewis his monthly base salary and benefits through the expiration of the term of the agreement. The inventions and proprietary information agreement restricts Dr. Lewis from competing with cti for two years after his termination of employment with cti.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the last completed fiscal year, the Compensation Committee consisted of Dr. Jaeger and Messrs. Curnock Cook and Bowman. None of these individuals was at any time during the last completed fiscal year, or at any other time, an officer or employee of the Company. At the 1996 Annual Meeting of Shareholders, Mr. Curnock Cook was elected as a Director by the holders of the outstanding shares of Convertible Preferred Stock voting as a separate class. In September 1996, The International Biotechnology Trust plc ("IBT"), which is an affiliate of Mr. Curnock Cook and Rothschild Asset Management Limited, purchased 14,925.373 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $5.0 million. In March 1997, Biotechnology Investments Limited, which is an affiliate of IBT and Rothschild, purchased 250,000 shares of Common Stock in the Company's initial public offering for an aggregate purchase price of $2.5 million. See "Item 13.--Certain Relationships and Related Transactions."

STOCK OPTION PLANS

  In January 1994 the Board of Directors adopted, and in February 1994 the shareholders of the Company approved, the Company's 1994 Equity Incentive Plan (the "1994 Plan"). A total of 582,685 shares of Common Stock were initially reserved for issuance under the 1994 Plan and a predecessor plan, the Company's 1992 Stock Option Plan (the "1992 Plan"). In May 1995 and April 1996 the shareholders of the Company approved the adoption of amendments to the 1994 Plan to increase the aggregate number of shares authorized for issuance thereunder by 246,887 shares and 507,143 shares, respectively, bringing the total number of shares reserved under the 1994 Plan to 1,336,715 shares of Common Stock. As of December 31, 1996, 6,706 options have been exercised, 10-year options to purchase 1,208,608 shares were granted and outstanding, and options to purchase 121,401 shares of Common Stock remained available for future grants under the 1994 Plan.

  The 1994 Plan provides for (i) the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs") and stock appreciation rights ("SARs"), (ii) the award of stock bonuses (iii) the sale of stock, and (iv) any other equity-based or equity-related awards which the plan administrator determines to be consistent with the purpose of the 1994 Plan and the interests of the Company to employees (including officers) and independent consultants. The 1994 Plan also provides for the automatic grant of NSOs to non-employee Directors pursuant to the formula described below. The 1994 Plan supersedes the 1992 Plan, pursuant to which the Board of Directors was authorized to issue ISOs and NSOs upon terms and conditions similar to the 1994 Plan. Options granted under the 1992 Plan remain valid under the terms of the 1992 Plan. The number of shares available for future grants under the 1994 Plan will be increased by the number of shares for which options granted under the 1992 Plan expire, terminate or are canceled.

  The 1994 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee determines the persons to whom awards will be made, the exercise or purchase price of each award, the number of shares to be covered by each option, the term of each option, the times at which each award may be exercised, and whether each option granted under the 1994 Plan is an ISO or a NSO. The exercise price of ISOs and NSOs granted by the Committee must be at least 100% of the fair market value of the underlying shares on the date of the grant, except that the exercise price of ISOs granted to an optionee holding more than 10% of the combined voting power of all classes of the Company's stock ("10% Shareholders") must be at least 110% of the fair market value of the underlying shares on the date of the grant. The Committee sets the vesting schedule for and the term of options granted under the 1994 Plan, subject to the limitations that (i) options granted to Directors and officers of the Company may not be exercised within six months after the grant thereof, (ii) the term of ISOs may not exceed 10 years and
(iii) the term of ISOs granted to 10% Shareholders may not exceed five years. The Committee may also advance the lapse of any waiting period, accelerate any exercise date, waive or modify any restriction with respect to an award or give an employee an election to surrender an existing award in exchange for the grant of a new award.

  Options granted under the 1994 Plan are nontransferable. In the event of the death or other termination of an optionee's employment with the Company, the 1994 Plan provides that the optionee's options may be exercised for a period of three months to one year thereafter. The 1994 Plan also provides that upon any termination of employment, the Committee may extend the exercise period for any period up to the expiration date of the option and may increase the portion of the option that is exercisable.

  The purchase price for shares of Common Stock purchased on exercise of options granted under the 1994 Plan must be paid in cash, including cash that may be the proceeds of a loan from the Company or, with the consent of the Committee, in whole or in part in shares of Common Stock of the Company. With the consent of the Committee, an optionee may request the Company to apply the shares to be received on exercise of a portion of an option to satisfy the exercise price for additional portions of the option.

  Under the 1994 Plan, each non-employee Director is automatically granted a 10-year, fully vested nonstatutory stock option to purchase 2,857 shares of Common Stock upon his or her election to the Board of Directors for the first time. In addition, each non-employee Director is automatically granted a 10-year, fully vested nonstatutory stock option to purchase 1,904 shares of Common Stock on each anniversary of his or her immediately preceding election to the Board of Directors. The exercise price of such options is 100% of the fair market value of the shares of Common Stock on the date of grant.

  The Committee may grant SARs either alone or in connection with a stock option. An SAR entitles the holder to payment from the Company of an amount equal to the excess, on the date of exercise, of the fair market value of one share over its fair market value on the date of grant (or, if granted in connection with an option, the exercise price per share under the option to which the SAR relates), multiplied by the number of shares covered by the portion of the SAR or option that is surrendered. The Committee may also award stock bonuses or issue shares for consideration subject to such terms, conditions and restrictions as the Committee may determine, including restrictions concerning transferability and forfeiture of the shares awarded. No cash consideration will be paid in connection with SARs and stock bonuses other than tax withholding amounts. Where shares are issued for consideration, such consideration may not be less than 75% of the fair market value of the shares on the date of issuance.

  The 1994 Plan provides for automatic acceleration of the vesting of options and SARs granted under the 1994 Plan if a merger, consolidation, reorganization, plan of exchange or liquidation results in the Company's shareholders receiving cash, stock or other property in exchange for their shares, except as specified below. Option holders will have the right during the 30-day period immediately prior to any such event to exercise their options or SARs without any limitation on exercisability. The 1994 Plan requires the purchase of options and SARs granted to officers or Directors following the expiration of the required six-month holding period. The 1994 Plan provides that, if the Company's shareholders receive stock of another corporation in exchange for shares of the Company in any merger, consolidation, reorganization or plan of exchange, all options granted under the 1994 Plan will be converted into options to purchase shares of the stock of the other corporation and all SARs will be converted into SARs measured by the stock of the other corporation. The 1994 Plan also allows the Committee to accelerate the vesting of the options and SARs granted under the 1994 Plan and to grant the option holders a 30 day period prior to such event to exercise their options or SARs, as provided above.

  The 1994 Plan also allows the Committee to accelerate the vesting of all options and SARs granted thereunder (including options and SARs granted to officers and Directors in the six months prior to such event) upon the occurrence of a "Change in Control." A "Change in Control" is defined as (a) the acquisition, directly or indirectly, by any individual, entity or group of beneficial ownership of securities representing 50.1% or more of either the then outstanding shares of Common Stock or the combined voting power in the election of Directors of then outstanding voting securities of the Company,
(b) individuals who, as of the effective date of the 1994 Plan, constitute the Board of Directors (the "Incumbent Board") (including any individual whose subsequent election or nomination was approved by a vote of at least a majority of the Directors then comprising the Incumbent Board) cease for any reason to constitute at least a majority of the Board of Directors or (c) approval by the shareholders of the Company of certain reorganizations, mergers or consolidations, or of certain liquidations, dissolutions or dispositions of all or substantially all of the assets of the Company.

  The Committee may make awards under the 1994 Plan that have terms and conditions that vary from those specified in the 1994 Plan when such awards are granted in substitution for, or in connection with the assumption of, existing awards made by another corporation and assumed or otherwise agreed to be provided for by the Company in connection with a corporate merger or other similar transaction to which the Company or an affiliated company is a party. The Committee may also specify the terms and provisions of other equity-based or equity-related awards not described in the 1994 Plan which the Committee determines to be consistent with the purpose of the 1994 and the interests of the Company.

  The 1994 Plan may be amended by the Board of Directors at any time and will terminate on January 1, 2004 unless terminated earlier by the Board of Directors. No options may be granted after the termination of the 1994 Plan. However, options granted under the 1994 Plan will remain valid under the 1994 Plan until their respective expiration dates.

  As of December 31, 1996, the 10-year options to purchase 1,208,608 shares of Common Stock which are outstanding pursuant to the 1992 Plan and the 1994 Plan were granted to 144 employees (excluding executive officers), consultants and Directors, and generally vest in equal annual installments on the first three or four anniversaries of the date of grant. In April 1995 the Board of Directors approved the repricing of outstanding options to $11.725 per share by offering to exchange such outstanding options for a fewer number of options pursuant to a Black-Scholes formula. Subsequently, options for 434,664 shares, with initial exercise prices of $17.50 and $31.50 per share, were exchanged for 377,121 options with a price of $11.725 per share. All other terms and conditions of the options remained unchanged.

EMPLOYEE STOCK PURCHASE PLAN

  In March 1996 the Board of Directors adopted, and in April 1996 the shareholders of the Company approved, the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is intended to encourage ownership of the Company's Common Stock by employees of the Company and to provide additional incentive for the employees to promote the success of the business of the Company. A maximum of 285,714 shares of Common Stock have been reserved for purchase under the Purchase Plan. As of December 31, 1996, no options to purchase shares of Common Stock have been granted and no shares of Common Stock have been purchased under the Purchase Plan.

  Employees of the Company or any of its subsidiaries who customarily work more than twenty hours per week and more than five months per calendar year, and who have been employed by the Company or any of its subsidiaries for at least one year may participate in the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Purchase Plan provides for the automatic grant of options to purchase shares of Common Stock ("Options"). The Options are granted on the first day of an offering period, which lasts approximately six months. Payroll deductions are accumulated in an account for each participant, based on the amounts specified by the participant in an enrollment form. At the end of the offering period, the participant's account balance is used to purchase shares of Common Stock pursuant to the Option. The purchase price of shares of Common Stock under an Option will equal 85% of the average of the fair market value of the shares at the beginning and at the end of the offering period. Options may not be assigned or transferred. No participant may purchase shares having a fair market value exceeding $25,000 in any calendar year. A participant may withdraw from an offering period at any time without affecting his or her eligibility to participate in future offering periods.

  There are no tax consequences to either the participant or the Company when the Option is issued. When shares are issued upon the exercise of the Option, there are no tax consequences to the participant (except to the extent any excess in the fair market value of the Common Stock over the exercise price constitutes a tax preference item which requires payment of the alternative minimum tax) or the Company. A participant's Option will terminate and his or her accumulated account balance will be returned if such participant ceases to be employed by the Company.

  If a participant disposes of shares purchased under the Purchase Plan at least two years after the first day of the applicable offering period and at least one year after the date of purchase, the participants will recognize ordinary income in the year of disposition equal to the amount of the discount. The amount of ordinary income recognized by a participant will be added to the participant's basis in the shares. Any additional gain recognized upon the disposition will be long-term capital gain. The Company will not generally be entitled to a deduction if the participant complies with these holding periods.

  If a participant disposes of shares purchased under the Purchase Plan within two years from the first day of the applicable offering period or within one year from the date of purchase (a "disqualifying disposition"), the participant will recognize ordinary income in the year of such disposition equal to the amount by which the fair market value of the shares on the date the shares were purchased exceeded the purchase price. The amount of ordinary income will be added to the participant's basis in the shares, and any additional gain or resulting loss recognized on the disposition of the shares will be a capital gain or loss. The Company will be entitled to a deduction in the year of the disqualifying disposition equal to the amount of ordinary income recognized by the participant as a result of the disposition.

  The Purchase Plan provides that in the event of a "Change in Control," the Committee will either provide for the immediate exercise of the Options to the extent of accumulated payroll balances or provide for a successor to adopt the Purchase Plan. For purposes of the Purchase Plan, events constituting a "Change in Control" are (i) the direct or indirect sale or exchange by the shareholders of the Company of all or substantially all of the shares of Common Stock of the Company where the shareholders of the Company before the sale or exchange do not retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the Company, (ii) a merger in which the shareholders of the Company before such merger do not retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the Company or (iii) the sale, exchange or transfer of all or substantially all of the Company's assets. The Board of Directors may terminate or amend the Purchase Plan at any time. No termination of or amendment to the Purchase Plan may materially adversely affect the rights of a participant in the Purchase Plan without such participant's consent.

  In the event any change is made to the stock issuable under the Purchase Plan by reason of any stock split, stock dividend, combination of shares or recapitalization, appropriate adjustment will be made to the share reserve of the Purchase Plan and the number of shares that a participant may purchase with respect to an Option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of Common Stock, as of March 28, 1997 by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each of the Company's Directors and the Named Executive Officers and (iii) all Directors and executive officers as a group:

                                              NUMBER OF SHARES     PERCENTAGE
   NAME AND ADDRESS OF BENEFICIAL OWNER    BENEFICIALLY OWNED (1) OWNERSHIP (1)
   ------------------------------------    ---------------------- -------------
The International Biotechnology Trust plc        1,358,156            10.42%
 (2) .....................................
 c/o Rothschild Asset Management Limited
 Five Arrows House
 St. Swithen's Lane
 London, England EC4N 8NR
Kummell Investments Limited (3)...........       1,287,456             9.88
 922 Europort
 Gibraltar
LGT Capital...............................       1,000,000             7.68
 50 California Street, 27th Floor
 San Francisco, CA 94104
Collinson Howe Venture Partners (4).......         948,800             7.28
 1055 Washington Boulevard
 Stamford, CT 06901
Biotechnology Investment Group, L.L.C.             815,755             6.26
 (5)......................................
 c/o Collinson Howe Venture Partners
 1055 Washington Boulevard
 Stamford, CT 06901
Johnson & Johnson Development Corporation          743,262             5.70
 .........................................
 One Johnson & Johnson Plaza
 New Brunswick, NJ 08933
The Phoenix Partners (6)..................         724,592             5.56
 1000 Second Avenue, Suite 3600
 Seattle, WA 98104
James A. Bianco, M.D.** (7)...............         359,232             2.74
Jack L. Bowman** (8)......................           6,666                *
Jeremy L. Curnock Cook** (9)..............       1,364,822            10.47
Wilfred E. Jaeger, M.D.** (10)............           6,476                *
Max E. Link, Ph.D.** (11).................          10,476                *
David W. Martin Jr., M.D.** (12)..........           4,762                *
Terrence M. Morris** (13).................           4,762                *
Phillip M. Nudelman, Ph.D.** (14).........           6,095                *
Jack W. Singer, M.D.** (15)...............         215,944             1.66
Louis A. Bianco (16)......................         146,179             1.12
Maurice J. Schwarz, Ph.D. (17)............          15,238                *
Robert A. Lewis, M.D. (18)................           2,857                *
All Directors and executive officers as a
 group
 (15 persons) (19)........................       2,171,461            16.39

--------
  * Less than 1%
  ** Denotes Director of the Company
 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 1997, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

 (2) Consists of 1,108,156 shares of Common Stock beneficially owned by The International Biotechnology Trust plc, a company formed under the laws of England ("IBT") managed by Rothschild Asset Management Limited ("Rothschild") and 250,000 shares of Common Stock beneficially owned by Biotechnology Investments Limited ("BIL"). Rothschild has or shares voting and investment power with respect to the shares held by IBT and may be deemed to be the beneficial owner of such shares. Rothschild, as advisor to BIL and to Rothschild Asset Management (C.I.) Limited ("Rothschild CI"), which is the manager of BIL, has or shares voting and investment power with respect to the shares held by BIL and may be deemed to be the beneficial owner of such shares. Mr. Curnock Cook is a director of IBT and Rothschild, and may be deemed to be the beneficial owner of any shares beneficially owned by each of IBT, Rothschild and BIL.
     Mr. Curnock Cook disclaims beneficial ownership of shares beneficially owned by IBT, Rothschild and BIL except to the extent of his proportionate interest therein. See footnote (9) below.
 (3) Mr. Morris is the Chief Executive Officer of Morningside Ventures, which advises Kummell Investments Limited ("Kummell") on its private venture capital portfolio. Mr. Morris does not have or share voting or investment power with respect to the shares held by Kummell. See footnote (13) below.
 (4) Collinson Howe Venture Partners ("CHVP") is a venture capital investment management firm which is the managing member of Biotechnology Investment Group, L.L.C., a Delaware limited liability company ("BIG"), and is the investment advisor to Schroder Ventures Limited Partnership ("SVLP"), Schroder Ventures U.S. Trust ("SVUST") and Schroders Incorporated ("SI"). As such, CHVP has or shares voting and investment power with respect to the shares held by BIG, SVLP, SVUST and SI and may be deemed to be the beneficial owner of such shares. The shares listed above consist of (i) 815,755 shares of Common Stock held by BIG, 66,991 shares of Common Stock held by SVLP, 16,748 shares of Common Stock held by SVUST and 36,449 shares of Common Stock held by SI, and (ii) an additional 8,229, 2,057 and 2,571 shares of Common Stock issuable upon exercise of options beneficially owned by SVLP, SVUST and SI, respectively, pursuant to an agreement with Dr. Jaeger. See footnotes (5) and (10) below.
 (5) BIG is a limited liability company which was created to acquire, hold, protect, manage and dispose of equity, debt and derivative securities of biotechnology and other companies. 771,429 of the shares of Common Stock held by BIG were acquired in January 1995 from The Edward Blech Trust ("EBT"). The sole beneficiary of EBT is the minor child of David Blech, a founder, former director and shareholder of the Company. The present members of BIG are (i) the managing member, CHVP, an investment management firm of which Jeffrey J. Collinson is President, sole director and majority shareholder, (ii) EBT, and (iii) Wilmington Trust Company ("WTC"), as voting trustee under a voting trust agreement (the "Voting Trust Agreement") among WTC, BIG and BIO Holdings L.L.C. ("Holdings"). The managing member of BIG is CHVP. The members of BIG share voting and investment power with respect to all shares held of record by BIG. All of the shares held of record by BIG have been pledged as collateral to Citibank, N.A. ("Citibank") to secure indebtedness owed to such bank. Each of Citibank and Holdings has the right pursuant to the Voting Trust Agreement to direct certain actions of WTC as a member of BIG. WTC, as the member holding a majority interest in Holdings, has the right to direct the actions of Holdings under the Voting Trust Agreement. Citibank, pursuant to a separate voting trust agreement among WTC, David Blech and Holdings, has the right to direct the actions of WTC as a member of Holdings with respect to the rights of Holdings under the Voting Trust Agreement. By virtue of their status as members of BIG, each of CHVP and EBT may be deemed to be the beneficial owner of all shares held of record by BIG. By virtue of his status as the majority owner and controlling person of CHVP, Jeffrey J. Collinson may also be deemed the beneficial owner of all shares held of record by BIG. Each of CHVP, EBT and Mr. Collinson disclaims beneficial ownership of shares held by BIG except to the extent of such person's proportionate interest therein.
 (6) Consists of 190,133 shares of Common Stock held by The Phoenix Partners II Limited Partnership Liquidating Trust ("PPII"), 234,459 shares of Common Stock held by The Phoenix Partners III Limited Partnership ("PPIII"), and 300,000 shares of Common Stock held by The Phoenix Partners IV Limited Partnership ("PPIV"). Stuart C. Johnston is the Managing General Partner of The Phoenix Management Partners II, which is the General Partner of PPII, the Managing General Partner of The Phoenix Management Partners III, which is the General Partner of PPIII, and the Managing Member of The Phoenix Management IV LLC, which is the General Partner of PPIV. As such, Mr. Johnston has voting and investment power with respect to the shares held by PPII, PPIII and PPIV, and may be deemed to be the beneficial owner of such shares. Mr. Johnston disclaims beneficial ownership of shares held by PPII, PPIII and PPIV, except to the extent of his proportionate partnership interest therein.
 (7) Includes 85,574 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 28, 1997. Does not include 138,095 shares issuable upon exercise of options not yet vested. 52,381 of such options vest in equal installments on December 5, 1997 and 1998, and 85,714 of such options vest in equal installments on November 19, 1997, 1998 and 1999.
 (8) Consists of 6,666 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 28, 1997. Does not include 3,809 shares issuable upon exercise of options not yet vested. Such options vest in equal installments on May 22, 1997 and 1998.
 (9) Includes 1,108,156 shares of Common Stock beneficially owned by IBT and 250,000 shares beneficially owned by BIL. IBT is managed by Rothschild and Rothschild has or shares voting and investment power with respect to the shares held by IBT and may be deemed to be the beneficial owner of such shares. BIL is managed by Rothschild CI, each of which are advised by Rothschild, and Rothschild has or shares voting and investment power with respect to the shares held by BIL and may be deemed to be the beneficial owner of such shares. Mr. Curnock Cook is a director of IBT and Rothschild and may be deemed to be the beneficial owner of any shares beneficially owned by each of IBT, Rothschild and BIL. Mr. Curnock Cook disclaims beneficial ownership of shares beneficially owned by IBT, Rothschild and BIL except to the extent of his proportionate interest therein. Also includes an immediately exercisable option to purchase 6,666 shares of Common Stock. See footnote (2) above and "Item 13.-- Certain Relationships and Related Transactions."
(10) Consists of 6,476 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 28, 1997. Does not include 12,857 shares issuable upon exercise of options beneficially owned by affiliates of CHVP pursuant to an agreement with Dr. Jaeger. Dr. Jaeger, a director of the Company, is a former partner at CHVP. Dr. Jaeger disclaims beneficial ownership of shares of Common Stock beneficially owned by affiliates of CHVP. See footnote (4) above.
(11) Includes an immediately exercisable option to purchase 1,904 shares of Common Stock.
(12) Consists of an immediately exercisable option to purchase 4,762 shares of Common Stock.
(13) Consists of an immediately exercisable option to purchase 4,762 shares of Common Stock. Mr. Morris is the Chief Executive Officer of Morningside Ventures, which advises Kummell on its private venture capital portfolio. Mr. Morris does not have or share voting or investment power with respect to the shares held by Kummell. See footnote (3) above.
(14) Consists of 6,095 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 28, 1997. Does not include 3,809 shares issuable upon exercise of options not yet vested. Such options vest in equal installments on May 22, 1997 and 1998.
(15) Includes 16,195 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 28, 1997. Does not include 33,333 shares issuable upon exercise of options not yet vested. 4,762 of such options vest in equal installments on December 5, 1997 and 1998, and 28,571 of such options vest in equal installments on November 7, 1997, 1998 and 1999.
(16) Includes 43,669 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 28, 1997. Does not include 32,857 shares issuable upon exercise of options not yet vested. 11,429 of such options vest in equal installments on December 5, 1997 and 1998, and 21,428 of such options vest in equal installments on November 7, 1997, 1998 and 1999.
(17) Consists of 15,238 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 28, 1997. Does not include 41,904 shares issuable upon exercise of options not yet vested. 5,714 of such options vest on June 1, 1997, 7,619 of such options vest in equal installments on December 5, 1997 and 1998, and 28,571 of such options vest in equal installments on November 7, 1997, 1998 and 1999.
(18) Consists of an immediately exercisable option to purchase 2,857 shares of Common Stock. Does not include 64,285 shares issuable upon exercise of options not yet vested. 28,585 of such options vest on April 1, 1998, 14,271 of such options vest on April 1, 1999, and 21,429 of such options vest in equal installments on November 7, 1997, 1998, and 1999.
(19) Includes an aggregate of 222,466 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 28, 1997. See footnotes (7) through (18). Excludes, with respect to each of Mr. Bowman, Mr. Curnock Cook, Dr. Jaeger, Dr. Martin, Mr. Morris and Dr. Nudelman, 14,285 shares of Common Stock, and with respect to Dr. Link, 28,570 shares of Common Stock, which will become issuable upon exercise of outstanding options following the approval of such option grants by the Company's shareholders at the 1997 Annual Meeting of Shareholders. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In December 1993 cti loaned Dr. Bianco $200,000 at 5.35% annual interest. The promissory note originally provided for a single payment of principal and interest on the earlier of July 1, 1997 or the third anniversary of the effective date of the initial underwritten public offering of cti's Common Stock. In December 1996 Dr. Bianco entered into an employment agreement with the Company which amended the note to provide for the forgiveness of one-third of the loan on each anniversary of the agreement. The unpaid portion of the loan will accelerate and become due and payable in the event that cti terminates Dr. Bianco's employment for cause or Dr. Bianco terminates his employment without cause. The unpaid portion of the loan will be forgiven in the event that cti terminates Dr. Bianco's employment without cause, Dr. Bianco terminates his employment for cause, dies or becomes disabled, a "Change in Ownership" (as defined in Dr. Bianco's employment agreement) occurs or cti's public market capitalization equals or exceeds $500 million. See "Item 11.--Executive Compensation--Employment Agreements." The loan is secured by a pledge of 5,715 shares of Common Stock owned by Dr. Bianco.

  At the 1996 Annual Meeting of Shareholders, Mr. Curnock Cook was elected as a Director by the holders of the outstanding shares of Series A Convertible Preferred Stock voting as a separate class. In September 1996, The International Biotechnology Trust plc ("IBT"), which is an affiliate of Mr. Curncock Cook and Rothschild Asset Management Limited ("Rothschild"), purchased 14,925.373 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $5.0 million. In March 1997, Biotechnology Investments Limited, which is an affiliate of IBT and Rothschild, purchased 250,000 shares of Common Stock in the Company's initial public offering for an aggregate purchase price of $2.5 million. See "Item 12--Security Ownership of Certain Beneficial Owners and Management."

  In September 1996 Kummell Investments Limited ("Kummell") purchased 14,925.373 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $5.0 million. In connection with this transaction, the Company agreed that (i) it will take all necessary action to nominate a designee of Kummell at the 1999 Annual

Meeting of Stockholders to serve as a Director until the 2002 Annual Meeting of Stockholders, and (ii) if prior to the 1999 Annual Meeting of Stockholders Mr. Morris, as a designee of Kummell, shall cease to be a Director, it will take all necessary action to nominate a designee of Kummell as a Director to fill the vacancy created by Mr. Morris' termination. Mr. Morris is the Chief Executive Officer of Morningside Ventures, which advises Kummell on its private venture capital portfolio. Such agreement terminated upon the closing of the Company's initial public offering on March 26, 1997.

  In November 1996 Johnson & Johnson Development Corporation ("JJDC"), a wholly-owned subsidiary of Johnson & Johnson, purchased 14,925.373 shares of Series B Convertible Preferred Stock, for an aggregate purchase price of $5.0 million, pursuant to a Stock Purchase Agreement entered into between cti and JJDC in connection with the execution of the Collaboration Agreement. Johnson & Johnson also purchased an additional 300,000 shares of Common Stock on March 26, 1997 concurrent with the closing of the Company's initial public offering for an aggregate purchase price of $3.0 million. Pursuant to the Stock Purchase Agreement, cti is entitled to require JJDC to purchase additional shares of Common Stock upon the achievement of certain milestones. See "Item 1.--Business--Collaborations."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)Financial Statements and Financial Statement Schedules

  (i)Financial Statements

    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Shareholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

  (ii)Financial Statement Schedules

    None.

    All schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

 (b)Reports on Form 8-K.

    Form 8-K filed on October 21, 1996 -- Item 5.--Other Events (reporting the closing of an unregistered offering)

 (c)Exhibits

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1(1) Registrant's Restated Articles of Incorporation
  3.2(1) Registrant's Articles of Amendment to Restated Articles of
          Incorporation Establishing a Series of Preferred Stock (Series A
          Convertible Preferred Stock)
  3.3(6) Registrant's Articles of Amendment to Restated Articles of
          Incorporation Reducing the Number of Authorized Shares of Series A
          Convertible Preferred Stock
  3.4(6) Registrant's Articles of Amendment to Restated Articles of
          Incorporation Establishing a Series of Preferred Stock (Series B
          Convertible Preferred Stock)
  3.5(6) Registrant's Articles of Amendment to Restated Articles of
          Incorporation Establishing a Series of Preferred Stock (Series C
          Preferred Stock)
  3.6(6) Registrant's Articles of Amendment to Restated Articles of
          Incorporation of Cell Therapeutics, Inc. Effecting a Reverse Stock
          Split.
  3.7(5) Registrant's Restated Bylaws
  4.1(3) Form of Rights Agreement dated as of November 11, 1996, between the
          Registrant and Harris Trust Company of California, which includes the
          Form of Rights Certificate as Exhibit A, the Summary of Rights to
          Purchase Preferred Stock as Exhibit B and the Form of Certificate of
          Designation of the Series C Preferred Stock as Exhibit C
 10.1(2) Lease Agreement between David A. Sabey and Sandra L. Sabey and the
          Registrant, dated March 27, 1992, as amended March 31, 1993 and
          October 13, 1993
 10.2(6) Third Amendment to Lease Agreement between David A. Sabey and Sandra
          L. Sabey and the Registrant, dated as of September 10, 1996.
 10.3(1) Assignment of Lease between Manlove Travel and the Registrant, dated
          April 23, 1993
 10.4(6) Letter Agreement between David A. Sabey, Sandra L. Sabey and the
          Registrant, dated as of September 6, 1996, amending the Assignment of
          Lease.

  EXHIBIT
  NUMBER                               DESCRIPTION
 ---------                             -----------
 10.5(6)   Employment Agreement between the Registrant and James A. Bianco, dated as of December 17, 1996
 10.6(2)   Employment Agreement between the Registrant and Louis A. Bianco, dated as of February 1, 1992, as amended May 27, 1994
 10.7(1)   Employment Agreement between the Registrant and Maurice J. Schwarz, dated May 2, 1994
 10.8(1)   Severance Agreement between the Registrant and Robert A. Lewis, dated April 1, 1996
 10.9(6)   Form of Strategic Management Team Severance Agreement.
 10.10(1)  Promissory Note between James A. Bianco, M.D. and the Registrant, dated December 23, 1993
 10.11(1)  Stock Pledge Agreement between James A. Bianco, M.D. and the
            Registrant, dated December 23, 1993
 10.12(1)  1994 Equity Incentive Plan, as amended
 10.13(1)  1992 Stock Option Plan, as amended
 10.14(1)  1996 Employee Stock Purchase Plan
 10.15(1)  Form of Sales Agent Warrant for the 1992 Private Placement
 10.16(1)  Warrant, dated November 25, 1992, between the Registrant and David
            H. Smith, M.D.
 10.17(1)  Registration Agreement between the Registrant and the other parties included therein, dated as of November 23, 1993
 10.18(1)  Form of Sales Agent Warrant for the 1993 Private Placement
 10.19(1)  Subscription Agreement between the Registrant and the other parties included therein, dated as of March 21, 1995
 10.20(1)  Registration Rights Agreement between the Registrant and the other parties included therein, dated as of March 21, 1995
 10.21(5)  Registration Rights Agreement between the Company and the other parties included therein, dated as of September 17, 1996, as amended by Amendment No. 1 thereto dated as of October 11, 1996.
 10.22(5)  Letter Agreement between the Company and Kummell Investments
            Limited, dated September 17, 1996.
 10.23+(2) Collaboration Agreement by and between BioChem Therapeutic Inc. and the Registrant, dated March 7, 1995, as amended November 30, 1995 and December 6, 1995
 10.24+(2) Supply Agreement by and between BioChem Therapeutic Inc. and the
            Registrant, dated March 7, 1995
 10.25+(6) Supply Agreement by and between ChiRex, Ltd. and the Registrant, dated January 21, 1997
 10.26+(6) Collaboration and License Agreement, dated as of November 8, 1996, by and between the Registrant and Ortho Biotech Inc. and The R.W.
            Johnson Pharmaceutical Research Institute, a division of Ortho
            Pharmaceutical Corporation
 10.27(6)  Stock Purchase Agreement, dated as of November 8, 1996, by and between the Registrant and Johnson & Johnson Development
            Corporation
 10.28(1)  Master Lease Agreement, dated as of December 28, 1994 between the
            Registrant and Aberlyn Capital Management Limited Partnership
 10.29(1)  Common Stock Purchase Warrant, dated December 28, 1994 between the
            Registrant and Aberlyn Capital Management Limited Partnership
 10.30(1)  Loan and Security Agreement, dated as of May 30, 1995, between the
            Registrant and Financing for Science International, Inc.
 10.31(4)  Loan and Security Agreement, dated as of June 28, 1996, between the
            Registrant and Financing for Science International, Inc.

 EXHIBIT
  NUMBER                               DESCRIPTION
 --------                              -----------
 10.32(1) Asset Purchase Agreement, dated of October 17, 1995, between Lipomed
           Corporation, its Stockholders and the Registrant, as amended
 10.33(2) Form of Scientific Advisory Board Consulting Agreement
 10.34(2) Form of Clinical Advisory Board Consulting Agreement
 11.1     Computation of net loss and pro forma net loss per share
 22.1     Subsidiaries of the Registrant
 27.1     Financial Data Schedule

--------
 +Confidential treatment requested.
(1) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 (No. 33-4154).
(2) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 10.
(3) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 8-A.
(4) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(5) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-20855)

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SEATTLE, STATE OF WASHINGTON, ON MARCH 31, 1997.

                                          Cell Therapeutics, Inc.

                                                 /s/ James A. Biano, M.D.
                                          By: _________________________________
                                              JAMES A. BIANCO, M.D. PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ Max E. Link, Ph.D.          Chairman of the          March 31, 1997
-------------------------------------   Board and Director
          MAX E. LINK, PH.D

      /s/ James A. Bianco, M.D.        President, Chief         March 31, 1997
-------------------------------------   Executive Officer
        JAMES A. BIANCO, M.D.           and Director
                                        (Principal
                                        Executive Officer)

         /s/ Louis A. Bianco           Executive Vice           March 31, 1997
-------------------------------------   President, Finance
           LOUIS A. BIANCO              and Administration
                                        (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

      /s/ Jack W. Singer, M.D.         Director                 March 31, 1997
-------------------------------------
        JACK W. SINGER, M.D.

         /s/ Jack L. Bowman            Director                 March 31, 1997
-------------------------------------
           JACK L. BOWMAN

     /s/ Jeremy L. Curnock Cook        Director                 March 31, 1997
-------------------------------------
       JEREMY L. CURNOCK COOK

              SIGNATURE                         TITLE                DATE

     /s/ Wilfred E. Jaeger, M.D.        Director                March 31, 1997
-------------------------------------
       WILFRED E. JAEGER, M.D.

   /s/ David W. Martin, Jr., M.D.       Director                March 31, 1997
-------------------------------------
     DAVID W. MARTIN, JR., M.D.

       /s/ Terrence M. Morris           Director                March 31, 1997
-------------------------------------
         TERRENCE M. MORRIS

                                        Director                March  , 1997
-------------------------------------
     PHILLIP M. NUDELMAN, PH.D.