Form 10-Q
period 1997-03-31
CELL THERAPEUTICS INC
filed 1997-05-15
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1997

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                        Commission File Number 0-28386

                            CELL THERAPEUTICS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Washington                             91-1533912
    (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

  201 Elliott Avenue West, Suite 400,                   98119
          Seattle, Washington                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (206) 282-7100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes   X     No
                                      -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         CLASS                     OUTSTANDING AT APRIL 15, 1997
                         -----                     -----------------------------
      Common Stock, no par value (including asso-
       ciated Preferred Stock Purchase Rights)....             13,028,377

     This report on Form 10-Q, including all exhibits, contains 15 pages.
                   The exhibit index is located on page 14.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I  FINANCIAL INFORMATION
 ITEM 1: FINANCIAL STATEMENTS
           Consolidated Balance Sheets -- March 31, 1997 and December 31,    3
         1996............................................................
         Consolidated Statements of Operations -- Three months ended
         March 31, 1997 and 1996 and the period from September 4, 1991
         (date of incorporation) to March 31, 1997.......................    4
         Consolidated Statements of Cash Flows -- Three months ended
         March 31, 1997 and 1996 and the period from September 4, 1991
         (date of incorporation) to March 31, 1997.......................    5
         Notes to Financial Statements...................................    6
 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................    7
 PART II OTHER INFORMATION
 ITEM 2: CHANGES IN SECURITIES ..........................................   11
 ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   11
 ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................   11
         SIGNATURES......................................................   13
         EXHIBIT INDEX...................................................   14

                                     PART I

ITEM 1 FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,    DECEMBER 31,
                                                        1997          1996
                                                    ------------  ------------
ASSETS                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents........................ $ 34,054,341  $  5,483,515
  Securities available-for-sale....................   22,066,947    25,503,049
  Prepaid expenses and other current assets........      261,861       256,892
                                                    ------------  ------------
Total current assets...............................   56,383,149    31,243,456
Property and equipment, net........................    5,361,946     5,117,936
Notes receivable from officers, less current por-
 tion..............................................      174,232       172,698
Other assets.......................................      105,532       467,603
                                                    ------------  ------------
Total assets....................................... $ 62,024,859  $ 37,001,693
                                                    ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $    715,152  $    651,130
  Accrued expenses.................................    3,373,155     3,065,297
  Current portion of long-term obligations.........    1,237,921     1,226,971
  Deferred revenue from collaboration agreement....      718,573           --
                                                    ------------  ------------
Total current liabilities..........................    6,044,801     4,943,398
Long-term obligations, less current portion........    1,703,225     2,004,575
Commitments........................................          --            --
Shareholders' equity:
  Preferred Stock:
    Authorized shares--10,000,000:
     Series A Convertible Preferred Stock, no par
      value:
      Designated shares--146,193.272 at March 31,
       1997 and December 31, 1996
      Issued and outstanding shares--0 and
       146,193.272 at March 31, 1997 and December
       31, 1996, respectively (liquidation
       preference $335 aggregating $0 at March 31,
       1997 and $48,974,746 at December 31, 1996)..          --     47,366,204
     Series B Convertible Preferred Stock, no par
      value:
      Designated shares--14,925.373 at March 31,
       1997 and December 31, 1996
      Issued and outstanding shares--0 and
       14,925.373 at March 31, 1997 and December
       31, 1996, respectively (liquidation
       preference $335 per share aggregating $0 at
       March 31, 1997 and $5,000,000 at December
       31, 1996)...................................          --      4,960,000
     Series C Preferred Stock, no par value:
      Designated shares--100,000
      No shares issued and outstanding (liquidation
       preference $1,000 per share)................          --            --
  Common Stock, no par value:
    Authorized shares--100,000,000
    Issued and outstanding shares--13,028,377 and
     4,943,472 at March 31, 1997 and
     December 31, 1996, respectively...............  133,995,048    51,810,160
  Deficit accumulated during development stage.....  (79,718,215)  (74,082,644)
                                                    ------------  ------------
Total shareholders' equity.........................   54,276,833    30,053,720
                                                    ------------  ------------
Total liabilities and shareholders' equity......... $ 62,024,859  $ 37,001,693
                                                    ============  ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   PERIOD FROM
                                                                   SEPTEMBER 4,
                                          THREE MONTHS ENDED      1991 (DATE OF
                                              MARCH 31,           INCORPORATION)
                                        ------------------------   TO MARCH 31,
                                           1997         1996           1997
                                        -----------  -----------  --------------
Revenues:
  Collaboration agreements............  $ 2,000,920  $ 3,000,000   $ 11,221,726
Operating expenses:
  Research and development............    5,828,445    3,321,993     66,699,096
  General and administrative..........    2,076,105    2,036,503     26,819,384
                                        -----------  -----------   ------------
                                          7,904,550    5,358,496     93,518,480
                                        -----------  -----------   ------------
Loss from operations..................   (5,903,630)  (2,358,496)   (82,296,754)
Other income (expense):
  Investment income...................      373,924      300,003      4,347,683
  Interest expense....................     (109,062)    (135,919)    (1,761,524)
                                        -----------  -----------   ------------
Net loss..............................  $(5,638,768) $(2,194,412)  $(79,710,595)
                                        ===========  ===========   ============
Net loss per share....................  $     (1.06) $     (0.44)
                                        ===========  ===========
Shares used in computation of net loss
per share.............................    5,302,804    4,933,744
                                        ===========  ===========
Pro forma:
  Net loss per share..................  $     (0.57) $     (0.28)
                                        ===========  ===========
  Shares used in computation of net
  loss per share......................    9,875,044    7,768,293
                                        ===========  ===========


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  PERIOD FROM
                                                                  SEPTEMBER 4,
                                         THREE MONTHS ENDED      1991 (DATE OF
                                             MARCH 31,           INCORPORATION)
                                       ------------------------   TO MARCH 31,
                                          1997         1996           1997
                                       -----------  -----------  --------------
OPERATING ACTIVITIES
Net loss.............................. $(5,638,768) $(2,194,412)  $(79,710,595)
Adjustments to reconcile net loss to
 net cash used in operating activi-
 ties:
 Depreciation and amortization........     404,880      408,188      6,866,141
 Noncash compensation expense.........      51,474          --          51,474
 Noncash research and development ex-
  pense...............................         --           --       1,155,750
 Noncash interest expense.............         --           --          25,918
 Noncash rent expense.................      18,527        8,349        512,815
 Investment premium amortization......     (31,242)      27,877        490,819
Changes in assets and liabilities:
 Prepaid expenses.....................      (4,969)     (41,583)      (261,861)
 Notes receivable from officers.......      (1,534)      (2,676)      (174,232)
 Other assets.........................     357,935      (19,961)      (220,893)
 Accounts payable.....................      64,022     (518,358)       715,152
 Accrued expenses.....................     307,858      446,898      3,373,155
 Deferred revenue from collaboration
  agreement...........................     718,573          --         718,573
                                       -----------  -----------   ------------
   Total adjustments..................   1,885,524      308,734     13,252,811
                                       -----------  -----------   ------------
   Net cash used in operating activi-
    ties..............................  (3,753,244)  (1,885,678)   (66,457,784)
                                       -----------  -----------   ------------
INVESTING ACTIVITIES
 Purchases of securities available-
  for-sale............................    (979,396)  (2,823,296)   (77,005,423)
 Proceeds from sales of securities
  available for-sale..................   2,449,999          --      17,340,312
 Proceeds from maturities of securi-
  ties available-for-sale.............   1,999,938    3,974,000     37,099,725
 Purchase of property and equipment...    (659,902)    (398,752)   (11,994,838)
 Dispositions of property and equip-
  ment................................      15,148          --         166,617
                                       -----------  -----------   ------------
   Net cash provided by (used in) in-
    vesting activities................   2,825,787      751,952    (34,393,607)
FINANCING ACTIVITIES
 Sales of common stock to founders....         --           --          80,000
 Proceeds from borrowings from stock-
  holder..............................         --           --         850,000
 Sale of common stock via initial pub-
  lic offering,
  net of offering costs...............  26,807,176          --      26,807,176
 Sale of Series A Preferred Stock via
  private placement, net of offering
  costs...............................         --           --      47,366,204
 Sale of Series B Preferred Stock via
  private placement, net of offering
  costs...............................         --           --       4,960,000
 Sale of common stock via private
  placements, net of offering costs...   3,000,000          --      52,307,084
 Repurchase of common stock...........         --           --          (2,522)
 Proceeds from common stock options
  exercised...........................          34       20,910         80,794
 Proceeds from common stock warrants
  exercised...........................         --           --         305,558
 Repayment of long-term obligations...    (308,927)    (194,565)    (8,780,196)
 Proceeds from the issuance of long-
  term obligations....................         --           --      10,931,634
                                       -----------  -----------   ------------
   Net cash provided by (used in) fi-
    nancing activities................  29,498,283     (173,655)   134,905,732
                                       -----------  -----------   ------------
   Net increase (decrease) in cash and
    cash equivalents..................  28,570,826   (1,307,381)    34,054,341
   Cash and cash equivalents at begin-
    ning of period....................   5,483,515    6,931,592            --
                                       -----------  -----------   ------------
   Cash and cash equivalents at end of
    period............................ $34,054,341  $ 5,624,211   $ 34,054,341
                                       ===========  ===========   ============
Supplemental schedule of noncash in-
 vesting and financing activities:
 Acquisition of equipment pursuant to
  capital lease obligations........... $   133,166  $    85,532   $    495,591
                                       ===========  ===========   ============
 Conversion of convertible debt and
  related accrued interest into common
  stock............................... $      --    $       --    $    875,918
                                       ===========  ===========   ============
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for in-
  terest.............................. $   109,062  $   137,856   $  1,735,012
                                       ===========  ===========   ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997
                                  (UNAUDITED)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1996 included in the Company's Form 10-K for the year ended December 31, 1996.

  Certain prior year balances have been reclassified to conform to the current year presentation.

(2)SIGNIFICANT AGREEMENTS

  Under the terms of a collaboration and license agreement with Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of Lisofylline, Johnson & Johnson has agreed, subject to certain termination rights, to fund up to $12,000,000 of the Company's budgeted development costs per year for each of 1997 and 1998. The Company recorded $2,000,920 of collaboration agreement revenues related to the reimbursement of development expenses by Johnson & Johnson in the first quarter of 1997.

  Under the terms of the collaboration agreement, Johnson & Johnson shall advance to the Company on January 15 of each calendar year 60% of the budgeted development expenses for the first quarter of the year. The adjustment to actual development expense reimbursement for the first quarter, and the development expense reimbursement payments for the remaining quarters, shall be made after the close of each calendar quarter. As of March 31, 1997, the Company had recorded $718,573 of deferred revenue from the collaboration agreement, which represents amounts advanced by Johnson & Johnson under the collaboration agreement for which the earnings process has not yet been completed and revenue has not yet been recognized.

(3)NET LOSS PER SHARE

  In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted after December 31, 1997. Statement No. 128 supersedes Accounting Principles Board Opinion No.
15. At that time, the Company will be required to change the method currently used to calculate net loss per share and to restate prior periods. At March 31, 1997 and 1996 and December 31, 1996, there is no material impact on the Company's calculations of net loss per share.

  The pro forma net loss per share is computed based on net loss per share adjusted for the assumed conversion of all outstanding shares of convertible preferred stock into common stock at the time of issuance.

ITEM 2MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, AS AMENDED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

  Cell Therapeutics, Inc. ("cti or the "Company") focuses on the discovery, development and commercialization of small molecule drugs for the treatment of cancer and inflammatory and immune diseases. Since commencement of operations in 1992, the Company has been engaged in research and development activities, including conducting preclinical studies and clinical trials, recruiting its scientific and management personnel, establishing laboratory facilities and raising capital. The Company has not received any revenue from the sale of products to date and does not expect to receive revenues from the sale of products for at least the next several years.

  In the fourth quarter of 1995 the Company began to receive revenue under a collaboration agreement with an affiliate of BioChem Pharma, Inc. ("BioChem Pharma") and in the fourth quarter of 1996 the Company began to receive revenue under a collaboration agreement (the "Collaboration Agreement") with subsidiaries of Johnson & Johnson ("Johnson & Johnson"). The Company expects that its revenue sources for at least the next several years will consist primarily of future expense reimbursements and milestone payments under its collaboration agreements with Johnson & Johnson and BioChem Pharma, and of interest income. The timing and amounts of such revenues will likely fluctuate. The Company will be required to conduct significant research, development and clinical activities during the next several years to fulfill its obligations under the Collaboration Agreement with Johnson & Johnson. There can be no assurance that Johnson & Johnson will not terminate the Collaboration Agreement in accordance with its terms.

  As of March 31, 1997, the Company had incurred aggregate net losses of approximately $79.7 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $132.8 million.

  On March 26, 1997 the Company completed an initial public offering of 3 million shares of its Common Stock at an offering price of $10.00 per share, resulting in estimated net proceeds of approximately $26.8 million. Concurrent with the closing of the offering, the Company sold 300,000 shares of Common Stock to Johnson & Johnson at a price of $10.00 per share, resulting in net proceeds of $3.0 million.

RESULTS OF OPERATIONS

  Three months ended March 31, 1997 compared with three months ended March 31, 1996.

  During the three months ended March 31, 1997, the Company recorded approximately $2.0 million of revenues for development cost reimbursements from Johnson & Johnson in connection with the collaboration agreement. During the three months ended March 31, 1996, the Company received a $3.0 million signing fee from Schering AG in connection with a collaboration agreement that was terminated by Schering AG in April, 1996.

  Research and development expenses increased to approximately $5.8 million for the three months ended March 31, 1997 from approximately $3.3 million for the three months ended March 31, 1996. This increase was primarily due to expanded manufacturing, preclinical and clinical-related development activities, including the recruitment of additional personnel, with respect to Lisofylline. The Company expects that research and development expenses will increase significantly as the Company expands its research and development programs and undertakes additional clinical trials, including research, development and clinical activities undertaken pursuant to the Collaboration Agreement with Johnson & Johnson.

  General and administrative expenses increased slightly to approximately $2.1 million for the three months ended March 31, 1997 from approximately $2.0 million for the three months ended March 31, 1996. This increase was primarily due to operating expenses associated with supporting the Company's increased research, development and clinical activities. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $374,000 for the three months ended March 31, 1997 from approximately $300,000 for the three months ended March 31, 1996, reflecting an increase in average cash balances and interest earned thereon. As the Company's initial public offering and concurrent sale of Common Stock to Johnson & Johnson was completed late in the period, the net proceeds therefrom had little impact on investment income for the three months ended March 31, 1997. Interest expense decreased slightly to approximately $109,000 for the three months ended March 31, 1997 from approximately $136,000 for the three months ended March 31, 1996. This decrease was primarily due to decreased average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through the sale of equity securities. As of March 31, 1997, the Company had raised aggregate net proceeds of approximately $132.8 million from such financing activities, including approximately $26.8 million estimated net proceeds from the sale of Common Stock in its initial public offering in March 1997 and $3.0 million from the sale of Common Stock to Johnson & Johnson concurrent with the closing of the Company's initial public offering, $30.5 million and $16.9 million from the sale of Series A Convertible Preferred Stock in 1995 and 1996, respectively, $5.0 million from the sale of Series B Convertible Preferred Stock to Johnson & Johnson in 1996, $49.3 million from the sale of Common Stock in 1992 and 1993, $850,000 from a bridge loan which was subsequently converted to equity, and approximately $400,000 from the exercise of stock options and warrants. In addition, the Company financed the purchase of approximately $11.3 million of property and equipment through financing agreements, of which approximately $2.9 million remained outstanding as of March 31, 1997.

  The Company intends to use the substantial majority of the net proceeds of its initial public offering and the concurrent Johnson & Johnson stock purchase to fund its research and development activities with respect to the Company's Lisofylline and CT-2584 programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the continued participation of Johnson & Johnson in the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the establishment of collaborative agreements with other companies. In addition, the Company's research and development expenditures will vary as product development programs are added, expanded or discontinued. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

  The balance of the net proceeds of the Company's initial public offering and the concurrent Johnson & Johnson stock purchase is expected to be used to improve facilities, to purchase capital equipment and for general corporate purposes. The Company has not identified precisely the amount it plans to spend on these specific programs or the timing of such expenditures. Pending such uses, the Company intends to invest the net proceeds from its initial public offering and the concurrent Johnson & Johnson stock purchase in U.S. government obligations and other highly rated liquid debt instruments. The Company may also from time to time consider the acquisition of other companies, technologies or products that complement the business of the Company, although no agreements or understandings are in effect with respect to any such transactions at this time.

  The Company's principal sources of liquidity are its cash balances, cash equivalents and securities available-for-sale, which totaled approximately $56.1 million as of March 31, 1997. The Company invests in U.S. government obligations and other highly rated liquid debt instruments.

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

  The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources and the interest earned thereon, combined with anticipated funding from Johnson & Johnson under the Collaboration Agreement, will enable the Company to maintain its current and planned operations at least through the end of 1998. In the event that Johnson & Johnson were to terminate its participation in the Collaboration Agreement prior to such date, the Company expects that it would eliminate certain presently planned development activities. Furthermore, the Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including the continuation of the Company's collaboration development programs; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the terms of any additional collaborative arrangements that the Company may enter into; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

  The Company intends to raise additional funds though additional equity or debt financings, research and development financings, collaborative relations, or otherwise. Because of these long-term capital requirements, the Company may seek to access the public or private equity markets from time to time, even if it does not have an immediate need for additional capital at that time. There can be no assurance that additional financing will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, the

Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. The Company may also be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

As of March 31, 1997, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $76 million and research and development credit carryforwards of approximately $2 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are outside of the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

  The time frame for market success for any of the Company's potential products is long and uncertain. The Company is at an early stage of development and its technology is unproven. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research and development and clinical trial efforts will be successful, that its lead drug candidate, Lisofylline, or any of its other proposed products, will prove to be safe and efficacious in clinical trials or meet applicable regulatory standards, that unforeseen problems will not develop with the Company's technologies or applications, or that any commercially successful products will ultimately be developed by the Company. The Company faces substantial competition from a variety of sources, both direct and indirect. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors.

  The Company is dependent on the future payments from Johnson & Johnson under the Collaboration Agreement to continue the development and commercialization of Lisofylline as presently planned. There can be no assurance that Johnson & Johnson will be able to establish effective sales and distribution capabilities or will be successful in gaining market acceptance for Lisofylline, that Johnson & Johnson will devote sufficient resources to the commercialization of products under the Collaboration Agreement or that Johnson & Johnson will not terminate the Collaboration Agreement in accordance with its terms. The Company's products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company currently has no internal manufacturing facilities and has no experience in sales, marketing or distribution. If the Company develops any additional products with commercial potential outside of the Johnson & Johnson collaboration, it may seek to enter into collaborative arrangements with other parties which have established manufacturing, sales, marketing and distribution capabilities or may need to develop such resources on its own.

  The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Other risk factors that may affect the Company's future results include competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

                                    PART II
ITEM 2 CHANGES IN SECURITIES

  On March 14, 1997 (the "Split Date"), the Company filed an amendment to the Company's Restated Articles of Incorporation with the Secretary of State of the State of Washington effecting a reverse stock split of the Company's Common Stock on the basis of one new share of common stock, without par value ("New Common Stock"), for every three and one-half outstanding shares of Common Stock (the "Reverse Stock Split"). On the Split Date, every three and one-half shares of Common Stock of the Company issued and outstanding immediately prior to the Split Date automatically became, without further action by the holder, one share of New Common Stock. As of and after the Split Date, each outstanding certificate which, prior to the Split Date, represented shares of Common Stock shall be deemed for all purposes to evidence ownership of, and to represent, 0.2857 shares of New Common Stock. If a shareholder owned fewer than three and one-half shares of Common Stock or a number of shares not evenly divisible by three and one-half, that shareholder is entitled to one whole share of New Common Stock in lieu of receiving fractional shares of New Common Stock. See "Item 4--Submission of Matters to a Vote of Security Holders."

  The number of shares of capital stock authorized by the Articles and the par value of such shares did not change as a result of the Reverse Stock Split. The shares of New Common Stock issued pursuant to the Reverse Stock Split are fully paid and nonassessable. The voting and other rights that characterized the Common Stock were not altered by the Reverse Stock Split.

  On March 26, 1997 the Company sold 300,000 shares of Common Stock to Johnson & Johnson Development Corporation ("JJDC") for $3,000,000 in cash in a private placement that closed concurrent with the closing of the Company's initial public offering. The shares were sold pursuant to a stock purchase agreement (the "Stock Purchase Agreement") between JJDC and the Company dated as of November 8, 1996. Such shares were issued in reliance upon the exemption from registration provided in Section 4(2) of the Secuties Act of 1933, as amended. Pursuant to the Stock Purchase Agreement, JJDC represented its intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificate issued in such transaction.

ITEM 4SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On March 3, 1997, the Company held a Special Meeting of Shareholders (the "Special Meeting"). Each share of Common Stock was entitled to one vote per share, and each share of Series A Convertible Preferred Stock, without par value, and Series B Convertible Preferred Stock, without par value (collectively, the "Preferred Stock"), which vote with the Common Stock on an as-converted basis, was entitled to 100 votes per share. At the Special Meeting, the Company's shareholders approved a proposal to conditionally amend the Company's Restated Articles of Incorporation pursuant to which the Reverse Stock Split would be effected in connection with the Company's then pending initial public offering. With respect to this proposal there were 24,114,976 votes cast for the proposal, 296,923 votes cast against the proposal, and 108,010 abstentions (prior to giving effect to the Reverse Stock Split). See "Item 2--Changes in Securities."

  No other matters were voted on at the Special Meeting.

ITEM 6EXHIBITS AND REPORTS ON FORM 8-K

  (A)EXHIBITS

    3.1* Articles of Amendment to Restated Articles of Incorporation of
         Cell Therapeutics, Inc. Effecting a Reverse Stock Split

    10.1*+ Supply Agreement by and between ChiRex, Ltd. and Cell
           Therapeutics, Inc., dated January 21, 1997

    11.1   Computation of net loss per share

    27.1   Financial Data Schedule

--------
+ Confidential treatment granted.
* Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 333-20855).

  (B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          CELL THERAPEUTICS, INC.
                                               (Registrant)

Dated: May 15, 1997                       By:     /s/ James A. Bianco, M.D.
                                             -----------------------------------
                                              James A. Bianco, M.D.
                                              President and Chief Executive
                                              Officer

Dated: May 15, 1997                       By:      /s/ Louis A. Bianco
                                             -----------------------------------
                                              Louis A. Bianco
                                              Executive Vice President,
                                              Finance and Administration
                                              (Principal Financial Officer,
                                              Chief Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT NO. DESCRIPTION
     ----------- -----------
      3.1*       Articles of Amendment to Restated Articles of Incorporation
                 of Cell Therapeutics, Inc. Effecting a Reverse Stock Split
      10.1*+     Supply Agreement by and between
                 ChiRex, Ltd. and Cell Therapeutics,
                 Inc., dated January 21, 1997
      11.1       Computation of net loss per share
      27.1       Financial Data Schedule

--------
+ Confidential treatment granted.
* Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 333-20855).