Form 10-Q
period 1997-06-30
CELL THERAPEUTICS INC
filed 1997-08-14
CIK 891293

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1997

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____ to _____

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

                         CLASS                     OUTSTANDING AT AUGUST 1, 1997
                         -----                     -----------------------------
      Common Stock, no par value (including asso-
       ciated Preferred Stock Purchase Rights)....         13,028,377

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
   This report on Form 10-Q, including all exhibits, contains 15 pages. The exhibit index is located on page 14.

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I  FINANCIAL INFORMATION
 ITEM 1: FINANCIAL STATEMENTS
         Consolidated Balance Sheets (unaudited) -- June 30, 1997 and        3
         December 31, 1996...............................................
         Consolidated Statements of Operations (unaudited) -- Three months and six months ended June 30, 1997 and 1996 and the period from September 4, 1991 (date of incorporation) to June
         30, 1997........................................................    4
         Consolidated Statements of Cash Flows (unaudited) -- Three months and six months ended June 30, 1997 and 1996 and the period from September 4, 1991 (date of incorporation) to June
         30, 1997........................................................    5
         Notes to Consolidated Financial Statements......................    6
 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................    7
 PART II OTHER INFORMATION
 ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   11
 ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................   11
         SIGNATURES......................................................   13
         EXHIBIT INDEX...................................................   14

                                     PART I

ITEM 1 FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,    DECEMBER 31,
                                                        1997          1996
                                                    ------------  ------------
ASSETS                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents........................ $  3,326,226  $  5,483,515
  Securities available-for-sale....................   44,590,786    25,503,049
  Collaboration agreement receivables..............    2,547,487           --
  Prepaid expenses and other current assets........      353,091       256,892
                                                    ------------  ------------
Total current assets...............................   50,817,590    31,243,456
Property and equipment, net........................    5,452,376     5,117,936
Notes receivable from officers, less current por-
 tion..............................................      158,517       172,698
Other assets.......................................       61,971       467,603
                                                    ------------  ------------
Total assets....................................... $ 56,490,454  $ 37,001,693
                                                    ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $  1,467,447  $    651,130
  Accrued expenses.................................    3,003,339     3,065,297
  Current portion of long-term obligations.........    1,276,188     1,226,971
                                                    ------------  ------------
Total current liabilities..........................    5,746,974     4,943,398
Long-term obligations, less current portion........    1,389,041     2,004,575
Commitments
Shareholders' equity:
  Preferred Stock:
    Authorized shares--10,000,000:
     Series A Convertible Preferred Stock, no par
      value:
      Designated shares--none and 146,193.272 at
       June 30, 1997 and December, 31 1996,
       respectively
      Issued and outstanding shares--0 and
       146,193.272 at June 30, 1997 and December
       31, 1996, respectively (liquidation
       preference $335 per share aggregating $0 and
       $48,974,746 at June 30, 1997 and December
       31, 1996, respectively).....................          --     47,366,204
     Series B Convertible Preferred Stock, no par
      value:
      Designated shares--none and 14,925.373 at
       June 30, 1997 and December 31, 1996,
       respectively
      Issued and outstanding shares--0 and
       14,925.373 at June 30, 1997 and December 31,
       1996, respectively (liquidation preference
       $335 per share aggregating $0 and $5,000,000
       at June 30, 1997 and December 31, 1996,
       respectively)...............................          --      4,960,000
     Series C Preferred Stock, no par value:
      Designated shares--100,000
      No shares issued and outstanding (liquidation
       preference $1,000 per share)................          --            --
  Common Stock, no par value:
    Authorized shares--100,000,000
    Issued and outstanding shares--13,028,377 and
     4,943,472 at June 30, 1997 and
     December 31, 1996, respectively...............  134,038,835    51,810,160
  Deficit accumulated during development stage.....  (84,684,396)  (74,082,644)
                                                    ------------  ------------
Total shareholders' equity.........................   49,354,439    30,053,720
                                                    ------------  ------------
Total liabilities and shareholders' equity......... $ 56,490,454  $ 37,001,693
                                                    ============  ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                PERIOD FROM
                                                                                SEPTEMBER 4,
                            THREE MONTHS ENDED       SIX MONTHS ENDED JUNE     1991 (DATE OF
                                 JUNE 30,                     30,              INCORPORATION)
                          ------------------------  -------------------------   TO JUNE 30,
                             1997         1996          1997         1996           1997
                          -----------  -----------  ------------  -----------  --------------
Revenues:
  Collaboration
  agreements............  $ 3,266,060  $       --   $  5,266,980  $ 3,000,000   $ 14,487,786
Operating expenses:
  Research and
  development...........    6,798,846    4,074,883    12,627,291    7,396,876     73,497,942
  General and
  administrative........    2,056,299    1,490,610     4,132,404    3,527,113     28,875,683
                          -----------  -----------  ------------  -----------   ------------
                            8,855,145    5,565,493    16,759,695   10,923,989    102,373,625
                          -----------  -----------  ------------  -----------   ------------
Loss from operations....   (5,589,085)  (5,565,493)  (11,492,715)  (7,923,989)   (87,885,839)
Other income (expense):
  Investment income.....      808,645      247,692     1,182,569      547,695      5,156,328
  Interest expense......      (96,841)    (123,340)     (205,903)    (259,259)    (1,858,365)
                          -----------  -----------  ------------  -----------   ------------
Net loss................  $(4,877,281) $(5,441,141) $(10,516,049) $(7,635,553)  $(84,587,876)
                          ===========  ===========  ============  ===========   ============
Net loss per share......  $     (0.37) $     (1.10) $      (1.15) $     (1.55)
                          ===========  ===========  ============  ===========
Shares used in
 computation of net loss
 per share..............   13,028,377    4,937,719     9,165,590    4,935,731
                          ===========  ===========  ============  ===========
Pro forma:
  Net loss per share....  $     (0.37) $     (0.70) $      (0.92) $     (0.98)
                          ===========  ===========  ============  ===========
  Shares used in
  computation of net
  loss per share........   13,028,377    7,772,268    11,451,710    7,770,280
                          ===========  ===========  ============  ===========


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  PERIOD FROM
                                                                  SEPTEMBER 4,
                                          SIX MONTHS ENDED       1991 (DATE OF
                                             JUNE 30,            INCORPORATION)
                                      -------------------------   TO JUNE 30,
                                          1997         1996           1997
                                      ------------  -----------  --------------
OPERATING ACTIVITIES
Net loss............................. $(10,516,049) $(7,635,553) $ (84,587,876)
Adjustments to reconcile net loss to
 net cash used in operating activi-
 ties:
 Depreciation and amortization.......      841,031      827,457      7,302,292
 Noncash compensation expense........      100,186          --         100,186
 Noncash research and development ex-
  pense..............................          --           --       1,155,750
 Noncash interest expense............          --           --          25,918
 Noncash rent expense................       30,879       16,698        525,167
 Investment premium amortization.....     (127,158)      59,805        394,903
Changes in assets and liabilities:
 Collaboration agreement receiv-
  ables..............................   (2,547,487)         --      (2,547,487)
 Prepaid expenses....................      (96,199)     (33,505)      (353,091)
 Notes receivable from officers......       14,181       (5,352)      (253,741)
 Other assets........................      397,360       18,536        (86,244)
 Accounts payable....................      816,317      662,664      1,467,447
 Accrued expenses....................     (61,958)     (96,391)      3,003,339
                                      ------------  -----------  -------------
   Total adjustments.................    (632,848)    1,449,912     10,734,439
                                      ------------  -----------  -------------
   Net cash used in operating activi-
    ties.............................  (11,148,897)  (6,185,641)   (73,853,437)
                                      ------------  -----------  -------------
INVESTING ACTIVITIES
 Purchases of securities available-
  for-sale...........................  (33,383,219)  (3,881,099)  (109,409,246)
 Proceeds from sales of securities
  available for-sale.................    1,999,938          --      16,890,251
 Proceeds from maturities of securi-
  ties available-for-sale............   12,337,000    8,074,000     47,436,787
 Purchase of property and equipment..   (1,182,348)    (620,931)   (12,517,284)
 Dispositions of property and equip-
  ment...............................       15,148          --         166,617
                                      ------------  -----------  -------------
   Net cash provided by (used in) in-
    vesting activities............... (20,213,481)    3,571,970    (57,432,875)
                                      ------------  -----------  -------------
FINANCING ACTIVITIES
 Sales of common stock to founders...          --           --          80,000
 Proceeds from borrowings from stock-
  holder.............................          --           --         850,000
 Sale of common stock via initial
  public offering, net of offering
  costs..............................   26,802,251          --      26,802,251
 Sale of Series A Preferred Stock via
  private placement, net of offering
  costs..............................          --           --      47,366,204
 Sale of Series B Preferred Stock via
  private placement, net of offering
  costs..............................          --           --       4,960,000
 Sale of common stock via private
  placements, net of offering costs..    3,000,000          --      52,307,084
 Repurchase of common stock..........          --           --          (2,522)
 Proceeds from common stock options
  exercised..........................           34       21,781         80,794
 Proceeds from common stock warrants
  exercised..........................          --       305,558        305,558
 Repayment of long-term obligations..     (597,196)    (476,159)    (9,068,465)
 Proceeds from the issuance of long-
  term obligations...................          --       616,300     10,931,634
 Change in deferred offering costs...          --      (332,337)           --
                                      ------------  -----------  -------------
   Net cash provided by financing ac-
    tivities.........................   29,205,089      135,143    134,612,538
                                      ------------  -----------  -------------
   Net increase (decrease) in cash
    and cash equivalents.............  (2,157,289)   (2,478,528)     3,326,226
   Cash and cash equivalents at be-
    ginning of period................    5,483,515    6,931,592            --
                                      ------------  -----------  -------------
   Cash and cash equivalents at end
    of period........................ $  3,326,226  $ 4,453,064  $   3,326,226
                                      ============  ===========  =============
Supplemental schedule of noncash in-
 vesting and financing activities:
 Acquisition of equipment pursuant to
  capital lease obligations.......... $        --   $       --   $     362,425
                                      ============  ===========  =============
 Conversion of convertible debt and
  related accrued interest into com-
  mon stock.......................... $        --   $       --   $     875,918
                                      ============  ===========  =============
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for in-
  terest............................. $    205,903  $   261,508  $   1,831,928
                                      ============  ===========  =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1996 included in the Company's Form 10-K for the year ended December 31, 1996, and the Company's unaudited financial statements for the quarter ended March 31, 1997 included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.

  Certain prior year balances have been reclassified to conform to the current year presentation.

(2)SIGNIFICANT AGREEMENTS

  Under the terms of a collaboration and license agreement with Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of Lisofylline, Johnson & Johnson has agreed, subject to certain termination rights, to fund up to $12,000,000 of the Company's budgeted development costs per year for each of 1997 and 1998. The Company recorded $3,266,060 and $5,266,980 of collaboration agreement revenues related to the reimbursement of development expenses by Johnson & Johnson for the three and six month periods ended June 30, 1997, respectively.

(3)NET LOSS PER SHARE

  In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted after December 31, 1997. Statement No. 128 supersedes Accounting Principles Board Opinion No.
15. At that time, the Company will be required to change the method currently used to calculate net loss per share and to restate prior periods. At June 30, 1997 and 1996 and December 31, 1996, there is no material impact on the Company's calculations of net loss per share.

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

  As of June 30, 1997, the Company had incurred aggregate net losses of approximately $84.6 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $132.8 million.

RESULTS OF OPERATIONS

  Three months ended June 30, 1997 compared with three months ended June 30, 1996.

  During the three months ended June 30, 1997, the Company recorded approximately $3.3 million of revenues for development cost reimbursements from Johnson & Johnson in accordance with the Collaboration Agreement. No similar revenues were recorded for the corresponding period of 1996.

  Research and development expenses increased to approximately $6.8 million for the three months ended June 30, 1997 from $4.1 million for the three months ending June 30, 1996. This increase was primarily due to expanded research, manufacturing, preclinical and clinical-related development activities, including the recruitment of additional personnel, with respect to Lisofylline. The Company expects that research and development expenses will increase significantly as the Company expands its research and development programs and undertakes additional clinical trials, including research, development and clinical activities undertaken pursuant to the Collaboration Agreement with Johnson & Johnson.

  General and administrative expenses increased to approximately $2.1 million for the three months ended June 30, 1997 from approximately $1.5 million for the three months ended June 30, 1996. This increase was primarily due to operating expenses associated with supporting the Company's increased research, development and clinical activities. General and administrative expenses are expected to continue to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income primarily consists of interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $809,000 for the three months ended June 30, 1997 from approximately $248,000 for the three months ended June 30, 1996, reflecting an increase in average cash balances and interest earned thereon. The increase in average cash balances was due to the proceeds from the Company's initial public offering and concurrent sale of common stock to Johnson & Johnson completed late in the first quarter of 1997. Interest expense decreased to approximately $97,000 for the three months ended June 30, 1997 from approximately $123,000 for the three months ended June 30, 1996. This decrease was primarily due to lower average balances of outstanding long-term obligations.

  Six months ended June 30, 1997 compared with six months ended June 30, 1996.

  During the six months ended June 30, 1997, the Company recorded approximately $5.3 million of revenues for development cost reimbursements from Johnson & Johnson in accordance with the Collaboration Agreement. During the six months ended June 30, 1996, the Company received a $3.0 million signing fee from Schering AG ("Schering") pursuant to an agreement to collaborate on the funding, research, development and commercialization of Lisofylline and CT-2584. The Company's agreement with Schering terminated in April 1996.

  Research and development expenses increased to approximately $12.6 million for the six months ended June 30, 1997 from approximately $7.4 million for the six months ended June 30, 1996. This increase was primarily due to expanded research, manufacturing, preclinical and clinical-related development activities, including the recruitment of additional personnel with respect to Lisofylline.

  General and administrative expenses increased to approximately $4.1 million for the six months ended June 30, 1997 from approximately $3.5 million for the six months ended June 30, 1996. This increase was primarily due to operating expenses associated with supporting the Company's increased research, development and clinical activities, offset in part by legal costs associated with the Schering agreement discussed above during the six months ended June 30, 1996.

  Investment income increased to approximately $1.2 million for the six months ended June 30, 1997 from approximately $548,000 for the six months ended June 30, 1996. This increase was primarily associated with interest earnings on a higher average cash balance between the six month periods due to the proceeds of the Company's initial public offering and concurrent sale of common stock to Johnson & Johnson completed late in the first quarter of 1997. Interest expense decreased to approximately $206,000 for the six months ended June 30, 1997 from approximately $259,000 for the six months ended June 30, 1996. This decrease was primarily due to lower average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through the sale of equity securities. As of June 30, 1997, the Company had raised aggregate net proceeds of approximately $132.8 million from such financing activities, including approximately $26.8 million net proceeds from the sale of common stock in its initial public offering in March 1997 and $3.0 million from the sale of common stock to Johnson & Johnson concurrent with the closing of the Company's initial public offering, $30.5 million and $16.9 million from the sale of Series A Convertible Preferred Stock in 1995 and 1996, respectively, $5.0 million from the sale of Series B Convertible Preferred Stock to Johnson & Johnson in 1996, $49.3 million from the sale of common stock in 1992 and 1993, $850,000 from a bridge loan which was subsequently converted to equity, and approximately $400,000 from the exercise of stock options and warrants. In addition, the Company financed the purchase of approximately $11.4 million of property and equipment through financing agreements, of which approximately $2.6 million remained outstanding as of June 30, 1997.

  The Company's principal sources of liquidity are its cash balances, cash equivalents and securities available-for-sale, which totaled approximately $47.9 million as of June 30, 1997. The Company invests in U.S. government obligations and other highly rated liquid debt instruments.

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

  The Company intends to raise additional funds through additional equity or debt financings, research and development financings, collaborative relations, or otherwise. Because of these long-term capital requirements, the Company may seek to access the public or private equity markets from time to time, even if it does not have an immediate need for additional capital at that time. There can be no assurance that additional financing will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. The Company may also be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

  As of June 30, 1997, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $81 million and research and development credit carryforwards of approximately $2.2 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are outside of the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

  The time frame for market success for any of the Company's potential products is long and uncertain. The Company is at its development stage and its technology is unproven. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research and development and clinical trial efforts will be successful, that its lead drug candidate, Lisofylline, or any of its other proposed products, will prove to be safe and efficacious in clinical trials or meet applicable regulatory standards, that unforeseen problems will not develop with the Company's technologies or applications, or that any commercially successful products will ultimately be developed by the Company. The Company faces substantial competition from a variety of sources, both direct and indirect. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors.

  The Company is dependent on the future payments from Johnson & Johnson under the Collaboration Agreement to continue the development and commercialization of Lisofylline as presently planned. There can be no assurance that Johnson & Johnson will be able to establish effective sales and distribution capabilities or will be successful in gaining market acceptance for Lisofylline, that Johnson & Johnson will devote sufficient resources to the commercialization of products under the Collaboration Agreement or that Johnson & Johnson will not terminate the Collaboration Agreement in accordance with its terms. The Company's products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. However, the Company has initiated commercial scale manufacturing in early 1997. The Company currently has no internal manufacturing facilities and has no experience in sales, marketing or distribution. If the Company develops any additional products with commercial potential outside of the Johnson & Johnson collaboration, it may seek to enter into collaborative arrangements with other parties which have established manufacturing, sales, marketing and distribution capabilities or may need to develop such resources on its own.

  The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Other risk factors that may affect the Company's future results include competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

                                    PART II

ITEM 4SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On June 18, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting"). Each share of Common Stock was entitled to one vote per share.

  At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

                                                  TERM
   DIRECTOR NOMINATED                            EXPIRES VOTES FOR VOTES AGAINST
   ------------------                            ------- --------- -------------
   James A. Bianco, M.D. .......................  2000   2,468,903     7,672
   Jack W. Singer, M.D. ........................  2000   2,468,903     7,672
   Mary O'Neil Mundinger, D.P.H.................  2000   2,468,903     7,672
   Wilfred E. Jaeger, M.D. .....................  1999   2,468,903     7,672
   Jeremy L. Curnock Cook.......................  1998   2,468,903     7,672

  The Company's Stockholders also approved a proposal for the adoption of amendments to the Company's 1994 Equity Incentive Plan (the "1994 Plan") to
(i) increase the maximum number of shares issuable under the 1994 Plan by an additional 1,000,000 shares to a total of 2,336,715 shares; (ii) impose a 233,671-share limit on the maximum number of shares of Common Stock for which any one individual may be granted stock options, stock appreciation rights and direct stock awards in the aggregate per calendar year under the 1994 Plan; and (iii) effect a series of additional changes to the provisions of the 1994 Plan (including the stockholder approval requirements, the transferability of nonstatutory stock options, the elimination of the six (6)-month holding period requirement as a condition to the exercise of stock options and stock appreciation rights by officers and Directors and the elimination of certain restrictions of non-employee Directors to serve as an administrator of the 1994 Plan) in order to take advantage of the recent amendments to Rule 16b-3 of the Securities and Exchange Commission (the "SEC") which exempts certain officer and director transactions under the 1994 Plan from the short-swing liability provisions of the Federal securities laws. With respect to this proposal there were 1,034,971 votes cast for the proposal, 264,685 votes cast against the proposal, 3,545 abstentions and 1,173,374 broker non-votes.

  The Company's Stockholders also approved a proposal for the grant to each non-employee Director of a fully-vested nonstatutory stock option to purchase 14,285 shares of Common Stock, other than Dr. Link, who was granted a fully-vested nonstatutory stock option to purchase 28,570 shares of Common Stock. With respect to this proposal there were 1,255,965 votes cast for the proposal, 43,441 votes cast against the proposal, 3,795 abstentions and 1,173,374 broker non-votes.

  The Company's stockholders also approved a proposal to amend the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") to change the formula by which the purchase price of the shares of Common Stock issuable upon exercise of an option granted under the Purchase Plan will be calculated. The purchase price of shares of Common Stock issuable upon exercise of an option granted under the Purchase Plan was changed from 85% of the average of the fair market value of the Common Stock at the beginning and at the end of each six month offering period to 85% of the lower of the fair market value of the Common Stock at the beginning and at the end of each six month offering period. With respect to this proposal there were 2,067,304 votes cast for the proposal, 109,435 votes cast against the proposal, 6,056 abstentions and 293,780 broker non-votes

  The Company's stockholders also ratified the selection of Ernst & Young LLP as the independent auditors for the Company for the year ended December 31, 1997. With respect to this proposal there were 2,464,602 votes cast for the proposal, 7,165 votes cast against the proposal, and 4,808 abstentions.

  No other matters were voted on at the Annual Meeting.

ITEM 6EXHIBITS AND REPORTS ON FORM 8-K

  (A)EXHIBITS

    11.1 Computation of net loss per share

    27.1 Financial Data Schedule

  (B)REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          CELL THERAPEUTICS, INC.
                                               (Registrant)

Dated: August 14, 1997                    By:   /s/ James A. Bianco, M.D.
                                             ----------------------------------
                                              James A. Bianco, M.D.
                                              President and Chief Executive
                                              Officer

Dated: August 14, 1997                    By:      /s/ Louis A. Bianco
                                             ----------------------------------
                                              Louis A. Bianco
                                              Executive Vice President,
                                              Finance and Administration
                                              (Principal Financial Officer,
                                              Chief Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT NO. DESCRIPTION
     ----------- -----------
      11.1       Computation of net loss per share
      27.1       Financial Data Schedule