Form 10-Q
period 1997-09-30
CELL THERAPEUTICS INC
filed 1997-11-13
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: September 30, 1997

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

                                (206) 282-7100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   Yes   X    No
                                                     -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          CLASS                       OUTSTANDING AT OCTOBER 31, 1997
                          -----                       -------------------------------
      Common Stock, no par value (including associ-
       ated Preferred Stock Purchase Rights)........            15,375,871

================================================================================
    This report on Form 10-Q, including all exhibits, contains   pages. The
                      exhibit index is located on page  .

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 ITEM 1: FINANCIAL STATEMENTS
         Consolidated Balance Sheets (unaudited) -- September 30, 1997        3
         and December 31, 1996...........................................
         Consolidated Statements of Operations (unaudited) -- Three months and nine months ended September 30, 1997 and 1996 and the period from September 4, 1991 (date of incorporation) to
         September 30, 1997..............................................     4
         Consolidated Statements of Cash Flows (unaudited) -- Three months and nine months ended September 30, 1997 and 1996 and the period from September 4, 1991 (date of incorporation) to
         September 30, 1997..............................................     5
         Notes to Consolidated Financial Statements......................     6
 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................     7
 PART II OTHER INFORMATION
 ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................    11
         SIGNATURES......................................................    13
         EXHIBIT INDEX...................................................    14

                                     PART I

ITEM 1 FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                     -------------  ------------
ASSETS                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents......................... $  7,823,785   $  5,483,515
  Securities available-for-sale.....................   33,621,036     25,503,049
  Collaboration agreement receivables...............    3,765,208            --
  Prepaid expenses and other current assets.........      317,638        256,892
                                                     ------------   ------------
Total current assets................................   45,527,667     31,243,456
Property and equipment, net.........................    5,564,768      5,117,936
Notes receivable from officers, less current por-
 tion...............................................      161,193        172,698
Other assets........................................      392,170        467,603
                                                     ------------   ------------
Total assets........................................ $ 51,645,798   $ 37,001,693
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $    105,921   $    651,130
  Accrued expenses..................................    3,588,564      3,065,297
  Current portion of long-term obligations..........    1,315,990      1,226,971
                                                     ------------   ------------
Total current liabilities...........................    5,010,475      4,943,398
Long-term obligations, less current portion.........    1,061,551      2,004,575
Commitments
Shareholders' equity:
  Preferred Stock:
    Authorized shares--10,000,000:
     Series A Convertible Preferred Stock, no par
      value:
      Designated shares--none and 146,193.272 at
       September 30, 1997 and December, 31 1996,
       respectively
      Issued and outstanding shares--0 and
       146,193.272 at September 30, 1997 and
       December 31, 1996, respectively (liquidation
       preference $335 per share aggregating $0 and
       $48,974,746 at September 30, 1997 and
       December 31, 1996, respectively).............          --      47,366,204
     Series B Convertible Preferred Stock, no par
      value:
      Designated shares--none and 14,925.373 at
       September 30, 1997 and December 31, 1996,
       respectively
      Issued and outstanding shares--0 and
       14,925.373 at September 30, 1997 and December
       31, 1996, respectively (liquidation
       preference $335 per share aggregating $0 and
       $5,000,000 at September 30, 1997 and December
       31, 1996, respectively)......................          --       4,960,000
     Series C Preferred Stock, no par value:
      Designated shares--100,000
      No shares issued and outstanding (liquidation
       preference $1,000 per share).................          --             --
  Common Stock, no par value:
    Authorized shares--100,000,000
    Issued and outstanding shares--13,063,377 and
     4,943,472 at September 30, 1997 and
     December 31, 1996, respectively................  134,454,228     51,810,160
  Deficit accumulated during development stage......  (88,880,456)   (74,082,644)
                                                     ------------   ------------
Total shareholders' equity..........................   45,573,772     30,053,720
                                                     ------------   ------------
Total liabilities and shareholders' equity.......... $ 51,645,798   $ 37,001,693
                                                     ============   ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  PERIOD FROM
                                                                                  SEPTEMBER 4,
                            THREE MONTHS ENDED          NINE MONTHS ENDED        1991 (DATE OF
                              SEPTEMBER 30,               SEPTEMBER 30,          INCORPORATION)
                          ------------------------  --------------------------  TO SEPTEMBER 30,
                             1997         1996          1997          1996            1997
                          -----------  -----------  ------------  ------------  ----------------
Revenues:
  Collaboration
  agreements............  $ 3,629,324  $   250,000  $  8,896,304  $  3,250,000    $ 18,117,110
Operating expenses:
  Research and
  development...........    6,099,485    3,583,362    18,726,776    10,980,238      79,597,427
  General and
  administrative........    2,350,861    1,831,305     6,483,265     5,358,418      31,226,544
                          -----------  -----------  ------------  ------------    ------------
                            8,450,346    5,414,667    25,210,041    16,338,656     110,823,971
                          -----------  -----------  ------------  ------------    ------------
Loss from operations....   (4,821,022)  (5,164,667)  (16,313,737)  (13,088,656)    (92,706,861)
Other income (expense):
  Investment income.....      654,344      199,168     1,836,913       746,863       5,810,672
  Interest expense......      (90,917)    (128,526)     (296,820)     (387,785)     (1,949,282)
                          -----------  -----------  ------------  ------------    ------------
Net loss................  $(4,257,595) $(5,094,025) $(14,773,644) $(12,729,578)   $(88,845,471)
                          ===========  ===========  ============  ============    ============
Net loss per share......  $     (0.33) $     (1.03) $      (1.41) $      (2.58)
                          ===========  ===========  ============  ============
Shares used in
 computation of net loss
 per share..............   13,031,064    4,943,021    10,454,081     4,938,161
                          ===========  ===========  ============  ============
Pro forma:
  Net loss per share....  $     (0.33) $     (0.65) $      (1.23) $      (1.63)
                          ===========  ===========  ============  ============
  Shares used in
  computation of net
  loss per share........   13,031,064    7,851,783    11,978,161     7,797,929
                          ===========  ===========  ============  ============


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  PERIOD FROM
                                                                  SEPTEMBER 4,
                                        NINE MONTHS ENDED        1991 (DATE OF
                                         SEPTEMBER 30,           INCORPORATION)
                                    --------------------------  TO SEPTEMBER 30,
                                        1997          1996            1997
                                    ------------  ------------  ----------------
OPERATING ACTIVITIES
Net loss..........................  $(14,773,644) $(12,729,578)  $ (88,845,471)
Adjustments to reconcile net loss
 to net cash used in operating ac-
 tivities:
 Depreciation and amortization....     1,291,124     1,250,396       7,752,384
 Noncash compensation expense.....       100,186           --          100,186
 Noncash research and development
  expense.........................           --            --        1,155,750
 Noncash interest expense.........           --            --           25,918
 Noncash rent expense.............        55,582        25,047         549,870
 Investment premium amortization..      (119,267)       93,023         402,794
Changes in assets and liabilities:
 Collaboration agreement receiv-
  ables...........................    (3,765,208)          --       (3,765,208)
 Prepaid expenses.................       (60,746)      (16,375)       (317,638)
 Notes receivable from officers...        11,505        (8,028)       (256,417)
 Other assets.....................        63,025       (15,438)       (420,579)
 Accounts payable.................      (545,209)      209,858         105,921
 Accrued expenses.................       523,267        43,422       3,588,564
                                    ------------  ------------   -------------
   Total adjustments..............    (2,445,742)    1,581,905       8,921,545
                                    ------------  ------------   -------------
   Net cash used in operating ac-
    tivities......................   (17,219,386)  (11,147,673)    (79,923,926)
                                    ------------  ------------   -------------
INVESTING ACTIVITIES
 Purchases of securities avail-
  able-for-sale...................   (41,035,377)   (7,055,269)   (117,061,404)
 Proceeds from sales of securities
  available for-sale..............     1,999,444           --       16,889,757
 Proceeds from maturities of secu-
  rities available-for-sale.......    31,013,045    10,824,000      66,112,832
 Purchase of property and equip-
  ment............................    (1,741,378)     (707,601)    (13,076,314)
 Dispositions of property and
  equipment.......................        15,831           --          167,300
                                    ------------  ------------   -------------
   Net cash provided by (used in)
    investing activities..........    (9,748,435)    3,061,130     (46,967,829)
                                    ------------  ------------   -------------
FINANCING ACTIVITIES
 Sales of common stock to found-
  ers.............................           --            --           80,000
 Proceeds from borrowings from
  stockholder.....................           --            --          850,000
 Sale of common stock via initial
  public offering, net of offering
  costs...........................    26,802,251           --       26,802,251
 Sale of Series A Preferred Stock
  via private placement, net of
  offering costs..................           --     14,970,000      47,366,204
 Sale of Series B Preferred Stock
  via private placement, net of
  offering costs..................           --            --        4,960,000
 Sale of common stock via private
  placements, net of offering
  costs...........................     3,000,000           --       52,307,084
 Repurchase of common stock.......           --            --           (2,522)
 Proceeds from common stock op-
  tions exercised.................       415,427        21,781         496,187
 Proceeds from common stock war-
  rants exercised.................           --        305,558         305,558
 Repayment of long-term obliga-
  tions...........................      (909,587)     (815,010)     (9,380,856)
 Proceeds from the issuance of
  long-term obligations...........           --        616,300      10,931,634
 Change in deferred offering
  costs...........................           --       (334,459)            --
                                    ------------  ------------   -------------
   Net cash provided by financing
    activities....................    29,308,091    14,764,170     134,715,540
                                    ------------  ------------   -------------
   Net increase (decrease) in cash
    and cash equivalents..........     2,340,270     6,677,627       7,823,785
   Cash and cash equivalents at
    beginning of period...........     5,483,515     6,931,592             --
                                    ------------  ------------   -------------
   Cash and cash equivalents at
    end of period.................  $  7,823,785  $ 13,609,219   $   7,823,785
                                    ============  ============   =============
Supplemental schedule of noncash
 investing and financing activi-
 ties:
 Acquisition of equipment pursuant
  to capital lease obligations....  $        --   $        --    $     362,425
                                    ============  ============   =============
 Conversion of convertible debt
  and related accrued interest
  into common stock...............  $        --   $        --    $     875,918
                                    ============  ============   =============
Supplemental disclosure of cash
 flow information:
 Cash paid during the period for
  interest........................  $    296,820  $    390,034   $   1,922,845
                                    ============  ============   =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1996 included in the Company's Form 10-K for the year ended December 31, 1996, and the Company's unaudited financial statements for the quarters ended March 31 and June 30 , 1997 included in the Company's quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 1997.

  Certain prior year balances have been reclassified to conform to the current year presentation.

(2)SIGNIFICANT AGREEMENTS

  In November 1996, cti entered into a Collaboration and License Agreement (the "Collaboration Agreement") with Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of Lisofylline ("LSF"), to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by bone marrow transplantation ("BMT"). Johnson & Johnson has agreed, subject to certain termination rights, to fund up to $12,000,000 of the Company's budgeted BMT development costs per year for each of 1997 and 1998. The Company recorded $2,629,324 and $7,896,304 of collaboration agreement revenues related to the reimbursement of development expenses by Johnson & Johnson for the three and nine month periods ended September 30, 1997, respectively. In addition, in September 1997, Johnson & Johnson exercised an option under the Collaboration Agreement to expand its participation to include the development of LSF to include the treatment of patients with acute myelogenous leukemia ("AML") undergoing high dose chemotherapy. In connection with this milestone, Johnson & Johnson made a $1.0 million payment to cti, and under the expanded terms of the Collaboration Agreement, will pay 60% of all AML development costs.

(3)NET LOSS PER SHARE

  In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted after December 31, 1997. Statement No. 128 supersedes Accounting Principles Board Opinion No.
15. At that time, the Company will be required to change the method currently used to calculate net loss per share and to restate prior periods. At September 30, 1997 and 1996 and December 31, 1996, there is no material impact on the Company's calculations of net loss per share.

  The pro forma net loss per share is computed based on net loss per share adjusted for the assumed conversion of all outstanding shares of convertible preferred stock into common stock at the time of issuance.

(4)SUBSEQUENT EVENT

  On October 27, 1997, the Company completed a follow-on public offering of
2.3 million shares of its Common Stock at an offering price of $16.00 per share, resulting in estimated net proceeds of approximately $34.3 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. When used in this Form 10-Q, the words "believes," "anticipates," "expects", "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. The Company's actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's registration statement on Form S-1, as amended and registration statement on Form S-3. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW

  Cell Therapeutics, Inc. ("cti" or the "Company") focuses on the discovery, development and commercialization of small molecule drugs that selectively regulate the metabolism of oxidized lipids and phospholipids relevant to the treatment of cancer and inflammatory and immune diseases. Since commencement of operations in 1992, the Company has been engaged in research and development activities, including conducting preclinical studies and clinical trials, recruiting its scientific and management personnel, establishing laboratory facilities and raising capital. The Company has not received any revenue from the sale of products to date and does not expect to receive revenues from the sale of products for at least the next several years.

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

  As of September 30, 1997, the Company had incurred aggregate net losses of approximately $88.8 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. Through September 30, 1997, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $133.2 million.

RESULTS OF OPERATIONS

  Three months ended September 30, 1997 compared with three months ended September 30, 1996.

  During the three months ended September 30, 1997, the Company recorded approximately $2.6 million of revenues for development cost reimbursements from Johnson & Johnson in accordance with the Collaboration Agreement and a $1.0 million milestone payment in connection with Johnson & Johnson exercising its option to expand its participation under the Collaboration Agreement to include the development of Lisofylline ("LSF") for treatment of patients with newly diagnosed acute myelogenous leukemia ("AML") undergoing high dose induction chemotherapy. No similar revenues were recorded for the corresponding period of 1996.

  Research and development expenses increased to approximately $6.1 million for the three months ended September 30, 1997 from $3.6 million for the three months ending September 30, 1996. This increase was primarily due to expanded research, manufacturing and preclinical related development activities, including the recruitment of additional personnel, with respect to LSF and, to a lesser extent, expanded manufacturing related development activities with respect to cti's anti-cancer compound, CT-2584, the Company's novel small molecule drug under investigation for the treatment of patients with multidrug (e.g., chemotherapy) resistant cancers. The Company expects that research and development expenses will increase significantly as the Company expands its research and development programs and undertakes additional clinical trials, including research, development and clinical activities undertaken pursuant to the Collaboration Agreement with Johnson & Johnson.

  General and administrative expenses increased to approximately $2.4 million for the three months ended September 30, 1997 from approximately $1.8 million for the three months ended September 30, 1996. This increase was primarily due to operating expenses associated with supporting the Company's increased research and development activities. General and administrative expenses are expected to continue to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income primarily consists of interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $654,000 for the three months ended September 30, 1997 from approximately $199,000 for the three months ended September 30, 1996, reflecting an increase in average cash balances and interest earned thereon. The increase in average cash balances was due to the proceeds from the Company's initial public offering and concurrent sale of common stock to Johnson & Johnson completed late in the first quarter of 1997. Interest expense decreased to approximately $91,000 for the three months ended September 30, 1997 from approximately $129,000 for the three months ended September 30, 1996. This decrease was primarily due to lower average balances of outstanding long-term obligations.

  Nine months ended September 30, 1997 compared with nine months ended September 30, 1996.

  During the nine months ended September 30, 1997, the Company recorded approximately $7.9 million of revenues for development cost reimbursements from Johnson & Johnson in accordance with the Collaboration Agreement and a $1.0 million milestone payment in connection with Johnson & Johnson excercising its option to expand its participation under the Collaboration Agreement to include AML. During the nine months ended September 30, 1996, the Company received a $3.0 million signing fee from Schering AG ("Schering") pursuant to an agreement to collaborate on the funding, research, development and commercialization of LSF and CT-2584. This agreement was terminated by Schering in April 1996. During the nine months ended September 30, 1996, the Company also recorded a $250,000 milestone payment from BioChem Pharma.

  Research and development expenses increased to approximately $18.7 million for the nine months ended September 30, 1997 from approximately $11.0 million for the nine months ended September 30, 1996. This increase was primarily due to expanded research, manufacturing, preclinical and clinical-related development activities, including the recruitment of additional personnel with respect to LSF and, to a lesser extent, expanded manufacturing and preclinical related development activities with respect to cti's anti-cancer compound CT-2584.

  General and administrative expenses increased to approximately $6.5 million for the nine months ended September 30, 1997 from approximately $5.4 million for the nine months ended September 30, 1996. This increase was primarily due to operating expenses associated with supporting the Company's increased research, development and clinical activities, offset in part by legal costs associated with the Schering agreement discussed above during the nine months ended September 30, 1996.

  Investment income increased to approximately $1.8 million for the nine months ended September 30, 1997 from approximately $747,000 for the nine months ended September 30, 1996. This increase was primarily associated with interest earnings on a higher average cash balance between the nine month periods due to the proceeds of the Company's initial public offering and concurrent sale of common stock to Johnson & Johnson completed late in the first quarter of 1997. Interest expense decreased to approximately $297,000 for the nine months ended September 30, 1997 from approximately $388,000 for the nine months ended September 30, 1996. This decrease was primarily due to lower average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through the sale of equity securities. As of September 30, 1997, the Company had raised aggregate net proceeds of approximately $133.2 million from such financing activities, including approximately $26.8 million net proceeds from the sale of common stock in its initial public offering in March 1997 and $3.0 million from the sale of common stock to Johnson & Johnson concurrent with the closing of the Company's initial public offering. The remaining proceeds of approximately $103.4 million were raised from private placements of Series A and B Convertible Preferred Stock and Common Stock, a bridge loan and the exercise of stock options and warrants. In addition, the Company financed the purchase of approximately $11.4 million of property and equipment through financing agreements, of which approximately $1.8 million remained outstanding as of September 30, 1997.

  The Company's principal sources of liquidity are its cash balances, cash equivalents, securities available-for-sale and collaboration agreement receivables, which totaled approximately $45.2 million as of September 30, 1997. The Company invests in U.S. government obligations and other highly rated liquid debt instruments.

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

  The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources, including the net proceeds from the October 1997 follow-on public offering, and the interest earned thereon, combined with anticipated funding from Johnson & Johnson under the Collaboration Agreement, will enable the Company to maintain its current and planned operations at least through the middle of 1999. In the event that Johnson & Johnson were to terminate its participation in the Collaboration Agreement prior to such date, the Company expects that it would eliminate certain presently planned development activities. Furthermore, the Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including; the continuation of the Company's collaboration with Johnson & Johnson; continued scientific progress in its research and development programs; the magnitude of such programs; the terms of any additional collaborative arrangements that the Company may enter into; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

  The Company intends to raise additional funds through additional equity or debt financings, research and development financings, collaborative relationships, or otherwise. The Company may engage in these capital raising activities even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to cti or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. If adequate funds are not available, cti may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require cti to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

  As of September 30, 1997, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $85 million and research and development credit carryforwards of approximately $2.5 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are outside of the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

  The time frame for market success for any of the Company's potential products is long and uncertain. The Company is at its development stage and its technology is unproven. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research and development and clinical trial efforts will be successful, that its lead drug candidate, LSF, or any of its other proposed products, will prove to be safe and efficacious in clinical trials or meet applicable regulatory standards, that unforeseen problems will not develop with the Company's technologies or applications, or that any commercially successful products will ultimately be developed by the Company. The Company faces substantial competition from a variety of sources, both direct and indirect. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors.

  The Company is dependent on the future payments from Johnson & Johnson under the Collaboration Agreement to continue the development and commercialization of LSF as presently planned. There can be no assurance that Johnson & Johnson will be able to establish effective sales and distribution capabilities or will be successful in gaining market acceptance for LSF, that Johnson & Johnson will devote sufficient resources to the commercialization of products under the Collaboration Agreement or that Johnson & Johnson will not terminate the Collaboration Agreement in accordance with its terms. The Company's products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. However, the Company has initiated commercial scale manufacturing in early 1997. The Company currently has no internal manufacturing facilities and has no experience in sales, marketing or distribution. If the Company develops any additional products with commercial potential outside of the Johnson & Johnson collaboration, it may seek to enter into collaborative arrangements with other parties which have established manufacturing, sales, marketing and distribution capabilities or may need to develop such resources on its own.

  The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Other risk factors that may affect the Company's future results include competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

  (A)  EXHIBITS

    11.1 Computation of net loss and pro forma net loss per share

    27.1 Financial Data Schedule

    99.1 Registrant's 1996 Employee Stock Purchase Plan (as amended)

    99.2 Stock Purchase Agreement for Registrant's 1996 Employee Stock Purchase Plan (as amended)

    99.3 Enrollment/Change Form for Registrant's 1996 Employee Stock Purchase Plan (as amended)

    99.4 Nonstatutory Stock Option Agreement for Registrant's 1994 Equity Incentive Plan

    99.5 Incentive Stock Option Agreement for Registrant's 1994 Equity Incentive Plan

  (B)  REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          CELL THERAPEUTICS, INC.
                                               (Registrant)

Dated: November 13, 1997                  By:   /s/ James A. Bianco, M.D.
                                              --------------------------------
                                              James A. Bianco, M.D.
                                              President and Chief Executive
                                              Officer

Dated: November 13, 1997                  By:   /s/ Louis A. Bianco
                                              ---------------------------------
                                              Louis A. Bianco
                                              Executive Vice President,
                                              Finance and Administration
                                              (Principal Financial Officer,
                                              Chief Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT NO. DESCRIPTION
     ----------- -----------
      11.1       Computation of net loss and pro forma net loss per share
      27.1       Financial Data Schedule
      99.1       Registrant's 1996 Employee Stock Purchase Plan (as amended)
      99.2       Stock Purchase Agreement for Registrant's 1996 Employee
                 Stock Purchase Plan (as amended)
      99.3       Enrollment/Change Form for Registrant's 1996 Employee Stock
                 Purchase Plan (as amended)
      99.4       Nonstatutory Stock Option Agreement for Registrant's 1994
                 Equity Incentive Plan
      99.5       Incentive Stock Option Agreement for Registrant's 1994
                 Equity Incentive Plan