Form 10-K
period 1997-12-31
CELL THERAPEUTICS INC
filed 1998-03-31
CIK 891293

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                                  (Mark One)

  [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended December 31, 1997

    [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                    For the Transition Period from   to

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

                               ----------------


       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                        Preferred Stock Purchase Rights

                               ----------------
                              (titles of classes)

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  On March 27, 1998, Cell Therapeutics, Inc. had 15,383,414 outstanding shares of Common Stock. Of those, 9,398,749 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the closing price of such shares on the Nasdaq National Market on March 27, 1998, was approximately $39,944,683. Shares of Common Stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                   Documents Incorporated by Reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

GENERAL

  Cell Therapeutics, Inc. ("cti" or the "Company") focuses on the discovery, development and commercialization of small molecule drugs that selectively regulate the metabolism of oxidized lipids and phospholipids relevant to the treatment of cancer and inflammatory and immune diseases. The Company's lead product candidate, Lisofylline ("LSF"), is being developed to prevent or reduce treatment-related toxicities, specifically serious and fatal infections, mucositis and treatment-related mortality, among cancer patients receiving high dose radiation and/or chemotherapy. In November 1996, cti entered into a Collaboration and License Agreement (the "Collaboration Agreement") with Johnson & Johnson for the joint development and commercialization of LSF to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by bone marrow transplantation ("BMT"). In September 1997, Johnson & Johnson exercised an option under the Collaboration Agreement to expand its participation in the development of LSF for treatment of patients with newly diagnosed acute myelogenous leukemia ("AML") undergoing high dose induction chemotherapy. The Company is currently conducting two pivotal Phase III clinical trials for LSF; the first among patients receiving high dose radiation and/or chemotherapy followed by BMT from unrelated donors, and the second among patients undergoing high dose induction chemotherapy for AML. On March 25, 1998, the Company announced preliminary results of its 132 patient Phase III clinical trial of LSF in cancer patients undergoing high dose radiation and/or chemotherapy followed by BMT from related donors (siblings). The primary endpoints of this trial, reduction in neutropenia-related infections and reduction in BMT-treatment-related mortality, were not met. See "--Recent Development."

  In addition to its oncology applications, the Company is also investigating LSF for use as an agent to prevent or reduce the incidence and severity of acute lung injury ("ALI") and mortality among patients requiring mechanical ventilation for respiratory failure for which it began a pivotal Phase II/III trial in the first quarter of 1998. The Company is also developing CT-2584, a novel small molecule drug for the treatment of patients with multidrug (e.g., chemotherapy) resistant cancers, including prostate cancer and sarcomas, for which it expects to begin a Phase II clinical trial in the second quarter of 1998. The Company has devoted substantial resources to building a unique drug discovery platform based on its proprietary technology in oxidized lipid and phospholipid chemistry and believes it can leverage its enabling oxidized lipid and phospholipid technologies to identify development opportunities in other disease states, such as diabetes or cardiovascular disease, where oxidized lipids may be implicated in the pathogenesis or manifestations of such diseases.

  Cell Therapeutics, Inc. was incorporated in Washington in September 1991. The Company has not received any revenue from the sale of products to date and does not expect to receive revenues from the sale of products for at least the next several years. The Company's executive offices are located at 201 Elliott Avenue West, Seattle, Washington 98119, and its telephone number is (206) 282-7100.

RISK FACTORS

  Dependence on Single Drug Candidate. The Company is conducting two pivotal Phase III clinical trials for its lead product candidate, LSF. There can be no assurance that such Phase III trials will be successfully completed, that further clinical studies will not be needed or that any such clinical trials will lead to product approval by the United States Food and Drug Administration (the FDA). Furthermore, there can be no assurance that the Company will be successful in its efforts to develop LSF for any indications. The remainder of the Company's drug candidates are still in research and development, preclinical trials or clinical trials. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources prior to commercialization. The Company is, therefore, dependent on the successful completion of its pivotal Phase III trials and obtaining regulatory approval of LSF to generate revenues while it continues the research, development and regulatory approval processes for its other drug candidates. Although the Company is currently seeking to develop other drug candidates and to expand the number of drug candidates it has under development, there can be no assurance that it will be successful in such development or expansion. If LSF does not successfully complete clinical testing and meet applicable regulatory requirements, or is not successfully manufactured or marketed, the Company may not have the financial resources to continue research and development of other product candidates. The failure to successfully develop, manufacture or market LSF would have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations. See "--Risk Factors--No Assurance of FDA Approval; Comprehensive Government Regulation", "--Products Under Development" and "--Recent Development."

  No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials. The Company has no products commercially available for sale and does not expect to have any products commercially available for sale for at least the next several years, if ever. The time frame for achievement of market introduction for any potential product is long and uncertain. Two of the Company's product candidates, LSF and CT-2584, are currently in clinical trials for certain indications. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. In addition, data obtained from clinical trials are susceptible to varying interpretations. There can be no assurance that the Company and its collaborators will agree on the interpretation of the Company's future clinical trial results or that the Company's clinical trials will demonstrate sufficient terms of safety and efficacy necessary to obtain the requisite regulatory clearance or will result in marketable products.

  The Company's research and development programs for products other than LSF and CT-2584 are at an early stage of development. Preclinical in vitro and animal studies are not necessarily indicative of results that may be obtained during human clinical testing. Many potential therapeutic products indicate positive preclinical results which are not subsequently reproduced in humans. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources prior to commercialization. There can be no assurance that the Company's research will lead to the discovery of additional product candidates or that LSF, CT-2584 or any other products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully or profitably marketed. There can be no assurance as to the extent to which any products developed by cti will be able to penetrate the potential market for a particular therapy or indication or gain market acceptance among health care providers, patients or third-party payors.

  The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations. There can be no assurance that the Company will be able to submit a New Drug Application (NDA) as scheduled if clinical trials are completed, or that any such application will be reviewed and cleared by the FDA in a timely manner, or at all.

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

  Reliance on Relationship with Johnson & Johnson. The Company is dependent on the future payments from Johnson & Johnson to continue the development and commercialization of LSF as presently planned. Under the terms of the Collaboration Agreement between Johnson & Johnson and the Company, Johnson & Johnson has committed to fund 60 percent of cti's budgeted development expenses in the United States incurred in connection with obtaining regulatory approval for LSF for the prevention or reduction of the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by BMT and the treatment of patients with newly diagnosed AML undergoing high dose chemotherapy. Johnson & Johnson will be responsible for obtaining regulatory approval for LSF outside of the United States and Canada at its own expense. Although cti and Johnson & Johnson will co-promote LSF in the United States, Johnson & Johnson will have primary responsibility for commercializing LSF. There can be no assurance that Johnson & Johnson will be able to establish effective sales and distribution capabilities or will be successful in gaining market acceptance for LSF or that Johnson & Johnson will devote sufficient resources to the commercialization of products under the Collaboration Agreement. If Johnson & Johnson did not continue its participation in the development and commercialization of LSF, the Company would not be able to continue the development of LSF as presently planned which could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations.

  Although Johnson & Johnson has committed to fund 60 percent of cti's budgeted development expenses incurred with obtaining regulatory approval in the United States for the BMT and AML indications, Johnson & Johnson may terminate the Collaboration Agreement at any time based upon material safety or tolerability issues related to LSF upon 30 days notice and for any reason subject to a six-month notice period. Johnson & Johnson would have no further obligation to fund cti's development expenses related to LSF following such termination. However, the financial and other obligations of Johnson & Johnson (aside from Johnson & Johnson's obligation to make additional payments to, and equity investments in, cti if certain development milestones are achieved after the notice date) would continue during such six-month notice period. If Johnson & Johnson were to terminate its participation in the Collaboration Agreement, the Company would not be able to continue the development of LSF as presently planned which could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations. If adequate funds were not then available from other sources, the Company would be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities or seek to obtain funds through arrangements with collaborative partners or others on terms which may be less favorable to cti than the Collaboration Agreement. See "--Risk Factors--Need for Substantial Additional Funds."

  Ability to Protect Intellectual Property. The Company's success will depend in part on its ability to obtain patent protection for its products and technologies in the United States and other countries, effectively preserve its trade secrets, enforce its rights against third parties which may infringe on its technology and operate without infringing on the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in biotechnology or pharmaceutical patents, or their enforceability, cannot be predicted. The Company intends to file applications as appropriate for patents covering both its products and processes. There can be no assurance that any patents will issue from any present or future applications or, if patents do issue, that such patents will be issued on a timely basis or that claims allowed on issued patents will be sufficient to protect the Company's technology. In addition, there can be no assurance that the patents issued to cti will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. There can be no assurance that patents issued to the Company currently or in the future will effectively protect the technology involved, foreclose the development of competitive products by others or otherwise be commercially valuable.

  The commercial success of the Company will also depend in part on the Company's neither infringing the patents or proprietary rights of third parties nor breaching any technological licenses which relate to the Company's technologies and potential products. In general, the development of therapeutic products is intensely competitive and many pharmaceutical companies, biotechnology companies, universities and research institutions have filed and will continue to file patent applications and receive patents in this field. If patents are issued to other entities that contain competitive or conflicting claims with respect to technology pursued by cti and such claims are ultimately determined to be valid, no assurance can be given that cti will be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology or compounds. In such case, the Company could be precluded from using technology that is the subject matter of such patents, which could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations. There has been significant litigation in the pharmaceutical and biotechnology industry regarding patents and other proprietary rights, and although the Company is not currently engaged in litigation regarding intellectual property matters, from time to time the Company sends and receives communications to and from third parties regarding such matters. In order to enforce any patents issued to the Company or determine the scope, validity or priority of other parties' proprietary rights, the Company may have to engage in litigation or interference or other administrative proceedings, which would result in substantial cost to, and diversion of efforts by, the Company. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation or interference or other administrative proceedings, regardless of the merits of such claims. No assurance can be given that any necessary licenses can be obtained on commercially reasonable terms, or at all. Should litigation or interference or other administrative proceedings with respect to any such claims commence, such litigation or interference or other administrative proceedings could be extremely costly and time consuming and could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations, regardless of the outcome of such litigation or interference or other administrative proceedings.

  As of March 27, 1998, the Company had twelve issued patents covering the pharmaceutical composition, commercial manufacturing process and oncology and anti-inflammatory uses of LSF in the United States. The Company is aware of a patent belonging to third parties that could be interpreted to compromise the Company's freedom to sell LSF in the United States for certain non-oncology applications. The Company believes, upon the advice of its patent counsel, that any such interpretation is relevant only in connection with the Company's use of LSF in preventing lung injury following traumatic injury (such as acute lung injury and Acute Respiratory Distress Syndrome) or sepsis and, irrespective of such interpretation, that the Company's planned manufacture, sale or use of LSF as described in this Form 10-K does not infringe any valid claim of such third-party patent. If such third-party patent rights were interpreted to limit the use of LSF, the Company could be required to obtain a license from such parties. There can be no assurance that any such license would be available to the Company upon reasonably acceptable terms, if at all. If the Company were so required to obtain a license from such parties, the inability of the Company to obtain such a license on reasonably acceptable terms would have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations. The Company could also face significant costs associated with any litigation relating to such patent.

  In order to protect its proprietary technology and processes, cti also relies on confidentiality and material transfer agreements with its corporate partners, consultants, outside scientific collaborators and sponsored researchers, other advisors and, in most cases, employees. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for such a breach or that the Company's trade secrets will not otherwise become known or independently discovered by competitors. See "--Patents and Proprietary Rights."

  Technological Uncertainty and Medical Advances. The Company currently relies exclusively upon its lipid-based technology for the discovery, development and commercialization of drugs for the treatment of cancer and inflammatory and immune diseases. To date, the Company's resources have been dedicated primarily to the research and development of potential pharmaceutical products that the Company believes regulate the production and/or degradation of oxidized lipids such as hydroperoxyoctadecadienoic acids (HPODEs) or phospholipids such as phosphatidic acids (PAs). The physiology of cancer, inflammatory and immune disease is complex, and the roles of HPODEs and PAs, and the stress-activated pathways (SAPs) which they appear to activate, are not fully known. Although preclinical and clinical data to date suggest that the species of HPODEs and PAs targeted by the Company's products under development play an important role in the cellular inflammatory and injurious response to cell-damaging stimuli such as radiation, chemotherapy and oxidative injury, there can be no assurance that the Company's therapeutic approaches are correct or that its drug candidates will be proven safe or effective. The Company believes that the elevation and production of HPODEs and PAs and the activation of SAPs do not appear to be primarily utilized for normal cellular processes, and that the Company's drug candidates will not substantially interfere with normal cellular processes at therapeutically relevant levels. See "--Scientific Overview." There can be no assurance that the HPODEs, PAs or SAPs believed to be targeted by the Company's drug candidates do not serve a currently unidentified beneficial purpose which might be adversely affected by the mechanism of action of the Company's drug candidates. No assurance can be given that unforeseen problems will not develop with the Company's technologies or applications, or that commercial products will ultimately be developed by cti. There can be no assurance that research and discoveries by others will not render some or all of cti's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors. Technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's focus on cell membrane lipids in regulating cellular processes. The failure to commercialize such products would have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations.

  History and Continuation of Losses; Development Stage Company. The Company is a development stage company which currently has no sources of operating revenues and has incurred net operating losses since its inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $97.1 million. Such losses have resulted principally from costs incurred in research, development, clinical trials and general and administrative costs associated with the Company's operations. The Company expects that operating losses will continue at increasing levels for at least the next several years as its research, product development, clinical testing and marketing activities expand, and does not expect to receive revenues from the sale of products for at least the next several years, if ever. The Company is working on a number of costly long-term development projects which involve experimental and unproven technology and which may ultimately prove unsuccessful. In addition, since cti does not currently have any marketable products, it expects to incur substantial operating losses for a number of years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will be able to develop additional revenue sources or that its operations will ever become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Need for Substantial Additional Funds. To date, the Company's operations have been funded primarily through the sale of equity securities, which has raised aggregate net proceeds of approximately $167.6 million as of December 31, 1997. The Company expects that its revenue sources for at least the next several years will consist primarily of future expense reimbursements and milestone payments under its collaboration agreements with Johnson & Johnson and with an affiliate of BioChem Pharma, Inc. ("BioChem Pharma"), and interest income. The Company will require substantial additional funds to conduct its existing and planned preclinical and clinical trials, to establish manufacturing and marketing capabilities for any products it may develop and to continue research and development activities. The Company expects that its existing capital resources and the interest earned thereon, combined with anticipated funding from Johnson & Johnson under the Collaboration Agreement will enable the Company to maintain its current and planned operations at least through the end of 1999. The Company will need to raise substantial additional capital to fund its operations beyond such time. See

"--Risk Factors--Reliance on Relationship with Johnson & Johnson," "-- Collaborations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's future capital requirements will depend on, and could increase as a result of, many factors, including: the continuation of the Company's collaboration with Johnson & Johnson; continued scientific progress in its research and development programs; the magnitude and scope of such programs; the terms of any additional collaborative arrangements that the Company may enter into; the progress of preclinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities; and the demand for the Company's products if and when approved.

  The Company intends to raise additional funds through additional equity or debt financings, research and development financings, collaborative relationships, or otherwise. The Company may engage in these capital raising activities even if it does not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available to cti or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing shareholders may result. If adequate funds are not available, cti may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require cti to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  No Assurance of FDA Approval; Comprehensive Government Regulation. Regulatory approval to market human therapeutics must be obtained from the FDA and comparable health authorities in foreign countries and, to a lesser extent, by state and local regulatory authorities in the United States. This process requires lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures, which must establish that such therapeutics are safe and efficacious. Obtaining regulatory approval to market drugs typically takes one or more years after the completion of clinical trials and the filing of an NDA, with no assurance that such approval will ever be obtained. The time involved for regulatory review varies substantially based upon the type, complexity and novelty of the drug. In addition, delays or rejections may be encountered based upon existing and changing policies of regulatory authorities for drug approval during the period of drug development and regulatory review of each submitted NDA. The results obtained in preclinical and early clinical studies are not necessarily indicative of results that will be obtained during future clinical testing. There can be no assurance that the results obtained by the Company to date will continue as testing and trials progress or that the Company's products will ever be approved for commercial sale by the FDA or other regulatory authorities.

  In addition to the substantial time commitment required, the regulatory process, which includes preclinical testing and clinical trials of each compound to establish its safety and efficacy, requires the expenditure of substantial resources. Preclinical studies must be conducted in conformity with the FDA's current Good Laboratory Practices ("GLP"). Clinical trials must meet requirements for institutional review board oversight and informed consent, as well as FDA prior review and acceptance of Investigational New Drug applications ("IND"), continued FDA oversight and current Good Clinical Practices ("GCP"). The Company's experience in conducting clinical trials is limited. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Furthermore, studies conducted with alternative designs or alternative patient populations could produce results which vary from those obtained by the Company. There can be no assurance that the Company's data or its interpretation of its data will be accepted by governmental regulators, the medical community or the Company's collaborators. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials."

  Government regulation also affects the manufacture and marketing of pharmaceutical drug products. Any future FDA or other governmental approval of drug products developed by cti may entail significant limitations on the indicated uses for which such products may be marketed. Approved drug products will be subject to additional testing and surveillance programs required by the regulatory agencies. For example, the Company will be obligated to report certain adverse reactions, if any, to the FDA. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions or criminal proceedings. In the event that cti were to manufacture therapeutic products, cti would be required to adhere to applicable standards for current Good Manufacturing Practices ("GMP") prescribed by the FDA, engage in extensive record keeping and reporting, and submit its manufacturing facilities to periodic inspections by state and federal agencies, including the FDA, and comparable agencies in other countries. In the event that third parties were to manufacture cti's therapeutic products, cti would be required to obtain FDA approval for such manufacture (or any change in manufacturer), and those third-party manufacturers would also be required to adhere to GMP requirements.

  The effect of government regulation may be to delay considerably or prevent entirely the marketing of any product that cti may develop and/or to impose costly procedures upon cti's activities, the result of which may be to furnish an advantage to its competitors. There can be no assurance that regulatory approval for any products developed by cti will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain such approvals would adversely affect cti's ability to market the proposed products and earn product revenue. The Company is unable to predict the extent and impact of regulation resulting from future federal, state or local legislation or administrative actions, or whether such government regulation may have a material adverse effect on cti.

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

  Substantial Competition. The Company faces substantial competition from a variety of sources, both direct and indirect. The Company faces direct competition from many companies focusing on areas such as cell signal transduction, surface receptor technology, transcription factors and gene therapies. There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged more generally in developing synthetic pharmaceutical and biotechnological products for the same therapeutic applications as those which are the subject of the Company's research and development efforts. In some instances, such products have already entered clinical trials or received approval from the FDA. In addition, many of these competitors have significantly greater experience than cti in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. The Company also competes with companies that have substantially greater capital resources and research and development, manufacturing, marketing and sales capabilities. Moreover, certain academic institutions, governmental agencies and other public and private research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technologies that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and compete with the Company in recruiting highly qualified scientific personnel. Other companies may succeed in developing products that are more effective or less costly than any that may be developed by cti and may also prove to be more successful than cti at marketing such products. Competition may increase further as a result of the potential advances in the commercial applicability of genetic engineering technologies and organic chemistry. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier patent protection or product commercialization than cti. See "--Competition."

  Reliance on Third-Party Manufacturers; Manufacture of Products in Commercial Quantities. The manufacturing of sufficient quantities of new drugs is a time consuming, complex and unpredictable process. The Company currently has no internal facilities for the manufacture of any of its products for clinical or commercial production. The Company currently relies on one third party, ChiRex, Ltd. (ChiRex), to manufacture LSF for preclinical testing and clinical trials. The Company's manufacture and supply agreement with ChiRex provides for the manufacture and supply of LSF bulk drug and corresponding intermediate compounds for the Company's requirements for ongoing and future clinical trials and commercial requirements during product launch and commercialization. Under the terms of the Collaboration Agreement with Johnson & Johnson, the Company will be responsible for the manufacture of LSF for development and commercialization purposes until November 8, 1999. Thereafter, Johnson & Johnson will assume responsibility for the manufacture of LSF. However, Johnson & Johnson may elect to assume responsibility for the manufacture of LSF at any time prior to such date. LSF has never been manufactured on a commercial scale, and no assurance can be given that the Company, together with Johnson & Johnson will be able to make the transition to commercial production. The Company has recently entered into an agreement with a third-party vendor to furnish CT-2584 bulk drug substance for future clinical studies. The Company may need to develop additional manufacturing resources, or may seek to enter into collaborative arrangements with other parties which have established manufacturing capabilities or may elect to have other third parties manufacture its products on a contract basis. All manufacturing facilities must comply with applicable regulations of the FDA. The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with current GMP and other applicable domestic and foreign regulations. However, the Company is dependent upon Johnson & Johnson and contract manufacturers including ChiRex to comply with such procedures and regulations. There can be no assurance that Johnson & Johnson or these contract manufacturers will meet the Company's requirements for quality, quantity or timeliness. See "-- Competition."

  Absence of Sales and Marketing Organization. The Company has no experience in marketing, sales or distribution. To directly market any of its potential products, the Company must obtain access to marketing and sales forces with technical expertise and with supporting distribution capability. To this end, the Company has entered into a collaboration with Johnson & Johnson which permits cti to co-promote LSF with Johnson & Johnson in the United States while providing that Johnson & Johnson will have primary responsibility for commercializing LSF. If the Company develops additional products with commercial potential outside of the Johnson & Johnson collaboration, cti may need to develop marketing and additional sales resources, may seek to enter into collaborative arrangements with other parties which have established marketing and sales capabilities or may choose to pursue the commercialization of such products on its own. There can be no assurance that the Company, Johnson & Johnson or any other third parties with whom the Company may enter into any commercialization arrangements will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for the Company's products.

  The successful commercialization of the Company's products in certain markets will be dependent, among other things, on the establishment of commercial arrangements with others in such markets. Such arrangements could include the granting of marketing or other rights to third parties in exchange for royalties, milestone development payments or other payments. There can be no assurance that any such additional arrangements will be established. If the Company is not able to establish such arrangements it would encounter delays in introducing its products into certain markets. While the Company believes that parties to any such arrangements will have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources they devote to these activities will not be within the Company's control. There can be no assurance that the Company will enter into any such arrangements on acceptable terms or that any such parties will perform their obligations as expected or that any revenue will be derived from such arrangements. See "--Marketing."

  Management of Growth. The Company has recently experienced, and expects to continue to experience, significant growth in the number of its employees and the scope of its operations. This growth has placed, and may continue to place, a significant strain on the Company's management and operations. The Company's ability to manage effectively such growth will depend upon its ability to broaden its management team and its ability to attract, hire and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. In addition, if cti reaches the point where its activities require additional expertise in clinical testing, in obtaining regulatory approvals, or in production and marketing, there will be increased demands on cti's resources and infrastructure. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that its systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to exploit opportunities for the Company's products or proprietary technology. There can be no assurance that the Company will be successful in adding technical personnel as needed to meet the staffing requirements of the Company's collaboration with Johnson & Johnson or any additional collaborative relationships into which the Company may enter. An inability to manage growth, if any, could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations.

  Attraction and Retention of Key Employees and Consultants. The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might impede the achievement of research and development objectives. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to cti's success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. Although cti believes it will be successful in attracting and retaining skilled and experienced scientific and technical personnel, there can be no assurance that cti will be able to attract and retain such personnel on acceptable terms. Loss of the services of, or the failure to recruit, key managerial and scientific and technical personnel could have a material adverse effect on cti's research and product development programs, as well as its business, prospects, financial condition, liquidity and results of operations. In addition, cti relies on consultants and advisors, including its scientific and clinical advisors, to assist the Company in formulating its research and development strategy. All of cti's consultants and advisors are employed by employers other than the Company or are self-employed, and have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company. See "--Human Resources," "-- Scientific Advisory Board" and "--Clinical Advisory Board."

  Product Liability; Potential Difficulty of Obtaining Insurance. The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human pharmaceutical products. Although the Company is insured against such risks up to a $20 million annual aggregate limit in connection with human clinical trials, there can be no assurance that the Company's present clinical trials liability insurance coverage is adequate or that the Company will be able to maintain such insurance on acceptable terms. The Company has no products commercially available for sale and has not procured product liability insurance covering claims in connection with commercially marketed products. There can be no assurance that the Company will be able to obtain comparable insurance on commercially reasonable terms if and when it commences the commercial marketing of any products or that such insurance will provide adequate coverage against potential liabilities. In addition, there can be no assurance that any collaborators and licensees of the Company will agree to indemnify the Company from, be adequately insured against or have a sufficient net worth to protect the Company from product liability claims. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations, and may prevent the Company from obtaining adequate product liability insurance in the future on commercially reasonable terms.

  Uncertainty of Health Care Reform, Pharmaceutical Pricing and Reimbursement. The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of governmental and third-party payors to contain or reduce the cost of health care. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, a heightened emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing. Sales of cti's proposed products will be dependent in part on the availability and extent of reimbursement for the cost of such products and related treatments from third-party health care payors, such as government health administration authorities, private insurance plans and managed care organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new medical products and services and, in some cases, by refusing to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. For example, many managed health care organizations are now controlling the pharmaceuticals that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has created a trend of downward pricing pressure in the industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. There can be no assurance that the Company's products will be included on the formulary lists of managed care organizations or that downward pricing pressure in the industry generally will not negatively impact the Company's operations.

   If cti succeeds in bringing any of its proposed products to the market, there can be no assurance that any such products will be considered cost-effective or that third-party reimbursement will be available or will be sufficient to enable cti to sell its proposed products on a competitive basis and to maintain price levels sufficient to realize an appropriate return on its investment in product development. If adequate coverage and reimbursement levels are not provided by government and other third-party payors, the market acceptance of cti's products would be adversely affected. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to cti before or after any of the Company's proposed products are approved for marketing. While cti cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on cti's business, prospects, financial condition, liquidity, and results of operations.

  No Assurance of Market Acceptance. There can be no assurance that the Company's drug candidates, if approved by the FDA and other regulatory agencies, will achieve market acceptance. The degree of market acceptance will depend on a number of factors, including the receipt and timing of regulatory approvals, the availability of third-party reimbursement and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Company's drug candidates and their advantages over existing technologies and therapeutics. There can be no assurance that the Company will be able to manufacture and successfully market its drug candidates even if they perform successfully in clinical applications. Furthermore, there can be no assurance that physicians or the medical community in general will accept and utilize any therapeutic products that may be developed by the Company.

  Impact of Year 2000. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the process of assessing its computer systems to determine the extent of modifications required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, and has also initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 Issues. The Company presently believes that with modifications to its existing software and conversions to new software, expected to be completed not later than December 31, 1998, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company does not expect the cost to modify its existing software and convert to new software to be material. However, if such modifications and conversions are not made, or the systems of other companies on which the Company's systems rely are not timely converted, the Year 2000 Issue could have a material impact on the Company's business, prospects, financial condition, liquidity and results of operations.

  Use of Hazardous Materials. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result and any such liability not covered by insurance could exceed the resources of the Company.

  Concentration of Ownership. Directors and officers of cti, and their affiliates, beneficially own in the aggregate 2,418,995 shares of the Company's Common Stock (including shares of Common Stock subject to options or warrants exercisable or convertible within 60 days of March 27, 1997), representing approximately 15.72 percent of the voting power of the Company's outstanding securities. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company. See "Item 14--Security Ownership of Certain Beneficial Owners and Management."

  Possible Volatility of Stock Price. The market price for securities of biopharmaceutical and biotechnology companies, including that of cti, historically have been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Factors that may have a significant impact on the market price and marketability of the Company's Common Stock include: announcements of technological innovations or new commercial therapeutic products by the Company, its collaborative partners or the Company's present or potential competitors; announcements by the Company or others of results of preclinical testing and clinical trials; developments or disputes concerning patent or other proprietary rights; developments in the Company's relationships with Johnson & Johnson or future collaborative partners; acquisitions; litigation; adverse legislation; changes in governmental regulation, third-party reimbursement policies, the status of the Company's regulatory approvals or applications; changes in earnings; changes in securities analysts' recommendations; changes in health care policies and practices; economic and other external factors; period-to-period fluctuations in financial results of the Company and general market conditions. Fluctuations in the trading price or liquidity of the Company's Common Stock may adversely effect the Company's ability to raise capital through future equity financing.

  Anti-Takeover Provisions; Possible Issuance of Preferred Stock; Rights Plan. The Company's Restated Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, cti. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. In addition, shares of the Company's preferred stock may be issued in the future without further shareholder approval and upon such terms and conditions and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of cti. The Company has no present plans to issue any shares of preferred stock. In addition, the Company has adopted a shareholder rights plan that, along with certain provisions of the Company's Restated Articles of Incorporation, may have the effect of discouraging certain transactions involving a change of control of the Company.

RECENT DEVELOPMENT

  On March 25, 1998, the Company announced preliminary results of its 132 patient Phase III clinical trial of LSF in cancer patients undergoing high dose radiation and/or chemotherapy followed by BMT from related donors (siblings). The primary endpoints of this trial, reduction in neutropenia-related infections and reduction in BMT-treatment-related mortality, were not met. Although a full analysis of the results is not expected to be available until the second quarter of 1998, the Company believes that the results may have been affected by unusually aggressive treatment regimens among patients over the age of 40, who are at a higher risk for toxicity, who were randomized to the LSF arm of the study. See "--Products Under Development--Oncology-- Lisofylline--Clinical Trials--Related Donor BMT." The Company intends to continue its current development plans for LSF in unrelated donor BMT and AML indications. However, the results of this Phase III trial will delay the filing of an NDA for LSF which was previously planned for the fourth quarter of 1998.

SCIENTIFIC OVERVIEW

  Cell communication occurs through a complex process that commences when "first messengers" outside the cell, such as hormones, cytokines and growth factors, recognize and bind to cellular receptors, some of which are embedded in the cell membrane. The first messenger initiates a series of biochemical events within the cell, known as signal transduction, which result in cellular responses. In the 1970s, scientists discovered that in response to extracellular binding of first messengers certain molecules, including cell membrane lipids, are chemically altered to form "second messengers" which participate in transducing chemical information from the cell membrane to the cell nucleus. Certain signal transduction pathways are essential for normal day-to-day cellular processes and are often referred to as "housekeeping pathways" or "physiologic pathways." These housekeeping pathways are involved in the normal growth and replenishment of cells in the body, such as blood cells and the cells lining the intestinal tract. In contrast, there are also signal transduction pathways, termed "stress-activated pathways" or "SAPs," which are part of the cellular response to injury following exposure to cell-damaging stimuli such as radiation, chemotherapy or oxidative injury and which are also activated in many disease states.

  The Company believes that such cell-damaging stimuli cause a number of their toxic effects by altering the chemical composition of certain cell membrane lipids and phospholipids, resulting in the production of biologically reactive oxidized lipids such as hydroperoxyoctadecadienoic acids ("HPODEs") and phospholipids termed phosphatidic acids ("PAs"). These oxidized lipids and phospholipids in turn activate stress-related signaling pathways within the cell which carry the cell-damaging message to the cell nucleus, resulting in the activation of transcription factors. The activation of these transcription factors may in turn lead to (i) the production of inflammatory cytokines and the resulting activation of inflammatory and immune responses, (ii) the production of cytokines which inhibit the growth and renewal of the stem cells in the bone marrow and of the cells lining the intestinal tract and (iii) cell membrane damage leading to cell death.

  Appearance of oxidized lipids, PA elevation and activation of SAPs are associated with many disease states and do not appear to be primarily utilized for normal cellular processes. The Company believes that therapeutics which regulate the production and/or degradation of oxidized lipids or phospholipids such as HPODEs and Pas and which regulate the activation of SAPs may offer greater specificity and safety profiles for the treatment of oncologic, inflammatory and immune diseases than pharmaceuticals that modulate the housekeeping or physiologic pathways necessary for normal day-to-day cellular function.

PRODUCTS UNDER DEVELOPMENT

  The following table summarizes the potential therapeutic indications, current development status and current collaborators for the Company's products under development:


  DEVELOPMENT           POTENTIAL                    DEVELOPMENT
    PROGRAM      THERAPEUTIC INDICATIONS              STATUS(1)           COLLABORATORS(2)
-------------------------------------------------------------------------------------------
                                   ONCOLOGY
-------------------------------------------------------------------------------------------
  Lisofylline Prevent or reduce infection,  Pivotal Phase III trial for   Johnson & Johnson
              mucositis and treatment-      BMT-related donors            BioChem Pharma
              related mortality following   (completed)
              high dose radiation and/or
              chemotherapy
                                            Pivotal Phase III trial for   Johnson & Johnson
                                            BMT- unrelated donors         BioChem Pharma
                                            (ongoing)
                                            Pivotal Phase III trial for   Johnson & Johnson
                                            AML (ongoing)                 BioChem
                                            Pharma Phase II/III trial     Johnson & Johnson
                                            for mucositis (expected to    BioChem Pharma
                                            begin Q2 1998)
  CT-2584     Anti-cancer agent targeting   Phase I trials (ongoing)      BioChem Pharma
              multidrug
              resistant tumors
                                            Phase II trial for prostate   BioChem Pharma
                                            cancer
                                            (expected to begin Q2 1998)
  CT-2412     Tumor sensitizer              Research lead                 --
-------------------------------------------------------------------------------------------
                                 INFLAMMATION
-------------------------------------------------------------------------------------------
  Lisofylline Prevent or reduce ALI and     Pivotal Phase II/III trial    Johnson & Johnson
              mortality                     for ALI                       BioChem Pharma
              among patients requiring      (ongoing)
              mechanical
              ventilation for respiratory
              failure
-------------------------------------------------------------------------------------------
                                  IMMUNOLOGY
-------------------------------------------------------------------------------------------
  CT-3578     Treatment of acute organ      Research lead                 --
              transplant
              rejection

 (1) Research lead refers to a compound that exhibits pharmacological properties which are evaluated in vitro and in animal models prior to the commencement of the additional pharmacology and toxicology studies, formulation work and manufacturing scale-up. The Company will then be required to submit an IND. See "--Government Regulation" for a description of the phases of human clinical trials.
 (2) See "--Collaborations" for a description of cti's collaboration agreements and commercial rights to such products.


ONCOLOGY

 Overview

  Cancer is the second leading cause of death in the United States, resulting in over 550,000 deaths annually. The National Cancer Advisory Board reports that more than eight million people in the United States have cancer, and projects that cancer will surpass heart disease as the leading cause of death in the United States by the end of the decade. Approximately 1.4 million new cases of cancer are diagnosed each year in the United States. The most commonly used methods for treating cancer patients include surgery, radiation and chemotherapy. A cancer patient often receives a combination of these treatment modalities depending upon the type and extent of the disease. At some point in their disease treatment, 70 percent of all cancer patients will receive radiation therapy and 50 percent of all newly diagnosed cancer patients will receive chemotherapy. Despite their benefits for treating cancer, there are significant limitations of, and complications associated with, radiation and chemotherapy which result in a high rate of treatment failure. For example, only ten percent of patients treated with chemotherapy are cured. The three principal causes of treatment failure include treatment-related toxicities, multidrug resistance and tumor resistance to radiation.

  Treatment-Related Toxicities. Despite their benefits for treating cancer, radiation and chemotherapy treatment result in toxicities that limit the use of potentially more effective doses. These treatment-related toxicities are directly responsible for placing patients at risk for serious and often life-threatening infections and other undesirable side effects. Radiation and chemotherapy are toxic to rapidly dividing cells, which include not only cancer cells but also certain normal cells such as bone marrow cells, hair follicle cells and the epithelial cells lining the mouth, stomach and intestinal tract. The most common and problematic of the severe side effects attributable to radiation and chemotherapy are neutropenia, or bone marrow suppression of infection-fighting white blood cells ("WBCs"), and mucositis, or damage to the epithelial cells lining the mouth, stomach and intestinal tract. Epithelial cells form an important barrier, preventing potentially lethal bacterial, fungal and viral organisms which reside in the intestinal tract from entering the sterile blood stream and organs. Damage from radiation or chemotherapy to intestinal epithelial cells disrupts this important barrier, allowing infectious pathogens to gain access to the systemic blood circulation. When neutropenia and mucositis occur together, patients are at high risk for serious and fatal infections. Patients often require supportive care agents as an adjunct to the primary therapy in order to lessen the toxicities associated with radiation and chemotherapy.

  Approximately 575,000 patients receive chemotherapy each year in the United States, with more than 20 percent developing severe neutropenia and/or mucositis. WBC growth factors such as Neupogen(R) (G-CSF), marketed by Amgen Inc., target the fever and neutropenia (two surrogate markers that indicate risk for developing infection) induced by radiation and chemotherapy, but in most studies have failed to prevent serious or fatal infections, have had no impact on survival, and have failed to treat other acute toxicities of cancer treatment such as mucositis. Despite these limitations, Neupogen generated worldwide sales in excess of $1 billion in 1996. There are currently no supportive care measures that prevent mucositis.

  Multidrug Resistance. Multidrug resistance to conventional chemotherapeutic agents is a major impediment to the effective treatment of certain cancers. Approximately 90 percent of all cancer patients undergoing chemotherapy express or will develop multidrug resistance. Because most chemotherapeutic agents share a similar mechanism of action, once a tumor develops resistance to a single therapeutic agent, it becomes resistant to a broad range of chemotherapeutic drugs.

  Tumor Resistance to Radiation. Radiation therapy kills tumor cells by generating highly reactive and toxic oxygen free radicals, resulting in damage to cell replication machinery (e.g., DNA). Tumors are classified as being sensitive (e.g., lymphomas) or resistant (e.g., colon or skin cancers) to radiation therapy. Almost 50 percent of certain cancer cell types, such as prostate and lung cancer, are resistant to radiation therapy at the time of diagnosis. Mechanisms by which tumor cells develop resistance to radiation include mutations or deletions in tumor suppressor genes (e.g., p53) that control cell replication, abnormal regulation of proteins which inhibit programmed cell death, such as bcl-2, or mechanisms by which DNA is repaired during cell replication. The p53 tumor suppressor gene is mutated or deleted in approximately 50 percent of newly diagnosed cancers and is a major contributor to the failure of radiation therapy among such malignancies.

  The Company is focusing its oncology development efforts on a portfolio of drugs that it believes will address the three principal causes of cancer treatment failure. These include (i) LSFa supportive care agent being investigated to prevent or reduce the incidence of serious and fatal infections, mucositis and treatment-related mortality among patients receiving high doses of radiation and/or chemotherapy, (ii) CT-2584a novel anti-cancer drug in clinical trials for the treatment of patients with multidrug resistant tumors and (iii) tumor sensitizing agents including CT-2412a research lead with the potential ability to enhance sensitivity to radiation among tumors that have deleted or mutated tumor suppressor genes, which the Company believes will increase the effectiveness of radiation treatment on such tumors. Additionally, the Company may license or acquire agents from third parties which, when used with other cti oncology products, may provide added value to the integrated management of oncologic disease.

 Lisofylline

  LSF is a synthetic small molecule drug in two pivotal Phase III clinical trials among cancer patients receiving high dose radiation and/or chemotherapy. Unlike blood cell growth factors or chemotherapy protecting agents, LSF is being developed to prevent or reduce the incidence of serious and fatal infections, mucositis and treatment-related mortality. The Company believes that the use of LSF may permit the safer delivery of higher, potentially more effective doses of radiation and chemotherapy. The Company is collaborating with Johnson & Johnson to jointly develop and commercialize LSF for the BMT and AML indications. See "--Collaborations."

  The Company's development strategy for LSF has been to target anti-cancer treatment regimens which are accompanied by a high incidence of serious neutropenic infections, mucositis and treatment-related mortality. The Company is pursuing the development of LSF for the treatment of cancer patients receiving high dose radiation and/or chemotherapy followed by BMT and for patients with AML undergoing high dose induction chemotherapy for the following reasons: (i) following BMT or induction chemotherapy for AML, up to 50 percent of patients may develop serious infections, and up to 50 percent of those patients may die from the side effects of the high doses of radiation and chemotherapy, (ii) in these patient groups there is a high unmet need for agents which reduce serious and fatal infections, (iii) under recent FDA initiatives, New Drug Applications ("NDAs") for serious, life threatening or severely debilitating indications that provide a meaningful therapeutic benefit to patients over existing treatments may be eligible to receive accelerated review and approval and (iv) the Company believes that once approved, agents which target life threatening side effects of cancer therapy and improve patient outcomes will be adopted by health care providers, patients and third-party payors. The FDA staff has indicated that priority review status may be appropriate for the Company's BMT application; however, there can be no assurance such priority review will be granted or, if granted, will be successful.

  In 1995, approximately 20,000 patients in the United States were treated with ablative doses of chemotherapy requiring BMT or peripheral blood stem cell replacement. This type of chemotherapy regimen is one of the fastest growing types of cancer treatments in the United States, with an estimated annual growth rate of 15 to 20 percent. Despite this growth rate, only 25 percent of patients will find an acceptable family member bone marrow donor. In 1986 the National Marrow Donor Program was established to provide bone marrow from unrelated donors for patients who lacked a family member donor. However, the high incidence of infection and mortality associated with this type of treatment limits its more widespread potential application. In 1995, in the United States, 75,000 patients received induction-type chemotherapy regimens for the treatment of leukemias, such as AML, and lymphomas, and almost 200,000 patients received dose-intensive chemotherapy for a variety of solid tumor types, 30 percent of whom are at risk to develop severe mucositis.

  The Company is conducting a pivotal Phase III clinical trial of LSF in patients who require BMT after receiving ablative, or bone marrow destroying, doses of radiation and/or chemotherapy. In addition, the Company is conducting an ongoing pivotal Phase III trial in patients with newly diagnosed AML who receive high dose induction chemotherapy. Additionally, in the second quarter of 1998, the Company intends to commence a Phase II/III clinical trial of LSF in patients with solid tumors such as head and neck or breast cancers who receive dose-intensive radiation and/or chemotherapy and who are at risk of developing severe mucositis and neutropenic infection. Common to each of these three categories of anti-cancer treatment (ablative, induction and dose-intensive) is the occurrence of neutropenia and the breakdown of the epithelial barrier cells lining the mouth, stomach and intestinal tract, placing patients at a high risk of life threatening infections, severe mucositis and mortality.

  Clinical Trials--Related Donor BMT. In the first quarter of 1996 the Company completed a 60 patient, multi-center, double blind placebo controlled Phase II trial which investigated the effect of two different doses (2 mg/kg and 3 mg/kg) of LSF on the rate of blood cell recovery and the incidences of fever, infection, toxicity and mortality in cancer patients undergoing high dose radiation and/or chemotherapy followed by BMT. On an intent to treat analysis at 100 days following BMT, this study demonstrated that administration of 3 mg/kg of LSF resulted in a statistically significant reduction in mortality (p=0.022), the incidence of serious and fatal infections (p=0.005), and the duration of absolute neutropenia (p=0.046) (defined as the number of days following BMT with fewer than 100 neutrophils per microliter of blood) when compared to placebo recipients or patients randomized to receive 2 mg/kg of LSF. In addition, there was a strong trend toward a reduction in the overall incidence of mucositis (p=0.08) and in the incidence of severe mucositis (p=0.104) among higher dose

LSF recipients compared to placebo recipients or patients randomized to receive the lower dose of LSF. Certain endpoints of the trial regarding neutrophil and platelet recovery, the duration of fever and transfusion requirements were not met. No serious adverse side effects attributable to LSF were detected in this trial.

  On March 25, 1998, the Company announced preliminary results of its multi-center, double blind placebo controlled pivotal Phase III trial for LSF in 132 patients undergoing high dose radiation and/or chemotherapy followed by BMT from related donors (siblings). This trial utilized a 3 mg/kg dose of LSF. The primary endpoints of this trial, reduction in neutropenia-related infections and reduction in BMT-treatment-related mortality, were not met. Although a full analysis of the results is not expected to be available until the second quarter of 1998, the Company believes that the results may have been affected by unusually aggressive treatment regimens among patients over the age of 40, who are at a higher risk for toxicity, who were randomized to the LSF arm of the study. However, the results of this Phase III trial will delay the filing of an NDA for LSF which was previously planned for the fourth quarter of 1998. See "Recent Development."

  Clinical Trials--Unrelated Donor BMT. In the first quarter of 1997, the Company commenced a 100 patient pivotal Phase III trial which will examine the effect of a 5 mg/kg dose of LSF on patients with cancer receiving high dose radiation and/or chemotherapy followed by BMT from unrelated donors. In addition to being at high risk for serious and fatal infections, these patients have a high incidence of severe mucositis and treatment-related deaths. This study will determine the effect of higher doses of LSF on serious neutropenic infection and treatment-related mortality and will provide supportive dosing and efficacy data for mucositis applications of LSF. If effective, the Company believes that the use of LSF may increase the number of patients who receive BMT from unrelated donors. The Company plans to amend this ongoing Phase III BMT trial to increase enrollment to 154 patients. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials."

  Clinical Trials--AML. In the third quarter of 1997, the Company reported the preliminary results of its 70 patient, single center, double blind placebo controlled Phase II trial of LSF (3 mg/kg) among patients with newly diagnosed AML undergoing high dose induction chemotherapy. This trial examined the effects of LSF on the incidence of neutropenic infections (serious and non-serious), infection related deaths, overall mortality and complete remission. On an intent to treat analysis at 60 days following AML, this study demonstrated that the administration of 3 mg/kg of LSF resulted in a statistically significant reduction of serious neutropenic infections (p=0.043) and the incidence of fungal neutropenic infections (p=0.01), when compared to placebo patients. In addition, there was a strong trend toward a reduction in fatal infections (p=0.19) and a trend toward a reduction in all (serious and non-serious) neutropenic-related infections (p=0.29). No serious side effects attributable to LSF were detected in this trial.

  In the fourth quarter of 1996, the Company initiated an 80 patient, multi-center, double blind placebo controlled pivotal Phase III trial of LSF (3 mg/kg) among patients with newly diagnosed AML undergoing high dose induction chemotherapy. The primary endpoint of this study is the reduction of the incidence of serious neutropenic infections. In the fourth quarter of 1997, the Company amended this ongoing Phase III AML trial to increase enrollment to 160 patients to provide adequate statistical power for this endpoint.

  Clinical Trials--Mucositis. In the second quarter of 1998, the Company intends to commence a 100 patient, multi-center, double blind placebo controlled Phase II/III trial of LSF in patients with head and neck tumors receiving dose-intensive radiation and/or chemotherapy who are at risk for developing severe mucositis and neutropenic infections.

  Mechanism of Action. Following exposure to radiation, chemotherapy or oxidative injury, highly reactive oxygen free radicals are generated. These oxygen free radicals are "soaked up" both in the blood stream and in cell membranes by a pool of lipids termed "oxidizable lipids" to produce highly reactive oxidized lipids and lipid peroxides such as HPODEs. HPODEs are elevated in hematological cancers such as AML or lymphoma and are further elevated following induction chemotherapy or high dose radiation and chemotherapy followed by

BMT. By comparison, elevated HPODE levels have not been detected among normal volunteers. It has been shown that elevated HPODE levels statistically correlate with the development of toxicity and mortality following high dose radiation and/or chemotherapy followed by BMT. Oxidized lipids have also been shown to have immediate effects on cell membranes, resulting in membrane perturbation or disruption which may lead to cell damage or cell death among the barrier cells lining the intestine or respiratory tract. As such, lipid peroxides such as HPODEs may contribute to the early breakdown in mucosal barrier function observed following radiation, chemotherapy or oxidative injury, allowing potentially pathogenic bacteria and fungi to gain access to an otherwise sterile bloodstream and tissues. In addition to the direct effects that HPODEs may have on cell membranes, they may also lead to the activation of a number of SAPs within the cell, resulting in further tissue injury, inflammation and delayed healing.

  While the biomolecular target for LSF is presently unknown, its therapeutic activity appears to be due to the result of LSF's effect on oxidized lipids, and the subsequent activation of SAPs. In the Phase II BMT clinical trial, LSF decreased elevated HPODE levels present at study entry. In addition, LSF blocked the rise or reduced the levels of such lipid peroxides following exposure to radiation and/or chemotherapy when compared to the elevated levels present among placebo recipients. In doing so, LSF appears to inhibit the early, immediate effects of HPODEs on cell membranes, thereby reducing injury to mucosal barriers such as the gastrointestinal tract. LSF also appears to prevent the activation of SAPs, and the ensuing cellular inflammatory and injurious response which contribute to the delay in tissue healing following dose-intensive radiation and chemotherapy.

  The Company believes that the effects of LSF on lipid peroxides and on the activation of SAPs may represent a critical upstream point of intervention in the initiation of the cellular stress and injury response. By modulating the production of such oxidized lipids and the activation of SAPs, LSF may be able to prevent the early and late damage to the epithelial barrier cells lining the mouth, stomach and intestinal tract, resulting in a reduction in infection, mucositis and mortality following high dose anti-cancer treatment. Because epithelial barrier cells also line the lung tissue in the respiratory tract, cells which are also susceptible to such oxidative injury, the Company believes that LSF may also be effective for preventing or reducing ALI in patients requiring mechanical ventilation for respiratory failure. See "-- Inflammatory Disease." The Company is utilizing its proprietary oxidized lipid and phospholipid technologies as a platform to investigate structure-function relationships with respect to the LSF chemical moiety and its anti-lipid oxidation effects. The Company is developing chemical analogs of LSF, such as CT-2408R and other agents, which have the potential to be administered orally.

 CT-2584

  CT-2584 is the Company's novel small molecule drug under investigation for the treatment of patients with multidrug (e.g., chemotherapy) resistant cancers, including prostate cancer and sarcomas. The Company believes that CT-2584 has a unique mechanism of action which may allow the drug to be (i) toxic to cancers which have multidrug resistance to conventional chemotherapeutic agents, (ii) more toxic to cancer cells than to non-cancerous cells and (iii) not susceptible to multidrug resistance.

  The Company's development strategy for CT-2584 is to target multidrug resistant cancers, such as hormone-refractory prostate cancer and sarcomas, for which effective treatments are lacking and for which such applications may qualify for accelerated regulatory approval. The Company believes that targeting therapeutic applications of the drug where alternative treatments are lacking or ineffective may also accelerate market acceptance. The Company intends to pursue line extensions of CT-2584 to be used as a second line therapy for cancers such as colon, lung and breast cancers which frequently express or acquire multidrug resistance to conventional first line chemotherapeutic agents, resulting in treatment failure. Because CT-2584's mechanism for tumor cell killing appears to be unique, and because it has not demonstrated the toxicities of conventional anti-cancer agents, the Company believes that CT-2584 ultimately may be used both alongside conventional chemotherapeutic agents and as a first line therapy for a variety of cancer types.

  Preclinical and Clinical Trials. In preclinical testing, CT-2584 demonstrated toxicity to all tumor cell lines tested and to human tumor biopsy samples. These cell lines and samples included prostate, sarcomas, brain, colon, breast, lung and ovarian cancers, as well as certain leukemias and lymphomas.

  The Company has ongoing a Phase I trial, co-sponsored by the Cancer Research Campaign, at the Christie Hospital in the United Kingdom, among patients with advanced cancers, and a parallel Phase I trial at the Memorial Sloan Kettering Cancer Research Center in the United States, for patients with advanced cancers including prostate and ovarian cancer. As of January 31, 1998, 43 patients had been treated with CT-2584 at six different dose levels without exhibiting the bone marrow or gastrointestinal toxicities observed with conventional high dose anti-cancer treatment regimens. To date, a maximum tolerated dose level has not been achieved. The majority of patients enrolled in this trial have tumor types which are known to express multidrug resistance and have failed or were ineligible for conventional chemotherapy and surgery. Among these 43 patients, 12 patients (28%) experienced disease stabilization or disease regression following more than two cycles of CT-2584 therapy. As of January 31, 1998, ten of these patients remain alive at an average of 14 months since initiating CT-2584 therapy (range 4-24 months). Each of the three patients with endstage prostate cancer experienced stabilization of disease. Four of 13 patients (28%) with advanced sarcomas experienced stabilization of disease and clinical improvement. Based on the preliminary response rates observed in this trial the Company anticipates initiating a Phase II trial in advanced hormone refractory prostate cancer in the second quarter of 1998 and a Phase II trial for sarcomas by the end of 1998. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials."

  Mechanism of Action. CT-2584's unique mechanism of action of tumor cell killing is believed to result from the effects it has on tumor cell phospholipids such as Pas. Unlike normal growing cells, such as bone marrow cells, tumor cells overproduce Pas through the activation of an enzyme called phosphatidylcholine phospholipase-D ("PC-PLD"). CT-2584 appears to further activate tumor cell PC-PLD leading to tumor cell death. This enzyme may be one of the biochemical targets responsible for effecting tumor cell killing. Because of its unique mechanism of action, CT-2584 appears to inactivate or bypass multidrug resistance mechanisms and does not appear to be susceptible to multidrug resistance. Company scientists have cloned PC-PLD, and the Company intends to establish high throughput assays based on PC-PLD and its other proprietary technologies to discover more potent or selective analogs of CT-2584.

 Tumor Sensitizing Agents

  The Company has recently focused a drug discovery effort on the development of agents which would enhance the effectiveness of radiation therapy. The Company believes that its drug discovery and core technology platform may provide a novel approach to the development of tumor sensitizing agents. The Company is investigating the role of oxidized lipids and phospholipids and their contribution to the mechanisms by which tumors express or develop resistance to radiation. The Company has identified compounds, including CT-2412, which have the potential ability to enhance sensitivity to radiation in certain resistant cancers, including those which have deleted or mutated tumor suppressor genes.

INFLAMMATORY DISEASE

  Acute lung injury ("ALI") may be caused by or associated with many diseases or conditions, but is most frequently observed following mechanical ventilation for respiratory failure. More than one million patients are at risk each year in the United States for developing ALI. When severe, ALI can be fatal in a substantial percentage of patients and can also lead to a condition termed Acute Respiratory Distress Syndrome ("ARDS"). There are no specific therapies to prevent or treat the estimated 150,000 new cases of ARDS diagnosed each year. ALI results from oxidative injury to the epithelial barrier cells which line the respiratory tract following exposure to high levels of oxygen in connection with mechanical ventilation and/or following resuscitation with blood transfusions after multiple traumatic injury. In each setting, oxidative injury to the epithelial cell membranes lining the lung causes a breakdown in the normal barrier function, leading to the inability to provide adequate oxygen to the blood stream and organs and resulting in multiorgan failure ("MOF") and death.

  In addition to its potential oncology applications, LSF is also under investigation by cti as an agent to prevent or reduce the incidence and severity of ALI and mortality among patients requiring mechanical ventilation for respiratory failure. The mechanisms underlying the toxicity to gastrointestinal barrier cells observed in the oncology setting may also operate to cause the toxicity to respiratory barrier cells observed in the critical care setting. The Company's development strategy for LSF in critical-care applications is to target patient populations at high risk for developing ALI, where early intervention is feasible and clinically meaningful endpoints can be assessed after relatively short (14-21 days) duration of drug treatment.

  Clinical Trials. The Company has completed a 13 patient, multi-center, double blind placebo controlled Phase II feasibility study of LSF in patients suffering from septic shock randomized to receive a low dose (1.5 mg/kg) of LSF or placebo. This study examined the safety and pharmacokinetics of LSF given to critically ill patients. Of the 12 patients evaluable for endpoint analysis, the improvement from baseline in median MOF scores experienced by LSF recipients was 40 percentage points greater than the improvement experienced by placebo recipients. All patients receiving LSF survived to day 28 compared to 67 percent of placebo recipients.

  The National Heart, Lung and Blood Institute (the "NHLBI"), through its ARDS Network, notified the Company that after reviewing the preclinical and clinical data to date, it had selected LSF for investigation in a multi-center, double blind placebo controlled pivotal Phase II/III trial among patients experiencing ALI. The ARDS Network was established by the NHLBI in cooperation with the FDA and the National Institutes of Health to accelerate the investigation and approval of novel therapies for ALI. The trial, which began in the first quarter of 1998, will examine the effect of a 3 mg/kg dose of LSF on early (day 28) mortality among 800 patients who develop ALI. After each group of 200 patients enters the study, an independent data safety monitoring board will recommend continuing the trial based on trends toward efficacy, or stopping the trial for successful completion of study endpoint or lack of efficacy or safety. The Company believes the design of this trial and NHLBI sponsorship, including its provision for a majority of the direct patient costs, provides a cost-effective investigation of LSF expansion into this patient population.

  Mechanism of Action. The Company believes that following exposure to high levels of inspired oxygen by mechanical ventilation or following blood transfusion resuscitation after multiple traumatic injury, the generation of reactive oxygen free radicals leads to the production of oxidized lipids and lipid peroxides such as HPODEs. See "--Oncology--LisofyllineMechanism of Action." These HPODEs exert their damaging effects on cell membrane lipids and phospholipids which may lead to the activation of SAPs, resulting in cellular inflammation and injury. In addition, HPODEs may also cause an immediate disturbance in the integrity of the cells lining the respiratory tract, allowing the undesired movement of proteins and fluids into the lung air spaces, and decreasing the ability of oxygen in the lung to cross into the bloodstream and reach the tissues.

  In animal studies, LSF prevented the occurrence of lung injury and/or mortality following exposure to high levels of inspired oxygen, resuscitation following blood loss and shock, and following severe systemic bacterial infections. In clinical studies, LSF decreased the pool of oxidized lipids and decreased HPODE generation and the activation of SAPs and subsequent production of multiple inflammatory cytokines. The Company believes that the effects of LSF on such lipids and on the activation of SAPs may represent a critical upstream point of intervention in the initiation of the complex biochemical cascade that leads to cellular and systemic inflammation, cell injury and cell death.

IMMUNE DISEASE

  The Company is investigating a class of novel compounds which inhibit the PA regulating enzyme diacylglycerol kinase ("DAG Kinase") and which have been identified for potential use in the prevention of organ transplant rejection and in the treatment of immune diseases. Early in vitro testing suggests that one of these compounds, CT-3578, unlike currently used immunosuppressives including cyclosporine A, leads to non-responsiveness of the immune system to specific foreign antigens. The Company believes that such a compound could induce tolerance to a specific foreign antigen and thus allow patients to accept organ transplants from genetically different donors without the need for long-term immunosuppressive therapy.

METABOLIC DISEASE

  The Company believes it can leverage its enabling oxidized lipid and phospholipid technologies to identify opportunities in other disease states where elevated levels of oxidized lipids may play an important role in the pathogenesis and clinical manifestations of disease. Oxidized lipids, including HPODEs, have been reported to be elevated in a variety of metabolic and cardiovascular diseases. In diabetes, oxidized lipids have been associated with the destruction of pancreatic islet cells (the cells responsible for insulin production) in Type I, juvenile onset diabetes, and are believed to be responsible for development of resistance to insulin and its ability to lower blood sugar in Type II, adult onset diabetes. In addition, oxidized lipids have been linked to the glycosylation of proteins resulting in what are termed advanced glycosylation end products, which are believed to contribute to the blood vessel damage leading to heart disease, kidney disease and blindness that accompanies diabetes.

  In 1995, the Company established a research collaboration with City of Hope Medical Center ("City of Hope"), a leading diabetes research and treatment center, utilizing the Company's proprietary technologies and drug prototypes to investigate the role of specific forms of oxidized lipids and phospholipids in the development of diabetes and its complications. Company scientists and their collaborators have demonstrated that agents like LSF, which reduce oxidized lipids, can significantly restore blood sugar utilization by the body and decrease blood sugar to normal levels in diabetic animal models. Based upon the results of this collaboration, in January 1998, the Company entered into an agreement with City of Hope to form a joint venture to discover and develop a new class of drugs to treat diabetes and its complications. Under the terms of the agreement, the Company will fund the first two years of the venture and provide expertise in drug discovery and technology in oxidized lipid chemistry. City of Hope will contribute its rights to technology for a human enzyme, human leukocyte 12-Lipoxygenase (12-LO), which it has identified and partially sequenced. The enzyme is believed to be responsible for generating oxidized lipids that may be associated with the development of vascular complications of diabetes. City of Hope will also provide expertise and services in cellular analysis, animal models and clinical trials. The Company will hold a 70% interest in the joint venture and City of Hope will hold 30%.

PROPRIETARY DRUG DISCOVERY TECHNOLOGY

  The Company's proprietary drug discovery technology consists of four components: (i) analytical technology for quantitative measuring of specific species of oxidized lipids and phospholipids, (ii) cloning of critical lipid regulatory enzymes, (iii) using the cloned enzymes and drug candidate probes to validate targets and to develop high throughput screens capable of analyzing large chemical libraries, and (iv) development of novel linker chemistry to develop directed mini-diversity chemical libraries.

  The Company has developed proprietary technology that enables it to determine the effects of a variety of physical and chemical stimuli (such as radiation and chemotherapy), growth factors, hormones, cytokines and oncogene-induced events on the production of oxidized lipids such as HPODEs, various species of PAs and the enzymes which control their production and degradation. Standard industry techniques for measuring oxidized lipids, such as HPODEs, complex lipids and phospholipids such as PAs are time consuming and often inadequate. Moreover, separation of specific species of oxidized lipids and PAs is difficult. The Company possesses several proprietary lipid analytical technologies which can identify different oxidized lipids and different species of PAs produced in response to a variety of stimuli in various cell types. These technologies provide a qualitative and quantitative methodology to examine the effects of cti compounds on a variety of such lipids and phospholipids that are involved in normal and/or pathological functions in certain cells.

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

The Company believes that PAs have different functions within cells, depending on how they are made and their biochemical species. In order to further investigate the role of these phospholipids in cellular response mechanisms and to provide a platform to develop novel targets for drug development, Company scientists have cloned several of the critical enzymes that produce or metabolize (degrade) PAs. The following table lists some of the human enzymes cloned by the Company, their biological effects in cancer and inflammatory diseases:

                     CLONED ENZYME                       BIOLOGICAL EFFECT
                     -------------                       -----------------
   PC-PLD (phosphatidylcholine-phospholipase-D)     Cancerous transformation,
                                                    angiogenesis
   LPAAT (lyso-PA acyl transferase)                 Stress activated protein
                                                    kinase ("SAPK") activation;
                                                    TNFa, Interleukin-6 release
   CDS (cytidyl diphosphate-diacylgycerol synthase) SAPK activation; TNFa
                                                    Interleukin-6 release
   PAP (phosphatidic acid phosphatase)              Glycerolipid synthesis,
                                                    signal transduction

  The PA regulating enzyme, DAG-Kinase, has been identified as a target enzyme for modifying the immune response and is inhibited by cti's lead immunosuppressive compound, CT-3578.

  Through application of genetic, molecular and biochemical techniques, the Company may be able to determine the relationship between the PA species controlled by these enzymes and abnormal cellular functions which are thought to be related to disease processes. The Company believes that its oxidized lipid technologies and PA modulating enzymes, when coupled with high throughput screens and combinatorial diversity libraries, may provide it with unique therapeutic targets for drug development for oncological, inflammatory and immune diseases.

COLLABORATIONS

 Johnson & Johnson

  In November 1996, the Company entered into a Collaboration and License Agreement (the "Collaboration Agreement") with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation), each of which are wholly owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson"), for the joint development and commercialization of LSF to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by BMT. Upon execution of the Collaboration Agreement, Johnson & Johnson paid to cti a $5.0 million license fee. In September 1997, Johnson & Johnson exercised an option under the Collaboration Agreement to expand its participation to include the development of LSF to include the treatment of patients with AML undergoing high dose chemotherapy, and made a $1.0 million payment to cti in connection with this milestone. The Company has recorded approximately $27.7 million in equity payments, license fees and development cost reimbursements from Johnson & Johnson as of December 31, 1997. Under the Collaboration Agreement, cti is responsible for the development of LSF in the United States, and Johnson & Johnson has committed to fund 60 percent of cti's budgeted development expenses incurred in connection with obtaining regulatory approval for LSF in the United States for the BMT and AML indications. Any development expenses in excess of such currently budgeted agreed upon amounts will be funded solely by cti unless otherwise mutually agreed. Johnson & Johnson will be responsible for obtaining regulatory approval for LSF for markets outside of the United States and Canada at its own expense.

  The Company and Johnson & Johnson will co-promote LSF in the United States, and each will share equally in any resulting operating profits and losses. Although cti and Johnson & Johnson will co-promote LSF in the United States, Johnson & Johnson will have primary responsibility for commercializing LSF. See""--Marketing." Johnson & Johnson has the exclusive right to develop and market LSF, at its own expense, for markets other than the United States and Canada, subject to specified royalty payments to cti. Johnson & Johnson will make additional payments to, and equity investments in, cti if certain milestones are achieved in the development and commercialization of LSF.

  In addition to participating in the development of LSF for BMT and AML indications, Johnson & Johnson also has certain options to expand the collaboration to include the development of LSF for any other indication for which LSF is being developed by cti. In the event that Johnson & Johnson exercises any such option, it would be required to fund 60 percent of cti's budgeted development expenses incurred in connection with the development of LSF for such indication, including expenses incurred prior to the exercise of such option, and would also be required to pay additional license fees and milestone payments to cti. Thereafter, any development expenses in excess of the then agreed upon budgeted amounts for any such additional indication would be funded solely by Johnson & Johnson unless otherwise mutually agreed. If Johnson & Johnson does not exercise such option with respect to any such indication, cti would be free to develop LSF for such indication either on its own or in collaboration with third parties. Johnson & Johnson also has the option to sponsor research at cti with respect to discovering compounds structurally related to LSF.

  The Company is dependent on the future payments from Johnson & Johnson to continue the development and commercialization of LSF as presently planned. Johnson & Johnson may terminate the Collaboration Agreement at any time and for any reason subject to a six-month notice period. Johnson & Johnson would have no further obligation to fund cti's development expenses related to LSF following such termination. However, the financial and other obligations of Johnson & Johnson (aside from Johnson & Johnson's obligation to make additional payments to, and equity investments in, cti if certain development milestones are achieved within the notice period) would continue during such six-month notice period. In addition, Johnson & Johnson has the right to terminate the Collaboration Agreement at any time based on material safety or tolerability issues related to LSF upon 30 days notice. In the event of a termination of the Collaboration Agreement by Johnson & Johnson, cti would regain all development and commercialization rights. Without Johnson & Johnson's continued collaborative support, cti would not be able to continue the development of LSF as presently planned, which could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations. See "--Risk Factors--Reliance on Relationship with Johnson & Johnson."

  In accordance with the terms of a Stock Purchase Agreement entered into between the Company and Johnson & Johnson Development Corporation ("JJDC"), a wholly owned subsidiary of Johnson & Johnson, JJDC made a $5.0 million equity investment in cti upon execution of the Collaboration Agreement. Concurrent with the closing of the Company's initial public offering in March 1997 and follow-on offering in October 1997, JJDC made additional equity investments in the Company of $3.0 million and $2.0 million, respectively. Pursuant to the Stock Purchase Agreement, JJDC must make additional payments to, and equity investments in, cti if certain milestones are achieved in the development and commercialization of LSF.

BioChem Pharma

  In March 1995, the Company entered into a collaboration agreement with BioChem Pharma for the development and commercialization of LSF and CT-2584 in Canada. Under this collaboration agreement, BioChem Pharma will be responsible for obtaining regulatory approval for LSF and CT-2584 in Canada. Although BioChem Pharma will have no obligation to conduct any research and development activities, it will have the right to have cti perform clinical trials in Canada at BioChem Pharma's expense. BioChem Pharma will have the exclusive right to commercialize LSF and CT-2584 in Canada, subject to the payment of royalties to cti. The Company will also receive payments under the collaboration agreement if certain milestones are achieved. BioChem Pharma may terminate this agreement with respect to any product at any time for any reason upon 30 days' notice. In connection with the collaboration agreement, BioChem Pharma made an equity investment in the Company of $2.5 million.

PATENTS AND PROPRIETARY RIGHTS

  The Company has dedicated significant resources to protect its intellectual property. In the United States, the Company had rights in 22 issued patents and 75 allowed or pending patent applications as of March 27, 1998, including divisional patent applications and continuations-in-part, covering a variety of new chemical entities, pharmaceutical compositions, synthetic processes, methods of use, discovery research tools and diagnostics. Five of the issued patents in which the Company has rights cover the pharmaceutical composition, commercial manufacturing process steps and oncology and anti-inflammatory methods of use for LSF, and five of the Company's allowed or pending patent applications cover other methods of use for LSF. One issued patent covers the chemical compounds and pharmaceutical compositions of CT-2584 and CT-3578. The Company intends to file additional patent applications, when appropriate, with respect to improvements in its core technology and to specific products and processes that it develops. Generally it is the Company's policy to file foreign counterparts in countries with significant pharmaceutical markets and a patent granting and enforcement infrastructure. As of March 27, 1998, the Company had filed 62 foreign national patent applications in 18 countries and the European Patent Office, including 20 counterparts of certain of its issued patents and allowed or pending U.S. patent applications for LSF and 14 counterparts of certain of its issued patents and allowed or pending U.S. patent applications for CT-2584 and CT-3578. There can be no assurance that any patents will issue from any present or future applications or, if patents do issue, that such patents will be issued on a timely basis or that claims allowed on issued patents will be sufficient to protect the Company's technology. In addition, there can be no assurance that the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. With respect to such issued U.S. patents or any patents that may issue in the future, there can be no assurance that they will effectively protect the technology involved, foreclose the development of competitive products by others or otherwise be commercially valuable.

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

  The Company is aware of a patent belonging to third parties that could be interpreted to compromise the Company's freedom to sell LSF in the United States for certain non-oncology applications. The Company believes, upon advice of its patent counsel, that any such interpretation is relevant only in connection with the Company's use of LSF in preventing lung injury following traumatic injury (such as ALI and ARDS) or sepsis; and, irrespective of such interpretation, that the Company's planned manufacture, sale or use of LSF as described in this Form 10-K does not infringe any valid claim of such third-party patent. If such third-party patent rights were interpreted to limit the use of LSF, the Company may be required to obtain a license from such parties. There can be no assurance that any such license would be available to the Company upon reasonably acceptable terms, if at all. The Company could also face significant costs associated with any litigation relating to such patent. See "--Risk Factors--Ability to Protect Intellectual Property."

  The Company has sought and intends to aggressively seek patent protection in the United States, Europe and Japan to protect any products that it may develop. The Company also intends to seek patent protection or rely upon trade secrets to protect certain of its enabling technologies that will be used in discovering and evaluating new drugs which could become marketable products. However, there can be no assurance that such steps will effectively protect the technology involved. To protect any such trade secrets and other proprietary information, cti relies on confidentiality and material transfer agreements with its corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for breach or that the Company's trade secrets will not otherwise become known or independently discovered by competitors. The Company also has members of its Scientific Advisory Board and Clinical Advisory Board, its consultants and, in most cases, its employees enter into agreements requiring disclosure to cti of ideas, developments, discoveries or inventions conceived during employment or during consulting and assignment to cti of proprietary rights to such matters related to the business and technology of cti. The extent to which efforts, including interference proceedings, by others will result in patents and the effect on cti of the issuance of such patents is unknown. There has been significant litigation in the pharmaceutical and biotechnology industry regarding patents and other proprietary rights, and although the Company is not currently engaged in litigation regarding intellectual property matters, from time to time the Company sends and receives communications to and from third parties regarding such matters. To enforce any patents issued to the Company or determine the scope, validity or priority of other parties' proprietary rights, the Company may have to engage in litigation or interference or other administrative proceedings, which would result in substantial cost to, and diversion of efforts by, the Company. There can be no assurance that the Company's issued or licensed patents would be held valid. An adverse outcome in any litigation or interference or other administrative proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease or modify its use of such technology, any of which could have a material adverse effect on the Company's business, prospects, financial condition, liquidity and results of operations.

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

MANUFACTURING

  The Company currently does not have the internal facilities to manufacture products under current Good Manufacturing Practices ("GMP") prescribed by the FDA. The Company seeks to develop such capacity through manufacturing relationships. The Company has qualified and selected manufacturers which it believes will comply with GMPs and other regulatory standards, and LSF is currently being manufactured by third-party vendors on a fee for service basis. In January 1997 the Company entered into a supply agreement with ChiRex, Ltd. ("ChiRex"), a British manufacturer of pharmaceutical intermediates and active ingredients, for the manufacture and supply of LSF and corresponding intermediate compounds. Under the terms of the agreement, ChiRex will manufacture and supply LSF bulk drug and a key intermediate compound in sufficient quantities to meet the Company's requirements for ongoing and future clinical trials and commercial requirements during product launch and commercialization. ChiRex is obligated to comply with all regulatory requirements and policies concerning GMPs for all phases of production. The agreement will expire on December 31, 2001, but may be terminated by cti upon 12 months written notice prior to such date.

  The Company believes it has developed a process for manufacturing LSF in its own laboratories and those of external manufacturers that would enable its manufacture in commercial quantities. Under the terms of the Collaboration Agreement with Johnson & Johnson, the Company will be responsible for the manufacture of LSF for development and commercialization purposes until November 8, 1999. Thereafter, Johnson & Johnson will assume responsibility for the manufacture of LSF. However, Johnson & Johnson may elect to assume responsibility for the manufacture of LSF at any time prior to such date. The Company currently uses ChiRex for the manufacture of LSF bulk drug and uses three suppliers for clinical trial quantities of the finished drug product. Following commercial launch of LSF, the Company expects that it will continue to use ChiRex to manufacture LSF bulk drug and expects that OMJ Pharmaceuticals, Inc., an affiliate of Johnson & Johnson, will be the Company's primary supplier for the finished drug product pursuant to the Collaboration Agreement.

  The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with GMPs and other applicable domestic and foreign regulations. However, the Company is and expects to continue to be dependent upon Johnson & Johnson and contract manufacturers such as ChiRex to comply with such procedures and regulations. There can be no assurance that Johnson & Johnson or these manufacturers will meet the Company's requirements for quality, quantity or timeliness. LSF has never been manufactured on a commercial scale, and no assurance can be given that the Company, together with Johnson & Johnson or such other third-party contract manufacturers, will be able to make the transition to commercial production.

  If the Company develops other products with commercial potential outside of the Johnson & Johnson collaboration, cti will need to develop additional manufacturing resources, and may seek to enter into additional collaborative arrangements with other parties which have established manufacturing capabilities or may elect to have a third party such as ChiRex manufacture its products on a contract basis. The Company has recently entered into another such agreement with a third-party vendor to furnish CT-2584 bulk drug substance for future clinical studies. If cti is unable to enter into collaborative relationships or to obtain or retain third-party manufacturing on commercially acceptable terms, it may be delayed in its ability to commercialize its products or may not be able to commercialize its products as planned. The Company will be dependent upon such collaborators or third parties to supply it in a timely manner with products manufactured in compliance with GMPs or similar standards imposed by foreign regulators. Collaborators and contract manufacturers may violate GMPs, and the FDA has intensified its oversight of drug manufacturers. There can be no assurance that the FDA would not take action against a collaborator or a contract manufacturer who violates current GMPs. Such actions may include requiring such collaborator or contract manufacturer to cease manufacturing activities. See "--Risk Factors--Reliance on Third-Party Manufacturers; Manufacture of Products in Commercial Quantities."

MARKETING

  The Company intends to develop its own sales and marketing infrastructure in the United States to commercialize its portfolio of oncology products, including the oncology products that the Company plans to co-promote with Johnson & Johnson pursuant to the Collaboration Agreement and any other oncology products that the Company may commercialize, either on its own or, to the extent the Company enters into any commercialization arrangements, with collaborators. With respect to the commercialization of its oncology products outside of the United States, and with respect to the worldwide commercialization of its portfolio of products for inflammatory and immune disease, the Company's strategy is to pursue commercialization arrangements with collaborators, including Johnson & Johnson.

  The Company has no experience in marketing, sales or distribution. The Company believes, however, that the United States oncology market is accessible by a limited marketing staff due to the concentrated market of prescribing physicians. Approximately 5,000 oncologists control the vast majority of prescriptions for cancer therapeutics. Under the Collaboration Agreement, Johnson & Johnson will have primary responsibility for commercializing LSF. To assist in commercializing LSF for the BMT and AML indications, cti will employ medical affairs and marketing personnel who will work with Johnson & Johnson's sales force to provide various medical and marketing support functions. In connection with the launch and commercialization of LSF for all other indications, cti will be permitted to provide its own field sales force to co-promote LSF under the direction and control of Johnson & Johnson. "--See Collaborations."

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

COMPETITION

  Competition in the pharmaceutical and biotechnology industries is intense. The Company faces competition from a variety of sources, both direct and indirect. The Company believes there may be several pharmaceutical or biotechnology companies that focus on cell membrane lipids in regulating cellular processes. Many other companies compete indirectly with cti for the same therapeutic indications but with different approaches such as focusing, for example, on signal transduction, cell receptor technology, transcription factors and gene therapies. The Company also competes with other large pharmaceutical companies that produce and market synthetic compounds and with other specialized biotechnology firms in the United States, Japan, Europe and elsewhere. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well funded research and development programs.

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

  The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either alone or through outside parties. Many of cti's competitors have substantially greater financial, marketing and human resources than cti. The Company will continue to seek licenses with respect to technology related to its field of interest and may face competition with respect to such efforts. There can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials," "-- Substantial Competition and Ability to Protect Intellectual Property."

GOVERNMENT REGULATION

 Drug Approval Process

  Regulation by governmental authorities in the United States and other countries is a significant factor in the development, production and marketing of cti's proposed drug products. All of cti's products will require regulatory approval by governmental agencies prior to commercialization. In particular, new drugs are subject to rigorous preclinical and clinical testing and other approval procedures in the United States by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, quality control, safety, labeling, storage, record-keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources. Any failure by cti or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any product that cti may hope to develop and its ability to receive revenues therefrom. The Company has neither applied for nor received regulatory approval to market any products.

  The steps required before a new drug may be marketed in the United States include (i) preclinical laboratory, in vivo and formulation studies, (ii) the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug in its intended indication, (iv) the submission of, for non-biologic drugs, an NDA to the FDA, and (v) the FDA approval of the NDA.

  In order to clinically test, produce and market products for diagnostic or therapeutic use, a company must comply with safety and efficacy requirements established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND, which must become effective before clinical trials may begin, and receive clearance from the FDA. The IND is a summary of the preclinical studies which were carried out to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies which have been conducted and those which are being proposed. Approval of a local institutional review board ("IRB") and informed consent of trial subjects is also required.

  Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into healthy human subjects or patients where the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) identify possible adverse effects and safety risks, (ii) determine the efficacy of the product for specific, targeted indications, and (iii) determine dosage tolerance and optimal dosage. When Phase II evaluation demonstrates that the product may be effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. A pivotal Phase III trial is an adequate and well-controlled study which provides a primary basis for determining whether there is "substantial evidence" to support the claims of safety and effectiveness for new drugs and forms a critical component of an NDA. Usually two well-controlled clinical studies are required for approval of a new drug. The regulatory authority may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk, that the study is not being conducted in compliance with applicable regulatory requirements, or for other reasons. See "--Risk Factors--No Assurance of Successful Product Development; Uncertainties Related to Clinical Trials."

  The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. Other information is also required in the NDA, including manufacturing and labeling information. The FDA may deny approval of an NDA if applicable regulatory criteria are not satisfied, or may require additional data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and it has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Any subsequent changes to the product, labeling or manufacturing may require additional FDA approval.

  Satisfaction of FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the drug product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse affect on the Company's business. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, the Company is unable to predict the extent of adverse government regulations that might arise from future United States or foreign governmental action. See "--Risk Factors--No Assurance of FDA Approval; Comprehensive Government Regulation."

  The FDA has implemented accelerated review and approval procedures for certain pharmaceutical agents that have been studied for their safety and effectiveness in treating serious life-threatening or severely debilitating diseases, and that provide a meaningful therapeutic benefit to patients over existing treatments. Products intended to remove a serious or life-threatening toxicity associated with cancer treatment may potentially qualify for review under these accelerated procedures. The Company believes that LSF may qualify for this accelerated review and approval process and has designed its pivotal Phase III BMT trial with the objective of securing accelerated approval. The FDA staff has indicated that priority review status may be appropriate for the Company's planned NDA for LSF for BMT indications. However, significant uncertainty exists as to the extent to which accelerated review and approval will be granted. The FDA retains considerable discretion in determining eligibility for accelerated review and approval. Accordingly, the FDA could employ such discretion to deny eligibility of LSF as a candidate for accelerated review or require additional clinical trials or other information before approving LSF. In addition, the approval of a product under the accelerated approval procedures is subject to various conditions, including the requirement to verify clinical benefit in post-marketing studies and the authority on the part of the FDA to withdraw approval under streamlined procedures if such studies do not verify clinical benefit or under various other circumstances. The Company cannot predict the ultimate impact, if any, of the accelerated approval process on the timing or likelihood of FDA approval of LSF or any of its other potential products.

  Facilities and manufacturing procedures used for the manufacture of products for clinical use or for sale must be operated in conformity with current GMP regulations, the FDA regulations governing the production of pharmaceutical products. The Company intends to operate its facilities or to arrange for the manufacture of products at facilities which are operated, as required, in accordance with GMPs where necessary; however, no assurance can be provided that such manufacture will successfully comply with GMPs. In addition, the FDA also regulates promotion, marketing and distribution of prescription drug products, particularly those subject to accelerated approval, and inspects drug manufacturers to evaluate compliance with regulatory requirements. Among other things, the FDA evaluates truthfulness and accuracy of materials submitted to it or otherwise prepared by a drug manufacturer, and may take legal or regulatory action against companies or their products if such materials contain any untrue statement of a material fact.

  Before the Company's products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that even if a product is approved by a regulatory authority, satisfactory prices will be approved for such product.

  No assurance can be provided that the Company's INDs or NDAs will be successfully reviewed by the FDA, that accelerated approval will apply or that similar applications will be successfully reviewed by foreign regulatory authorities. Further, the FDA and foreign authorities may at any time take legal or regulatory action against a product or the Company if they conclude that cti has not complied with applicable laws and regulations or that earlier evaluations of a product's safety or effectiveness may not have been adequate or appropriate. Such action may include, but is not limited to, restrictions on manufacture and shipment of products, seizure of products, injunctions and civil and criminal penalties. The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on the Company's business prospects, financial condition, liquidity and results of operations. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

 Third-Party Reimbursement and Health Care Reform

  The commercial success of the Company's products under development will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, health maintenance organizations and other third-party payors will authorize or otherwise budget such reimbursement. Such governmental and third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to market, there can be no assurance that such products will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow the Company's products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. In response to concerns about the rising costs of advanced medical technologies, the current administration of the federal government has publicly stated its desire to reform health care, including the possibility of price controls and revised reimbursement policies. There can be no assurance that actions taken by the administration, if any, with regard to health care reform will not have a material adverse effect on the Company. If any actions are taken by the administration, such actions could adversely affect the prospects for future sales of the Company's products. Further, to the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected. See "--Risk Factors--Uncertainty of Pharmaceutical Pricing and Reimbursement."

  Given recent government initiatives directed at lowering the total cost of health care throughout the United States, it is likely that the United States Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The Company cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the United States' health care system could have a material adverse effect on the Company's business prospects, financial condition, liquidity and results of operations.

 Environmental Regulation

  In connection with its research and development activities and its manufacturing materials and products, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take any significant action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. See "--Risk Factors--Use of Hazardous Materials."

HUMAN RESOURCES

  As of March 27, 1998, cti employed 179 individuals (including 54 holding doctoral or other advanced degrees). In recruiting additional staff members, cti expects to receive continued input from its consultants and members of its Scientific Advisory Board and Clinical Advisory Board.

  The Company's policy is to have each employee and consultant enter into an agreement which contains provisions prohibiting the disclosure of confidential information to anyone outside cti and, in most cases, requires disclosure to cti of ideas, developments, discoveries or inventions conceived during employment and assignment to cti of proprietary rights to such matters related to the business and technology of cti. The extent to which this policy will effectively protect cti's proprietary technology and trade secrets is unknown. See "--Patents and Proprietary Rights."

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

 Current Members of cti's Scientific Advisory Board include:

  Michael R. Hanley, Ph.D. is the Chairman of cti's Scientific Advisory Board. He is a Professor, Department of Biological Chemistry, at the University of California, Davis School of Medicine. He is a noted authority in cell communication processes and proto-oncogenes, as well as an expert in phospholipid signaling mechanisms in the central nervous system focusing on regulation of neurotransmitter receptors. Dr. Hanley has authored over 80 manuscripts and has served as an editorial member for several journals, including Molecular and Cellular Neurobiology and Nature.

  Irwin M. Arias, M.D. is a Professor and Chairman of the Department of Physiology at Tufts University School of Medicine. He is a noted authority in the physiology of multidrug resistance proteins. He is the recipient of numerous awards and honors.

  Lewis Cantley, Ph.D. is a noted authority in cellular biochemical signaling pathways that employ phosphatidyl inositol and its metabolites and is the discoverer of one of the most critical enzymes in those pathways, the PI3 Kinase. He is currently Professor of Cell Biology at Harvard Medical School and Chief of the Division of Signal Transduction in the Department of Medicine, Beth Israel Hospital, Boston and is the author of over 180 publications.

  Edward A. Dennis, Ph.D. is the Vice Chair of Medical Biochemistry at the University of California, San Diego. He is a noted authority on phospholipases, cell signaling and phospholipid metabolism. Dr. Dennis serves on the Scientific Advisory Board and Management Committee of, and chairs the Management Executive Board of, the Keystone Symposia. He sits on the Editorial Board of the Journal of Cellular Biochemistry and on the Publications Committee of the American Society for Biochemistry and Molecular Biology. He has authored over 185 manuscripts.

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

  L. Jackson Roberts, II, M.D. is an internationally recognized authority on the oxidative metabolism of polyunsaturated fatty acids. He is known for having identified PGD2 as the major mast cell lipid mediator and, more recently, for having originated the field of studying non-enzymatically-generated prostanoids, including the isprostanes and neuroprostanes. He is currently Professor of Pharmacology and Medicine at Vanderbilt University and is the author of over 170 publications.

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

 Current members of cti's Clinical Advisory Board include:

  E. Donnall Thomas, M.D. is the Chairman of cti's Clinical Advisory Board. He is the former Associate Director of Clinical Research and presently a Professor Emeritus at the Fred Hutchinson Cancer Research Center. Dr. Thomas was a founding member of the FHCRC. His research has spanned a wide array of fields from radiation biology to developmental immunology, and from cancer causing genes to gene transfer therapies. For his pioneering work in BMT, Dr. Thomas was awarded the Nobel Prize for Medicine in 1990. Among the other honors awarded to Dr. Thomas in recognition of his medical research are the American Cancer Society Award for Distinguished Service in Basic Research and the Kettering Prize of the General Motors Cancer Research Foundation. He is a member of the U.S. National Academy of Sciences.

  Karen H. Antman, M.D. is the Chief of the Division of Medical Oncology, College of Physicians & Surgeons of Columbia University. Dr. Antman is an expert in emerging treatment strategies for solid tumors, notably breast cancer and sarcomas. From 1994 to 1995 she served as President of the American Society of Clinical Oncology. Since 1993 Dr. Antman has served on the Sarcoma Committee of the Southwest Oncology Group, and has been its chairperson since 1995. From 1993 to 1994 she was program committee chair of the American Association for Cancer Research. She is on the editorial board of several prestigious journals, including Associate Editor of The New England Journal of Medicine. She has authored over 100 manuscripts and textbooks.

  Frederick Appelbaum, M.D. is the Director of Clinical Research and Senior Vice President of the FHCRC. He is a recognized authority in the treatment of patients with leukemia and lymphoma. He serves on several editorial boards and national committees, including the FDA Advisory Committee on Biologics; serves as Chairman of the Southwest Oncology Group Leukemia Committee; and serves on the Board of Directors of the American Society for Blood and Marrow Transplantation. He has authored more than 450 manuscripts.

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

  Milo Gibaldi, Ph.D. is the Gibaldi Endowed Professor of Pharmaceutics of the School of Pharmacy at the University of Washington, with past faculty appointments at Columbia University and the State University of New York at Buffalo. His expertise in drug metabolism has led to consultantships with such pharmaceutical firms as Hoffman-LaRoche, Ciba-Geigy and Glaxo. Dr. Gibaldi has also served on FDA's Panel on Generic Drugs. His research has focused on gastrointestinal absorption of drugs and the development of stable formulations for therapeutic compounds.

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

  Thomas A. Raffin, M.D. is the Chief of the Division of Pulmonary and Critical Care Medicine of the Stanford University Medical Center. He is a recognized authority on mechanisms of ALI, Multi-Organ Failure and Systemic Inflammatory Response Syndrome among critically ill patients. He serves on numerous editorial boards and societies, including the Editorial Board of Chest and Critical Care Medicine, the American Thoracic Society and the Society of Critical Care Medicine. He has authored more than 175 manuscripts and 60 book chapters.

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

ITEM 2. PROPERTIES

  The Company leases approximately 66,000 square feet of space at 201 Elliott Avenue West in Seattle, Washington for its executive office, laboratory and administrative operations. The lease expires January 31, 2003, with two consecutive five-year renewal options at the then prevailing market rent. Although the Company's existing and planned facilities are believed to be adequate to meet its present requirements, the Company is presently planning for additional office and laboratory space. Despite a decrease in local vacancy rates for commercial space, the Company currently anticipates that additional space will be available to it, when needed, on commercially reasonable terms. See "Item 1.--Business--Manufacturing."

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "CTIC" March 21, 1997. The following table sets forth, for the periods indicated the high and low reported sales prices per share of the Common Stock as reported on the Nasdaq National Market.

1997

                                                                HIGH    LOW
                                                                ----    ----
   Fourth Quarter.............................................. $18 3/4 $14 7/8
   Third Quarter...............................................  16 1/4  10 5/8
   Second Quarter..............................................  13 5/8   7 5/8
   First Quarter (commencing March 21, 1997)...................  10 7/8   10

1998

   First Quarter (through March 27, 1998)......................  16 3/4    4

  The last reported sale price of the Common Stock on the Nasdaq Market on March 27, 1998 was $4 1/4 per share. At March 27, 1998, there were approximately 393 shareholders of record and 15,383,414 outstanding shares of Common Stock.

DIVIDEND POLICY

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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

  The Company completed its initial public offering (the "IPO") in March 1997, in which it issued and sold 3 million shares of Common Stock for aggregate proceeds to the Company of $27.9 million. The effective date of the Registration Statement (Commission File No. 333-2085) was March 18, 1997. The managing underwriters for the IPO were: UBS Securities LLC, Montgomery Securities (now as "NationsBanc Montgomery Securities, Inc.") and Raymond James & Associates, Inc. Of the aggregate proceeds received in the IPO, $1.1 million were used to pay costs and expenses related to the IPO, resulting in net proceeds of 26.8 million. As of December 31, 1997, of the net proceeds, $1.9 million was used for repayment of long-term obligations and purchases of equipment and furniture, and $20.1 million was used for research, development and general and administrative activities. The remainder was invested in cash equivalents and marketable securities.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the three years in the period ended December 31, 1997 and for the period from September 4, 1991 (date of incorporation) to December 31, 1997, and with respect to the consolidated balance sheets at December 31, 1996 and 1997, are derived from the audited consolidated financial statements of the company included elsewhere in this Report, and is qualified by reference to such financial statements and the notes related thereto. The consolidated balance sheets data at December 31, 1993, 1994 and 1995 and the consolidated statements of operations data for the years ended December 31, 1993 and 1994 are derived from audited financial statements of the Company not included in this Report. The data set forth below should be read in conjunction with--Item 7."--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated financial Statements and Notes thereto appearing at Item 8 of this Report.

                                                                                         PERIOD FROM
                                                                                        SEPTEMBER 4,
                                                                                        1991 (DATE OF
                                         YEAR ENDED DECEMBER 31,                       INCORPORATION)
                         ------------------------------------------------------------  TO DECEMBER 31,
                            1993         1994        1995        1996        1997           1997
                         -----------  ----------  ----------  ----------  -----------  ---------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA:
Revenues:
 Collaboration
  agreements............ $       --   $      --   $      100  $    9,121  $    11,831     $  21,052
Operating expenses:
 Research and
  development...........      11,862      14,368      14,606      16,109       27,285        88,155
 General and
  administrative........       4,052       5,283       6,144       7,602       10,090        34,833
                         -----------  ----------  ----------  ----------  -----------     ---------
   Total operating
    expenses............      15,914      19,651      20,750      23,711       37,375       122,988
                         ===========  ==========  ==========  ==========  ===========     =========
Loss from operations....     (15,914)    (19,651)    (20,651)    (14,590)     (25,543)     (101,936)
Other income (expense):
 Investment income......         723         616       1,167       1,174        2,895         6,867
 Interest expense.......        (137)       (464)       (509)       (512)        (378)       (2,030)
                         -----------  ----------  ----------  ----------  -----------     ---------
Net loss................ $   (15,328) $  (19,499) $  (19,992) $  (13,928) $   (23,026)    $ (97,098)
                         ===========  ==========  ==========  ==========  ===========     =========
Basic and diluted net
 loss per share......... $     (1.00) $    (4.13) $    (4.19) $    (2.82) $     (1.98)
                         ===========  ==========  ==========  ==========  ===========
Shares used in
 computation of basic
 and diluted net loss
 per share..............  15,331,876   4,716,399   4,771,247   4,939,388   11,634,032
                         ===========  ==========  ==========  ==========  ===========
Pro forma basic and
 diluted net loss per
 share..................                          $    (2.90) $    (1.69) $     (1.81)
Shares used in
 computation of pro
 forma basic and diluted
 net loss per share.....                           6,897,229   8,277,888   12,735,215

                                             DECEMBER 31,
                              ------------------------------------------------
                                1993      1994      1995      1996      1997
                              --------  --------  --------  --------  --------
                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS
 DATA:
Cash, cash equivalents and
 securities available-for-
 sale.......................  $ 27,452  $  9,131  $ 21,906  $ 30,987  $ 70,444
Collaboration agreement
 receivables................       --        --        --        --      3,683
Working capital.............    23,387     4,094    18,342    26,300    67,602
Total assets................    35,230    17,278    28,048    37,002    80,433
Long-term obligations, less
 current portion............     3,635     2,620     2,606     2,005     2,138
Deficit accumulated during
 development stage..........   (20,652)  (40,151)  (60,119)  (74,083)  (97,133)
Total shareholders' equity..    28,848    10,051    21,858    30,054    71,760

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

  In the fourth quarter of 1995 the Company began to receive revenue under a collaboration agreement with BioChem Pharma, and in the fourth quarter of 1996 the Company began to receive revenue under the Collaboration Agreement with Johnson & Johnson. The Company expects that its revenue sources for at least the next several years will consist primarily of future expense reimbursements and milestone payments under its Collaboration Agreements with Johnson & Johnson and BioChem Pharma, and interest income. The timing and amounts of such revenues will likely fluctuate. The Company will be required to conduct significant research, development and clinical activities during the next several years to fulfill its obligations under the Collaboration Agreement with Johnson & Johnson. There can be no assurance that Johnson & Johnson will not terminate the Collaboration Agreement in accordance with its terms. See "Item 1.--Business--Collaborations."

  As of December 31, 1997, the Company had incurred aggregate net losses of approximately $97.1 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $167.6 million.

  On March 26, 1997 the Company completed an initial public offering (the "IPO") of 3 million shares of its common stock at an offering price of $10.00 per share, resulting in net proceeds of $26.8 million. Concurrent with the closing of the Offering, the Company sold 300,000 shares of Common Stock to Johnson & Johnson at a price of $10.00 per share, resulting in net proceeds of $3.0 million. On October 27, 1997 the Company completed a follow-on public offering (the "Follow-On Offering") of 2.3 million shares of its Common Stock at an offering price of $16.00 per share, resulting in net proceeds of $34.3 million.

  The Company could be impacted by the Year 2000 Issue which is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the process of assessing its computer systems to determine the extent of modifications required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, and has also initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 Issues. The Company presently believes that with modifications to its existing software and conversions to new software, expected to be completed not later than December 31, 1998, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company does not expect the cost to modify its existing software and convert to new software to be material. However, if such modifications and conversions are not made, or the systems of other companies on which the Company's systems rely are not timely converted, the Year 2000 Issue could have a material impact on the Company's business, prospects, financial condition, liquidity and results of operations.

RESULTS OF OPERATIONS

 Years Ended December 31, 1997 and 1996

  During the year ended December 31, 1997, the Company recorded approximately $10.8 million of revenue for development cost reimbursements from Johnson & Johnson in connection with the Collaboration Agreement and a $1.0 million milestone payment in connection with Johnson & Johnson exercising its option to expand its participation under the Collaboration Agreement to include the development of Lisofylline ("LSF") for the treatment of patients with newly diagnosed acute myelogenous leukemia ("AML") undergoing high dose induction chemotherapy. During the year ended December 31, 1996 the Company recorded a $5.0 million license fee and $871,000 in development cost reimbursements from Johnson & Johnson in connection with the Collaboration Agreement, a $250,000 milestone payment from BioChem Pharma in connection with a collaboration agreement and a $3.0 million signing fee from Schering AG ("Schering") in connection with a collaboration agreement that was terminated by Schering in April 1996. See Note 11 of Notes to Consolidated Financial Statements.

  Research and development expenses increased to approximately $27.3 million for the year ended December 31, 1997 from approximately $16.1 million for the year ended December 31, 1996. This increase was primarily due to expanded manufacturing, preclinical and clinical development activities, including the ongoing funding of multiple Phase III clinical trials and the recruitment of additional personnel, with respect to LSF and, to a lesser extent, expanded manufacturing related development activities with respect to CT-2584, the Company's novel small molecule drug under investigation for the treatment of patients with multidrug (e.g., chemotherapy) resistant cancers. The Company expects that research and development expenses will increase significantly in future years as the Company expands its research and development programs and undertakes additional clinical trials, including research, development and clinical activities undertaken pursuant to the Collaboration Agreement with Johnson & Johnson.

  General and administrative expenses increased to approximately $10.1 million for the year ended December 31, 1997 from approximately $7.6 million for the year ended December 31, 1996. This increase was primarily due to operating expenses associated with supporting the Company's increased research, development and clinical activities. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $2.9 million for the year ended December 31, 1997 from approximately $1.2 million for the year ended December 31, 1996. The increase was primarily associated with interest earnings on higher average cash balances on hand during 1997 due to the proceeds from both the Company's IPO and concurrent sale of common stock to Johnson & Johnson late in the first quarter of 1997, and the Company's Follow-On Offering in the fourth quarter of 1997. Interest expense decreased to approximately $378,000 for the year ended December 31, 1997 from approximately $512,000 for the year ended December 31, 1996. This decrease was primarily due to lower average balances of outstanding long-term obligations.

 Years Ended December 31, 1996 and 1995

  During the year ended December 31, 1996 the Company recorded a $5.0 million license fee and $871,000 in development cost reimbursements from Johnson & Johnson in connection with the Collaboration Agreement, a $250,000 milestone payment from BioChem Pharma in connection with a collaboration agreement and a $3.0 million signing fee from Schering AG in connection with a collaboration agreement that was terminated by Schering in April 1996. See Note 11 of Notes to Consolidated Financial Statements. During the year ended December 31, 1995 the Company received a milestone payment of $100,000 under the collaboration agreement with BioChem Pharma. See "Item 1.--Business--Collaborations."

  Research and development expenses increased to approximately $16.1 million for the year ended December 31, 1996 from approximately $14.6 million for the year ended December 31, 1995. This increase was due primarily to expanded manufacturing and preclinical and clinical development activities with respect to LSF, which increase was partially offset by costs of approximately $1.2 million incurred in connection with the purchase of all the intellectual property of Lipomed Corporation in October 1995, which was accounted for as in-process research and development expense.

  General and administrative expenses increased to approximately $7.6 million for the year ended December 31, 1996 from approximately $6.1 million for the year ended December 31, 1995. This increase was due primarily to transaction costs associated with the collaboration agreement with Schering, transaction costs associated with the Collaboration Agreement with Johnson & Johnson, offering costs associated with the Company's withdrawn registration statement in 1996, and operating expenses associated with supporting the Company's increased research, development and clinical activities. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income was approximately $1.2 million for each of the years ended December 31, 1996 and 1995, as average cash balances and interest earned thereon were substantially unchanged. Interest expense was approximately $500,000 for both the years ended December 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through the sale of equity securities. As of December 31, 1997, the Company has raised aggregate net proceeds of approximately $167.6 million from such financing activities including public offerings of Common Stock, private placements of Series A and B Convertible Stock and Common Stock, a bridge loan and the exercise of stock options and warrants. In addition, the Company financed the purchase of $13.1 million of property and equipment through financing agreements of which approximately $3.2 million remained outstanding as of December 31, 1997.

  On March 26, 1997 the Company completed its IPO of 3 million shares of its Common Stock at an offering price of $10.00 per share, resulting in net proceeds of $26.8 million. Concurrent with the closing of the IPO, the Company sold 300,000 shares of Common Stock to Johnson & Johnson (the "Johnson & Johnson Stock Purchase") at a price of $10.00 per share, resulting in net proceeds of $3.0 million. On October 27, 1997 the Company completed a Follow-On Offering of 2.3 million shares of its Common Stock at an offering price of $16.00 per share, resulting in net proceeds of approximately $34.3 million. The Company intends to use the substantial majority of the net proceeds from the IPO, the Johnson & Johnson Stock Purchase and the Follow-On Offering to fund its research and development activities with respect to the Company's Lisofylline and CT-2584 programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the continued participation of Johnson & Johnson in the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the establishment of collaborative agreements with other companies. In addition, the Company's research and development expenditures will vary as product development programs are added, expanded or discontinued. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

  The balance of the net proceeds of the IPO, the Johnson & Johnson Stock Purchase and the Follow-On Offering is expected to be used to improve facilities, to purchase capital equipment and for general corporate purposes. The Company has not identified precisely the amount it plans to spend on these specific programs or the timing of such expenditures. Pending such uses, the Company intends to invest the net proceeds from the IPO, the Johnson & Johnson Stock Purchase and the Follow-On Offering in U.S. government obligations and other highly rated liquid debt instruments. The Company may also from time to time consider the acquisition of other companies, technologies or products that complement the business of the Company, although no agreements or understandings are in effect with respect to any such transactions at this time. See "Item 1.--Business--Risk Factors-- Need for Substantial Additional Funds."

  The Company's principal sources of liquidity are its cash balances, cash equivalents and securities available-for-sale, which totaled approximately $70.4 million as of December 31, 1997. The Company invests in U.S. government obligations and other highly rated liquid debt instruments.

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

  The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources including the net proceeds from the IPO, Johnson & Johnson Stock Purchases, and the Follow-On Offering, and the interest earned thereon, combined with anticipated funding from Johnson & Johnson under the Collaboration Agreement, will enable the Company to maintain its current and planned operations at least through the end of 1999. In the event that Johnson & Johnson were to terminate its participation in the Collaboration Agreement prior to such date, cti expects that it would eliminate certain presently planned development activities. Furthermore, the Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including the continuation of the Company's collaboration with Johnson & Johnson; continued scientific progress in its research and development programs; the terms of any additional collaborative arrangements that the Company may enter into; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products, if and when approved.

  The Company intends to raise additional funds through additional equity or debt financings, research and development financings, collaborative relationships or otherwise. Because of these long-term capital requirements, the Company may seek to access the public or private equity markets from time to time, even if it does not have an immediate need for additional capital at that time. There can be no assurance that additional financing will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. See "Item 1.--Business-- Risk Factors--History and Continuation of Losses; Early State of Development," "--Need for Substantial Additional Funds" and "--Reliance on Relationship with Johnson and Johnson."

  As of December 31, 1997, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $92.0 million and research and development credit carryforwards of approximately $2.8 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986. See
Note 10 of Notes to Consolidated Financial Statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  41
   Consolidated Balance Sheets.............................................  42
   Consolidated Statements of Operations...................................  43
   Consolidated Statements of Shareholders' Equity.........................  44
   Consolidated Statements of Cash Flows...................................  46
   Notes to Consolidated Financial Statements..............................  47

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cell Therapeutics, Inc.

  We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and for the period from September 4, 1991 (date of incorporation) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Therapeutics, Inc. (a development stage company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from September 4, 1991 (date of incorporation) to December 31, 1997, in conformity with generally accepted accounting principles.

Seattle, Washington                       Ernst & Young LLP
February 13, 1998

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                        ------------------------
                                                           1997         1996
                                                        -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 8,876,990  $ 5,483,515
  Securities available for sale.......................   61,567,384   25,503,049
  Collaboration agreement receivables.................    3,683,031          --
  Prepaid expenses and other current assets...........      101,127      256,892
                                                        -----------  -----------
Total current assets..................................   74,228,582   31,243,456
Property and equipment, net...........................    5,905,100    5,117,936
Notes receivable from officers, less current portion..       71,812      172,698
Other assets..........................................      228,052      467,603
                                                        ===========  ===========
Total assets..........................................  $80,433,496  $37,001,693
                                                        ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $   162,469  $   651,130
  Accrued expenses....................................    4,712,232    3,065,297
  Current portion of long-term obligations............    1,660,226    1,226,971
                                                        -----------  -----------
Total current liabilities.............................    6,534,927    4,943,398
Long term obligations, less current portion...........    2,138,265    2,004,575
Commitments
Shareholders equity:
  Preferred Stock:
   Authorized shares--10,000,000:
    Series A Convertible Preferred Stock, no par value
      Designated, issued and outstanding shares --
       146,193.272 at December 31, 1996...............          --    47,366,204
    Series B Convertible Preferred Stock, no par value
      Designated, issued and outstanding shares --
       14,925.373 at December 31, 1996................
                                                                --     4,960,000
  Common Stock, no par value:
   Authorized shares--100,000,000.....................
   Issued and outstanding shares--15,378,419 and
    4,943,472 at December 31, 1997 and 1996
    respectively......................................  168,893,074   51,810,160
  Deficit accumulated during development stage........  (97,132,770) (74,082,644)
                                                        -----------  -----------
Total shareholders' equity............................   71,760,304   30,053,720
                                                        -----------  -----------
Total liabilities and shareholders' equity............  $80,433,496  $37,001,693
                                                        ===========  ===========

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     SEPTEMBER 4,
                                                                     1991 (DATE OF
                                YEARS ENDED DECEMBER 31,           INCORPORATION) TO
                         ----------------------------------------    DECEMBER 31,
                             1997          1996          1995            1997
                         ------------  ------------  ------------  -----------------
Revenues:
  Collaboration
   agreements........... $ 11,831,420  $  9,120,806  $    100,000    $ 21,052,226
Operating expenses:
  Research and
   development..........   27,284,544    16,108,821    14,605,947      88,155,195
  General and
   administrative.......   10,090,253     7,601,796     6,144,650      34,833,532
                         ------------  ------------  ------------    ------------
                           37,374,797    23,710,617    20,750,597     122,988,727
                         ------------  ------------  ------------    ------------
Loss from operations:...  (25,543,377)  (14,589,811)  (20,650,597)   (101,936,501)
Other income (expense):
  Investment income.....    2,894,627     1,174,219     1,167,369       6,868,386
                         ============  ============  ============    ============
  Interest expense......     (377,544)     (512,597)     (509,247)     (2,030,006)
                         ============  ============  ============    ============
Net loss:............... $(23,026,294) $(13,928,189) $(19,992,475)   $(97,098,121)
                         ============  ============  ============    ============
  Basic and diluted net
   loss per share....... $      (1.98) $      (2.82) $      (4.19)
                         ============  ============  ============
  Shares used in
   computation of basic
   and diluted net loss
   per share............   11,634,032     4,939,388     4,771,247
                         ============  ============  ============
  Pro forma basic and
   diluted net loss per
   share................ $      (1.81) $      (1.69) $      (2.90)
                         ============  ============  ============
  Shares used in
   computation of pro
   forma basic and
   diluted net loss per
   share................   12,735,215     8,277,888     6,897,229
                         ============  ============  ============


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               DECEMBER 31, 1997

                                                                                                  DEFERRED
                                                       PREFERRED STOCK              DEFICIT     COMPENSATION
                                             ------------------------------------ ACCUMULATED       AND
                         COMMON STOCK               SERIES A          SERIES B     DURING THE    TECHNOLOGY
                     ----------------------  ---------------------- ------------- DEVELOPMENT    LICENSING
                      SHARES      AMOUNT       SHARES     AMOUNT    SHARES AMOUNT    STAGE         COSTS        TOTAL
                     ---------  -----------  ---------- ----------- ------ ------ ------------  ------------ ------------
Issuance of common
 stock to founders
 for cash..........  1,914,313  $    87,612      --     $     --      --    $--   $       --      $ (7,612)  $     80,000
Cash proceeds
 received from the
 issuance of shares
 and warrants to
 chairman of the
 Board of
 Directors.........    178,572    2,004,000      --         --        --     --        --            --         2,004,000
Net proceeds from
 the issuance of
 common stock via
 private placement
 equity offering,
 net of offering
 costs of
 $3,467,352........  2,225,139   35,083,440      --         --        --     --        --            --        35,083,440
Net Loss for the
 year ended
 December 31,
 1992..............     --          --           --         --        --     --     (5,323,737)      --        (5,323,737)
Fair value of stock
 contributed by
 founders for
 compensation and
 technology........     --          --           --         --        --     --        --            7,612          7,612
                     ---------  -----------  ---------- -----------  ---    ---   ------------    --------   ------------
BALANCE AT DECEMBER
 31, 1992..........  4,318,024   37,175,052      --         --        --     --     (5,323,737)      --        31,851,315
Repurchase and
 cancellation of
 common stock......    (60,343)      (2,522)     --         --        --     --        --            --            (2,522)
Share
 cancellation......     (1,072)     --           --         --        --     --        --            --           --
Net proceeds from
 the issuance of
 common stock via
 private placement
 equity offering,
 net of offering
 costs of
 $1,486,383........    438,540   12,326,885      --         --        --     --        --            --        12,326,885
Net Loss for the
 year ended
 December 31,
 1993..............     --          --           --         --        --     --    (15,328,143)      --       (15,328,143)
                     ---------  -----------  ---------- -----------  ---    ---   ------------    --------   ------------
BALANCE AT DECEMBER
 31, 1993..........  4,695,149   49,499,415      --         --        --     --    (20,651,880)      --        28,847,535
Net proceeds from
 the issuance of
 common stock via
 private placement
 equity offering,
 net of offering
 costs of $85,823..     25,001      701,677      --         --        --     --        --            --           701,677
Proceeds from stock
 options
 exercised.........         79        1,375      --         --        --     --        --            --             1,375
Net Loss for the
 year ended
 December 31,
 1994..............     --          --           --         --        --     --    (19,499,283)      --       (19,499,283)
                     ---------  -----------  ---------- -----------  ---    ---   ------------    --------   ------------
BALANCE AT DECEMBER
 31, 1994..........  4,720,229   50,202,467      --         --        --     --    (40,151,163)      --        10,051,304
Net proceeds from
 the issuance of
 Series A
 convertible
 preferred stock
 via private
 placement equity
 offering, net of
 offering costs of
 $1,478,541........     --          --       95,447.004  30,496,204   --     --        --            --        30,496,204
Share
 cancellation......       (179)     --           --         --        --     --        --            --           --
Exchange of
 warrants for
 common stock......    104,418      --           --         --        --     --        --            --           --
Issuance of common
 stock for
 purchased research
 and development...     98,574    1,155,750      --         --        --     --        --            --         1,155,750
December 1995
 proceeds received
 from issuance of
 shares to a member
 of the Board of
 Directors.........      5,715       67,000      --         --        --     --        --            --            67,000
Proceeds from stock
 options
 exercised.........      4,653       56,264      --         --        --     --        --            --            56,264
Net loss for the
 year ended
 December 31,
 1995..............     --          --           --         --        --     --    (19,992,475)      --       (19,992,475)
Unrealized gains on
 securities
 available-for-
 sale..............     --          --           --         --        --     --         24,178       --            24,178
                     ---------  -----------  ---------- -----------  ---    ---   ------------    --------   ------------
BALANCE AT DECEMBER
 31, 1995..........  4,933,410   51,481,481  95,447.004  30,496,204   --     --    (60,119,460)      --        21,858,225
                     ---------  -----------  ---------- -----------  ---    ---   ------------    --------   ------------

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(CONTINUED)
                               DECEMBER 31, 1997

                                                                                                              DEFERRED
                                                          PREFERRED STOCK                       DEFICIT     COMPENSATION
                                          --------------------------------------------------  ACCUMULATED       AND
                       COMMON STOCK               SERIES A                  SERIES B           DURING THE    TECHNOLOGY
                  ----------------------- -------------------------  -----------------------  DEVELOPMENT    LICENSING
                    SHARES      AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT       STAGE         COSTS
                  ---------- ------------ ------------  -----------  -----------  ----------  ------------  ------------
Net proceeds
 from the
 issuance of
 Series A
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $130,000.......      --          --        50,746.268   16,870,000      --           --           --            --
Net proceeds
 from the
 issuance of
 Series B
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $40,000........      --          --           --           --        14,925.373   4,960,000       --            --
Exchange of
 warrants for
 common stock...         151      --           --           --           --           --           --            --
Proceeds from
 stock options
 exercised......       1,974       23,121      --           --           --           --           --            --
Proceeds from
 common stock
 warrants
 exercised......       7,937      305,558      --           --           --           --           --            --
Net loss for the
 year ended
 December 31,
 1996...........      --          --           --           --           --           --       (13,928,189)      --
Unrealized
 losses on
 securities
 available-for-
 sale...........      --          --           --           --           --           --           (34,995)      --
                  ---------- ------------ ------------  -----------  -----------  ----------  ------------      ---
BALANCE AT
 DECEMBER 31,
 1996...........   4,943,472   51,810,160  146,193.272   47,366,204   14,925.373   4,960,000   (74,082,644)      --
Net proceeds
 from the
 issuance of
 common stock
 via initial
 public
 offering, net
 of offering
 costs of
 $3,197,750.....   3,000,000   26,802,250      --           --           --           --           --            --
Net proceeds
 from the
 issuance of
 common stock
 via follow-on
 public
 offering, net
 of offering
 costs of
 $2,538,000.....   2,300,000   34,262,000      --           --           --           --           --            --
Net proceeds
 from the
 issuance of
 common stock
 via private
 placement
 equity
 offering.......     300,000    3,000,000      --           --           --           --           --            --
Conversion of
 Preferred Stock
 to Common
 Stock..........   4,784,902   52,326,204 (146,193.272) (47,366,204) (14,925.373) (4,960,000)      --            --
Proceeds from
 stock options
 exercised and
 stock awards...      50,045      592,274      --           --           --           --           --            --
Issuance of
 stock options
 to non-
 employees......      --          100,186      --           --           --           --           --            --
Net loss for the
 period ended
 December 31,
 1997...........      --          --           --           --           --           --       (23,026,294)      --
Unrealized gains
 on securities
 available-for-
 sale...........      --          --           --           --           --           --           (23,832)      --
                  ---------- ------------ ------------  -----------  -----------  ----------  ------------      ---
BALANCE AT
 DECEMBER 31,
 1997...........  15,378,419 $168,893,074      --           $--          --          $--      $(97,132,770)     $--
                  ========== ============ ============  ===========  ===========  ==========  ============      ===
                     TOTAL
                  -------------
Net proceeds
 from the
 issuance of
 Series A
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $130,000.......    16,870,000
Net proceeds
 from the
 issuance of
 Series B
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $40,000........     4,960,000
Exchange of
 warrants for
 common stock...       --
Proceeds from
 stock options
 exercised......        23,121
Proceeds from
 common stock
 warrants
 exercised......       305,558
Net loss for the
 year ended
 December 31,
 1996...........   (13,928,189)
Unrealized
 losses on
 securities
 available-for-
 sale...........       (34,995)
                  -------------
BALANCE AT
 DECEMBER 31,
 1996...........    30,053,720
Net proceeds
 from the
 issuance of
 common stock
 via initial
 public
 offering, net
 of offering
 costs of
 $3,197,750.....    26,802,250
Net proceeds
 from the
 issuance of
 common stock
 via follow-on
 public
 offering, net
 of offering
 costs of
 $2,538,000.....    34,262,000
Net proceeds
 from the
 issuance of
 common stock
 via private
 placement
 equity
 offering.......     3,000,000
Conversion of
 Preferred Stock
 to Common
 Stock..........       --
Proceeds from
 stock options
 exercised and
 stock awards...       592,274
Issuance of
 stock options
 to non-
 employees......       100,186
Net loss for the
 period ended
 December 31,
 1997...........   (23,026,294)
Unrealized gains
 on securities
 available-for-
 sale...........       (23,832)
                  -------------
BALANCE AT
 DECEMBER 31,
 1997...........  $ 71,760,304
                  =============

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      PERIOD FROM
                                                                     SEPTEMBER 4,
                                                                     1991 (DATE OF
                             TWELVE MONTHS ENDED DECEMBER 31,       INCORPORATION)
                          ----------------------------------------  TO DECEMBER 31,
                              1997          1996          1995           1997
                          ------------  ------------  ------------  ---------------
OPERATING ACTIVITIES
Net loss................  $(23,026,294) $(13,928,189) $(19,992,475)  $(97,098,121)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
 Depreciation and
  amortization..........     1,748,618     1,658,475     1,718,765      8,209,879
 Noncash research and
  development expense...           --            --      1,155,750      1,155,750
 Noncash interest
  expense...............           --            --            --          25,918
 Noncash rent expense...        74,109        54,216        33,396        568,397
 Non-cash compensation
  expense...............       100,186           --            --         100,186
 Investment premium
  (discount)
  amortization..........      (177,947)      111,315        22,500        344,114
 Changes in assets and
  liabilities:
   Collaboration
    agreement
    receivables.........    (3,683,031)          --            --      (3,683,031)
   Prepaid expenses and
    other current
    assets..............       155,765      (236,812)       (2,789)      (101,127)
   Notes receivable from
    officers............       100,886       (46,200)      (10,700)      (167,036)
   Other assets.........       239,551      (201,679)        9,208       (244,053)
   Accounts payable.....      (488,661)     (406,298)      329,525        162,469
   Accrued expenses.....     1,646,935     1,652,873      (245,376)     4,712,232
                          ------------  ------------  ------------   ------------
Total adjustments:......      (283,589)    2,585,890     3,010,279     11,083,698
                          ------------  ------------  ------------   ------------
Net cash used in
 operating activities:..   (23,309,883)  (11,342,299)  (16,982,196)   (86,014,423)
                          ------------  ------------  ------------   ------------
INVESTING ACTIVITIES
 Purchases of
  securities available-
  for-sale..............   (85,765,759)  (27,113,929)  (13,165,743)  (161,791,786)
 Proceeds from sales of
  securities available-
  for-sale..............     1,999,444           --      3,856,167     16,889,757
 Proceeds from
  maturities of
  securities available-
  for-sale..............    47,845,281    16,439,000     1,059,296     82,945,068
 Purchase of property
  and equipment.........    (2,540,798)   (1,046,640)     (204,424)   (13,875,734)
 Dispositions of
  property and
  equipment.............        15,831           --         36,476        167,300
                          ------------  ------------  ------------   ------------
Net cash used in
 investing activities...   (38,446,001)  (11,721,569)   (8,418,228)   (75,665,395)
                          ------------  ------------  ------------   ------------
FINANCING ACTIVITIES
Sales of common stock to
 founders...............           --            --            --          80,000
Proceeds from borrowings
 from shareholders......           --            --            --         850,000
Sale of common stock via
 initial public
 offering, net of
 offering costs.........    26,802,250           --            --      26,802,250
Sale of common stock via
 follow-on public
 offering, net of
 offering costs.........    34,262,000           --            --      34,262,000
Sale of Series A
 Preferred Stock via
 private placement, net
 of offering costs......           --     16,870,000    30,496,204     47,366,204
Sale of Series B
 Preferred Stock via
 private placement, net
 of offering costs......           --      4,960,000           --       4,960,000
Sale of Common Stock via
 private placements, net
 of offering costs......     3,000,000           --         67,000     52,307,084
Repurchase of common
 stock..................           --            --            --          (2,522)
Proceeds from common
 stock options
 exercised..............       592,274        23,121        56,264        673,034
Proceeds from common
 stock warrants
 exercised..............           --        305,558           --         305,558
Repayment of long-term
 obligations............    (1,226,971)   (1,159,188)   (2,954,434)    (9,698,240)
Change in deferred
 offering costs.........           --            --        458,726            --
Proceeds from the
 issuance of long-term
 obligations............     1,719,806       616,300     1,800,000     12,651,440
                          ------------  ------------  ------------   ------------
Net cash provided by
 financing activities...    65,149,359    21,615,791    29,923,760    170,556,808
                          ------------  ------------  ------------   ------------
Net increase (decrease)
 in cash and cash
 equivalents............     3,393,475    (1,448,077)    4,523,336      8,876,990
Cash and cash
 equivalents at
 beginning of period....     5,483,515     6,931,592     2,408,256            --
                          ------------  ------------  ------------   ------------
Cash and cash
 equivalents at end of
 period.................  $  8,876,990  $  5,483,515  $  6,931,592   $  8,876,990
                          ============  ============  ============   ============
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
Acquisition of equipment
 pursuant to capital
 lease obligations......           --   $  $  85,532           --    $    362,425
                          ============  ============  ============   ============
Conversion of
 convertible debt and
 related accrued
 interest into common
 stock..................  $        --   $        --   $        --    $    875,918
                          ============  ============  ============   ============
Conversion of preferred
 stock into common
 stock..................  $ 52,326,204           --            --    $ 52,326,204
                          ============  ============  ============   ============
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW
 INFORMATION
Cash paid during the
 period for interest
 obligations............  $    377,544  $    514,534  $    529,847   $  2,003,569
                          ============  ============  ============   ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

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

 Management of Credit Risk

  The Company is subject to concentration of credit risk primarily from its cash investments. Under the Company's investment guidelines, credit risk is managed by diversification of the investment portfolio and by the purchase of investment-grade securities.

 Collaboration Agreement Receivables and Revenues

  Collaboration agreement receivables represent amounts earned, but not yet collected, under collaboration and license agreements. Revenue under collaboration agreements represents reimbursement of development

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) costs, license fees, nonrefundable upfront fees and milestone payments. Revenue from nonrefundable upfront fees are recognized upon satisfaction of related obligations. Other revenue under collaboration agreements are recognized as the earnings process is completed, based on the provisions of each agreement.

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

 Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Generally, stock compensation, if any, is measured as the difference between the exercise price of a stock option and the fair market value of the Company's stock at the date of grant which is then amortized over the related vesting period. The value of stock options granted to consultants is expensed over the lives of the respective contracts.

 Net Loss and Pro Forma Net Loss per Share

  In 1997, the FASB issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding for the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share assumes the conversion of all dilutive securities, such as options, warrants and convertible preferred stock.

  As all preferred stock converted to common stock at the closing of the Company's initial public offering, pro forma basic and diluted loss per share is computed on the basis of the average number of common shares outstanding plus the effect of preferred shares using the "if-converted" method.

 Other Financial Instruments

  At December 31, 1997 and 1996, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated fair values because the underlying interest rates reflect market rates at the balance sheet dates.

 Income Taxes

  The Company accounts for income taxes using the liability method under Statement of Accounting Standards No. 109, "Accounting for Income Taxes."

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Other Risks and Uncertainties

  The Company is relying on a single contract manufacturer for the production of LSF for preclinical and clinical trials and for the subsequent commercial requirements. The responsibility for the manufacturing of LSF will convert to Johnson & Johnson under terms of the Collaboration Agreement no later than November 8, 1999, however, Johnson & Johnson may elect to assume responsibility for the manufacture of LSF at any time prior to that date.

 New Accounting Pronouncements

  In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is required to be adopted for the fiscal years beginning after December 15, 1997. The new Statement requires that companies report and display comprehensive income and its components, as defined in Statement 130, for all periods presented. Under the new requirements, comprehensive income must be displayed with the same prominence as other financial statements. The Company plans to adopt the new statement in 1998.

  In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for the fiscal years beginning after December 15, 1997. The new Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Companies will be required to report each segment and related information, as defined in Statement 131, in the Company's notes to the financial statements. The Company plans to adopt the new Statement in 1998.

 Reclassifications

  Certain prior year items have been reclassified to conform to the current year presentation.

2. SECURITIES AVAILABLE-FOR-SALE

  Securities available-for-sale consist of the following as of December 31:

                                                   1997
                             ------------------------------------------------
                                              GROSS      GROSS
                                            UNREALIZED UNREALIZED
                             AMORTIZED COST   GAINS      LOSSES   FAIR VALUE
                             -------------- ---------- ---------- -----------
   U.S. government
    obligations.............  $32,410.180    $ 6,278    $(23,100) $32,393,358
   Corporate obligations....   29,191,849      2,863     (20,686)  29,174,026
                              -----------    -------    --------  -----------
                              $61,602,029    $ 9,141    $(43,786) $61,567,384
                              ===========    =======    ========  ===========
                                                   1996
                             ------------------------------------------------
                                              GROSS      GROSS
                                            UNREALIZED UNREALIZED
                             AMORTIZED COST   GAINS      LOSSES   FAIR VALUE
                             -------------- ---------- ---------- -----------
   U.S. government
    obligations.............  $   920,704    $ 1,214    $    --   $   921,918
   Corporate obligations....   24,593,162     25,577     (37,608)  24,581,131
                              -----------    -------    --------  -----------
                              $25,513,866    $26,791    $(37,608) $25,503,049
                              ===========    =======    ========  ===========

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  As of December 31, 1997 and 1996, the securities available-for-sale had contractual maturities of less than one year. Expected maturities will differ from contractual maturities because issuers of the securities may have the right to prepay obligations without prepayment penalties.

3. PROPERTY AND EQUIPMENT

  Property and equipment are composed of the following as of December 31:

                                                             1997       1996
                                                          ---------- ----------
   Leasehold improvements................................ $4,722,563 $4,296,136
   Lab equipment.........................................  4,303,332  3,642,378
   Furniture and office equipment........................  4,690,447  3,441,253
                                                          ---------- ----------
                                                          13,716,342 11,379,767
   Less: accumulated depreciation and amortization.......  7,811,242  6,261,831
                                                          ---------- ----------
                                                          $5,905,100 $5,117,936
                                                          ========== ==========

  As of December 31, 1997 and 1996, furniture and office equipment included $232,585, and $362,425 respectively, of equipment acquired under capitalized leases. Accumulated depreciation related to this equipment totaled $149,004 and $217,179 at December 31, 1997 and 1996, respectively. These leases are secured by the underlying assets.

4. EQUITY OFFERINGS

  In 1992, the Company completed its first private placement equity offering. Gross proceeds amounted to $38,550,792, representing 2,225,139 shares of the Company's common stock, including the required conversion of amounts advanced (principal and interest of $850,000 and $25,918, respectively) from a principal shareholder aggregating 50,053 shares.

  In 1993, the Company concluded a second round of equity financing through a private offering of common stock and warrants at $31.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock. The warrants had an exercise price of $38.50 per share and expired in 1996. Total gross proceeds of the second round of equity financing amounted to $13,813,268, representing 438,540 shares of common stock and warrants to purchase 219,258 shares of common stock, including 21,256 shares of common stock and warrants to purchase 10,627 shares of common stock sold to the sales agents and their affiliates (including an affiliated sales agent, whose chief executive officer was a principal shareholder of the Company).

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

  In 1994, the Company sold additional units of common stock and warrants under terms equivalent to those of the second round of equity financing. The Company received gross proceeds of $787,500, representing 25,001 shares of common stock and warrants to purchase 12,500 shares of common stock at $38.50 per share, which expired in 1996. Offering costs included $28,613 paid to the affiliated sales agent. In addition, the sales agents

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) received warrants to purchase 2,500 shares of common stock at $31.50 per share, expiring in 1999 (including warrants to purchase 1,071 shares of common stock issued to the affiliated sales agent).

  In 1995, the Company concluded a third round of equity financing through a private offering of Series A Convertible Preferred Stock at $335 per share. Total gross proceeds of the offering amounted to $31,974,745, representing 95,447.004 shares of Series A Convertible Preferred Stock. In 1996, the Company concluded a fourth round of equity financing through a private offering of Series A Convertible Preferred Stock at $335 per share. Total gross proceeds of the offering amounted to $17,000,000, representing 50,746.268 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock had preferential rights to noncumulative dividends and the right to vote with the common stock on an as-converted basis and, voting as a separate class, were entitled to elect one director. Each share of Series A Convertible Preferred Stock automatically converted into 29.6986 shares of common stock at an adjusted conversion price of $11.28 per share upon the closing of the Company's initial public offering on March 26, 1997. The shares of common stock issued upon conversion of the Series A Convertible Preferred Stock have certain registration rights.

  In 1996, the Company sold 14,925.373 shares of Series B Convertible Preferred Stock to Johnson & Johnson Development Corporation at $335 per share in a private placement. Total gross proceeds of the sale amounted to $5,000,000. The Series B Convertible Preferred Stock had the same rights, preferences and conversion features as the Series A Convertible Preferred Stock, but was subordinate to it with respect to payment of dividends and liquidation preference. The shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock have certain registration rights. The Series B Convertible Preferred Stock has the right to vote with the common stock on an as-converted basis. Each share of Series B Convertible Preferred Stock automatically converted into 29.6986 shares of common stock at an as adjusted conversion price of $11.28 per share upon the closing of the Company's initial public offering on March 26, 1997.

  In November 1996, the Board of Directors approved a shareholder rights plan whereby a Right attaches to each share of common stock. Upon the occurrence of certain acquisition related events, each Right entitles the holder of each outstanding share of common stock to purchase one one-thousandth of a share (a "Unit") of Series C Preferred Stock at $175 per Unit, subject to adjustment. Upon exercise, each holder of a Right will have the right to receive value equal to two times the exercise price of the Right. A total of 100,000 shares of Series C Preferred Stock are reserved for issuance upon exercise of the Rights.

  On March 26, 1997 the Company completed an initial public offering (the "IPO") of 3 million shares of its common stock at an offering price of $10.00 per share, resulting in net proceeds of $26.8 million. Concurrent with the closing of the IPO, the Company sold 300,000 shares of Common Stock to Johnson & Johnson at a price of $10.00 per share, resulting in net proceeds of $3.0 million. In connection with the IPO, on March 3, 1997 the Company's shareholders approved a reverse stock split of the outstanding shares of common stock on the basis of one new share of common stock for every three and one-half outstanding shares of common stock. The reverse stock split became effective when an amendment to the Company's Restated Articles of Incorporation was filed with the Secretary of State of Washington on March 14, 1997. All outstanding common and common equivalent shares and per-share amounts in the accompanying financial statements and related notes to financial statements have been retroactively adjusted to give effect to the reverse stock split.

  In addition, upon closing of the IPO, all of the outstanding shares of Series A Convertible Preferred Stock automatically converted into 4,341,640 shares of common stock and all of the outstanding shares of Series B Convertible Preferred Stock automatically converted to 443,262 shares of common stock (in each case after giving effect to certain anti-dilution adjustments of the conversion price as a result of the closing of the IPO at an initial public offering price below $11.725 per share).

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  On October 27, 1997 the Company completed a follow-on offering of 2.3 million shares of its common stock at an offering price of $16 per share, resulting in net proceeds of $34.3 million.

5. CONSULTING AND EMPLOYMENT AGREEMENTS

 Directors, Officers, and Employees

  The Company has employment agreements with its President and Chief Executive Officer and one other founding officer. The agreements expire in 1999 and 1998, respectively, and provide for annual base salaries (approximately $694,000 in the aggregate as of December 31, 1997), minimum annual and cost-of-living increases, and discretionary incentive bonus awards.

  The Company's President and Chief Executive Officer has $162,079 outstanding at December 31, 1997 under a loan made to him by the Company in 1993, which accrues interest at 5.35%. The Company forgave and expensed $67,000 during 1997. The Company will forgive $67,000 on each of December 17, 1998 and 1999. The portion of this loan which is to be forgiven in 1998 is included in other current assets. Forgiveness of amounts remaining due under the loan will be forfeited upon certain termination-related circumstances and will be accelerated upon certain events, including a change in ownership of the Company, or upon the Company's attaining a minimum public market capitalization. The loan is secured by 5,715 shares of common stock.

  In 1994, the Company authorized a non-interest bearing loan of up to $150,000 to its Executive Vice President, Product Development in connection with his relocation. In 1995 and 1996, $145,000 was advanced under the terms of the loan, of which $40,000 and $57,000 was forgiven and treated as compensation expense in 1995 and 1996, respectively. $13,098 remains outstanding at December 31, 1997.

  In 1996, the Company advanced a $35,000 non-interest bearing loan to its Executive Vice President, Marketing and Business Development in connection with his relocation. The Company forgave one half of the loan on April 18, 1997 and shall forgive the second half of the loan on April 8, 1998. The portion of this loan to be forgiven in 1998 is included in other current assets.

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

6. CONTRACTUAL ARRANGEMENTS AND COMMITMENTS

 Licensed Technology

  In March 1992, the Company entered into agreements with the Fred Hutchinson Cancer Research Center ("FHCRC") under the terms of which the Company has received worldwide licenses and options to technology, or technology claimed, for five U.S. patent applications. The Company paid initial license fees totaling $100,000

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) and issued 76,572 shares of common stock valued at $3,200 to the FHCRC for such technology. The initial license fee and value of the stock granted to the FHCRC were expensed as in-process research and development. The Company is obligated to pay royalties on revenues resulting from future sales of products employing the technology and on revenues received from sublicenses for the technology, with minimum annual royalties of $50,000 prior to, and $100,000 after, the first commercial sale of such products. The agreements are for a term equal to the later of 15 years or the expiration of the last issued patent included within the licensed technology, unless terminated earlier for certain specified events, including the failure of the Company to take reasonable efforts to engage in research and development with respect to the licensed technology.

 Facilities Lease

  The Company has executed noncancelable operating leases for office and laboratory space that generally expire the first quarter of 2003, with two five-year renewal options at the then-current market rates. The lessor provided $450,000 for leasehold improvements and rent concessions, which is being amortized over the initial lease term. Rent expense amounted to $1,144,290, $995,866, and $993,471 for the years ended December 31, 1997,
1996, and 1995, respectively. Future minimum annual rental payments under the leases approximate the following for the years ended December 31:

   1998............................................................. $1,133,000
   1999.............................................................  1,143,000
   2000.............................................................  1,143,000
   2001.............................................................  1,143,000
   2002.............................................................  1,143,000
   Thereafter.......................................................     95,000
                                                                     ----------
                                                                     $5,800,000
                                                                     ==========

7. LONG-TERM OBLIGATIONS

  Long-term obligations consisted of the following at December 31:

                                                            1997       1996
                                                         ---------- ----------
   Master financing agreements:
    Due December 31, 1998, monthly payments of $55,827,
     including interest at 14.7%........................ $  619,352 $1,154,281
    Due December 31, 1998, monthly payments of $45,820,
     including interest at 17.6%........................    500,802    921,289
    Due August 1999, monthly payments of $20,523,
     including interest at 16.1%........................    358,019    531,336
    Due December 2001, monthly payments of $44,196,
     including interest at 12.5%........................  1,719,806        --
   Capital Lease obligations............................     32,115    130,352
   Deferred rent........................................    568,397    494,288
                                                         ---------- ----------
                                                         $3,798,491 $3,231,546
   Less current portion.................................  1,660,226  1,226,971
                                                         ---------- ----------
                                                         $2,138,265 $2,004,575
                                                         ========== ==========

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  In December 1994, the Company entered into a master financing agreement whereby the Company borrowed $2,015,334 in exchange for granting the lessor a security interest in approximately the same net book value of specific fixed assets and warrants to purchase 12,432 shares of common stock at $12.8975 per share.

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

  In December 1997, the Company entered into a master financing agreement with another financing company, whereby the Company borrowed $1,806,961 over 48 months from the finance company. The Company granted the lessor a security interest in approximately the same net book value of specified fixed assets.

  Annual maturities of the master financing agreements for 1998 through 2001, respectively, approximate $1,660,226, $529,168, $424,029 and $616,671.

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

 Common Stock Reserved

  A summary of common stock reserved for issuance is as follows as of December
31:

                                                               1997      1996
                                                             --------- ---------
   Series A. Preferred Stock................................       --  4,341,704
   Stock Options............................................ 2,297,967 1,330,009
   Series B Preferred Stock.................................       --    443,262
   Employee Stock Purchase Plan.............................   285,714   285,714
   Warrants.................................................       --     77,907
                                                             --------- ---------
                                                             2,583,681 6,478,596
                                                             ========= =========

9. STOCK OPTIONS AND WARRANTS

 Stock Options

  In 1994, shareholders approved the 1994 Equity Incentive Plan (the "1994 Plan") in replacement of the 1992 Stock Option Plan (the "1992 Plan"). The 1994 Plan provides for (a) the grant of incentive stock options (with terms not to exceed ten years), nonstatutory stock options and stock appreciation rights, (b) the award of

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) stock bonuses, (c) the sale of stock, and (d) any other equity-based or equity-related awards which the Plan Administrator determines to be consistent with the purpose of the 1994 Plan and the interests of the Company. Option-vesting schedules are specified by the Plan Administrator. The 1994 Plan also provides for the automatic grant of nonstatutory options to nonemployee directors.

  As of December 31, 1997, the Company had reserved 2,279,967 shares of common stock for issuance under the 1992 and 1994 Plans, of which 830,704 were exercisable at an average price of $11.79 per share, and 463,325 were available for future grants. At December 31, 1996 and 1995, 488,336 and 320,231 shares of common stock respectively, were exercisable.

  In April 1995, the Board of Directors approved the repricing of outstanding options to $11.725 per share by exchanging such outstanding options for a fewer number of options pursuant to a Black-Scholes formula. Subsequently, options for 434,664 shares, with prices of $17.50 and $31.50 per share, were exchanged for 377,121 options with a price of $11.725 per share, the estimated fair value of the underlying common stock at that time. All other terms and conditions of the options remained unchanged. These amounts have been included as granted and canceled options in the summary activity table as shown below. The pro forma net loss under SFAS 123 noted below includes $143,707 and $672,884 in 1996 and 1995, respectively, related to this option repricing.

  A summary of the activity related to the 1992 and 1994 Plans follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                             SHARES    EXERCISE
                                                              UNDER      PRICE
                                                             OPTION    PER SHARE
                                                            ---------  ---------
Balance January 1, 1995 unexercised........................   455,660   $ 21.84
 Granted...................................................   815,086    11.725
 Canceled..................................................  (504,499)    21.42
 Exercised.................................................    (4,653)    12.11
                                                            ---------
Balance December 31, 1995, unexercised.....................   761,594     11.81
 Granted...................................................   505,923    11.725
 Canceled..................................................   (56,935)    11.83
 Exercised.................................................    (1,974)   11.725
                                                            ---------
Balance December 31, 1996, unexercised..................... 1,208,608     11.78
                                                            ---------
 Granted...................................................   709,286     13.49
 Canceled..................................................   (51,207)    11.78
 Exercised.................................................   (50,045)   11.835
                                                            ---------
Balance December 31, 1997, unexercised..................... 1,816,642   $ 12.46
                                                            =========

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                                 EXERCISABLE
                                                                             OPTIONS OUTSTANDING
                                           OPTIONS OUTSTANDING              (WITHOUT RESTRICTION)
                              --------------------------------------------- -----------------------
                                              WEIGHTED                                   WEIGHTED
                                NUMBER        AVERAGE          WEIGHTED                   AVERAGE
                              OUTSTANDING    REMAINING     AVERAGE EXERCISE   NUMBER     EXERCISE
   RANGE OF EXERCISE PRICES    12/31/97   CONTRACTUAL LIFE      PRICE         VESTED       PRICE
   ------------------------   ----------- ---------------- ---------------- ----------- -----------
   $ 8.3125--11.7250.......    1,287,452     7.4 Years          $11.71          813,334  $    11.70
   $12.4375--17.50.........      529,190     9.5 Years          $14.30           17,370  $    16.09
                               ---------                                    -----------
                               1,816,642     8.0 Years          $12.46          830,704  $    11.79
                               =========                                    ===========

  The weighted average fair value of options granted during 1997, 1996, and 1995 was $8.93, $2.34, and $3.87, respectively.

  In 1996, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, entities to adopt the fair value of accounting for their stock-based compensation plans. Under this method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Fair value is determined using a Black-Scholes option pricing model that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) a four-year expected life of the options, (4) no expected dividends, and (5) risk free interest rates ranging from 5.4% to 6.7%, and 5.4% to 7.8%, during 1997 and 1996, respectively, over the expected life of the options. The Company used a 1.6787 volatility rate in 1997. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted with exercise prices equal or greater than fair value. Although not reflective of the effects of reported net income in future years until the rules of SFAS 123 are applied to all outstanding non vested options, if the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, basic and diluted net loss and pro forma basic and diluted net loss per share would have been adjusted (increased) as follows for the years ended December 31:

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1997          1996          1995
                                      ------------  ------------  ------------
Net loss
  As reported.......................  $(23,026,294) $(13,928,189) $(19,992,475)
  Pro forma as adjusted.............   (24,234,490)  (14,536,137)  (20,812,869)
Basic and diluted net loss per
 share:
  As reported.......................         (1.98)        (2.82)        (4.19)
  Pro forma as adjusted.............         (2.08)        (2.94)        (4.36)
Pro forma basic and diluted net loss
 per share:
  As reported.......................         (1.81)        (1.68)        (2.90)
  Pro forma as adjusted.............         (1.90)        (1.76)        (3.02)

  In December 1996, the Board of Directors approved the grant of an aggregate of 114,280 ten year fully vested nonstatutory options to non employee directors at an exercise price of $11.725 per share, and were approved by shareholders at the 1997 Annual Meeting of Shareholders. The Company records compensation expense on the date of shareholder approval for the amount by which fair market value at that date exceeds the exercise price.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  Basic and diluted loss per share is calculated using the average number of common shares outstanding. Pro forma basic and diluted loss per share is computed on the basis of the average number of common shares outstanding plus the effect of convertible preferred shares using the if-converted method as follows:

                                            YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1997          1996          1995
                                     ------------  ------------  ------------
Net loss (A)........................ $(23,026,294) $(13,928,189) $(19,992,475)
                                     ============  ============  ============
Weighted average outstanding:
 Common Stock (B)...................   11,634,032     4,939,388     4,771,247
 Convertible preferred stock........    1,101,183     3,288,500     2,125,982
                                     ------------  ------------  ------------
Total weighted average outstanding
 (C)................................ $ 12,735,215  $  8,227,888  $  6,897,229
                                     ============  ============  ============
Loss per share:
 Basic and diluted (A/B)............ $      (1.98) $      (2.82) $      (4.19)
                                     ============  ============  ============
 Pro forma basic and diluted........ $      (1.81) $      (1.69) $      (2.90)
                                     ============  ============  ============

  Warrants

  During 1995, the Company offered to exchange shares of common stock for outstanding warrants to purchase common stock, issuing 104,569 shares of common stock in exchange for warrants to purchase 443,353 shares of common stock. During 1996, the Company concluded its offer to exchange shares of common stock for outstanding warrants of common stock, issuing 151 shares of common stock in exchange for warrants to purchase 377 shares of common stock. All warrants have expired as of December 31, 1997.

 Employee Stock Purchase Plan

  In April 1996 the shareholders approved the adoption of the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A maximum of 285,714 shares of the Company's common stock have been reserved for purchase under the Purchase Plan, under which eligible employees may purchase a limited number of shares of the Company's common stock at 85% of fair market value. As of December 31, 1997, no shares of the Company's common stock have been purchased under the Purchase Plan.

10. INCOME TAXES

  As of December 31, 1997, the Company had net operating tax loss carryforwards of approximately $92 million and research and development credit carryforwards of approximately $2.8 million. The carryforwards begin to expire in the year 2007. Due to prior rounds of equity financing (see Note 4) and the Company's public offerings of common stock, the Company has incurred and will incur "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Accordingly, the Company's use of losses incurred through the date of these ownership changes will be limited during the carryforward period. To the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The Company's valuation allowance increased $8,772,000, $4,785,000 and $6,928,000 during 1997, 1996 and 1995, respectively. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                           1997        1996
                                                        ----------- -----------
   Deferred tax assets
     Net operating loss carryforwards.................  $31,538,000 $23,914,000
     Research and development tax credit
      carryforwards...................................    2,783,000   1,752,000
     Accruals on financial statements in excess of tax
      returns.........................................      463,000     444,000
     Depreciation in financial statements in excess of
      tax.............................................      425,000     327,000
                                                        ----------- -----------
   Net deferred tax assets............................  $35,209,000 $26,437,000
                                                        =========== ===========
   Valuation allowance for deferred tax assets........  $35,209,000 $26,437,000
                                                        =========== ===========

11. SIGNIFICANT AGREEMENTS

  On March 7, 1995, the Company and BioChem Therapeutic Inc. ("BioChem"), a wholly owned subsidiary of BioChem Pharma, Inc., signed collaboration and supply agreements (the "BioChem Collaboration Agreement" and the "BioChem Supply Agreement," respectively). The BioChem Collaboration Agreement grants an exclusive license to enable BioChem to seek Canadian regulatory approval for, and to use and sell, the Company's Lisofylline and/or CT-2584 compounds (and compositions thereof) (collectively, the "cti Compounds") in Canada.

  Under the BioChem Collaboration Agreement, BioChem purchased 7,462.687 shares of Series A Convertible Preferred Stock for $2,500,000 in the Company's third private equity offering. See Note 4. In addition, the Company is entitled to receive payments for each of the cti compounds upon the satisfaction of specified product development milestones and royalties on all sales, if any. The BioChem Collaboration Agreement terminates upon the expiration of the last to expire patents covering the cti Compounds or, absent a patent, upon the tenth anniversary of the first commercial sale of such cti Compound. The Company recorded milestone payments of $250,000 and $100,000 under the BioChem Collaboration Agreement in 1996 and 1995, respectively. No payments were received in 1997.

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

  In February 1996, the Company entered into an agreement with Schering AG ("Schering") pursuant to which, among other things, the Company and Schering would collaborate in the financing, research, development and commercialization of Lisofylline ("LSF") and CT-2584 on the terms and conditions specified therein. Upon execution of the agreement, Schering paid the Company a $3,000,000 nonrefundable signing fee. The

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) remainder of the agreement was contingent upon Schering finding the clinical trial results and related data from the Company's Phase II bone marrow transplantation ("BMT") trial acceptable within thirty days after its receipt. The Company furnished Schering with this data in late February 1996. On April 2, 1996, after a mutual extension of the thirty day review period, Schering informed the Company that it did not wish to activate the agreement based on, among other factors, (i) its view that one of the endpoints of the Phase III BMT trial, white blood cell recovery, was not met and (ii) its view that the trial data regarding mortality rate and incidence of serious and fatal infection were difficult to interpret and that, as a result, Schering could not determine that the data was meaningful.

 Collaboration Agreement

  In November 1996, the Company entered into a collaboration and license agreement with Ortho Biotech Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of LSF. Upon execution of the collaboration agreement, Johnson & Johnson paid to the Company a $5,000,000 nonrefundable license fee. In addition, Johnson & Johnson Development Corporation ("JJDC"), a wholly owned subsidiary of Johnson & Johnson, purchased 14,925.373 shares of the Company's newly issued Series B Convertible Preferred Stock at $335 per share for an aggregate purchase price of $5,000,000. See Note 4.

  Under the collaboration agreement, the Company will be responsible for development of LSF in the United States. The Company will also be responsible for the manufacture of LSF for development and commercialization purposes until November 1999, and Johnson & Johnson will be responsible for the manufacture of LSF thereafter, unless Johnson & Johnson elects to assume such responsibility prior to such date. Johnson & Johnson has agreed to fund 60% of the Company's budgeted development expenses incurred in connection with obtaining regulatory approval for LSF in the United States. For each of 1997 and 1998 Johnson & Johnson has agreed, subject to certain termination rights, to fund up to $12,000,000 of the Company's budgeted development expenses per year. Any development expenses in excess of such currently budgeted agreed upon amounts will be funded solely by the Company unless otherwise mutually agreed. Johnson & Johnson will have the exclusive right to develop and market LSF, at its own expense, for markets outside of the United States and Canada subject to specified royalty payments to the Company. The Company will receive additional equity, license, milestone and similar payments under the agreement if certain milestones are achieved in the development and commercialization of LSF.

  The collaboration with Johnson & Johnson initially covers the development of LSF to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by BMT (the "BMT Indication") through December 31, 1998. In September 1997, Johnson & Johnson exercised an option under the collaboration agreement to expand its participation to include the development of LSF to include the treatment of patients with acute myelogenous leukemia ("AML") undergoing high-dose chemotherapy. In connection with this milestone, Johnson & Johnson made a $1.0 million payment to cti, and under the expanded terms of the collaboration agreement, will pay 60% of all AML development costs. Johnson & Johnson also has certain options to expand the collaboration to include the development of LSF for any other indication for which LSF is being developed by the Company. In the event that Johnson & Johnson exercises any such option it would be required to fund 60% of the Company's budgeted development expenses incurred in connection with the development of LSF for such indication, including expenses incurred prior to the exercise of such option and would also be required to pay additional license fees and milestone payments to the Company. Thereafter, any development expenses in excess of the then agreed-upon budgeted amounts for any such additional indication would be funded solely by Johnson & Johnson unless otherwise mutually agreed. If Johnson & Johnson does not

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) exercise such option with respect to any such indication, the Company would be free to develop LSF for such indication either on its own or in collaboration with third parties. Johnson & Johnson also has the option to sponsor research at the Company with respect to discovering compounds structurally related to Lisofylline.

 Supply Agreement

  In January 1997, the Company entered into a supply agreement with ChiRex, Ltd. ("ChiRex"), a British manufacturer of pharmaceutical intermediates and active ingredients, for the manufacture and supply of LSF and corresponding intermediate compounds. Under the terms of the agreement, ChiRex will manufacture and supply LSF bulk drug product and a key intermediate compound in sufficient quantities to meet the Company's requirements for ongoing and future clinical trials and commercial requirements during launch and commercialization. The agreement will expire on December 31, 2001, but may be terminated by the Company upon 12 months' written notice prior to such date.

12. SUBSEQUENT EVENTS

  In January 1998, the Company entered into an agreement with City of Hope National Medical Center to form a joint venture to discover and develop a new class of drugs to treat diabetes and its complications. Under the terms of the agreement, the Company will fund the first two years of the venture and provide expertise in drug discovery and technology in oxidized lipid chemistry. City of Hope will contribute its rights to technology for a human enzyme, human leukocyte 12-Lipoxygenase (12-LO), which it has identified and partially sequenced. The enzyme is believed to be responsible for generating oxidized lipids that may be associated with the development of vascular complications of diabetes. City of Hope will also provide expertise and services in cellular analysis, animal models and clinical trials. The Company will hold a 70% interest in the joint venture and City of Hope will hold 30%.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the directors and executive officers of cti as of March 27, 1998:

NAME                      AGE POSITION
----                      --- --------
Max E. Link, Ph.D.(1)....  57 Chairman of the Board of Directors
James A. Bianco,
 M.D.(1).................  41 President, Chief Executive Officer, and Director
Jack W. Singer, M.D......  55 Executive Vice President, Research Program
                              Chairman, and Director
Louis A. Bianco..........  45 Executive Vice President, Finance and
                              Administration
Maurice J. Schwarz,
 Ph.D....................  58 Executive Vice President, Product Development
Robert A. Lewis, M.D.....  53 Executive Vice President, Chief Scientific
                              Officer
Susan O. Moore...........  49 Executive Vice President, Human Resource
                              Development
Jack M. Anthony..........  52 Executive Vice President, Marketing and Business
                              Development
Jack L. Bowman(2)........  65 Director
Jeremy L. Curnock
 Cook(1)(2)..............  48 Director
Wilfred E. Jaeger,
 M.D.(2)(3)..............  42 Director
Terrence M.
 Morris(2)(3)............  51 Director
Mary O'Neil Mundinger,
 D.P.H...................  60 Director
Phillip M. Nudelman,
 Ph.D.(1)(3).............  62 Director

--------
(1) Member of the Executive Committee.
(2)Member of the Compensation Committee.
(3)Member of the Audit Committee.

  Dr. Link joined the Board of Directors in July 1995 as its Vice Chairman and has served as Chairman of the Board of Directors since January 1996. In addition, Dr. Link has held a number of executive positions with pharmaceutical and healthcare companies. Most recently, he served as Chief Executive Officer of Corange, Limited ("Corange"), from May 1993 until June 1994. Prior to joining Corange, Dr. Link served in a number of positions within Sandoz Pharma Ltd., including Chief Executive Officer from 1987 until April 1992, and Chairman from April 1992 until May 1993. Dr. Link currently serves on the boards of directors of Alexion Pharmaceutical, Inc., Human Genome Sciences, Inc., Procept, Inc., Protein Design Labs, Inc., Sulzer Medica Ltd. and CytRx Corporation. Dr. Link received his Ph.D. in Economics from the University of St. Gallen.

  Dr. Bianco is the principal founder of cti and has been cti's President and Chief Executive Officer since February 1992 and a Director of cti since the Company's inception in September 1991. Prior to joining cti, Dr. Bianco was an Assistant Professor of Medicine at the University of Washington, Seattle, and an Assistant Member in the clinical research division of the Fred Hutchinson Cancer Research Center ("FHCRC"), the world's largest bone marrow transplantation center. From 1990 to 1992, Dr. Bianco was the director of the BMT Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco received his B.S. degree in Biology and Physics from New York University and his M.D. from Mount Sinai School of Medicine.

  Dr. Singer is a founder and Director of cti and currently serves as cti's Executive Vice President, Research Program Chairman. Dr. Singer has been a Director of cti since the Company's inception in September 1991. From April 1992 to July 1995, Dr. Singer was cti's Executive Vice President, Research and Development. Prior to joining cti, Dr. Singer was Professor of Medicine at the University of Washington and full Member of the FHCRC. From 1975 to 1992, was the Chief of Medical Oncology at the Veterans Administration Medical Center in Seattle. In addition, from 1978 to 1992, he served as director for the National Transplant Board for the

Veterans Administration. Dr. Singer has authored approximately 220 scientific publications in the areas of cell biology, hematopoiesis and BMT. Prior to joining cti, he headed the Growth Factor Research Program at the FHCRC. Dr. Singer received his B.A. degree in Mathematics from Columbia College and his M.D. from State University of New York, Downstate Medical College. His clinical training was performed at the University of Chicago and at the University of Washington.

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

  Dr. Lewis has been cti's Executive Vice President, Chief Scientific Officer since April 1996. From September 1994 to May 1995, Dr. Lewis was Senior Vice President and Director, Preclinical Research and Development at Syntex-Roche ("Syntex"). From February 1992 to September 1994, he was President, Discovery Research at Syntex. From February 1986 to February 1992, he held various Senior and Executive Vice Presidential offices at Syntex. While at Syntex, he held associate professorships at Stanford University and at the University of California, San Francisco, where he also held an adjunct professorship from 1992 to 1994. Prior to joining Syntex, Dr. Lewis was an Associate Professor of Medicine at Harvard Medical School where he authored 150 publications on mast cell biology and oxidized lipids. Dr. Lewis received his M.D. from the University of Rochester and B.S. degree in Chemistry from Yale University.

  Ms. Moore has been cti's Executive Vice President, Human Resource Development since July 1995. From March 1993 to July 1995, Ms. Moore was cti's Vice President of Human Resources. Prior to joining cti in March 1993, Ms. Moore was self-employed as a compensation consultant. From 1991 to December 1992, Ms. Moore was the Director of Human Resources of ICOS Corporation, a biotechnology company.

  Mr. Anthony has been cti's Executive Vice President, Marketing and Business Development since January 1997. From April 1996 to January 1997, Mr. Anthony was cti's Vice President of Marketing and Business Development. Prior to joining cti, Mr. Anthony was Vice President of Marketing and Business Development at Inhale Therapeutic Systems, a drug delivery company, from October 1994 to April 1996. From August 1989 to October 1994, he was Vice President of Marketing and Business Development of Applied Immune Sciences, a cell and gene therapy concern. From 1973 to 1989, Mr. Anthony held various executive management positions at Baxter Healthcare Corporation, most recently as Vice President, Blood Therapy Group.

  Mr. Bowman has been a Director of cti since April 1995. From 1987 until January 1994, Mr. Bowman was a Company Group Chairman at Johnson & Johnson, having primary responsibility for a group of companies in the diagnostic, blood glucose monitoring and pharmaceutical businesses. From 1980 to 1987, Mr. Bowman held various positions at American Cyanamid Company, most recently as Executive Vice President. Mr. Bowman was a member of the Board of Trustees of The Johns Hopkins University and serves on the board of directors of NeoRx Corporation, CytRx Corporation, Cellegy Pharmaceuticals, Inc., Targeted Genetics Corp., Osiris Therapeutics, Inc. and Vaxcel, Inc.

  Mr. Curnock Cook has been a Director of cti since March 1995. Mr. Curnock Cook has been a director of the Bioscience Unit of Rothschild Asset Management Limited since 1987. He is a director of several British companies, including The International Biotechnology Trust, plc, Biocompatibles International, plc, and Vanguard Medica Group plc and Cantab Pharmaceuticals plc. He also serves on the boards of directors of

Creative Biomolecules, Inc., Targeted Genetics, Corp., Sugen Inc. and Ribozyme Pharmaceuticals, Inc. in the United States and Inflazyme Pharmaceuticals Inc. in Canada.

  Dr. Jaeger has been a Director of cti since September 1992. Dr. Jaeger is a founding general partner of Three Arch Partners, a venture capital firm which focuses on health care investments and is the Secretary and Chief Financial Officer of Radiant Medical, Inc., a medical device company. Prior to joining Three Arch Partners in 1993, he was a partner at Schroder Venture Advisers (presently named Collinson Howe Venture Partners) and The Phoenix Partners. Dr. Jaeger is also a director of Intensiva Healthcare Corporation and several privately held companies. Dr. Jaeger received his M.D. from the University of British Columbia in Vancouver, B.C., Canada, in 1981. He practiced medicine for six years before earning an M.B.A. from Stanford University.

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

  Dr. Mundinger has been a Director of cti since April 1997. Since 1986, she has been a Dean and Professor at the School of Nursing, and an Associate Dean on the Faculty of Medicine at Columbia University. Dr. Mundinger is a Commissioner on the Commonwealth Fund Commission on Women's Health and also serves on the Board of Health Care Services, Institute of Medicine of the National Academy of Science and United Healthcare. Dr. Mundinger also serves on the editorial board of National Health Publishing Company, Inc. Dr. Mundinger is a cum laude graduate of the University of Michigan and received her Doctorate of Public Health from Columbia's School of Public Health.

  Dr. Nudelman has been a Director of cti since March 1994. He is the President and Chairman of the Board of Kaiser/Group Health. From 1991 to 1997, Dr. Nudelman was the President and Chief Executive Officer of Group Health Cooperative of Puget Sound, a health maintenance organization. Dr. Nudelman serves on the boards of directors of the American Association of Health Plans, ATL Ultrasound, SpaceLabs Medical, Inc., Cytran Ltd., the United Way and Intensiva Healthcare Corporation. Dr. Nudelman received his B.S. degree in Microbiology, Zoology and Pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in Health Systems Management from Pacific Western University.

  The Board of Directors of cti is divided into three approximately equal classes of Directors serving staggered three-year terms and until their successors are elected and qualified. As a result, approximately one-third of the total number of Directors will be elected every year. The current terms of Dr. Nudelman and Messrs. Bowman and Curnock Cook expire in 1998; the current terms of Drs. Link and Jaeger and Mr. Morris expire in 1999; and the current terms of Drs. Bianco, Singer and Mundinger expire in 2000. Executive Officers of cti serve at the discretion of the Board of Directors. Under cti's Bylaws, the number of Directors constituting the entire Board of Directors may be decreased or increased by majority action of either the Board of Directors or the shareholders, but no decrease in the number of Directors may have the effect of shortening the term of any incumbent Director. Currently, the Board of Directors has fixed the number of Directors at nine. James A. Bianco and Louis A. Bianco are brothers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the SEC) reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company does prepare Section 16(a) forms on behalf of its officers and Directors based on the information provided by them.

  Based solely on review of this information, or written representations from reporting persons that no other reports were required, the Company believes that, during the 1997 fiscal year, all Section 16(a) filing requirements applicable to its officer, Directors and greater than ten percent beneficial owners were complied with, other than the reporting of transaction by Max E. Link, a Director, that should have been filed on Form 4 in September 1997 but instead was filed on Form 5 in February 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth all compensation paid for the years ended December 31, 1996 and 1997 to the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at December 31, 1997 (collectively, the Named Executive Officers):

                          SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                          ANNUAL COMPENSATION   COMPENSATION AWARDS
                                          --------------------  -------------------
                                                  OTHER ANNUAL      SECURITIES       ALL OTHER
                                  SALARY   BONUS  COMPENSATION  UNDERLYING OPTIONS/ COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR   ($)     ($)      ($)(1)          SARS (#)           ($)
---------------------------  ---- ------- ------- ------------  ------------------- ------------
James A. Bianco, M.D....     1997 393,840 120,000    88,426(2)         80,000         294,319(3)
President and Chief
 Executive                   1996 358,032  50,000       --             85,714          72,223(4)
 Officer                     1995 315,984  27,475       --            137,955(5)        7,402(6)
Jack W. Singer, M.D.....     1997 251,898  60,000     3,821(7)         27,500          11,655(8)
Executive Vice
 President, Research         1996 248,976  15,000       --             28,571          10,524(8)
 Program Chairman            1995 248,976     --        --             20,957(5)        9,762(6)
Louis A. Bianco.........     1997 300,120     --      3,639(7)         15,000          96,109(9)
Executive Vice
 President,                  1996 263,088     --        --             21,428          55,367(4)
 Finance and
  Administration             1995 232,195  10,000       --             55,098(5)        6,772(6)
Maurice J. Schwarz,
 Ph.D...................     1997 187,500  35,000     3,221(7)         15,000          49,429(10)
Executive Vice
 President, Product          1996 187,500  58,993       --             28,571          65,619(10)
 Development                 1995 187,500  12,936     8,200(11)        28,571(5)       45,802(10)
Robert A. Lewis, M.D....     1997 262,032  40,000     2,741(7)         20,000             --
Executive Vice
 President, Chief            1996 181,512     --        --             67,142          26,144(12)
 Scientific Officer

--------
(1) Other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for the applicable year.
(2) Other annual compensation for Dr. Bianco includes payments totaling $86,366 to cover Dr. Bianco's estimated tax liabilities with respect to certain perquisites as well as each of the life insurance premium payment and loan forgiveness described in Note 4.
(3) All other compensation for Dr. Bianco includes the following: (i) payments aggregating $164,636 for unused sick and vacation leave accrued by Dr. Bianco between 1992 and 1996, pursuant to the terms of his employment agreement then in effect, (ii) reimbursement of long-term disability insurance premiums of $8,737, (iii) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment contract, and
    (iv) loan forgiveness of $80,946 pursuant to the terms of Dr. Bianco's current employment agreement. See "Employment Agreements."
(4) All other compensation includes payment of unused sick leave for Dr. Bianco and Mr. Bianco accrued during 1992, 1993 and 1994, aggregating $64,526 and $47,415, respectively, and reimbursement for long-term disability insurance premiums of $7,697 and $7,952, respectively.
(5) In April 1995, the Board of Directors approved the repricing of outstanding options to $11.725 per share by exchanging such outstanding options for a fewer number of options pursuant to a Black-Scholes formula. All other terms and conditions of the options remained unchanged. Grants for the year ended December 31, 1995 include options which were initially granted in prior years and have been repriced and exchanged for a fewer number of options in 1995 as follows: Dr. Bianco, 64,285 options were repriced and exchanged for 57,857 options; Dr. Singer, 14,285 options were repriced and exchanged for 12,857 options; Mr. Bianco, 42,857 options were repriced and exchanged for 36,428 options; and Dr. Schwarz, 21,428 options were repriced and exchanged for 17,142 options.
(6) Represents reimbursement for long-term disability insurance premiums.
(7) Other annual compensation includes payments to cover estimated tax liabilities with respect to certain perquisites, and, in the case of Mr. Bianco, the life insurance premium described in Note 10.
(8) All other compensation for Dr. Singer includes reimbursement for long-term disability insurance premiums of $10,524 and $11,655 in 1996 and 1997, respectively.
(9) All other compensation for Mr. Bianco includes the following: (i) payments aggregating $86,210 for unused vacation leave for Mr. Bianco accrued between 1992 and 1996, pursuant to the terms of his employment agreement then in effect, (ii) reimbursement for long-term disability insurance premiums of $8,474, and (iii) a premium payment of $1,425 for life insurance.
(10) All other compensation for Dr. Schwarz includes loan forgiveness of $42,210, $60,789, and $49,429 in 1995, 1996 and 1997, respectively, and
     $3,592 and $4,830 of relocation expenses in 1995 and 1996, respectively, all in connection with Dr. Schwarz's relocation to the Seattle area in 1996. See "Employment Agreements."
(11) Includes payments to cover Dr. Lewis' estimated tax liabilities with respect to the relocation expense reimbursements described in Note 12 hereto.
(12) Includes reimbursement of Dr. Lewis' relocation expenses.

  The following table sets forth for each of the Named Executive Officers the number of options granted during the year ended December 31, 1997 and the potential realizable value of such grants:


                                     INDIVIDUAL GRANTS
                         ------------------------------------------  POTENTIAL REALIZABLE
                                    % OF TOTAL                         VALUE  AT ASSUMED
                         NUMBER OF   OPTIONS                         ANNUAL RATES OF STOCK
                         SECURITIES GRANTED TO                      PRICE APPRECIATION FOR
                         UNDERLYING EMPLOYEES  EXERCISE                 OPTION TERM (3)
                          OPTIONS   IN FISCAL    PRICE   EXPIRATION -----------------------
NAME                     GRANTED(1)  YEAR (%)  ($/SH)(2)    DATE      5% ($)     10% ($)
----                     ---------- ---------- --------- ---------- ---------- ------------
James A. Bianco, M.D....   80,000      17.1%   $16.0625   12/09/07    $808,130   $2,047,959
Jack W. Singer, M.D.....   27,500       5.8%    16.0625   12/09/07     277,795      703,986
Louis A. Bianco.........   15,000       3.2%    16.0625   12/09/07     151,524      383,992
Maurice J. Schwarz,
 Ph.D...................   15,000       3.2%    16.0625   12/09/07     151,524      383,992
Robert A. Lewis, M.D....   20,000       4.2%    16.0625   12/09/07     202,032      511,990

                      OPTIONS GRANTED IN LAST FISCAL YEAR
--------
*  Less than one percent.
(1) Options were granted under the 1994 Equity Incentive Plan (the "1994
    Plan").
(2) Stock options were granted at an exercise price equal to 100% of the estimated fair value of the Common Stock, as determined by the Board of Directors on the date of grant.
(3) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in this table will be achieved.

  The following table sets forth for each of the Named Executive Officers, the fiscal year-end number and value of unexercised options. No options were exercised by any of the Named Executive Officers during 1997.

 AGGREGATED OPTION EXERCISES IN LATEST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                                              VALUE OF UNEXERCISED
                             NUMBER OF SECURITIES             IN-THE-MONEY OPTIONS
                            UNDERLYING UNEXERCISED             AT FISCAL YEAR-END
                         OPTIONS AT FISCAL YEAREND (#)             1997 ($)(1)
                         --------------------------------   -------------------------
NAME                      EXERCISABLE      UNEXERCISABLE    EXERCISABLE UNEXERCISABLE
----                     --------------   ---------------   ----------- -------------
James A. Bianco, M.D....          140,337           163,335  $740,278     $514,592
Jack W. Singer, M.D.....           28,102            48,929   148,238      138,819
Louis A. Bianco.........           56,530            35,001   298,196      119,568
Maurice J. Schwarz,
 Ph.D...................           34,286            37,858   180,859      134,638
Robert A. Lewis, M.D....           10,001            77,144    52,755      320,185

--------
(1) This amount is the aggregate number of in-the-money options multiplied by the difference between the last reported sale price of the common Stock on the Nasdaq National Market on December 31, 1997 and the exercise price for that option.

COMPENSATION OF DIRECTORS

  Directors who are also employees of the Company are not paid an annual retainer nor compensated for serving on the Board. Non-employee Directors are paid $2,000 per meeting of the Board or committees, up to a maximum of $10,000 per Director each calendar year. All Directors are reimbursed for their expenses incurred in attending Board meetings. In addition, in fiscal year 1997 each non-employee Director received a fully-vested option grant for 1,905 shares pursuant to the Automatic Option Grant Program in effect for them under the 1994 Plan. Each such option has an exercise price equal to 100% of the fair market value on the grant date and a term of 10 years measured from such grant date.

EMPLOYMENT AGREEMENTS

  Dr. Bianco, President and Chief Executive Officer, entered into an employment agreement with cti, effective December 17, 1996 which agreement will expire on December 31, 1999. The agreement provides that Dr. Bianco would receive a base salary at an annual rate of $393,840 in 1997 or such greater amount as the Board of Directors shall determine. The agreement provides that, in the event that cti terminates Dr. Bianco's employment without cause or Dr. Bianco terminates his employment for cause, cti shall at such time pay Dr. Bianco an amount equal to twenty-four months' base salary, all of Dr. Bianco's stock options in cti shall immediately become vested and cti shall continue to provide certain benefits through the term of the agreement. The agreement also provides for the forgiveness over the term of the agreement of certain indebtedness of Dr. Bianco to cti. See "Item 13. Certain Relationships and Related Transactions." In addition, the agreement provides that Dr. Bianco is entitled to four weeks of paid vacation per year and that any unused vacation time shall be paid in cash upon the termination of Dr. Bianco's employment for any reason or at such earlier time as required to avoid forfeiture of accrued but unused vacation time. The employment agreement restricts Dr. Bianco from competing with cti for the term of the agreement and for two years after termination of his employment with cti, unless cti shall have terminated Dr. Bianco's employment without cause or Dr. Bianco shall have terminated his employment for cause. The agreement also provides that, in the event a "Change in Ownership" (as defined in Dr. Bianco's employment contract) occurs, then all stock options of Dr. Bianco shall immediately become vested.

  Mr. Bianco, Executive Vice President, Finance Administration, entered into a three-year employment agreement with cti, effective February 1, 1992, which agreement was extended for an additional three-year period by a letter agreement dated May 27, 1994, and which expired on January 31, 1998. Effective January 1, 1997, cti's Board of Directors increased Mr. Bianco's annual base salary to $300,120. His employment agreement provided that this base salary was subject to annual increases in proportion to increases in the CPI, plus 10% of the CPI-adjusted annual base salary, or such greater amount as the Board of Directors might determine. The agreement provided that, in the event that cti terminated Mr. Bianco's employment without cause or Mr. Bianco terminated his employment for cause, cti would have paid at such time Mr. Bianco an amount equal to the total base salary otherwise payable through the expiration of the term of the agreement or six months' base salary, whichever was greater, and would continue to provide certain benefits through the term of the agreement. The agreement also provided that Mr. Bianco was entitled to four weeks of paid vacation per year and that any unused vacation time and sick leave would be paid in cash upon the termination of Mr. Bianco's employment for any reason.

  Dr. Schwarz, Executive Vice President, Product Development, entered into a two-year employment agreement with cti effective May 2, 1994, which was renewable automatically for successive one-year terms subject to certain termination provisions contained in the agreement and expired on May 1, 1997. The agreement provided that Dr. Schwarz initially would receive an annual base salary of $187,500, subject to periodic increases based on performance. In the event cti terminates Dr. Schwarz's employment without cause, cti would pay Dr. Schwarz such amounts owing for the remaining term of the agreement. The agreement further provided that in connection with his relocation to the Seattle area, Dr. Schwarz be reimbursed for capital loss on the sale of his former residence in the form of a forgivable loan in an amount not to exceed $150,000. The loan would be forgiven in three annual installments, subject to Dr. Schwarz's continued employment with cti, with any unforgiven portion becoming immediately due and payable within three months of any termination of Dr. Schwarz's employment.

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

  Each of Jack W. Singer, Louis A. Bianco and Maurice J. Schwarz have entered into a one-year severance agreement with cti effective September 23, 1997, February 1, 1998 and May 2, 1997, respectively. The agreements provide that, in the event any of the foregoing Named Executive Officers is terminated by cti without cause or resigns for good reason, cti shall pay his base salary for one year from the severance date and shall pay accrued but unused vacation through the severance date. If any of the foregoing Named Executive Officers is terminated by cti without cause or resigns for good reason, cti shall also continue to pay his benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the last completed fiscal year, the Compensation Committee consisted of Dr. Jaeger and Messrs. Curnock Cook, Bowman and Morris. None of these individuals was at any time during the last completed fiscal year, or at any other time, an officer or employee of the Company. At the 1997 Annual Meeting of Shareholders, Dr. Jaeger and Mr. Curnock Cook were elected as Directors by the holders of the outstanding shares of Common Stock. In March 1997, Biotechnology Investments Limited, which is an affiliate of Mr. Curnock Cook, purchased 250,000 shares of Common Stock in the Company's initial public offering for an aggregate purchase price of $2.5 million. See Item "13.-- Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee of the Board of Directors (the "Committee") is composed of Directors who are not employees of the Company. The Committee is responsible for establishing and administering the Company's executive compensation arrangements, including the compensation of the Chief Executive Officer and the other executive officers and key employees of the Company, subject to ratification by the Board. The Committee also administers the 1994 Plan and the Purchase Plan and makes all stock option grants under such plans to the Company's executive officers.

                          GENERAL COMPENSATION POLICY

  The Company operates in the extremely competitive and rapidly changing biotechnology industry. The Committee believes that the compensation programs for executive officers of the Company should be designed to attract, motivate, and retain talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of strategic corporate objectives and individual performance and teamwork. Within this overall philosophy, the Committee's objectives are to:

  . Offer a total compensation program that takes into consideration the compensation practices of a specifically identified peer group of companies with which the Company competes for executive talent.

  . Integrate each officer's compensation package with annual and long-term corporate objectives and focus the officer's attention on the attainment of those objectives.

  . Encourage the creation of shareholder value through the achievement of strategic corporate objectives.

  . Provide annual variable incentive awards that take into account the Company's performance relative to corporate objectives and the individual officer's contributions.

  . Align the financial interests of executive officers with those of shareholders by providing significant equity-based, long-term incentives.

                      COMPENSATION COMPONENTS AND PROCESS

  The Committee has developed a compensation policy which is designed to attract and retain qualified key executive officers critical to the Company's success. In developing this policy, the Committee has concluded that it is not appropriate to base a significant percentage of the compensation payable to the executive officers upon traditional financial targets, such as profit levels and return on equity. This is primarily because the Company's products are still in either development or clinical testing phases, and the Company has not yet realized any significant revenues or product sales. In addition, the Company's stock price performance may often reflect larger market forces than the Company's actual performance. For these reasons, it is difficult to tie the Company's compensation programs to financial performance. Instead, the Committee bases its decisions upon the attainment of corporate-wide, team and individual performance. Such performance is evaluated in terms of the achievement of strategic and business plan goals, including long-term goals tied to the expansion of the Company's core technology and innovative product development, the discovery of new drug candidates and the development of the Company's organizational infrastructure.

  In establishing the compensation package of the Company's executive officers, the Committee has adopted a "total pay" philosophy which includes three major components: (i) base salary set at levels which are commensurate with those of comparable positions at other biotechnology companies, (ii) annual bonuses and stock option grants tied to the achievement of strategic corporate and team objectives and individual performance and (iii) long-term, stock-based incentive awards intended to strengthen the mutuality of interests between the executive officers and the Company's shareholders.

  The Committee determines the compensation levels for the executive officers with the assistance of an independent consulting firm that furnishes the Committee with executive compensation data drawn from several nationally recognized surveys of companies within the biotechnology and pharmaceutical industries. On the basis of those surveys, the Committee has identified a peer group of companies with which the Company competes for executive talent and which have a total capitalization and head count similar to the Company's and are at approximately the same development stage (the "Peer Companies").

  The positions of the Company's Chief Executive Officer and the other executive officers were compared with those of their counterparts at the Peer Companies, and the market compensation levels for comparable positions were examined to determine base salary, target incentives, and total cash compensation. In addition, the practices of the Peer Companies concerning stock option grants were also reviewed and compared.

  Base Salary. The base salary for each executive officer is set at a level considered appropriate for comparable positions at the Peer Companies. The Committee's policy is to target base salary levels at the market average level of base salary in effect for comparable positions at the Peer Companies. Executive officers who attain the core competencies required of their positions are paid at that level. The Committee makes its base salary determinations in accordance with the market average level in effect for comparable positions at the Peer Companies, competitive market forces and the evaluation of performance and core competency provided for each executive officer by the Chief Executive Officer.

  Variable Incentive Awards. To reinforce the attainment of Company goals, the Committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay. The annual incentive payment for each executive officer is determined on the basis of the achievement of the corporate objectives established for the fiscal year and the Committee's evaluation of the officer's performance both on an individual and team basis. For the 1997 fiscal year, the corporate performance objectives were tied to the following measures of financial success: (i) the completion of a successful initial public offering which raised net proceeds of $26.8 million, (ii) an enhanced corporate communications program including internal infrastructure and shareholder and investor relations, (iii) a strengthened collaborative relationship with Johnson & Johnson, (iv) the advancement of cti's two lead development compounds (LSF and CT2584), and (v) a strengthened discovery research program.

  Based on the surveys of the short-term incentive programs of the Peer Companies, the bonuses awarded to the executive officers for the 1997 fiscal year was below the mid-range of the bonus levels in effect for comparable positions at the Peer Companies and were on average equal to 18% of base salary for the year.

  Long-Term, Equity-Based Incentive Awards. The goal of the Company's long-term equity-based incentive awards is to align the interests of executive officers with the shareholders and to provide each executive-officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Such incentive is provided through stock option grants made under the 1994 Plan. The size of the option grant to each executive officer is set at a level which the Committee feels is appropriate to create a meaningful opportunity for stock ownership based upon the executive officer's current position with the Company, internal comparability with stock option grants made to other Company executives, the executive officer's current level of performance and his or her potential for future responsibility and promotion over the option term. The Committee also takes into account comparable equity incentives provided to individuals in similar positions in the biotechnology and pharmaceutical industries, as reflected in external surveys, and the number of unvested options held by the executive officer at the time of the new grant. The Committee has established certain general guidelines by which the Committee seeks to target a fixed number of unvested option shares for each executive officer based upon his or her current position with the Company and his or her potential for growth within the Company, i.e., future responsibilities and possible promotions over the option term. However, the Committee does not strictly adhere to these guidelines in making stock option grants, and the relative weight which is given to the various factors varies from individual to individual, as the circumstances warrant.

  During fiscal 1997, the Committee awarded the executive officers stock options for an aggregate of 200,000 shares of Common Stock. Each grant allows the officer to acquire the shares underlying the stock option at a fixed price per share (the market price on the grant date) over a specified period of time. Specifically, the option vests in periodic installments over a three-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return only if the officer remains with the Company and then only if the market price appreciates over the option term.

                  COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

  The base salary of the Company's Chief Executive Officer, James A. Bianco, M.D., is reviewed annually by the Committee and was set at $393,840 for the 1997 fiscal year. Such salary level was established on the basis of the employment agreement then in effect between the Company and Dr. Bianco and the base salary levels in effect for chief executive officers at the other biotechnology and pharmaceutical companies comprising the Peer Companies. The 1997 salary level for Dr. Bianco brought him to 13% above the average of the salary levels then in effect for the chief executive officers of the Peer Companies.

  The incentive compensation awarded to Dr. Bianco for the 1997 fiscal year was equal to 30% of his base salary for the year and was based on the attainment of the following corporate developments: (i) the completion of a successful initial public offering which raised net proceeds of $26.8 million,
(ii) a strengthened collaborative relationship with Johnson & Johnson, (iii) completion of a successful follow-on offering which raised net proceeds of $34.3 million, and (iv) the initiation of an additional collaborative relationship for diabetes research with the City of Hope National Medical Center. See Note 12 of Notes to Financial Statements. Dr. Bianco was also awarded stock options for 80,000 shares of Common Stock at an exercise price of $16.0625 per share. The grant reflected the Committee's continuing policy to maintain his option holdings at a level consistent with that for other chief executive officers of comparable development-stage companies in the pharmaceutical industry and to subject a portion of his overall compensation each year to the market performance of the Company's Common Stock. Accordingly, the stock option grants will be of no value to Dr. Bianco unless there is appreciation in the value of the Company's Common Stock over the option term.

             COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

  As a result of Section 162(m) of the Internal Revenue Code, which was enacted into law in 1993, the Company will not be allowed a Federal income tax deduction for compensation paid to certain officers, to the extent that compensation exceeds one (1) million dollars per officer in any one year. This limitation will apply to all compensation which is not considered to be performance based. Compensation which does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. The Company's 1994 Plan has been structured so any compensation deemed paid in connection with the exercise of stock options granted under that plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation.

  The cash compensation paid to the Company's executive officers during fiscal 1997 did not exceed the one (1) million dollar limit per officer, nor is the cash compensation to be paid to the Company's executive officers for the 1998 fiscal year expected to reach that level. Because it is unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the one (1) million dollar limitation, the Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Committee will reconsider this decision should the individual compensation of any executive officer ever approach the one (1) million dollar level.

                                          COMPENSATION COMMITTEE
                                          Jack L. Bowman
                                          Jeremy L. Curnock Cook
                                          Wilfred E. Jaeger, M.D.
                                          Terrence M. Morris

STOCK PERFORMANCE GRAPH


                           [LINE GRAPH APPEAS HERE]

                                        3/21/97 3/31/97 6/30/97 9/30/97 12/31/97
                                        ------- ------- ------- ------- --------
Cell Therapeutics, Inc................. $100.00 $97.56  $108.54 $145.12  165.85
Nasdaq Stock Index (U.S.).............. $100.00 $97.51  $115.39 $134.90 $126.52
Nasdaq Pharmaceutical Index............ $100.00 $93.51  $100.95 $113.25 $101.75

  The stock performance graph depicts the cumulative total return on the Company's common stock compared to the current total return for the Nasdaq Stock Index (U.S.) and the Nasdaq Pharmaceutical Index. The graph assumes an investment of $100 on March 21, 1997, when the Company's stock was first traded in a public market. Reinvestment of dividends, if any, is assumed in all cases.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 27, 1998, by (i) all shareholders known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each of the Company's Directors and Named Executive Officers and (iii) all Directors and executive officers as a group:

                                              NUMBER OF SHARES    PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER        BENEFICIALLY OWNED(1) OWNERSHIP(1)
------------------------------------        --------------------  -----------
LGT Capital................................      1,881,700           12.24%
   50 California Street 27th Floor
   San Francisco CA 94104
The International Biotechnology
  Trust plc(2).............................      1,316,098            8.56
  c/o Rothschild Asset Management Limited
  Five Arrows House
  St. Swithin's Lane
  London, England EC4N 8NR
Kummell Investments Limited(3).............      1,287,456            8.37
  922 Europort
  Gibraltar
Johnson & Johnson Development
  Corporation..............................        868,262            5.65
  One Johnson & Johnson Plaza
  New Brunswick, NJ 08933
James A. Bianco, M.D.**(4).................        416,225            2.68
Jack L. Bowman**(5)........................         26,668               *
Jeremy L. Curnock Cook**(6)................      1,337,051            8.68
Wilfred E. Jaeger, M.D.**(7)...............         22,667               *
Max E. Link, Ph.D.**.......................         40,952               *
Terrence M. Morris**(8)....................         20,953               *
Mary O'Neil Mundinger, D.P.H.**(9).........          2,858               *
Phillip M. Nudelman, Ph.D.**(10)...........         26,096               *
Jack W. Singer, M.D.**(11).................        228,851            1.49
Louis A. Bianco(12)........................        160,040            1.04
Robert A. Lewis, M.D.(13)..................         38,586               *
Maurice J. Schwarz, Ph.D.(14)..............         34,286               *
All Directors and executive officers as a
 group (14 persons)(15)....................      2,418,995           15.26

--------
 * Less than 1%
** Denotes Director of the Company
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Commission. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 27, 1998, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.
(2) Consists of 1,066,098 shares of Common Stock beneficially owned by The International Biotechnology Trust plc, a company formed under the laws of England ("IBT") and managed by Rothschild Asset Management Limited ("Rothschild"). Rothschild has or shares voting and investment power with respect to the shares held by IBT and may be deemed to be the beneficial owner of such shares. Mr. Curnock Cook is a director of IBT and Rothschild, and may be deemed to be the beneficial owner of any shares beneficially owned by each of IBT and Rothschild. Mr. Curnock Cook disclaims beneficial ownership of shares beneficially owned by IBT and Rothschild except to the extent of his proportionate interest therein. Rothschild is advisor to Biotechnology Investment Limited ("BIL") and to Rothschild Asset Management (C.I.) Limited, which is the manager of BIL. See footnote (6) below.

 (3) Mr. Morris is the Chief Executive Officer of Morningside Ventures, which advises Kummell Investments Limited ("Kummell") on its private venture capital portfolio. Mr. Morris does not have or share voting or investment power with respect to the shares held by Kummell. See footnote (8) below.
 (4) Includes 140,337 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 1998. Does not include 163,335 shares issuable upon exercise of options not yet vested. 26,191 of such options vest on December 5, 1998, 57,144 of such options vest in equal installments on November 19, 1998 and 1999 and 80,000 of such options vest in equal installments on December 9, 1998, 1999 and 2000.
 (5) Consists of 26,668 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 1997.
 (6) Includes 1,066,098 shares of Common Stock beneficially owned by IBT. IBT is managed by Rothschild and Rothschild has or shares voting and investment power with respect to the shares held by IBT and may be deemed to be the beneficial owner of such shares. Mr. Curnock Cook is a director of IBT and Rothschild and may be deemed to be the beneficial owner of any shares beneficially owned by each of IBT and Rothschild. Mr. Curnock Cook disclaims beneficial ownership of shares beneficially owned by IBT and Rothschild except to the extent of his proportionate interest therein. Also includes an immediately exercisable option to purchase 20,953 shares of Common Stock. Mr. Curnock Cook is a shareholder, but is not an officer or director, of BIL. See footnote (2) above.
 (7) Consists of 22,667 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 1998. Does not include 12,858 shares issuable upon exercise of options beneficially owned by affiliates of Collinson Howe Venture Partners ("CHVP") pursuant to an agreement with Dr. Jaeger. Dr. Jaeger, a director of the Company, is a former partner at CHVP.
 (8) Consists of an immediately exercisable option to purchase 20,953 shares of Common Stock. Mr. Morris is the Chief Executive Officer of Morningside Ventures, which advises Kummell on its private venture capital portfolio. Mr. Morris does not have or share voting or investment power with respect to the shares held by Kummell. See footnote (3) above.
 (9) Includes an immediately exercisable option to purchase 2,208 shares of Common Stock.
(10) Consists of 26,096 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 1998.
(11) Includes 28,102 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 1997. Does not include 48,929 shares issuable upon exercise of options not yet vested. 2,381 of such options vest on December 5, 1998, 19,048 of such options vest in equal installments on November 7, 1998 and 1999 and 27,500 shares vest in equal installments on December 12, 1998, 1999 and 2000.
(12) Includes 56,530 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 1998. Does not include 35,001 shares issuable upon exercise of options not yet vested. 5,715 of such options vest on December 5, 1998, 14,286 of such options vest in equal installments on November 7, 1998 and 1999 and 15,000 of such options vest in equal installments on December 9, 1998, 1999 and 2000.
(13) Consists of an immediately exercisable option to purchase 38,586 shares of Common Stock. Does not include 48,559 shares issuable upon exercise of options not yet vested. 14,273 of such options vest on April 1, 1999, 14,286 of such options vest in equal installments on November 7, 1998, and 1999 and 20,000 of such options vest in equal installments on December 12, 1998, 1999 and 2000.
(14) Includes 34,286 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 1997. Does not include 37,858 shares issuable upon exercise of options not yet vested. 3,810 of such options vest on December 5, 1998, 19,048 of such options vest in equal installments on November 7, 1998 and 1999 and 15,000 of such options vest in equal installments on December 12, 1998, 1999 and 2000.
(15) Includes an aggregate of 417,386 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 1997. See footnotes (4) through (14).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In December 1993 cti loaned Dr. Bianco $200,000 at 5.35% annual interest. The promissory note originally provided for a single payment of principal and interest on the earlier of July 1, 1997 or the third anniversary of the effective date of the initial underwritten public offering of cti's Common Stock. In December 1996 Dr. Bianco entered into an employment agreement with the Company which amended the note to provide for the forgiveness of one-third of the loan on each anniversary of the agreement. The unpaid portion of the loan will accelerate and become due and payable in the event that cti terminates Dr. Bianco's employment for cause or Dr. Bianco terminates his employment without cause. The unpaid portion of the loan will be forgiven in the event that cti terminates Dr. Bianco's employment without cause, Dr. Bianco terminates his employment for cause, dies or becomes disabled, a Change in Ownership (as defined in Dr. Bianco's employment agreement) occurs or cti's public market capitalization equals or exceeds $500 million. See "Item 11.-- Executive Compensation--Employment Agreements." The loan is secured by a pledge of 5,715 shares of Common Stock owned by Dr. Bianco.

  At the 1996 Annual Meeting of Shareholders, Mr. Curnock Cook was elected as a Director by the holders of the outstanding shares of Series A Convertible Preferred Stock voting as a separate class. In March 1997, Biotechnology Investments Limited, which is an affiliate of Mr. Curnock Cook, purchased 250,000 shares of Common Stock in the Company's initial public offering for an aggregate purchase price of $2.5 million. See Item 12Security Ownership of Certain Beneficial Owners and Management.

  In November 1996 Johnson & Johnson Development Corporation ("JJDC"), a wholly owned subsidiary of Johnson & Johnson, purchased 14,925.373 shares of Series B Convertible Preferred Stock, for an aggregate purchase price of $5.0 million, pursuant to a Stock Purchase Agreement entered into between cti and JJDC in connection with the execution of the Collaboration Agreement. Johnson & Johnson also purchased an additional 300,000 shares of Common Stock in March 1997 concurrent with the closing of the Company's initial public offering for an aggregate purchase price of $3.0 million and an additional 125,000 shares of Common Stock in October 1997 in the Company's follow-on public offering for an aggregate purchase price of $2.0 million. Pursuant to the Stock Purchase Agreement, cti is entitled to require JJDC to purchase additional shares of Common Stock upon the achievement of certain milestones. See "Item 1.-- Business--Collaborations."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules

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

  (b) Reports on Form 8-K.

    None

  (c) Exhibits

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 3.1(1)  Registrant's Restated Articles of Incorporation
 3.2(1)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation Establishing a Series of Preferred Stock (Series A
         Convertible Preferred Stock)
 3.3(2)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation Reducing the Number of Authorized Shares of Series A
         Convertible Preferred Stock
 3.4(2)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation Establishing a Series of Preferred Stock (Series B
         Convertible Preferred Stock)
 3.5(2)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation Establishing a Series of Preferred Stock (Series C
         Preferred Stock)
 3.6(2)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation of Cell Therapeutics, Inc. Effecting a Reverse Stock
         Split.
 3.7(3)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation of Undesignating Series A and Series B Preferred Stock.
 3.7(4)  Registrant's Restated Bylaws
 4.1(5)  Form of Rights Agreement dated as of November 11, 1996, between the
         Registrant and Harris Trust Company of California, which includes the
         Form of Rights Certificate as Exhibit A, the Summary of Rights to
         Purchase Preferred Stock as Exhibit B and the Form of Certificate of
         Designation of the Series C Preferred Stock as Exhibit C
 10.1(6) Lease Agreement between David A. Sabey and Sandra L. Sabey and the
         Registrant, dated March 27, 1992, as amended March 31, 1993 and
         October 13, 1993
 10.2(2) Third Amendment to Lease Agreement between David A. Sabey and Sandra
         L. Sabey and the Registrant, dated as of September 10, 1996.
 10.3(1) Assignment of Lease between Manlove Travel and the Registrant, dated
         April 23, 1993
 10.4(2) Letter Agreement between David A. Sabey, Sandra L. Sabey and the
         Registrant, dated as of September 6, 1996, amending the Assignment of
         Lease.

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
 10.5(2)   Employment Agreement between the Registrant and James A. Bianco, dated as of December 17, 1996
 10.6(6)   Employment Agreement between the Registrant and Louis A. Bianco, dated as of February 1, 1992, as amended May 27, 1994
 10.7(1)   Employment Agreement between the Registrant and Maurice J. Schwarz, dated May 2, 1994
 10.8      Employment Agreement between the Registrant and Jack W. Singer, dated September 23, 1997.
 10.9(1)   Severance Agreement between the Registrant and Robert A. Lewis, dated April 1, 1996
 10.10(2)  Form of Strategic Management Team Severance Agreement.
 10.11(1)  Promissory Note between James A. Bianco, M.D. and the Registrant, dated December 23, 1993
 10.12(1)  Stock Pledge Agreement between James A. Bianco, M.D. and the
           Registrant, dated December 23, 1993
 10.13(1)  1994 Equity Incentive Plan, as amended
 10.14(1)  1992 Stock Option Plan, as amended
 10.15(1)  1996 Employee Stock Purchase Plan
 10.16(1)  Form of Sales Agent Warrant for the 1992 Private Placement
 10.17(1)  Warrant, dated November 25, 1992, between the Registrant and David
           H. Smith, M.D.
 10.18(1)  Registration Agreement between the Registrant and the other parties included therein, dated as of November 23, 1993
 10.19(1)  Form of Sales Agent Warrant for the 1993 Private Placement
 10.20(1)  Subscription Agreement between the Registrant and the other parties included therein, dated as of March 21, 1995
 10.21(1)  Registration Rights Agreement between the Registrant and the other parties included therein, dated as of March 21, 1995
 10.22(4)  Registration Rights Agreement between the Company and the other parties included therein, dated as of September 17, 1996, as amended by Amendment No. 1 thereto dated as of October 11, 1996.
 10.23(4)  Letter Agreement between the Company and Kummell Investments
           Limited, dated September 17, 1996.
 10.24+(6) Collaboration Agreement by and between BioChem Therapeutic Inc. and the Registrant, dated March 7, 1995, as amended November 30, 1995 and December 6, 1995
 10.25+(6) Supply Agreement by and between BioChem Therapeutic Inc. and the
           Registrant, dated March 7, 1995
 10.26+(2) Supply Agreement by and between ChiRex, Ltd. and the Registrant, dated January 21, 1997
 10.27+(2) Collaboration and License Agreement, dated as of November 8, 1996, by and between the Registrant and Ortho Biotech Inc. and The R.W.
           Johnson Pharmaceutical Research Institute, a division of Ortho
           Pharmaceutical Corporation
 10.28(2)  Stock Purchase Agreement, dated as of November 8, 1996, by and between the Registrant and Johnson & Johnson Development Corporation
 10.29(1)  Master Lease Agreement, dated as of December 28, 1994 between the
           Registrant and Aberlyn Capital Management Limited Partnership
 10.30(1)  Common Stock Purchase Warrant, dated December 28, 1994 between the
           Registrant and Aberlyn Capital Management Limited Partnership
 10.31(1)  Loan and Security Agreement, dated as of May 30, 1995, between the
           Registrant and Financing for Science International, Inc.
 10.32(7)  Loan and Security Agreement, dated as of June 28, 1996, between the
           Registrant and Financing for Science International, Inc.
 10.33(1)  Asset Purchase Agreement, dated of October 17, 1995, between Lipomed
           Corporation, its Stockholders and the Registrant, as amended
 10.34(6)  Form of Scientific Advisory Board Consulting Agreement
 10.35(6)  Form of Clinical Advisory Board Consulting Agreement

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.36   Master Loan and Security Agreement between the Company and the
         Transamerica Business Credit Corporation, dated as of December 9, 1997
 22.1    Subsidiaries of the Registrant
 23.1    Consent of Ernst & Young, LLP, independent auditors
 27.1    Financial Data Schedule

--------
+ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 (No. 33-4154).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-20855).
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-36603).
(4) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(5) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 8-A.
(6) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 10.
(7) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 1998.


                                          Company Name


                                          By        /s/ James A. Bianco
                                            ------------------------------------
                                              JAMES A. BIANCO, M.D. PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


             SIGNATURES                        TITLE                 DATE

           /s/ Max E. Link             Chairman of the          March 31, 1998
-------------------------------------   Board and Director
         MAX E. LINK, PH.D.

         /s/ James A. Bianco           President, Chief         March 31, 1998
-------------------------------------   Executive Officer
        JAMES A. BIANCO, M.D.           and Director
                                        (Principal
                                        Executive Officer)

         /s/ Louis A. Bianco           Executive Vice           March 31, 1998
-------------------------------------   President, Finance
           LOUIS A. BIANCO              and Administration
                                        (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

         /s/ Jack W. Singer            Director                 March 31, 1998
-------------------------------------
        JACK W. SINGER, M.D.

         /s/ Jack L. Bowman            Director                 March 31, 1998
-------------------------------------
           JACK L. BOWMAN

     /s/ Jeremy L. Curnock Cook         Director                March 31, 1998
-------------------------------------
       JEREMY L. CURNOCK COOK

        /s/ Wilfred E. Jaeger           Director                March 31, 1998
-------------------------------------
       WILFRED E. JAEGER, M.D.

       /s/ Terrence M. Morris           Director                March 31, 1998
-------------------------------------
         TERRENCE M. MORRIS

      /s/ Mary O'Neil Mundinger         Director                March 31, 1998
-------------------------------------
    MARY O'NEIL MUNDINGER, D.P.H.

       /s/ Phillip M. Nudelman          Director                March 31, 1998
-------------------------------------
     PHILLIP M. NUDELMAN, PH.D.