Form 10-Q
period 1998-03-31
CELL THERAPEUTICS INC
filed 1998-05-15
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1998

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

                          Yes   X     No
                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



            CLASS                             OUTSTANDING AT APRIL 30, 1998
            -----                             -----------------------------

Common Stock, no par value (including asso-
ciated Preferred Stock Purchase Rights)....             15,385,689


   This report on Form 10-Q, including all exhibits, contains 79 pages.
              The exhibit index is located on page 15.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
        Consolidated Balance Sheets -- March 31, 1998 and December 31,
        1997............................................................     3
        Consolidated Statements of Operations -- Three months ended
        March 31, 1998 and 1997 and the period from September 4, 1991
        (date of incorporation) to March 31, 1998.......................     4
        Consolidated Statements of Cash Flows -- Three months ended
        March 31, 1998 and 1997 and the period from September 4, 1991
        (date of incorporation) to March 31, 1998.......................     5
        Notes to Financial Statements...................................     7
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...........................................     9
PART II OTHER INFORMATION
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................    13
        SIGNATURES......................................................    14
        EXHIBIT INDEX...................................................    15

                                    PART I

ITEM 1 FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                      1998          1997
                                                                                  ------------  -------------

ASSETS                                                                            (UNAUDITED)
Current assets:
 Cash and cash equivalents......................................................  $ 5,160,492   $  8,876,990
 Securities available-for-sale..................................................   56,980,666     61,567,384
 Collaboration agreement receivables............................................    5,083,814      3,683,031
 Prepaid expenses and other current assets......................................      953,009        101,127
                                                                                  -----------   ------------
Total current assets............................................................   68,177,981     74,228,532

Property and equipment..........................................................   14,823,855     13,716,342
Accumulated depreciation                                                           (8,218,076)    (7,811,242)
                                                                                  -----------   ------------
Property and equipment, net.....................................................    6,605,779      5,905,100
Notes receivable from officers,
 less current portion...........................................................       71,812         71,812
Other assets....................................................................      129,831        228,052
                                                                                  -----------   ------------
Total assets.................................................................... $ 74,985,403   $ 80,433,496
                                                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...............................................................  $ 1,679,463   $    162,469
 Accrued expenses...............................................................    4,206,679      4,712,232
 Current portion of long-term obligations.......................................    1,402,828      1,660,226
                                                                                  -----------   ------------
Total current liabilities.......................................................    7,288,970      6,534,927

Long-term obligations, less current portion.....................................    2,029,588      2,138,265


Stockholders' equity:

 Common Stock, no par value:
  Authorized shares--100,000,000
  Issued and outstanding shares--15,385,689 and
   15,378,419 at March 31, 1998 and
   December 31, 1997, respectively..............................................  168,980,066    168,893,074
 Deficit accumulated during development stage................................... (103,313,221)   (97,132,770)
                                                                                  -----------   ------------
Total stockholders' equity......................................................   65,666,845     71,760,304
                                                                                  -----------   ------------
Total liabilities and stockholders' equity...................................... $ 74,985,403   $ 80,433,496
                                                                                  ============  ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               PERIOD FROM
                                                               SEPTEMBER 4,
                                     THREE MONTHS ENDED       1991 (DATE OF
                                          MARCH 31,           INCORPORATION)
                                 ---------------------------   TO MARCH 31,
                                     1998          1997            1998
                                 ------------  -------------  --------------

Revenues:
  Collaboration agreements.....  $ 3,277,935    $ 2,000,920   $  24,330,161
Operating expenses:
  Research and development.....    7,768,621      5,828,445      95,923,816
  General and administrative...    2,574,910      2,076,105      37,408,442
                                 -----------    -----------   -------------
                                  10,343,531      7,904,550     133,332,258
                                 -----------    -----------   -------------
Loss from operations...........   (7,065,596)    (5,903,630)   (109,002,097)
Other income (expense):
  Investment income............      971,789        373,924       7,840,175
  Interest expense.............     (105,766)      (109,062)     (2,135,772)
                                 -----------    -----------   -------------
Net loss.......................  $(6,199,573)   $(5,638,768)  $(103,297,694)
                                 ===========    ===========   =============
  Basic and diluted
  net loss per share...........  $     (0.40)   $     (1.06)
                                 ===========    ===========
  Shares used in computation of
  basic and diluted
  net loss per share...........   15,381,435      5,302,804
                                 ===========    ===========
  Pro forma basic and diluted
  net loss per share...........  $     (0.40)   $     (0.57)
                                 ===========    ===========
  Shares used in computation of
  pro forma basic and diluted
  net loss per share...........   15,381,435      9,875,044
                                 ===========    ===========

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        PERIOD FROM
                                                                        SEPTEMBER 4,
                                               THREE MONTHS ENDED      1991 (DATE OF
                                                    MARCH 31,          INCORPORATION)
                                            ------------------------    TO MARCH 31,
                                               1998          1997           1998
                                            -----------  ------------  --------------
OPERATING ACTIVITIES
Net loss.................................. $(6,199,573)  $(5,638,768)  $(103,297,694)
Adjustments to reconcile net loss to
 net cash used in operating activi-
 ties:
 Depreciation and amortization............     406,833       404,880       8,616,712
 Noncash compensation expense.............          --        51,474         100,186
 Noncash research and development ex-
  pense...................................          --            --       1,155,750
 Noncash interest expense.................          --            --          25,918
 Noncash rent expense.....................      (6,643)       18,527         561,754
 Investment premium (discount)
  amortization............................      31,364       (31,242)        375,478
 Gain on sale of securities                     (5,600)           --          (5,600)
Changes in assets and liabilities:
 Collaboration agreement receivables        (1,400,783)           --      (5,083,814)
 Prepaid expenses and other current
  assets..................................      98,221        (4,969)         (2,906)
 Notes receivable from officers...........          --        (1,534)       (167,036)
 Other assets.............................    (851,882)      357,935      (1,095,935)
 Accounts payable.........................   1,516,995        64,022       1,679,464
 Accrued expenses.........................    (505,553)      307,858       4,206,679
 Deferred revenue from collaboration
  agreement...............................          --       718,573              --
                                            ----------   -----------   -------------
   Total adjustments......................    (717,048)    1,885,524      10,366,650
                                            ----------   -----------   -------------
   Net cash used in operating activi-
    ties..................................  (6,916,621)   (3,753,244)    (92,931,044)
                                            ----------   -----------   -------------
INVESTING ACTIVITIES
 Purchases of securities available-
  for-sale................................ (33,761,372)     (979,396)   (195,553,158)
 Proceeds from sales of securities
  available for-sale......................   8,079,211     2,449,999      24,968,968
 Proceeds from maturities of securi-
  ties available-for-sale.................  30,268,879     1,999,938     113,213,947
 Purchase of property and equipment.......  (1,107,513)     (659,902)    (14,983,247)
 Dispositions of property and equip-
  ment....................................          --        15,148         167,300
                                            ----------   -----------   -------------
   Net cash provided by investing
    activities............................   3,479,205     2,825,787     (72,186,190)
FINANCING ACTIVITIES
 Sales of common stock to founders........          --            --          80,000
 Proceeds from borrowings from share-
  holder..................................          --            --         850,000
 Sale of common stock via initial pub-
  lic offering, net of offering costs.              --    26,807,176      26,802,250
 Sale of common stock via follow-on
  public offering, net of offering costs            --            --      34,262,000
 Sale of Series A Preferred Stock via
  private placement, net of offering
  costs...................................          --            --      47,366,204
 Sale of Series B Preferred Stock via
  private placement, net of offering
  costs...................................          --            --       4,960,000
 Sale of common stock via private
  placements, net of offering costs.......          --     3,000,000      52,307,084
 Repurchase of common stock...............          --            --          (2,522)
 Proceeds from common stock options
  exercised...............................      86,993            34         760,027
 Proceeds from common stock warrants
  exercised...............................          --            --         305,558
 Repayment of long-term obligations.......    (366,075)     (308,927)    (10,064,315)
 Proceeds from the issuance of long-
  term obligations........................          --            --      12,651,440



                                            ----------   -----------   -------------
   Net cash provided by (used in)
    financing activities..................    (279,082)   29,498,283     170,277,726
                                            ----------   -----------   -------------
   Net increase (decrease) in cash and
    cash equivalents......................  (3,716,498)   28,570,826       5,160,492
   Cash and cash equivalents at begin-
    ning of period........................   8,876,990     5,483,515              --
                                            ----------   -----------   -------------
   Cash and cash equivalents at end of
    period................................ $ 5,160,492   $34,054,341   $   5,160,492
                                           ===========   ===========   =============

Supplemental schedule of noncash in-
vesting and financing activities:
Acquisition of equipment pursuant to
 capital lease obligations................ $        --   $        --   $     362,425
                                           ===========   ===========   =============
Conversion of convertible debt and
 related accrued interest into common
 stock.................................... $        --   $        --   $     875,918
                                           ===========   ===========   =============

Conversion of preferred stock into
 common stock............................. $        --   $52,326,204   $  52,326,204
                                           ===========   ===========   =============

Supplemental disclosure of cash flow
information:
Cash paid during the period for
 interest................................. $   105,766   $   109,062   $   2,109,335
                                           ===========   ===========   =============



                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998
                                  (UNAUDITED)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 has been prepared in accordance with the instructions to Form 10-
Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1997 included in the Company's Form 10-K for the year ended December 31, 1997.

  Certain prior year balances have been reclassified to conform to the current year presentation.

(2)SIGNIFICANT AGREEMENTS

  In November 1996, cti entered into a Collaboration and License Agreement (the "Collaboration Agreement") with Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of Lisofylline, ("LSF"), to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by bone marrow transplantation ("BMT"). Johnson & Johnson has agreed, subject to certain termination rights, to fund up to $12,000,000 of the Company's budgeted BMT development costs per year for each of 1997 and 1998. In September 1997, Johnson & Johnson exercised an option under the Collaboration Agreement to expand its participation to include the development of LSF for the treatment of patients with acute myelogenous leukemia ("AML") undergoing high dose chemotherapy. In connection with this milestone, Johnson & Johnson made a $1.0 million payment to cti, and under the terms of the Collaboration Agreement, will pay 60% of all AML development costs. The Company recorded $2,000,920 and $3,277,935 of collaboration agreement revenues related to the reimbursement of development expenses by Johnson & Johnson in the first quarter of 1997 and 1998, respectively.

  On January 5, 1998, the Company entered into an agreement with City of Hope National Medical Center to form a joint venture (Cell City, LLC) to discover and develop a new class of drugs to treat diabetes and its complications. Under the terms of the agreement, the Company will fund the first two years of the venture and provide expertise in drug discovery and technology in oxidized lipid chemistry. City of Hope will contribute its rights to technology for a human enzyme, human leukocyte 12-Lipoxygenase (12-LO), which it has identified and partially sequenced. The enzyme is believed to be responsible for generating oxidized lipids that may be associated with the development of vascular complications of diabetes. City of Hope will also provide expertise and services in cellular analysis, animal models and clinical trials. The Company will hold a 70% interest in the joint venture and City of Hope will hold 30%.


(3)NET LOSS PER SHARE

  In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which was adopted at December 31, 1997. The Company restated the first quarter of 1997 in accordance with Statement No.
128. At March 31, 1998 and 1997 and December 31, 1997, there is no material impact of the new rule on the Company's calculations of net loss per share.

  The pro forma net loss per share is computed based on net loss per share adjusted for the assumed conversion of all outstanding shares of convertible preferred stock into common stock at the time of issuance.

Basic and diluted loss per share is calculated using the average number of common shares outstanding. Pro forma basic and diluted net loss per share is computed on the basis of the average number of common shares outstanding plus the effect of convertible preferred shares using the if-converted method as follows:

                                                    Quarter ended March 31,
                                                -----------------------------
                                                     1998            1997
                                                -------------   -------------
Net loss (A)                                    $ (6,199,573)   $ (5,638,768)
                                                =============   =============
Weighted average outstanding:
Common Stock (B)                                  15,381,435       5,302,804
Convertible preferred stock                               --       4,572,240
                                                -------------   -------------
Total weighted average outstanding (C)            15,381,435       9,875,044
                                                =============   =============

Loss per share:
Basic and diluted (A)/(B)                       $      (0.40)   $      (1.06)
                                                =============   =============
Pro forma basic and diluted     (A)/(C)         $      (0.40)   $      (0.57)
                                                =============   =============

(4)NEW ACCOUNTING PRONOUNCEMENT

  In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is required to be adopted for periods beginning after December 15, 1997. The only item of comprehensive income for the Company is net unrealized gains on Securities Available-for-Sale. This amount is $42,954 and $43,118 for the three months March 31, 1998 and 1997, respectively. Accordingly, comprehensive loss for the three months ended March 31, 1998 and 1997 was $6,156,619 and $5,595,650, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

  Cell Therapeutics, Inc. ("cti or the "Company") focuses on the discovery, development and commercialization of small molecule drugs which selectively regulate the metabolism of oxidized lipids and phospholipids relevant to the treatment of cancer and inflammatory and immune diseases. Since commencement of operations in 1992, the Company has been engaged in research and development activities, including conducting preclinical studies and clinical trials, recruiting its scientific and management personnel, establishing laboratory facilities and raising capital. The Company has not received any revenue from the sale of products to date and does not expect to receive revenues from the sale of products for at least the next several years.

  In the fourth quarter of 1995 the Company began to receive revenue under a collaboration agreement with BioChem Pharma, Inc. ("BioChem Pharma") and in the fourth quarter of 1996 the Company began to receive revenue under a collaboration agreement (the "Collaboration Agreement") with subsidiaries of Johnson & Johnson ("Johnson & Johnson"). The Company expects that its revenue sources for at least the next several years will consist primarily of future expense reimbursements and milestone payments under its collaboration agreements with Johnson & Johnson and BioChem Pharma, and interest income. The timing and amounts of such revenues will likely fluctuate. The Company will be required to conduct significant research, development and clinical activities during the next several years to fulfill its obligations under the Collaboration Agreement with Johnson & Johnson. There can be no assurance that Johnson & Johnson will not terminate the Collaboration Agreement in accordance with its terms.

  As of March 31, 1998, the Company had incurred aggregate net losses of approximately $103.3 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $167.7 million.


RESULTS OF OPERATIONS

 Three months ended March 31, 1998 compared with three months ended March 31, 1997.

  Development cost reimbursements from Johnson & Johnson increased to approximately $3.3 million for the three months ended March 31, 1998 from approximately $2.0 million for the three months ended March 31, 1997. This increase in reimbursement revenue was due primarily to expanded manufacturing activities and the recruitment of additional personnel with respect to the development of Lisofylline ("LSF").

  Research and development expenses increased to approximately $7.8 million for the three months ended March 31, 1998 from approximately $5.8 million for the three months ended March 31, 1997. This increase was due primarily to expanded manufacturing development activities, including the recruitment of additional personnel, with respect to Lisofylline and, to a lesser extent, expanded preclinical, manufacturing, and clinical related development activities with respect to CT-2584, the Company's novel small molecule drug under investigation for the treatment of patients with multidrug

(e.g., chemotherapy) resistant cancers. The Company expects that research and development expenses will increase significantly in future years as the Company expands its research and development programs and undertakes additional clinical trials, including research, development and clinical activities undertaken pursuant to the Collaboration Agreement with Johnson & Johnson.

  General and administrative expenses increased to approximately $2.6 million for the three months ended March 31, 1998 from approximately $2.1 million for the three months ended March 31, 1997. This increase was due primarily to operating expenses associated with supporting the Company's increased research, development and clinical activities. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $972,000 for the three months ended March 31, 1998 from approximately $374,000 for the three months ended March 31, 1997. This increase was associated primarily with interest earnings on higher average cash balances on hand during the first quarter of 1998 due to the proceeds from both the Company's initial public offering in March 1997 (the "IPO") and the Company's follow-on offering in October 1997 (the "Follow-On Offering"). Interest expense decreased slightly to approximately $106,000 for the three months ended March 31, 1998 from approximately $109,000 for the three months ended March 31, 1997. This decrease was due primarily to lower average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through the sale of equity securities. As of March 31, 1998, the Company has raised aggregate net proceeds of approximately $167.7 million from such financing activities including public offerings of Common Stock, private placements of Series A and B Convertible Stock and Common Stock, a bridge loan and the exercise of stock options and warrants. In addition, the Company financed the purchase of $13.1 million of property and equipment through financing agreements of which approximately $2.9 million remained outstanding as of March 31, 1998.

  The Company intends to use the substantial majority of the net proceeds of the IPO, a concurrent stock purchase by Johnson & Johnson (the "Johnson & Johnson Stock Purchase") and the Follow-On Offering to fund its research and development activities with respect to the Company's LSF and CT-2584 programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the continued participation of Johnson & Johnson in the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the establishment of collaborative agreements with other companies. In addition, the Company's research and development expenditures will vary as product development programs are added, expanded or discontinued. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

  The balance of the net proceeds of the Company's IPO, the Johnson & Johnson Stock Purchase and the Follow-On Offering is expected to be used to improve facilities, to purchase capital equipment and for general corporate purposes. The Company has not identified precisely the amount it plans to spend on these specific programs or the timing of such expenditures. Pending such uses, the Company intends to invest the net proceeds from the IPO, the Johnson & Johnson Stock Purchase and the Follow-On Offering in U.S. government obligations and other highly rated liquid debt instruments. The Company may also from time to time consider the acquisition of other companies, technologies or products that complement the business of the Company, although no agreements or understandings are in effect with respect to any such transactions at this time.

  The Company's principal sources of liquidity are its cash balances, cash equivalents and securities available-for-sale, which totaled approximately $62.1 million as of March

31, 1998. The Company invests in U.S. government obligations and other highly rated liquid debt instruments.

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

  The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources including the net proceeds from the IPO, the Johnson & Johnson Stock Purchase and the Follow-On Offering, and the interest earned thereon, combined with anticipated funding from Johnson & Johnson under the Collaboration Agreement, will enable the Company to maintain its current and planned operations at least through the end of 1999. In the event that Johnson & Johnson were to terminate its participation in the Collaboration Agreement prior to such date, the Company expects that it would eliminate certain presently planned development activities. Furthermore, the Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including the continuation of the Company's collaboration with Johnson & Johnson; continued scientific progress in its research and development programs; the terms of any additional collaborative arrangements that the Company may enter into; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

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

As of March 31, 1998, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $98 million and research and development credit carryforwards of approximately $4 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

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

  The Company is dependent on the future payments from Johnson & Johnson under the Collaboration Agreement to continue the development and commercialization of LSF as presently planned. There can be no assurance that Johnson & Johnson will be able to establish effective sales and distribution capabilities or will be successful in gaining market acceptance for LSF, that Johnson & Johnson will devote sufficient resources to the commercialization of products under the Collaboration Agreement or that Johnson & Johnson will not terminate the Collaboration Agreement in accordance with its terms. The Company's products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. However, the Company initiated commercial scale manufacturing of LSF in 1997 with a third-party contract manufacturer. There can be no assurance that Johnson & Johnson or the contract manufacturer will meet the Company's requirements for quality, quantity or timeliness. The Company currently has no internal manufacturing facilities and has no experience in sales, marketing or distribution. If the Company develops any additional products with commercial potential outside of the Johnson & Johnson collaboration, it may seek to enter into collaborative arrangements with other parties which have established manufacturing, sales, marketing and distribution capabilities or may need to develop such resources on its own.

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

PART II OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

    (a) Exhibits

        27.1  Financial Data Schedule

        99.1+ Limited Liability Agreement of Cell City, LLC between the Company and The City of Hope National Medical Center, dated as of January 5, 1998.

        99.2+ Exclusive License Agreement between The City of Hope National
              Medical Center, as Licensor and Cell City, LLC, as Licensee, dated as of January 5, 1998

----------------------------------------
+  Confidential Treatment Requested

    (b) Reports on Form 8-K

        None.

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          CELL THERAPEUTICS, INC.
                                               (Registrant)

Dated: May 15, 1998                       By:    /s/ James A. Bianco, M.D.
                                             -----------------------------------
                                             James A. Bianco, M.D.
                                             President and Chief Executive
                                             Officer


Dated: May 15, 1998                       By:    /s/ Louis A. Bianco
                                             -----------------------------------
                                             Louis A. Bianco
                                             Executive Vice President,
                                             Finance and Administration
                                             (Principal Financial Officer,
                                             Chief Accounting Officer)

EXHIBIT INDEX


   EXHIBIT NO. DESCRIPTION
   ----------- -----------


       27.1  Financial Data Schedule

       99.1+ Limited Liability Agreement of Cell City, LLC between the Company and The City of Hope National Medical Center, dated as of January 5, 1998.

       99.2+ Exclusive License Agreement between The City of Hope National
             Medical Center, as Licensor and Cell City, LLC, as Licensee, dated as of January 5, 1998



- --------
+ Confidential treatment requested.