Form 10-Q
period 1998-06-30
CELL THERAPEUTICS INC
filed 1998-08-14
CIK 891293

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1998

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

                                 (206) 282-7100
              (Registrant's telephone number, including area code)

Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:      Yes    X         No
                                             -----          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                    Class                          Outstanding at July 31, 1998
                    -----                          ----------------------------

       Common Stock, no par value (including
        associated Preferred Stock
        Purchase Rights)........................             15,433,001

 ===============================================================================

This report on Form 10-Q, including all exhibits, contains __ pages.  The exhibit index is located on page __.

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----


PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         Consolidated Balance Sheets -- June 30, 1998 and December 31, 1997............................    3

         Consolidated Statements of Operations -- Three months and six months ended
         June 30, 1998 and 1997 and the period from September 4, 1991 (date of
         incorporation) to June 30, 1998...............................................................    4

         Consolidated Statements of Cash Flows -- Three months and six months ended June 30, 1998 and 1997 and the period from September 4,
         1991 (date of incorporation) to June 30, 1998.................................................    5

         Notes to Financial Statements.................................................................    6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.........................................................................    8

PART II  OTHER INFORMATION.............................................................................   13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..............................................................   14

         SIGNATURES....................................................................................   15

         EXHIBIT INDEX.................................................................................   16

                                     PART I

ITEM 1. Financial Statements

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1998           1997
                                                   --------------  -------------

Assets                                                (UNAUDITED)
Current assets:
 Cash and cash equivalents                         $   3,720,658   $  8,876,990
  Securities available-for-sale                       52,390,825     61,567,384
  Collaboration agreement receivables                  3,999,478      3,683,031
  Prepaid expenses and other current assets              937,469        101,127
                                                   -------------   ------------

Total current assets                                  61,048,430     74,228,532

Property and equipment                                15,730,432     13,716,342
Accumulated depreciation                              (8,604,635)    (7,811,242)
                                                   -------------   ------------

Property and equipment, net                            7,125,797      5,905,100
Notes receivable from officers,
  less current portion                                    81,195         71,812
Other assets                                              82,075        228,052
                                                   -------------   ------------

Total assets                                       $  68,337,497   $ 80,433,496
                                                   =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   1,011,403   $    162,469
  Accrued expenses                                     3,734,974      4,712,232
  Current portion of long-term obligations             1,138,319      1,660,226
                                                   -------------   ------------

Total current liabilities                              5,884,696      6,534,927

Long-term obligations, less current portion            1,832,629      2,138,265


Stockholders' equity:

  Common Stock, no par value:
    Authorized shares--100,000,000
    Issued and outstanding shares--15,433,001 and
      15,378,419 at June 30, 1998 and
      December 31, 1997, respectively                169,088,126    168,893,074
  Deficit accumulated during development stage      (108,467,954)   (97,132,770)
                                                   -------------   ------------

Total stockholders' equity                            60,620,172     71,760,304
                                                   -------------   ------------

Total liabilities and shareholders' equity         $  68,337,497   $ 80,433,496
                                                   =============   ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                               Period From
                                     Three Months Ended            Six Months Ended           September 4,
                                          June 30                       June 30               1991 (Date of
                                 -------------------------   ----------------------------     Incorporation)
                                     1998          1997          1998            1997       To June 30, 1998
                                 ------------  ------------  -------------  --------------  -----------------
Revenues:
  Collaboration agreements       $ 4,138,391   $ 3,266,060   $  7,416,326    $  5,266,980      $  28,468,552
Operating expenses:
  Research and development         7,217,416     6,798,846     15,027,895      12,627,291        103,183,090
  General and administrative       2,834,619     2,056,299      5,379,291       4,132,404         40,212,823
                                 -----------   -----------   ------------    ------------   ----------------
                                  10,052,035     8,855,145     20,407,186      16,759,695        143,395,913
                                 -----------   -----------   ------------    ------------   ----------------

Loss from operations              (5,913,644)   (5,589,085)   (12,990,860)    (11,492,715)      (114,927,361)
Other income (expense):
  Investment income                  805,951       808,645      1,777,740       1,182,569          8,646,126
  Interest expense                  (109,277)      (96,841)      (215,042)       (205,903)        (2,245,048)
                                 -----------   -----------   ------------    ------------   ----------------
Net loss                         $(5,216,970)  $(4,877,281)   (11,428,162)   $(10,516,049)     $(108,526,283)
                                 ===========   ===========   ============    ============   ================
Net loss per share:
  Basic and diluted
    net loss per share           $     (0.34)  $     (0.37)  $      (0.74)   $      (1.15)
                                 ===========   ===========   ============    ============
Shares used in computation of
  basic and diluted
  net loss per share              15,385,950    13,028,377     15,383,801       9,165,590
                                 ===========   ===========   ============    ============
Pro forma basic and diluted
  net loss per share             $     (0.34)  $     (0.37)  $      (0.74)   $      (0.92)
                                 ===========   ===========   ============    ============
Shares used in computation of
  pro forma basic and diluted
  net loss per share              15,385,950    13,028,377     15,383,801      11,451,710
                                 ===========   ===========   ============    ============






                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                    Period From
                                                                                         Six Months Ended          September 4,
                                                                                             June 30               1991 (Date of
                                                                                   ---------------------------     Incorporation)
                                                                                       1998           1997       To June 30, 1998
                                                                                   -------------  -------------  -----------------
OPERATING ACTIVITIES
Net loss                                                                           $(11,428,162)  $(10,516,049)     $(108,526,283)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                         793,393        841,031          9,003,272
  Noncash compensation expense                                                               --        100,186            100,186
  Noncash research and development expense                                                   --             --          1,155,750
  Noncash interest expense                                                                   --             --             25,918
  Noncash rent expense                                                                   40,770         30,879            609,167
  Investment premium (discount) amortization                                            (78,003)      (127,158)           266,111
  (Gain) loss on sale of securities                                                      20,691             --             20,691
Changes in assets and liabilities:
  Collaboration agreement receivable                                                   (316,447)    (2,547,487)        (3,999,478)
  Prepaid expenses and other current assets                                            (836,342)       (96,199)          (937,469)
  Notes receivable from officers                                                         (9,383)        14,181           (176,419)
  Other assets                                                                          145,977        397,360            (98,076)
  Accounts payable                                                                      848,934        816,317          1,011,403
  Accrued expenses                                                                     (977,258)       (61,958)         3,734,974
                                                                                   ------------   ------------      -------------
      Total adjustments                                                                (367,667)      (632,848)        10,716,031
                                                                                   ------------   ------------      -------------
      Net cash used in operating activities                                         (11,795,829)   (11,148,897)       (97,810,252)
                                                                                   ------------   ------------      -------------
INVESTING ACTIVITIES
  Purchases of securities available-for-sale                                        (43,676,398)   (33,383,219)      (205,468,184)
  Proceeds from sales of securities available-for-sale                               12,783,918      1,999,938         29,673,675
  Proceeds from maturities of securities available-for-sale                          40,178,558     12,337,000        123,123,626
  Purchase of property and equipment                                                 (2,014,090)    (1,182,348)       (15,889,824)
  Dispositions of property and equipment                                                     --         15,148            167,300
                                                                                   ------------   ------------      -------------
      Net cash provided by investing activities                                       7,271,988    (20,213,481)       (68,393,407)

FINANCING ACTIVITIES
  Sales of common stock to founders                                                                         --             80,000
  Proceeds from borrowings from shareholder                                                                 --            850,000
  Sale of common stock via initial public offering, net of offering costs                           26,802,250         26,802,250
  Sale of common stock via follow-on public offering, net of offering costs                                 --         34,262,000
  Sale of Series A Preferred Stock via private placement, net of offering costs                             --         47,366,204
  Sale of Series B Preferred Stock via private placement, net of offering costs                             --          4,960,000
  Sale of common stock via private placements, net of offering costs                                 3,000,000         52,307,084
  Proceeds from the issuance of common stock to Employee Stock Purchase Plan            108,061             --            108,061
  Repurchase of common stock                                                                                --             (2,522)
  Proceeds from common stock options                                                     86,992             34            760,026
  Proceeds from common stock warrants exercised                                                             --            305,558
  Repayment of long-term obligations                                                   (827,544)      (597,196)       (10,525,784)
  Proceeds from the issuance of long-term obligations                                                       --         12,651,440
                                                                                   ------------   ------------      -------------
      Net cash provided by (used in) financing activities                              (632,491)    29,205,089        169,924,317
                                                                                   ------------   ------------      -------------
      Net increase (decrease) in cash and cash equivalents                           (5,156,332)    (2,157,289)         3,720,658
      Cash and cash equivalents at beginning of period                                8,876,990      5,483,515                 --
                                                                                   ------------   ------------      -------------
      Cash and cash equivalents at end of period                                   $  3,720,658   $  3,326,226      $   3,720,658
                                                                                   ============   ============      =============

Supplemental schedule of noncash investing and financing activities:
  Acquisition of equipment pursuant to capital lease obligations                   $         --   $         --      $     362,425
                                                                                   ============   ============      =============

  Conversion of convertible debt and related accrued interest into common stock    $         --   $         --      $     875,918
                                                                                   ============   ============      =============

Conversion of preferred stock into common stock                                    $         --   $ 52,626,204      $  52,326,204
                                                                                   ============   ============      =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                         $    215,042   $    205,903      $   2,245,048
                                                                                   ============   ============      =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 has been prepared in accordance with the instructions to Form 10-
Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1997 included in the Company's Form 10-K for the year ended December 31, 1997, and the Company's unaudited financial statements for the quarter ended March 31, 1998 included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

Certain prior year balances have been reclassified to conform to the current year presentation.

(2) SIGNIFICANT AGREEMENTS

In November 1996, cti entered into a Collaboration and License Agreement (the "Collaboration Agreement") with Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of lisofylline, ("LSF"), to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy followed by bone marrow transplantation ("BMT"). Under the terms of the Collaboration Agreement, Johnson & Johnson agreed, subject to certain termination rights, to fund up to $12,000,000 of the Company's budgeted BMT development costs per year for each of 1997 and 1998. The Company recorded $4,138,391 and $7,416,326 of collaboration agreement revenues related to the reimbursement of development expenses by Johnson & Johnson in the three and six month periods ending June 30, 1998, respectively, and $3,266,060 and $5,266,980 in the three and six month periods ending June 30, 1997, respectively. In September 1997, Johnson & Johnson exercised an option under the Collaboration Agreement to expand its participation to include the development of LSF to include the treatment of patients with acute myelogenous leukemia ("AML") undergoing high dose chemotherapy. On July 15, 1998, the Company reached an agreement in principle to revise its agreement with Johnson & Johnson. The revised agreement reflects a change in the anticipated regulatory filing timeline for LSF from late 1998 to late 1999. Under the terms of the revised agreement, Johnson & Johnson will continue to pay the Company its share of development costs for BMT and AML through December 31, 1998, up to a limit of $14.1 million. Thereafter, the Company will continue to control development and be responsible for costs associated with the development of LSF. Johnson & Johnson may elect to resume responsibility for the development and commercialization of LSF following the successful outcome of a Phase III trial subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not resume development activities, then cti will be free to license LSF to other third parties.

On January 5, 1998, the Company entered into an agreement with City of Hope National Medical Center to form a joint venture (Cell City, LLC) to discover and develop a new class of drugs to treat diabetes and its complications. Under the terms of the agreement, the Company will fund the first two years of the venture and provide expertise in drug discovery and technology in oxidized lipid chemistry. City of Hope will contribute its rights to technology for a human enzyme, human leukocyte 12-Lipoxygenase ("12-LO"), which it has identified and partially sequenced. The enzyme is believed to be responsible for generating oxidized lipids that may be associated with certain immune diseases, cardiovascular disease and diabetes. City of Hope will also provide expertise and services in cellular analysis, animal models and clinical trials for applications in diabetes. The Company holds a 70% interest in the joint venture and City of Hope holds 30%.

On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P., granting the Company an exclusive worldwide license to the rights to polyglutamic acid paclitaxel ("PG-TXL"), a water-soluble form of the cancer drug, Taxol(R). Under the terms of the agreement, the Company will fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using PG-TXL's polymer technology.

(3) NET LOSS PER SHARE

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted after December 31, 1997. Statement No. 128 supersedes Accounting Principles Board Opinion No. 15. At that time, the Company will be required to change the method currently used to calculate net loss per share and to restate prior periods. At June 30, 1998 and 1997 and December 31, 1997, there is no material impact on the Company's calculations of net loss per share.

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

Basic and diluted loss per share is calculated using the average number of common shares outstanding. Pro forma basic and diluted net loss per share is computed on the basis of the average number of common shares outstanding plus the effect of convertible preferred shares using the if-converted method as follows:

                                       Three months ended               Six months ended
                                 ------------------------------  ---------------------------------
                                 June 30, 1998   June 30, 1997   June 30, 1998     June 30, 1997
                                 --------------  --------------  --------------  -----------------

Net Loss (A)                       $(5,216,970)    $(4,877,281)   $(11,428,162)      $(10,516,049)

Weighted average outstanding:
Common Stock (B)                    15,385,950      13,028,377      15,383,801          9,165,590
Convertible preferred stock                 --              --              --          2,286,120
Total weighted average            ------------    ------------    ------------       -------------
 outstanding                        15,385,950      13,028,377      15,383,801         11,451,710

Loss per share:
Basic and diluted (A)/(B)          $     (0.34)    $     (0.37)   $      (0.74)      $      (1.15)

Pro forma basic and
 diluted (A)/(C)                   $     (0.34)    $     (0.37)   $      (0.74)      $      (0.92)


(4) NEW ACCOUNTING PRONOUNCEMENT

In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is required to be adopted for periods beginning after December 15, 1997. The only item of comprehensive income for the Company is net unrealized gains on Securities Available-for-Sale. This amount is $62,703 and $92,978 for the three and six month periods ending June 30, 1998, respectively, and $3,197 and $(85,703) for the three and six month periods ending June 30, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

In the fourth quarter of 1995 the Company began to receive revenue under a collaboration agreement with BioChem Pharma, Inc. ("BioChem Pharma") and in the fourth quarter of 1996 the Company began to receive revenue under a collaboration agreement (the "Collaboration Agreement") with subsidiaries of
Johnson & Johnson ("Johnson & Johnson").   Under the terms of the Collaboration
Agreement, Johnson & Johnson was to pay 60% of the U.S. development costs in connection with obtaining regulatory approval of lisofylline ("LSF") for use with bone marrow transplants ("BMT") and, after exercising its option in 1997, for use with inductive chemotherapy to treat myelogenous leukemia ("AML"). As of June 30, 1998, the Company had recorded approximately $35.1 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson. On July 15, 1998, the Company and Johnson & Johnson reached an agreement in principle to revise the Collaboration Agreement. Under the terms of the revised agreement, cti will continue to control development and be responsible for costs associated with development of LSF, and Johnson & Johnson will continue to pay cti its share of development costs through December 31, 1998, subject to a limit of $14.1 million. Thereafter, Johnson & Johnson may elect to resume its responsibilities for the development and commercialization of LSF following the successful outcome of a Phase III trial, subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not resume development activities, then cti will be free to license LSF to other third parties. The revised agreement reflects a change in the anticipated regulatory filing timeline for LSF from late 1998 to late 1999.

As of June 30, 1998, the Company had incurred aggregate net losses of approximately $108.5 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $167.7 million, and from the Collaboration Agreement with Johnson & Johnson.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared with three months ended June 30, 1997.

Development cost reimbursements from Johnson & Johnson increased to approximately $4.1 million for the three months ended June 30, 1998 from approximately $3.3 million for the three months ended June 30, 1997.
This increase in reimbursement revenue was primarily due to increased preclinical activities related to the development of LSF which include certain costs that are 100% reimbursable, through December 31, 1998, from Johnson & Johnson under the terms of the revised agreement.

Research and development expenses increased to approximately $7.2 million for the three months ended June 30, 1998 from $6.8 million for the three months ended June 30, 1997. The increase between the periods was primarily related to increased product development activities for LSF and to the recruitment of additional personnel with respect to the on-going development of LSF and CT-2584, the company's novel small molecule drug under investigation for the treatment of patients with multidrug (e.g., chemotherapy) resistant cancers. The Company expects that research and development expenses will increase in future years as the Company expands its research and development programs and undertakes additional clinical trials.

General and administrative expenses increased to approximately $2.8 million for the three months ended June 30, 1998 from approximately $2.1 million for the three months ended June 30, 1997. The increase between the periods is attributable primarily to operating expenses associated with supporting the Company's research, development and clinical activities and transaction costs with respect to the establishment of Cell City, LLC, the Company's joint venture with The City of Hope National Medical Center, for developing novel pharmacological agents for treating diabetes and diabetes-associated vascular complications and acquiring the rights to polyglutamate paclitaxel ("PG-TXL"). General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income was relatively consistent at approximately $806,000 for the three months ended June 30, 1998 compared to approximately $809,000 for the three months ended June 30, 1997. Interest expense increased slightly to approximately $109,000 for the three months ended June 30, 1998 from approximately $97,000 for the three months ended June 30, 1997. This increase was due primarily to higher average balances of outstanding long-term obligations.

Six months ended June 30, 1998 compared with six months ended June 30, 1997.

Development cost reimbursements from Johnson & Johnson increased to approximately $7.4 million for the six months ended June 30, 1998 from approximately $5.3 million for the six months ended June 30, 1997. This increase in reimbursement revenue was due primarily to expanded preclinical and manufacturing development activities, and the recruitment of additional personnel with respect to the development of LSF which include certain costs that are 100% reimbursable, through December 31, 1998, from Johnson & Johnson under the terms of the revised agreement.

Research and development expenses increased to approximately $15.0 million for the six months ended June 30, 1998 from approximately $12.6 million for the six months ended June 30, 1997. This increase was due primarily to expanded preclinical and manufacturing development activities, including the recruitment of additional personnel, with respect to LSF and CT-2584. The Company expects that research and development expenses will increase in future years as the Company expands its research and development programs and undertakes additional clinical trials.

General and administrative expenses increased to approximately $5.4 million for the six months ended June 30, 1998 from approximately $4.1 million for the six months ended June 30, 1997. This increase was due primarily to operating expenses associated with supporting the Company's research, development and clinical activities and transaction costs with respect to the establishment of
Cell City, LLC and acquiring the rights to PG-TXL.   General and administrative
expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $1.8 million for the six months ended June 30, 1998 from approximately $1.2 million for the six months ended June 30, 1997. This increase was associated primarily with interest earnings on higher average cash balances on hand during the second quarter of 1998 due to the proceeds from both the Company's initial public offering ("IPO") in March 1997 and the Company's follow-on public offering ("Follow-On Offering") in October 1997. Interest expense increased slightly to approximately $215,000 for the six months ended June 30, 1998 from approximately $206,000 for the six months ended June 30, 1997. This increase was due primarily to higher average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity securities and from its collaboration with Johnson & Johnson. As of June 30, 1998, the Company has raised aggregate net proceeds of approximately $167.7 million through the sale of equity securities including public offerings of Common Stock, private placements of Series A and B Convertible Stock and Common Stock, a bridge loan and the exercise of stock options and warrants. As of June 30, 1998, the Company had recorded approximately $35.1 million in equity payments, license fees, milestone payments and development cost reimbursements from Johnson & Johnson. In addition, the Company financed the purchase of $13.1 million of property and equipment through financing agreements of which approximately $2.4 million remained outstanding as of June 30, 1998.

On July 15, 1998, the Company and Johnson & Johnson reached an agreement in principle to revise the Collaboration Agreement. Among other things, the revised agreement reflects a change in the anticipated regulatory filing timeline for LSF from late 1998 to late 1999.

At June 30, 1998, the Company had $56.1 million in cash, cash equivalents and short-term investments. The Company invests in U.S. government obligations and other highly rated liquid debt instruments. The Company intends to use the substantial portion of its financial resources to fund its research and development activities with respect to the Company's LSF and CT-2584 programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the potential resumption by Johnson & Johnson of its obligations under the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the ability of the Company to establish collaborative agreements with other companies. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

The Company also expects to use a portion of its financial resources to add research and product development programs. On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P., granting the Company an exclusive worldwide license to the rights to PG-TXL, a water-soluble form of the cancer drug, Taxol(R). Under the terms of the agreement, the Company will fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using PG-TXL's polymer technology. The Company's research and development expenditures will vary as such research and product development programs are added, expanded or discontinued.

The Company also expects to use portions of its financial resources to improve facilities, purchase capital equipment and for general corporate purposes. The Company has not identified precisely the amount it plans to spend on these specific programs or the timing of such expenditures. Pending such uses, the Company intends to invest its cash balances in U.S. government obligations and other highly rated liquid debt instruments. The Company may also from time to time consider the acquisition of other companies, technologies or products that complement the business of the Company, although no agreements or understandings are in effect with respect to any such transactions at this time.

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

The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources and the interest earned thereon, combined with anticipated funding from Johnson & Johnson under the Collaboration Agreement through December 31, 1998, will enable the Company to maintain its current and planned operations at least through the end of 1999. The Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including the potential resumption by Johnson & Johnson's of it's obligations under the Collaboration Agreement; continued scientific progress in the Company's research and development programs; the terms of any additional collaborative arrangements that the Company may enter into; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

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

As of June 30, 1998, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $105 million and research and development credit carryforwards of approximately $4 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are outside of the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

The time frame for market success for any of the Company's potential products is long and uncertain. The Company is at an early stage of development and its technology is unproven. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research, development and clinical trial efforts will be successful, that its lead drug candidate, LSF, or any of its other proposed products, will prove to be safe and efficacious in clinical trials or meet applicable regulatory standards, that unforeseen problems will not develop with the Company's technologies or applications, or that any commercially successful products will ultimately be developed by the Company. The Company faces substantial competition from a variety of sources, both direct and indirect. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors.

The Company's ability to continue the development and commercialization of LSF as presently planned will depend on its ability to raise additional funds and establish additional collaborative relationships. There can be no assurance that the Company will be able to establish effective sales and distribution capabilities or will be successful in gaining market acceptance for LSF. The Company's products under development have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company initiated commercial scale manufacturing of LSF in 1997 with a third-party contract manufacturer, however there can be no assurance that the contract manufacturer will meet the Company's requirements for quality, quantity or timeliness. The Company currently has no internal manufacturing facilities and has no experience in sales, marketing or distribution. If the Company develops any additional products with commercial potential, it may seek to enter into collaborative arrangements with other parties which have established manufacturing, sales, marketing and distribution capabilities or may need to develop such resources on its own.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company completed its initial public offering in March 1997 pursuant to a Registration Statement on Form S-1 (Commission File No. 333-2085) which was declared effective by the Securities and Exchange Commission on March 18, 1997. The Company issued and sold 3 million shares of Common Stock for aggregate proceeds to the Company of $27.9 million. The managing underwriters for the offering were: UBS Securities LLC, Montgomery Securities (now known as "NationsBanc Montgomery Securities, Inc.") and Raymond James & Associates, Inc. From March 18, 1997, the effective date of the Registration Statement, to June 30, 1998, the ending date of the reporting period, the approximate amount of net offering proceeds used were $1.1 million for costs and expenses related to the offering, $5.6 million for the repayment of long-term obligations and purchases of equipment and furniture and $21.2 million for research, development and general and administrative activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting"). Each share of Common Stock was entitled to one vote per share.

At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

                             TERM
DIRECTOR NOMINATED        EXPIRES  VOTES FOR   ABSTENTIONS
----------------------------------------------------------
Phillip M. Nudelman.....     2001  12,460,084      201,599
Jack L. Bowman..........     2001  12,459,769      201,914
Jeremy L. Curnock Cook..     2001  12,460,369      201,314

Other directors whose terms of office continued after the meeting are as follows: James A. Bianco, M.D., Wilfred E. Jaeger, M.D., Max E. Link, Ph.D., Terrence M. Morris, Mary O'Neil Mundinger, D.P.H., Jack W. Singer, M.D.

The Company's shareholders also approved a proposal for the adoption of an amendment to the Company's 1994 Equity Incentive Plan (the "1994 Plan") to increase the maximum number of shares issuable under the 1994 Plan by an additional 1,500,000 shares to a total of 3,836,715 shares. With respect to this proposal there were 4,874,907 votes cast for the proposal, 3,248,499 votes cast against the proposal and 197,811 abstentions.

The Company's stockholders also ratified the selection of Ernst & Young LLP as the independent auditors for the Company for the year ended December 31, 1998. With respect to this proposal there were 12,608,509 votes cast for the proposal, 42,357 votes cast against the proposal, and 7,817 abstentions.

The foregoing matters are described in detail in the company's proxy statement dated May 22, 1998 for the 1998 Annual Meeting of Stockholders. No other matters were voted on at the Annual Meeting.

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits

    27.1  Financial Data Schedule



  (b)     Reports on Form 8-K

          None.

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                             CELL THERAPEUTICS, INC.
                                               (Registrant)

Dated: August 14, 1998                       By:     /s/ JAMES A. BIANCO, M.D.
                                             -----------------------------------
                                             James A. Bianco, M.D.
                                             President and Chief Executive
                                             Officer

Dated: August 14, 1998                       By:     /s/ LOUIS A. BIANCO
                                             -----------------------------------
                                             Louis A. Bianco
                                             Executive Vice President,
                                             Finance and Administration
                                             (Principal Financial Officer,
                                             Chief Accounting Officer)