Form 10-Q
period 1998-09-30
CELL THERAPEUTICS INC
filed 1998-11-16
CIK 891293

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------

                         Commission File Number 0-28386

                            CELL THERAPEUTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Washington                               91-1533912
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

    201 Elliott Avenue West, Suite 400,                   98119
            Seattle, Washington                         (Zip code)
 (Address of principal executive offices)

                                (206) 282-7100
             (Registrant's telephone number, including area code)

Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X     No
                                        -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



             Class                                      October 31, 1998
             -----                                      ----------------

Common Stock, no par value (including associated
  Preferred Stock Purchase Rights). ..................     15,433,001

===============================================================================

This report on Form 10-Q, including all exhibits, contains 25 pages.

The exhibit index is located on page 14.

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I    FINANCIAL INFORMATION

          ITEM 1: FINANCIAL STATEMENTS

          Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997...............   3

          Consolidated Statements of Operations -- Three months and nine months ended September 30, 1998 and 1997 and the period from September 4,
          1991 (date of incorporation) to September 30, 1998....................................   4

          Consolidated Statements of Cash Flows -- Three months and nine months ended September 30, 1998 and 1997 and the period from September 4,
          1991 (date of incorporation) to September 30, 1998....................................   5

          Notes to Financial Statements.........................................................   6

          ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS...................................................   8

PART II   OTHER INFORMATION.....................................................................  14

          ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K............................................  14

SIGNATURES......................................................................................  15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                       1998           1997
                                                  --------------  -------------
Assets                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                       $   9,924,044   $  8,876,990
  Securities available-for-sale                      43,888,186     61,567,384
  Collaboration agreement receivables                 3,154,491      3,683,031
  Prepaid expenses and other current assets             288,404        101,127
                                                  -------------   ------------

Total current assets                                 57,255,125     74,228,532

Property and equipment                               16,223,537     13,716,342
Accumulated depreciation                             (9,185,728)    (7,811,242)
                                                  -------------   ------------

Property and equipment, net                           7,037,809      5,905,100
Notes receivable from officers,
 less current portion                                    81,195         71,812
Other assets                                            210,477        228,052
                                                  -------------   ------------

Total assets                                      $  64,584,606   $ 80,433,496
                                                  =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $     468,582   $    162,469
  Accrued expenses                                    4,242,406      4,712,232
  Current portion of long-term obligations            1,339,594      1,759,387
                                                  -------------   ------------

Total current liabilities                             6,050,582      6,634,088

Long-term obligations, less current portion           3,501,260      2,039,104


Shareholders' equity:

  Common Stock, no par value:
  Authorized shares--100,000,000
  Issued and outstanding shares--15,433,001 and
    15,378,419 at September 30, 1998 and
    December 31, 1997, respectively                 169,088,126    168,893,074
  Deficit accumulated during development stage     (114,055,362)   (97,132,770)
                                                  -------------   ------------

Total shareholders' equity                           55,032,764     71,760,304
                                                  -------------   ------------

Total liabilities and shareholders' equity        $  64,584,606   $ 80,433,496
                                                  =============   ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                 Period From
                                                                                                 September 4,
                                     Three Months Ended             Nine Months Ended           1991 (Date of
                                        September 30                   September 30             Incorporation)
                                 -------------------------   -------------------------------   To September 30,
                                    1998           1997           1998            1997               1998
                                 ------------  ------------  -------------  -----------------  ----------------
Revenues:
  Collaboration agreements       $ 2,529,609   $ 3,629,324   $  9,945,935       $  8,896,304     $  30,998,161
Operating expenses:
  Research and development         6,143,804     6,099,485     21,171,699         18,726,776       109,326,894
  General and administrative       2,578,244     2,350,861      7,957,535          6,483,265        42,791,067
                                 -----------   -----------   ------------       ------------     -------------
                                   8,722,048     8,450,346     29,129,234         25,210,041       152,117,961
                                 -----------   -----------   ------------       ------------     -------------

Loss from operations              (6,192,439)   (4,821,022)   (19,183,299)       (16,313,737)     (121,119,800)
Other income (expense):
  Investment income                  668,225       654,344      2,445,965          1,836,913         9,314,351
  Interest expense                   (81,127)      (90,917)      (296,169)          (296,820)       (2,326,175)
                                 -----------   -----------   ------------       ------------     -------------
Net loss                         $(5,605,341)  $(4,257,595)  $(17,033,503)      $(14,773,644)    $(114,131,624)
                                 ===========   ===========   ============       ============     =============
Net loss per share:
  Basic and diluted
   net loss per share            $     (0.36)  $     (0.33)  $      (1.11)      $      (1.41)
                                 ===========   ===========   ============       ============
Shares used in computation of
 basic and diluted
 net loss per share               15,433,001    13,031,064     15,400,404         10,454,081
                                 ===========   ===========   ============       ============
Pro forma basic and diluted
 net loss per share              $     (0.36)  $     (0.33)  $      (1.11)      $      (1.23)
                                 ===========   ===========   ============       ============
Shares used in computation of
 pro forma basic and diluted
 net loss per share               15,433,001    13,031,064     15,400,404         11,978,161
                                 ===========   ===========   ============       ============


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                    Period From
                                                                                        Nine Months Ended          September 4,
                                                                                           September 30            1991 (Date of
                                                                                   ---------------------------    Incorporation)
                                                                                                                 To September 30,
                                                                                       1998           1997             1998
                                                                                   -------------  -------------  -----------------
OPERATING ACTIVITIES
Net loss                                                                           $(17,033,503)  $(14,773,644)     $(114,131,624)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       1,374,486      1,291,124          9,584,365
  Noncash compensation expense                                                                         100,186            100,186
  Noncash research and development expense                                                   --             --          1,155,750
  Noncash interest expense                                                                   --             --             25,918
  Noncash rent expense                                                                  (52,667)        55,582            515,730
  Investment premium (discount) amortization                                            134,342       (119,267)           478,456
Changes in assets and liabilities:
  Collaboration agreement receivable                                                    528,540     (3,765,208)        (3,154,491)
  Prepaid expenses and other current assets                                            (187,277)       (60,746)          (288,404)
  Notes receivable from officers                                                         (9,383)        11,505           (176,419)
  Other assets                                                                           17,575         63,025           (226,478)
  Accounts payable                                                                      306,113       (545,209)           468,582
  Accrued expenses                                                                     (469,827)       523,267          4,242,405
                                                                                   ------------   ------------      -------------
      Total adjustments                                                               1,641,902     (2,445,741)        12,725,600
                                                                                   ------------   ------------      -------------
      Net cash used in operating activities                                         (15,391,601)   (17,219,385)      (101,406,024)
                                                                                   ------------   ------------      -------------
INVESTING ACTIVITIES
  Purchases of securities available for-sale                                        (49,502,588)   (41,035,377)      (211,294,375)
  Proceeds from sales of securities available for-sale                               23,665,471      1,999,444         40,555,228
  Proceeds from maturities of securities available-for-sale                          43,492,884     31,013,045        126,437,952
  Purchase of property and equipment                                                 (2,507,195)    (1,741,378)       (16,382,929)
  Dispositions of property and equipment                                                     --         15,831            167,300
                                                                                   ------------   ------------      -------------
      Net cash provided by investing activities                                      15,148,572     (9,748,435)       (60,516,824)

FINANCING ACTIVITIES
  Sales of common stock to founders                                                          --             --             80,000
  Proceeds from borrowings from shareholders                                                 --             --            850,000
  Sale of common stock via initial public offering, net of offering costs.                   --     26,802,250         26,802,250
  Sale of common stock via follow-on public offering, net of offering costs                  --             --         34,262,000
  Sale of Series A Preferred Stock via private placement, net of offering costs              --             --         47,366,204
  Sale of Series B Preferred Stock via private placement, net of offering costs              --             --          4,960,000
  Sale of common stock via private placements, net of offering costs                         --      3,000,000         52,307,084
  Proceeds from the issuance of common stock under Employee Stock Purchase Plan         108,061             --            108,061
  Repurchase of common stock                                                                 --             --             (2,522)
  Proceeds from common stock options exercised                                           86,992        415,427            760,026
  Proceeds from common stock warrants exercised                                              --             --            305,558
  Repayment of long-term obligations                                                 (1,350,330)      (909,587)       (11,048,570)
  Proceeds from the issuance of long-term obligations                                 2,445,360             --         15,096,800
                                                                                   ------------   ------------      -------------
      Net cash provided by (used in) financing activities                             1,290,083     29,308,090        171,846,891
                                                                                   ------------   ------------      -------------
      Net increase (decrease) in cash and cash equivalents                            1,047,054      2,340,270          9,924,044
      Cash and cash equivalents at beginning of period.                               8,876,990      5,483,515                 --
                                                                                   ------------   ------------      -------------
      Cash and cash equivalents at end of period.                                  $  9,924,044   $  7,823,785      $   9,924,044
                                                                                   ============   ============      =============

Supplemental schedule of noncash investing and financing activities:
  Acquisition of equipment pursuant to capital lease obligations                   $         --   $         --      $     362,425
                                                                                   ============   ============      =============

  Conversion of convertible debt and related accrued interest into common stock    $         --   $         --      $     875,918
                                                                                   ============   ============      =============

Conversion of preferred stock into common stock                                    $         --   $ 52,326,204      $  52,326,204
                                                                                   ============   ============      =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                         $    296,169   $    296,820      $   2,218,611
                                                                                   ============   ============      =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial information of Cell Therapeutics, Inc.
(the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1997 included in the Company's Form 10-K for the year ended December 31, 1997, and the Company's unaudited financial statements for the quarters ended March 31, 1998 and June 30, 1998 included in the Company's quarterly report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, respectively.

Certain prior year balances have been reclassified to conform to the current year presentation.

(2) SIGNIFICANT AGREEMENTS

In November 1996, cti entered into a Collaboration and License Agreement (the "Collaboration Agreement") with Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of lisofylline, ("LSF"), to prevent or reduce the toxic side effects among cancer patients receiving high dose radiation and/or chemotherapy
followed by bone marrow transplantation ("BMT").   Under the terms of the
Collaboration Agreement, Johnson & Johnson agreed, subject to certain termination rights, to fund up to $12,000,000 of the Company's budgeted BMT development costs per year for each of 1997 and 1998. In September 1997, Johnson & Johnson exercised an option under the Collaboration Agreement to expand its participation in development of LSF to include the treatment of patients with acute myelogenous leukemia ("AML") undergoing high dose chemotherapy. On July 15, 1998, the Company and Johnson & Johnson reached an agreement in principle to revise the Collaboration Agreement. Under the terms of the revised Collaboration Agreement, Johnson & Johnson will pay the Company $13.1 million for development cost reimbursements for BMT and AML through December 31, 1998. Thereafter, the Company will control and be responsible for costs associated with the development of LSF. Johnson & Johnson may elect to resume responsibility for the development and commercialization of LSF following the successful outcome of a Phase III trial subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not resume development activities, then cti will be free to license LSF to other third parties. The revised agreement reflects a change in the anticipated regulatory filing timeline for LSF from late 1998 to late 1999. As of September 30, 1998, the Company had recorded approximately $37.6 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson.

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

On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting the Company an exclusive worldwide license to the rights to polyglutamic acid paclitaxel ("PG-TXL"), a water-soluble form of the cancer drug, Taxol(R) and to all potential uses of PG-TXL's polymer technology. Under the terms of the agreement, the Company will fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using PG-TXL's polymer technology.

(3) NET LOSS PER SHARE

The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in 1997. All per share amounts for all periods have been presented to conform to the SFAS No 128 requirements. All outstanding preferred stock was converted to common stock at the closing of the Company's first quarter 1997 initial public offering. Accordingly, pro forma basic and diluted per share amounts for 1997 are computed on the basis of the average number of common shares outstanding plus the effect of preferred shares using the "if-converted" method. As of September 30, 1998, common stock equivalents are considered anti-dilutive and are excluded from this calculation.

                                                 Three months ended                          Nine months ended
                                          ------------------------------------      ------------------------------------
                                            September 30,       September 30,         September 30,       September 30,
                                                1998                 1997                 1998                1997
                                          ---------------      ---------------      ---------------      ---------------
Net Loss (A)                                 $(5,605,341)         $(4,257,595)        $(17,033,503)        $(14,773,644)

Weighted average outstanding:
Common Stock (B)                              15,433,001           13,031,064           15,400,404           10,454,081
Convertible preferred stock                           --                   --                   --            1,524,080
                                           -------------        -------------        -------------        -------------
Total weighted average outstanding (C)        15,433,001           13,031,064           15,400,404           11,978,161

Loss per share:
Basic and diluted (A)/(B)                    $     (0.36)         $     (0.33)        $      (1.11)        $      (1.41)

Pro forma basic and diluted (A)/(C)          $     (0.36)         $     (0.33)        $      (1.11)        $      (1.23)

(4) COMPREHENSIVE INCOME

In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is required to be adopted for periods beginning after December 15, 1997. The only item of comprehensive income for the Company is net unrealized gains (losses) on Securities Available-for-Sale. These amounts are $17,932 and $110,909 for the three and nine month periods ending September 30, 1998, respectively, and $61,535 and $(24,167) for the three and nine month periods ending September 30, 1997, respectively.

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

In the fourth quarter of 1995 the Company began to receive revenue under a collaboration agreement with BioChem Pharma, Inc. ("BioChem Pharma") and in the fourth quarter of 1996 the Company began to receive revenue under a collaboration agreement (the "Collaboration Agreement") with subsidiaries of
Johnson & Johnson ("Johnson & Johnson").   Under the terms of the Collaboration
Agreement, Johnson & Johnson pays 60% of the U.S. development costs in connection with obtaining regulatory approval of lisofylline ("LSF") for use with bone marrow transplants ("BMT") and, after exercising its option in 1997, to expand its participation in the development of LSF to include the treatment of patients undergoing inductive chemotherapy to treat myelogenous leukemia ("AML"). As of September 30, 1998, the Company had recorded approximately $37.6 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson. On July 15, 1998, the Company and Johnson & Johnson reached an agreement in principle to revise the Collaboration Agreement. Under the terms of the revised Collaboration Agreement, Johnson & Johnson will pay the Company $13.1 million for development cost reimbursements for BMT and AML through December 31, 1998. Thereafter, the Company will control and be responsible for costs associated with the development of LSF. Johnson & Johnson may elect to resume responsibility for the development and commercialization of LSF following the successful outcome of a Phase III trial subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not resume development activities, then cti will be free to license LSF to other third parties. The revised agreement reflects a change in the anticipated regulatory filing timeline for LSF from late 1998 to late 1999. As of September 30, 1998, the Company had recorded approximately $37.6 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson.

As of September 30, 1998, the Company had incurred aggregate net losses of approximately $114.1 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from the sale of equity securities, which have raised aggregate net proceeds of approximately $167.7 million, and from the Collaboration Agreement with Johnson & Johnson.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared with three months ended September 30, 1997.

Revenue for the three months ended September 30, 1998 decreased to approximately $2.5 million compared to approximately $3.6 million for the three months ended September 30, 1997. The 1997 period included a $1.0 million milestone payment from J&J in connection with J&J exercising its option to expand its participation under the Collaboration Agreement to include the development of LSF for treatment of patients with newly diagnosed AML undergoing high dose induction chemotherapy. There were no milestone payments received during the comparable 1998 period.

Research and development expenses remained consistent at approximately $6.1 million for the three months ended September 30, 1998 and for the three months ended September 30, 1997. The Company expects that research and development expenses will increase in future periods as the Company expands its research and development programs and undertakes additional clinical trials.

General and administrative expenses increased to approximately $2.6 million for the three months ended September 30, 1998 from approximately $2.4 million for the three months ended September 30, 1997. The increase is attributable primarily to an increase in operating expenses associated with supporting the Company's research, development and clinical activities. General and administrative expenses are expected to increase in future years to support the Company's expected increase in research, development and clinical trial efforts.

Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased slightly to approximately $668,000 for the three months ended September 30, 1998 compared to approximately $654,000 for the three months ended September 30, 1997. This increase was due primarily to higher average cash balances invested in the 1998 period. Interest expense decreased slightly to approximately $81,000 for the three months ended September 30, 1998 from approximately $91,000 for the three months ended September 30, 1997. This decrease in interest expense was the result of a combination of lower average interest rates incurred offsetting higher average balances of outstanding long-term obligations.

Nine months ended September 30, 1998 compared with nine months ended September 30, 1997.

Revenue increased to approximately $9.9 million for the nine months ended September 30, 1998 from approximately $8.9 million, for the nine months ended September 30, 1997. The 1997 period included a $1.0 million milestone payment from J&J in connection with J&J exercising its option to expand its participation under the Collaboration Agreement to include the development of LSF for treatment of patients with newly diagnosed AML undergoing high dose induction chemotherapy. No milestone payments were received during the 1998 period. This increase in reimbursement revenue was due primarily to expanded clinical and manufacturing development activities and the recruitment of additional personnel with respect to the development of LSF.

Research and development expenses increased to approximately $21.2 million for the nine months ended September 30, 1998 from approximately $18.7 million for the nine months ended September 30, 1997. This increase was attributable primarily to expanded preclinical and clinical activities with respect to LSF, and to and development activities related to collaborations with Cell City, LLC and PG-TXL Company, Inc. The Company expects that research and development expenses will increase in future years as the Company expands its research and development programs and undertakes additional clinical trials.

General and administrative expenses increased to approximately $8.0 million for the nine months ended September 30, 1998 from approximately $6.5 million for the nine months ended September 30, 1997. This increase related to increased operating expenses associated with supporting the Company's research, development and clinical activities and transaction costs with respect to the establishment of Cell City, LLC and acquiring the rights to PG-TXL. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $2.4 million for the nine months ended September 30, 1998 from approximately $1.8 million for the nine months ended September 30, 1997. This increase was associated primarily with interest earnings on higher average cash balances on hand during 1998 due to the proceeds from both the Company's initial public offering ("IPO") in March 1997 and the Company's follow-on public offering ("Follow-On Offering") in October 1997. Interest expense decreased slightly to approximately $296,000 for the nine months ended September 30, 1998 from approximately $297,000 for the nine months ended September 30, 1997. This decrease in interest expense was the result of a combination of lower average interest rates incurred offsetting higher average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of equity securities and from its collaboration with Johnson & Johnson. As of September 30, 1998, the Company has raised aggregate net proceeds of approximately $167.7 million through the sale of equity securities including public offerings of Common Stock, private placements of Series A and B Convertible Stock and Common Stock, a bridge loan and the exercise of stock options and warrants. As of September 30, 1998, the Company had recorded approximately $37.6 million in equity payments, license fees, milestone payments and development cost reimbursements from Johnson & Johnson. In addition, the Company financed the purchase of $15.1 million of property and equipment through financing agreements of which approximately $4.8 million remained outstanding as of September 30, 1998.

On July 15, 1998, the Company and Johnson & Johnson reached an agreement in principle to revise the Collaboration Agreement. Among other things, the revised Collaboration Agreement reflects a change in the anticipated regulatory filing timeline for LSF from late 1998 to late 1999.

At September 30, 1998, the Company had $53.8 million in cash, cash equivalents and short-term investments. The Company invests in U.S. government obligations and other highly rated liquid debt instruments. The Company intends to use the substantial portion of its financial resources to fund its research and development activities with respect to the Company's LSF and CT-2584 programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the potential resumption by Johnson & Johnson of its obligations under the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the ability of the Company to establish collaborative agreements with other companies. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

The Company also expects to use a portion of its financial resources to add research and product development programs. On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting the Company an exclusive worldwide license to the rights to polyglutamic acid paclitaxel ("PG-TXL"), a water-soluble form of the cancer
drug, Taxol(R) and to all potential uses of PG-TXL's polymer technology.   Under
the terms of the agreement, the Company will fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using PG-TXL's polymer technology. The Company's research and development expenditures will vary as such research and product development programs are added, expanded or discontinued.

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

The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources and the interest earned thereon, combined with funding from Johnson & Johnson under the revised Collaboration Agreement through December 31, 1998, will enable the Company to maintain its current and planned operations at least through the end of 2000. The Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on, and could increase as a result of, many factors, including the potential resumption by Johnson & Johnson's of its obligations under the Collaboration Agreement; continued scientific progress in the Company's research and development programs; the terms of any additional collaborative arrangements that the Company may enter into; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; competing technological and market developments; changes in collaborative relationships; the ability of the Company to establish research, development and commercialization arrangements pertaining to products other than those covered by existing collaborative arrangements; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

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

As of September 30, 1998, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $110 million and research and development credit carryforwards of approximately $4 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

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

The Company could be impacted by the Year 2000 issue, which results from computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is in the process of assessing its computer systems to determine the extent of modifications required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's systems are all relatively new and PC-based. All of the Company's business software programs, with the exception of its fixed asset module, have been evaluated as Year 2000 compliant. The fixed asset module is scheduled for replacement in the first quarter of 1999. The Company has also initiated an assessment of its non-IT systems. Critical electro-mechanical instruments containing software are currently being evaluated for Year 2000 compliance.
This evaluation is expected to be complete in the first quarter of 1999. The Company has also initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 Issues. The Company will be following up with these suppliers during the fourth quarter of 1998 and the first quarter of 1999 to determine the extent of alternative sources or contingency plans that are required. The Company presently believes the Year 2000 Issue will not pose significant operational problems for its computer systems, non-IT systems or third-party relationships.

The Company has been continually upgrading its information technology systems and critical laboratory instrumentation since inception in 1992. The Company has not incurred to date, and does not have plans currently to incur material additional costs to accelerate the replacement of its existing information technology systems or critical laboratory instrumentation due to Year 2000 issues. The Company does not separately track internal costs incurred for the Year 2000 project but believes these costs are not material.

If corrections to the Company's Year 2000 issues are not completed, or the systems of other companies on which the Company's systems rely are not timely converted, the Year 2000 Issue could have a material impact on the Company's business, prospects, financial condition, liquidity and results of operations. These impacts could include, but are not limited to, future revenue delays due to delayed research, development, clinical trials or agency approvals.

The Company presently believes that the Year 2000 issues can be effectively avoided, but it intends to develop a contingency plan to allow operations to continue even if significant issues are experienced. The company has a team assigned to review all information technology systems, all equipment, and vendors of equipment and services that may be impacted by Year 2000 issues. Contingency plans will be developed for each critical activity by the end of the second quarter of 1999.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              27.1    Financial Data Schedule

              99.1+ Pre-Validation Agreement dated as of October 16, 1998 between the Registrant and ChiRex (Dudley), Ltd.

          (b) Reports on Form 8-K

              None.

--------------------
+ Confidential Treatment Requested

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                      CELL THERAPEUTICS, INC.
                                         (Registrant)

Dated: November 14, 1998              By:  /s/ James A. Bianco, M.D.
                                      -----------------------------------------
                                      James A. Bianco, M.D.
                                      President and Chief Executive
                                      Officer

Dated: November 14, 1998              By:  /s/ Louis A. Bianco
                                      ----------------------------------------
                                      Louis A. Bianco
                                      Executive Vice President,
                                      Finance and Administration
                                      (Principal Financial Officer,
                                      Chief Accounting Officer)