Form 10-K
period 1998-12-31
CELL THERAPEUTICS INC
filed 1999-03-31
CIK 891293

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                                  (Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended December 31, 1998

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the Transition Period from       to

                        Commission File Number 0-28386

                            CELL THERAPEUTICS, INC.
            (Exact name of registrant as specified in our charter)

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

  On March 15, 1999, Cell Therapeutics, Inc. had 15,534,359 outstanding shares of Common Stock. Of those, 10,426,872 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the closing price of such shares on the Nasdaq National Market on March 15, 1999, was approximately $41,707,488. Shares of Common Stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                     Documents Incorporated by Reference:
Proxy Statement for the registrant's 1999 Annual Meeting of Shareholders (Part
                                     III)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1: BUSINESS

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks discussed under the caption "Factors Affecting the Company's Operating Results."

GENERAL

  Cell Therapeutics, Inc. ("cti" or the "Company") is a pharmaceutical research and development company that focuses on the discovery, development and commercialization of small molecule drugs that selectively regulate the metabolism of oxidized lipids and phospholipids that play a role in the treatment of cancer and inflammatory and immune diseases. The Company's initial business strategy is to build a diversified, vertically integrated portfolio of oncology products targeting major unmet needs in the treatment of patients with cancer. The Company's lead product candidate, Lisofylline ("LSF(TM)"), is being developed to prevent or reduce treatment-related toxicities, specifically serious and fatal infections, mucositis and treatment-related mortality, among cancer patients receiving high dose radiation and/or chemotherapy. The Company is currently conducting two pivotal Phase III clinical trials for LSF among cancer patients. The first trial is being conducted among patients undergoing high dose induction chemotherapy for the treatment of newly diagnosed acute myeloid leukemia ("AML"). Results from this AML trial are expected in the second half of 1999. The second trial is being conducted among patients receiving high dose radiation and/or chemotherapy followed by bone marrow transplantation ("BMT") from unrelated donors. Enrollment in this BMT trial is expected to be completed in the second half of 1999. The Company has previously conducted a Phase III trial for LSF among patients receiving BMT from related donors in which the primary endpoints were not met.

  In addition to testing LSF among oncology patients, the Company is also investigating LSF for use as an agent to prevent or reduce the incidence and severity of acute lung injury ("ALI") and mortality among patients requiring mechanical ventilation for respiratory failure.

  In March 1999, the Company expects to complete enrollment of the first 200 patients in a pivotal Phase II/III trial for LSF among patients with ALI and/or acute respiratory distress syndrome ("ARDS"). During the first half of 1999, interim data on these first 200 patients will be analyzed by a Data Safety and Monitoring Board (a "DSMB") established through the National Heart, Lung and Blood Institute (the "NHLBI"). Based on differences in mortality between patients treated with LSF or placebo, this DSMB will recommend whether the trial should continue enrollment or be terminated.

  The Company's second lead product candidate, Apra(TM) (CT-2584), is a novel small molecule drug for the treatment of patients with cancers resistant to conventional chemotherapy, including prostate cancer and sarcomas. The Company began a Phase II clinical trial for Apra among patients with prostate cancer in the fourth quarter of 1998 for which it expects preliminary results in the second half of 1999.

  In July 1998, the Company licensed exclusive worldwide rights to polyglutamic acid paclitaxel ("PG-TXL(TM)"), a water-soluble and potentially more effective form of the cancer drug Taxol(R), and to all potential related uses of PG-TXL's polyglutamate technology. In preclinical tests, PG-TXL showed fewer side effects and improved anti-tumor activity in ovarian and breast cancer animal models, when compared to Taxol. The Company anticipates beginning clinical trials for PG-TXL in the second half of 1999.

  In December 1998, cti acquired an exclusive option to obtain an exclusive worldwide license to a novel class of orally active copper chelators which block multiple steps in tumor induced new blood vessel formation, a process termed "angiogenesis." By inhibiting the growth of such blood vessels, these anti-angiogenic compounds may starve tumors of the blood and nutrients which sustain them. The lead compound, SC-7, is currently undergoing preclinical evaluation. The Company plans to evaluate the preclinical toxicology and pharmacology of SC-7 and then determine whether to license and enter development of SC-7 by the third quarter of 1999.

  In 1997 and 1998, the Company focused significant resources to expand its oncology drug development activities to build a more diversified portfolio of oncology products by acquiring exclusive rights to develop PG-TXL and SC-7. The Company expects to continue to devote resources to expand its oncology portfolio through additional licenses or acquisitions.

  Cell Therapeutics, Inc. was incorporated in Washington in September 1991. The Company has not received any revenue from the sale of products to date and does not expect to receive revenues from the sale of products for at least the next several years. The Company's executive offices are located at 201 Elliott Avenue West, Seattle, Washington 98119, and its telephone number is (206) 282-7100.

SCIENTIFIC OVERVIEW

  Cell communication occurs through a complex process that commences when cells respond to environmental signals which may be either physical or chemical, with chemical signals being exemplified by hormones, cytokines and growth factors. These signals initiate a series of biochemical events within the cell, known as signal transduction processes, which result in cellular responses. Cellular lipids, the primary component of cell membranes, have major roles, separating compartments within cells, as signaling molecules and as important modulators of other cellular signaling cascades. Certain cell signaling pathways are essential for normal day-to-day cellular processes and are often referred to as "housekeeping pathways" or "physiologic pathways." These housekeeping pathways are involved in the normal growth and replenishment of cells in the body, such as blood cells and the cells lining the intestinal tract. In contrast, there are also signaling pathways, termed "stress-activated pathways" or "SAPs," which are part of the cellular response to injury following exposure to cell-damaging stimuli such as radiation, chemotherapy or oxidative injury. These pathways are activated in many diseases.

  The Company believes that such cell-damaging stimuli such as radiation, chemotherapy or oxidative injury cause a number of their toxic effects by altering the chemical composition of membrane lipids through oxidation or alteration in the relative quantities of the component phospholipids. Additionally, the transformation of a normal cell into a cancer cell is associated with increased production of phosphatidic acid ("PA"). Oxidized lipids and certain phospholipids (such as PA) in turn activate a variety of stress-related signaling pathways within the cell which carry messages to the cell nucleus and result in transcription of selected genes. Such genes may include those encoding (1) inflammatory cytokines which result in activation of inflammatory and immune responses, (2) cytokines which inhibit the growth and renewal of the stem cells in the bone marrow and of the cells lining the intestinal tract, (3) other proteins associated with cell death, and (4) proteins associated with malignant transformation.

  Oxidized lipids, PA elevation and activation of SAPs are associated with many disease states and do not appear to be primarily utilized for normal cellular processes. The Company believes that therapeutics which regulate the production and/or degradation of oxidized lipids or phospholipids may offer greater specificity and safety profiles for the treatment of oncologic, inflammatory and immune diseases than pharmaceuticals that modulate the housekeeping or physiologic pathways necessary for normal day-to-day cellular function.

PRODUCTS UNDER DEVELOPMENT

  The following table summarizes the potential therapeutic indications, current development status and current collaborators for the Company's products under development:

                                                                                              DEVELOPMENT
     COMPOUND          TYPE                              INDICATION                             STATUS
---------------------------------------------------------------------------------------------------------------
                              COLLABORATORS
---------------------------------------------------------------------------------------------------------------
                                   ONCOLOGY
---------------------------------------------------------------------------------------------------------------
  LSF(TM)         Suppressor of    Prevention of serious infection following high dose    Phase III (ongoing)
  (LISOFYLLINE)   lipid oxidation  chemotherapy for acute myeloid leukemia (AML)
                                   Prevention of serious infection following unrelated    Phase III (ongoing)
                                   bone marrow transplant (BMT)
                                   Reduction in incidence and severity of mucositis       Phase IIA (ongoing)
                                   followingdose-intensive radio-chemotherapy
  APRA(TM)        Selective        Hormone/chemotherapy-resistant prostate cancer         Phase II (ongoing)
  (CT-2584)       regulator
                  cancer cell
                  phospholipids
                                   Soft tissue sarcoma                                    Phase II (expected
                                                                                           to begin Q2 1999)
                                   Lung cancer                                            Phase II (expected
                                                                                           to begin Q4 1999)
  PG-TXL(TM)      Polymer          Breast, lung and ovarian cancers                        Phase I (expected
  (POLYGLUTAMATE  delivery of                                                              to begin Q4 1999)
  PACLITAXEL)     anti-cancer
                  drugs
  PG-CAMPTOTHECIN Polymer          Colon cancer                                               Preclinical
                  delivery of                                                                 Development
                  anti-cancer
                  drugs
  PG-ETOPOSIDE    Polymer          Lung cancer                                                 Research
                  delivery of
                  anti-cancer
                  drugs
  SC-7            Copper chelator  Cancer (anti-angiogenesis)                                 Preclinical
                                                                                              Development
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                            Johnson & Johnson
                            BioChem Pharma
                            Johnson & Johnson
                            BioChem Pharma
                            BioChem Pharma
                            BioChem Pharma
                            BioChem Pharma
                            BioChem Pharma
                            --
                            --
                            --
                            --
---------------------------------------------------------------------------------------------------------------
                           INFLAMMATION & IMMUNOLOGY
---------------------------------------------------------------------------------------------------------------
  LSF             Suppressor of    Reduction of acute lung injury (ALI) related mortalitPhase II/III (ongoing)y lipid oxidation
  COMPOUND        Inhibitors of    Organ transplant rejection                                  Research
  CANDIDATES*     Th-1 lymphocyte  Acute graft vs. host disease
                  differentiation  Multiple Sclerosis
                                   Type 1 Diabetes
  COMPOUND        Suppressors of   Type 2 Diabetes                                             Research
  CANDIDATES*     plasma
                  free fatty acid
                  levels
---------------------------------------------------------------------------------------------------------------
                            BioChem Pharma
                            City of Hope/
                            cti Joint Venture
                            --


cti is a registered trademark of Cell Therapeutics Inc. LSF, Apra and PG-TXL are proprietary marks of cti. This annual report contains trademarks and service marks of companies other than cti, specifically TAXOL, a registered trademark of Bristol-Myers Squibb Company.
 * Compound Candidates refer to collection of compounds with pharmacologic activity.

  Except for historical information, all of the information in the column of the above table entitled "Projected Development Status" constitutes forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed therein, due to the research, development and market risks which could adversely affect the Company's projected timeline for regulatory approval. There can be no assurance that such approval will ever be received, or that it will be received on the dates projected herein. Additional risks and uncertainties are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and in the Company's most recently filed SEC documents, such as its most recent Forms 10-K, 10-Q and 8-K.

ONCOLOGY

 Overview

  Cancer is the second leading cause of death in the United States, resulting in over 550,000 deaths annually. The National Cancer Advisory Board reports that more than eight million people in the United States have cancer, and projects that cancer will surpass heart disease as the leading cause of death in the United States by the end of the decade. Approximately 1.4 million new cases of cancer are diagnosed each year in the United States. The most commonly used methods for treating cancer patients include surgery, radiation and chemotherapy. A cancer patient often receives a combination of these treatment modalities depending upon the type and extent of the disease. At some point in their disease treatment, 70 percent of all cancer patients will receive radiation therapy and 50 percent of all newly diagnosed cancer patients will receive chemotherapy. Despite their benefits for treating cancer, there are significant limitations of, and complications associated with, radiation and chemotherapy which result in a high rate of treatment failure. For example, only ten percent of patients treated with chemotherapy are cured. The principal causes of cancer treatment failure include (1) severe side effects from cancer treatments, (2) existence or emergence of resistance to the cancer killing effects of chemotherapy, (3) inefficiency of current cancer treatments to selectively target their killing effects to tumors; and
(4) recurrence of cancer following potentially curative surgery or radiation therapy. The Company is developing a portfolio of products targeting these principal causes of cancer treatment failure.

  Severe Side Effects of Anti-Cancer Treatments. Despite their benefits for treating cancer, radiation and chemotherapy treatment result in toxicities that limit the use of potentially more effective doses. These treatment-related toxicities are directly responsible for placing patients at risk for serious and often life threatening infections and other undesirable side effects. There are several means by which radiation and chemotherapy place patients at risk for infection. Radiation and chemotherapy are toxic to rapidly dividing cells, which include not only cancer cells but also certain normal cells such as bone marrow cells, hair follicle cells and the epithelial cells lining the mouth, stomach and intestinal tract. The most common and problematic of the severe side effects attributable to radiation and chemotherapy are neutropenia, or bone marrow suppression of infection-fighting white blood cells ("WBCs"), and mucositis, or damage to the epithelial cells lining the mouth, stomach and intestinal tract. Epithelial cells form an important barrier, preventing potentially lethal bacterial and fungal organisms which reside in the intestinal tract from entering the sterile blood stream and tissues. Damage from radiation or chemotherapy to intestinal epithelial cells disrupts this important barrier, allowing infectious pathogens to gain access to the systemic blood circulation. When neutropenia and mucositis occur together, patients are at high risk for serious and fatal infections. Approximately 575,000 patients receive chemotherapy each year in the United States, with more than 20 percent of these patients developing severe neutropenia and/or mucositis. There are currently no therapies that reduce the incidence of severe or fatal infections or reduce the incidence of severe mucositis.

  Chemotherapy Resistance. Resistance to the cancer killing effects of conventional chemotherapeutic agents is a major impediment to the effective treatment of cancer. Approximately 90 percent of all cancer patients undergoing chemotherapy never respond or develop resistance to chemotherapy. Because many chemotherapeutic agents share similar properties and mechanisms of action, once a tumor develops resistance to a single therapeutic agent, it becomes resistant to several classes of chemotherapeutic drugs.

  Selective Targeting of Cancer. The majority of chemotherapeutic agents kill cells by mechanisms which are not selective to cancerous cells. Because these chemotherapeutic agents are administered systemically, they also lead to toxicities in normal tissues which ultimately limits the potential effectiveness of chemotherapy. While certain cancers may be treated with monoclonal antibodies such as Rituxan(R) and Herceptin(R), which are more selective for the treatment of tumor tissue than for normal tissue, the majority of current chemotherapeutic agents in use are not selective for tumor tissue. Methods which permit the targeted delivery of chemotherapy or radiation therapy represent a major need in the treatment of patients with cancer.

  Prevention of Cancer Recurrence. Although the removal of cancers diagnosed at an early stage offers a potential cure, the presence of microscopic spread ("metastases") or the incomplete removal of microscopic portions of a primary tumor leads to the recurrence of the cancer, often in a more widespread manner. Agents which block the production of certain hormones, such as estrogen or testosterone, have been shown to prevent recurrence in early stages of certain cancers, such as breast and prostate cancer. However, only a minority of cancers respond to such hormonal therapies. Recent scientific data has identified several blood vessel growth substances known as "angiogenic factors", which are secreted by tumors. These angiogenic factors permit tumors to develop blood vessels in order to receive nutrients needed for growth, a process known as "angiogenesis". The Company believes that novel inhibitors of tumor angiogenesis may address a significant need in the prevention of cancer recurrence.

  The Company is focusing its oncology development efforts on building a diversified, vertically integrated portfolio of oncology products to target the principal causes of cancer treatment failures described above. These include (1) LSF, an agent being developed to prevent or reduce the incidence of serious and fatal infections, mucositis and treatment-related mortality among patients receiving high dose radiation and/or chemotherapy, (2) Apra, a novel anti-cancer drug for the treatment of patients with tumors resistant to conventional chemotherapeutic agents, (3) PG-TXL, a novel water-soluble form of the cancer drug paclitaxel, that the Company believes may be a more effective and less toxic anti-tumor agent, due to its ability to more selectively target paclitaxel to tumor tissues, and (4) a class of synthetic small molecules, including SC-7, which are inhibitors of tumor angiogenesis and thereby may prevent the recurrence of cancer following surgery and radiochemotherapy. The Company may license or acquire additional agents, which, when used with other cti oncology products, may provide added value to the integrated management of oncologic disease.

 Lisofylline

  LSF is a synthetic small molecule drug undergoing investigation in two pivotal Phase III clinical trials among cancer patients receiving high dose radiation and/or chemotherapy. Unlike blood cell growth factors, LSF is being developed to prevent or reduce the incidence of serious and fatal infections, mucositis and treatment-related mortality. The Company believes that the use of LSF may permit the safer delivery of higher, potentially more effective doses of radiation and chemotherapy.

  The Company's development strategy for LSF has been to target anti-cancer treatment regimens which are accompanied by a high incidence of serious neutropenic infections, mucositis and treatment-related mortality. The Company initially is pursuing the development of LSF for the treatment of patients with AML undergoing high dose induction chemotherapy and for cancer patients receiving high dose radiation and/or chemotherapy followed by BMT, for the following reasons: (1) following the use of high dose radiation and/or chemotherapy, up to 50 percent of patients may develop serious infections, and up to 50 percent of those patients may die from the side effects of the cancer treatment, (2) in these patient groups there is a high unmet need for agents which reduce serious and fatal infections, (3) under recent FDA initiatives, New Drug Applications ("NDAs") for serious, life-threatening or severely debilitating indications that provide a meaningful therapeutic benefit to patients over existing treatments may be eligible to receive accelerated review and approval, and (4) the Company believes that, once approved, agents which target life threatening side effects of cancer therapy and improve patient outcomes will be adopted by health care providers, patients and third-party payors. The Company is also investigating the use of LSF to reduce the incidence and/or the severity of mucositis following dose-intensive radiation and chemotherapy.

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

  The Company is conducting an ongoing pivotal Phase III trial in patients with newly diagnosed AML who receive high dose induction chemotherapy. In addition, the Company is conducting a pivotal Phase III clinical trial of LSF in patients with leukemias or lymphomas who require BMT (from unrelated donors) after receiving ablative, or bone marrow-destroying, doses of radiation and/or chemotherapy. In the third quarter of 1998, the Company also commenced a Phase IIA clinical trial of LSF in patients with head and neck cancer who receive dose-intensive radiation and chemotherapy and who develop severe mucositis. Common to each of these three categories of anti-cancer treatment (ablative, induction and dose-intensive) is the occurrence of neutropenia and the breakdown of the epithelial barrier cells lining the mouth, stomach and intestinal tract, placing patients at a high risk of life-threatening infections, severe mucositis and mortality.

  Clinical Trials--AML. In the third quarter of 1997, the Company reported the preliminary results of its 70 patient, single center, double-blind placebo controlled Phase II trial of LSF (3 mg/kg) among patients with newly diagnosed AML undergoing high dose induction chemotherapy. This trial examined the effects of LSF on the incidence of neutropenic infections (serious and non-serious), infection-related deaths, overall mortality and complete remission rates. On an intent to treat analysis at 60 days following start of induction chemotherapy, this study demonstrated that the administration of 3 mg/kg of LSF resulted in a statistically significant reduction in the incidence of serious neutropenic infections (p=0.043) and of the incidence of neutropenic fungal infections (p=0.01), when compared to placebo patients. In addition, there was a strong trend toward a reduction in fatal infections (p=0.19) and a trend toward a reduction in all (serious and non-serious) neutropenic-related infections (p=0.29). No serious side effects attributable to LSF were detected in this trial.

  The Company has ongoing a Phase III multi-center randomized placebo controlled trial of LSF (3mg/kg) among patients with newly diagnosed AML undergoing high dose induction chemotherapy. The primary endpoint of this study is the reduction of the incidence of serious neutropenic infections. In the fourth quarter of 1997, the Company amended this ongoing Phase III AML trial to increase enrollment to 160 patients in order to provide adequate statistical power for the primary endpoint. In July 1998, an independent DSMB reviewed information on patients enrolled in this study to examine whether significant imbalances in risk factors were present between treatment arms. The DSMB identified no safety issues and, following its review, recommended that the enrollment in the study be completed as planned. The Company anticipates completing enrollment and the minimum 60 day follow-up period in the first half of 1999, with results expected early in the second half of the year. See "--Factors Affecting Our Operating Results--There Is No Certainty of Positive Clinical Trial Outcomes."

  Clinical Trials--Related Donor BMT. In the first quarter of 1996, the Company completed a 60 patient, multi-center, double-blind placebo controlled Phase II trial which investigated the effect of two different doses (2 mg/kg and 3 mg/kg) of LSF on the rate of blood cell recovery and the incidences of fever, infection, toxicity and mortality in cancer patients undergoing high dose radiation and/or chemotherapy followed by BMT. On an intent to treat analysis at 100 days following BMT, this study demonstrated that administration of 3 mg/kg of LSF resulted in a statistically significant reduction in mortality (p=0.022), the incidence of serious and fatal infections (p=0.005), and the duration of absolute neutropenia (p=0.046) (defined as the number of days following BMT with fewer than 100 neutrophils per microliter of blood) when compared to placebo recipients or patients randomized to receive 2 mg/kg of LSF. In addition, there was a strong trend toward a reduction in the overall incidence of mucositis (p=0.08) and in the incidence of severe mucositis (p=0.104) among higher dose LSF recipients compared to placebo recipients or patients randomized to receive the lower dose of LSF. Certain endpoints of the trial regarding neutrophil and platelet recovery, the duration of fever and transfusion requirements were not met. No serious adverse side effects attributable to LSF were detected in this trial.

  On March 25, 1998, the Company announced preliminary results of its multi-center, double blind placebo controlled pivotal Phase III trial for LSF in 132 patients undergoing high dose radiation and/or chemotherapy followed by BMT from related donors (siblings). This trial utilized a 3 mg/kg dose of LSF. The primary endpoints of this trial, reduction in neutropenia-related infections and reduction in BMT treatment-related mortality, were not met. The Company believes that the ability to meet the primary endpoint of this study may have been affected by a statistically significant (p=0.01) imbalance in high-risk patients who had pre-existing medical conditions (including heart disease, diabetes and hepatitis) among those patients who were randomized to the LSF arm of the study and who were treated with intensive treatment regimens.

  Clinical Trials--Unrelated Donor BMT. In the first quarter of 1997, the Company commenced a 100 patient pivotal Phase III trial of LSF (5 mg/kg) among patients with cancer receiving high dose radiation and/or chemotherapy followed by BMT from unrelated donors. In addition to being at high risk for serious and fatal infections, these patients have a high incidence of severe mucositis and treatment-related deaths. This pivotal Phase III trial will determine the effect of higher doses of LSF on serious neutropenic infection and treatment-related mortality and will provide supportive dosing and efficacy data for mucositis applications of LSF. If effective, the Company believes that the use of LSF may increase the number of patients who receive BMT from unrelated donors. Following analysis of the Phase III related donor BMT trial in the spring of 1998, the Company amended this ongoing Phase III BMT trial to increase enrollment to 206 patients in order to provide statistical power for the two primary end points. In July 1998, an independent DSMB reviewed information on patients enrolled in the trial to examine whether significant imbalances in risk factors were present between the treatment arms. The DSMB identified no safety issues and following its review, recommended that enrollment in the study be completed as planned. See "-- Factors Affecting Our Operating Results--There Is No Certainty of Positive Clinical Trial Outcomes."

  Clinical Trials--Mucositis. In the third quarter of 1998, the Company commenced a 12 to 20 patient, single-center, Phase IIA trial of LSF in patients with head and neck tumors receiving dose-intensive radiation and chemotherapy who develop severe mucositis. The trial is designed as an open label, dose-ranging study utilizing a new infusion schedule of LSF. Unlike other ongoing studies of LSF, where the drug is administered four times a day over a ten-minute infusion period, this trial examines the safety and efficacy of LSF administered continuously to patients on an outpatient basis. The drug is started just prior to chemotherapy and continued during the entire eight to eleven week period of cancer treatment. Four dose levels are being investigated. If dose-limiting toxicities are observed, patients will be allowed to switch to the standard four times daily dosing regimen of LSF. The Company anticipates that this trial will be completed in the second half of 1999 and, if successful, that Phase III trials would be commenced in 2000. See "--Factors Affecting Our Operating Results--There Is No Certainty of Positive Clinical Trial Outcomes."

  Mechanism of Action. Following exposure to radiation, chemotherapy or oxidative injury, highly reactive oxygen free radicals are generated. These oxygen free radicals are "soaked up" both in the blood stream and in cell membranes by a pool of lipids termed "oxidizable lipids" to produce both complex oxidized lipids and highly reactive free oxidized lipids such as HPODEs. HPODEs are not found in normal individuals but are elevated in patients with cancers. Levels may be further affected by cancer treatments such as chemotherapy and high dose radiation chemotherapy followed by BMT. Oxidized lipids have also been shown to have immediate effects on cell membranes, resulting in cell membrane perturbation or disruption which may lead to cell damage or cell death among the barrier cells lining the intestine or respiratory tract. It has been shown that elevated HPODE levels statistically correlate with the development of complications following high dose radiation and/or chemotherapy followed by BMT. Therefore, lipid oxidation may contribute to the early breakdown in mucosal barrier function observed following radiation, chemotherapy or oxidative injury, allowing potentially pathogenic bacteria and fungi to gain access to an otherwise sterile bloodstream and tissues. Oxidized lipids also cause activation of a number of SAPs within the cell, resulting in further tissue injury, inflammation and delayed healing.

  While the biomolecular target for LSF is presently unknown, its therapeutic activity appears to be due to LSF's effect on epithelial and inflammatory cell signaling pathways. Recent data has shown that LSF can specifically interrupt the cell signaling pathway associated with the development of inflammatory lymphocytes, known as Th1 cells, which mediate a number of complications experienced by cancer patients who receive high dose radiation and/or chemotherapy followed by BMT. Through exploitation of this pathway, the Company believes it will define the biomolecular target for LSF. Moreover, these findings have enabled company scientists to develop chemical analogs of LSF, which have the potential to be administered to patients orally.

  The Company believes that the effects of LSF on lipids and on the activation of SAPs may represent a critical upstream point of intervention in the initiation of the cellular stress and injury response. By modulating these biochemical events, LSF may be able to prevent both early and late damage to the epithelial barrier cells lining the mouth, stomach and intestinal tract, resulting in a reduction in infection, mucositis and mortality following high dose anti-cancer treatment. Because epithelial barrier cells also line the lung tissue in the respiratory tract, comprised by cells which are also susceptible to such oxidative injury, the Company believes that LSF may also be effective for preventing or reducing ALI in patients requiring mechanical ventilation for respiratory failure. See "--Inflammatory Disease."

 Apra (CT-2584)

  Apra is the Company's novel small molecule drug under investigation for the treatment of patients with cancers resistant to conventional chemotherapy, including prostate cancer and sarcomas. The Company believes that Apra has a unique mechanism of action which may allow the drug to be (1) toxic to cancers which have multidrug resistance to conventional chemotherapeutic agents, including cancers with multidrug resistance due to overexpression of a gene known as the "mdr" gene, (2) more toxic to cancerous cells than to non-cancerous cells, (3) not susceptible to development of multidrug resistance, and (4) effective when used alongside conventional anti-cancer treatments.

  The Company's development strategy for Apra is to target cancers resistant to conventional chemotherapy, such as hormone-refractory prostate cancer and sarcomas that have progressed despite chemotherapy. The Company believes that this represents an opportunity to pursue first line therapeutic applications of the drug where alternative treatments are lacking or ineffective. The Company intends to extend its development of Apra to use as a second line therapy for cancers such as lung, colon and breast cancers which acquire resistance to conventional first line chemotherapeutic agents, resulting in treatment failure. Because Apra's mechanism for tumor cell killing appears to be unique, and because it does not have the toxicities of conventional anti-cancer agents, the Company believes that Apra may be used both as a first line therapy for a variety of cancer types for which there is no effective standard therapy and alongside conventional chemotherapeutic agents.

  Preclinical and Clinical Trials. In preclinical testing, Apra was toxic to nearly all tumor cell lines tested and to tumor cells grown from human tumor biopsy samples. These cell lines and samples included prostate, sarcomas, brain, colon, breast, lung and ovarian cancers, as well as certain leukemias and lymphomas.

  The Company has completed two Phase I trials for Apra among patients with a variety of cancers resistant to conventional chemotherapy. The first trial was co-sponsored by the Cancer Research Campaign and conducted at the Christie Hospital in the United Kingdom. The second Phase I trial was conducted at the Memorial Sloan Kettering Cancer Research Center in the United States. In those trials, approximately 30 percent of the 52 patients with advanced prostate, soft tissue sarcoma/mesothelioma, ovarian, renal, thyroid and breast cancers, experienced stable disease or better with Apra treatment. Fifteen patients remained free from cancer progression for at least three months. Two patients with advanced hormone and chemotherapy refractory prostate cancer experienced a decrease in levels of prostate specific antigen following treatment with Apra, with one patient being free from disease progression for 5.5 months. Four of nine mesothelioma patients had disease stabilization or regression. One of these patients had a partial response lasting six months, and a patient with advanced ovarian cancer remained free of disease progression for nine months. Apra was well tolerated, with some patients experiencing flushing or mild nausea. The dose limiting side effect was fatigue. There was no bone marrow suppression or hair loss observed, nor was there any incidence of death related to Apra treatment.

  The Company began a Phase II efficacy trial for Apra among patients with advanced hormone and chemotherapy refractory prostate cancer in the fourth quarter of 1998. The new trial is an open label efficacy study among patients with advanced prostate cancer who have failed therapy with hormonal agents and at least one conventional chemotherapeutic agent. Eighty patients will be randomized to either the best dose and regimen determined in the Phase I Memorial Sloan Kettering trial (455mg/M/2/ daily for 3 days once every 21 days) or to the same total dose administered once weekly for three weeks. Slowing of the rate of disease progression is the primary endpoint of the study. Enrollment is expected to be completed in the second half of 1999. A consortium of eight leading prostate cancer research and treatment centers in the United States will conduct the trial. Additionally, the Company anticipates initiating a Phase II trial for soft tissue sarcoma in the first half of 1999 followed by a Phase II trial of Apra alongside conventional chemotherapy for lung cancer. See "--Factors Affecting Our Operating Results-- There Is No Certainty of Positive Clinical Trial Outcomes."

  Mechanism of Action. Apra's unique mechanism of action of tumor cell killing is believed to result from the effects it has on tumor cell phospholipids. Unlike normal growing cells, such as bone marrow cells, tumor cells overproduce PAs through the activation of several enzymes such as phosphatidylcholine phospholipase-D ("PC-PLD") and an isoform of lysophosphatidic acid acyltransferase (LPAAT-^) first cloned from humans by cti scientists. Apra appears to enhance the processing of tumor cell phospholipids by means of PA to another phospholipid, phosphatidylinositol ("PI"), in such quantities as to lead to tumor cell death. Because of its unique structure and mechanism of action, Apra does not appear to be susceptible to multidrug resistance. Scientists at cti have cloned PC-PLD, LPAAT-^ and additional enzymes involved in the conversion of PA to PI in order to explore further the mechanism of Apra. Two of these enzymes appear to be unique targets for anti-cancer drug development. The Company has therefore established high throughput assays using these phospolipid metabolizing enzymes to identify new therapeutic agents in cancer. See "--Proprietary Drug Discovery Technology."

 PG-TXL (CT-2103)

  PG-TXL (polyglutamate-paclitaxel) is a water-soluble form of the world's most widely used cancer drug, paclitaxel, which is marketed under the brand name Taxol(R). The Company believes PG-TXL, by selectively targeting paclitaxel to tumor tissue, may have enhanced tumor fighting capabilities and be more easily tolerated by patients than Taxol.

  The Company's development strategy for PG-TXL is to perform initial tests of the compound in patients with breast, ovarian, and lung cancer who have not had prior therapy with Taxol and among those patients whose cancers have become Taxol resistant. Phase I studies are planned in the UK and will focus on these patient groups. The Company anticipates initiating a Phase I trial sponsored by the Cancer Research Campaign in the United Kingdom late in the second half of 1999. In addition to providing information on the safety, tolerability and pharmacology of PG-TXL, this Phase I trial may also provide anti-tumor activity data in patients with tumors known to be responsive to Taxol. The Company believes this data may permit the initiation of a Phase II/III efficacy study in the United States in 2001.

  Preclinical Studies. In preclinical testing, PG-TXL showed fewer side effects and significantly improved anti-tumor activity when compared to Taxol. This was achieved by binding paclitaxel (the active ingredient of Taxol) to the polymer, polyglutamate, which allowed significantly more paclitaxel to be delivered to tumor cells and less to normal tissues, thereby averting the toxic side effects of the paclitaxel compound. In preclinical trials, the polymer-drug combination concentrated in tumor tissue, resulting in the complete regression of ovarian and breast cancer in animal models, in contrast to Taxol, which merely delayed tumor growth.

  Mechanism of Action. Tumors contain blood vessels with fenestrations, or "windows," which make these vessels leaky. These abnormal vessels can act like a strainer, trapping large molecules such as the polyglutamate polymers as they circulate in the bloodstream. In contrast, the conjugates do not enter normal tissues because the blood vessels in normal tissues do not contain fenestrations. The polymers are predominately confined to the bloodstream until they are degraded and excreted by the kidneys. If loaded with a chemotherapeutic drug such as paclitaxel, the polyglutamate carrier unloads its cancer-killing agent at the tumor site, delivering a larger dose directly to the tumor while largely sparing normal tissue its toxic side effects. Polyglutamate technology may also hold promise in improving the safety and efficacy of other chemotherapies including camptothecin, a cancer drug widely used for colon cancer.

 SC-7

  SC-7 is the lead compound in a novel class of oral, synthetic, small molecule copper-chelating agents that inhibit the growth of new blood vessels in tumors, a process termed "angiogenesis." Tumors produce a variety of growth factors that induce new blood vessels to form and deliver the nutrients that the tumors need to grow and spread. A new approach to anti-tumor therapy involves development of agents to inhibit angiogenesis, thus starving tumors of oxygen and nutrients needed for growth. However, because angiogenesis may be stimulated by more than one tumor-produced growth factor (e.g., FGF, VEGF, and SPARC peptide), therapeutic agents which target just one angiogenic factor are likely to have limited effectiveness. Furthermore, current approaches being developed to inhibit angiogenesis use protein therapeutics, which are costly to manufacture and must be given by injection, both of which pose significant obstacles to long-term administration. The Company believes that to be effective, anti-angiogenic therapies will be capable of being administered easily and on a long-term basis to patients at high risk for disease recurrence following primary cancer treatment.

  SC-7 specifically binds to ("chelates") copper, which is an essential co-factor of tumor angiogenic factors. New blood vessel growth in tumors requires stimulatory factors that are inactive unless they bind to copper. By tightly binding to extracellular copper and preventing its association with angiogenesis factors, SC-7 has anti-angiogenic and anti-tumor activity in a variety of animal models. Preliminary studies demonstrate that, aside from the known and controllable effects of copper depletion, SC-7 is non-toxic. SC-7 is a synthetic, small molecule that can be manufactured less expensively than potentially competing protein products and, unlike these agents, SC-7 may be administered to patients orally.

  The Company plans to evaluate preclinical toxicology and pharmacology of SC-7 and then determine whether to license and enter development of SC-7 by the third quarter of 1999.

INFLAMMATORY DISEASE

  Acute lung injury ("ALI") results from an acute inflammatory condition that is precipitated by a wide variety of conditions and is caused by inflammatory and oxidative injury to the epithelial barrier cells which line the respiratory tract. ALI results in a requirement for mechanical ventilation with high concentrations of oxygen which, in itself, causes further lung injury. More than one million patients are at risk each year in the United States for developing ALI. When severe, ALI is termed Acute Respiratory Distress Syndrome ("ARDS"). Approximately 30% to 40% of patients who develop ARDS will die. There are no specific therapies to prevent or treat the estimated 150,000 new cases of ARDS diagnosed each year.

  In addition to its potential oncology applications, LSF is also under investigation by cti as an agent to prevent or reduce mortality among patients with ALI and ARDS who require mechanical ventilation and high concentrations of inspired oxygen. The mechanisms underlying the toxicity to gastrointestinal barrier cells observed in the oncology setting may also operate to cause the toxicity to respiratory barrier cells observed in the critical care setting. The Company's development strategy for LSF in critical-care applications is to target patient populations at high risk for developing ALI and ARDS, where early intervention is feasible and clinically meaningful endpoints can be assessed after relatively short (14-21 days) duration of drug treatment.

  Clinical Trials. The Company has previously completed a multi-center, randomized double blind placebo controlled Phase II feasibility study of LSF among 13 patients suffering from septic shock which examined the safety and pharmacokinetics of LSF given to critically ill patients. Of the 12 patients evaluable for endpoint analysis, the improvement from baseline in median multi-organ failure scores experienced by LSF recipients was

40 percentage points greater than the improvement experienced by placebo recipients. One hundred percent (100%) of patients receiving LSF survived to day 28 compared to 67 percent (67%) of placebo recipients.

  In the first quarter of 1997, the NHLBI, through its ARDS Network, notified the Company that after reviewing the preclinical and clinical data to date, it had selected LSF for investigation in a multi-center, double blind placebo controlled pivotal Phase II/III trial among patients experiencing ALI. The ARDS Network was established by the NHLBI in cooperation with the FDA and the National Institutes of Health to accelerate the investigation and approval of novel therapies for ALI. The pivotal Phase II/III trial, which began in the first quarter of 1998, will examine the effect of a 3 mg/kg dose of LSF on early (day 28) mortality among 800 patients who develop ALI and ARDS. In March, the Company expects to complete enrollment of the first 200 patients in a pivotal Phase II/III trial for LSF among patients with ALI and/or ARDS. During the first half of 1999, interim data on these first 200 patients will be analyzed by a DSMB established through the NHLBI. Based on differences in mortality, the DSMB will recommend whether the trial should continue enrollment or be terminated. If successful in achieving the study's primary end point, the Company believes the design of this trial and NHLBI sponsorship, including its providing for a majority of the direct patient costs, would provide a cost-effective investigation of LSF expansion into this patient population. See "--Factors Affecting Our Operating Results--There Is No Certainty of Positive Clinical Trial Outcomes."

  Mechanism of Action. Preclinical animal studies have shown that following exposure to high levels of inspired oxygen or following other causes of systemic oxidative injury that target the lung (e.g. hemorrhagic shock and severe bacterial infections), LSF can protect against multiple aspects of lung injury through interruption of stress-activated pathways. See "--Oncology-- Lisofylline--Mechanism of Action." In animal models, treatment of LSF preserved the integrity of the cells lining the respiratory tract, preventing the undesired movement of proteins and fluids into the lung air spaces, and preserving the ability of the lung to transfer oxygen normally.

  In the process of preserving lung function, LSF decreased the pool of oxidizable and oxidized lipids and the activation of SAPs, as well as subsequent production of multiple inflammatory cytokines. The Company believes that these biochemical effects of LSF may represent a critical upstream point of intervention in the evolution of ARDS.

IMMUNE DISEASE

  The Company is investigating a class of novel compounds which, like LSF, inhibit the differentiation of Th1 lymphocyte cells and which have been identified for potential use in the treatment of immune diseases. Some unique aspects of the biochemical inhibitory effects of these compounds have been shown on specific T cell proteins which act as nuclear transcription factors, thus suggesting a novel approach to regulating immune-mediated inflammation in target diseases or processes such as multiple sclerosis, graft versus host disease and organ transplant rejection. In vitro studies of liver cell metabolism have suggested that some of these compounds may be capable of being administered orally and on a long-term basis to patients because of greater metabolic stability than LSF. The Company expects to identify a lead oral drug candidate for clinical investigation in 1999.

METABOLIC DISEASE

  The Company believes it can leverage its enabling oxidized lipid and phospholipid technologies to identify opportunities in other disease states where elevated levels of oxidized lipids may play an important role in the pathogenesis and clinical manifestations of disease. Free fatty acids and oxidized lipids have been reported to be elevated in a variety of metabolic and cardiovascular diseases. In diabetes, free fatty acids and oxidized lipids have been associated with the destruction of pancreatic islet cells (the cells responsible for insulin production) in Type I, juvenile onset diabetes, and are believed to be responsible for development of resistance to insulin and its ability to lower blood sugar in Type II, adult onset diabetes. In addition, oxidized lipids have been linked to the glycosylation of proteins resulting in "advanced glycosylation end products," which are believed to contribute to the blood vessel damage leading to the heart disease, kidney disease and blindness that accompany diabetes.

  In 1995, the Company established a research collaboration with the City of Hope Medical Center ("City of Hope"), a leading diabetes research and treatment center, utilizing the Company's proprietary technologies and drug prototypes to investigate the role of specific forms of free fatty acids and oxidized lipids and phospholipids in the development of diabetes and its complications. Company scientists and their collaborators have demonstrated that agents like LSF, which reduce free fatty acids and oxidized lipids, can significantly restore blood sugar utilization by the body and reduce the abnormally elevated blood sugar in diabetic animal models. Based upon the results of this collaboration, in January 1998, the Company entered into an agreement with City of Hope to form a joint venture to discover and develop a new class of drugs to treat diabetes and its complications. Under the terms of the agreement, the Company is funding the first two years of the venture and providing expertise in drug discovery and technology in oxidized lipid chemistry. City of Hope contributed its rights to technology for a putative novel human enzyme, the human leukocyte 12-Lipoxygenase (12-LO), for which it has identified a partial sequence. The enzyme is believed to be responsible for generating oxidized lipids that may be associated with the development of the immunological vascular complications of diabetes. City of Hope is also providing expertise and services in cellular analysis, animal models and clinical trials. The Company holds a 70% interest in the joint venture and City of Hope holds 30%.

PROPRIETARY DRUG DISCOVERY TECHNOLOGY

  The Company's proprietary drug discovery technology consists of four components: (1) analytical technology for quantitative measuring of specific species of oxidized lipids and phospholipids, (2) cloning of critical lipid regulatory enzymes, (3) using the cloned enzymes and drug candidate probes to validate targets and to develop high throughput screens capable of analyzing large chemical libraries, and (4) novel linker chemistry to develop directed mini-diversity chemical libraries.

  The Company has developed proprietary technology that enables it to determine the effects of a variety of physical and chemical stimuli (such as radiation and chemotherapy), growth factors, hormones, cytokines and oncogene-induced events on the production of oxidized lipids, various species of phospholipids and the enzymes which control their production and degradation. Standard techniques for measuring oxidized lipids and phospholipids are time consuming and often inaccurate. Moreover, separation of specific species of such lipids is difficult. The Company possesses several proprietary lipid analytical technologies which can identify different oxidized lipids and different species of phospholipids produced in response to a variety of stimuli in various cell types. These technologies provide a qualitative and quantitative methodology to examine the effects of cti compounds on a variety of such lipids that are involved in normal and/or pathological functions in certain cells.

  The Company has also developed certain proprietary technologies that permit the qualitative and quantitative analysis of a variety of complex lipids for their content of oxidizable and oxidized lipid components. The Company believes that such technologies may be utilized in conjunction with its chemical libraries and novel cloned enzymes to elucidate the relationship of such complex oxidized lipids to conditions such as cancer and inflammatory and immune diseases. From these studies, the Company intends to identify additional novel targets for future drug development.

  To this end, Company scientists have cloned several of the critical enzymes that produce or metabolize (degrade) types of PAs. The following table lists some of the human enzymes cloned by the Company and their proposed biological effects in cancer and inflammatory disease:

                    CLONED ENZYME                                   BIOLOGICAL EFFECT
     --------------------------------------------  ----------------------------------------------------
     PC-PLD (phosphatidylcholine-phospholipase-D)  Cancerous transformation, angiogenesis

     LPAAT (lyso-PA acyltransferase)               Stress activated protein kinase ("SAPK") activation;
                                                   release of TNF-^ and Interleukin-6

     CDS (cytidyl diphosphate-diacylgycerol        SAPK activation; release of TNF-^ and Interleukin-6
      synthase)

     PAP (phosphatidic acid phosphohydrolase)      Glycerolipid synthesis, signal transduction

  Through application of genetic, molecular and biochemical techniques, the Company may be able to determine the relationship between the types of PAs controlled by these enzymes and abnormal cellular functions which are thought to be related to disease processes. The Company believes that its oxidized lipid technologies and PA modulating enzymes, when coupled with high throughput screens and combinatorial diversity libraries, may provide it with unique therapeutic targets for drug development for oncological, inflammatory and immune diseases.

COLLABORATION AND LICENSING ARRANGEMENTS

 Johnson & Johnson

  In November 1996, cti entered into a Collaboration and License Agreement (the "Collaboration Agreement") with Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly-owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of LSF for the BMT indication. Under the terms of the Collaboration Agreement, Johnson & Johnson agreed, subject to certain termination rights, to fund up to $12,000,000 of the company's budgeted BMT development costs per year for each of 1997 and 1998. In September 1997, Johnson & Johnson exercised an option under the Collaboration Agreement to expand its participation in development of LSF to include the AML indication. In July 1998, after reviewing the results of the Company's Phase III clinical trial for LSF among patients receiving BMT from related donors, in which the primary endpoints were not met, Johnson & Johnson reached an agreement in principle with the Company to revise the Collaboration Agreement. On November 16, 1998, the Company and Johnson & Johnson formally amended the Collaboration Agreement. Under the terms of the amended agreement, Johnson & Johnson and cti agreed that Johnson & Johnson would pay to the Company $13.1 million for development cost reimbursements for BMT and AML for the year ending December 31, 1998, and that Johnson & Johnson would have no further development or commercialization responsibilities under the Collaboration Agreement. After reviewing both the interim data from the Company's pivotal Phase II/III trial for LSF in patients with acute lung injury and acute respiratory distress syndrome and the results of the Company's Phase III trial for LSF following induction chemotherapy for AML, Johnson & Johnson may elect to resume responsibility for the development and commercialization of LSF subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not elect to resume development activities, then the Company will be free to license LSF to other third parties. As of December 31, 1998, the Company had recorded approximately $40.8 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson.

 BioChem Pharma

  In March 1995, the Company entered into collaboration and supply agreements with BioChem Pharma for the development and commercialization of LSF and Apra in Canada. Under this collaboration agreement, BioChem Pharma will be responsible for obtaining regulatory approval for LSF and Apra in Canada. Although BioChem Pharma will have no obligation to conduct any research and development activities, it will have the right to have cti perform clinical trials in Canada at BioChem Pharma's expense. BioChem Pharma will have the exclusive right to commercialize LSF and Apra in Canada, subject to the payment of royalties to cti. The Company will also receive payments under the collaboration agreement if certain milestones are achieved. BioChem Pharma may terminate this agreement with respect to any product at any time for any reason upon 30 days' notice. In connection with the collaboration agreement, BioChem Pharma made an equity investment in the Company of $2.5 million. As of December 31, 1998, the Company has recorded $450,000 in milestone payments from BioChem Pharma.

 City of Hope/cti Joint Venture

  On January 5, 1998, the Company entered into an agreement with City of Hope National Medical Center to form a joint venture (Cell City, LCC) to discover and develop a new class of drugs to treat diabetes and its complications. Under the terms of the agreement, the Company will fund the first two years of the venture and provide expertise in drug discovery and technology in oxidized lipid chemistry. City of Hope will contribute its rights to technology for a human enzyme, human leukocyte 12-Lipoxygenase ("12-LO"), which it has identified and partially sequenced. The enzyme is believed to be responsible for generating oxidized lipids that may be associated with certain immune diseases, cardiovascular disease and diabetes. City of Hope will also provide expertise and services in cellular analysis, animal models and clinical trials for applications in diabetes. The Company holds a 70% interest in the joint venture and City of Hope holds 30%.

 PG-TXL Company, L.P.

  On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P. granting the Company an exclusive worldwide license for the rights to PG-TXL, a water-soluble form of the cancer drug, Taxol(R) and to all potential uses of PG-TXL Company, L.P.'s polymer technology. Under the terms of the agreement, the Company acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. The Company will be obligated to make milestone payments upon the attainment of significant achievements, as defined in the agreement. The Company also granted warrants to purchase shares of the Company's common stock to PG-TXL Company, L.P. The Company is obligated to meet certain development requirements by June 30, 2002 to maintain exclusive license rights.

 SynChem Research, Inc.

  On December 11, 1998, the Company entered into an exclusive option agreement with SynChem Research, Inc. ("SynChem") to obtain an exclusive worldwide license (the "SynChem License") to a class of synthetic, small molecule, copper-chelating compounds which are inhibitors of tumor angiogenesis. The Company's option to acquire the SynChem License shall be exercisable at the end of a six-month evaluation period upon the payment of an initial license fee. Under the terms of the option agreement, the SynChem License will provide that the Company will fund initial research studies to evaluate the potential of the compounds and SynChem will provide the compounds.

PATENTS AND PROPRIETARY RIGHTS

  The Company has dedicated significant resources to protect its intellectual property. As of March 15, 1999, in the United States, the Company has rights in 66 issued patents (49 of which are domestic U.S. patents and 17 of which are patents granted in various jurisdictions globally, including Australia, Europe, Canada, Japan, New Zealand, Mexico, South America, and Switzerland) and 137 published, allowed or pending patent applications, including divisional patent applications and continuation-in-part patent applications, covering a variety of new chemical entities, pharmaceutical compositions, synthetic processes, methods of use, discovery research tools and diagnostics. Five of the issued patents in which the Company has rights cover the pharmaceutical composition, commercial manufacturing process steps and oncology and anti-inflammatory methods of use for LSF, and 23 of the Company's published, allowed or pending patent applications cover other methods of use for LSF. One issued patent covers the chemical compound and pharmaceutical compositions of Apra and CT-3578. Sixteen of the Company's pending applications are directed to the PG-TXL chemical entity and pharmaceutical composition, and methods of use. The Company intends to file additional patent applications, when appropriate, with respect to improvements in its core technology and to specific products and processes that it develops. Generally it is the Company's policy to file foreign counterpart patent applications in countries with significant pharmaceutical markets and a patent granting and enforcement infrastructure. As of March 15, 1999, the Company had filed 98 foreign national patent applications in 22 countries (excluding specific contracting states of the Eurasian Patent Convention) and the European Patent Offices, including 20 counterpart foreign national patent applications of certain of its issued U.S. patents and allowed or pending U.S. patent applications for LSF; 14 counterpart foreign national patent applications of certain of its issued U.S. patents and published, allowed or pending U.S. patent applications for Apra, CT-3578 and 14 counterpart foreign national patent applications of certain pending U.S. patent applications for PG-TXL. There can be no assurance that any patents will issue from any present or future applications or, if patents do issue, that such patents will be issued on a timely basis or that claims allowed on issued patents will be sufficient to protect the Company's technology. In addition, there can be no assurance that the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. With respect to such issued U.S. patents or any patents that may issue in the future, there can be no assurance that they will effectively protect the technology involved, foreclose the development of competitive products by others or otherwise be commercially valuable.

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

  The Company is aware of a patent belonging to third parties that could be interpreted to compromise the Company's freedom to sell LSF in the United States for certain non-oncology applications. The Company believes, upon advice of its patent counsel, that any such interpretation is relevant only in connection with the Company's use of LSF in preventing lung injury following traumatic injury (such as ALI and ARDS) or sepsis; and, irrespective of such interpretation, that the Company's planned manufacture, sale or use of LSF as described in this Form 10-K does not infringe any valid claim of such third-party patent. If such third-party patent rights were interpreted to limit the use of LSF, the Company may be required to obtain a license from such parties. There can be no assurance that any such license would be available to the Company upon reasonably acceptable terms, if at all. The Company could also face significant costs associated with any litigation relating to such patent. See "--Factors Affecting Our Operating Results--We Must Be Able to Protect Our Intellectual Property."

  The Company has sought and intends to aggressively seek patent protection in the United States, Europe and Japan to protect any products that it may develop. The Company also intends to seek patent protection or rely upon trade secrets to protect certain of its enabling technologies that will be used in discovering and evaluating new drugs which could become marketable products. However, there can be no assurance that such steps will effectively protect the technology involved. To protect any such trade secrets and other proprietary information, cti relies on confidentiality and material transfer agreements with its corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for breach or that the Company's trade secrets will not otherwise become known or independently discovered by competitors. The Company also has members of its Scientific Advisory Board and Clinical Advisory Board, its consultants and, in most cases, its employees enter into agreements requiring disclosure to cti of ideas, developments, discoveries or inventions conceived during employment or consulting and assignment to cti of proprietary rights to such matters related to the business and technology of cti.

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

  There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to cti's know-how or that others will not be issued patents which may prevent the sale of Company products or require licensing and the payment of significant fees or royalties by cti for the pursuit of its business. Trade secrets and other unpatented proprietary information of cti may be difficult to protect, notwithstanding confidentiality agreements with cti's employees and consultants. See "--Factors Affecting Our Operating Results--We Must Be Able to Protect Our Intellectual Property."

MANUFACTURING

  The Company currently does not have the internal facilities to manufacture products under current Good Manufacturing Practices ("GMP"s) prescribed by the FDA. The Company seeks to develop such capacity through manufacturing relationships. The Company has qualified and selected manufacturers which it believes will comply with GMPs and other regulatory standards. LSF is currently being manufactured by one such third-party vendors on a fee for service basis. In January 1997 the Company entered into a supply agreement with ChiRex, Ltd. ("ChiRex"), a British manufacturer of pharmaceutical intermediates and active ingredients, for the manufacture and supply of LSF and corresponding intermediate compounds. The agreement will expire on December 31, 2001, but may be terminated by cti upon 12 months written notice prior to such date. On October 16, 1998, the Company entered into a Pre-Validation Agreement with ChiRex which expands the scope of the services provided by ChiRex to include the manufacture and testing of pre-validation batches of LSF and a key intermediary compound.

  The Company currently uses ChiRex for the manufacture of LSF bulk drug and uses three suppliers for clinical trial quantities of the finished drug product. Following commercial launch of LSF, the Company expects that it will continue to use ChiRex to manufacture LSF bulk drug. If Johnson & Johnson elects to resume its full development and commercialization activities with respect to LSF, the Company anticipates that Johnson & Johnson will be the primary supplier of finished LSF drug product following commercial launch. Under the terms of the amended Collaboration Agreement, Johnson & Johnson has agreed to provide finished drug product for the Company for 24 months following complete termination by Johnson & Johnson of the Collaboration Agreement. Therefore the Company anticipates that Johnson & Johnson would be the primary supplier of finished LSF drug product for at least the next two years regardless of whether Johnson & Johnson resumes its full development and commercialization activities under the Collaboration Agreement. See "-- Collaboration and Licensing Arrangements--Johnson & Johnson."

  The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with GMPs and other applicable domestic and foreign regulations. However, the Company is and expects to continue to be dependent upon contract manufacturers such as ChiRex to comply with such procedures and regulations. There can be no assurance that these manufacturers will meet the Company's requirements for quality, quantity or timeliness. While LSF has been manufactured on a commercial scale, no assurance can be given that the Company or such other third-party contract manufacturers, will be able to make the transition to commercial production.

  If the Company develops products with commercial potential in addition to LSF, cti will need to develop additional manufacturing resources, and may seek to enter into additional collaborative arrangements with other parties which have established manufacturing capabilities or may elect to have a third party such as ChiRex manufacture its products on a contract basis. The Company is a party to another such agreement with a third-party vendor to furnish Apra bulk drug substance for future clinical studies. If cti is unable to enter into collaborative relationships or to obtain or retain third-party manufacturing on commercially acceptable terms, it may be delayed in its ability to commercialize its products or may not be able to commercialize its products as planned. The Company will be dependent upon such collaborators or third parties to supply it in a timely manner with products manufactured in compliance with GMPs or similar standards imposed by foreign regulators. Collaborators and contract manufacturers may violate GMPs, and the FDA has intensified its oversight of drug manufacturers. There can be no assurance that the FDA would not take action against a collaborator or a contract manufacturer who violates current GMPs. Such actions may include requiring such collaborator or contract manufacturer to cease manufacturing activities. See "--Factors Affecting Our Operating Results--We Rely on Third-Party Manufacturers."

MARKETING

  The Company intends to develop its own sales and marketing infrastructure in the United States to commercialize its portfolio of oncology products either on its own or, to the extent the Company enters into any commercialization arrangements, with collaborators. With respect to the commercialization of its oncology products outside of the United States, and with respect to the worldwide commercialization of its portfolio of products for inflammatory and immune disease, the Company's strategy is to pursue commercialization arrangements with collaborators.

  The Company has no experience in marketing, sales or distribution. The Company believes, however, that the United States oncology market is accessible by a limited marketing staff and field sales organization. This market is highly concentrated. It is comprised primarily of the approximately 5,000 physicians who order the vast majority of cancer therapeutics. The Company's strategy for commercializing LSF for its oncology applications is to establish a strategic alliance with a corporate partner that has an established, skilled, and experienced field sales organization and to collaborate with that partner in the areas of marketing strategy and clinical liaison. The Company anticipates that such an arrangement would retain certain rights of co-promotion and would also provide for the establishment of a small cadre of cti field sales representatives who would promote LSF in the field of oncology. In connection with the launch and commercialization of LSF for other, more broad-base indications, the Company expects to establish an alliance with a corporate partner considered to be well-regarded in the field and possessing a well-established franchise with the appropriate medical specialists. Under such a scenario, it is unlikely that the Company would seek to retain co-promotion rights.

  If the Company develops products with commercial potential in addition to LSF, cti may need to develop marketing and additional sales resources, and may seek to enter into collaborative arrangements with third parties which have established marketing and sales capabilities or may choose to pursue the commercialization of such products on its own. There can be no assurance that the Company or, to the extent the Company enters into any commercialization arrangements with any other third parties, such other third parties, will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for products. There can be no assurance that cti will enter into any such alliances or that the terms of any such alliances will be favorable to cti. See "--Factors Affecting Our Operating Results--We Lack Sales and Marketing Capabilities."

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

  The Company expects to encounter significant competition for the principal pharmaceutical products it plans to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Accordingly, the relative speed with which the Company and any future collaborators can develop products, complete preclinical testing and clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by cti. In some instances, such products have already entered late-stage clinical trials or received FDA approval.

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

  The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either alone or through outside parties. Many of cti's competitors have substantially greater financial, marketing and human resources than cti. The Company will continue to seek licenses with respect to technology related to its field of interest and may face competition with respect to such efforts. There can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company. See "--Factors Affecting Our Operating Results--There Is No Certainty of Positive Clinical Trial Outcomes," "--Our Product Development Programs Are In an Early Stage," "--We Must Be Able to Protect Our Intellectual Property," and "--Competition Is Intense."

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

  The steps required before a new drug may be marketed in the United States include: (1) preclinical laboratory, in vivo and formulation studies, (2) the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug in its intended indication, (4) the submission of, for non-biologic drugs, an NDA to the FDA, and (5) the FDA approval of the NDA.

  In order to clinically test, produce and market products for diagnostic or therapeutic use, a company must comply with safety and efficacy requirements established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND, which must become effective before clinical trials may begin, and receive clearance from the FDA. The IND is a summary of the preclinical studies which were carried out to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies which have been conducted and those which are being proposed. Approval of a local institutional review board ("IRB") and informed consent of trial subjects are also required.

  Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into healthy human subjects or patients where the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (1) identify possible adverse effects and safety risks, (2) determine the efficacy of the product for specific, targeted indications, and (3) determine dosage tolerance and optimal dosage. When Phase II evaluation demonstrates that the product may be effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. A pivotal Phase III trial is an adequate and well-controlled study which provides a primary basis for determining whether there is "substantial evidence" to support the claims of safety and effectiveness for new drugs and forms a critical component of an NDA. Usually two well-controlled clinical studies are required for approval of a new drug. The regulatory authority may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk, that the study is not being conducted in compliance with applicable regulatory requirements, or for other reasons. See "--Factors Affecting Our Operating Results--There Is No Certainty of Positive Clinical Trial Outcomes," and "-- Our Product Development Programs Are In an Early Stage."

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

  Satisfaction of FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the drug product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse affect on the Company's business. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, the Company is unable to predict the extent of adverse government regulations that might arise from future United States or foreign governmental action. See "--Factors Affecting Our Operating Results--There Is No Certainty of Positive Clinical Trial Outcomes," "--Our Product Development Programs Are In an Early Stage," and "--There Is No Assurance of FDA Approval."

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

 Third-Party Reimbursement and Health Care Reform

  The commercial success of the Company's products under development will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, health maintenance organizations and other third-party payors will authorize or otherwise budget such reimbursement. Such governmental and third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to market, there can be no assurance that such products will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow the Company's products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. In response to concerns about the rising costs of advanced medical technologies, the current administration of the federal government has publicly stated its desire to reform health care, including the possibility of price controls and revised reimbursement policies. There can be no assurance that actions taken by the administration, if any, with regard to health care reform will not have a material adverse effect on the Company. If any actions are taken by the administration, such actions could adversely affect the prospects for future sales of the Company's products. Further, to the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected. See "--Factors Affecting Our Operating Results-- Uncertainty Regarding Third-Party Reimbursement and Health Care Cost Containment Initiatives May Impact Our Revenue."

  Given recent government initiatives directed at lowering the total cost of health care throughout the United States, it is likely that the United States Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The Company cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. In certain foreign markets, pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the United States' health care system could have a material adverse effect on the Company's business prospects, financial condition, liquidity and results of operations.

 Environmental Regulation

  In connection with its research and development activities and its manufacturing materials and products, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take any significant action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. See "--Factors Affecting Our Operating Results--We Use Hazardous Materials."

HUMAN RESOURCES

  As of March 15, 1999, cti employed 165 individuals (including 60 holding doctoral or other advanced degrees). In recruiting additional staff members, cti expects to receive continued input from its consultants and members of its Scientific Advisory Board and Clinical Advisory Board.

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

  The Company has entered into consulting agreements with each member of the Scientific Advisory Board. These agreements generally have a two-year term and may be terminated by either party upon 30 days' written notice. These agreements generally restrict the consultant from competing with cti during the term of the agreement. These agreements contain provisions prohibiting the disclosure of confidential information to anyone outside of cti and require disclosure to cti of ideas, developments, discoveries or inventions conceived during consulting and assignment to cti of proprietary rights to such matters related to the business and technology of cti. Each consultant is required to serve on cti's Scientific Advisory Board and provide related consulting services, as cti may reasonably request. Each Scientific Advisory Board member is paid either an annual fee or is compensated at market-competitive hourly rates and is granted an option to purchase Common Stock.

CLINICAL ADVISORY BOARD

  The Company has a Clinical Advisory Board which meets regularly with cti's management and the Scientific Advisory Board and in smaller groups or individually from time to time on an informal basis. The Clinical Advisory Board members assist cti in determining its clinical regulatory strategy, interpreting clinical trial data and identifying optimal indications for its products. Members of cti's Clinical Advisory Board are leaders in the fields of hematology, oncology, immunology, cell and molecular biology, critical care and medicinal chemistry.

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

  The Company has entered into consulting agreements with each member of the Clinical Advisory Board. These agreements generally have a two-year term and may be terminated by either party upon 30 days' written notice. These agreements generally restrict the consultant from competing with cti during the term of the agreement. These agreements contain provisions prohibiting the disclosure of confidential information to anyone outside of cti and require disclosure to cti of ideas, developments, discoveries or inventions conceived during consulting and assignment to cti of proprietary rights to such matters related to the business and technology of cti. Each consultant is required to serve on cti's Clinical Advisory Board and provide related consulting services, as cti may reasonably request. Each Clinical Advisory Board member is paid either an annual fee or is compensated at market-competitive hourly rates and is granted an option to purchase Common Stock.

FACTORS AFFECTING OUR OPERATING RESULTS

  The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

  This Annual Report on Form 10-K also contains "forward-looking" statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

 We Are Dependent on a Single Drug Candidate

  We are conducting two pivotal Phase III clinical trials for our first lead product candidate, LSF. We cannot assure you that these Phase III trials will be successfully completed or that they will lead to product approval by the FDA. We cannot assure you that we will be successful in our efforts to develop LSF for any indications. The remainder of our drug candidates are still in research and development, preclinical trials or clinical trials. We will have to commit significant time and resources to develop additional product candidates. We are dependent on the successful completion of our two pivotal Phase III trials for LSF and obtaining regulatory approval of LSF in order to generate revenues. The failure to generate such revenues may preclude us from continuing our research and development of other product candidates. If we fail to successfully develop, manufacture or market LSF, then our business, financial condition and results of operations would be materially adversely impacted.

 There Is No Certainty of Positive Clinical Trial Outcomes

  Our first and second leading drug candidates, LSF and Apra, are currently being tested in human clinical trials. Clinical trials or drug candidates involve the testing of potential therapeutic agents in humans to determine the safety and efficacy of drug candidates. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Drugs in later stages of development may fail despite having progressed through initial human testing. A number of companies in the pharmaceutical industry, including cti, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. In our first Phase III trial for LSF, completed in March 1998, we failed to meet our two primary endpoints, even though we met our endpoints in two earlier Phase II trials for LSF. In addition, data obtained from clinical trials are susceptible to varying interpretations. There can be no assurance that government regulators or our collaborators will agree with our interpretation of our future clinical trial results. We cannot assure you that the clinical trials of LSF, Apra or any of our future drug candidates will be successful.

 Our Product Development Programs Are In an Early Stage

  Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. All of our compounds currently are in research or development. Two have entered human clinical trials. None has been submitted for marketing approval. Preclinical studies of product candidates do not ensure safety or efficacy in humans and are not necessarily indicative of the results that may be achieved in human clinical trials. There can be no assurance that any of our other compounds will enter human clinical trials on a timely basis, if at all, or that we will develop any product candidates suitable for commercialization. Prior to commercialization, each product candidate will require significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may:

  . be found ineffective or cause harmful side effects during clinical testing or clinical trials,

  . fail to receive necessary regulatory approvals,

  . be difficult to manufacture on a large scale,

  . be uneconomical to produce,

  . fail to achieve market acceptance, or

  . be precluded from commercialization by proprietary rights of third parties.

  We cannot assure you that our product development efforts or that of our collaborative partners' efforts will be successfully completed, that required regulatory approvals will be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance. Failure to identify and commercialize any products would have a material adverse affect on our business, financial condition or results of operations.

 We Are Dependent on Collaborators and Others

  A key element of our strategy is to enhance our drug discovery and development programs and to fund our capital requirements, in part, by entering into various collaborative arrangements with corporate partners, academic collaborators and licensors. In 1996, we entered into a Collaboration Agreement with subsidiaries of Johnson & Johnson ("Johnson & Johnson") to jointly develop and commercialize LSF. On November 16, 1998, the Collaboration Agreement was amended. Under the terms of the amended Collaboration Agreement, we assumed all responsibility for further development of LSF as of January 1, 1999. Johnson & Johnson may elect to resume its responsibilities for the development and commercialization of LSF following a successful outcome of one of our Phase III trials, subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not resume its development activities, then we will be free to license LSF to other third parties. In January 1998, we entered into an agreement with City of Hope National Medical Center to form a joint venture to discover and develop a new class of drugs to treat diabetes and its complications. In July 1998, we in-licensed exclusive worldwide rights to PG-TXL, a water-soluble and potentially more effective form of the cancer drug, Taxol(R). However, we cannot assure you that we will be able to negotiate acceptable collaborative arrangements in the future or that these collaborations, if entered into, will be on terms favorable to us. If we are unable to enter into future collaborations with capable partners and on commercially reasonable terms, the development and commercialization of our product candidates would be delayed and possibly postponed indefinitely.

 We Must Be Able to Protect Our Intellectual Property

  Our success depends in part on our ability to:

  .obtain patent protection for our products or processes both in the United States and other countries,

  .protect trade secrets,

  .operate without infringing upon the proprietary rights of others, and

  .prevent others from infringing on our proprietary rights.

  The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in patents affecting subject matters of interest to cti. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease.

  We cannot assure you that patent applications in which we have rights will ever issue as patents or that the claims of any issued patents will afford meaningful protection for our technologies or products. In addition, we cannot assure you that any patents issued to us or our licensors will not be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and it is not possible to predict how any patent litigation will affect us. We attempt to monitor the patent filings of our competitors in an effort to guide the design and development of our products to avoid infringement.

  Notwithstanding these efforts, however, third parties may challenge the patents that have been issued or licensed to us. In addition, patents issued to third parties may cover our products and services as ultimately developed. We may need to acquire licenses to these patents or challenge the validity of these patents. We may not be able to license any patent rights on acceptable terms or successfully challenge such patents. The need to do so will depend on the scope and validity of these patents and ultimately on the final design or formulation of the products and services that we develop.

  We have rights to numerous patents and patent applications worldwide. Nonetheless, we cannot guarantee that the patents that we currently have or will obtain in the future will effectively protect our technology. We are aware of a patent belonging to third parties that could be interpreted to compromise our freedom to sell LSF in the United States for certain non-oncology applications. We believe, however, upon the advice of our patent counsel, that any such interpretation is relevant only in connection with our use of LSF in preventing lung injury following traumatic injury or sepsis. Irrespective of such interpretation, we believe that our planned manufacture, sale or use of LSF as described in this Form 10-K does not infringe any valid claim of the third-party patent. If the third-party patent rights were interpreted to limit the use of LSF, we could be required to obtain a license. We cannot assure you that we could obtain a license on reasonably acceptable terms, if at all.

  We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Third parties may independently develop such know-how or otherwise obtain access to our technology. While our employees, consultants and corporate partners with access to proprietary information are generally required to enter into confidentiality agreements, these agreements may not be honored.

 Our Lipid-Based Technology Is Uncertain

  We rely exclusively upon our lipid-based technology for the discovery, development and commercialization of drugs for the treatment of cancer and inflammatory and immune diseases. Results from our preclinical research and clinical trials indicate that certain kinds of oxidized lipids play an important role in negative cellular responses to damaging stimuli such as radiation, chemotherapy and oxidative injury. To date, we have dedicated our resources primarily to the research and development of drugs that we believe regulate oxidized lipids. The causes of cancer, inflammatory and immune disease are complex however, and the precise role of oxidized lipids in negative cellular responses is not fully known. See "--Scientific Overview." We cannot assure you that our lipid-based technological approaches are correct or that our drug candidates will be proven safe or effective. We also cannot assure you that we ultimately will be able to develop commercial products from our drug candidates.

 Competition Is Intense

  The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products.

  We cannot give any assurance that our competitors will not succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. We face direct competition from many companies focusing on areas such as cell signal transduction, surface receptor technology, transcription factors and gene therapies. We cannot give any assurance that drugs resulting from our research and development efforts, if approved for sale, will be able to compete successfully with our competitors' existing products or products under development.

 Rapid Technological Change Could Make Our Products Obsolete

  Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with developing these products.

 We Have a History of Losses and an Expectation of Future Losses

  Cti was incorporated in 1991 and has incurred a net operating loss every year. As of December 31, 1998, we had an accumulated deficit of approximately $122.1 million. Losses have resulted principally from costs incurred in research activities aimed at discovering and developing our product candidates, and from general and administrative costs associated with our operations. We currently have no product revenue, and we cannot assure you that we will ever be able to earn such revenue or that our operations will become profitable, even if we are able to commercialize any products. We will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in substantial increasing operating losses for at least the next several years. Our future profitability depends, in part, on:

  . our obtaining regulatory approval for LSF and Apra, our two lead product candidates,

  . our entering into agreements for the commercialization, manufacture and marketing of Apra, and

  . our entering into agreements for the development, commercialization, manufacture and marketing of additional products derived from our other drug development and discovery programs.

  We cannot assure you that we, or any potential collaborative partners, will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market product candidates. We also cannot assure you that we will ever achieve product revenue or profitability.

 We Will Require Substantial Additional Capital

  We expect that our existing capital resources and the interest earned thereon, will enable us to maintain our current and planned operations at least through mid 2000. Beyond that time, we will require substantial funds to: (1) continue our research and development programs, (2) in-license or acquire additional technologies, and (3) conduct preclinical studies and clinical trials. We may be required to raise additional capital to fund our operations repeatedly. Such capital may be raised through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

  . the establishment of additional collaborations,

  . the development of competing technologies or products,

  . changing market conditions,

  . the cost of protecting our intellectual property rights,

  . the purchase of capital equipment,

  . the progress of our drug discovery and development programs,

  . the progress of our collaborations and receipt of any option/license, milestone and royalty payment resulting from those collaborations, and

  . in-licensing and acquisition opportunities.

  Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we may be required to curtail operations significantly. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, you may experience dilution of your proportionate ownership of cti.

 Government Regulation Is Extensive and There Is No Assurance of FDA Approval

  The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A pharmaceutical product cannot be marketed in the U.S. until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a NDA (New Drug Application) are substantial and can require a number of years, although recently revised regulations are designed to reduce somewhat the time for approval of new products. In addition, data obtained from preclinical studies and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Furthermore, studies conducted with alternative designs or alternative patient populations could produce results which vary from those obtained by us. We cannot assure you that our data or our interpretation of our data will be accepted by governmental regulators, the medical community or our collaborators.

  If our products are marketed abroad, they will also be subject to export requirements and to regulation by foreign governments. The applicable regulatory approval process is lengthy and expensive and must be completed prior to the commercialization of a product. We cannot give any assurance that we will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of our products under development. Delays in receipt or failure to receive such approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

  Product development and approval to meet FDA regulatory requirements takes a number of years, involves the expenditure of substantial resources and is uncertain. Many products that initially appear promising ultimately do not reach the market because they are not found to be safe or effective.

  In addition, the current regulatory framework could change and additional regulations may arise at any stage of product development that may affect approval, delay the submission or review of an application or require additional expenditures. The effect of government regulation may be to delay marketing of our products for a considerable or indefinite time, impose costly procedural requirements and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing strategy as well as our ability to generate revenue from product sales. The failure to obtain marketing approval of our products on a timely basis, or at all, would have a material adverse effect on our business, financial condition and results of operations.

 We Rely on Third-Party Manufacturers

  We currently do not have internal facilities for the manufacture of any of our products for clinical or commercial production. We currently rely on one third party, ChiRex, Ltd. (ChiRex), to manufacture LSF bulk drug and three suppliers for clinical trial quantities of the finished drug product. Our manufacture and supply agreement with ChiRex provides for the manufacture and supply of LSF bulk drug and corresponding intermediate compounds for our requirements for ongoing and future clinical trials and commercial requirements during product launch and commercialization. LSF has never been manufactured on a commercial scale and we cannot assure you that we, together with a third-party collaborator, will be able to make the transition to commercial production. We have identified manufacturers with adequate capacity to meet forecasted commercial quantities of LSF, however, there can be no assurance that we can enter into an agreement with these manufacturers on terms acceptable to us.

  We will need to develop additional manufacturing resources, enter into collaborative arrangements with other parties which have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. We are a party to one such agreement with a third-party vendor to furnish Apra bulk drug substance for future clinical studies. We are dependent on such collaborators or third parties to supply us in a timely way with products manufactured in compliance with standards imposed by the FDA and foreign regulators. We cannot assure you that the manufacturing facilities of contract manufacturers, including ChiRex, will comply with applicable manufacturing regulations of the FDA or meet our requirements for quality, quantity or timeliness.

 We Lack Sales and Marketing Capabilities

  We have no direct experience in marketing, sales or distribution. We believe, however, that the United States oncology market is accessible by a limited marketing staff and field sales organization. Our strategy for commercializing LSF for its oncology applications is to establish a strategic alliance with a corporate partner that has an established, skilled, and experienced field sales organization with which to collaborate in the areas of marketing strategy and clinical liaison. There can be no assurance that we will be able to establish such a strategic alliance. Should we have to market and sell our products directly, we would need to develop a marketing and sales force with technical expertise and distribution capability. The creation of infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process. There can be no assurance that we would be able to develop the necessary marketing and sales capabilities or be successful in gaining market acceptance for our products.

 We Depend on Certain Key Personnel

  We are highly dependent on the principal members of our scientific and management staff. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to cti's success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. The loss of any principal member of our scientific or management staff, or failure to attract or retain other key scientific personnel employees, could have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on consultants and advisors, including our scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors are employed by other employers or are self-employed, and have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

 There Is Risk of Product Liability and We Face Potential Difficulties In Obtaining Insurance

  Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceutical products, and we cannot assure you that we will be able to avoid significant product liability exposure. Except for insurance covering product use in our clinical trials, we do not currently have any product liability insurance, and we cannot assure you that we will be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and prospects.

 Uncertainty Regarding Third-Party Reimbursement and Health Care Cost Containment Initiatives May Impact Our Revenue

  Our ability to commercialize our products successfully will be affected by the ongoing efforts of governmental and third-party payors to contain or reduce the cost of health care. Governmental and other third-party payors increasingly are attempting to contain health care costs by:

  . challenging the prices charged for health care products and services,

  . limiting both coverage and the amount of reimbursement for new therapeutic products,

  . denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third-party payors, and

  . refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval.

  In addition, the trend toward managed health care in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products.

  If we succeed in bringing any of our proposed products to the market, we cannot assure you that they will be considered cost-effective or that third-party reimbursement will be available or sufficient. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and results of operations.

 We Cannot Assure Market Acceptance of Our Product

  We cannot assure you that our drug candidates, if approved by the FDA and other regulatory agencies, will achieve market acceptance. The degree of market acceptance will depend on a number of factors, including:

  . the receipt and timing of regulatory approvals,

  . the availability of third-party reimbursement, and

  . the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our drug candidates and their advantages over existing technologies and therapeutics.

  We cannot assure you that we will be able to manufacture and successfully market our drug candidates even if they perform successfully in clinical applications. Also, we cannot assure you that physicians or the medical community in general will accept and utilize any therapeutic products that we may develop.

 The Year 2000 Issue Could Impact Our Business

  We could be impacted by the Year 2000 issue, which results from computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  We are in the process of assessing our computer systems to determine the extent of modifications required so that our computer systems will function properly with respect to dates in the year 2000 and thereafter. Our systems are all relatively new and PC-based. All of our business software programs, with the exception of our fixed asset module, have been evaluated as Year 2000 compliant. The fixed asset module is scheduled for replacement in the first quarter of 1999. We have also initiated an assessment of our non-information technology systems. Critical electro-mechanical instruments containing software are currently being evaluated for Year 2000 compliance. This evaluation is expected to be completed in the first quarter of 1999. We have also initiated formal communications with all of our significant suppliers to determine the extent to which our interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. We will be following up with these suppliers during the first quarter of 1999 to determine the extent of alternative sources or contingency plans that are required. We presently believe the Year 2000 issue will not pose significant operational problems for our computer systems, non-information technology systems or third-party relationships.

  We have been continually upgrading our information technology systems and critical laboratory instrumentation since inception in 1992. We have not incurred to date, and do not anticipate incurring, material additional costs to accelerate the replacement of our existing information technology systems or critical laboratory instrumentation due to Year 2000 issues.

  If corrections to our Year 2000 issues are not completed, or the systems of other companies on which our systems rely are not timely converted, the Year 2000 Issue could have a material impact on our business, prospects, financial condition, liquidity and results of operations. These impacts could include, but are not limited to, future revenue delays due to delayed research, development, clinical trials or agency approvals.

  We believe that the Year 2000 issues can be effectively avoided, but we intend to develop a contingency plan to allow operations to continue even if significant issues are experienced. We have a team assigned to review all information technology systems, all equipment, and vendors of equipment and services that may be impacted by Year 2000 issues. Contingency plans will be developed for each critical activity by the end of the second quarter of 1999.

 We Use Hazardous Materials

  Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources.

 Ownership of Our Common Stock Is Concentrated

  Directors and officers of cti, and their affiliates, beneficially own in the aggregate 3,367,848 shares of our Common Stock (including shares of Common Stock subject to options or warrants exercisable or convertible within 60 days of February 26, 1999), representing approximately 21.67 percent of the voting power of our outstanding securities. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

 Our Stock Price May Be Volatile

  The market price for securities of biopharmaceutical and biotechnology companies, including that of cti, historically have been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Factors that may have a significant impact on the market price and marketability of our Common Stock include:

  . announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors,

  . announcements by us or others of results of preclinical testing and clinical trials,

  . developments or disputes concerning patent or other proprietary rights,

  . developments in our relationships with collaborative partners,

  . acquisitions,

  . litigation,

  . adverse legislation,

  . changes in governmental regulation, third-party reimbursement policies, the status of our regulatory approvals or applications,

  . changes in earnings,

  . changes in securities analysts' recommendations,

  . changes in health care policies and practices,

  . economic and other external factors,

  . period-to-period fluctuations in our financial result, and

  . general market conditions.

  Fluctuations in the trading price or liquidity of our Common Stock may adversely effect our ability to raise capital through future equity financings.

 Our Charter Documents Contain Certain Anti-Takeover Provisions and We Have a Rights Plan

  Our Restated Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire or make a bid for us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. In addition, shares of our preferred stock may be issued in the future without further shareholder approval and upon such terms and conditions and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. We have no present plans to issue any shares of preferred stock. In addition, we have adopted a shareholder rights plan that, along with certain provisions of our Restated Articles of Incorporation, may have the effect of discouraging certain transactions involving a change of control of cti.

ITEM 2. PROPERTIES

  The Company leases approximately 66,000 square feet of space at 201 Elliott Avenue West in Seattle, Washington for its executive office, laboratory and administrative operations. The lease expires January 31, 2003, with two consecutive five-year renewal options at the then prevailing market rent. Also, the Company has leased approximately 12,500 square feet of space at 300 Elliott Avenue West. The lease expires on August 31, 2001, with a three-year renewal option at the then prevailing market rent. Although the Company's existing and planned facilities are believed to be adequate to meet its present requirements, the Company is presently planning for additional office and laboratory space. Despite a decrease in local vacancy rates for commercial space, the Company currently anticipates that additional space will be available to it, when needed, on commercially reasonable terms. See "Item 1.-- Business--Manufacturing."

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock commenced trading on the Nasdaq National Market under the symbol "CTIC" March 21, 1997. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                               ----     ----
1997
   Fourth Quarter............................................. $18 3/4  $14 7/8
   Third Quarter..............................................  16 1/4   10 5/8
   Second Quarter.............................................  13 5/8    7 5/8
   First Quarter (commencing March 21, 1997)..................  10 7/8    10

1998
   Fourth Quarter.............................................   3 3/4    1 3/4
   Third Quarter..............................................   3 3/16   1 1/2
   Second Quarter.............................................   4 3/4    2 1/2
   First Quarter..............................................  16 3/4     4

1999
   First Quarter (through March 15, 1999).....................   4 1/2    2 7/8

  The last reported sale price of the common stock on the Nasdaq Market on March 15, 1999 was $4 per share. At March 15, 1999, there were approximately 317 shareholders of record and 15,534,359 outstanding shares of common stock.

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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

  The Company completed its initial public offering (the "IPO") in March 1997, in which it issued and sold 3 million shares of common stock for aggregate proceeds to the Company of $27.9 million. The effective date of the Registration Statement (Commission File No. 333-20855) was March 18, 1997. The managing underwriters for the IPO were: UBS Securities LLC (now known as "Warburg Dillon Read"), Montgomery Securities (now known as "NationsBanc Montgomery Securities, Inc.") and Raymond James & Associates, Inc. Of the aggregate proceeds received in the IPO, $1.1 million was used to pay costs and expenses related to the IPO, resulting in net proceeds of $26.8 million. As of December 31, 1998, of the net proceeds, $5.6 million was used for repayment of long-term obligations and purchases of equipment and furniture, and $21.2 million was used for research, development and general and administrative activities.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the three years in the period ended December 31, 1998 and for the period from September 4, 1991 (date of incorporation) to December 31, 1998, and with respect to the consolidated balance sheets at December 31, 1997 and 1998, are derived from the audited consolidated financial statements of the Company included elsewhere in this Report, and is qualified by reference to such financial statements and the notes related thereto. The consolidated balance sheets data at December 31, 1994, 1995 and 1996 and the consolidated statements of operations data for the years ended December 31, 1994 and 1995 are derived from audited financial statements of the Company not included in this Report. The data set forth below should be read in conjunction with Item 7.--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Report.

                                                                                         PERIOD FROM
                                                                                        SEPTEMBER 4,
                                                                                        1991 (DATE OF
                                         YEAR ENDED DECEMBER 31,                        INCORPORATION)
                         ------------------------------------------------------------  TO DECEMBER 31,
                            1994        1995        1996        1997         1998           1998
                         ----------  ----------  ----------  -----------  -----------  ---------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA:
Revenues:
 Collaboration agree-
  ments................. $      --   $      100  $    9,121  $    11,831  $    13,200     $  34,252
Operating expenses:
 Research and develop-
  ment..................     14,368      14,606      16,109       27,285       29,232       117,387
 General and adminis-
  trative...............      5,283       6,144       7,602       10,090       11,599        46,432
                         ----------  ----------  ----------  -----------  -----------     ---------
   Total operating ex-
    penses..............     19,651      20,750      23,711       37,375       40,831       163,819
                         ----------  ----------  ----------  -----------  -----------     ---------
Loss from operations....    (19,651)    (20,650)    (14,590)     (25,544)     (27,631)     (129,567)
                         ----------  ----------  ----------  -----------  -----------     ---------
Other income (expense):
 Investment income......        616       1,167       1,174        2,895        3,094         9,962
 Interest expense.......       (464)       (509)       (512)        (378)        (435)       (2,465)
                         ----------  ----------  ----------  -----------  -----------     ---------
Net loss................    (19,499)    (19,992)    (13,928)     (23,027)     (24,972)     (122,070)
                         ==========  ==========  ==========  ===========  ===========     =========
Basic and diluted net
 loss per share......... $    (4.13) $    (4.19) $    (2.82) $     (1.98) $     (1.62)
                         ==========  ==========  ==========  ===========  ===========
Shares used in
 computation of basic
 and diluted net loss
 per share..............  4,716,399   4,771,247   4,939,388   11,634,032   15,409,848
                         ==========  ==========  ==========  ===========  ===========
Pro forma basic and di-
 luted net loss per
 share..................             $    (2.90) $    (1.69) $     (1.81)
Shares used in
 computation of pro
 forma basic and diluted
 net loss per share.....              6,897,229   8,227,888   12,735,215

                                             DECEMBER 31,
                             -------------------------------------------------
                               1994      1995      1996      1997      1998
                             --------  --------  --------  --------  ---------
                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS
 DATA:
Cash, cash equivalents and
 securities available-for-
 sale....................... $  9,131  $ 21,906  $ 30,987  $ 70,444  $  47,072
Collaboration agreement re-
 ceivables..................      --        --        --      3,683      3,254
Working capital.............    4,094    18,342    26,300    67,594     44,143
Total assets................   17,278    28,048    37,002    80,433     58,156
Long-term obligations, less
 current portion............    2,620     2,606     2,005     2,039      3,888
Deficit accumulated during
 development stage..........  (40,151)  (60,144)  (74,072)  (97,098)  (122,070)
Total shareholders' equity..   10,051    21,858    30,054    71,760     47,165

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

  In the fourth quarter of 1995, the Company began to receive revenue under a collaboration agreement with BioChem Pharma, Inc. ("BioChem Pharma") and in the fourth quarter of 1996 the Company began to receive revenue under a collaboration agreement (the "Collaboration Agreement") with subsidiaries of Johnson & Johnson ("Johnson & Johnson"). Under the terms of the Collaboration Agreement, Johnson & Johnson paid 60% of the U.S. development costs in connection with obtaining regulatory approval of lisofylline ("LSF(TM)") for use with bone marrow transplants ("BMT"). After exercising its option in 1997, Johnson & Johnson expanded its participation in the development of LSF to include the treatment of patients undergoing induction chemotherapy to treat acute myeloid leukemia ("AML"). In July 1998, after reviewing the results of the Company's Phase III clinical trial for LSF among patients receiving BMT from related donors, in which the primary endpoints were not met, Johnson & Johnson reached an agreement in principle with the Company to revise the Collaboration Agreement. On November 16, 1998, the Company and Johnson & Johnson formally amended the Collaboration Agreement. Under the terms of the amended Collaboration Agreement, Johnson & Johnson agreed to pay the Company $13.1 million for development cost reimbursements for BMT and AML for the year ending December 31, 1998. After reviewing both the interim data from the Company's pivotal Phase II/III trial for LSF in patients with acute lung injury and acute respiratory distress syndrome and the results of the Company's Phase III trial for LSF following induction chemotherapy for AML, Johnson & Johnson may elect to resume responsibility for the development and commercialization of LSF subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not elect to resume development activities, then the Company will be free to license LSF to other third parties. As of December 31, 1998, the Company had recorded approximately $40.8 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson. See "Item 1.--Business-- Collaborations."

  As of December 31, 1998, the Company had incurred aggregate net losses of approximately $122.1 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from sales of equity securities, which have raised aggregate net proceeds of approximately $168.0 million.

  On March 26, 1997, the Company completed an initial public offering (the "IPO") of 3 million shares of its common stock at an offering price of $10.00 per share, resulting in net proceeds of $26.8 million. Concurrent with the closing of the IPO, the Company sold 300,000 shares of common stock to Johnson & Johnson at a price of $10.00 per share, resulting in net proceeds of $3.0 million. On October 27, 1997, the Company completed a follow-on public offering (the "Follow-On Offering") of 2.3 million shares of its common stock at an offering price of $16.00 per share, resulting in net proceeds of $34.3 million.

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

  The Company is in the process of assessing its computer systems to determine the extent of modifications required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's systems are all relatively new and PC-based. All of the Company's business software programs, with the exception of its fixed asset module, have been evaluated as Year 2000 compliant. The fixed asset module is scheduled for replacement in the first quarter of 1999. The Company has also initiated an assessment of its non-information technology ("non-IT") systems. Critical electro-mechanical instruments containing software are currently being evaluated for Year 2000 compliance. This evaluation is expected to be completed in the first quarter of 1999. The Company has also initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company expects to complete its follow up with these suppliers during the first quarter of 1999 to determine the extent of alternative sources or contingency plans that are required. The Company presently believes the Year 2000 issue will not pose significant operational problems for its computer systems, non-IT systems or third-party relationships.

  The Company has been continually upgrading its information technology systems and critical laboratory instrumentation since inception in 1992. The Company has not incurred to date, and does not have plans currently to incur, material additional costs to accelerate the replacement of its existing information technology systems or critical laboratory instrumentation due to Year 2000 issues. Costs incurred to date and costs estimated to complete the Year 2000 project are not expected to be material.

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

RESULTS OF OPERATIONS

 Years Ended December 31, 1998 and 1997

  During the year ended December 31, 1998, the Company recorded $13.1 million of revenue for development cost reimbursements from Johnson & Johnson in connection with the Collaboration Agreement and a $100,000 milestone payment from BioChem Pharma in connection with a collaboration agreement. During the year ended December 31, 1997, the Company recorded approximately $10.8 million of revenue for development cost reimbursements from Johnson & Johnson in connection with the Collaboration Agreement and a $1.0 million milestone payment in connection with Johnson & Johnson exercising its option to expand its participation under the Collaboration Agreement to include the development of LSF for the treatment of patients with newly diagnosed AML undergoing high-dose induction chemotherapy.

  Research and development expenses increased to approximately $29.2 million for the year ended December 31, 1998 from approximately $27.3 million for the year ended December 31, 1997. This increase was due primarily to expanded development activities with respect to LSF and Apra(TM) (CT-2584), the Company's novel small molecule drug under investigation for the treatment of patients with multidrug (e.g., chemotherapy) resistant cancers, including the ongoing funding of multiple clinical trials and the recruitment of additional personnel. Additionally, the Company commenced funding of diabetes research efforts related to the Company's Cell City, LLC joint venture with the City of Hope National Medical Center and research efforts with respect to polyglutamate paclitaxel ("PG-TXL(TM)") in 1998. The Company expects that research and development expenses will increase in future years as the Company expands its research and development programs and undertakes additional clinical trials.

  General and administrative expenses increased to approximately $11.6 million for the year ended December 31, 1998 from approximately $10.1 million for the year ended December 31, 1997. This increase was due primarily to operating expenses associated with supporting the Company's increased research, development and clinical activities. Additionally, during 1998 the Company incurred licensing and transaction costs with respect to: the establishment of Cell City, LLC for developing novel pharmacological agents for treating diabetes and diabetes-associated vascular complications; acquiring the rights to PG-TXL; and acquiring the rights to a class of compounds including SC-7 which are inhibitors of tumor angiogenesis. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $3.1 million for the year ended December 31, 1998 from approximately $2.9 million for the year ended December 31, 1997. The increase was associated primarily with interest earnings on higher average cash balances on hand during 1998 due to the proceeds remaining from both the Company's IPO and concurrent sale of common stock to Johnson & Johnson late in the first quarter of 1997, and the Company's Follow-On Offering in the fourth quarter of 1997. Interest expense increased to approximately $435,000 for the year ended December 31, 1998 from approximately $378,000 for the year ended December 31, 1997. This increase was due primarily to higher average balances of outstanding long-term obligations, partially offset by lower average interest rates on those obligations.

 Years Ended December 31, 1997 and 1996

  During the year ended December 31, 1997, the Company recorded approximately $10.8 million of revenue for development cost reimbursements from Johnson & Johnson in connection with the Collaboration Agreement and a $1.0 million milestone payment in connection with Johnson & Johnson exercising its option to expand its participation under the Collaboration Agreement to include the development of LSF for the treatment of patients with newly diagnosed AML undergoing high-dose induction chemotherapy. During the year ended December 31, 1996, the Company recorded a $5.0 million license fee and $871,000 in development cost reimbursements from Johnson & Johnson in connection with the Collaboration Agreement, a $250,000 milestone payment from BioChem Pharma in connection with a collaboration agreement and a $3.0 million signing fee from Schering AG ("Schering") in connection with a collaboration agreement that was terminated by Schering in April 1996. See Note 11 of Notes to Consolidated Financial Statements.

  Research and development expenses increased to approximately $27.3 million for the year ended December 31, 1997 from approximately $16.1 million for the year ended December 31, 1996. This increase was due primarily to expanded manufacturing, preclinical and clinical development activities, including the ongoing funding of multiple Phase III clinical trials and the recruitment of additional personnel, with respect to LSF and, to a lesser extent, expanded manufacturing related development activities with respect to Apra.

  General and administrative expenses increased to approximately $10.1 million for the year ended December 31, 1997 from approximately $7.6 million for the year ended December 31, 1996. This increase was due primarily to operating expenses associated with supporting the Company's increased research, development and clinical activities.

  Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income increased to approximately $2.9 million for the year ended December 31, 1997 from approximately $1.2 million for the year ended December 31, 1996. The increase was associated primarily with interest earnings on higher average cash balances on hand during 1997 due to the proceeds received in 1997 from both the Company's IPO and concurrent sale of common stock to Johnson & Johnson late in the first quarter and the Company's Follow-On Offering in the fourth quarter. Interest expense decreased to approximately $378,000 for the year ended

December 31, 1997 from approximately $513,000 for the year ended December 31, 1996, due primarily to lower average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through the sale of equity securities and from its collaboration with Johnson & Johnson. As of December 31, 1998, the Company has raised aggregate net proceeds of approximately $168.0 million through the sale of equity securities including public offerings of common stock, private placements of Series A and B convertible preferred stock and common stock, a bridge loan, the exercise of stock options and warrants, and the sale of common stock pursuant to the Employee Stock Purchase Plan. As of December 31, 1998, the Company had recorded approximately $40.8 million in equity payments, license fees, milestone payments and development cost reimbursements from Johnson & Johnson. In addition, the Company financed the purchase of $16.2 million of property and equipment through financing agreements and capital lease obligations of which approximately $4.6 million remained outstanding as of December 31, 1998.

  At December 31, 1998, the Company had $47.1 million in cash, cash equivalents and short-term investments. The Company invests in U.S. government obligations and other highly rated liquid debt instruments. The Company intends to use the substantial portion of its financial resources to fund its research and development activities with respect to the Company's LSF and Apra programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the potential resumption by Johnson & Johnson of its obligations under the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the ability of the Company to establish collaborative agreements with other companies. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

  The Company also expects to use a portion of its financial resources to add research and product development programs. On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting the Company an exclusive worldwide license to the rights to PG-TXL, a water soluble form of the cancer drug, Taxol(R), and to all potential uses of PG-TXL's polymer technology. Under the terms of the agreement, the Company will fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using PG-TXL's polymer technology. On December 11, 1998, the Company entered into an exclusive option agreement with SynChem Research, Inc. ("SynChem") to acquire an exclusive worldwide license (the "SynChem License") to a novel class of compounds which are inhibitors of tumor angiogenesis. The Company's option to acquire the SynChem License shall be exercisable at the end of a six-month evaluation period upon the payment of an initial license fee. Under the terms of the option agreement, the SynChem License will provide that the Company will fund research, development, manufacture, marketing and sale of anti-cancer drugs using SynChem's copper chelation technology. The Company's research and development expenditures will vary as such research and product development programs are added, expanded or discontinued.

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

  The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on many factors, including the potential resumption by Johnson & Johnson of its obligations under the Collaboration Agreement; the ability of the Company to establish additional collaborative arrangements and the terms of any additional collaborative arrangements that the Company may enter into; the continued scientific progress in the Company's research and development programs; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; the competing technological and market developments; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

  The Company intends to raise additional funds though additional equity or debt financings, research and development financings, collaborative arrangements, acquisitions, or otherwise. Because of these long-term capital requirements, the Company may seek to access the public or private equity markets from time to time, even if it does not have an immediate need for additional capital at that time. There can be no assurance that additional financing will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize by itself. See "Item 1.--Business--Risk Factors--Need for Substantial Additional Funds."

  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio. As of December 31, 1998, the Company has not entered into any foreign exchange contracts to hedge any exposure in its primary overseas contract because such exposure is immaterial.

  As of December 31, 1998, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $116.6 million and research and development credit carryforwards of approximately $4.3 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986. See
Note 10 of Notes to Consolidated Financial Statements.

ITEM 7A. MARKET RISK DISCLOSURE

  Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  42
   Consolidated Balance Sheets.............................................  43
   Consolidated Statements of Operations...................................  44
   Consolidated Statements of Stockholders' Equity.........................  45
   Consolidated Statements of Cash Flows...................................  47
   Notes to Consolidated Financial Statements..............................  48

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cell Therapeutics, Inc.

  We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 and for the period from September 4, 1991 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Therapeutics, Inc. (a development stage company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from September 4, 1991 (date of incorporation) to December 31, 1998, in conformity with generally accepted accounting principles.

Seattle, Washington                       Ernst & Young LLP
February 12, 1999

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1998          1997
                                                    -------------  -----------
ASSETS
Current assets:
  Cash and cash equivalents........................ $   4,362,486  $ 8,876,990
  Securities available-for-sale....................    42,709,606   61,567,384
  Collaboration agreement receivables..............     3,254,491    3,683,031
  Prepaid expenses and other current assets........       920,136      101,127
                                                    -------------  -----------
Total current assets...............................    51,246,719   74,228,532
Property and equipment, net........................     6,825,897    5,905,100
Notes receivable from officers, less current
 portion...........................................           --        71,812
Other assets.......................................        83,879      228,052
                                                    -------------  -----------
Total assets....................................... $  58,156,495  $80,433,496
                                                    =============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $   1,106,832  $   162,469
  Accrued expenses.................................     4,816,385    4,712,232
  Current portion of long-term obligations.........     1,180,702    1,759,387
                                                    -------------  -----------
Total current liabilities..........................     7,103,919    6,634,088
Long-term obligations, less current portion........     3,887,603    2,039,104
Commitments
Shareholders' equity:
  Series A and B convertible preferred stock:
    Authorized shares--10,000,000..................           --           --
  Common stock, no par value:
    Authorized shares--100,000,000
    Issued and outstanding shares--15,534,359 and
     15,378,419 at December 31, 1998 and 1997
     respectively..................................   169,618,635  168,893,074
  Notes receivable from officers...................      (380,000)         --
  Deficit accumulated during development stage.....  (122,070,032) (97,098,121)
  Accumulated other comprehensive income...........        (3,630)     (34,649)
                                                    -------------  -----------
Total shareholders' equity.........................    47,164,973   71,760,304
                                                    -------------  -----------
Total liabilities and shareholders' equity......... $  58,156,495  $80,433,496
                                                    =============  ===========


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     SEPTEMBER 4,
                                                                     1991 (DATE OF
                                YEAR ENDED DECEMBER 31,            INCORPORATION) TO
                         ----------------------------------------    DECEMBER 31,
                             1998          1997          1996            1998
                         ------------  ------------  ------------  -----------------
Revenues:
  Collaboration
   agreements........... $ 13,200,426  $ 11,831,420  $  9,120,806    $  34,252,652
Operating expenses:
  Research and
   development..........   29,232,233    27,284,544    16,108,821      117,387,428
  General and
   administrative.......   11,598,941    10,090,253     7,601,796       46,432,473
                         ------------  ------------  ------------    -------------
                           40,831,174    37,374,797    23,710,617      163,819,901
                         ------------  ------------  ------------    -------------
Loss from operations:...  (27,630,748)  (25,543,377)  (14,589,811)    (129,567,249)
Other income (expense):
  Investment income.....    3,094,116     2,894,627     1,174,219        9,962,502
  Interest expense......     (435,279)     (377,544)     (512,597)      (2,465,285)
                         ------------  ------------  ------------    -------------
Net loss:............... $(24,971,911) $(23,026,294) $(13,928,189)   $(122,070,032)
                         ============  ============  ============    =============
  Basic and diluted net
   loss per share....... $      (1.62) $      (1.98) $      (2.82)
                         ============  ============  ============
  Shares used in
   computation of basic
   and diluted net loss
   per share............   15,409,848    11,634,032     4,939,388
                         ============  ============  ============
  Pro forma basic and
   diluted net loss per
   share................               $      (1.81) $      (1.69)
                                       ============  ============
  Shares used in
   computation of pro
   forma basic and
   diluted net loss per
   share................                 12,735,215     8,227,888
                                       ============  ============



                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               DECEMBER 31, 1998

                                                   PREFERRED STOCK
                                         -----------------------------------
                                                                                          DEFICIT
                                                                               NOTES    ACCUMULATED  ACCUMULATED
                      COMMON STOCK             SERIES A          SERIES B    RECEIVABLE DURING THE     COMPRE-
                  ---------------------  --------------------- -------------    FROM    DEVELOPMENT    HENSIVE
                   SHARES      AMOUNT      SHARES     AMOUNT   SHARES AMOUNT  OFFICERS     STAGE       INCOME       TOTAL
                  ---------  ----------  ---------- ---------- ------ ------ ---------- -----------  ----------- -----------
Issuance of
 common stock to
 founders for
 cash...........  1,914,313  $   87,612         --  $      --   --     $--      $--     $       --     $  --     $    87,612
Cash proceeds
 received from
 the issuance of
 shares and
 warrants to
 chairman of the
 Board of
 Directors......    178,572   2,004,000         --         --   --      --       --             --        --       2,004,000
Net proceeds
 from the
 issuance of
 common stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $3,467,352.....  2,225,139  35,083,440         --         --   --      --       --             --        --      35,083,440
Net loss for the
 year ended
 December 31,
 1992...........        --          --          --         --   --      --       --      (5,323,737)      --      (5,323,737)
                  ---------  ----------  ---------- ----------  ---    ----     ----    -----------    ------    -----------
BALANCE AT
 DECEMBER 31,
 1992...........  4,318,024  37,175,052         --         --   --      --       --      (5,323,737)      --      31,851,315
Repurchase and
 cancellation of
 common stock...    (60,343)     (2,522)        --         --   --      --       --             --        --          (2,522)
Share
 cancellation...     (1,072)        --          --         --   --      --       --             --        --             --
Net proceeds
 from the
 issuance of
 common stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $1,486,383.....    438,540  12,326,885         --         --   --      --       --             --        --      12,326,885
Net loss for the
 year ended
 December 31,
 1993...........        --          --          --         --   --      --       --     (15,328,143)      --     (15,328,143)
                  ---------  ----------  ---------- ----------  ---    ----     ----    -----------    ------    -----------
BALANCE AT
 DECEMBER 31,
 1993...........  4,695,149  49,499,415         --         --   --      --       --     (20,651,880)      --      28,847,535
Net proceeds
 from the
 issuance of
 common stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $85,823........     25,001     701,677         --         --   --      --       --             --        --         701,677
Proceeds from
 stock options
 exercised......         79       1,375         --         --   --      --       --             --        --           1,375
Net loss for the
 year ended
 December 31,
 1994...........        --          --          --         --   --      --       --     (19,499,283)      --     (19,499,283)
                  ---------  ----------  ---------- ----------  ---    ----     ----    -----------    ------    -----------
BALANCE AT
 DECEMBER 31,
 1994...........  4,720,229  50,202,467         --         --   --      --       --     (40,151,163)      --      10,051,304
Net proceeds
 from the
 issuance of
 Series A
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $1,478,541.....        --          --   95,447.004 30,496,204  --      --       --             --        --      30,496,204
Share
 cancellation...       (179)        --          --         --   --      --       --             --        --             --
Exchange of
 warrants for
 common stock...    104,418         --          --         --   --      --       --             --        --             --
Issuance of
 common stock
 for purchased
 research and
 development....     98,574   1,155,750         --         --   --      --       --             --        --       1,155,750
December 1995
 proceeds
 received from
 issuance of
 shares to a
 member of the
 Board of
 Directors......      5,715      67,000         --         --   --      --       --             --        --          67,000
Proceeds from
 stock options
 exercised......      4,653      56,264         --         --   --      --       --             --        --          56,264
Unrealized gains
 on securities
 available-for-
 sale...........        --          --          --         --   --      --       --             --     24,178         24,178
Net loss for the
 year ended
 December 31,
 1995...........        --          --          --         --   --      --       --     (19,992,475)      --     (19,992,475)
                  ---------  ----------  ---------- ----------  ---    ----     ----    -----------    ------    -----------
Comprehensive
 loss...........        --          --          --         --   --      --       --             --        --     (19,968,297)
                  ---------  ----------  ---------- ----------  ---    ----     ----    -----------    ------    -----------
BALANCE AT
 DECEMBER 31,
 1995...........  4,933,410  51,481,481  95,447.004 30,496,204  --      --       --     (60,143,638)   24,178     21,858,225
                  =========  ==========  ========== ==========  ===    ====     ====    ===========    ======    ===========

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                               DECEMBER 31, 1998

                                                          PREFERRED STOCK
                                          --------------------------------------------------
                                                                                                             DEFICIT
                                                                                                NOTES      ACCUMULATED
                       COMMON STOCK               SERIES A                  SERIES B          RECEIVABLE   DURING THE
                  ----------------------- -------------------------  -----------------------     FROM      DEVELOPMENT
                    SHARES      AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT     OFFICERS       STAGE
                  ---------- ------------ ------------  -----------  -----------  ----------  ----------  -------------
Net proceeds
 from the
 issuance of
 Series A
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $130,000.......         --           --    50,746.268   16,870,000          --          --         --              --
Net proceeds
 from the
 issuance of
 Series B
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $40,000........         --           --           --           --    14,925.373   4,960,000        --              --
Exchange of
 warrants for
 common stock...         151          --           --           --           --          --         --              --
Proceeds from
 stock options
 exercised......       1,974       23,121          --           --           --          --         --              --
Proceeds from
 common stock
 warrants
 exercised......       7,937      305,558          --           --           --          --         --              --
Unrealized
 losses on
 securities
 available-for-
 sale...........         --           --           --           --           --          --         --              --
Net loss for the
 year ended
 December 31,
 1996...........         --           --           --           --           --          --         --      (13,928,189)
                  ---------- ------------ ------------  -----------  -----------  ----------  ---------   -------------
Comprehensive
 loss...........         --           --           --           --           --          --         --              --
                  ---------- ------------ ------------  -----------  -----------  ----------  ---------   -------------
BALANCE AT
 DECEMBER 31,
 1996...........   4,943,472   51,810,160  146,193.272   47,366,204   14,925.373   4,960,000        --      (74,071,827)
Net proceeds
 from the
 issuance of
 common stock
 via initial
 public
 offering, net
 of offering
 costs of
 $3,197,750.....   3,000,000   26,802,250          --           --           --          --         --              --
Net proceeds
 from the
 issuance of
 common stock
 via follow-on
 public
 offering, net
 of offering
 costs of
 $2,538,000        2,300,000   34,262,000          --           --           --          --         --              --
Net proceeds
 from the
 issuance of
 common stock
 via private
 placement
 equity
 offering.......     300,000    3,000,000          --           --           --          --         --              --
Conversion of
 preferred stock
 to common
 stock..........   4,784,902   52,326,204 (146,193.272) (47,366,204) (14,925.373) (4,960,000)       --              --
Proceeds from
 stock options
 exercised and
 stock awards...      50,045      592,274          --           --           --          --         --              --
Non-employee
 stock option
 compensation
 expense........         --       100,186          --           --           --          --         --              --
Unrealized
 losses on
 securities
 available-for-
 sale...........         --           --           --           --           --          --         --              --
Net loss for the
 period ended
 December 31,
 1997...........         --           --           --           --           --          --         --      (23,026,294)
                  ---------- ------------ ------------  -----------  -----------  ----------  ---------   -------------
Comprehensive
 loss...........         --           --           --           --           --          --         --              --
                  ---------- ------------ ------------  -----------  -----------  ----------  ---------   -------------
BALANCE AT
 DECEMBER 31,
 1997...........  15,378,419  168,893,074          --           --           --          --         --      (97,098,121)
Proceeds from
 stock options
 exercised and
 stock awards...       8,570       86,992          --           --           --          --         --              --
Non-employee
 stock option
 compensation
 expense........         --       422,923          --           --           --          --         --              --
Restriced shares
 issued to non-
 employees......      51,835          --           --           --           --          --         --              --
Proceeds from
 stock sold via
 employee stock
 purchase plan..      95,535      215,646          --           --           --          --         --              --
Notes receivable
 from officers..         --           --           --           --           --          --    (380,000)            --
Unrealized gains
 on securities
 available-for-
 sale...........         --           --           --           --           --          --         --              --
Net loss for the
 period ended
 December 31,
 1998...........         --           --           --           --           --          --         --      (24,971,911)
                  ---------- ------------ ------------  -----------  -----------  ----------  ---------   -------------
Comprehensive
 loss...........         --           --           --           --           --          --         --              --
                  ---------- ------------ ------------  -----------  -----------  ----------  ---------   -------------
BALANCE AT
 DECEMBER 31,
 1998...........  15,534,359 $169,618,635          --   $       --           --   $      --   $(380,000)  $(122,070,032)
                  ========== ============ ============  ===========  ===========  ==========  =========   =============
                  ACCUMULATED
                    COMPRE-
                    HENSIVE
                    INCOME       TOTAL
                  ----------- ------------
Net proceeds
 from the
 issuance of
 Series A
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $130,000.......        --     16,870,000
Net proceeds
 from the
 issuance of
 Series B
 convertible
 preferred stock
 via private
 placement
 equity
 offering, net
 of offering
 costs of
 $40,000........        --      4,960,000
Exchange of
 warrants for
 common stock...        --            --
Proceeds from
 stock options
 exercised......        --         23,121
Proceeds from
 common stock
 warrants
 exercised......        --        305,558
Unrealized
 losses on
 securities
 available-for-
 sale...........    (34,995)      (34,995)
Net loss for the
 year ended
 December 31,
 1996...........        --    (13,928,189)
                  ----------- ------------
Comprehensive
 loss...........        --    (13,963,184)
                  ----------- ------------
BALANCE AT
 DECEMBER 31,
 1996...........    (10,817)   30,053,720
Net proceeds
 from the
 issuance of
 common stock
 via initial
 public
 offering, net
 of offering
 costs of
 $3,197,750.....        --     26,802,250
Net proceeds
 from the
 issuance of
 common stock
 via follow-on
 public
 offering, net
 of offering
 costs of
 $2,538,000             --     34,262,000
Net proceeds
 from the
 issuance of
 common stock
 via private
 placement
 equity
 offering.......        --      3,000,000
Conversion of
 preferred stock
 to common
 stock..........        --            --
Proceeds from
 stock options
 exercised and
 stock awards...        --        592,274
Non-employee
 stock option
 compensation
 expense........        --        100,186
Unrealized
 losses on
 securities
 available-for-
 sale...........    (23,832)      (23,832)
Net loss for the
 period ended
 December 31,
 1997...........        --    (23,026,294)
                  ----------- ------------
Comprehensive
 loss...........        --    (23,050,126)
                  ----------- ------------
BALANCE AT
 DECEMBER 31,
 1997...........    (34,649)   71,760,304
Proceeds from
 stock options
 exercised and
 stock awards...        --         86,992
Non-employee
 stock option
 compensation
 expense........        --        422,923
Restriced shares
 issued to non-
 employees......        --            --
Proceeds from
 stock sold via
 employee stock
 purchase plan..        --        215,646
Notes receivable
 from officers..        --       (380,000)
Unrealized gains
 on securities
 available-for-
 sale...........     31,019        31,019
Net loss for the
 period ended
 December 31,
 1998...........        --    (24,971,911)
                  ----------- ------------
Comprehensive
 loss...........        --    (24,940,892)
                  ----------- ------------
BALANCE AT
 DECEMBER 31,
 1998...........    $(3,630)  $47,164,973
                  =========== ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      PERIOD FROM
                                                                     SEPTEMBER 4,
                                                                     1991 (DATE OF
                                 YEAR ENDED DECEMBER 31,            INCORPORATION)
                          ----------------------------------------  TO DECEMBER 31,
                              1998          1997          1996           1998
                          ------------  ------------  ------------  ---------------
OPERATING ACTIVITIES
Net loss................  $(24,971,911) $(23,026,294) $(13,928,189)  $(122,070,032)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
 Depreciation and
  amortization..........     1,880,535     1,748,618     1,658,475      10,090,414
 Noncash research and
  development expense...           --            --            --        1,155,750
 Noncash interest
  expense...............           --            --            --           25,918
 Noncash rent expense...       (42,986)       74,109        54,216         525,411
 Noncash compensation
  expense...............       422,923       100,186           --          523,109
 Investment premium
  (discount)
  amortization
  (accretion)...........       200,118      (177,947)      111,315         544,232
 Changes in assets and
  liabilities:
   Collaboration
    agreement
    receivables.........       428,540    (3,683,031)          --       (3,254,491)
   Prepaid expenses and
    other current
    assets..............      (819,009)      155,765      (236,812)       (920,136)
   Notes receivable from
    officers............        71,812       100,886       (46,200)        (95,224)
   Other assets.........       144,173       239,551      (201,679)        (99,880)
   Accounts payable.....       944,363      (488,661)     (406,298)      1,106,832
   Accrued expenses.....       104,153     1,646,935     1,652,873       4,816,385
                          ------------  ------------  ------------   -------------
Total adjustments.......     3,334,622      (283,589)    2,585,890      14,418,320
                          ------------  ------------  ------------   -------------
Net cash used in
 operating activities...   (21,637,289)  (23,309,883)  (11,342,299)   (107,651,712)
                          ------------  ------------  ------------   -------------
INVESTING ACTIVITIES
 Purchases of
  securities available-
  for-sale..............   (63,959,431)  (85,765,759)  (27,113,929)   (225,751,217)
 Proceeds from sales of
  securities available-
  for-sale..............    26,025,226     1,999,444           --       42,914,983
 Proceeds from
  maturities of
  securities available-
  for-sale..............    56,622,884    47,845,281    16,439,000     139,567,952
 Purchase of property
  and equipment.........    (2,801,332)   (2,540,798)   (1,046,640)    (16,677,066)
 Dispositions of
  property and
  equipment.............           --         15,831           --          167,300
                          ------------  ------------  ------------   -------------
Net cash used in
 investing activities...    15,887,347   (38,446,001)  (11,721,569)    (59,778,048)
                          ------------  ------------  ------------   -------------
FINANCING ACTIVITIES
Sale of common stock to
 founders...............           --            --            --           80,000
Proceeds from borrowings
 from shareholders......           --            --            --          850,000
Sale of common stock via
 initial public
 offering, net of
 offering costs.........           --     26,802,250           --       26,802,250
Sale of common stock via
 follow-on public
 offering, net of
 offering costs.........           --     34,262,000           --       34,262,000
Sale of Series A
 preferred stock via
 private placement, net
 of offering costs......           --            --     16,870,000      47,366,204
Sale of Series B
 preferred stock via
 private placement, net
 of offering costs......           --            --      4,960,000       4,960,000
Sale of common stock via
 private placements, net
 of offering costs......           --      3,000,000           --       52,307,084
Repurchase of common
 stock..................           --            --            --           (2,522)
Notes receivable from
 officers to acquire
 common stock...........      (380,000)          --            --         (380,000)
Proceeds from common
 stock options
 exercised..............        86,992       592,274        23,121         760,026
Proceeds from common
 stock warrants
 exercised..............           --            --        305,558         305,558
Proceeds from employee
 stock purchase plan....       215,646           --            --          215,646
Repayment of long-term
 obligations............    (1,880,361)   (1,226,971)   (1,159,188)    (11,578,601)
Proceeds from the
 issuance of long-term
 obligations............     3,193,161     1,719,806       616,300      15,844,601
                          ------------  ------------  ------------   -------------
Net cash provided by
 financing activities...     1,235,438    65,149,359    21,615,791     171,792,246
                          ------------  ------------  ------------   -------------
Net increase (decrease)
 in cash and cash
 equivalents............    (4,514,504)    3,393,475    (1,448,077)      4,362,486
Cash and cash
 equivalents at
 beginning of period....  $  8,876,990  $  5,483,515  $  6,931,592   $         --
                          ------------  ------------  ------------   -------------
Cash and cash
 equivalents at end of
 period.................  $  4,362,486  $  8,876,990  $  5,483,515   $   4,362,486
                          ============  ============  ============   =============
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
Acquisition of equipment
 pursuant to capital
 lease obligations......  $        --   $        --   $     85,532   $     362,425
                          ============  ============  ============   =============
Conversion of
 convertible debt and
 related accrued
 interest into common
 stock..................  $        --   $        --   $        --    $     875,918
                          ============  ============  ============   =============
Conversion of preferred
 stock into common
 stock..................  $        --   $ 52,326,204  $        --    $  52,326,204
                          ============  ============  ============   =============
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW
 INFORMATION
Cash paid during the
 period for interest
 obligations............  $    435,279  $    377,544  $    514,534   $   2,438,848
                          ============  ============  ============   =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing, and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, and its 70% interest in a joint venture. All intercompany transactions and balances are eliminated in consolidation.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value.

 Securities Available-for-Sale

  Management determines the appropriate classification of debt securities at the time of purchase. Management currently classifies its investment portfolio as available-for-sale and carries the securities at fair value based on quoted market prices with unrealized gains and losses included in accumulated comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income.

 Management of Credit Risk

  The Company is subject to concentration of credit risk primarily from its cash investments. Under the Company's investment guidelines, credit risk is managed by diversification of the investment portfolio and by the purchase of investment-grade securities.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) Collaboration Agreement Receivables and Revenues

  Collaboration agreement receivables represent amounts earned, but not yet collected, under collaboration and license agreements. Revenue under collaboration agreements represents reimbursement of development costs, license fees, nonrefundable upfront fees and milestone payments. Revenue from nonrefundable upfront fees is recognized upon satisfaction of related obligations. Other revenue under collaboration agreements is recognized as the earnings process is completed, based on the provisions of each agreement.

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

  Under SFAS 123, "Accounting for Stock-Based Compensation," the Company is required to value stock options granted to non-employees and recognize compensation expense. The Company uses the Black-Scholes single-option approach to value these options, which are then amortized on a straight-line basis over the shorter of the vesting period or the life of the respective contract.

  Stock-based awards granted to non-employees are expensed based on the fair value of the award at the date that related performance has been completed.

 Net Loss and Pro Forma Net Loss per Share

  Basic earnings per share is based on the weighted average number of common shares outstanding for the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share assumes the conversion of all dilutive securities, such as options, warrants and convertible preferred stock.

  As all preferred stock converted to common stock at the closing of the Company's initial public offering in March 1997, pro forma basic and diluted loss per share are computed on the basis of the average number of common shares outstanding plus the effect of preferred shares using the "if-converted" method.

 Other Financial Instruments

  At December 31, 1998 and 1997, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated fair values because the underlying interest rates reflect market rates at the balance sheet dates.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
 Income Taxes

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

 Other Risks and Uncertainties

  The Company is relying on a single contract manufacturer for the production of lisofylline ("LSF") for preclinical and clinical trials and for the subsequent commercial requirements.

 New Accounting Pronouncements

  As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

  In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which has been adopted by the Company in 1998. The new Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Companies will be required to report each segment and related information, as defined in Statement 131, in the Company's notes to the financial statements. The Company does not currently have any reportable segments.

 Reclassifications

  Certain prior year items have been reclassified to conform to the current year presentation.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2.SECURITIES AVAILABLE-FOR-SALE

  Securities available-for-sale consist of the following as of December 31:

                                                      1998
                                  ---------------------------------------------
                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED
                                     COST       GAINS      LOSSES   FAIR VALUE
                                  ----------- ---------- ---------- -----------
   U.S. government obligations... $ 2,814,085  $22,335    $   (283) $ 2,836,137
   Municipal government obliga-
    tions........................   1,135,047    1,815          --    1,136,862
   Corporate obligations.........  38,764,104   17,923     (45,420)  38,736,607
                                  -----------  -------    --------  -----------
                                  $42,713,236  $42,073    $(45,703) $42,709,606
                                  ===========  =======    ========  ===========
                                                      1997
                                  ---------------------------------------------
                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED
                                     COST       GAINS      LOSSES   FAIR VALUE
                                  ----------- ---------- ---------- -----------
   U.S. government obligations... $32,410,184  $ 6,274    $(23,100) $32,393,358
   Corporate obligations.........  29,191,849    2,863     (20,686)  29,174,026
                                  -----------  -------    --------  -----------
                                  $61,602,033  $ 9,137    $(43,786) $61,567,384
                                  ===========  =======    ========  ===========

  As of December 31, 1998 and 1997, the securities available-for-sale had contractual maturities of less than one year. Expected maturities will differ from contractual maturities because issuers of the securities may have the right to prepay obligations without prepayment penalties.

3.PROPERTY AND EQUIPMENT

  Property and equipment are composed of the following as of December 31:

                                                            1998        1997
                                                         ----------- -----------
   Leasehold improvements............................... $ 4,877,241 $ 4,722,563
   Lab equipment........................................   5,630,646   4,303,332
   Furniture and office equipment.......................   6,009,787   4,690,447
                                                         ----------- -----------
                                                          16,517,674  13,716,342
   Less: accumulated depreciation and amortization......   9,691,777   7,811,242
                                                         ----------- -----------
                                                         $ 6,825,897 $ 5,905,100
                                                         =========== ===========

  As of both December 31, 1998 and 1997, furniture and office equipment included $232,585 of equipment acquired under capitalized leases. Accumulated depreciation related to this equipment totaled $195,521 and $149,004 at December 31, 1998 and 1997, respectively. These leases are secured by the underlying assets.

4.CAPITAL STOCK

  In 1992, the Company completed a private placement of 2,225,139 shares of common stock generating net proceeds of $35.1 million. In 1993, the Company concluded a second equity financing through a private offering of common stock and warrants generating net proceeds of $12.3 million.

  In 1994, the Company sold additional units of common stock and warrants under terms equivalent to those of the second round of equity financing. The Company received net proceeds of $702,000.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  In 1995, the Company concluded a third round of equity financing through a private offering of Series A convertible preferred stock generating net proceeds of $30.5 million. In 1996, the Company concluded two rounds of equity financing through private offerings of Series A convertible preferred stock generating net proceeds of $16.9 million.

  In 1996, the Company also completed a placement of Series B convertible preferred stock to Johnson & Johnson Development Corporation generating net proceeds of $5.0 million.

  In November 1996, the Board of Directors approved a shareholder rights plan whereby a Right attaches to each share of common stock. Upon the occurrence of certain acquisition related events, each Right entitles the holder of each outstanding share of common stock to purchase one one-thousandth of a share of Series C preferred stock at $175 per unit, subject to adjustment. Upon exercise, each holder of a Right will have the right to receive value equal to two times the exercise price of the Right. A total of 100,000 shares of Series C preferred stock are reserved for issuance upon exercise of the Rights.

  On March 26, 1997 the Company completed an initial public offering (the "IPO") of 3 million shares of its common stock at an offering price of $10.00 per share, resulting in net proceeds of $26.8 million. Concurrent with the closing of the IPO, the Company sold 300,000 shares of common stock to Johnson & Johnson at a price of $10.00 per share, resulting in net proceeds of $3.0 million.

  On October 27, 1997 the Company completed a follow-on public offering of 2.3 million shares of its common stock at an offering price of $16 per share, resulting in net proceeds of $34.3 million.

 Common Stock Reserved

  A summary of common stock reserved for issuance is as follows as of December
31:

                                                               1998      1997
                                                             --------- ---------
   Equity Incentive Plan.................................... 3,771,397 2,297,967
   Employee Stock Purchase Plan.............................   190,179   285,714
   Warrants.................................................   350,000       --
   Restricted Share Rights..................................   103,665       --
                                                             --------- ---------
                                                             4,415,241 2,583,681
                                                             ========= =========

5.CONSULTING AND EMPLOYMENT AGREEMENTS

 Directors, Officers, and Employees

  The Company has an employment agreement with its President and Chief Executive Officer. The agreement expires in 1999, and provides for an annual base salary of approximately $433,000 as of January 1, 1999, and discretionary incentive bonus awards.

  The Company's President and Chief Executive Officer has $84,766 outstanding at December 31, 1998 under a loan made to him by the Company in 1993, which accrues interest at 5.35%. The Company forgave and expensed $67,000 plus accrued interest on each of December 17, 1998 and December 17, 1997. The Company will forgive the remaining $66,000 plus accrued interest on December 17, 1999. The remaining balance is included in other current assets. Forgiveness of amounts remaining due under the loan will be forfeited upon certain termination-related circumstances and will be accelerated upon certain events, including a change in

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) ownership of the Company, or upon the Company's attaining a minimum public market capitalization. The loan is secured by 5,714 shares of common stock.

  In 1996, the Company advanced a $35,000 non-interest bearing loan to its Executive Vice President, Marketing and Business Development in connection with his relocation. The Company forgave one-half of the loan in April 1997 and the remaining balance in April 1998.

  The Company has also entered into severance agreements with certain of its officers having a term of one year.

  In December 1998, upon recommendation by the Compensation Committee of the Board of Directors, the Company extended loans totaling $380,000 to six executive officers on a full recourse basis, in lieu of payment of cash bonuses for 1998. Each of the notes has a term of four years and bears interest at approximately 5%. The full balance of principal and accumulated interest is due at maturity. The executives used the funds to purchase shares of the Company's common stock on the open market.

 Advisory Boards

  The Company has entered into consulting agreements with the members of its Scientific and Clinical Advisory Boards ("Advisory Boards") providing for the periodic issuance of common stock and options to purchase common stock, and consulting fees. One agreement has an annual retainer of $10,000. The remaining advisory board members are paid consulting fees on a per diem basis. The consulting agreements with members of the Advisory Boards are cancelable upon 30 days' notice.

  To date, the Company has also issued 138,087 options to members of its Advisory Boards. In July 1998 the Board of Directors approved the repricing of outstanding options. The repriced options are valued and expensed as they become exercisable. The amount expensed in 1998 was $157,118.

 Consultants

  To date, the Company has also issued 233,004 options to other consultants for various services. In July 1998 the Board of Directors approved the repricing of outstanding options. The repriced options are valued and expensed as they become exercisable. The amount expensed in 1998 was $265,805.

6.CONTRACTUAL ARRANGEMENTS AND COMMITMENTS

 Licensed Technology

  In March 1992, the Company entered into agreements with the Fred Hutchinson Cancer Research Center ("FHCRC") under the terms of which the Company has received worldwide licenses and options to technology, or technology claimed, for five U.S. patent applications. The Company paid initial license fees totaling $100,000 and issued 76,572 shares of common stock valued at $3,200 to the FHCRC for such technology. The Company is obligated to pay royalties on revenues resulting from future sales of products employing the technology and on revenues received from sublicenses for the technology, with minimum annual royalties of $50,000 prior to, and $100,000 after, the first commercial sale of such products. The agreements are for a term equal to the later of 15 years or the expiration of the last issued patent included within the licensed technology, unless terminated earlier for certain specified events, including the failure of the Company to take reasonable efforts to engage in research and development with respect to the licensed technology.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) Facilities Lease

  The Company has executed noncancelable operating leases for office and laboratory space that generally expire the first quarter of 2003, with two five-year renewal options at the then-current market rates. The lessor provided approximately $575,000 for leasehold improvements and rent concessions, which is being amortized over the initial lease term. The Company has also executed a noncancelable operating lease for additional office space that expires in August, 2001, with one three-year renewal option at the then-current market rate. The lessor provided approximately $63,000 for leasehold improvements and rent concessions, which is being amortized over the initial lease term. Rent expense amounted to $1,152,340, $1,144,290, and $995,866 for the years ended December 31, 1998, 1997, and 1996, respectively. Future minimum annual rental payments under the leases approximate the following for the years ended December 31:

   1999.............................................................. $1,407,143
   2000..............................................................  1,409,043
   2001..............................................................  1,327,676
   2002..............................................................  1,164,942
   2003..............................................................     97,079
                                                                      ----------
                                                                      $5,405,883
                                                                      ==========

7.LONG-TERM OBLIGATIONS

                                                            1998        1997
                                                         ----------- ----------
   Master financing agreements:
    Due December 31, 1998, monthly payments of $55,827,
     including interest at 14.7%........................ $       --  $  619,352
    Due December 31, 1998, monthly payments of $45,820,
     including interest at 17.6%........................         --     500,802
    Due August 1999, monthly payments of $20,523,
     including interest at 16.1%........................     154,718    358,019
    Due December 2001, monthly payments of $44,196,
     including interest at 12.5%........................   1,415,150  1,719,806
    Due September 2002, monthly payments of $59,811
     including interest at 12.4%........................   2,259,775        --
    Due December 2002, monthly payments of $18,290
     including interest at 12.4%........................     713,251        --
   Capital lease obligations............................         --      32,115
   Deferred rent........................................     525,411    568,397
                                                         ----------- ----------
                                                           5,068,305  3,798,491
   Less current portion.................................   1,180,702  1,759,387
                                                         ----------- ----------
                                                         $ 3,887,603 $2,039,104
                                                         =========== ==========

  For each borrowing, the Company granted the lessor a security interest in approximately the same net book value of specified fixed assets.

  Annual maturities of the master financing agreements for 1999 through 2002, respectively, approximate $1,131,130, $1,105,039, $1,387,110 and $919,614.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8.STOCK OPTIONS AND WARRANTS

 Stock Options

  In 1994, shareholders approved the 1994 Equity Incentive Plan (the "1994 Plan") in replacement of the 1992 Stock Option Plan. The 1994 Plan provides for (a) the grant of incentive stock options (with terms not to exceed ten years), nonstatutory stock options and stock appreciation rights, (b) the award of stock bonuses, (c) the sale of stock, and (d) any other equity-based or equity-related awards which the Plan Administrator determines to be consistent with the purpose of the 1994 Plan and the interests of the Company. Option-vesting schedules are specified by the Plan Administrator. The 1994 Plan also provides for the automatic grant of nonstatutory options to non-employee directors.

  In July 1998, the Board of Directors approved the exchange of all outstanding options with exercise prices ranging from $3.03 to $16.06 per share for options with an exercise price of $2.906 per share, the fair value of the underlying common stock at that time. Accordingly, 1,612,934 shares were exchanged for new options with 10-year terms commencing July 31, 1998. All new options vest according to their original grant schedules but cannot be exercised until August 1, 1999. These amounts have been included as granted and canceled options in the summary activity table as shown below.

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              SHARES     PRICE
                                                              UNDER       PER
                                                              OPTION     SHARE
                                                            ----------  --------
   Balance January 1, 1996 (314,705 exercisable)...........    761,720   $11.81
     Granted...............................................    624,550    11.73
     Canceled..............................................    (89,350)   11.79
     Exercised.............................................     (1,975)   11.73
                                                            ----------
   Balance December 31, 1996 (566,925 exercisable).........  1,294,945    11.77
                                                            ----------
     Granted...............................................    575,874    13.90
     Canceled..............................................    (52,331)   11.78
     Exercised.............................................    (50,045)   11.15
                                                            ----------
   Balance December 31, 1997 (791,265 exercisable).........  1,768,443    12.48
                                                            ----------
     Granted...............................................  2,510,999     2.93
     Canceled.............................................. (1,762,045)   12.29
     Exercised.............................................     (8,570)    9.82
                                                            ----------
   Balance December 31, 1998 (57,477 exercisable)..........  2,508,827   $ 3.07
                                                            ----------

                                                                    EXERCISABLE OPTIONS
                                                                    OUTSTANDING (WITHOUT
                                       OPTIONS OUTSTANDING              RESTRICTION)
                              ------------------------------------- --------------------
                                                           WEIGHTED             WEIGHTED
                                NUMBER    WEIGHTED AVERAGE AVERAGE              AVERAGE
                              OUTSTANDING    REMAINING     EXERCISE   NUMBER    EXERCISE
   RANGE OF EXERCISE PRICES    12/31/98   CONTRACTUAL LIFE  PRICE   EXERCISABLE  PRICE
   ------------------------   ----------- ---------------- -------- ----------- --------
   $2.00-$2.45.............       13,615     9.67 Years     $ 2.13     5,715     $ 2.30
   $2.70-$3.22.............    2,442,174     9.46 Years     $ 2.88        --     $ 0.00
   $11.69-$16.06...........       53,038     6.17 Years     $12.17    51,762     $12.17
                               ---------                              ------
                               2,508,827     9.39 Years     $ 3.07    57,477     $11.20
                               =========                              ======

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  The weighted average fair value of options granted during 1998, 1997, and 1996 was $1.85, $5.53 and $2.34, respectively. As of December 31, 1998, 1,262,570 shares of common stock were available for future grants.

  In 1996, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, entities to adopt the fair value method of accounting for their stock-based compensation plans. Under this method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Fair value is determined using a Black-Scholes option pricing model that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) a four-year expected life of the options, (4) no expected dividends, and (5) risk-free interest rate of 5.5% in 1998 and rates ranging from 5.4% to 6.7%, and 5.4% to 7.8%, during 1997 and 1996, respectively, over the expected life of the options. The Company used a .91 volatility rate in 1998 and a .48 volatility rate in 1997. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted with exercise prices equal to or greater than fair value. Although not reflective of the effects of reported net loss in future years until the rules of SFAS 123 are applied to all outstanding non-vested options, if the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, basic and diluted net loss and pro forma basic and diluted net loss per share would have been adjusted (increased) as follows for the years ended December 31:

                                            YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------  ------------
   Net loss:
     As reported.................... $(24,971,911) $(23,026,294) $(13,928,189)
     Pro forma as adjusted..........  (27,553,633)  (23,800,008)  (14,539,614)
   Basic and diluted net loss per
    share:
     As reported.................... $      (1.62) $      (1.98) $      (2.82)
     Pro forma as adjusted..........        (1.79)        (2.05)        (2.94)
   Pro forma basic and diluted net
    loss per share:
     As reported....................                      (1.81)        (1.69)
     Pro forma as adjusted..........                      (1.87)        (1.77)

  In accordance with generally accepted accounting principles, the Company considers all equity instruments issued to non-employees to be accounted for as variable equity instruments. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the latter of the vesting date or date on which they become exercisable. At December 31, 1998, options to acquire 371,091 shares of common stock are considered variable options. During 1998, the Company recognized compensation related expense of $422,923, with the unamortized amount of approximately $393,000 as of December 31, 1998, to be amortized over the remaining vesting period (up to 20 months as of December 31, 1998).

  As discussed in Note 11, the Company has also issued 103,665 restricted share rights to non-employees for which ownership by the non-employees vests upon the achievement of a future event. Compensation related to these rights will be measured as the event becomes probable with final valuation on the vesting date.

 Warrants

  During 1995, the Company offered to exchange shares of common stock for outstanding warrants to purchase common stock, issuing 104,569 shares of common stock in exchange for warrants to purchase 443,353

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) shares of common stock. During 1996, the Company concluded its offer to exchange shares of common stock for outstanding warrants of common stock, issuing 151 shares of common stock in exchange for warrants to purchase 377 shares of common stock. All such warrants had expired as of December 31, 1997.

  In 1998 the Company issued warrants to purchase 350,000 shares of common stock of the Company in connection with a license agreement. The warrants expire November 12, 2008 and become exercisable only upon the occurrence of certain exercise events, including a license or sale by the Company of any licensed patent rights subject to the agreement to a third party or a change of control of the Company, as defined. The purchase price per share is the lesser of $20.00 or the average closing stock price for the 30 consecutive trading days ending on the date of the exercise event. Compensation related to these warrants will be measured as any of the exercise events become probable with the final valuation on the exercisable date.

 Employee Stock Purchase Plan

  The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan"). 285,714 shares of the Company's common stock have been reserved for purchase under the Purchase Plan, under which eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, the Company issued 95,535 shares to employees in 1998. There is a balance of 190,179 shares reserved for future purchases at December 31, 1998.

9.NET LOSS PER SHARE

  Basic and diluted loss per share is calculated using the average number of common shares outstanding. Pro forma basic and diluted loss per share is computed on the basis of the average number of common shares outstanding plus the effect of convertible preferred shares using the if-converted method as follows:

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1998          1997          1996
                                      ------------  ------------  ------------
   Net loss (A)...................... $(24,971,911) $(23,026,294) $(13,928,189)
                                      ============  ============  ============
   Weighted average outstanding:
     Common stock (B)................   15,409,848    11,634,032     4,939,388
     Convertible preferred stock.....          --      1,101,183     3,288,500
                                      ------------  ------------  ------------
   Pro forma total weighted average
    outstanding (C)..................   15,409,848    12,735,215     8,227,888
                                      ============  ============  ============
   Loss per share:
     Basic and diluted (A/B)......... $      (1.62) $      (1.98) $      (2.82)
                                      ============  ============  ============
     Pro forma basic and diluted
      (A/C)..........................               $      (1.81) $      (1.69)
                                                    ============  ============

10.INCOME TAXES

  As of December 31, 1998, the Company had net operating tax loss carryforwards of approximately $116.6 million and research and development credit carryforwards of approximately $4.3 million. The carryforwards begin to expire in the year 2007. Due to prior rounds of equity financing (see Note 4) and the Company's initial public offering of common stock in March 1997, the Company has incurred "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Accordingly, the Company's use of losses incurred through the date of these ownership changes will be limited to approximately

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
$5.6 million per year during the carryforward period. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The Company's valuation allowance increased $9,905,000, $8,772,000 and $4,785,000 during 1998, 1997 and 1996, respectively. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                         1998         1997
                                                      -----------  -----------
   Deferred tax assets:
     Net operating loss carryforwards................ $39,646,000  $31,538,000
     Research and development tax credit
      carryforwards..................................   4,248,000    2,783,000
     Accruals on financial statements in excess of
      tax returns....................................     573,000      458,000
     Accruals on tax returns in excess of financial
      statements.....................................     (56,000)      (5,000)
     Charitable contributions carryforward...........      42,000       33,000
     Depreciation in financial statements in excess
      of tax.........................................     684,000      425,000
                                                      -----------  -----------
   Net deferred tax assets........................... $45,137,000  $35,232,000
                                                      ===========  ===========
   Valuation allowance for deferred tax assets....... $45,137,000  $35,232,000
                                                      ===========  ===========

11.SIGNIFICANT AGREEMENTS

  BioChem Therapeutic Inc.: On March 7, 1995, the Company and BioChem Therapeutic Inc. ("BioChem"), a wholly owned subsidiary of BioChem Pharma, Inc., signed collaboration and supply agreements (the "BioChem Collaboration Agreement" and the "BioChem Supply Agreement," respectively). The BioChem Collaboration Agreement grants an exclusive license to enable BioChem to seek Canadian regulatory approval for, and to use and sell, the Company's LSF and/or Apra (CT-2584) compounds (and compositions thereof) (collectively, the "cti Compounds") in Canada. Under the BioChem Collaboration Agreement, the Company is entitled to receive payments upon the satisfaction of specified product development milestones and royalties on all sales, if any. The BioChem Collaboration Agreement terminates upon the expiration of the last to expire patents covering the cti Compounds or, absent a patent, upon the tenth anniversary of the first commercial sale of such cti Compound. The Company recorded milestone payments of $100,000, $250,000 and $100,000 under the BioChem Collaboration Agreement in 1998, 1996 and 1995, respectively. Under the BioChem Supply Agreement, the Company is to supply BioChem the cti Compounds at a percentage mark-up above cost. The BioChem Supply Agreement terminates 20 years from the date of termination of the BioChem Collaboration Agreement with respect to each of the cti Compounds.

  Schering AG: In February 1996, the Company entered into an agreement with Schering AG ("Schering") pursuant to which, among other things, the Company and Schering would collaborate in the financing, research, development and commercialization of LSF and Apra on the terms and conditions specified therein. Upon execution of the agreement, Schering paid the Company a $3.0 million nonrefundable signing fee. The remainder of the agreement was contingent upon Schering finding the clinical trial results and related data from the Company's Phase II bone marrow transplant ("BMT") trial acceptable within thirty days after its receipt. The Company furnished Schering with this data in late February 1996. On April 2, 1996, after a mutual extension of the thirty-day review period, Schering informed the Company that it did not wish to activate the agreement based

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) on, among other factors, (i) its view that one of the endpoints of the Phase II BMT trial, white blood cell recovery, was not met and (ii) its view that the trial data regarding mortality rate and incidence of serious and fatal infection were difficult to interpret and that, as a result, Schering could not determine that the data were meaningful.

  Johnson & Johnson: In November 1996, the Company entered into a collaboration and license agreement with Ortho Biotech Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of LSF, to prevent or reduce the toxic side effects among cancer patients receiving high-dose radiation and/or chemotherapy followed by BMT. Upon execution of the collaboration agreement, Johnson & Johnson paid the Company a $5.0 million nonrefundable license fee. In addition, Johnson & Johnson Development Corporation ("JJDC"), a wholly owned subsidiary of Johnson & Johnson, purchased 14,925.373 shares of the Company's newly issued Series B convertible preferred stock at $335 per share for an aggregate purchase price of $5.0 million. In September 1997, Johnson & Johnson made a $1.0 million payment to the Company and exercised an option under the Collaboration Agreement to expand its participation in development of LSF to include the treatment of patients with acute myeloid leukemia ("AML") undergoing high-dose chemotherapy. Under the terms of the Collaboration Agreement, Johnson & Johnson funded $10.8 million of the Company's development costs for 1997. In July 1998, after reviewing the results of the Company's Phase III clinical trial for LSF among patients receiving BMT from related donors, in which the primary endpoints were not met, Johnson & Johnson reached an agreement in principle with the Company to revise the Collaboration Agreement. On November 16, 1998, the Company and Johnson & Johnson formally amended the Collaboration Agreement. Under the terms of the amended Collaboration Agreement, Johnson & Johnson agreed to pay the Company $13.1 million for development cost reimbursements for BMT and AML for the year ending December 31, 1998. After reviewing both the interim data from the Company's pivotal Phase II/III trial for LSF in patients with acute lung injury and acute respiratory distress syndrome and the results of the Company's Phase III trial for LSF following induction chemotherapy for AML, Johnson & Johnson may elect to resume responsibility for the development and commercialization of LSF subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not elect to resume development activities, then the Company will be free to license LSF to other third parties. As of December 31, 1998, the Company had recorded approximately $40.8 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson.

 Supply Agreement

  ChiRex, Ltd.: In January 1997, the Company entered into a supply agreement with ChiRex, Ltd. ("ChiRex"), a British manufacturer of pharmaceutical intermediates and active ingredients, for the manufacture and supply of LSF and corresponding intermediate compounds. Under the terms of the agreement, ChiRex will manufacture and supply LSF bulk drug product and a key intermediate compound in sufficient quantities to meet the Company's requirements for ongoing and future clinical trials and commercial requirements during launch and commercialization. The agreement will expire on December 31, 2001, but may be terminated by the Company upon 12 months' written notice prior to such date. In October 1998, the Company entered into an additional agreement with ChiRex for additional manufacturing services for pre-validation lots of LSF.

 Other Agreements

  Lipomed: In October 1995, the Company purchased all of the intellectual property of Lipomed Corporation ("Lipomed") for $1,155,750 consisting of 98,574 shares of common stock. The agreement also provides for a possible future payment to Lipomed of $100,000 upon the occurrence of certain events.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Cell City, LLC Joint Venture: In January 1998, the Company entered into an agreement with City of Hope National Medical Center ("COH") to form a joint venture ("Cell City, LLC") to discover and develop a new class of drugs to treat diabetes and its complications. Under the terms of the agreement, the Company contributed $100,000 to be paid as a license fee and COH contributed the intellectual property and technology valued by the parties at $200,000. Cell City, LLC then made a capital distribution of $100,000 to COH. Additionally, the Company will fund the first two years of the venture's operations up to $400,000 in the form of additional capital contributions, of which $200,000 was made in 1998. Cell City, LLC has future minimum royalty obligations to COH. The Company holds a 70% interest in the joint venture and COH holds 30%. Under the terms of the agreement, the Company may be required to make additional capital contributions in the future. The term of the agreement is 15 years unless dissolved earlier as defined.

  During 1998, the Company has recorded total expenses of approximately $520,000 related to Cell City, LLC activities.

  The agreement provides the Company with a buy-out right whereby the Company can purchase all interests not owned by the Company at fair market value upon certain defined conversion events occurring after January 5, 2000. The agreement also provides COH the right to sell its ownership interest to the Company, at fair market value, if certain conversion events occur and if the Company does not exercise its buy-out right. The Company would issue common stock to acquire such interests.

  PG-TXL Company, L.P.: On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P. granting the Company an exclusive worldwide license for the rights to polyglutamic acid paclitaxel ("PG-TXL"), a water-soluble form of the cancer drug Taxol(R), and to all potential uses of PG-TXL Company, L.P.'s polymer technology. Under the terms of the agreement, the Company acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. The Company will be obligated to make milestone payments upon the attainment of significant achievements, as defined in the agreement. The Company also granted warrants to purchase shares of the Company's common stock to PG-TXL Company, L.P. The Company is obligated to meet certain development requirements by June 30, 2002 to maintain exclusive license rights.

  The Company also entered into Signing Bonus and Restricted Stock and Share Grant Agreements and Consulting Agreements with certain individuals affiliated with PG-TXL Company, L.P. (the "PG-TXL Affiliates"). Under the terms of these agreements, the Company has issued 51,835 restricted shares of common stock. These shares will vest upon the issuance of a patent. The Company also granted 103,665 restricted share rights to the PG-TXL Affiliates, which also vest upon certain performance conditions. The Company will begin to record compensation expense at the time the vesting of the restricted shares and share rights become probable. The Company will pay approximately $300,000 in consulting fees to the PG-TXL Affiliates over three years. The restricted shares are held in escrow at the Company.

  SynChem Research, Inc.: On December 11, 1998, the Company entered into an exclusive option agreement with SynChem Research, Inc. ("SynChem") to obtain an exclusive worldwide license (the "SynChem License") to a class of synthetic small molecule compounds which are inhibitors of tumor angiogenesis. The Company's option to acquire the SynChem License shall be exercisable at the end of a six-month evaluation period upon the payment of an initial license fee. Under the terms of the option agreement, the SynChem License will provide that the Company will fund initial research studies to evaluate the potential of the compounds and SynChem will provide the compounds.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  The information required by Part III, Items 10, 11, 12, and 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended, December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)Financial Statements and Financial Statement Schedules

    (i) Financial Statements

      Report of Ernst & Young LLP, Independent Auditors
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

    (ii) Financial Statement Schedules

      None.

      All schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  (b)Reports on Form 8-K.

    None

  (c)Exhibits

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 3.1(1)  Registrant's Restated Articles of Incorporation.
 3.2(2)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation Establishing a Series of Preferred Stock (Series C
         Preferred Stock).
 3.3(2)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation of Cell Therapeutics, Inc. Effecting a Reverse Stock
         Split.
 3.4(3)  Registrant's Articles of Amendment to Restated Articles of
         Incorporation of Undesignating Series A and Series B Preferred Stock.
 3.5(4)  Registrant's Restated Bylaws.
 4.1(5)  Form of Rights Agreement dated as of November 11, 1996, between the
         Registrant and Harris Trust Company of California, which includes the
         Form of Rights Certificate as Exhibit A, the Summary of Rights to
         Purchase Preferred Stock as Exhibit B and the Form of Certificate of
         Designation of the Series C Preferred Stock as Exhibit C.

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
 10.1(6)   Lease Agreement between David A. Sabey and Sandra L. Sabey and the
           Registrant, dated March 27, 1992, as amended March 31, 1993 and
           October 13, 1993.
 10.2(2)   Third Amendment to Lease Agreement between David A. Sabey and Sandra
           L. Sabey and the Registrant, dated as of September 10, 1996.
 10.3(1)   Assignment of Lease between Manlove Travel and the Registrant, dated
           April 23, 1993.
 10.4(2)   Letter Agreement between David A. Sabey, Sandra L. Sabey and the
           Registrant, dated as of September 6, 1996, amending the Assignment of Lease.
 10.5(2)   Employment Agreement between the Registrant and James A. Bianco, dated as of December 17, 1996.
 10.6      Lease Agreement between Selig Real Estate Holdings Six and the
           Registrant, dated as of May 6, 1998.
 10.7(2)   Form of Strategic Management Team Severance Agreement (executed between the Registrant and each of the following persons: Jack W.
           Singer, Louis A. Bianco, Maruice J. Schwarz and Roger A. Lewis).
 10.8(1)   Promissory Note between James A. Bianco, M.D. and the Registrant, dated December 23, 1993.
 10.9(1)   Stock Pledge Agreement between James A. Bianco, M.D. and the
           Registrant, dated December 23, 1993.
 10.10     Form of Promissory Note (executed on December 12, 1998, between the
           Registrant and each of the following persons: James A. Bianco, Jack
           W. Singer, Louis A. Bianco, Maurice J. Schwarz and Robert A. Lewis).
 10.11(1)  1994 Equity Incentive Plan, as amended.
 10.12(1)  1992 Stock Option Plan, as amended.
 10.13(1)  1996 Employee Stock Purchase Plan.
 10.14(4)  Letter Agreement between the Company and Kummell Investments
           Limited, dated September 17, 1996.
 10.15+(6) Collaboration Agreement by and between BioChem Therapeutic Inc. and the Registrant, dated March 7, 1995, as amended November 30, 1995 and December 6, 1995.
 10.16+(6) Supply Agreement by and between BioChem Therapeutic Inc. and the
           Registrant, dated March 7, 1995.
 10.17+(2) Supply Agreement by and between ChiRex, Ltd. and the Registrant, dated January 21, 1997.
 10.18+(7) Pre-Validation Agreement dated as of October 16, 1998, between the
           Registrant and ChiRex, Ltd.
 10.19+(2) Collaboration and License Agreement, dated as of November 8, 1996, by and between the Registrant and Ortho Biotech Inc. and The R.W.
           Johnson Pharmaceutical Research Institute, a division of Ortho
           Pharmaceutical Corporation.
 10.20+    Amendment No. 1, dated November 16, 1998, to the Collaboration and
           License Agreement dated as of November 8, 1996, by and between the
           Registrant and Ortho Biotech Inc. and The R.W. Johnson
           Pharmaceutical Corporation.
 10.21(2)  Stock Purchase Agreement, dated as of November 8, 1996, by and between the Registrant and Johnson & Johnson Development
           Corporation.
 10.22(8)  Loan and Security Agreement, dated as of June 28, 1996, between the
           Registrant and Financing for Science International, Inc.
 10.23(1)  Asset Purchase Agreement, dated of October 17, 1995, between Lipomed
           Corporation, its Stockholders and the Registrant, as amended.
 10.24(6)  Form of Scientific Advisory Board Consulting Agreement.
 10.25(6)  Form of Clinical Advisory Board Consulting Agreement.
 10.26(9)  Master Loan and Security Agreement between the Company and the
           Transamerica Business Credit Corporation, dated as of December 9,
           1997.
 10.27+    License Agreement dated as of November 13, 1998, by and between PG-
           TXL Company, L.P. and the Registrant.
 22.1      Subsidiaries of the Registrant.

 EXHIBIT
 NUMBER                       DESCRIPTION
 -------                      -----------
 23.1    Consent of Ernst & Young, LLP, independent auditors.
 27.1    Financial Data Schedule.

--------
+ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 (No. 33-4154).
(2) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 (No. 333-20855).
(3) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-3 (No. 333-36603).
(4) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(5) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 8-A.
(6) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 10.
(7) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(8) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(9) Incorporated by reference to exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 1999.

                                          Cell Therapeutics, Inc.

                                          By _______/s/ James A. Bianc_________o
                                           JAMES A. BIANCO, M.D. PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURES                       TITLE                    DATE

_____/s/ Max E. Lin_______k    Chairman of the Board and     March 31, 1999
    MAX E. LINK, PH.D.         Director

___/s/ James A. Bianc_____o    President, Chief              March 31, 1999
  JAMES A. BIANCO, M.D.        Executive Officer and
                               Director (Principal
                               Executive Officer)

___/s/ Louis A. Bianc_____o    Executive Vice President,     March 31, 1999
     LOUIS A. BIANCO           Finance and
                               Administration (Principal
                               Financial Officer and
                               Principal Accounting
                               Officer)

____/s/ Jack W. Singe_____r    Director                      March 31, 1999
   JACK W. SINGER, M.D.

____/s/ Jack L. Bowma_____n    Director                      March 31, 1999
      JACK L. BOWMAN

_____/s/ Jeremy L. Curnock     Director                      March 31, 1999
Coo_______________________k
  JEREMY L. CURNOCK COOK

__/s/ Wilfred E. Jaege____r    Director                      March 31, 1999
 WILFRED E. JAEGER, M.D.

__/s/ Terrence M. Morri___s    Director                      March 31, 1999
    TERRENCE M. MORRIS

/s/ Mary O'Neil Mundinge__r    Director                      March 31, 1999
  MARY O'NEIL MUNDINGER,
          D.P.H.

_/s/ Phillip M. Nudelma___n    Director                      March 31, 1999
   PHILLIP M. NUDELMAN,
          PH.D.