Form 10-Q
period 1999-03-31
CELL THERAPEUTICS INC
filed 1999-05-17
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1999

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

                                Yes   X     No ___
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         CLASS                     OUTSTANDING AT APRIL 30, 1999
                         -----                     -----------------------------

      Common Stock, no par value (including asso-
       ciated Preferred Stock Purchase Rights)....             15,534,359


     This report on Form 10-Q, including all exhibits, contains __ pages.
                   The exhibit index is located on page __.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 ITEM 1: FINANCIAL STATEMENTS
         Consolidated Balance Sheets -- March 31, 1999 and December 31,
         1998............................................................
         Consolidated Statements of Operations -- Three months ended
         March 31, 1999 and 1998 and the period from September 4, 1991
         (date of incorporation) to March 31, 1999.......................
         Consolidated Statements of Cash Flows -- Three months ended
         March 31, 1999 and 1998 and the period from September 4, 1991
         (date of incorporation) to March 31, 1999.......................
         Notes to Financial Statements...................................
 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................
 PART II OTHER INFORMATION
 ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................
         SIGNATURES......................................................
         EXHIBIT INDEX...................................................

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              March 31,          December 31,
                                                                                 1999                1998
                                                                           ----------------    ----------------
ASSETS
Current assets:
       Cash and cash equivalents                                           $      3,534,959    $      4,362,486
       Securities available-for-sale                                             36,202,721          42,072,276
       Interest receivable                                                          770,176             637,330
       Collaboration agreement receivables                                                -           3,254,491
       Prepaid expenses and other current assets                                    493,797             920,136
                                                                           ----------------    ----------------
Total current assets                                                             41,001,653          51,246,719

Property and equipment                                                           16,641,269          16,517,674
Accumulated depreciation                                                        (10,174,940)         (9,691,777)
                                                                           ----------------    ----------------
Property and equipment, net                                                       6,466,329           6,825,897

Other assets                                                                         76,603              83,879
                                                                           ----------------    ----------------
Total assets                                                               $     47,544,585    $     58,156,495
                                                                           ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                    $        124,562    $      1,106,832
       Accrued expenses                                                           3,486,535           4,816,385
       Current portion of long-term obligations                                   1,153,398           1,180,702
                                                                           ----------------    ----------------
Total current liabilities                                                         4,764,495           7,103,919

Long-term obligations, less current portion                                       3,604,794           3,887,603
Commitments
Shareholders' equity:
       Common Stock, no par value:
             Authorized shares--100,000,000
             Issued and outstanding shares--15,534,359
             at March 31, 1999 and December 31, 1998, respectively              169,713,678         169,618,635
       Notes receivable from officers                                              (380,000)           (380,000)
       Deficit accumulated during development stage                            (130,144,207)       (122,070,032)
       Accumulated other comprehensive loss                                         (14,175)             (3,630)
                                                                           ----------------    ----------------
Total shareholders' equity                                                       39,175,296          47,164,973
                                                                           ----------------    ----------------
Total liabilities and shareholders' equity                                 $     47,544,585    $     58,156,495
                                                                           ================    ================

                             See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                   Period from
                                                                                                  September 4,
                                                                                                  1991 (Date of
                                                                Three Months Ended                Incorporation
                                                                     March 31,                     To March 31,
                                                      --------------------------------------
                                                            1999                 1998                 1999
                                                      -----------------    -----------------    ------------------
Revenues:
      Collaboration agreements                        $               -    $       3,277,935    $       34,252,652
Operating expenses:
      Research and development                                6,364,195            7,768,621           123,751,623
      General and administrative                              2,145,675            2,574,910            48,578,148
                                                      -----------------    -----------------    ------------------
                                                              8,509,870           10,343,531           172,329,771
                                                      -----------------    -----------------    ------------------
Loss from operations:                                        (8,509,870)          (7,065,596)         (138,077,119)
Other income (expense):
      Investment income                                         583,332              971,789            10,545,834
      Interest expense                                         (133,462)            (105,766)           (2,598,747)
                                                      -----------------    -----------------    ------------------
Net loss:                                             $      (8,060,000)   $      (6,199,573)   $     (130,130,032)
                                                      =================    =================    ==================

Net loss per share:
      Basic and diluted net loss per share            $           (0.52)   $           (0.40)
                                                      =================    =================

      Shares used in computation of basic and
           diluted net loss per share                        15,534,359           15,381,435
                                                      =================    =================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                                       PERIOD FROM
                                                                                                                       SEPTEMBER 4,
                                                                                                                      1991 (DATE OF
                                                                                         THREE MONTHS ENDED           INCORPORATION)
                                                                                              MARCH 31,                 TO MARCH 31,
                                                                            --------------------------------------
                                                                                   1999                 1998               1999
                                                                            --------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                                     $    (8,060,000)   $    (6,199,573)  $  (130,130,032)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   483,163            406,833        10,573,577
     Noncash research and development expense                                              -                  -         1,155,750
     Noncash interest expense                                                              -                  -            25,918
     Noncash rent expense                                                            (32,273)            (6,643)          493,138
     Noncash compensation expense                                                     80,868                  -           603,977
     Investment premium amortization                                                 135,392             31,364           679,624
     Changes in assets and liabilities:
        Interest receivable                                                         (132,846)          (115,141)         (770,176)
        Collaboration agreement receivables                                        3,254,491         (1,400,783)                -
        Prepaid expenses and other current assets                                    426,339             98,221          (493,797)
        Other assets                                                                   7,276           (851,882)         (187,828)
        Accounts payable                                                            (982,270)         1,516,995           124,562
        Accrued expenses                                                          (1,329,850)          (505,553)        3,486,535
                                                                             ---------------    ---------------   ---------------
Total adjustments                                                                  1,910,290           (826,589)       15,691,280
                                                                             ---------------    ---------------   ---------------
Net cash used in operating activities                                             (6,149,710)        (7,026,162)     (114,438,752)
                                                                             ---------------    ---------------   ---------------

INVESTING ACTIVITIES
 Purchases of securities available-for-sale                                       (9,006,718)       (33,651,831)     (234,120,605)
 Proceeds from sales of securities available-for-sale                              3,415,335          8,079,211        46,330,318
 Proceeds from maturities of securities available-for-sale                        11,315,000         30,268,879       150,882,952
 Purchase of property and equipment                                                 (123,595)        (1,107,513)      (16,800,661)
 Dispositions of property and equipment                                                    -                  -           167,300
                                                                             ---------------    ---------------   ---------------
Net cash provided/(used) in investing activities                                   5,600,022          3,588,746       (53,540,696)
                                                                             ---------------    ---------------   ---------------

FINANCING ACTIVITIES
Sale of common stock to founders                                                           -                  -            80,000
Proceeds from borrowings from shareholders                                                 -                  -           850,000
Sale of common stock via initial public offering, net of offering costs                    -                  -        26,802,250
Sale of common stock via follow-on public offering, net of offering costs                  -                  -        34,262,000
Sale of Series A preferred stock via private placement, net of offering costs              -                  -        47,366,204
Sale of Series B preferred stock via private placement, net of offering costs              -                  -         4,960,000
Sale of common stock via private placements, net of offering costs                         -                  -        52,307,084
Repurchase of common stock                                                                 -                  -            (2,522)
Notes receivable from officers to acquire common stock                                     -                  -          (380,000)
Proceeds from common stock options exercised                                               -             86,993           760,026
Proceeds from common stock warrants exercised                                              -                  -           305,558
Proceeds from employee stock purchase plan                                                 -                  -           215,646
Repayment of long-term obligations                                                  (277,839)          (366,075)      (11,856,440)
Proceeds from the issuance of long-term obligations                                        -                  -        15,844,601
                                                                             ---------------    ---------------   ---------------
Net cash provided/(used) in financing activities                                    (277,839)          (279,082)      171,514,407
                                                                             ---------------    ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                (827,527)        (3,716,498)        3,534,959
Cash and cash equivalents at beginning of period                                   4,362,486          8,876,990                 -
                                                                             ---------------    ---------------   ---------------
Cash and cash equivalents at end of period                                   $     3,534,959    $     5,160,492   $     3,534,959
                                                                             ===============    ===============   ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment pursuant to capital lease obligations               $             -    $             -   $       362,425
                                                                             ===============    ===============   ===============
Conversion of convertible debt and related accrued interest into common
stock                                                                        $             -    $             -   $       875,918
                                                                             ===============    ===============   ===============
Conversion of preferred stock into common stock                              $             -    $             -   $    52,326,204
                                                                             ===============    ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest obligations                         $       133,462    $       105,766   $     2,572,310
                                                                             ===============    ===============   ===============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1999
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 has been prepared in accordance with the instructions to Form 10-
Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1998 included in the Company's Form 10-K for the year ended December 31, 1998.

  Certain prior year balances have been reclassified to conform to the current year presentation.

(2) REPORTING COMPREHENSIVE INCOME

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

  For the three months ended March 31, 1999 and 1998, the Company's comprehensive loss was as follows:

                                            Three months ended
                                      --------------------------------
                                      March 31, 1999    March 31, 1998
                                      --------------    --------------

Net loss                                $(8,060,000)       $(6,199,573)
Other comprehensive gain/(loss):
Unrealized holding gains/(losses)
 arising during period                      (10,545)            30,277
                                      --------------    --------------
Total comprehensive loss                $(8,070,545)       $(6,169,296)
                                      ==============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORTS ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

In the fourth quarter of 1995, the Company began to receive revenue under a collaboration agreement with BioChem Pharma, Inc. ("BioChem Pharma") and in the fourth quarter of 1996 the Company began to receive revenue under a collaboration agreement (the "Collaboration Agreement") with subsidiaries of
Johnson & Johnson ("Johnson & Johnson").   Under the terms of the Collaboration
Agreement, Johnson & Johnson paid 60% of the U.S. development costs in connection with obtaining regulatory approval of lisofylline ("LSF-TM") for use with bone marrow transplants ("BMT"). After exercising its option in 1997, Johnson & Johnson expanded its participation in the development of LSF to include the treatment of patients undergoing induction chemotherapy to treat acute myeloid leukemia ("AML"). In July 1998, after reviewing the results of the Company's Phase III clinical trial for LSF among patients receiving BMT from related donors, in which the primary endpoints were not met, Johnson & Johnson reached an agreement in principle with the Company to revise the Collaboration Agreement. On November 16, 1998, the Company and Johnson & Johnson formally amended the Collaboration Agreement. Under the terms of the amended Collaboration Agreement, Johnson & Johnson agreed to pay the Company $13.1 million for development cost reimbursements for BMT and AML for the year ending December 31, 1998. After reviewing both the interim data from the Company's pivotal Phase II/III trial for LSF in patients with acute lung injury and acute respiratory distress syndrome and the results of the Company's Phase III trial for LSF following induction chemotherapy for AML, Johnson & Johnson may elect to resume responsibility for the development and commercialization of LSF subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not elect to resume development activities, then the Company will be free to license LSF to other third parties. As of December 31, 1998, the Company had recorded approximately $40.8 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson.

As of March 31, 1999, the Company had incurred aggregate net losses of approximately $130.1 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from sales of equity securities, which have raised aggregate net proceeds of approximately $168.0 million.

RESULTS OF OPERATIONS

  Three months ended March 31, 1999 compared with three months ended March 31, 1998.

  The Company did not record any development cost reimbursements from Johnson & Johnson under the amended Collaboration Agreement during the three months ended
March 31, 1999.   Development cost reimbursements for the comparable three month period in 1998 were approximately $3.3 million.

  Research and development expenses decreased to approximately $6.4 million for the three months ended March 31, 1999, from approximately $7.8 million for the three months ended March 31, 1998. This decline was due primarily to a decrease in manufacturing and preclinical development activities for LSF. The Company expects that research and development expenses will increase in future years as the Company expands its research and development programs and undertakes additional clinical trials.

  General and administrative expenses decreased to approximately $2.1 million for the three months ended March 31, 1999, from approximately $2.6 million for the three months ended March 31, 1998. This decrease was due primarily to the reduction in operating expenses associated with supporting the Company's research, development and clinical activities. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

  Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income decreased to approximately $583,000 for the three months ended March 31, 1999 from approximately $972,000 for the three months ended March 31, 1998. This decrease was associated primarily with interest earnings on lower average cash balances on hand during the first quarter of 1999 when compared to the first quarter of 1998. Interest expense increased slightly to approximately $133,000 for the three months ended March 31, 1999 from approximately $106,000 for the three months ended March 31, 1998. This increase was due primarily to higher average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through the sale of equity securities and from its collaboration with Johnson & Johnson. As of March 31, 1999, the Company has raised aggregate net proceeds of approximately $168.0 million through the sale of equity securities including public offerings of common stock, private placements of Series A and B convertible stock and common stock, a bridge loan, the exercise of stock options and warrants and the sale of common stock pursuant to the Employee
Stock Purchase Plan. In addition, the Company financed the purchase of $16.2 million of property and equipment through financing agreements and capital lease obligations of which approximately $4.3 million remained outstanding as of March 31, 1999.

  At March 31, 1999, the Company had $40.5 million in cash, cash equivalents, short-term investments and interest receivable. The Company invests in U.S. government obligations and other highly rated liquid debt instruments. The Company intends to use the substantial portion of its financial resources to fund its research and development activities with respect to the Company's LSF and Apra programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, and timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the potential resumption by Johnson & Johnson of its obligations under the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the ability of the Company to establish collaborative agreements with other companies. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

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

  The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources and the interest earned thereon will enable the Company to maintain its current and planned operations at least through mid 2000. The Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on many factors, including the potential resumption by Johnson & Johnson of its obligations under the Collaboration Agreement; the ability of the Company to establish additional collaborative arrangements and the terms of any additional collaborative arrangements that the Company may enter into; the continued scientific progress in the Company's research and development programs; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; the competing technological and market developments; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

  The Company intends to raise additional funds through additional equity or debt financings, research and development financings, collaborative arrangements, acquisitions, or otherwise. Because of these long-term capital requirements, the Company may seek to access the public or private equity markets from time to time, even if it does not have an immediate need for additional capital at that time. There can be no assurance that additional financing will be available to the Company, or, if available, that it will be on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research, development and clinical activities. If the Company seeks to obtain funds through arrangements with collaborative partners or others, such partners may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize by itself.

  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio. As of March 31, 1999, the Company has not entered into any foreign exchange contracts to hedge any exposure in its primary overseas contract because such exposure is immaterial.

  As of March 31, 1999, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $124.5 million and research and development credit carryforwards of approximately $4.6 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are outside of the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

  The time frame for market success for any of the Company's potential products is long and uncertain. The Company is at an early stage of development and its technology is unproven. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research and development and clinical trial efforts will be successful, that its lead drug candidates, LSF and Apra, or any of its other proposed products, will prove to be safe and efficacious in clinical trials or meet applicable regulatory standards, that unforeseen problems will not develop with the Company's technologies or applications, or that any commercially successful products will ultimately be developed by the Company. The Company faces substantial competition from a variety of sources, both direct and indirect. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors.

  A key element of the Company's strategy is to enhance its drug discovery and development programs and to fund its capital requirements, in part, by entering into various collaborative arrangements with corporate partners, such as Johnson & Johnson, as well as academic collaborators and licensors. There can be no assurance that Johnson & Johnson will resume its development activities under the Collaboration Agreement, in which case, the Company would be free to license LSF to other third parties. However, there can be no assurance that the Company will be able to negotiate collaborative arrangements with such third parties or that these collaborations, if entered into, will be on terms favorable to the Company. If the Company is unable to enter into future collaborations with capable partners and on commercially reasonable terms, the development and commercialization of its product candidates would be delayed and possibly postponed indefinitely.

  There also can be no assurance that the Company will be able to establish effective sales and distribution capacities or will be successful in gaining market acceptance for LSF. The Company currently has no internal manufacturing facilities and has no experience in sales, marketing or distribution. The Company relies on one third party, ChiRex, Ltd. ("ChiRex"), to manufacture LSF bulk drug and three suppliers for clinical trial quantities of the finished drug product. The Company's products have never been manufactured on a commercial scale and there can be no assurance that the Company, together with a third-party collaborator, will be able to transition to commercial production. The Company has identified manufacturers with adequate capacity to meet forecasted commercial quantities of LSF; however, there can be no assurance that the Company will be able to enter into an agreement with these manufacturers on acceptable terms. There also can be no assurance that the manufacturing facilities of contract manufacturers, including ChiRex, will comply with applicable manufacturing regulations of the FDA or meet the Company's requirements for quality, quantity or timeliness.

  The Company's strategy for commercializing LSF for its oncology applications is to establish a strategic alliance with a corporate partner that has an established, skilled, and experienced field sales organization with which to collaborate in the areas of marketing strategy and clinical liaison. There can be no assurance that the Company will be able to establish such a strategic alliance. Should the Company have to market and sell its products directly, it would need to develop a marketing and sales force with technical expertise and distribution capability. The creation of an infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process. There can be no assurance that the Company would be able to develop the necessary marketing and sales capabilities or be successful in gaining market acceptance for its products.

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

  The Company is in the process of assessing its computer systems to determine the extent of modifications required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's systems are all relatively new and PC-based. All of the Company's business software programs, with the exception of its fixed asset module, have been evaluated as Year 2000 compliant. A Year 2000 compliant fixed asset module was installed in the first quarter of 1999 and is expected to be operational by September 30, 1999. The Company has also initiated an assessment of its non-information technology ("non-IT") systems. Critical electro-mechanical instruments containing software have been evaluated for Year 2000 compliance. This evaluation was completed in the first quarter of 1999. The Company has also initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. During the first quarter of 1999, the Company completed its follow up with these suppliers to determine the extent of alternative sources or contingency plans that are required. The Company presently believes the Year 2000 issue will not pose significant operational problems for its computer systems, non-IT systems or third-party relationships.

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

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          CELL THERAPEUTICS, INC.
                                               (Registrant)

Dated: May 17, 1999                       By:  /s/ James A. Bianco, M.D.
                                             -----------------------------
                                             James A. Bianco, M.D.
                                             President and Chief Executive
                                             Officer

Dated: May 17, 1999                       By:  /s/ Louis A. Bianco
                                             -----------------------------------
                                             Louis A. Bianco
                                             Executive Vice President,
                                             Finance and Administration
                                             (Principal Financial Officer,
                                             Chief Accounting Officer)

EXHIBIT INDEX


  EXHIBIT NO.           DESCRIPTION
  -----------           -----------


  EXHIBIT 27.1          Financial Data Schedule