Form 10-Q
period 1999-06-30
CELL THERAPEUTICS INC
filed 1999-08-16
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1999

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

                           Yes   X     No
                                ---       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                     CLASS                       OUTSTANDING AT JULY 30, 1999
                     -----                       -----------------------------

  Common Stock, no par value (including asso-
   ciated Preferred Stock Purchase Rights)....             15,567,959


     This report on Form 10-Q, including all exhibits, contains 19 pages.
                   The exhibit index is located on page 18.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
        Consolidated Balance Sheets -- June 30, 1999 and December 31,
        1998............................................................      3
        Consolidated Statements of Operations -- Three months and six months ended June 30, 1999 and 1998 and the period from
        September 4, 1991 (date of incorporation) to June 30, 1999......      4
        Consolidated Statements of Cash Flows -- Six months ended
        June 30, 1999 and 1998 and the period from September 4, 1991
        (date of incorporation) to June 30, 1999........................      5
        Notes to Financial Statements...................................      7
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...........................................      9
PART II OTHER INFORMATION
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............     15
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................     16
        SIGNATURES......................................................     17
        EXHIBIT INDEX...................................................     18

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    June 30,      December 31,
                                                      1999            1998
                                                 -------------   --------------
ASSETS
Current assets:
     Cash and cash equivalents                   $   3,326,403   $    4,362,486
     Securities available-for-sale                  27,426,181       42,072,276
     Interest receivable                               433,822          637,330
     Collaboration agreement receivables                     -        3,254,491
     Prepaid expenses and other current assets         818,672          920,136
                                                 -------------   --------------
Total current assets                                32,005,078       51,246,719

Property and equipment                              16,718,904       16,517,674
Accumulated depreciation                          (10,633,674)      (9,691,777)
                                                 -------------   --------------
Property and equipment, net                          6,085,230        6,825,897

Other assets                                            79,758           83,879
                                                 -------------   --------------
Total assets                                     $  38,170,066   $   58,156,495
                                                 =============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                            $     572,386   $    1,106,832
     Accrued expenses                                3,791,928        4,816,385
     Current portion of long-term obligations        1,124,220        1,180,702
                                                 -------------   --------------
Total current liabilities                            5,488,534        7,103,919

Long-term obligations, less current portion          3,301,554        3,887,603
Commitments
Shareholders' equity:
     Common Stock, no par value:
          Authorized shares-100,000,000
          Issued and outstanding shares-
          15,567,959 and 15,534,359 at
          June 30, 1999 and December 31,
          1998, respectively                       169,901,055      169,618,635
     Notes receivable from officers                   (380,000)        (380,000)
     Deficit accumulated during development
       stage                                      (140,049,490)    (122,070,032)
     Accumulated other comprehensive loss             (91,587)          (3,630)
                                                  ------------   --------------
Total shareholders' equity                          29,379,978       47,164,973
                                                  ------------   --------------
Total liabilities and shareholders' equity        $ 38,170,066   $   58,156,495
                                                  ============   ==============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                     Period From
                                                                                                                     September 4,
                                                                                                                    1991 (Date of
                                                     Three Months Ended                  Six Months Ended           Incorporation,)
                                                          June 30,                            June 30,               To June 30,
                                             --------------------------------    --------------------------------
                                                  1999              1998              1999              1998             1999
                                             --------------    --------------    --------------    --------------   --------------
Revenues:
     Collaboration agreements                $            -    $    4,138,391    $            -    $    7,416,326   $   34,252,652
Operating expenses:
     Research and development                     7,304,792         7,217,416        13,668,987        15,027,895      131,056,415
     General and administrative                   2,958,275         2,834,619         5,103,950         5,379,291       51,536,423
                                             --------------    --------------    --------------    --------------   --------------
                                                 10,263,067        10,052,035        18,772,937        20,407,186      182,592,838
                                             --------------    --------------    --------------    --------------   --------------
                                                 10,263,067        (5,913,644)      (18,772,937)      (12,990,860)    (148,340,186)
Loss from operations:
Other income (expense):
     Investment income                              475,509           805,951         1,058,841         1,777,740       11,021,343
     Interest expense                              (131,899)         (109,277)         (265,361)         (215,042)      (2,730,646)
                                             --------------    --------------    --------------    --------------   --------------
Net loss:                                    $   (9,919,457)   $   (5,216,970)   $  (17,979,457)   $  (11,428,162)  $ (140,049,489)
                                             ==============    ==============    ==============    ==============   ==============

Net loss per share:
     Basic and diluted net loss per share    $        (0.64)   $        (0.34)   $        (1.16)   $        (0.74)
                                             --------------    --------------    --------------    --------------

     Shares used in computation of basic
          and diluted net loss per share     $   15,534,728    $   15,385,950    $   15,534,545    $   15,383,801
                                             ==============    ==============    ==============    ==============

                            See accompanying notes

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                Period From
                                                                                                                September 4,
                                                                                                               1991 (Date of
                                                                                  Six Months Ended             Incorporation)
                                                                                       June 30,                 To June 30,
                                                                           --------------------------------
                                                                                1999              1998              1999
                                                                           --------------    --------------------------------
Operating activities
Net loss                                                                   $  (17,979,457)   $  (11,428,162)   $ (140,049,489)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                941,897           793,393        11,032,311
     Noncash research and development expense                                           -                 -         1,155,750
     Noncash interest expense                                                           -                 -            25,918
     Noncash rent expense                                                         (66,445)           40,770           458,966
     Noncash compensation expense                                                 211,894                 -           735,003
     Investment premium/(discount) amortization/(accretion)                       242,270           (78,002)          786,502
     (Gain)/loss on sale of investment securities                                     859            20,691           (30,744)
     Changes in assets and liabilities:
        Interest receivable                                                       203,508           180,971          (433,822)
        Collaboration agreement receivables                                     3,254,491          (316,447)                -
        Prepaid expenses and other current assets                                 101,464          (836,342)         (818,672)
        Other assets                                                                4,121           136,594          (190,983)
        Accounts payable                                                         (534,446)          848,934           572,386
        Accrued expenses                                                       (1,024,457)         (977,258)        3,791,928
                                                                           --------------    --------------    --------------
Total adjustments                                                               3,335,156          (186,696)       17,084,543
                                                                           --------------    --------------    --------------
Net cash used in operating activities                                         (14,644,301)      (11,614,858)     (122,964,946)
                                                                           --------------    --------------    --------------

Investing activities
Purchases of securities available-for-sale                                    (18,129,735)      (43,857,369)     (243,212,019)
Proceeds from sales of securities available-for-sale                            4,754,743        12,783,918        47,669,726
Proceeds from maturities of securities available-for-sale                      27,690,000        40,178,558       167,257,952
Purchases of property and equipment                                              (201,230)       (2,014,090)      (16,878,296)
Dispositions of property and equipment                                                  -                 -           167,300
                                                                           --------------    --------------    --------------
Net cash provided/(used) in investing activities                               14,113,778         7,091,017       (44,995,337)
                                                                           --------------    --------------    --------------

Financing activities
Sale of common stock to founders                                                        -                 -            80,000
Proceeds from borrowings from shareholders                                              -                 -           850,000
Sale of common stock via public offerings, net of offering costs                        -                 -        61,064,250
Sale of preferred stock via private placements, net of offering costs                   -                 -        52,326,204
Sale of common stock via private placements, net of offering costs                      -                 -        52,307,084
Repurchase of common stock                                                              -                 -            (2,522)
Notes receivable from officers to acquire common stock                                  -                 -          (380,000)
Proceeds from common stock options exercised                                            -            86,992           760,026
Proceeds from common stock warrants exercised                                           -                 -           305,558
Proceeds from employee stock purchase plan                                         70,526           108,061           286,172
Repayment of long-term obligations                                               (576,086)         (827,544)      (12,154,687)

Proceeds from the issuance of long-term obligations                             -                        -               15,844,601
                                                                 ----------------         ----------------         ----------------
Net cash provided/(used) in financing activities                         (505,560)                (632,491)             171,286,686
                                                                 ----------------         ----------------         ----------------
Net increase (decrease) in cash and cash equivalents                   (1,036,083)              (5,156,332)               3,326,403
Cash and cash equivalents at beginning of period                        4,362,486                8,876,990                        -
                                                                 ----------------         ----------------         ----------------
Cash and cash equivalents at end of period                       $      3,326,403         $      3,720,658         $      3,326,403
                                                                 ================         ================         ================

Supplemental schedule of noncash investing and financing
 activities
Acquisition of equipment pursuant to capital lease obligations   $              -         $              -         $        362,425
                                                                 ================         ================         ================
Conversion of convertible debt and related accrued interest
 into common stock                                               $              -         $              -         $        875,918
                                                                 ================         ================         ================
Conversion of preferred stock into common stock                  $              -         $              -         $     52,326,204
                                                                 ================         ================         ================

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations             $        265,361         $        215,042         $      2,704,209
                                                                 ================         ================         ================

                            See accompanying notes

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1998 included in the Company's Form 10-K for the year ended December 31, 1998.

  Certain prior year balances have been reclassified to conform to the current year presentation.


(2) REPORTING COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

  For the three months ended June 30, 1999 and 1998, the Company's comprehensive loss was as follows:

                                                Three months ended
                                           ------------------------------
                                           June 30, 1999    June 30, 1998
                                           -------------    -------------
  Net loss                                   $(9,919,457)    $(5,216,970)
  Other comprehensive gain/(loss):
  Unrealized holding gains/(losses) arising
   during period                                 (77,412)         62,703
                                             -----------     -----------
  Total comprehensive loss                   $(9,996,869)    $(5,154,267)
                                             ===========     ===========

  For the six months ended June 30, 1999 and 1998, the Company's comprehensive loss was as follows:

                                                Six months ended
                                           ------------------------------
                                           June 30, 1998    June 30, 1999
                                           -------------    -------------
  Net loss                                  $(17,979,457)   $(11,428,162)
  Other comprehensive gain/(loss):
  Unrealized holding gains/(losses) arising
   during period                                 (87,959)         92,977
                                            ------------    ------------
  Total comprehensive loss                  $(18,067,416)   $(11,335,185)
                                            ============    ============

(3) CAPITAL STOCK

  The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan"). 285,714 shares of the Company's common stock have been reserved for purchase under the Purchase Plan, under which eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, the Company has issued 33,600 shares to employees in 1999. There is a balance of 156,579 shares reserved for future purchases at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 WHICH IS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

In the fourth quarter of 1995, the Company began to receive revenue under a collaboration agreement with BioChem Pharma, Inc. ("BioChem Pharma") and in the fourth quarter of 1996 the Company began to receive revenue under a collaboration agreement (the "Collaboration Agreement") with subsidiaries of Johnson & Johnson ("Johnson & Johnson"). Under the terms of the Collaboration Agreement, Johnson & Johnson paid 60% of the U.S. development costs in connection with obtaining regulatory approval of lisofylline ("LSF-TM") for use with bone marrow transplants ("BMT"). After exercising its option in 1997, Johnson & Johnson expanded its participation in the development of LSF to include the treatment of patients undergoing induction chemotherapy to treat acute myeloid leukemia ("AML"). In July 1998, after reviewing the results of the Company's Phase III clinical trial for LSF among patients receiving BMT from related donors, in which the primary endpoints were not met, Johnson & Johnson reached an agreement in principle with the Company to revise the Collaboration Agreement. On November 16, 1998, the Company and Johnson & Johnson formally amended the Collaboration Agreement. Under the terms of the amended Collaboration Agreement, Johnson & Johnson agreed to pay the Company $13.1 million for development cost reimbursements for BMT and AML for the year ending December 31, 1998. After reviewing the interim data from the Company's pivotal Phase II/III trial for LSF in patients with acute lung injury and acute respiratory distress syndrome and the results of the Company's pivotal Phase III trial for LSF in patients following induction chemotherapy for AML, which AML data and results are expected to be available later this year, Johnson & Johnson may or may not elect to resume responsibility for the development and commercialization of LSF subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not elect to resume development activities, then the Company will be free to license LSF to other third parties. As of December 31, 1998, the Company had recorded approximately $40.8 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson.

As of June 30, 1999, the Company had incurred aggregate net losses of approximately $140.0 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from sales of equity securities, which have raised aggregate net proceeds of approximately $168.0 million.


RESULTS OF OPERATIONS

  Three months ended June 30, 1999 compared with three months ended June 30, 1998.

  The Company did not record any development cost reimbursements from Johnson & Johnson under the amended Collaboration Agreement during the three months ended June 30, 1999.

Development cost reimbursements for the comparable three month period in 1998 were approximately $4.1 million.

     Research and development expenses increased to approximately $7.3 million for the three months ended June 30, 1999 from approximately $7.2 million for the three months ended June 30, 1998. The Company expects that research and development expenses will increase in future years as the Company expands its research and development programs and undertakes additional clinical trials.

     General and administrative expenses increased to approximately $2.9 million for the three months ended June 30, 1999 from approximately $2.8 million for the three months ended June 30, 1998. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

     Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income decreased to approximately $476,000 for the three months ended June 30, 1999 from approximately $806,000 for the three months ended June 30, 1998. This decrease was associated primarily with interest earnings on lower average cash balances on hand during the second quarter of 1999 when compared to the second quarter of 1998. Interest expense increased to approximately $132,000 for the three months ended June 30, 1999 from approximately $109,000 for the three months ended June 30, 1998. This increase was due primarily to higher average balances of outstanding long-term obligations.

Six months ended June 30, 1999 compared with six months ended June 30, 1998.

     The Company did not record any development cost reimbursements from Johnson & Johnson under the amended Collaboration Agreement during the six months ended June 30, 1999. Development cost reimbursements for the comparable six month period in 1998 were approximately $7.4 million.

     Research and development expenses decreased to approximately $13.7 million for the six months ended June 30, 1999 from approximately $15.0 million for the six months ended June 30, 1998. This decline was due primarily to a decrease in manufacturing and preclinical development activities for LSF. The Company expects that research and development expenses will increase in future years as the Company expands its research and development programs and undertakes additional clinical trials.

     General and administrative expenses decreased to approximately $5.1 million for the six months ended June 30, 1999 from approximately $5.4 million for the six months ended June 30, 1998. This decrease was due primarily to the reduction in operating expenses associated with supporting the Company's research, development and clinical activities. General and administrative expenses are expected to increase to support the Company's expected increase in research, development and clinical trial efforts.

     Investment income decreased to approximately $1.1 million for the six months ended June 30, 1999 from approximately $1.8 million for the six months ended June 30, 1998. This decrease was associated primarily with interest earnings on lower average cash balances on hand during the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. Interest expense increased to approximately $265,000 for the six months ended June 30, 1999 from approximately $215,000 for the six months ended June 30, 1998. This increase was due primarily to higher average balances of outstanding long-term obligations.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through the sale of equity securities and from its collaboration with Johnson & Johnson. As of June 30, 1999, the Company has raised aggregate net proceeds of approximately $168.0 million through the sale of equity securities including public offerings of common stock, private placements of Series A and B convertible stock and common stock, a bridge loan, the exercise of stock options and warrants and the sale of common stock pursuant to the Employee Stock Purchase Plan. In addition, the Company financed the purchase of $16.2 million of property and equipment through financing agreements and capital lease obligations of which approximately $4.0 million remained outstanding as of June 30, 1999.

     At June 30, 1999, the Company had approximately $31.2 million in cash, cash equivalents, short-term investments and interest receivable. The Company invests in U.S. government obligations and other highly rated liquid debt instruments. The Company intends to use the substantial portion of its financial resources to fund its research and development activities with respect to the Company's Apra and PG-TXL programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, and timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the potential resumption by Johnson & Johnson of its obligations under the Collaboration Agreement, the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the ability of the Company to establish collaborative agreements with other companies. A variety of other factors, some of which are beyond the Company's control, could also affect the application of the proceeds.

     The Company also expects to use a portion of its financial resources to add research and product development programs. On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting the Company an exclusive worldwide license to the rights to PG-TXL, a water soluble form of the cancer drug, Taxol(R), and to all potential uses of PG-TXL's polymer technology. Under the terms of the agreement, the Company will fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using PG-TXL's polymer technology. On December 11, 1998, the Company entered into an exclusive option agreement with SynChem Research, Inc. ("SynChem") to acquire an exclusive worldwide license (the "SynChem License") to a novel class of compounds which are inhibitors of tumor angiogenesis. The Company's option to acquire the SynChem license shall be exercisable at the end of a six-month evaluation period upon the payment of an initial license fee. On August 5, 1999, the Company and SynChem amended the option agreement, in which the evaluation period was shortened and the related option fee was reduced. Under the terms of the option agreement as amended, the SynChem License will provide that the Company will fund research, development, manufacture, marketing and sale of anti-cancer drugs using SynChem's copper chelation technology. The Company's research and development expenditures will vary as such research and product development programs are added, expanded or discontinued.

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

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio. As of June 30, 1999, the Company has not entered into any foreign exchange contracts to hedge any exposure in its primary overseas contract because such exposure is immaterial.

     As of June 30, 1999, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $134.1 million and research and development credit carryforwards of approximately $4.9 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

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

     There also can be no assurance that the Company will be able to establish effective sales and distribution capacities or will be successful in gaining market acceptance for any of its products. The Company currently has no internal manufacturing facilities and has no experience in sales, marketing or distribution. The Company currently relies on one third party, ChiRex, Ltd. ("ChiRex"), to manufacture LSF bulk drug under a short-term contract and three suppliers for clinical trial quantities of the finished drug product. The Company's products have never been manufactured on a commercial scale and there can be no assurance that the Company will be able to transition to commercial production. The Company has identified manufacturers with adequate capacity to meet forecasted commercial quantities of LSF; however, there can be no assurance that the Company will be able to enter into a long-term commercial agreement with one or more manufacturers on acceptable terms. There also can be no assurance that the manufacturing facilities of contract manufacturers, including ChiRex, will comply with applicable manufacturing regulations of the FDA or meet the Company's requirements for quality, quantity or timeliness.

     The Company's strategy for commercializing its oncology applications is to establish a strategic alliance with a corporate partner that has an established, skilled, and experienced field sales organization with which to collaborate in the areas of marketing strategy and clinical liaison. There can be no assurance that the Company will be able to establish such a strategic alliance. Should the Company have to market and sell its products directly, it would need to develop a marketing and sales force with technical expertise and distribution capability. The creation of an infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process. There can be no assurance that the Company would be able to develop the necessary marketing and sales capabilities or be successful in gaining market acceptance for its products.

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

     The Company presently believes that the Year 2000 issues can be effectively avoided, and has developed or is developing for each critical activity a contingency plan to allow operations to continue even if significant issues are experienced. The Company has a team assigned to review all information technology systems, all equipment, and vendors of equipment and services that may be impacted by Year 2000 issues.

PART II OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting"). Each share of Common Stock was entitled to one vote per share.

At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

                                    TERM
DIRECTOR NOMINATED                  EXPIRES     VOTES FOR       WITHHELD
----------------------------------------------------------------------------
Max E. Link, Ph.D................   2002        10,069,435      711,517
Terrence M. Morris...............   2002        10,071,335      709,617
Wilfred E. Jaeger................   2002        10,070,435      710,517

Other directors whose terms of office continued after the meeting are as follows: James A. Bianco, M.D., Jack L. Bowman, Jeremy L. Curnock Cook, Mary O'Neil Mundinger, D.P.H., Phillip M. Nudelman, Jack W. Singer, M.D.

The Company's shareholders also ratified the selection of Ernst & Young LLP as the independent auditors for the Company for the year ended December 31, 1999. With respect to this proposal there were 10,167,663 votes cast for the proposal, 435,852 votes cast against the proposal, and 177,437 abstentions.

The foregoing matters are described in detail in the Company's proxy statement dated March 30, 1999 for the 1999 Annual Meeting of Shareholders. No other matters were voted on at the Annual Meeting.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule


     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         CELL THERAPEUTICS, INC.
                                              (Registrant)

Dated: August 16, 1999                       By: /s/ James A. Bianco, M.D.
                                             -----------------------------------
                                             James A. Bianco, M.D.
                                             President and Chief Executive
                                             Officer
                                             (Principal Executive Officer)

Dated: August 16, 1999                       By: /s/ Louis A. Bianco
                                             -----------------------------------
                                             Louis A. Bianco
                                             Executive Vice President,
                                             Finance and Administration
                                             (Principal Financial Officer,
                                             Chief Accounting Officer)

EXHIBIT INDEX


     EXHIBIT NO.         DESCRIPTION
     -----------         -----------


     EXHIBIT 27.1        Financial Data Schedule