Form 10-Q
period 1999-09-30
CELL THERAPEUTICS INC
filed 1999-11-15
CIK 891293

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28386

CELL THERAPEUTICS, INC.
(Exact Name of Registrant As Specified In Its Charter)

Washington	91-1533912
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

201 Elliott Avenue West, Suite 400 Seattle, Washington	98119 (Zip Code)
(Address of Principal Executive Offices)

(206) 282-7100
(Registrant's Telephone Number, Including Area Code)

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 1999

Common Stock, no par value (including associated Preferred Stock Purchase Rights)	15,567,959

This report on Form 10-Q, including all exhibits, contains 17 pages.
The exhibit index is located on page 16.

CELL THERAPEUTICS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1999

TABLE OF CONTENTS
		PAGE
PART I	FINANCIAL INFORMATION	3
ITEM 1:	FINANCIAL STATEMENTS	3
	Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998	3
	Consolidated Statements of Operations -- Three months and nine months ended September 30, 1999 and 1998 and the period from September 4, 1991 (date of incorporation) to September 30, 1999	4
	Consolidated Statements of Cash Flows -- Nine months ended September 30, 1999 and 1998 and the period from September 4, 1991 (date of incorporation) to September 30, 1999	5
	Notes to Financial Statements	6
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
PART II	OTHER INFORMATION	14
ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	14
	SIGNATURES	15
	EXHIBIT INDEX	16

PART I

ITEM 1.   FINANCIAL STATEMENTS

CELL THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$ 4,197,120	$ 4,362,486
Securities available-for-sale	17,166,238	42,072,276
Interest receivable	310,033	637,330
Collaboration agreement receivables	—	3,254,491
Prepaid expenses and other current assets	549,400	920,136

Total current assets	22,222,791	51,246,719

Property and equipment	16,848,172	16,517,674
Accumulated depreciation	(11,153,046)	(9,691,777)

Property and equipment, net	5,695,126	6,825,897

Other assets	84,018	83,879

Total assets	$28,001,935	$ 58,156,495

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 297,472	$ 1,106,832
Accrued expenses	3,988,027	4,816,385
Current portion of long-term obligations	1,114,106	1,180,702

Total current liabilities	5,399,605	7,103,919

Long-term obligations, less current portion	2,989,860	3,887,603
Commitments
Shareholders' equity:
Common Stock, no par value:
	Authorized shares--100,000,000
	Issued and outstanding shares-- 15,567,959 and 15,534,359 at September 30, 1999 and
December 31, 1998, respectively	170,038,677	169,618,635
Notes receivable from officers	(380,000)	(380,000)
Deficit accumulated during development stage	(150,015,949)	(122,070,032)
Accumulated other comprehensive loss	(30,258)	(3,630)

Total shareholders' equity	19,612,470	47,164,973

Total liabilities and shareholders' equity	$ 28,001,935	$ 58,156,495

See accompanying notes.

CELL THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period from September 4, 1991 (Date of Incorporation) To September 30, 1999

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues :
Collaboration agreements	$ —	$ 2,529,609	$ —	$ 9,945,935	$ 34,252,652
Operating expenses:
Research and development	7,948,743	6,143,804	21,617,730	21,171,699	139,005,158
General and administrative	2,236,208	2,578,244	7,340,158	7,957,535	53,772,631

	10,184,951	8,722,048	28,957,888	29,129,234	192,777,789

Loss from operations:	(10,184,951)	(6,192,439)	(28,957,888)	(19,183,299)	(158,525,137)
Other income (expense):
Investment income	343,676	668,225	1,402,517	2,445,965	11,365,019
Interest expense	(125,183)	(81,127)	(390,544)	(296,169)	(2,855,829)

Net loss:	$ (9,966,458)	$(5,605,341)	$(27,945,915)	$(17,033,503)	$(150,015,947)

Net loss per share:
Basic and diluted net loss per share	$ (0.64)	$ (0.36)	$ (1.80)	$ (1.11)

Shares used in computation of basic and diluted net loss per share	15,567,959	15,433,001	15,545,805	15,400,404

See accompanying notes.

CELL THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period From September 4, 1991 (Date of Incorporation) To September 30, 1999

	Nine Months Ended September 30,
	1999	1998
Operating Activities
Net loss	$(27,945,915)	$(17,033,503)	$(150,015,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,461,269	1,374,486	11,551,683
Noncash research and development expense	—	—	1,155,750
Noncash interest expense	—	—	25,918
Noncash rent expense	(100,618)	(52,667)	424,793
Noncash compensation expense	349,515	—	872,624
Investment premium amortization	326,269	134,342	870,501
(Gain)/loss on sale of investment securities	4,387	(33,970)	(27,216)
Changes in assets and liabilities:
Interest receivable	327,297	50,597	(310,033)
Collaboration agreement receivables	3,254,491	528,540	—
Prepaid expenses and other current assets	370,736	(187,277)	(549,400)
Other assets	(139)	8,192	(195,243)
Accounts payable	(809,360)	306,113	297,472
Accrued expenses	(828,358)	(469,827)	3,988,027

Total adjustments	4,355,489	1,658,529	18,104,876

Net cash used in operating activities	(23,590,426)	(15,374,974)	(131,911,071)

Investing activities
Purchases of securities available-for-sale	(18,154,892)	(49,519,215)	(243,237,176)
Proceeds from sales of securities available-for-sale	10,613,646	23,665,471	53,528,629
Proceeds from maturities of securities available-for-sale	32,090,000	43,492,884	171,657,952
Purchases of property and equipment	(330,498)	(2,507,195)	(17,007,564)
Dispositions of property and equipment	—	—	167,300

Net cash provided/(used) in investing activities	24,218,256	15,131,945	(34,890,859)

Financing activities
Sale of common stock to founders	—	—	80,000
Proceeds from borrowings from shareholders	—	—	850,000
Sale of common stock via public offerings, net of offering costs	—	—	61,064,250
Sale of preferred stock via private placements, net of offering costs	—	—	52,326,204
Sale of common stock via private placements, net of offering costs	—	—	52,307,084
Repurchase of common stock	—	—	(2,522)
Notes receivable from officers to acquire common stock	—	—	(380,000)
Proceeds from common stock options exercised	—	86,992	760,026
Proceeds from common stock warrants exercised	—	—	305,558
Proceeds from employee stock purchase plan	70,526	108,061	286,172
Repayment of long-term obligations	(863,722)	(1,350,330)	(12,442,323)
Proceeds from the issuance of long-term obligations	—	2,445,360	15,844,601

Net cash provided/(used) in financing activities	(793,196)	1,290,083	170,999,050

Net increase (decrease) in cash and cash equivalents	(165,366)	1,047,054	4,197,120
Cash and cash equivalents at beginning of period	4,362,486	8,876,990	—

Cash and cash equivalents at end of period	$ 4,197,120	$ 9,924,044	$ 4,197,120

Supplemental schedule of noncash investing and financing activities
Acquisition of equipment pursuant to capital lease obligations	$ —	$ —	$ 362,425

Conversion of convertible debt and related accrued interest into common stock	$ —	$ —	$ 875,918

Conversion of preferred stock into common stock	$ —	$ —	$ 52,326,204

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations	$ 390,544	$ 296,169	$ 2,855,829

See accompanying notes.

CELL THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial information of Cell Therapeutics, Inc. (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1998 included in the Company's Form 10-K for the year ended December 31, 1998.

           Certain prior year balances have been reclassified to conform to the current year presentation.

(2)  REPORTING COMPREHENSIVE INCOME

           For the three months ended September 30, 1999 and 1998, the Company's comprehensive loss was as follows:

	Three months ended
	September 30, 1999	September 30, 1998
Net loss	$(9,966,458)	$(5,605,341)
Other comprehensive gain:
Unrealized holding gains arising during period	61,329	17,932

Total comprehensive loss	$(9,905,129)	$(5,587,409)

           For the nine months ended September 30, 1999 and 1998, the Company's comprehensive loss was as follows:

	Nine months ended
	September 30, 1999	September 30, 1998
Net loss	$(27,945,915)	$(17,033,503)
Other comprehensive gain/(loss):
Unrealized holding gains/(losses) arising during period	(26,630)	110,909

Total comprehensive loss	$(27,972,545)	$(16,922,594)

(3)  CAPITAL STOCK

           The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan"). 285,714 shares of the Company's common stock have been reserved for purchase under the Purchase Plan, under which eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, the Company has issued 33,600 shares to employees in 1999. There is a balance of 156,579 shares reserved for future purchases at September 30, 1999.

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

           In the fourth quarter of 1995, the Company began to receive revenue under a collaboration agreement with BioChem Pharma, Inc. ("BioChem Pharma") and in the fourth quarter of 1996 the Company began to receive revenue under a collaboration agreement (the "Collaboration Agreement") with subsidiaries of Johnson & Johnson ("Johnson & Johnson"). Under the terms of the Collaboration Agreement, Johnson & Johnson paid 60% of the U.S. development costs in connection with obtaining regulatory approval of lisofylline ( "LSF-TM") for use with bone marrow transplants (" BMT"). After exercising its option in 1997, Johnson & Johnson expanded its participation in the development of LSF to include the treatment of patients undergoing induction chemotherapy to treat acute myeloid leukemia ("AML"). In July 1998, after reviewing the results of the Company's Phase III clinical trial for LSF among patients receiving BMT from related donors, in which the primary endpoints were not met, Johnson & Johnson reached an agreement in principle with the Company to revise the Collaboration Agreement. On November  16, 1998, the Company and Johnson & Johnson formally amended the Collaboration Agreement. Under the terms of the amended Collaboration Agreement, Johnson & Johnson agreed to pay the Company $13.1 million for development cost reimbursements for BMT and AML for the year ending December 31, 1998. Within sixty days after receiving both the interim data from the Company's pivotal Phase II/III trial for LSF in patients with acute lung injury ("ALI") and acute respiratory distress syndrome ("ARDS") and the results of the Company's Phase III trial for LSF following induction chemotherapy for AML, both of which are discussed below, Johnson & Johnson may or may not elect to resume responsibility for the development and commercialization of LSF subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson elects not to resume development activities, then the Company will be free to license LSF to other third parties. As of September 30, 1999, the Company had recorded approximately $40.8 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson.

           On May 28, 1999, the Company announced it had received a recommendation from a National Heart, Lung and Blood Institute ("NHLBI") appointed Data Safety and Monitoring Board to discontinue enrollment in the Phase II/III trial of LSF for ALI and ARDS. The decision was based on predetermined criteria, which required a positive trend toward improvement in day 28 survival among the LSF recipients for the trial to continue as a Phase III trial. On May 28, 1999, the NHLBI discontinued enrollment in this trial in accordance with this recommendation.

           On October 11, 1999, the Company announced the results of its Phase III trial for LSF in treating patients with AML. The Phase III trial studied LSF in preventing serious infections among patients undergoing high dose induction chemotherapy for AML. The preliminary endpoint of reduction in the incidence of serious neutropenia-associated infections was not met. The Company announced that it has completed enrollment in its LSF bone marrow transplant trial among unrelated donors and will wind down all other LSF related expenditures and maintain a cash neutral position with respect to further expenditures on this compound.

           In accordance with the amended Collaboration Agreement, the Company is preparing the data from each of these trials for Johnson and Johnson's review. The Company does not anticipate that Johnson and Johnson will elect to resume responsibility for development and commercialization of LSF.

           The Company intends to focus its ongoing development activities on PG-TXL and Apra and to wind down its LSF development program. As a result, the Company expects that its research and development and general and administrative expenses in 2000 will be lower than in previous periods.

           As of September 30, 1999, the Company had incurred aggregate net losses of approximately $150.0 million since its inception. The Company expects to continue to incur significant additional operating losses over the next several years from its research, development and clinical trial efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily from sales of equity securities, which have raised aggregate net proceeds of approximately $168.0 million, and from its collaboration with J&J.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared with three months ended September 30, 1998.

           The Company did not record any development cost reimbursements from Johnson & Johnson under the amended Collaboration Agreement during the three months ended September 30, 1999. Development cost reimbursements for the comparable three month period in 1998 were approximately $2.5 million.

           Research and development expenses increased to approximately $7.9 million for the three months ended September 30, 1999 from approximately $6.1 million for the three months ended September 30, 1998. This increase was predominantly attributed to preclinical and manufacturing development activities for PG-TXL, offset in part by the decrease in manufacturing activities for LSF. The Company intends to substantially reduce its research and development expenses in 2000 as it winds down its LSF related activities, offset in part by anticipated increased research and development expenses in connection with PG-TXL and Apra.

           General and administrative expenses decreased to approximately $2.2 million for the three months ended September 30, 1999 from approximately $2.6 million for the three months ended September 30, 1998. This decrease was due primarily to the reduction in operating expenses associated with supporting the Company's research, development and clinical activities. The Company intends to further reduce its general and administrative expenses in 2000.

           Investment income principally comprises interest income from investment of the Company's cash reserves. Interest expense results primarily from the financing of laboratory and other equipment. Investment income decreased to approximately $344,000 for the three months ended September 30, 1999 from approximately $668,000 for the three months ended September 30, 1998. This decrease was associated primarily with interest earnings on lower average cash balances on hand during the third quarter of 1999 when compared to the third quarter of 1998. Interest expense increased to approximately $125,000 for the three months ended September 30, 1999 from approximately $81,000 for the three months ended September 30, 1998. This increase was due primarily to higher average balances of outstanding long-term obligations.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998.

           The Company did not record any development cost reimbursements from Johnson & Johnson under the amended Collaboration Agreement during the nine months ended September 30, 1999. Development cost reimbursements for the comparable nine month period in 1998 were approximately $9.9 million.

           Research and development expenses increased to approximately $21.6 million for the nine months ended September 30, 1999 from approximately $21.2 million for the nine months ended September 30, 1998. This increase was due primarily to preclinical and manufacturing development activities for PG-TXL and clinical development activities for LSF, offset in part by the decrease in manufacturing and preclinical development activities for LSF. The Company intends to substantially reduce its research and development expenses in 2000 as it winds down its LSF related activities, offset in part by anticipated increased research and development expenses in connection with PG-TXL and Apra.

           General and administrative expenses decreased to approximately $7.3 million for the nine months ended September 30, 1999 from approximately $8.0 million for the nine months ended September 30, 1998. This decrease was due primarily to the reduction in operating expenses associated with supporting the Company's research, development and clinical activities. The Company intends to further reduce its general and administrative expenses in 2000.

           Investment income decreased to approximately $1.4 for the nine months ended September 30, 1999 from approximately $2.4 million for the nine months ended September 30, 1998. This decrease was associated primarily with interest earnings on lower average cash balances on hand during the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. Interest expense increased to approximately $391,000 for the nine months ended September 30, 1999 from approximately $296,000 for the nine months ended September 30, 1998. This increase was due primarily to higher average balances of outstanding long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has financed its operations since inception primarily through the sale of equity securities and from its collaboration with Johnson & Johnson. As of September 30, 1999, the Company has raised aggregate net proceeds of approximately $168.0 million through the sale of equity securities including public offerings of common stock, private placements of Series A and B convertible preferred stock and common stock, a bridge loan, the exercise of stock options and warrants and the sale of common stock pursuant to the Employee Stock Purchase Plan. In addition, the Company financed the purchase of $16.2 million of property and equipment through financing agreements and capital lease obligations of which approximately $3.7 million remained outstanding as of September 30, 1999.

           At September 30, 1999, the Company had $21.7 million in cash, cash equivalents, short-term investments and interest receivable. The Company invests in U.S. government obligations and other highly rated liquid debt instruments. The Company intends to use the substantial portion of its financial resources to fund its research and development activities with respect to the Company's PG-TXL and Apra programs, including preclinical testing, clinical trials and process development activities, and to fund other research and development activities. The amounts actually expended for research and development activities and the timing of such expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical trials, and timing of regulatory submissions and approvals, if any, technological advances, determinations as to the commercial potential of the Company's compounds, and the status and timing of competitive products. The amount of expenditures will also depend upon the timing and availability of alternative methods of financing the Company's research and development activities and preclinical and clinical trials, and the ability of the Company to establish collaborative agreements with other companies. A variety of other factors, some of which are beyond the Company's control, could also affect the amount of the Company's expenditures.

           The Company also expects to use a portion of its financial resources to add research and product development programs. On June 30, 1998, the Company entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting the Company an exclusive worldwide license to the rights to PG-TXL, a water soluble form of the cancer drug, Taxol(R), and to all potential uses of PG-TXL's polymer technology. Under the terms of the agreement, the Company will fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using PG-TXL's polymer technology. On December 11, 1998, the Company entered into an exclusive option agreement with SynChem Research, Inc. ("SynChem") to acquire an exclusive worldwide license (the "SynChem License") to a novel class of compounds which are inhibitors of tumor angiogenesis. The Company's option to acquire the SynChem license shall be exercisable at the end of a six-month evaluation period upon the payment of an initial license fee. Under the terms of the option agreement, the SynChem License will provide that the Company will fund research, development, manufacture, marketing and sale of anti-cancer drugs using SynChem's copper chelation technology. After evaluating the compound, the Company elected not to exercise its option to license the compound from SynChem. The Company's research and development expenditures will vary as such research and product development programs are added, expanded or discontinued.

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

           The Company does not expect to generate a positive cash flow from operations for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs and operating expenses associated with supporting such activities. The Company expects that its existing capital resources and the interest earned thereon will enable the Company to maintain its current and planned operations at least through mid 2000. The Company will need to raise substantial additional capital to fund its operations beyond such time. The Company's future capital requirements will depend on many factors, including the ability of the Company to establish additional collaborative arrangements and the terms of any additional collaborative arrangements that the Company may enter into; the continued scientific progress in the Company's research and development programs; the magnitude of such programs; the progress of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims; the competing technological and market developments; the cost of establishing manufacturing facilities; the cost of commercialization activities and the demand for the Company's products if and when approved.

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

           The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio. As of September 30, 1999, the Company has not entered into any foreign exchange contracts to hedge any exposure in its primary overseas contract because such exposure is immaterial.

           As of September 30, 1999, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $143.8 million and research and development credit carryforwards of approximately $5.2 million. These carryforwards begin to expire in 2007. The Company's ability to utilize its net operating loss and research and development credit carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

FACTORS THAT MAY AFFECT FUTURE RESULTS

           The Company operates in a rapidly changing environment that involves a number of risks, some of which are outside of the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

           The time frame for market success for any of the Company's potential products is long and uncertain. The Company is at an early stage of development and its technology is unproven. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research and development and clinical trial efforts will be successful, that its lead drug candidates, PG-TXL and Apra, or any of its other proposed products, will prove to be safe and efficacious in clinical trials or meet applicable regulatory standards, that unforeseen problems will not develop with the Company's technologies or applications, or that any commercially successful products will ultimately be developed by the Company. The Company faces substantial competition from a variety of sources, both direct and indirect. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete or that the Company will be able to keep pace with technological developments or other market factors.

           A key element of the Company's strategy is to enhance its drug discovery and development programs and to fund its capital requirements, in part, by entering into various collaborative arrangements with corporate partners, as well as academic collaborators and licensors. However, there can be no assurance that the Company will be able to negotiate collaborative arrangements with such third parties or that these collaborations, if entered into, will be on terms favorable to the Company. If the Company is unable to enter into future collaborations with capable partners and on commercially reasonable terms, the development and commercialization of its product candidates would be delayed and possibly postponed indefinitely.

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

           The Company has completed the assessment of its computer systems to determine the extent of modifications required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's systems are all relatively new and PC-based. All of the Company's business software programs, including a Year 2000 compliant fixed asset module installed in the first quarter of 1999, have been evaluated as Year 2000 compliant. In the first quarter of 1999 the Company completed an assessment of its non-information technology ("non-IT") systems. Critical electro-mechanical instruments containing software have been evaluated for Year 2000 compliance. The Company has also initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. During the first quarter of 1999, the Company completed its follow up with these suppliers to determine the extent of alternative sources or contingency plans that are required. The Company presently believes the Year 2000 issue will not pose significant operational problems for its computer systems, non-IT systems or third-party relationships.

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

           The Company presently believes that the Year 2000 issues can be effectively avoided, and has developed for each critical activity a contingency plan to allow operations to continue even if significant issues are experienced. The Company has a team assigned to review all information technology systems, all equipment, and vendors of equipment and services that may be impacted by Year 2000 issues.

PART II  OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
27.1 Financial Data Schedule
(b)	Reports on Form 8-K
None.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: November 15, 1999	By: /s/ James A. Bianco, M.D.

James A. Bianco, M.D.
President and Chief Executive Officer

Dated: November 15, 1999	By: /s/ Louis A. Bianco

Louis A. Bianco
Executive Vice President, Finance and Administration
(Principal Financial Officer, Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 27.1	Financial Data Schedule