Form 10-K
period 1999-12-31
CELL THERAPEUTICS INC
filed 2000-03-24
CIK 891293

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                ----------------

                                   FORM 10-K

                                ----------------

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from  to

                        Commission file number 0-028386

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

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                        Preferred Stock Purchase Rights
                               (Title of classes)

                                ----------------

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

  On March 15, 2000, Cell Therapeutics, Inc. had 21,294,772 outstanding shares of Common Stock. Of those, 17,773,882 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the closing price of such shares on the Nasdaq National Market on March 15, 2000, was approximately $426,573,168. Shares of Common Stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders (Part
                                      III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Overview

  We focus on developing, acquiring and commercializing novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of oncology drugs and drug candidates. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. We plan to submit a NDA for ATO for the treatment of patients with resistant or relapsed APL by the end of March 2000. We received fast-track designation from the FDA for this indication and expect to receive priority review, which would expedite the FDA's review of our application. The FDA's current goal is to act on 90% of priority NDAs within six months of receipt. ATO is also in phase II or III clinical trials for ten other cancer indications. In addition, we are developing a novel cancer drug delivery technology that links chemotherapy drugs to a polymer to improve the efficacy and reduce the side effects of these drugs. Our first application, PG-TXL, is a polyglutamate polymer linked to the active ingredient in Taxol, which is the highest selling chemotherapy agent in the world. We are currently conducting a phase I trial using PG-TXL to treat solid tumors and also are developing other drug conjugates. We have another product candidate, Apra, in a phase II clinical trial for treatment of soft tissue sarcomas.

The Oncology Market

  Overview. Cancer is the second leading cause of death in the United States, resulting in over 550,000 deaths annually. The National Cancer Advisory Board reports that more than 8 million people in the United States have cancer, and it is estimated that one in three Americans will develop cancer in their lifetime. Approximately 1.2 million new cases of cancer are diagnosed each year in the United States.

  The most commonly used methods for treating cancer patients are surgery, radiation and chemotherapy. A cancer patient usually receives a combination of these treatments depending upon the type and extent of the disease. At some point in their disease treatment, 60% of all cancer patients will receive radiation therapy and 50% of all cancer patients will receive chemotherapy. Unfortunately, there are significant limitations and complications associated with radiation and chemotherapy that result in a high rate of treatment failure. The principal limitations of chemotherapy include:

  . treatment related toxicities

  . inability to selectively target killing effects to cancer cells

  . the development of resistance to the cancer killing effects of chemotherapy

  Treatment related toxicities. The majority of current chemotherapy agents kill cancer cells by disrupting the cell division process. Chemotherapy drugs disrupt the process by killing cells once they begin to undergo division and replication. Although this mechanism often works in cancer cells, which grow rapidly through cell division, non-cancerous cells are also killed because they too undergo routine cell division. This is especially true for cells that line the mouth, stomach and intestines, hair follicles, blood cells and reproductive cells (sperm and ovum). Because the mechanism by which conventional cancer drugs work is not limited to cancer cells, their use is often accompanied by toxicities. These toxicities limit the effectiveness of cancer drugs and seriously impact the patient's quality of life.

  Selective targeting of tumor tissue. When administered, chemotherapy drugs circulate through the bloodstream, reaching both tumor and normal tissues. Normal tissues are generally as sensitive as tumor cells to the killing effects of chemotherapy. These toxic effects on normal tissues prevent use of higher, potentially more effective, doses of chemotherapy.

  Chemotherapy resistance. Resistance to the cancer killing effects of conventional chemotherapy drugs is a major impediment to effective treatment of cancer. Approximately 90% of all cancer patients undergoing chemotherapy ultimately develop resistance to chemotherapy and die from their disease. Because many chemotherapy drugs share similar properties, when a tumor develops resistance to a single drug, it may become resistant to many other drugs as well. Drugs that work differently from existing chemotherapies, and are not susceptible to the same mechanisms of resistance, could play a very important role in treating resistant tumors.

Strategy

  Our goal is to become a leading cancer drug company. The key elements of our business strategy are to:

  . Accelerate commercialization by focusing on products that qualify for fast-track designation. We initially develop our cancer drug candidates to treat life threatening types or stages of cancer for which current treatments are inadequate. The FDA has adopted fast-track and priority procedures for accelerating the approval of oncology agents addressing such needs, potentially reducing the time required to bring new drugs to market. Once approved, we would seek to expand the market potential of our products by seeking approval for indications in larger cancer patient populations. We believe this strategy will facilitate more rapid entry into the market for our products and accelerate their acceptance by health care providers and third-party payors.

  . Establish specialized sales and marketing capabilities. We plan to develop our own sales and marketing capabilities in North America and establish collaborations to commercialize our products outside North America. We believe that oncologists and hematologists are a concentrated group of physicians that can be targeted successfully through a relatively small, specialized sales force. We plan to have our own sales force in place in time for us to launch ATO if and when approved by the FDA.

  . Maximize the market opportunity for ATO. A substantial portion of our efforts will be devoted to the further development and commercialization of ATO. We are initially seeking approval of ATO for the treatment of patients with resistant or relapsed APL. If approved, we intend to expand the use of the product into other indications by performing clinical trials independently and in collaboration with the NCI and other cooperative oncology groups. ATO is currently in 14 clinical trials in the United States.

  . Leverage our polymer drug delivery technology. We are applying our patented polymer drug delivery technology to develop improved versions of currently marketed, well known anti-cancer drugs and to newly discovered agents with the goal of improving their ease of administration, side effect profile and effectiveness. Given the proven efficacy of the agents we choose to link to our polymer, we believe this strategy will provide us a broad portfolio of cancer products with less development risk. Furthermore, we believe that linking our polymers to existing drugs will yield patentable subject matter. We also plan to make this technology available to selected collaborators, where linking our polymer to their drugs can improve the efficacy and extend the patent life of their drugs.

  . In-license or acquire complementary products or technologies. We use the expertise of our management, scientific team and scientific advisory board to identify and evaluate potential product opportunities that fit within our overall portfolio strategy. We have identified and acquired attractive oncology product candidates by following three key principles:

    . We focus on identifying products that more selectively target tumor cells (making them potentially less toxic and more effective than existing drugs) and products that kill tumor cells by unique mechanisms of action (making them potentially able to overcome resistance to existing drugs)

    . We leverage key relationships at leading cancer research institutions to uncover potential new product opportunities that meet our criteria

    . We act quickly to secure licensing rights once an attractive opportunity is identified

Products in Development

  The following table summarizes the potential therapeutic indications for, and current development status of, our products in development. Trials designated with an asterisk are being conducted under a Cooperative Development and Research Agreement with the NCI.

-----------------------------------------------------------------------------------------------------------------------------------
    Drug Candidate            Indication/Intended Use                               Status
-----------------------------------------------------------------------------------------------------------------------------------

  ATO (arsenic                                                          NDA being prepared
   trioxide)          Relapsed acute promyelocytic leukemia, or APL
                      Combination with ATRA for first line treatment    Phase III *
                      of APL
                      Refractory multiple myeloma                       Phase II
                      Relapsed or refractory non-Hodgkin's lymphoma,    Phase II *
                      or NHL
                      Relapsed or refractory Hodgkin's lymphoma         Phase II *
                      Relapsed or refractory acute lymphoblastic        Phase II *
                      leukemia, or ALL
                      Relapsed and refractory acute myelogenous         Phase II *
                      leukemia, or AML; secondary leukemia
                      Relapsed or refractory chronic myelogenous        Phase II *
                      leukemia, or CML
                      Advanced hormone refractory prostate cancer       Phase II *
                      Advanced cervical cancer                          Phase II *
                      Advanced renal cell cancer                        Phase II *
                      Combination with ascorbic acid for relapsed and   Phase I/II *
                      refractory multiple myeloma
-----------------------------------------------------------------------------------------------------------------------------------
  PG-TXL(TM)          Advanced cancers not previously treated with      Phase I
                      taxanes
  (polyglutamate      Combination with anthracylines or cisplatin for   Phase I planned
                      earlier stage breast, lung, ovarian cancer
  paclitaxel)         Taxane refractory cancers including breast        Phase II planned
                      and ovarian cancer
-----------------------------------------------------------------------------------------------------------------------------------
  PG-CPT              Treatment of advanced colon cancer and other      Preclinical
  (polyglutamate      cancers
  camptothecin)
-----------------------------------------------------------------------------------------------------------------------------------
  Apra(TM)            Second line treatment for soft tissue sarcoma     Phase II
                      Treatment of hormone/chemotherapy-resistant       Phase II
                      prostate cancer
                      Combination with cisplatin for non-small cell     Phase I planned
                      lung cancer other advanced cancers
-----------------------------------------------------------------------------------------------------------------------------------

Arsenic Trioxide (ATO)

  We are developing ATO initially for the treatment of patients with drug resistant or relapsed APL and are planning to submit our NDA by the end of March 2000. ATO is a synthetic version of arsenic, a natural element. ATO appears to work by forcing immature cancer cells to self destruct through a process called programmed cell death or apoptosis. Apoptosis is a normal part of a normal cell's life cycle. Because cancer is often associated with a malfunction of the normal process of apoptosis, drugs that can induce apopotosis offer the hope of affecting cancer cells more selectively without the typical toxic side effects of conventional treatments. Direct induction of apoptosis represents a new method of killing tumor cells that is different from that of the majority of conventional cancer drugs. As a result, in addition to its use as single agent therapy, ATO may work well when administered in combination with other cancer therapies to produce more durable cancer response rates.

  The FDA has granted ATO fast track designation based on the fact that APL is a life threatening cancer that can result in rapid death if not treated promptly and that the use of ATO may result in remissions in patients who have not been able to attain remissions using currently approved drugs. If ATO is approved for the first indication, we plan on expanding the use of ATO in other cancers such as multiple myeloma, lymphoma, other leukemias and solid tumors if clinical trials results indicate that ATO can lead to major responses. More than 150 patients have received ATO in the United States and 14 clinical trials of ATO are underway.

  We intend to protect ATO by obtaining orphan drug exclusivity in the U.S. and Europe. When granted orphan exclusivity, products usually receive seven years of marketing exclusivity in the U.S. and 10 years in the E.U. We have received orphan drug designation for the use of ATO in APL and have filed for orphan drug designation, the first step toward orphan drug exclusivity, for multiple myeloma, myelodysplasia and non-Hodgkin's lymphoma. We also plan to pursue orphan drug designation for other indications. In addition, we have exclusive rights to several patent applications filed by Memorial Sloan-Kettering Institute and the Sam Waxman Cancer Foundation which cover methods of treating a variety of cancers and conditions with ATO.

  ATO for Acute Promyleocytic Leukemia. APL is a malignant disorder of the white blood cells which typically occurs in patients over the age of 30. Approximately 1,500 to 2,000 patients are diagnosed with APL each year in the United States. Current treatment for APL includes the use of all-trans retinoic acid, commonly called ATRA, followed by anthracyline based chemotherapy. Without chemotherapy, 90% of patients will relapse within 6 months of ATRA treatment. Combined with chemotherapy, still only about 50% of APL patients will survive three years or longer. The high treatment failure rates may be explained by the fact that combination treatment results in eradication of the mutant APL gene in the bone marrow in only 20% to 30% of patients. For patients who relapse following ATRA and chemotherapy, survival rates are low, with median survival being limited to just four to five months and only approximately 20% of patients surviving one year. Moreover, these patients are exposed to, and some actually die from, the toxic effects of high cumulative doses of anthracycline chemotherapy.

  The initial pilot trial results and accompanying editorial were published in the November 5, 1998 issue of The New England Journal of Medicine. The results of this study were confirmed in a recently completed pivotal trial whose preliminary results were presented at the 1999 Annual Meeting of the American Society of Hematology. As reported in the two trials, 30 of 34 (88%) patients with resistant APL and 16 of 18 (89%) patients with relapsed APL achieved a complete remission with ATO.

  Investigators reported that in the pivotal trial, 40 patients with relapsed APL following chemotherapy and/or bone marrow transplants were treated with low dose intravenous ATO over a one to two hour daily infusion until remission was achieved. Patients required on average 30 days of treatment and, following a month off treatment, received an additional 25 days of maintenance therapy. Of the 40 patients treated, 34 patients (85%) achieved a complete response, with 73% of the patients demonstrating molecular eradication of the malignant APL gene on bone marrow testing. Although the median survival has not yet been reached, median survival already exceeds 12 months, substantially higher than the four to five months generally observed in these patients. Side effects of ATO noted in that study by the investigators were mild and manageable, for the most part, as outpatients. The most common side effects included fever, weight gain, fatigue, skin rash, numbness in the hands and an asymptomatic change in electrocardiogram, or EKG.

  Based on these results, we plan to submit a NDA in the United States by the end of March 2000 and for marketing approval in Europe by the end of the year. Also, given the high complete response rates reported for ATO in the end-stage, salvage therapy setting for APL, the NCI is currently conducting a randomized phase III of ATRA and ATO as first line therapy for APL. If successful, we would plan to file a supplemental NDA for ATO as first line treatment for APL.

  ATO for Multiple Myeloma. Multiple myeloma is a malignant disease of the bone marrow that is invariably fatal. It is the second most common blood cell malignancy, affecting approximately 40,000 people in the United States with over 13,000 new cases reported annually. The disease is initially treated with oral chemotherapy drugs. Once the disease can no longer be controlled with oral drugs, treatments include aggressive high dose chemotherapy, bone marrow transplant and recently, thalidomide. Fewer than 50% of patients experience a response to these treatment options.

  In December 1999, investigators reported interim results of a phase II study conducted at the University of Arkansas on the use of ATO in nine patients with advanced stage multiple myeloma who had failed treatment with high dose chemotherapy and bone marrow transplants and who had also failed treatment with thalidomide. Three of nine patients (33%) had a response to ATO. However, only four patients had completed more than 30 days of ATO therapy at the time of the report, of which two had a major response (>50% reduction in myeloma protein levels), one had stable disease and one progressed. The investigators concluded that ATO had activity in end stage, high risk myeloma and should be investigated in earlier stage disease prior to use of thalidomide. We are currently conducting a phase II trial of ATO in earlier stage myleoma. In addition, the NCI is conducting a phase I/II trial of ATO in combination with ascorbic acid for treating relapsed and refractory myeloma. We are seeking orphan drug designation for the treatment of myeloma with ATO.

  ATO for Advanced Hematologic Malignancies. Hematologic malignancies are cancers of the blood system, and include leukemias and lymphomas. In 1998, more than 80,000 people had acute and chronic leukemia and approximately 31,000 new cases are diagnosed annually in the United States. Non-Hodgkin's lymphoma affects almost 180,000 people in the United States, with approximately 55,000 new cases reported in the U.S. in 1999. For patients who relapse, fewer than 25% survive five years, with the majority dying within 14 months of relapse. Clinical trials with ATO have demonstrated encouraging responses in advanced leukemias other than APL and myeloma, including CML, AML and myelodysplasia. Promising results have also been achieved in advanced lymphomas including non-Hodgkin's lymphoma. The NCI is conducting six phase II or phase III clinical trials investigating the utility of ATO in treating advanced leukemia and lymphoma. If these trials are successful and provide sufficient data, we intend to use data from these trials, where appropriate, to support additional uses and indications for ATO.

  ATO for Solid Tumors. Solid tumors include malignancies that develop in various tissues throughout the body, as opposed to hematologic cancers described above. Genitourinary cancers, such as cervical, renal cell and prostate cancer, affect approximately 850,000 patients in the United States, with over 240,000 new cases diagnosed annually. Preclinical tests and clinical trials have demonstrated that ATO may have significant anti-tumor activity among patients with cervical, renal cell and prostate cancer. The NCI is currently conducting three phase II trials in these cancers to further evaluate these preliminary observations. If these trials are successful and provide sufficient data, we intend to use the information from these trials and new trials in other solid tumors to extend the indications of ATO.

Polyglutamate Drug Delivery Technology

  We are also developing a new way to deliver cancer drugs more selectively to tumor tissue with the goal of reducing the toxic side effects and improving the anti-tumor activity of existing chemotherapy agents. Our technology links cancer drugs to proprietary polyglutamate polymers. Polyglutamate, which we call PG, is a biodegradable polymer made of glutamic acid, a naturally occurring amino acid. To build these polymers, we repetitively link together glutamic acid molecules to an optimized size. Unlike blood vessels found in normal tissues, tumor blood vessels contain openings or pores. Because of these pores, tumors are more permeable to molecules, such as our PG polymers, that are within a specific size range. As the polymer, carrying its tumor killing drug, circulates in the bloodstream and passes through the tumor blood vessels, it becomes trapped in the tumor tissue allowing a significantly greater percentage of the anticancer drug to accumulate preferentially in tumor tissue as compared to normal tissue. The toxicity of the chemotherapy drug may be further reduced because the drug is inactive as long as it is bound to the polymer. Once the polymer drug conjugate enters the tumor, the polymer is digested, freeing the cancer killing drug.

  Based on preclinical animal studies, we believe that our polyglutamate-chemotherapy drug conjugates may be able to achieve a number of benefits over existing chemotherapy drugs:

  . More drug reaches the tumor

  . Increased efficacy using the same amount of drug

  . Ability to use higher doses of the active drug

  . Less toxicity at the same or higher doses of drug

  . Broader applicability due to differentiated tumor uptake mechanism

  . Potential to overcome resistance to the underlying chemotherapy drug

  In addition, we believe that linking our polymers to existing drugs will yield patentable subject matter and that our polymer-drug conjugates will not infringe any third-party patents covering the underlying drug. However, there can be no assurance that we will receive a patent for our polymer conjugates or that we will not be challenged by the holder of a patent covering the underlying drug.

  We licensed the worldwide exclusive rights to PG and related polymers and their applications from PG-TXL Company in 1998. The technology was originally developed at the MD Anderson Cancer Center. The initial patent, which issued in November 1999, covers the ability to use PG coupled with commonly used cancer drugs such as paclitaxel, docetaxel, etopside, teniposide, camptothecin or epothilone. These drug classes represented over 40% of U.S. chemotherapy sales in 1998.

  Our strategy is to use this novel polymer to build a portfolio of potentially safer and more effective versions of well-known anti-cancer agents. We believe that our PG drug development program may lower the risks inherent in developing new drugs because we are linking PG to well defined and widely used chemotherapy drugs. We are initially focusing our development efforts on applying PG to two of the fastest growing classes of anticancer drugs, taxanes and the camptothecins.

  PG-TXL(TM) (polyglutamate paclitaxel). PG-TXL is PG linked to paclitaxel, the active ingredient in Taxol, the world's best selling cancer drug. Taxol is difficult to administer because it must be mixed in castor oil and ethanol, which is toxic when given intravenously, and requires a lengthy three hour intravenous infusion. PG-TXL is 80,000 fold more water soluble than paclitaxel, allowing it to be administered in just two tablespoons of water in minutes. Also, because PG-TXL is water soluble, its administration should not require premedication with steroids and antihistamines to prevent severe reactions. PG-TXL may also allow for delivery of higher doses that can be achieved with the currently marketed version of paclitaxel.

  It is estimated that more than 2 million people have breast, ovarian, lung and colon cancer, with more than 470,000 new cases diagnosed each year in the United States. Despite the difficulties associated with administration and serious dose limiting toxicities, 1999 U.S. sales of Taxol and Taxotere grew to $1.2 billion, with worldwide sales approaching $2.0 billion. The majority of taxane usage has been in breast, ovarian and lung cancer indications. Most recently, Taxol received approval as a first line treatment in node positive breast cancer, which is expected to add up to an additional 75,000 eligible patients annually in the U.S.

  We have performed multiple preclinical animal studies using PG-TXL and comparing PG-TXL to paclitaxel alone. Our results suggested superior efficacy and lower toxicity for PG-TXL, and an ability for PG-TXL to treat tumors resistant to Taxol. Specifically:

  . In animal testing, when administered at equivalent doses of paclitaxel, treatment with PG-TXL cured established breast cancer tumors whereas treatment with paclitaxel only slowed tumor growth by several days.

  . When examined for the ability of PG-TXL to accumulate in tumor tissue, administration of PG-TXL to tumor bearing animals resulted in 600% more paclitaxel reaching the tumor than an equivalent dose of paclitaxel alone. At the end of seven days, there was still as much paclitaxel in the tumor being released from the polymer than the maximum amount that was achieved on day one with free paclitaxel.

  . PG-TXL significantly enhanced anti-tumor activity in tumors that are resistant to the killing effects of paclitaxel suggesting the polymer may expand the potential utility of paclitaxel to a wider population of cancer types than the currently available form of the drug can achieve.

  The Cancer Research Campaign is currently sponsoring a U.K. phase I clinical trial of PG-TXL which we expect to be completed by the end of 2000. We plan to begin phase II trials in the U.S. and the U.K. in the second half of 2000. Our registration strategy for PG-TXL is to examine its potential safety and efficacy as single agent therapy in solid tumors that either have become unresponsive to Taxol or Taxotere or for which Taxol and Taxotere are not indicated. We believe this strategy could allow us to accelerate the development and regulatory submission for PG-TXL under the FDA fast track program. We also intend to investigate the safety and efficacy of PG-TXL when used in combination with drugs commonly used in first line treatment regimens in combination with Taxol or Taxotere, such as cisplatin or doxorubicin.

  The phase I trial is testing PG-TXL in patients with cancers who have failed other chemotherapies but who have not previously been treated with taxanes such as Taxol or Taxotere. We expect to enroll 12 to 18 patients to determine the maximum tolerated dose of PG-TXL when administered by a 10 to 30 minute infusion every three weeks. We chose to initiate human trials in the U.K. because of the CRC's experience with polymer cancer drug conjugates and because of the ability to perform trials in patients who have not received taxol. We believe this data will expedite initiation of phase II testing in the United States.

  PG-CPT (polyglutamate camptothecin). PG-CPT (polyglutamate camptothecin) is camptothecin linked to PG. Camptothecins are an important and rapidly growing class of anticancer drugs. However, like taxanes, their full clinical benefit is limited by poor solubility and significant toxicity. To avert solubility limitations, oral analogs such as Hycamtin and Camptosar were developed. However, conversion to oral dosage forms has been accompanied by a reduction in antitumor potency. Despite these limitations, camptothecins are becoming standard drugs in the treatment of advanced colon, lung and ovarian cancer. U.S. sales for camptothecins exceeded $330 million in 1999.

  Linking camptothecin to PG renders it water soluble and in animal studies permits up to 400% more drug to be administered without an increase in toxicity. PG-CPT demonstrated significantly enhanced anti-tumor activity in animal models of lung, colon and breast cancer, with up to 500% improvement over the free drug. We are currently optimizing a camptothecin for selection as a clinical development candidate and plan to file an IND by mid 2001.

Apra

  Apra belongs to a new class of cancer drugs, called phospholipid regulators, developed by our scientists. At effective concentrations, Apra selectively kills tumor cells but spares normal cells. Also, because the structure and mechanism of action for Apra are unique, tumors that are or become resistant to standard anti-cancer drugs may not be resistant to Apra. Preclinical studies have demonstrated that Apra, when used in combination with conventional agents such as the widely used cancer drug cisplatin, can sensitize tumors to the killing effects of cisplatin making the combination treatment more effective than either agent used alone.

  We are currently conducting two phase II trials of Apra in patients with drug resistant soft tissue sarcoma and prostate cancer. The FDA has granted orphan drug designation for Apra in the treatment of both sarcoma and refractory prostate cancer. Our strategy is to initially pursue fast track designation for sarcoma and then seek to expand the potential indications of the drug by investigating it in combination with conventional cancer drugs for larger disease indications such as non-small cell lung cancer and prostate cancer.

  Apra for Sarcoma. Sarcomas are malignant tumors of the muscle, cartilage or cells which make up the connective tissues of other organs. Over 12,000 patients have sarcoma in the United States, with 7,000 new cases diagnosed each year. First line chemotherapy treatment for sarcomas consists primarily of anthracycline therapy, which produces responses in approximately 10% to 20% of patients. Patients with sarcoma that do not respond to chemotherapy generally die within 12 months.

  We previously completed two phase I trials in 52 patients with end stage cancers which provide preliminary data on the maximum tolerated dose, safety and potential efficacy of Apra when used alone in the treatment of advanced stage cancers. Among those 52 patients, 17 had advanced stage sarcoma. Six of 17 (35%) had a response with 5 of 6 (83%) remaining alive a median of 19 months from commencing therapy. Based on these results, we initiated a phase II trial of Apra as second line treatment for sarcoma. In November 1999, investigators reported encouraging data among the first 24 evaluable patients. Based upon the responses that were observed in a particular subtype of sarcoma called gastrointestinal stromal cell sarcoma, or GIST, we announced we were expanding the size of the sarcoma trial from 40 patients to 80 patients. We expect to complete enrollment for this trial by the end of 2000.

  Apra for Treatment of Other Cancers. We are also investigating whether the combination of Apra with cisplatin, a commonly used cancer drug for solid tumors, can result in better tumor response rates than with cisplatin alone. We intend to initiate a phase Ib trial of Apra in combination with cisplatin for lung cancer and other advanced cancers in the second half of 2000. Our strategy is to expand the use of Apra over time to larger cancer markets such as lung cancer and prostate cancer where Apra may improve efficacy when combined with conventional cancer drugs.

Collaboration and Licensing Arrangements

  BioChem Pharma. We have a collaboration and supply agreement with BioChem Pharma for the development and commercialization of Apra in Canada. Under this collaboration agreement, BioChem Pharma will be responsible for obtaining regulatory approval for Apra in Canada. Although BioChem Pharma will have no obligation to conduct any research and development activities, it will have the right to have us perform clinical trials in Canada at BioChem Pharma's expense. BioChem Pharma will have the exclusive right to commercialize Apra in Canada, subject to the payment of royalties to us. We will also receive payments under the collaboration agreement if certain milestones are achieved. BioChem Pharma may terminate this agreement with respect to any product at any time for any reason upon 30 days' notice.

  PG-TXL Company, L.P. On June 30, 1998, we entered into an agreement with PG-TXL Company, L.P. granting us an exclusive worldwide license for the rights to PG-TXL and to all potential uses of PG-TXL Company's polymer technology. Under the terms of the agreement, we acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments upon the attainment of significant development milestones, as defined in the agreement. We are obligated to meet certain development requirements by June 30, 2002 to maintain these exclusive license rights.

  Johnson & Johnson. In November 1996, we entered into a Collaboration and License Agreement with Johnson & Johnson for the joint development and commercialization of lisofylline. Neither party is currently pursuing any further development of lisofylline at this time.

Patents and Proprietary Rights

  We dedicate significant resources to protecting our intellectual property. We have acquired through our acquisition of PolaRx rights to four pending patent applications covering dosage formulations, methods of administration and methods of use for various forms of arsenic trioxide and related compounds. We have exclusive rights to one issued patent and 21 U.S. and foreign pending patent applications relating to our polymer drug delivery technology. Thirteen issued U.S. patents cover the chemical entity, pharmaceutical compositions and methods of use of Apra and related compounds. We intend to file additional patent applications when appropriate, with respect to improvements in our core technology and to specific products and processes that we develop. There can be no assurance that any patents will issue from any present or future applications or, if patents do issue, that such patents will be issued on a timely basis or that claims allowed on issued patents will be sufficient to protect our technology. In addition, there can be no assurance that the patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to us. With respect to such issued U.S. patents or any patents that may issue in the future, there can be no assurance that they will effectively protect the technology involved, foreclose the development of competitive products by others or otherwise be commercially valuable.

  We have sought and intend to aggressively seek patent protection in the United States, Europe and Japan to protect any products that we may develop. We also intend to seek patent protection or rely upon trade secrets to protect certain of our enabling technologies that will be used in discovering and evaluating new drugs which could become marketable products. However, there can be no assurance that such steps will effectively protect the technology involved. To protect any such trade secrets and other proprietary information, we rely on confidentiality and material transfer agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for breach or that our trade secrets will not otherwise become known or independently discovered by competitors. We also have members of our Scientific Advisory and Clinical Boards, our consultants and, in most cases, our employees enter into agreements requiring disclosure to us of ideas, developments, discoveries or inventions conceived during employment or consulting and assignment to us of proprietary rights to such matters related to our business and technology.

Manufacturing

  We currently use, and expect to continue to be dependent upon, contract manufacturers to manufacture each of our product candidates. We have established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that our products are manufactured in accordance with cGMPs and other applicable domestic and foreign regulations. There can be no assurance that these manufacturers will meet our requirements for quality, quantity or timeliness.

  We will need to develop additional manufacturing resources, and may seek to enter into additional collaborative arrangements with other parties which have established manufacturing capabilities or may elect to have a third party manufacture our products on a contract basis. We have an agreement with a third-party vendor to furnish ATO, PG-TXL and Apra drug substances for clinical studies and in the case of ATO, for initial commercial launch, if and when approved by the FDA. We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar standards imposed by foreign regulators. Contract manufacturers may violate cGMPs, and the FDA has intensified its oversight of drug manufacturers. There can be no assurance that the FDA would not take action against a contract manufacturer who violates cGMPs. Such actions may include requiring the contract manufacturer to cease its manufacturing activities.

Marketing

  We intend to develop our own sales and marketing infrastructure in North America to commercialize our portfolio of oncology products. We plan to enter into commercialization arrangements to market our products outside of North America.

  We have no experience in marketing, sales or distribution. We believe, however, that the United States oncology market is accessible by a limited marketing staff and field sales organization. This market is highly concentrated. It is comprised primarily of the approximately 5,000 physicians who order the vast majority of cancer therapeutics.

Competition

  Competition in the pharmaceutical and biotechnology industries is intense. We face competition from a variety of companies focused on developing oncology drugs. We compete with large pharmaceutical companies and with other specialized biotechnology companies. Many of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well funded research and development programs.

  We expect to encounter significant competition for the principal pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Accordingly, the relative speed with which we and any future collaborators can develop products, complete preclinical testing and clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us. In some instances, such products have already entered late-stage clinical trials or received FDA approval. Significant levels of research in biotechnology, medicinal chemistry and pharmacology occur in academic institutions, governmental agencies and other public and private research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting and retaining skilled scientific talent.

  We believe that our ability to compete successfully will be based on our ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market our products either alone or through outside parties. We will continue to seek licenses with respect to technology related to our field of interest and may face competition with respect to such efforts.

Government Regulation

  The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("the FDCA") and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

  Drug Approval Process. None of our drugs may be marketed in the U.S. until the drug has received FDA approval. We have not yet submitted an application for approval for any of our drug product candidates. The steps required before a drug may be marketed in the U.S. include:

  . preclinical laboratory tests, animal studies, and formulation studies

  . submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin

  . adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication

  . submission to the FDA of a NDA

  . satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Procedures ("cGMP") and

  . FDA review and approval of the NDA.

  Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in FDA allowing clinical trials to begin.

  Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

  Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can be no assurance that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

  Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA will issue an approval letter. If the FDA evaluates the NDA submission or manufacturing facilities as not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Even if we submit the requested additional information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

  FDA's "fast track" program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We have received fast track designation for ATO for the treatment of patients with drug resistant or relapsed APL and we intend to seek to have some of our other drug products designated as fast track products, with the goal of reducing review time. There can be no guarantee that FDA will grant any of our additional requests for fast track designation, that any fast track designation would affect the time of review, or that FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product's use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience), and can be conditioned on the performance of additional clinical studies after approval.

  FDA procedures also provide priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis, or prevention of a disease.
NDAs that are granted priority review are intended to be acted upon more quickly than NDAs given standard review. FDA's current goal is to act on 90% of priority NDAs within six months of receipt. We anticipate seeking priority review of ATO for the indication of relapsed APL and intend to do so with regard to some of our other drug candidates. There can be no guarantee that FDA will grant priority review status in any instance, that priority review status will affect the time of review, or that FDA will approve the NDA submitted for any of our drug candidates, whether or not priority review status is granted.

  Post-Approval Requirements. If FDA approval of one or more of our drug products is obtained, we will be required to comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We use and will continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and we cannot be sure that future FDA inspections will not identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

  Orphan Drug. The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

  We have obtained orphan drug designation for ATO to treat patients with drug resistant or relapsed APL, and for Apra to treat patients with soft tissue sarcoma and refractory prostate cancer. We have also filed for orphan drug designation for ATO for the treatment of patients with refractory multiple myeloma, myelodysplasia, and non-Hodgkins lymphoma. However, we cannot be sure that ATO will receive an orphan drug designation for these indications, or that ATO, Apra, or any of our drug products will receive orphan drug exclusivity for any indication. Also, it is possible that our competitors could obtain approval, and attendant orphan drug exclusivity, for products that would preclude us from marketing our products for specified indications for some time.

  Non-United States Regulation. Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that even if a product is approved by a regulatory authority, satisfactory prices will be approved for such product.

Environmental Regulation

  In connection with its research and development activities and its manufacturing materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with these laws, regulations and policies in all material respects and has not been required to take any significant action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Employees

  As of March 15, 2000, we employed 97 individuals, including 35 holding doctoral or other advanced degrees. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

Scientific and Clinical Advisory Boards

  We have a Scientific Advisory Board which consists of recognized scientists with expertise in the fields of immunology, cell and molecular biology, and synthetic and medical chemistry. Our Scientific Advisory Board meets with our management and key scientific employees on a semi-annual basis and in smaller groups or individually from time to time on an informal basis. The members assist us in identifying scientific and product development opportunities, reviewing with management the progress of our specific projects and recruiting and evaluating our scientific staff. We also have a Clinical Advisory Board which assists us from time to time on clinical matters.

  The following are members of our Scientific Advisory Board:

  Lewis Cantley, Ph.D., is a noted authority in cellular biochemical signaling pathways that employ phosphatidyl inositol and its metabolites and is the discoverer of one of the most critical enzymes in those pathways, the PI3 Kinase. He is currently Professor of Cell Biology at Harvard Medical School and Chief of the Division of Signal Transduction in the Department of Medicine, Beth Israel Hospital, Boston and the author of over 180 publications.

  Edward A. Dennis, Ph.D., is the Vice Chair of Medical Biochemistry at the University of California, San Diego. He is a noted authority on phospholipases, cell signaling and phospholipid metabolism. Dr. Dennis serves on the Scientific Advisory Board and Management Committee of, and chairs the Management Executive Board of, the Keystone Symposia. He sits on the Editorial Board of the Journal of Cellular Biochemistry and on the Publications Committee of the American Society for Biochemistry and Molecular Biology. He has authored over 185 manuscripts.

  Edwin Krebs, M.D., is a Professor Emeritus, Department of Pharmacology and Biochemistry, at the University of Washington in Seattle and a Senior Investigator Emeritus at the Howard Hughes Medical Institute. He is a recognized authority on mechanisms of action of second messengers, including protein kinases and phosphorylation reactions. He is the recipient of numerous awards and honors and has authored 297 manuscripts. In 1992, Dr. Krebs was awarded the Nobel Prize in Physiology of Medicine for his work on second messenger pathways.

  L. Jackson Roberts, II, M.D., is an internationally recognized authority on the oxidative metabolism of polyunsaturated fatty acids. He is known for having identified PGD2 on the major mast cell lipid mediator and, more recently, for having originated the field of studying non enzymatically-generated prostanoids, including the isprostanes and neuroprostanes. He is currently Profession of Pharmacology and Medicine at Vanderbilt University and is the author of over 170 publications.

  The following are members of our Clinical Advisory Board:

  Donnall Thomas, M.D., is the Chairman of our Clinical Advisory Board. He is the former Associate Director of Clinical Research and presently a Professor Emeritus at the Fred Hutchinson Cancer Research Center, of which he was a founding member. His research has spanned a wide array of fields from radiation biology to developmental immunology, and from cancer causing genes to gene transfer therapies. For his pioneering work in bone marrow transplant, Dr. Thomas was awarded the Nobel Prize for Medicine in 1990. Among the other honors awarded to Dr. Thomas in recognition of his medical research are the American Cancer Society Award for Distinguished Service in Basic Research and the Kettering Prize of the General Motors Cancer Research Foundation. He is a member of the U.S. Academy of Sciences.

  Karen H. Antman, M.D., is the Chief of the Division of Medical Oncology, College of Physicians & Surgeons of Columbia University. Dr. Antman is an expert in emerging treatment strategies for solid tumors, notably breast cancer and sarcomas. From 1994 to 1995 she served as President of the American Society of Clinical Oncology. Since 1993, Dr. Antman has served on the Sarcoma Committee of the Southwest Oncology Groups, and has been its chairperson since 1995. From 1993 to 1994 she was program committee chair of the American Association for Cancer Research. She is on the editorial board of several prestigious journals, including Associate Editor of The New England Journal of Medicine.

Factors Affecting Our Operating Results

  This annual report on Form 10-K contains "forward-looking" statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-K.

If we do not successfully develop products, we may be unable to generate any revenue.

  Our leading drug candidates, arsenic trioxide, or ATO, PG-TXL and Apra, are currently in clinical trials. These clinical trials of the drug candidates involve the testing of potential therapeutic agents, or effective treatments, in humans in three phases (phases I, II, and III) to determine the safety and efficacy of the drug candidates necessary for an approved drug. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including CTI, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. As a result, we are no longer developing lisofylline as a potential product. In addition, data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. The clinical trials of ATO, PG-TXL and Apra or any of our future drug candidates may not be successful.

  Many of our drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. We are dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. The failure to generate such revenues may preclude us from continuing our research and development of these and other product candidates.

Even if our drug candidates are successful in clinical trials, they may not be successfully commercialized.

  Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. All of our compounds currently are in research or development, and none has been submitted for marketing approval. There can be no assurance that any of our other compounds will enter human clinical trials on a timely basis, if at all, or that we will develop any product candidates suitable for commercialization. Prior to commercialization, each product candidate will require significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may:

  . be found ineffective or cause harmful side effects during preclinical testing or clinical trials

  . fail to receive necessary regulatory approvals

  . be difficult to manufacture on a large scale

  . be uneconomical to produce

  . fail to achieve market acceptance

  . be precluded from commercialization by proprietary rights of third parties

  We cannot assure you that our product development efforts or that our collaborative partners' efforts will be successfully completed, that required regulatory approvals will be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance.

Several of our drug candidates are based on novel technologies that have not yet been proven.

  Many of our product candidates are based upon novel delivery technologies which we are using to discover and develop drugs for the treatment of cancer. This technology has not been proven. Furthermore, preclinical results in animal studies may not predict outcome in human clinical trials. Our product candidates may not be proven safe or effective. If this technology does not work, our drug candidates may not develop into commercial products.

Our clinical trials could take longer to complete than expected.

  Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. We cannot assure you that clinical trials involving our product candidates will commence or be completed as forecasted. We have limited experience in conducting clinical trials. In certain circumstances we rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We cannot assure you that these trials will commence or be completed as we expect or that they will be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could delay or prevent the commercialization of our products and harm our business.

If we continue to incur net losses, we may not achieve or maintain profitability.

  We were incorporated in 1991 and have incurred a net operating loss every year. As of December 31, 1999, we had an accumulated deficit of approximately $158.4 million. We have not generated any product revenue from sales to date. We may never generate revenue nor become profitable, even if we are able to commercialize any products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we fail to adequately protect our intellectual property, our competitive position could be harmed.

  Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to:

  . obtain patent protection for our products or processes both in the United
    States and other countries

  . protect trade secrets

  . prevent others from infringing on our proprietary rights

  In particular we believe that linking our polymers to existing drugs will yield patentable subject matter. We do not believe that our polymer-drug conjugates will infringe any third-party patents covering the underlying drug. However, there can be no assurance that we will receive a patent for our polymer conjugates or that we will not be challenged by the holder of a patent covering the underlying drug.

  The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotech patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease.

  We cannot assure you that patent applications in which we have rights will ever issue as patents or that the claims of any issued patents will afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our orphan drug designations or patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

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

If any of our license agreements for intellectual property underlying ATO, PG-TXL or any other product are terminated, we may lose our rights to develop or market that product.

  Patents issued to third parties may cover our products as ultimately developed. We may need to acquire licenses to these patents or challenge the validity of these patents. We may not be able to license any patent rights on acceptable terms or successfully challenge such patents. The need to do so will depend on the scope and validity of these patents and ultimately on the final design or formulation of the products and services that we develop.

  We have licensed intellectual property, including patent applications from Memorial Sloan Kettering Cancer Institute, Samuel Waxman Cancer Research Foundation, Beijing Medical University and others, including the intellectual property underlying our most advanced product candidate, ATO. We have also in-licensed the intellectual property relating to our polymer drug delivery technology, including PG-TXL. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under that license. We may not be able to meet our obligations under these licenses. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology.

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

  Although we attempt to monitor the patent filings of our competitors in an effort to guide the design and development of our products to avoid infringement, third parties may challenge the patents that have been issued or licensed to us. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

Our lack of operating experience may cause us difficulty in managing our growth.

  We have no experience in selling pharmaceutical products and only limited experience in negotiating, establishing and maintaining strategic relationships, in manufacturing or procuring products in commercial quantities and conducting other later-stage phases of the regulatory approval process. Furthermore, our first leading drug candidate, ATO, was only recently acquired in January from PolaRx. We have no experience with respect to the launch of a commercial product. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls (particularly with respect to ATO). If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

If we fail to keep pace with rapid technological change in the biotechnology and pharmaceutical industries, our products could become obsolete.

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

We are faced with direct and intense competition from our rivals in the biotechnology and pharmaceutical industries.

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

  Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. In particular, we face direct competition from many companies focusing on delivery technologies. Drugs resulting from our research and development efforts, if approved for sale, may not compete successfully with our competitors' existing products or products under development.

If we fail to raise substantial additional capital, we will have to curtail or cease operations.

  We expect that our existing capital resources and the interest earned thereon will enable us to maintain our current and planned operations through at least mid-2001. Beyond that time, if our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We will require substantial funds to: (1) continue our research and development programs, (2) in-license or acquire additional technologies, and (3) conduct preclinical studies and clinical trials. We may need to raise additional capital to fund our operations repeatedly. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

  . the establishment of additional collaborations

  . the development of competing technologies or products

  . changing market conditions

  . the cost of protecting our intellectual property rights

  . the purchase of capital equipment

  . the progress of our drug discovery and development programs, the progress of our collaborations and receipt of any option/license, milestone and royalty payment resulting from those collaborations

  . in-licensing and acquisition opportunities

Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we may curtail operations significantly. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, you may experience dilution of your proportionate ownership of the company.

Our stock price is extremely volatile, which may affect our ability to raise capital in the future.

  The market price for securities of biopharmaceutical and biotechnology companies, including that of ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, in the last twelve months, our stock price has ranged from a low of $1.3125 to a high of $52.00. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

  Factors that may have a significant impact on the market price and marketability of our common stock include:

  . announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors

  . our quarterly operating results

  . announcements by us or others of results of preclinical testing and clinical trials

  . developments or disputes concerning patent or other proprietary rights

  . developments in our relationships with collaborative partners

  . acquisitions

  . litigation

  . adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications

  . third-party reimbursement policies

  . changes in securities analysts' recommendations

  . changes in health care policies and practices

  . economic and other external factors

  . general market conditions

  In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

Our dependence on third-party manufacturers means that we may not have sufficient control over the manufacture of our products.

  We currently do not have internal facilities for the manufacture of any of our products for clinical or commercial production. We will need to develop additional manufacturing resources, enter into collaborative arrangements with other parties which have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. For example, we are a party to an agreement with Aerojet to furnish Apra bulk drug substance for future clinical studies. We are dependent on such collaborators or third parties to supply us in a timely way with products manufactured in compliance with standards imposed by the FDA and foreign regulators. The manufacturing facilities of contract manufacturers may not comply with applicable manufacturing regulations of the FDA nor meet our requirements for quality, quantity or timeliness.

We may face difficulties in achieving acceptance of our products in the market due to our lack of sales and marketing capabilities and other factors.

  We have no direct experience in marketing, sales or distribution. The creation of infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process. In the event that ATO achieves regulatory approval, we will need to build a sales and marketing force to market the product. Should we have to market and sell our other products directly, we would need to further develop a marketing and sales force with sufficient technical expertise and distribution capability. We may be unable to develop the necessary marketing and sales capabilities and we may fail to gain market acceptance for our products.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products.

  We are highly dependent on Dr. James A. Bianco, Chief Executive Officer, and Dr. Jack Singer, Executive Vice President, Research Program Chairman. The loss of these principal members of our scientific or management staff, or failure to attract or retain other key scientific personnel employees, could prevent us from pursuing collaborations or developing our products and core technologies. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we rely on consultants and advisors, including our scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors are employed by other employers or are self-employed, and have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

If we fail to obtain regulatory approvals, we will be unable to commercialize our products.

  We do not have a drug product approved for sale in the U.S. or any foreign market. We must obtain approval from the FDA in order to sell our drug products in the U.S. and from foreign regulatory authorities in order to sell our drug products in other countries. We have not yet submitted any application for approval to the FDA. Once an application is submitted, the FDA could reject the application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our drug products, which prevent, defer or decrease our receipt of revenues.

  The regulatory review and approval process is lengthy, expensive and uncertain. Extensive preclinical and clinical data and supporting information must be submitted to the FDA for each indication for each drug in order to secure FDA approval. We have limited experience in obtaining such approvals, and cannot be certain when we will receive these regulatory approvals, if ever.

  In addition to initial regulatory approval, our drug products will be subject to extensive and rigorous ongoing domestic and foreign government regulation, as we discuss in more detail in "Business--Government Regulation." Any approvals, once obtained, may be withdrawn if compliance with regulatory requirements is not maintained or safety problems are identified. Failure to comply with these requirements may subject us to stringent penalties.

Because there is a risk of product liability associated with our products, we face potential difficulties in obtaining insurance.

  Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceutical products, and we may not be able to avoid significant product liability exposure. Except for insurance covering product use in our clinical trials, we do not currently have any product liability insurance, and it is possible that we will not be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim in excess of our insurance coverage could exceed our net worth.

Uncertainty regarding third-party reimbursement and health care cost containment initiatives may limit our returns.

  Our ability to commercialize our products successfully will be affected by the ongoing efforts of governmental and third-party payors to contain or reduce the cost of health care. Governmental and other third-party payors increasingly are attempting to contain health care costs by:

  . challenging the prices charged for health care products and services

  . limiting both coverage and the amount of reimbursement for new therapeutic products

  . denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third-party payors

  . refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval

  In addition, the trend toward managed health care in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products.

  Even if we succeed in bringing any of our proposed products to the market, they may not be considered cost-effective and third-party reimbursement might not be available or sufficient. If adequate third-party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could make it difficult or impossible to sell our products.

Although we believe that we adequately prepared for Year 2000 issues, it is possible that Year 2000 problems of other companies could impact our business.

  Although we have not experienced any Year 2000 problems, the systems of other companies on which we rely may still remain vulnerable to the Year 2000 issue. Potential impacts could include, but are not limited to, future revenue delays due to delayed research, development, clinical trials or agency approvals. We presently believe the Year 2000 issue will not pose significant operational problems for our computer systems or third-party relationships. We believe that the Year 2000 issues have been effectively avoided, but we have developed for each critical activity a contingency plan to allow operations to continue even if significant issues are experienced.

Since we use hazardous materials in our business, we may be subject to claims relating to improper handling, storage or disposal of these materials.

  Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or productions efforts.

Our ability to conduct animal testing could be limited in the future.

  Certain of our research and development activities involve animal testing. Such activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas. To the extent the activities of these groups are successful, our business could be materially harmed.

Because our charter documents contain certain anti-takeover provisions and we have a rights plan, it may be more difficult for a third party to acquire us, and the rights of some shareholders could be adversely affected.

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

Item 2. Properties

  We lease approximately 66,000 square feet of space at 201 Elliott Avenue West in Seattle, Washington for our executive office, laboratory and administrative operations. The lease expires on January 31, 2003, with two consecutive five-year renewal options at the then prevailing market rent. We believe our existing and planned facilities are adequate to meet our present requirements. Despite a decrease in local vacancy rates for commercial space, we currently anticipate that additional space will be available to us, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

  We are not a party to any material legal proceedings.

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

                                                              High     Low
                                                              ----     ---
   1997
     First Quarter (commencing March 21, 1997)............... $10 7/8  $10
     Second Quarter..........................................  13 5/8   7 5/8
     Third Quarter...........................................  16 1/4  10 5/8
     Fourth Quarter..........................................  18 3/4  14 7/8
   1998
     First Quarter........................................... $16 3/4  $ 4
     Second Quarter..........................................   4 3/4   2 1/2
     Third Quarter...........................................   3 3/16  1 1/2
     Fourth Quarter..........................................   3 3/4   1 3/4
   1999
     First Quarter........................................... $ 4 5/8  $2 13/16
     Second Quarter..........................................    5      2 1/16
     Third Quarter...........................................   3 9/32  2 1/32
     Fourth Quarter..........................................   7 1/2   1 5/16
   2000
     First Quarter (through March 23, 2000).................. $ 52     $5 5/16

  On March 23, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $27.00 per share. As of February 29, 2000, there were approximately 335 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

  In November 1999, we issued an aggregate of 6,198,087 shares of Series D preferred stock and warrants in connection with a private placement. These shares are convertible into common stock at the option of the holder. We relied upon the exeption provided by Section 4(2) of the Securities Act.

Item 6. Selected Consolidated Financial Data

  The selected consolidated financial data set forth below with respect to our consolidated statements of operations for each of the three years in the period ended December 31, 1999 and for the period from September 4, 1991 (date of incorporation) to December 31, 1999, and with respect to the consolidated balance sheets at December 31, 1998 and 1999, are derived from the audited consolidated financial statements of the Company included elsewhere in this report, and is qualified by reference to such financial statements and the notes related thereto. The selected consolidated balance sheet data at December 31, 1995, 1996 and 1997 and the selected consolidated statement of operations data for the years ended December 31, 1995 and 1996 are derived from our audited financial statements not included in this report. The data set forth below should be read in conjunction with Item 7. "--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

                                                                              Period from
                                                                             September 4,
                                                                             1991 (Date of
                                   Year Ended December 31,                 Incorporation) To
                         ------------------------------------------------    December 31,
                           1995      1996      1997      1998      1999          1999
                         --------  --------  --------  --------  --------  -----------------
                                     (in thousands, except per share data)
Consolidated Statements
 of Operations Data:
Revenues:
 Collaboration
  agreements............ $    100  $  9,121  $ 11,831  $ 13,200  $    --       $  34,252
Operating expenses:
 Research and
  development...........   14,606    16,109    27,285    29,942    27,682        145,069
 General and
  administrative........    6,145     7,602    10,090    10,889     9,788         56,221
                         --------  --------  --------  --------  --------      ---------
  Total operating
   expenses.............   20,751    23,711    37,375    40,831    37,470        201,290
                         --------  --------  --------  --------  --------      ---------
Loss from operations....  (20,651)  (14,590)  (25,544)  (27,631)  (37,470)      (167,038)
                         --------  --------  --------  --------  --------      ---------
Other income (expense):
 Investment income......    1,167     1,174     2,895     3,094     1,692         11,654
 Interest expense.......     (509)     (512)     (377)     (435)     (502)        (2,967)
                         --------  --------  --------  --------  --------      ---------
Net loss................  (19,993)  (13,928)  (23,026)  (24,972)  (36,280)      (158,351)
                         ========  ========  ========  ========  ========      =========
Preferred stock
 dividend...............      --        --        --        --     (5,201)        (5,201)
                         --------  --------  --------  --------  --------      ---------
Net loss................ $(19,993) $(13,928) $(23,026) $(24,972) $(41,481)     $(163,552)
                         ========  ========  ========  ========  ========      =========
Basic and diluted net
 loss per common
 share(1)............... $  (4.19) $  (2.82) $  (1.98)    (1.62) $  (2.67)
                         ========  ========  ========  ========  ========
Shares used in
 computation of basic
 and diluted net loss
 per common share.......    4,771     4,939    11,634    15,410    15,552
                         ========  ========  ========  ========  ========

                                             December 31,
                            --------------------------------------------------
                              1995      1996      1997      1998       1999
                            --------  --------  --------  ---------  ---------
                                            (in thousands)
Consolidated Balance
 Sheets Data:
Cash, cash equivalents,
 and securities available-
 for-sale.................  $ 21,906  $ 30,987  $ 70,444  $  46,435  $  23,880
Collaboration agreement
 receivables..............       --        --      3,683      3,254        --
Working capital...........    18,342    26,300    67,594     44,143     17,705
Total assets..............    28,048    37,002    80,433     58,156     30,848
Long-term obligations,
 less current portion.....     2,606     2,005     2,039      3,888      2,653
Deficit accumulated during
 development stage........   (60,144)  (74,083)  (97,098)  (122,070)  (158,350)
Total shareholders'
 equity...................    21,858    30,054    71,760     47,165     20,904

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  We focus on developing, acquiring and commercializing novel treatments for cancer. Our goal is to build a leading, vertically-integrated pharmaceutical company with a diversified portfolio of oncology drugs and drug candidates.

  Since commencement of operations in 1992, we have been engaged in research and development activities, including conducting preclinical studies and clinical trials. We have not received any revenue from product sales to date. As of December 31, 1999, we had incurred aggregate net losses of approximately $158.4 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

  In the fourth quarter of 1995, we began to receive revenue under a collaboration agreement with BioChem Pharma, Inc., and in the fourth quarter of 1996, we began to receive revenue under a collaboration agreement with subsidiaries of Johnson & Johnson. Under the terms of the collaboration, Johnson & Johnson paid 60% of the U.S. development costs of lisofylline, a product we are no longer developing. In November 1998, after reviewing the results of our phase III clinical trial for lisofylline, we and Johnson & Johnson formally amended our collaboration. Under the terms of the amended collaboration, Johnson & Johnson agreed to pay us $13.1 million for development cost reimbursements for the year ended December 31, 1998, and we anticipate no further payments under this agreement.

  On June 30, 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL, and to all potential uses of its polymer technology. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL's polymer technology.

  In January 2000, we acquired ATO upon our acquisition of PolaRx, a single product company that owned the rights to ATO. In connection with the acquisition, we issued 2,000,000 shares of our common stock at signing and will issue an additional 3,000,000 shares to PolaRx shareholders upon the earlier of approval of an NDA by the FDA for ATO or five years from the acquisition date. The acquisition agreement requires shareholder approval for 2,000,000 of the 3,000,000 additional shares. If our shareholders do not approve the issuance of these additional shares, we will pay the PolaRx shareholders in cash. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters, may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For annual sales of ATO in excess of $40 million, PolaRx shareholders will receive a 2% royalty on net sales payable at the then fair market value of our common stock or, in certain circumstances, cash. We assumed $5 million of PolaRx's outstanding liabilities and commitments and expect to incur substantial pre-commercialization expenses associated with the launch of ATO, should we receive marketing approval from the FDA.

Results of Operations

 Years ended December 31, 1999 and 1998

  Revenues. We did not record any collaboration agreement revenues during 1999. In 1998, we recorded revenues of approximately $13.1 million from our collaboration agreement with Johnson & Johnson and $100,000 under a collaboration agreement from BioChem Pharma.

  Research and development. Research and development expenses decreased to approximately $27.7 million for the year ended December 31, 1999 from approximately $29.9 million for the year ended December 31, 1998. This decrease was due primarily to the winding down of manufacturing and preclinical development activities for lisofylline offset in part by development activities for PG-TXL. We have almost eliminated research and development expenses for lisofylline and anticipate increased research and development expenses in connection with our other products.

  General and administrative expenses. General and administrative expenses decreased to approximately $9.8 million for the year ended December 31, 1999 from approximately $10.9 million for the year ended December 31, 1998. This decrease was due primarily to reduction in general and administrative staff personnel and operating expenses required to support our research and development activities. General and administrative expenses are expected to increase to support our expected increase in research, development and commercialization efforts.

  Investment income. Investment income decreased to approximately $1.7 million for the year ended December 31, 1999 from approximately $3.1 million for the year ended December 31, 1998. This decrease was associated primarily with lower average cash balances on hand during the year ended December 31, 1999 compared to the year ended December 31, 1998.

  Interest expense. Interest expense increased to approximately $502,000 for the year ended December 31, 1999 from approximately $435,000 for the year ended December 31, 1998. This increase was due primarily to higher average balances of outstanding long-term obligations.

  Preferred stock dividend. We issued preferred stock and common stock warrants in November 1999. On the date of issuance, the effective conversion price of the preferred stock after allocating the portion of the proceeds to the common stock warrants based on the relative fair values, was at a discount to the price of the common stock into which the preferred stock is convertible. The discount of $5.2 million was recorded as a preferred stock dividend.

 Years Ended December 31, 1998 and 1997

  Revenues. During the year ended December 31, 1998, we recorded $13.2 million of collaboration agreement revenues. During the year ended December 31, 1997, we recorded approximately $11.8 million of collaboration agreement revenue from Johnson & Johnson.

  Research and development. Research and development expenses increased to approximately $29.9 million for the year ended December 31, 1998 from approximately $27.3 million for the year ended December 31, 1997. This increase was due primarily to expanded development activities with respect to lisofylline, Apra, and commencing development activities for PG-TXL.

  General and administrative expenses. General and administrative expenses increased to approximately $10.9 million for the year ended December 31, 1998 from approximately $10.1 million for the year ended December 31, 1997. This increase was due primarily to operating expenses associated with supporting our increased research, development and clinical activities. Additionally, during 1998 we incurred transaction costs with respect to acquiring the rights to PG-TXL.

  Investment income. Investment income increased to approximately $3.1 million for the year ended December 31, 1998 from approximately $2.9 million for the year ended December 31, 1997. The increase was associated primarily with higher average cash balances on hand during 1998 due to the proceeds from follow-on offering in the fourth quarter of 1997.

  Interest expense. Interest expense increased to approximately $435,000 for the year ended December 31, 1998 from approximately $378,000 for the year ended December 31, 1997. This increase was due primarily to higher average balances of outstanding long-term obligations, partially offset by lower average interest rates on those obligations.

Liquidity and Capital Resources

  We have financed our operations since inception primarily through the sale of equity securities and our collaboration with Johnson & Johnson. As of December 31, 1999, we had raised aggregate net proceeds of approximately $177.1 million through the sale of equity securities. We have received approximately $40.8 million from Johnson & Johnson including $10 million from the sale of equity securities. In addition, we financed the purchase of $16.2 million of property and equipment through financing agreements and capital lease obligations of which approximately $3.4 million remained outstanding as of December 31, 1999.

  As of December 31, 1999, we had $23.9 million in cash, cash equivalents and securities available-for-sale. In February 2000, we received proceeds of $37.1 million from a private placement of common stock. Pro forma for this placement, we had $61.0 million in cash, cash equivalents and securities available-for-sale as of December 31, 1999.

  We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures. We expect that our existing capital resources will enable us to maintain our current and planned operations through at least mid-2001. Our future capital requirements will depend on many factors, including:

  . success of our sales and marketing efforts

  . progress in and scope of our research and development activities

  . competitive market developments

  . success in acquiring complementary products, technologies or businesses


  Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to us or to our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

Income Taxes

  As of December 31, 1999, we had available for Federal income tax purposes net operating loss carryforwards of approximately $152.0 million and research and development credit carryforwards of approximately $5.6 million. These carryforwards begin to expire in 2007. Our ability to utilize these net operating loss and research and development credit carryforwards is subject to annual limitations of $5.6 million for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We do not use derivative financial instruments for speculative or trading purposes. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

  We have operated primarily in the United States and all revenues to date have been in U.S. dollars. Accordingly, we do not have material exposure to foreign currency rate fluctuations. We have not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

Year 2000

  Based on a review of our computer and business systems and significant third party vendors, we have concluded that the change from the year 1999 to the year 2000 did not have an effect on our day-to-day operations or otherwise pose significant operational problems. However, we will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are promptly addressed.

  Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.Consolidated Financial Statements

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors..........................  30
Consolidated Balance Sheets................................................  31
Consolidated Statements of Operations......................................  32
Consolidated Statements of Shareholders' Equity............................  33
Consolidated Statements of Cash Flows......................................  37
Notes to Consolidated Financial Statements.................................  38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cell Therapeutics, Inc.

  We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 and for the period from September 4, 1991 (date of incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Therapeutics, Inc. (a development stage company) at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from September 4, 1991 (date of incorporation) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Seattle, Washington
February 25, 2000

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                  ----------------------------
                                                      1999           1998
                                                  -------------  -------------
ASSETS

Current assets:
  Cash and cash equivalents...................... $   5,674,386  $   4,362,486
  Securities available-for-sale..................    18,205,630     42,072,276
  Interest receivable............................       367,636        637,330
  Collaboration agreement receivables............           --       3,254,491
  Prepaid expenses and other current assets......       748,506        920,136
                                                  -------------  -------------
      Total current assets.......................    24,996,158     51,246,719
Property and equipment, net......................     5,035,683      6,825,897
Other assets and deferred charges................       816,050         83,879
                                                  -------------  -------------
      Total assets............................... $  30,847,891  $  58,156,495
                                                  =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................... $   1,224,994  $   1,106,832
  Accrued expenses...............................     4,940,626      4,816,385
  Current portion of long-term obligations.......     1,125,211      1,180,702
                                                  -------------  -------------
    Total current liabilities....................     7,290,831      7,103,919
Long-term obligations, less current portion......     2,653,111      3,887,603

Commitments

Shareholders' equity:
  Preferred Stock, no par value:
    Authorized shares--10,000,000................
     Series A and B, 161,118.645 shares
      designated, none issued or outstanding.....           --             --
     Series D, 10,000 shares designated, issued
      and outstanding, liquidation preference--
      $10,000,000................................    11,384,029            --
  Common Stock, no par value:
    Authorized shares--100,000,000...............
    Issued and outstanding shares--15,595,536 and
     15,534,359 at December 31, 1999 and 1998,
     respectively................................   168,235,338    169,618,635
  Notes receivable from officers.................      (330,000)      (380,000)
  Deficit accumulated during development stage...  (158,350,182)  (122,070,032)
  Accumulated other comprehensive loss...........       (35,236)        (3,630)
                                                  -------------  -------------
      Total shareholders' equity.................    20,903,949     47,164,973
                                                  -------------  -------------
      Total liabilities and shareholders'
       equity.................................... $  30,847,891  $  58,156,495
                                                  =============  =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     September 4,
                                Year Ended December 31,              1991 (Date of
                         ----------------------------------------  Incorporation) To
                             1999          1998          1997      December 31, 1999
                         ------------  ------------  ------------  ----------------- ---
Revenues:
  Collaboration
   agreements........... $        --   $ 13,200,426  $ 11,831,420    $  34,252,652
Operating expenses:
  Research and
   development..........   27,682,174    29,941,772    27,284,544      145,069,602
  General and
   administrative.......    9,788,292    10,889,402    10,090,253       56,220,765
                         ------------  ------------  ------------    -------------
                           37,470,466    40,831,174    37,374,797      201,290,367
                         ------------  ------------  ------------    -------------
Loss from operations....  (37,470,466)  (27,630,748)  (25,543,377)    (167,037,715)
Other income (expense):
  Investment income.....    1,691,912     3,094,116     2,894,627       11,654,414
  Interest expense......     (501,596)     (435,279)     (377,544)      (2,966,881)
                         ------------  ------------  ------------    -------------
Net loss................  (36,280,150)  (24,971,911)  (23,026,294)    (158,350,182)
                         ============  ============  ============    =============
Preferred stock
 dividend...............   (5,200,513)          --            --        (5,200,513)
                         ------------  ------------  ------------    -------------
Net loss applicable to
 common shareholders.... $(41,480,663) $(24,971,911) $(23,026,294)   $(163,550,695)
                         ============  ============  ============    =============
Basic and diluted net
 loss per share......... $      (2.67) $      (1.62) $      (1.98)
                         ============  ============  ============
Shares used in
 calculation of basic
 and diluted net loss
 per share..............   15,551,526    15,409,848    11,634,032
                         ============  ============  ============


                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Preferred Stock                                Deficit
                                           --------------------------------------------------   Notes    Accumulated
                       Common Stock               Series A          Series B      Series D    Receivable  During the
                   ----------------------  ---------------------- ------------- -------------    from    Development
                    Shares      Amount       Shares     Amount    Shares Amount Shares Amount  Officers     Stage
                   ---------  -----------  ---------- ----------- ------ ------ ------ ------ ---------- ------------
Issuance of
common stock to
founders for
cash.............  1,914,313  $    87,612         --  $       --    --    $ --    --    $ --     $ --    $        --
Cash proceeds
received from the
issuance of
shares and
warrants to
chairman of the
Board of
Directors........    178,572    2,004,000         --          --    --      --    --      --       --             --
Net proceeds from
the issuance of
common stock via
private placement
equity offering,
net of offering
costs of
$3,467,352.......  2,225,139   35,083,440         --          --    --      --    --      --       --             --
Net loss for the
year ended
December 31,
1992.............        --           --          --          --    --      --    --      --       --      (5,323,737)
                   ---------  -----------  ---------- -----------  ---    ----   ---    ----     ----    ------------
Balance at
December 31,
1992.............  4,318,024   37,175,052         --          --    --      --    --      --       --      (5,323,737)
Repurchase and
cancellation of
common stock.....    (60,343)      (2,522)        --          --    --      --    --      --       --             --
Share
cancellation.....     (1,072)         --          --          --    --      --    --      --       --             --
Net proceeds from
the issuance of
common stock via
private placement
equity offering,
net of offering
costs of
$1,486,383.......    438,540   12,326,885         --          --    --      --    --      --       --             --
Net loss for the
year ended
December 31,
1993.............        --           --          --          --    --      --    --      --       --     (15,328,143)
                   ---------  -----------  ---------- -----------  ---    ----   ---    ----     ----    ------------
Balance at
December 31,
1993.............  4,695,149   49,499,415         --          --    --      --    --      --              (20,651,880)
Net proceeds from
the issuance of
common stock via
private placement
equity offering,
net of offering
costs of
$85,823..........     25,001      701,677         --          --    --      --    --      --       --             --
Proceeds from
stock options
exercised........         79        1,375         --          --    --      --    --      --       --             --
Net loss for the
year ended
December 31,
1994.............        --           --          --          --    --      --    --      --       --     (19,499,283)
                   ---------  -----------  ---------- -----------  ---    ----   ---    ----     ----    ------------
Balance at
December 31,
1994.............  4,720,229   50,202,467         --          --    --      --    --      --       --     (40,151,163)
Net proceeds from
the issuance of
Series A
convertible
preferred stock
via private
placement equity
offering, net of
offering costs of
$1,478,541.......        --           --   95,447.004  30,496,204   --      --    --      --       --             --
Share
cancellation.....       (179)         --          --          --    --      --    --      --       --             --
Exchange of
warrants for
common stock.....    104,418          --          --          --    --      --    --      --       --             --
Issuance of
common stock for
purchased
research and
development......     98,574    1,155,750         --          --    --      --    --      --       --             --
December 1995
proceeds received
from issuance of
shares to a
member of the
Board of
Directors........      5,715       67,000         --          --    --      --    --      --       --             --
Proceeds from
stock options
exercised........      4,653       56,264         --          --    --      --    --      --       --             --
Comprehensive
loss:
 Unrealized gains
 on securities
 available-for-
 sale............        --           --          --          --    --      --    --      --       --             --
 Net loss for the
 year ended
 December 31,
 1995............        --           --          --          --    --      --    --      --       --     (19,992,475)
Comprehensive
loss.............        --           --          --          --    --      --    --      --                      --
                   ---------  -----------  ---------- -----------  ---    ----   ---    ----     ----    ------------
Balance at
December 31,
1995.............  4,933,410  $51,481,481  95,447.004 $30,496,204   --    $ --    --    $ --     $ --    $(60,143,638)
                   =========  ===========  ========== ===========  ===    ====   ===    ====     ====    ============
                    Accumulated
                       Other
                   Comprehensive
                   Income/(Loss)    Total
                   ------------- -------------
Issuance of
common stock to
founders for
cash.............     $   --     $     87,612
Cash proceeds
received from the
issuance of
shares and
warrants to
chairman of the
Board of
Directors........         --        2,004,000
Net proceeds from
the issuance of
common stock via
private placement
equity offering,
net of offering
costs of
$3,467,352.......         --       35,083,440
Net loss for the
year ended
December 31,
1992.............         --       (5,323,737)
                   ------------- -------------
Balance at
December 31,
1992.............         --       31,851,315
Repurchase and
cancellation of
common stock.....         --           (2,522)
Share
cancellation.....         --              --
Net proceeds from
the issuance of
common stock via
private placement
equity offering,
net of offering
costs of
$1,486,383.......         --       12,326,885
Net loss for the
year ended
December 31,
1993.............         --      (15,328,143)
                   ------------- -------------
Balance at
December 31,
1993.............         --       28,847,535
Net proceeds from
the issuance of
common stock via
private placement
equity offering,
net of offering
costs of
$85,823..........         --          701,677
Proceeds from
stock options
exercised........         --            1,375
Net loss for the
year ended
December 31,
1994.............         --      (19,499,283)
                   ------------- -------------
Balance at
December 31,
1994.............         --       10,051,304
Net proceeds from
the issuance of
Series A
convertible
preferred stock
via private
placement equity
offering, net of
offering costs of
$1,478,541.......         --       30,496,204
Share
cancellation.....         --              --
Exchange of
warrants for
common stock.....         --              --
Issuance of
common stock for
purchased
research and
development......         --        1,155,750
December 1995
proceeds received
from issuance of
shares to a
member of the
Board of
Directors........         --           67,000
Proceeds from
stock options
exercised........         --           56,264
Comprehensive
loss:
 Unrealized gains
 on securities
 available-for-
 sale............      24,178          24,178
 Net loss for the
 year ended
 December 31,
 1995............         --      (19,992,475)
                                 -------------
Comprehensive
loss.............         --      (19,968,297)
                   ------------- -------------
Balance at
December 31,
1995.............     $24,178    $ 21,858,225
                   ============= =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY--(Continued)

                                                               Preferred Stock                                    Deficit
                                         -----------------------------------------------------------   Notes    Accumulated
                       Common Stock             Series A               Series B          Series D    Receivable  During the
                   --------------------- ----------------------- --------------------- -------------    from    Development
                    Shares     Amount      Shares      Amount      Shares     Amount   Shares Amount  Officers     Stage
                   --------- ----------- ----------- ----------- ---------- ---------- ------ ------ ---------- ------------
Net proceeds from
the issuance of
Series A
convertible
preferred stock
via private
placement equity
offering, net of
offering costs of
$130,000.........        --  $       --   50,746.268 $16,870,000        --  $      --    --    $ --     $ --    $        --
Net proceeds from
the issuance of
Series B
convertible
preferred stock
via private
placement equity
offering, net of
offering costs of
$40,000..........        --          --          --              14,925.373  4,960,000   --      --       --             --
Exchange of
warrants for
common stock.....        151         --          --          --         --         --    --      --       --             --
Proceeds from
stock options
exercised........      1,974      23,121         --          --         --         --    --      --       --             --
Proceeds from
common stock
warrants
exercised........      7,937     305,558         --          --         --         --    --      --       --             --
Comprehensive
loss:
 Unrealized
 losses on
 securities
 available-for-
 sale............        --          --          --          --         --         --    --      --       --             --
 Net loss for the
 year ended
 December 31,
 1996............        --          --          --          --         --         --    --      --       --     (13,928,189)
Comprehensive
loss.............        --          --          --          --         --         --    --      --       --             --
Balance at
December 31,
1996.............  4,943,472  51,810,160 146,193.272  47,366,204 14,925.373  4,960,000   --      --       --     (74,071,827)
Net proceeds from
the issuance of
common stock via
initial public
offering, net of
offering costs of
$3,197,750.......  3,000,000  26,802,250         --          --         --         --    --      --       --             --
Net proceeds from
the issuance of
common stock via
follow-on public
offering, net of
offering costs of
$2,538,000.......  2,300,000  34,262,000         --          --         --         --    --      --       --             --
Net proceeds from
the issuance of
common stock via
private placement
equity offering..    300,000   3,000,000         --          --         --         --    --      --       --             --
                    Accumulated
                       Other
                   Comprehensive
                   Income/(Loss)    Total
                   ------------- -------------
Net proceeds from
the issuance of
Series A
convertible
preferred stock
via private
placement equity
offering, net of
offering costs of
$130,000.........    $    --     $ 16,870,000
Net proceeds from
the issuance of
Series B
convertible
preferred stock
via private
placement equity
offering, net of
offering costs of
$40,000..........         --        4,960,000
Exchange of
warrants for
common stock.....         --              --
Proceeds from
stock options
exercised........         --           23,121
Proceeds from
common stock
warrants
exercised........         --          305,558
Comprehensive
loss:
 Unrealized
 losses on
 securities
 available-for-
 sale............     (34,995)        (34,995)
 Net loss for the
 year ended
 December 31,
 1996............         --      (13,928,189)
                                 -------------
Comprehensive
loss.............         --      (13,963,184)
                                 -------------
Balance at
December 31,
1996.............     (10,817)     30,053,720
Net proceeds from
the issuance of
common stock via
initial public
offering, net of
offering costs of
$3,197,750.......         --       26,802,250
Net proceeds from
the issuance of
common stock via
follow-on public
offering, net of
offering costs of
$2,538,000.......         --       34,262,000
Net proceeds from
the issuance of
common stock via
private placement
equity offering..         --        3,000,000

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY--(Continued)

                                                                   Preferred Stock
                                           -------------------------------------------------------------------   Notes
                        Common Stock               Series A                   Series B             Series D    Receivable
                   ----------------------- --------------------------  ------------------------  -------------    from
                     Shares      Amount       Shares        Amount       Shares       Amount     Shares Amount  Officers
                   ---------- ------------ ------------  ------------  -----------  -----------  ------ ------ ----------
Conversion of
preferred stock
to common stock..   4,784,902 $ 52,326,204 (146,193.272) $(47,366,204) (14,925.373) $(4,960,000)   --    $ --  $     --
Proceeds from
stock options
exercised and
stock awards.....      50,045      592,274          --            --           --           --     --      --        --
Non-employee
stock option
compensation
expense..........         --       100,186          --            --           --           --     --      --        --
Comprehensive
loss:............
Unrealized losses
on securities
available-for-
sale.............         --           --           --            --           --           --     --      --        --
Net loss for the
period ended
December 31,
1997.............         --           --           --            --           --           --     --     --         --
Comprehensive
loss.............         --           --           --            --           --           --     --      --        --
                   ---------- ------------ ------------  ------------  -----------  -----------   ---    ----  ---------
Balance at
December 31,
1997.............  15,378,419  168,893,074          --            --           --           --     --      --        --
Proceeds from
stock options
exercised and
stock awards.....       8,570       86,992          --            --           --           --     --      --        --
Non-employee
stock option
compensation
expense..........         --       422,923          --            --           --           --     --      --        --
Restricted shares
issued to non-
employees........      51,835          --           --            --           --           --     --      --        --
Proceeds from
stock sold via
employee stock
purchase plan....      95,535      215,646          --            --           --           --     --      --        --
Notes receivable
from officers....         --           --           --            --           --           --     --      --   (380,000)
Comprehensive
loss:
 Unrealized gains
 on securities
 available-for-
 sale............         --           --           --            --           --           --     --      --        --
 Net loss for the
 period ended
 December 31,
 1998............         --           --           --            --           --           --     --      --        --
Comprehensive
loss.............         --           --           --            --           --           --     --      --        --
                   ---------- ------------ ------------  ------------  -----------  -----------   ---    ----  ---------
Balance at
December 31,
1998.............  15,534,359 $169,618,635          --   $        --           --   $       --     --    $ --  $(380,000)
                   ========== ============ ============  ============  ===========  ===========   ===    ====  =========
                      Deficit
                    Accumulated    Accumulated
                    During the        Other
                    Development   Comprehensive
                       Stage      Income/(Loss)    Total
                   -------------- ------------- -------------
Conversion of
preferred stock
to common stock..  $         --     $    --     $        --
Proceeds from
stock options
exercised and
stock awards.....            --          --          592,274
Non-employee
stock option
compensation
expense..........            --          --          100,186
Comprehensive
loss:............
Unrealized losses
on securities
available-for-
sale.............            --      (23,832)        (23,832)
Net loss for the
period ended
December 31,
1997.............    (23,026,294)        --      (23,026,294)
                                                -------------
Comprehensive
loss.............            --          --      (23,050,126)
                   -------------- ------------- -------------
Balance at
December 31,
1997.............    (97,098,121)    (34,649)     71,760,304
Proceeds from
stock options
exercised and
stock awards.....            --          --           86,992
Non-employee
stock option
compensation
expense..........                        --          422,923
Restricted shares
issued to non-
employees........            --          --              --
Proceeds from
stock sold via
employee stock
purchase plan....            --          --          215,646
Notes receivable
from officers....            --          --         (380,000)
Comprehensive
loss:
 Unrealized gains
 on securities
 available-for-
 sale............            --       31,019          31,019
 Net loss for the
 period ended
 December 31,
 1998............    (24,971,911)        --      (24,971,911)
                              -------------
Comprehensive
loss.............            --          --      (24,940,892)
                   -------------- ------------- -------------
Balance at
December 31,
1998.............  $(122,070,032)   $ (3,630)   $ 47,164,973
                   ============== ============= =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY--(Continued)

                                                             Preferred Stock                                  Deficit
                                            --------------------------------------------------   Notes      Accumulated
                        Common Stock          Series A      Series B           Series D        Receivable   During the
                   -----------------------  ------------- ------------- ----------------------    from      Development
                     Shares      Amount     Shares Amount Shares Amount   Shares     Amount     Officers       Stage
                   ---------- ------------  ------ ------ ------ ------ ---------- ----------- ----------  -------------
Net proceeds from
the issuance of
Series D
convertible
preferred stock
and warrants to
acquire common
stock via private
placement equity
offering, net of
offering costs of
$755,040
(including
warrants issued
to placement
agent value at
$100,000) .......         --  $  3,117,000    --    $ --    --    $ --  10,000.000 $ 6,227,960 $     --    $         --
Preferred stock
dividend.........         --    (5,200,513)   --      --    --      --         --    5,156,069       --              --
Proceeds from
stock options
exercised and
stock awards.....       4,932       14,002    --      --    --      --         --          --        --              --
Non-employee
equity based
compensation
expense..........         --       568,767    --      --    --      --         --          --                        --
Proceeds from
stock sold via
employee stock
purchase plan....      56,245      117,447    --      --    --      --         --          --        --              --
Reclass to
current asset for
former officer...         --           --     --      --    --      --         --          --     50,000             --
Comprehensive
loss:
 Unrealized
 losses on
 securities
 available-for-
 sale............         --           --     --      --    --      --         --          --        --              --
 Net loss for the
 period ended
 December 31,
 1999............         --           --     --      --    --      --         --          --        --      (36,280,150)
Comprehensive
loss.............         --           --     --      --    --      --         --          --        --              --
                   ---------- ------------   ---    ----   ---    ----  ---------- ----------- ---------   -------------
Balance at
December 31,
1999.............  15,595,536 $168,235,338    --    $ --    --    $ --  10,000.000 $11,384,029 $(330,000)  $(158,350,182)
                   ========== ============   ===    ====   ===    ====  ========== =========== =========   =============
                    Accumulated
                       Other
                   Comprehensive
                   Income/(Loss)    Total
                   ------------- -------------
Net proceeds from
the issuance of
Series D
convertible
preferred stock
and warrants to
acquire common
stock via private
placement equity
offering, net of
offering costs of
$755,040
(including
warrants issued
to placement
agent value at
$100,000) .......    $    --     $  9,344,960
Preferred stock
dividend.........         --          (44,444)
Proceeds from
stock options
exercised and
stock awards.....         --           14,002
Non-employee
equity based
compensation
expense..........         --          568,767
Proceeds from
stock sold via
employee stock
purchase plan....         --          117,447
Reclass to
current asset for
former officer...         --           50,000
Comprehensive
loss:
 Unrealized
 losses on
 securities
 available-for-
 sale............     (31,606)        (31,606)
 Net loss for the
 period ended
 December 31,
 1999............         --      (36,280,150)
                                 -------------
Comprehensive
loss.............         --      (36,311,756)
                   ------------- -------------
Balance at
December 31,
1999.............    $(35,236)   $ 20,903,949
                   ============= =============

                            See accompanying notes

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Period From
                                                                     September 4,
                                                                     1991 (Date of
                                 Year Ended December 31,            Incorporation)
                          ----------------------------------------  To December 31,
                              1999          1998          1997           1999
                          ------------  ------------  ------------  ---------------
Operating Activities
Net loss applicable to
 common shareholders....  $(41,480,663) $(24,971,911) $(23,026,294)  $(163,550,695)
Adjustments to reconcile
 net loss applicable to
 common shareholders to
 net cash used in
 operating activities:
 Preferred stock
  dividend..............     5,200,513           --            --        5,200,513
 Depreciation and
  amortization..........     1,822,593     1,880,535     1,748,618      11,913,007
 Noncash research and
  development expense...           --            --            --        1,155,750
 Noncash interest
  expense...............           --            --            --           25,918
 Noncash rent expense
  (benefit).............      (171,088)      (42,986)       74,109         354,323
 Noncash compensation
  expense...............       568,767       422,923       100,186       1,091,876
 Loss on disposition of
  property and
  equipment.............       525,784           --         15,831         693,084
 Investment premium
  (discount)
  amortization
  (accretion)...........       366,054       200,118      (177,947)        910,286
 (Gain) loss on sale of
  investment
  securities............         4,563       (31,603)          --          (27,040)
 Changes in operating
  assets and
  liabilities:
   Interest receivable..       269,694       (36,726)     (401,162)        (97,942)
   Collaboration
    agreement
    receivables.........     3,254,491       428,540    (3,683,031)            --
   Prepaid expenses and
    other current
    assets..............       221,630      (819,009)      256,651        (698,506)
   Other assets.........      (732,171)      215,985       239,551        (927,275)
   Accounts payable.....       118,162       944,363      (488,661)      1,224,994
   Accrued expenses.....        79,797       104,153     1,646,935       4,896,182
                          ------------  ------------  ------------   -------------
     Total adjustments..    11,528,789     3,266,293      (668,920)     25,715,170
                          ------------  ------------  ------------   -------------
     Net cash used in
      operating
      activities........   (29,951,874)  (21,705,618)  (23,695,214)   (137,835,525)
                          ------------  ------------  ------------   -------------
Investing activities
 Purchases of
  securities available-
  for-sale..............   (29,561,916)  (63,891,102)  (85,364,597)   (254,913,894)
 Proceeds from sales of
  securities available-
  for-sale..............    11,111,339    26,025,226     1,999,444      54,026,322
 Proceeds from
  maturities of
  securities available-
  for-sale..............    41,915,000    56,622,884    47,845,281     181,482,952
 Purchases of property
  and equipment.........      (558,163)   (2,801,332)   (2,540,798)    (17,235,229)
                          ------------  ------------  ------------   -------------
     Net cash provided
      by (used in)
      investing
      activities........    22,906,260    15,955,676   (38,060,670)    (36,639,849)
                          ------------  ------------  ------------   -------------
Financing activities
Sale of common stock to
 founders...............           --            --            --           80,000
Proceeds from borrowings
 from shareholders......           --            --            --          850,000
Sale of common stock via
 public offerings, net
 of offering costs......           --            --     61,064,250      61,064,250
Sale of Series A
 preferred stock via
 private placement, net
 of offering costs......           --            --            --       47,366,204
Sale of Series B
 preferred stock via
 private placement, net
 of offering costs......           --            --            --        4,960,000
Sale of Series D
 preferred stock via
 private placement, net
 of offering costs......     9,344,960           --            --        9,344,960
Sale of common stock via
 private placement, net
 of offering costs......           --            --      3,000,000      52,307,084
Repurchase of common
 stock..................           --            --            --           (2,522)
Notes receivable from
 officers to acquire
 common stock...........           --       (380,000)          --         (380,000)
Proceeds from common
 stock options
 exercised..............        14,002        86,992       592,274         774,028
Proceeds from common
 stock warrants
 exercised..............           --            --            --          305,558
Proceeds from employee
 stock purchase plan....       117,447       215,646           --          333,093
Repayment of long-term
 obligations............    (1,118,895)   (1,880,361)   (1,226,971)    (12,697,496)
Proceeds from the
 issuance of long-term
 obligations............           --      3,193,161     1,719,806      15,844,601
                          ------------  ------------  ------------   -------------
Net cash provided by
 financing activities...     8,357,514     1,235,438    65,149,359     180,149,760
                          ------------  ------------  ------------   -------------
Net increase (decrease)
 in cash and cash
 equivalents............     1,311,900    (4,514,504)    3,393,475       5,674,386
Cash and cash
 equivalents at
 beginning of period....     4,362,486     8,876,990     5,483,515             --
                          ------------  ------------  ------------   -------------
Cash and cash
 equivalents at end of
 period.................  $  5,674,386  $  4,362,486  $  8,876,990   $   5,674,386
                          ============  ============  ============   =============
Supplemental schedule of
 noncash investing and
 financing activities
Acquisition of equipment
 pursuant to capital
 lease obligations......  $        --   $        --   $        --    $     362,425
                          ============  ============  ============   =============
Conversion of
 convertible debt and
 related accrued
 interest into
 common stock...........  $        --   $        --   $        --    $     875,918
                          ============  ============  ============   =============
Conversion of Series A
 and B preferred stock
 into common stock......  $        --   $        --   $ 52,326,204   $  52,326,204
                          ============  ============  ============   =============
Common stock warrants
 issued in conjunction
 with Series D..........  $  3,117,000  $        --   $        --    $   3,117,000
                          ============  ============  ============   =============
Reclass to current
 assets of note
 receivable from former
 officer................  $     50,000  $        --   $        --    $      50,000
                          ============  ============  ============   =============
Supplemental disclosure
 of cash flow
 information
Cash paid during the
 period for interest
 obligations............  $    501,596  $    435,279  $    377,544   $   2,966,881
                          ============  ============  ============   =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

1. Summary of Significant Accounting Policies

 Description of Business

  Cell Therapeutics, Inc. (the "Company") focuses on the discovery, development, and commercialization of drugs for the treatment of cancer. The Company currently anticipates being a development stage company until commercialization begins. The Company's principal business strategy is to focus its activities on cancer therapeutics, an area that represents a large market opportunity which is not adequately served by existing therapies. The Company commenced operations February 1992.

  The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing, and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products under development could become obsolete or diminished in value by discoveries and developments of other organizations. As the Company operates as one segment, no additional disclosures are required in accordance with FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information."

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, and its 70% interest in a joint venture. All intercompany transactions and balances are eliminated in consolidation.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at market value, which approximates cost.

 Securities Available-for-Sale

  Management determines the appropriate classification of debt securities at the time of purchase. Management currently classifies its investment portfolio as available-for-sale and carries the securities at fair value based on quoted market prices with unrealized gains and losses included in accumulated other comprehensive income and loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income.

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

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Collaboration Agreement Receivables and Revenues

  Collaboration agreement receivables represent amounts earned, but not yet collected, under collaboration and license agreements. Revenue under collaboration agreements represents reimbursement of development costs, license fees, and milestone payments. Revenue from milestone payments is recognized upon satisfaction of related obligations. Other revenue under collaboration agreements is recognized as the earnings process is completed, based on the provisions of each agreement.

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

 Stock-Based Compensation

   In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's plans, stock options are generally granted at fair market value.

  Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

 Net Loss per Share

  Basic loss per share is calculated based on the net loss applicable to common shareholders divided by the weighted average number of common shares outstanding for the period excluding any dilutive effects of options, warrants and convertible securities. Diluted earnings per share, if separately presented, would assume the conversion of all dilutive securities, such as options, warrants and convertible preferred stock. Due to the Company's history of losses, all such securities are anti-dilutive.

 Other Financial Instruments

  At December 31, 1999 and 1998, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated fair values because the underlying interest rates reflect market rates at the balance sheet dates.

 Income Taxes

  The Company accounts for income taxes using the liability method under Statement of Accounting Standards No. 109, "Accounting for Income Taxes."

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 New Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the Staff's views on applying generally accepted accounting principles to revenue recognition issues. The Company is currently evaluating its revenue recognition policies and has not yet determined the impact of SAB 101 on the results of operations or financial position.

 Reclassifications

  Certain prior year items have been reclassified to conform to the current year presentation.

2. Securities Available-for-Sale

  Securities available-for-sale consist of the following as of December 31:

                                                     1999
                                 ---------------------------------------------
                                               Gross      Gross
                                  Amortized  Unrealized Unrealized
                                    Cost       Gains      Losses   Fair Value
                                 ----------- ---------- ---------- -----------
Municipal government
 obligations.................... $   398,339    $--      $   (663) $   397,676
Corporate obligations...........  17,842,527     419      (34,992)  17,807,954
                                 -----------    ----     --------  -----------
                                 $18,240,866    $419     $(35,655) $18,205,630
                                 ===========    ====     ========  ===========

                                                     1999
                                 ---------------------------------------------
                                               Gross      Gross
                                  Amortized  Unrealized Unrealized
                                    Cost       Gains      Losses   Fair Value
                                 ----------- ---------- ---------- -----------
U.S. government obligations..... $   498,510  $   397    $    --   $   498,907
Municipal government
 obligations....................   1,107,616    1,815         --     1,109,431
Corporate obligations...........  40,469,780   39,862     (45,704)  40,463,938
                                 -----------  -------    --------  -----------
                                 $42,075,906  $42,074    $(45,704) $42,072,276
                                 ===========  =======    ========  ===========

  As of December 31, 1999 and 1998, the securities available-for-sale had contractual maturities of less than one year. Expected maturities will differ from contractual maturities because issuers of the securities may have the right to prepay obligations without prepayment penalties. Gross realized gains and losses have not been material.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3. Property and Equipment

  Property and equipment are composed of the following as of December 31:

                                                           1999        1998
                                                        ----------- -----------
   Leasehold improvements.............................. $ 4,551,176 $ 4,877,241
   Lab equipment.......................................   5,843,911   5,630,646
   Furniture and office equipment......................   6,154,966   6,009,787
                                                        ----------- -----------
                                                         16,550,053  16,517,674
   Less: accumulated depreciation and amortization.....  11,514,370   9,691,777
                                                        ----------- -----------
                                                        $ 5,035,683 $ 6,825,897
                                                        =========== ===========

  As of both December 31, 1999 and 1998, furniture and office equipment included $232,585 of equipment acquired under capitalized leases. Accumulated depreciation related to this equipment totaled $212,628 and $195,521 at December 31, 1999 and 1998, respectively. These leases are secured by the underlying assets.

4. Capital Stock

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

  On March 26, 1997 the Company completed an initial public offering (the "IPO") of 3 million shares of its common stock at an offering price of $10.00 per share, resulting in net proceeds of $26.8 million. Concurrent with the closing of the IPO, the Company sold 300,000 shares of common stock to Johnson & Johnson at a price of $10.00 per share, resulting in net proceeds of $3.0 million. All outstanding shares of Series A and B were converted into common stock at the closing of the IPO. On October 27, 1997 the Company completed a follow- on public offering of 2.3 million shares of its common stock at an offering price of $16 per share, resulting in net proceeds of $34.3 million.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  In November 1999, the Company completed a $10,000,000 private placement of 10,000 shares of Series D convertible preferred stock (Series D) and warrants to acquire 1,523,810 shares of common stock, resulting in net proceeds of $9,344,960. Each share of Series D is convertible into shares of common stock, subject to adjustment as provided in the Articles of Amendment to Restated Articles of Incorporation. Each share of Series D is currently convertible into 462.427 shares of common stock. The warrants were valued at $3,017,000, have exercise prices of $2.625 per share of common stock and expire in November, 2004. The Company also issued warrants to purchase 50,000 shares of common stock to the placement agent of the Series D. These warrants expire in 2004, and have exercise prices of $2.38. The value of the warrants of approximately $100,000 was accounted for as a cost of the offering. All warrants were valued using the Black-Scholes pricing model with input assumptions for volatility, risk-free interest rate, dividends, and life of 1.01, 5.5%, none, and five, respectively.

  Holders of the Series D are entitled to receive cumulative dividends at a rate per share of 5% per annum payable on each September 30, commencing September 30, 2000. At the Company's option, subject to certain restrictions and penalties, dividends may be paid in cash or in shares of the Company's common stock. The Company is to pay each Series D investor four annual dividend payments notwithstanding any conversion, redemption or sale of the preferred stock held by such investor. The Company has accrued a Series D stock dividend of $44,000 at December 31, 1999.

  The Company's obligation to issue dividends after the fourth annual dividend payment will terminate for any shares of the Series D that have not been converted into shares of common stock if on the earlier of the fourth anniversary or any subsequent annual anniversary of the original issue date, as defined, the average share closing price of the common stock is greater than 20% of the fixed conversion price of $2.1625, compounded annually. Notwithstanding the above, the Company's obligation to pay dividends terminates on the seven-year anniversary of the original issue date, as defined.

  The Series D is convertible at the option of the holder or may automatically convert if the per share market value of the Company's shares of common stock exceeds specified returns when compared to the conversion price.

  The holders of the Series D have a liquidation preference of $1,000 per share. The Series D holders have the right to vote with the common stock on an as-converted basis. The Company is also precluded from carrying out certain actions without the approval of at least 51% of the Series D holders.

  The shares of common stock issuable upon the conversion and exercise of the Series D preferred stock and warrants, respectively, have certain registration rights.

  On the date of the preferred stock issuance, the effective conversion price of the preferred stock (after allocating the portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the preferred stock is convertible. In accordance with EITF 98-5 "Convertible Securities with Beneficial Conversion Features," the discount was recorded as a preferred stock dividend valued at $5,156,069.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Common Stock Reserved

  A summary of common stock reserved for issuance is as follows as of December
31:

                                                                         1999
                                                                      ----------
   Series D preferred stock..........................................  4,624,277
   Equity incentive plan.............................................  3,766,465
   Common stock warrants.............................................  2,073,810
   Employee stock purchase plan......................................    133,934
   Restricted share rights...........................................    103,665
                                                                      ----------
                                                                      10,702,151
                                                                      ==========

5. Consulting and Employment Agreements

 Corporate Officers

  In 1998, the Company extended loans totaling $380,000 to executive officers on a full-recourse basis. Each of the notes has a term of four years and bears interest at approximately 5%. The full balance of principal and accumulated interest is due at maturity. The executives used the funds to purchase shares of the Company's common stock on the open market.

  In 1999, an executive officer's employment with the Company was terminated. Contemporaneously upon termination of employment, the Company entered into a consulting agreement with the former executive to act as an independent expert in manufacturing and to assist the Company in its development of therapeutic products for clinical testing and commercial sale. In exchange for such services, the Company extended the exercisability of the executive's vested options for three years and will apply the value of services against an outstanding loan balance. The $50,000 remaining loan balance due from this former officer was reclassified to a current asset. The Company recognized stock based compensation expense of $29,000 during 1999 in connection with the consulting agreement.

  The Company has severance agreements with certain of its officers having a term of one year.

 Advisory Boards

  The Company has entered into consulting agreements with the members of its Scientific and Clinical Advisory Boards ("Advisory Boards") providing for the periodic issuance of common stock and options to purchase common stock, and consulting fees. One agreement has an annual retainer of $10,000. The remaining advisory board members are paid consulting fees on a per diem basis. The consulting agreements with members of the Advisory Boards are cancelable upon 30 days notice. The Company has issued stock options to members of its Advisory Boards. In July 1998 the Board of Directors approved the repricing of outstanding options. All options held by advisory board members are accounted for at fair market value in accordance with EITF 96-18. Compensation related expense recognized in 1999 and 1998 was $156,000 and $157,000, respectively.

 Consultants

  The Company has issued stock options to other consultants for various services. In July 1998 the Board of Directors approved the repricing of outstanding options. All options held by consultants are accounted for at fair market value in accordance with EITF 96-18. Compensation related expense recognized in 1999 and 1998 was $256,000 and $266,000.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Related Party Disclosure

  In 1999, the Company entered into an agreement with a clinical medical consultant who is the spouse of an executive officer of the Company. During 1999 the Company paid the clinical medical consultant approximately $107,000 in fees for services rendered.

6. Contractual Arrangements and Commitments

 Licensed Technology

  In March 1992, the Company entered into agreements with the Fred Hutchinson Cancer Research Center ("FHCRC") under the terms of which the Company has received worldwide licenses and options to technology, or technology claimed, for five U.S. patent applications. The Company paid initial license fees totaling $100,000 and issued 76,572 shares of common stock valued at $3,200 to the FHCRC for such technology. The Company is obligated to pay royalties on revenues resulting from future sales of products employing the technology and on revenues received from sublicenses for the technology, with minimum annual royalties of $50,000 prior to, and $100,000 after, the first commercial sale of such products. The agreements are for a term equal to the later of 15 years or the expiration of the last issued patent included within the licensed technology, unless terminated earlier for certain specified events, including the failure of the Company to take reasonable efforts to engage in research and development with respect to the licensed technology. The Company recognized expense of $50,000 in 1999, 1998 and 1997 related to this agreement.

 Facilities Lease

  The Company has executed noncancelable operating leases for office and laboratory space that expire in 2003, with two five-year renewal options at the then-current market rates. The lessor provided approximately $575,000 for leasehold improvements and rent concessions, which is being amortized over the initial lease term. In 1998 the Company executed an operating lease for additional office space that expires in August, 2001, with one three-year renewal option at the then-current market rate. In November 1999, the Company cancelled and terminated this lease. Rent expense amounted to $1,396,289, $1,152,340, and $1,144,290 for the years ended December 31, 1999, 1998, and
1997, respectively. Future minimum annual rental payments under the leases approximate the following for the years ended December 31:

       2000.......................................................... $1,164,942
       2001..........................................................  1,164,942
       2002..........................................................  1,164,942
       2003..........................................................     97,079
                                                                      ----------
                                                                      $3,591,905
                                                                      ==========

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7. Long-term Obligations

  Long-term obligations consist of the following as of December 31:

                                                            1999       1998
                                                         ---------- ----------
   Master financing agreements:
     Due December 2001, monthly payments of $44,196,
      including interest at 12.5%....................... $1,040,699 $1,415,150
     Due September 2002, monthly payments of $59,811
      including interest at 12.4%.......................  1,796,650  2,259,775
     Due December 2002, monthly payments of $18,290
      including interest at 12.4%.......................    586,649    713,251
     Repaid in August 1999..............................        --     154,718
   Deferred rent........................................    354,324    525,411
                                                         ---------- ----------
                                                          3,778,322  5,068,305
   Less current portion.................................  1,125,211  1,180,702
                                                         ---------- ----------
                                                         $2,653,111 $3,887,603
                                                         ========== ==========

  For each borrowing, the Company granted the lessor a security interest in specified fixed assets.

  Annual maturities of the master financing agreements for 2000 through 2002, respectively, are $1,117,274, $1,387,110 and $919,614.

8. Stock Options and Warrants

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

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  In 1998, the Board of Directors approved the exchange of all outstanding options with exercise prices ranging from $3.03 to $16.06 per share for options with an exercise price of $2.906 per share, the fair value of the underlying common stock at that time. Accordingly, 1,612,934 shares were exchanged for new options with 10-year terms commencing July 31, 1998. These amounts have been included as granted and canceled options during 1998 in the summary activity table shown below.

                                                    Shares    Weighted Average
                                                    Under      Exercise Price
                                                    Option       Per Share
                                                  ----------  ----------------
   Balance January 1, 1997.......................  1,294,945       $11.77
     Granted.....................................    575,874        13.90
     Canceled....................................    (52,331)       11.78
     Exercised...................................    (50,045)       11.15
                                                  ----------
   Balance December 31, 1997 (791,265
    exercisable).................................  1,768,443        12.48
     Granted.....................................  2,510,999         2.93
     Canceled.................................... (1,762,045)       12.29
     Exercised...................................     (8,570)        9.82
                                                  ----------
   Balance December 31, 1998 (57,477
    exercisable).................................  2,508,827         3.07
     Granted.....................................  1,198,459         2.96
     Canceled....................................   (517,718)        3.03
     Exercised...................................     (4,932)        2.84
                                                  ----------
   Balance December 31, 1999 (1,666,822
    exercisable).................................  3,184,636       $ 3.04
                                                  ==========

                                                                           Exercisable Options
                                                                               Outstanding
                                      Options Outstanding                 (Without Restriction)
                         --------------------------------------------- ----------------------------
                           Number    Weighted Average
        Range of         Outstanding    Remaining     Weighted Average   Number    Weighted Average
    Exercise Prices       12/31/99   Contractual Life  Exercise Price  Exercisable  Exercise Price
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$2.000-$2.703...........    823,015     9.28 Years         $2.665         133,969       $2.657
$2.906-$2.906...........  1,479,748     8.33 Years         $2.906       1,318,632       $2.906
$2.969-$3.688...........    782,555     9.41 Years         $3.124         142,907       $3.001
$3.813-$16.063..........     99,318     7.70 Years         $7.372          71,314       $8.534
                          ---------                                     ---------
$2.000-$16.063..........  3,184,636     8.82 Years         $3.037       1,666,822       $3.135
                          =========                                     =========

  The weighted average fair value of options granted during 1999, 1998, and 1997 was $1.94, $1.85, and $5.53, respectively. As of December 31, 1999,
581,829 shares of common stock were available for future grants.

  SFAS 123 encourages, but does not require, entities to adopt the fair value method of accounting for their stock-based compensation plans. Under this method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Fair value is determined using a Black-Scholes option pricing model that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) a two-year expected life in 1999 and a four-year expected life in 1998 and 1997, (4) no expected dividends, (5) risk-free interest rate of 5.5% in both 1999 and 1998 and rates ranging from 5.4% to 6.7% during 1997, respectively, and (6) volatility factor of 1.006, .91 and .48 in 1999, 1998 and 1997, respectively. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted with exercise prices equal to or greater than fair value. Although

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

not reflective of the effects of reported net loss in future years until the rules of SFAS 123 are applied to all outstanding non-vested options, if the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, basic and diluted net loss and basic and diluted net loss per share would have been adjusted (increased) as follows for the years ended December 31:

                                        Year Ended December 31,
                                 ----------------------------------------
                                     1999          1998          1997
                                 ------------  ------------  ------------
Net loss applicable to common
 shareholders:
  As reported................... $(41,480,663) $(24,971,911) $(23,026,294)
  As adjusted...................  (43,530,183)  (27,553,633)  (23,800,008)
Basic and diluted net loss per
 share:
  As reported................... $      (2.67) $      (1.62) $      (1.98)
  As adjusted...................        (2.80)        (1.79)        (2.05)

  In accordance with EITF 96-18, the Company considers all equity instruments issued to non-employees to be accounted for as fair value equity instruments. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the latter of the vesting date or date on which they become exercisable. At December 31, 1999, options to acquire 247,708 shares of common stock are considered fair value options. During 1999 and 1998, the Company recognized total EITF 96-18 non-employee equity based compensation related expense of $569,000 and $423,000, respectively.

  In December 1999, the Compensation Committee of the Board of Directors authorized the issuance of 243,903 restricted shares to executive officers and certain employees. The shares which will be issued in early 2000, fully vest in December 2002. The shares were valued at $746,953, are recorded as deferred compensation expense at December 31, 1999, and will be amortized over the three year vesting period.

  As discussed in Note 11, the Company has issued 103,665 restricted share rights to non-employees in 1998 for which ownership vests upon the achievement of a future event. Compensation related to these rights will be measured as the event becomes probable with final valuation on the vesting date.

 Warrants

  In 1998, the Company issued warrants to purchase 350,000 shares of common stock of the Company in connection with a license agreement. The warrants expire November 12, 2008 and become exercisable only upon the occurrence of certain exercise events, including a license or sale by the Company of any licensed patent rights subject to the agreement to a third party or a change of control of the Company, as defined. The exercise price per share is the lesser of $20.00 or the average closing stock price for the 30 consecutive trading days ending on the date of the exercise event. Compensation related to these warrants will be measured as any of the exercise events become probable with the final valuation on the exercisable date.

  In 1999, the Company entered into an agreement with two consulting companies to develop and execute a communication plan for the Company. In connection with this agreement, the Company granted warrants to purchase 150,000 shares of common stock to the consultants, whereby each warrant entitles the holder to purchase one share of the Company's common stock at strike prices ranging from $3.00 to $18.00 per share. Except for those warrants with a strike price of $3.00 per share which vested immediately (valued at $37,500, in accordance with EITF 96-18), the warrants vest individually if and when the closing price for the Company's common stock equals or exceeds its strike price for a specified period of time. All unvested warrants expire 30 days after the expiration of the one-year consulting agreement which may be terminated by either party upon

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

30 days written notice for any reason whatsoever. Compensation related to these warrants will be measured as any of the exercise events become probable with the final valuation on the exercisable date.

 Employee Stock Purchase Plan

  The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan"), under which eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, the Company issued 56,245 shares to employees in 1999. There is a balance of 133,934 shares reserved for future purchases at December 31, 1999.

9. Net Loss Per Share

  Basic and diluted loss per share is calculated using the average number of common shares outstanding.

                                            Year ended December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Net loss applicable to common
 shareholders(A).................... $(41,480,663) $(24,971,911) $(23,026,294)
                                     ============  ============  ============
Weighted average common stock
 outstanding(B).....................   15,551,526    15,409,848    11,634,032
                                     ------------  ------------  ------------
Loss per share:
  Basic and diluted(A/B)............ $      (2.67) $      (1.62) $      (1.98)
                                     ============  ============  ============

As of December 31, 1999, 1998 and 1997, options, warrants and convertible preferred stock were not included in the calculation of net loss per share as they are anti-dilutive.

10. Income Taxes

  As of December 31, 1999, the Company had net operating tax loss carryforwards of approximately $152 million and research and development credit carryforwards of approximately $5.6 million. The carryforwards begin to expire in the year 2007. Due to rounds of equity financings (and other ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("the Code") see Notes 4 and 12), the Company has incurred "ownership changes" pursuant to the Code, as amended. Accordingly, the Company's use of its net operating loss carryforwards is limited to $5.6 million annually for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The Company's valuation allowance increased $13,609,000, $9,905,000, and $8,772,000 during 1999, 1998 and 1997, respectively.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                        1999          1998
                                                    ------------  ------------
   Deferred tax assets:
     Net operating loss carryforwards.............  $ 51,688,000  $ 39,646,000
     Research and development tax credit
      carryforwards...............................     5,555,000     4,248,000
     Accruals on financial statements in excess of
      tax returns.................................       649,000       573,000
     Charitable contributions carryforward........        73,000        42,000
     Depreciation in financial statements in
      excess of tax...............................       831,000       684,000
                                                    ------------  ------------
   Gross deferred tax assets......................    58,796,000    45,193,000
   Less valuation allowance.......................   (58,746,000)  (45,137,000)
                                                    ------------  ------------
   Gross deferred tax liability:                          50,000        56,000
     Accruals on tax returns in excess of
      financial statements........................       (50,000)      (56,000)
                                                    ------------  ------------
   Net deferred tax...............................  $        --   $        --
                                                    ============  ============

11. Significant Agreements

  BioChem Therapeutic Inc.: On March 7, 1995, the Company and BioChem Therapeutic Inc. ("BioChem"), a wholly owned subsidiary of BioChem Pharma, Inc., signed collaboration and supply agreements (the "BioChem Collaboration Agreement" and the "BioChem Supply Agreement," respectively). The BioChem Collaboration Agreement grants an exclusive license to enable BioChem to seek Canadian regulatory approval for, and to use and sell, the Company's lisofylline and/or Apra compounds (and compositions thereof) (collectively, the "cti Compounds") in Canada. Under the BioChem Collaboration Agreement, the Company is entitled to receive payments upon the satisfaction of specified product development milestones and royalties on all sales, if any. The BioChem Collaboration Agreement terminates upon the expiration of the last to expire patents covering the cti Compounds or, absent a patent, upon the tenth anniversary of the first commercial sale of such cti Compound. The Company recorded milestone payments of $100,000, $250,000 and $100,000 under the BioChem Collaboration Agreement in 1998, 1996 and 1995, respectively. Under the BioChem Supply Agreement, the Company is to supply BioChem the cti Compounds at a percentage mark-up above cost. The BioChem Supply Agreement terminates 20 years from the date of termination of the BioChem Collaboration Agreement with respect to each of the cti Compounds.

  Johnson & Johnson: In November 1996, the Company entered into a collaboration and license agreement with Ortho Biotech Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly owned subsidiaries of Johnson & Johnson (collectively, "Johnson & Johnson") for the joint development and commercialization of LSF, to prevent or reduce the toxic side effects among cancer patients receiving high-dose radiation and/or chemotherapy followed by BMT. Upon execution of the collaboration agreement, Johnson & Johnson paid the Company a $5.0 million license fee. In addition, Johnson & Johnson Development Corporation ("JJDC"), a wholly owned subsidiary of Johnson & Johnson, purchased 14,925.373 shares of the Company's newly issued Series B convertible preferred stock at $335 per share for an aggregate purchase price of $5.0 million. In September 1997, Johnson & Johnson made a $1.0 million payment to the Company to expand its participation in development of LSF to include the treatment of patients with acute myeloid leukemia ("AML") undergoing high-dose chemotherapy. Under the terms of the Collaboration Agreement, Johnson & Johnson funded $10.8 million of the Company's development costs for 1997. In July 1998, after reviewing the results of the Company's Phase III clinical trial for LSF among patients receiving BMT from related donors, in which the primary endpoints were not met, Johnson & Johnson reached

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

an agreement in principle with the Company to revise the Collaboration Agreement. On November 16, 1998, the Company and Johnson & Johnson formally amended the Collaboration Agreement. Under the terms of the amended Collaboration Agreement, Johnson & Johnson agreed to pay the Company $13.1 million for development cost reimbursements for BMT and AML for the year ended December 31, 1998. After reviewing both the interim data from the Company's pivotal Phase II/III trial for LSF in patients with acute lung injury and acute respiratory distress syndrome and the results of the Company's Phase III trial for LSF following induction chemotherapy for AML, Johnson & Johnson may elect to resume responsibility for the development and commercialization of LSF subject to certain additional payments upon resumption of its obligations. If Johnson & Johnson does not elect to resume development activities, then the Company will be free to license LSF to other third parties. In accordance with the amended Collaboration Agreement, the Company is preparing the data from each of these trials for Johnson and Johnson's review. The Company does not anticipate that Johnson and Johnson will elect to resume responsibility for development and commercialization of LSF. As of December 31, 1998, the Company had recorded approximately $40.8 million in equity payments, license and milestone fees, and development cost reimbursements with Johnson & Johnson.

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

 Other Agreements

  Lipomed: In October 1995, the Company purchased all of the intellectual property of Lipomed Corporation ("Lipomed") for $1,155,750 consisting of 98,574 shares of common stock. In accordance with this agreement, in 1999, upon issuance of a patent, $100,000 was paid to Lipomed.

  PG-TXL Company, L.P.: In 1998, the Company entered into an agreement with PG-TXL Company, L.P. granting the Company an exclusive worldwide license for the rights to polyglutamic acid paclitaxel ("PG-TXL"),

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

a water soluble form of the cancer drug, Taxol(R) and to all potential uses of PG-TXL Company, L.P.'s polymer technology. Under the terms of the agreement, the Company acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. The Company will be obligated to make milestone payments upon the attainment of significant achievements, as defined in the agreement. The Company also granted warrants to purchase 350,000 shares of the Company's common stock (see Note 8) to PG-TXL Company, L.P. The Company is obligated to meet certain development requirements by June 30, 2002 to maintain exclusive license rights.

  The Company also entered into Signing Bonus and Restricted Stock and Share Grant Agreements and Consulting Agreements with certain individuals affiliated with PG-TXL Company, L.P. (the "PG-TXL Affiliates"). Under the terms of these agreements, the Company has issued 51,835 restricted shares of common stock. These shares vested in November 1999 upon the issuance of a patent, whereupon the Company recorded an expense of $90,711 in accordance with EITF 96-18. The Company also granted 103,665 restricted share rights to the PG-TXL Affiliates, which also vest upon certain performance conditions. The Company will begin to record compensation expense at the time the vesting of the share rights become probable. The Company will pay approximately $300,000 in consulting fees to the PG-TXL Affiliates over three years.

12. Subsequent Events

  Acquisition of PolaRx Biopharmaceuticals, Inc.: In January 2000, the Company completed the acquisition of PolaRx Biopharmaceuticals, Inc. (PolaRx), a biopharmaceutical company that owns the rights to Arsenic Trioxide (ATO), an anti-cancer compound for which the Company intends to file a New Drug Application with the FDA. Under the terms of the Agreement and Plan of Merger and Reorganization, dated January 7, 2000, (the Agreement), the Company assumed PolaRx's liabilities and commitments which are estimated to be $5,000,000, of which approximately $3,500,000 represents notes payable due between March and November, 2000. In addition, PolaRx's shareholders received 2,000,000 shares of the Company's common stock at signing and will earn 3,000,000 additional shares upon the earlier of the approval of a New Drug Application by the FDA of PolaRx's anti-cancer compound, Arsenic TriOxide
(ATO), or five years from the acquisition date. Two additional payments tied to annualized sales thresholds of $10 million and $20 million are to be payable in tranches of $4 million and $5 million, respectively, at the then fair market value of the Company's stock. For annual sales in excess of $40 million, the Company will pay a 2% royalty on net sales payable at the then fair market value of the Company's common stock or in certain circumstances, cash.

  The Agreement requires shareholder approval for the issuance of the Company's common stock for all but the initial 2,000,000 shares of common stock distributed at signing and 1,000,000 of the additional shares of common stock to be earned upon the earlier of the approval of an NDA or five years from the acquisition date. Shareholder approval is to occur on or before the earlier of the Company's next Annual Meeting of shareholders and September 30, 2000. To the extent that the Company's shareholders do not approve the issuance of such common stock on or before the time such shares of common stock would otherwise be required to be issued, then within 120 days of the relevant delivery date as defined, the Company will pay to the PolaRx shareholders an amount of cash equal to the fair market value of the Company's common stock at the time of such delivery date.

  Upon the closing of the Agreement, the Company incurred and subsequently paid $750,000 to an advisor, pursuant to an advisory agreement with PolaRx, dated June 30, 1998. The Chief Executive Officer and other certain employees of the advisor owned shares of common stock of PolaRx which were exchanged for shares of common stock of the Company. In addition, the advisor also acted as placement agent for two private placements of the Company and in connection therewith received placement agent fees and warrants to purchase shares of common stock of the Company.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Sale of Common Stock: In February, 2000, the Company completed a $40,000,000 private placement of 3,333,334 shares of common stock at an offering price of $12.00 per share, resulting in net proceeds of approximately $37,080,000. In connection with the offering the Company issued 170,000 warrants to purchase shares of common stock to a placement agent and finder. The warrants are exercisable for a period of five years at a price equal to 110% of the price per share of common stock sold in the offering. The shares of common stock issued and issuable upon the exercise of the warrants have certain registration rights.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

  The information required under Part III, Items 10,11,12, and 13, is included in our Proxy Statement relating to our annual meeting of shareholders, and will be incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year end, December 31, 1999.

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

  (b) Reports on Form 8-K.

      None.

  (c) Exhibits

 Exhibit
 Number                               Description
 -------                              -----------
  3.1(1) Registrant's Restated Articles of Incorporation.

  3.2(1) Registrant's Articles of Amendment to Restated Articles of
         Incorporation Establishing a Series of Preferred Stock (Series A
         Convertible Preferred Stock).

  3.3(2) Registrant's Articles of Amendment to Restated Articles of
         Incorporation Reducing the Number of Authorized Shares of Series A
         Convertible Preferred Stock.

  3.4(2) Registrant's Articles of Amendment to Restated Articles of
         Incorporation Establishing a Series of Preferred Stock (Series B
         Convertible Preferred Stock).

  3.5(2) Registrant's Articles of Amendment to Restated Articles of
         Incorporation Establishing a Series of Preferred Stock (Series C
         Preferred Stock).

  3.6(2) Registrant's Articles of Amendment to Restated Articles of
         Incorporation of Cell Therapeutics, Inc. Effecting a Reverse Stock
         Split.

  3.7(3) Registrant's Articles of Amendment to Restated Articles of
         Incorporation of Undesignating Series A and Series B Preferred Stock.


  Exhibit
  Number                                Description
  -------                               -----------
  3.7(4)   Registrant's Restated Bylaws.

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

 10.2(2)   Third Amendment to Lease Agreement between David A. Sabey and Sandra
           L. Sabey and the Registrant, dated as of September 10, 1996.

 10.3(1)   Assignment of Lease between Manlove Travel and the Registrant, dated
           April 23, 1993.

 10.4(2)   Letter Agreement between David A. Sabey, Sandra L. Sabey and the
           Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

 10.5(2) Employment Agreement between the Registrant and James A. Bianco, dated as of December 17, 1996.

 10.6(6) Employment Agreement between the Registrant and Louis A. Bianco, dated as of February 1, 1992, as amended May 27, 1994.

 10.7(1) Employment Agreement between the Registrant and Maurice J. Schwarz, dated May 2, 1994.

 10.8(7) Employment Agreement between the Registrant and Jack W. Singer, dated September 23, 1997.

 10.9(1) Severance Agreement between the Registrant and Robert A. Lewis, dated April 1, 1996.

 10.10(2)  Form of Strategic Management Team Severance Agreement.

 10.11(1) Promissory Note between James A. Bianco, M.D. and the Registrant, dated December 23, 1993.

 10.12(1)  Stock Pledge Agreement between James A. Bianco, M.D. and the
           Registrant, dated December 23, 1993.

 10.13(1)  1994 Equity Incentive Plan, as amended.

 10.14(1)  1992 Stock Option Plan, as amended.

 10.15(1)  1996 Employee Stock Purchase Plan.

 10.16(1)  Form of Sales Agent Warrant for the 1992 Private Placement.

 10.17(1)  Warrant, dated November 25, 1992, between the Registrant and David
           H. Smith, M.D.

 10.18(1) Registration Agreement between the Registrant and the other parties included therein, dated as of November 23, 1993.

 10.19(1)  Form of Sales Agent Warrant for the 1993 Private Placement.

 10.20(1) Subscription Agreement between the Registrant and the other parties included therein, dated as of March 21, 1995.

 10.21(1) Registration Rights Agreement between the Registrant and the other parties included therein, dated as of March 21, 1995.

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


  Exhibit
  Number                                Description
  -------                               -----------
 10.25+(6) Supply Agreement by and between BioChem Therapeutic Inc. and the
           Registrant, dated March 7, 1995.

 10.26+(2) Supply Agreement by and between ChiRex, Ltd. and the Registrant, dated January 21, 1997.

 10.27+(8) Pre-Validation Agreement dated as of October 16, 1998, between the
           Registrant and ChiRex, Ltd.

 10.28+(2) Collaboration and License Agreement, dated as of November 8, 1996, by and between the Registrant and Ortho Biotech Inc. and The R.W.
           Johnson Pharmaceutical Research Institute, a division of Ortho
           Pharmaceutical Corporation.

 10.29+(1) Amendment No. 1, dated November 16, 1998, to the Collaboration and
           License Agreement dated as of November 8, 1996, by and between the Registrant and Ortho Biotech Inc. and The R.W. Johnson
           Pharmaceutical Corporation.

 10.30(2) Stock Purchase Agreement, dated as of November 8, 1996, by and between the Registrant and Johnson & Johnson Development
           Corporation.

 10.31(1)  Master Lease Agreement, dated as of December 28, 1994 between the
           Registrant and Aberlyn Capital Management Limited Partnership.

 10.32(1)  Common Stock Purchase Warrant, dated December 28, 1994 between the
           Registrant and Aberlyn Capital Management Limited Partnership.

 10.33(1)  Loan and Security Agreement, dated as of May 30, 1995, between the
           Registrant and Financing for Science International, Inc.

 10.34(9)  Loan and Security Agreement, dated as of June 28, 1996, between the
           Registrant and Financing for Science International, Inc.

 10.35(1)  Asset Purchase Agreement, dated of October 17, 1995, between Lipomed
           Corporation, its Stockholders and the Registrant, as amended.

 10.36(6)  Form of Scientific Advisory Board Consulting Agreement.

 10.37(6)  Form of Clinical Advisory Board Consulting Agreement.

 10.38(7)  Master Loan and Security Agreement between the Company and the
           Transamerica Business Credit Corporation, dated as of December 9,
           1997.

 10.39+(1) License Agreement dated as of November 13, 1998, by and between PG-
           TXL Company, L.P. and the Registrant.

 21.1      Subsidiaries of the Registrant.

 23.1      Consent of Ernst & Young LLP, independent auditors.

 27.1      Financial Data Schedule.

--------
 + Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 (No. 33-4154).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-20855).
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-36603).
(4) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(5) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 8-A.
(6) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 10.
(7) Incorporated by reference to exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(8) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(9) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 24, 2000.

                                          Cell Therapeutics, Inc.

                                                   /s/ James A. Bianco
                                          By___________________________________
                                                   James A. Bianco, M.D.
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Bianco and Louis A. Bianco, and each of them his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment or post-effective amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

                                     Chairman of the Board and       March   , 2000
____________________________________  Director
         Max E. Link, Ph.D.

      /s/ James A. Bianco            President, Chief Executive      March 24, 2000
____________________________________  Officer and Director
       James A. Bianco, M.D.          (Principal Executive
                                      Officer)

       /s/ Louis A. Bianco           Executive Vice President,       March 24, 2000
____________________________________  Finance and Administration
          Louis A. Bianco             (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

       /s/ Jack W. Singer            Director                        March 24, 2000
____________________________________
        Jack W. Singer, M.D.

       /s/ Jack L. Bowman            Director                        March 24, 2000
____________________________________
           Jack L. Bowman

                                     Director                        March   , 2000
____________________________________
       Jeremy L. Curnock Cook


             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Wilfred E. Jaeger           Director                        March 24, 2000
____________________________________
      Wilfred E. Jaeger, M.D.

   /s/ Mary O'Neil Mundinger         Director                        March 24, 2000
____________________________________
    Mary O'Neil Mundinger, DrPH

    /s/ Phillip M. Nudelman          Director                        March 24, 2000
____________________________________
     Phillip M. Nudelman, Ph.D.