Form 10-K/A
period 1999-12-31
CELL THERAPEUTICS INC
filed 2000-05-01
CIK 891293

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ---------------

                               FORM 10-K/A

                               ---------------

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

                               ---------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth certain information with respect to the directors and executive officers of CTI as of April 28, 2000:

Name                      Age Position
----                      --- --------
Max E. Link, Ph.D. (1)..   59 Chairman of the Board of Directors
James A. Bianco, M.D.      43 President, Chief Executive Officer, and Director
 (1)....................
Jack W. Singer, M.D.....   57 Executive Vice President, Research Program Chairman, Director
Louis A. Bianco.........   47 Executive Vice President, Finance and Administration
Robert A. Lewis, M.D....   55 Executive Vice President, Chief Scientific Officer
Susan O. Moore..........   51 Executive Vice President, Corporate Resource Development
Edward F. Kenney........   55 Executive Vice President, Chief Operating Officer
Jack L. Bowman (2)......   67 Director
Jeremy L. Curnock Cook     50 Director
 (1) (2)................
Wilfred E. Jaeger, M.D.    44 Director
 (2) (3)................
Mary O. Mundinger,         63 Director
 DrPH...................
Phillip M. Nudelman,       63 Director
 Ph.D. (1) (3)..........

--------

(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

  Dr. Link joined the Board of Directors in July 1995 as its Vice Chairman and has served as Chairman of the Board of Directors since January 1996. In addition, Dr. Link has held a number of executive positions with pharmaceutical and healthcare companies. Most recently, he served as Chief Executive Officer of Corange, Limited ("Corange"), from May 1993 until June 1994. Prior to joining Corange, Dr. Link served in a number of positions within Sandoz Pharma Ltd., including Chief Executive Officer from 1990 until April 1992, and Chairman from April 1992 until May 1993. Dr. Link currently serves on the board of directors of Alexion Pharmaceutical, Inc., Human Genome Sciences, Inc., and Protein Design Labs, Inc. Dr. Link received his Ph.D. in Economics from the University of St. Gallen.

  Dr. Bianco is the principal founder of cti and has been cti's President and Chief Executive Officer since February 1992 and a Director of cti since the Company's inception in September 1991. Prior to joining cti, Dr. Bianco was an Assistant Professor of Medicine at the University of Washington, Seattle, and an Assistant Member in the clinical research division of the Fred Hutchinson Cancer Research Center ("FHCRC"), the world's largest bone marrow transplant ("BMT") center. From 1990 to 1992, Dr. Bianco was the director of the BMT Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco received his B.S. degree in Biology and Physics from New York University and his M.D. from Mount Sinai School of Medicine.

  Dr. Singer is a founder and Director of cti and currently serves as cti's Executive Vice President, Research Program Chairman. Dr. Singer has been a Director of cti since the Company's inception in September 1991. From April 1992 to July 1995, Dr. Singer was cti's Executive Vice President, Research and Development. Prior to joining cti, Dr. Singer was Professor of Medicine at the University of Washington and full Member of the FHCRC. From 1975 to 1992, Dr. Singer was the Chief of Medical Oncology at the Veterans Administration Medical Center in Seattle. Dr. Singer received his M.D. from State University of New York, Downstate Medical College.

  Mr. Bianco is a founder of cti and has been cti's Executive Vice President, Finance and Administration since February 1, 1992, and was a Director of cti from the Company's inception in September 1991 to April 1992 and from April 1993 to April 1995. From January 1989 through January 1992, Mr. Bianco was a Vice President at Deutsche Bank Capital Corporation in charge of risk management. Mr. Bianco is a Certified Public Accountant and received his M.B.A. from New York University. Mr. Bianco and Dr. Bianco are brothers.

  Dr. Lewis has been cti's Executive Vice President, Chief Scientific Officer since April 1996. From September 1994 to May 1995, Dr. Lewis was Senior Vice President and Director, Preclinical Research and Development at Syntex-Roche ("'Syntex"'). From February 1986 to February 1992, he held various Senior and Executive Vice Presidential offices at Syntex. While at Syntex, he held associate professorships at Stanford University and at the University of California, San Francisco, where he also held an adjunct professorship from 1992 to 1994. Prior to joining Syntex, Dr. Lewis was an Associate Professor of Medicine at Harvard Medical School. Dr. Lewis received his B.S. degree in chemistry from Yale University and his M.D. from the University of Rochester.

  Ms. Moore has been cti's Executive Vice President, Corporate Resource Development since January 1999, responsible for Corporate Communications and Human Resource Development, and served as Executive Vice President, Human Resource Development from July 1995 to December 1998. From March 1993 to July 1995, Ms. Moore was cti's Vice President of Human Resources. Prior to joining cti, Ms. Moore was self-employed as a compensation consultant. From 1991 to December 1992, Ms. Moore was the Director of Human Resources at ICOS Corporation, a biotechnology company. From 1984 to 1990, Ms. Moore served as Program Manager for Software Engineering Digital Equipment Corporation.

  Mr. Kenney has been cti's Executive Vice President, Chief Operating Officer since January 1999. From February 1997 to September 1998 he was Vice President of Marketing and Sales at CellPro Incorporated. From 1987 to 1996 he served in various sales, marketing and business development positions at Cetus Corporation and Chiron Corporation, which merged in 1991. From 1991 to 1996, Mr. Kenney was a marketing manager in the cardiovascular therapy area at Boehringer Ingelheim, and from 1978 to 1986, he served in various sales, marketing and business development capacities at Bristol-Myers Corporation. Mr. Kenney earned a M.S. degree in Natural Resources from Ohio State University.

  Mr. Bowman has been a Director of cti since April 1995. From 1987 until January 1994, Mr. Bowman was a company group chairman at Johnson & Johnson, having primary responsibility for a group of companies in the diagnostic, blood glucose monitoring and pharmaceutical businesses. From 1980 to 1987, Mr. Bowman held various positions at American Cyanamid Company, most recently as Executive Vice President. Mr. Bowman was a member of the board of trustees of The Johns Hopkins University and serves on the board of directors of NeoRx Corporation, CytRx Corporation and Cellegy Pharmaceuticals, Inc., Targeted Genetics Corp., and Celgene Corp.

  Mr. Curnock Cook has been a Director of cti since March 1995. Mr. Curnock Cook has been a director of the Bioscience Unit of Rothschild Asset Management Limited since 1987. He is a director of several British companies, including The International Biotechnology Trust, plc, Biocompatibles International, plc, Cobra Therapeutics. and Vanguard Medica Group plc. He also serves on the board of directors of Creative Biomolecules, Inc., Targeted Genetics, Corp., and Ribozyme Pharmaceuticals, Inc. in the United States.

  Dr. Jaeger has been a Director of cti since September 1992. Dr. Jaeger is a founding general partner of Three Arch Partners, a venture capital firm which focuses on health care investments. Prior to joining Three Arch Partners in 1993, he was a partner at Collinson Howe Venture Partners, formerly Schroeder Venture Advisors and the Phoenix Partners. Dr. Jaeger received his M.D. from the University of British Columbia in Vancouver, B.C., Canada. Dr. Jaeger is also a director of Intensiva Healthcare Corporation.

  Dr. Mundinger has been a Director of cti since April 1997. Since 1986, she has been a Dean and Professor at the School of Nursing, and an Associate Dean on the Faculty of Medicine at Columbia University. Dr. Mundinger also serves on the editorial board of National Health Publishing Company, Inc. Dr. Mundinger received her Doctorate of Public Health from Columbia's School of Public Health.

  Dr. Nudelman has been a Director of cti since March 1994. He is the President and Chairman of the Board of Kaiser/Group Health. From 1990 to 1997, Dr. Nudelman was the President and Chief Executive Officer of Group Health Cooperative of Puget Sound, a health maintenance organization. Dr. Nudelman serves as chairman of the board of directors of the American Association of Health Plans, ATL Ultrasound, SpaceLabs Medical, Inc., Cytran Ltd., Franklin Health and the United Way. Dr. Nudelman received his B.S. degree in Microbiology, Zoology and Pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in Health Systems Management from Pacific Western University.

  The Board of Directors of cti is divided into three approximately equal classes of Directors serving staggered three-year terms and until their successors are elected and qualified. As a result, approximately one-third of the total number of Directors will be elected every year. The current terms of Drs. Bianco, Singer and Mundinger expire in 2000; the current terms of Dr. Nudelman and Messrs. Bowman and Curnock Cook expire in 2001; and the current terms of Drs. Link and Jaeger expire in 2002. Executive Officers of cti serve at the discretion of the Board of Directors. Under cti's Bylaws, the number of Directors constituting the entire Board of Directors may be decreased or increased by majority action of either the Board of Directors or the shareholders, but no decrease in the number of Directors may have the effect of shortening the term of any incumbent Director. Currently, the Board of Directors has fixed the number of Directors at eight.

Director Compensation

  Directors who are also employees of the Company are not paid an annual retainer nor are they compensated for serving on the Board. Non-employee Directors are paid $2,000 per meeting of the Board or Board committee, up to a maximum of $10,000 per Director each calendar year. All Directors are reimbursed for their expenses incurred in attending Board meetings. In 1999, pursuant to the Automatic Option Grant Program in effect for the Directors under the Company's 1994 Stock Option Plan, each non-employee Director also received a fully-vested option grant for 1,905 shares on the anniversary date of the commencement of such Director's service as a Director. Each such option has an exercise price equal to 100% of the fair market value on the grant date in 1999 and a term of ten years measured from such grant date, subject to early termination following the optionee's cessation of service as a Director.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company prepares Section 16(a) forms on behalf of its executive officers and Directors based on the information provided by them. The Company has not filed these forms, and is in the process of correcting these late filings.

Item 11. Executive Compensation

  The following table sets forth all compensation earned in the years ended December 31, 1997, 1998 and 1999 by the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at December 31, 1999 (collectively, the "Named Executive Officers"):

                          Summary Compensation Table

                                                                   Long-Term Compensation
                                      Annual Compensation                  Awards
                               ---------------------------------   -----------------------
                                                                                Securities
                                                    Other Annual    Restricted  Underlying
Name and Principal                                  Compensation   Stock Awards  Options        All Other
Position                  Year Salary ($) Bonus ($)    ($)(1)         ($)(4)      (#)(2)     Compensation ($)
------------------        ---- ---------- --------- ------------   ------------ ----------   ----------------
James A. Bianco, M.D. ..  1999  433,224        --     101,885(3)     108,412     100,000         141,397(5)
 President and Chief      1998  433,224     30,000     89,096(6)         --      403,672(7)      139,917(8)
 Executive Officer        1997  393,840    120,000     88,426(9)         --       80,000         294,319(10)

Jack W. Singer, M.D. ...  1999  260,016        --       4,850(11)     65,067      40,000          11,655(12)
 Executive Vice
 President,               1998  260,016        --       3,725(11)        --      122,031(7)       11,655(12)
 Research Program         1997  251,898     60,000      3,821(11)        --       27,500          11,655(12)
 Chairman

Louis A. Bianco.........  1999  300,120        --       7,210(13)     54,252      35,000          10,428(14)
 Executive Vice
 President,               1998  300,120        --       4,150(13)        --      126,531(7)       72,517(15)
 Finance and
 Administration           1997  300,120        --       3,639(13)        --       15,000          96,109(16)

Robert A. Lewis, M.D. ..  1999  272,040        --       3,796(11)     68,075      55,000             --
 Executive Vice
 President,               1998  272,040        --       3,476(11)        --      142,145(7)          --
 Chief Scientific
 Officer                  1997  262,032     40,000      2,741(11)        --       20,000             --

Edward F. Kenney........  1999  211,442        --       3,100(11)     56,304     135,000             --
 Executive Vice
 President,               1998      --         --         --             --          --              --
 Chief Operating Officer  1997      --         --         --             --          --              --

--------
 (1) Other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for the applicable year.
 (2) None of the Named Executive Officers held any Stock Appreciation Rights.
 (3) Other annual compensation for Dr. Bianco includes payments totaling $101,885 to cover Dr. Bianco's estimated tax liabilities with respect to
     (i) certain perquisites, and (ii) the life insurance premium payment and loan forgiveness described in Note 5.

 (4) All restricted stock grants were made on December 22, 1999 under the 1994 Equity Incentive Plan. The aggregate number of shares held by the Named Executive Officers at the end of 1999 (and their market value as of December 22, 1999) were: Dr. Bianco, 35,394 ($108,412); Dr. Singer,
     21,243 ($65,067); Mr. Bianco, 17,712 ($54,252); Dr. Lewis, 22,225
     ($68,075); and Mr. Kenney, 18,382 ($56,304). All of these grants vest 100% on the third anniversary of the grant date.

 (5) All other compensation for Dr. Bianco includes the following: (i) reimbursement of long-term disability insurance premiums of $9,461, (ii) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment, (iii) loan forgiveness of $88,036 pursuant to the terms of Dr. Bianco's employment agreement, and (iv) travel and expense reimbursements totaling $3,900.

 (6) Other annual compensation for Dr. Bianco includes payments totaling $89,096 to cover Dr. Bianco's estimated tax liabilities with respect to
     (i) certain perquisites, and (ii) the life insurance premium payment and loan forgiveness described in Note 8.

 (7) In July 1998, the Board of Directors approved the repricing of outstanding options to $2.906 per share by exchanging such outstanding options for new ten-year options. The terms of the exchange also included a one-year blackout period on the exercise of the repriced options that expired on July 31, 1999. All other terms and conditions of the options remained unchanged. Grants for the year ended December 31, 1998, include options that were initially granted in prior years and have been repriced and exchanged for new options in 1998 as follows: Dr. Bianco, 303,672 options were repriced and exchanged; Dr. Singer, 77,031 options were repriced and exchanged; Mr. Bianco, 91,531 options were repriced and exchanged; and Dr. Lewis, 87,145 options were repriced and exchanged.

 (8) All other compensation for Dr. Bianco includes the following: (i) reimbursement of long-term disability insurance premiums of $8,736, (ii) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment, (iii) loan forgiveness of $84,309 pursuant to the terms of Dr. Bianco's employment agreement, and (iv) travel and expense reimbursements totaling $6,872.

 (9) Other annual compensation for Dr. Bianco includes payments totaling $88,426 to cover Dr. Bianco's estimated tax liabilities with respect to
     (i) certain perquisites, and (ii) the life insurance premium payment and loan forgiveness described in Note 10.

(10) All other compensation for Dr. Bianco includes the following: (i) payments aggregating $164,636 for unused sick and vacation leave accrued by Dr. Bianco between 1992 and 1996, pursuant to the terms of his employment agreement then in effect, (ii) reimbursement of long-term disability insurance premiums of $8,737, (iii) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment agreement, and (iv) loan forgiveness of $80,946 pursuant to the terms of Dr. Bianco's current employment agreement. See "--Employment Agreements."

(11) Other annual compensation includes payments to cover estimated tax liabilities with respect to certain perquisites.

(12) All other compensation for Dr. Singer includes reimbursement for long-term disability insurance premiums of $11,655 in 1997, 1998 and 1999.

(13) Other annual compensation for Mr. Bianco includes payments to cover estimated tax liabilities with respect to (i) certain perquisites, and
     (ii) the life insurance premium payment.

(14) All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,499, and
     (ii) a premium payment of $1,929 for life insurance.

(15) All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,442, (ii) a premium payment of $1,674 for life insurance, and (iii) payments aggregating $62,401 for unused sick and vacation leave accrued by Mr. Bianco during 1997, pursuant to the terms of his employment agreement then in effect.

(16) All other compensation for Mr. Bianco includes the following: (i) payments aggregating $86,210 for unused vacation leave accrued by Mr. Bianco between 1992 and 1996, pursuant to the terms of his employment agreement then in effect, (ii) reimbursement for long-term disability insurance premiums of $8,474, and (iii) a premium payment of $1,425 for life insurance.

  The following table sets forth for each of the Named Executive Officers the number of options granted during the year ended December 31, 1999 and the potential realizable value of such grants. No stock appreciation rights were granted to such individuals for the 1999 fiscal year.

                      Options Granted in Last Fiscal Year

                                      Individual Grants
                          ------------------------------------------
                                                                         Potential
                                                                     Realizable Value
                                                                     at Assumed Annual
                                     % of Total                       Rates of Stock
                          Number of   Options                              Price
                          Securities Granted to                      Appreciation for
                          Underlying Employees  Exercise              Option Term(3)
                           Options   in Fiscal    Price   Expiration -----------------
Name                      Granted(1)  Year (%)  ($/Sh)(2)    Date     5% ($)  10% ($)
----                      ---------- ---------- --------- ---------- -------- --------
James A. Bianco, M.D. ..   100,000      9.0%      $3.06    12/22/09  $192,630 $488,163


Jack W. Singer, M.D. ...    40,000      3.6        3.06    12/22/09    77,052  195,265


Louis A. Bianco.........    35,000      3.2        3.06    12/22/09    67,421  170,857


Robert A. Lewis, M.D. ..    55,000      5.0        3.06    12/22/09   105,947  268,490


Edward F. Kenney........   100,000      9.0        3.69     1/13/09   231,905  587,693
                            35,000      3.2        3.06    12/22/09    67,421  170,857

--------
(1) Options were granted under the 1994 Equity Incentive Plan (the "1994
    Plan").
(2) Stock options were granted at an exercise price equal to 100% of the estimated fair value of the Common Stock, as determined by the Board of Directors on the date of grant, pursuant to the terms of the 1994 Plan.
(3) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in this table will be achieved.

  The following table sets forth for each of the Named Executive Officers, the fiscal year-end number and value of unexercised options. No options or stock appreciation rights were exercised by any of the Named Executive Officers during 1999, and none of the Named Executive Officers held any stock appreciation rights at the end of the 1999 fiscal year.

 Aggregated Option Exercises in Latest Fiscal Year and Fiscal Year-End Option
                                    Values

                          Number of Securities Underlying        Value of Unexercised
                                    Unexercised                  In-the-Money Options
                          Options at Fiscal Year-End (#)       at Fiscal Year-End ($)(1)
                          ----------------------------------   -------------------------
Name                       Exercisable       Unexercisable     Exercisable Unexercisable
----                      ---------------   ----------------   ----------- -------------
James A. Bianco, M.D....            310,340            193,332 $1,268,432    $771,601
Jack W. Singer, M.D. ...             82,865             79,166    338,304     315,936
Louis A. Bianco.........             98,198             63,333    401,288     252,320
Robert A. Lewis, M.D. ..             98,813             98,332    403,385     391,626
Edward F. Kenney........                --             135,000        --      469,045

--------
(1) This amount is the aggregate number of in-the-money options multiplied by the difference between the last reported sale price of the Common Stock on the Nasdaq National Market on December 31, 1999 and the exercise price for that option.

Ten-Year Option Repricings

  As discussed in the 1998 Report of the Compensation Committee, in 1998 the Company implemented a special option repricing program for all of its employees, including executive officers and Directors, holding stock options with an exercise price per share in excess of the fair market value of the Company's Common Stock on the repricing date. The repricing occurred on July 31, 1998, and a number of outstanding options with an exercise price in excess of $2.906 per share were exchanged for new options exercisable for the same aggregate number of shares at an exercise price of $2.906 per share.

  The following table sets forth information with respect to all repricings of options held by each Named Executive Officer since the Company became a reporting company pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. None of the Named Executive Officers hold any SARs.

                          Ten-Year Option Repricings

                                    Number of                                     Length of
                                    Securities Market Price Exercise           Original Option
                                    Underlying   of Stock   Price at    New     Term Remaining
                           Date of   Options    at Time of   Time of  Exercise    at Date of
Name and Position         Repricing  Repriced   Repricing   Repricing  Price   Repricing (Yrs.)
-----------------         --------- ---------- ------------ --------- -------- ----------------
James A. Bianco, M.D. ..   7/31/98    57,858      $2.906     $11.725   $2.906        4.15
 President, Chief
 Executive                 7/31/98     1,527       2.906      11.725    2.906        6.72
 Officer and Director      7/31/98    78,572       2.906      11.725    2.906        7.35
                           7/31/98    85,715       2.906      11.725    2.906        8.30
                           7/31/98    80,000       2.906      16.063    2.906        9.36

Jack W. Singer, M.D.....   7/31/98    12,858       2.906      11.725    2.906        4.15
 Executive Vice
 President,                7/31/98       958       2.906      11.725    2.906        6.72
 Research Program          7/31/98     7,143       2.906      11.725    2.906        7.35
 Chairman and Director     7/31/98    28,572       2.906      11.725    2.906        8.27
                           7/31/98    27,500       2.906      16.063    2.906        9.36

Louis A. Bianco.........   7/31/98    19,287       2.906      11.725    2.906        4.15
 Executive Vice
 President,                7/31/98    17,145       2.906      11.725    2.906        5.39
 Finance and               7/31/98     1,527       2.906      11.725    2.906        6.72
 Administration            7/31/98    17,143       2.906      11.725    2.906        7.35
                           7/31/98    21,429       2.906      11.725    2.906        8.27
                           7/31/98    15,000       2.906      16.063    2.906        9.36

Robert A. Lewis, M.D....   7/31/98    45,716       2.906      11.725    2.906        7.66
 Executive Vice
 President,                7/31/98    21,429       2.906      11.725    2.906        8.27
 Chief Scientific
 Officer                   7/31/98    20,000       2.906      16.063    2.906        9.36

Edward F. Kenney........   7/31/98       --          --          --       --          --
 Executive Vice
 President,                7/31/98       --          --          --       --          --
 Chief Operating Officer   7/31/98       --          --          --       --          --

Employment Agreements

  Dr. Bianco, President and Chief Executive Officer, entered into an employment agreement with cti effective December 17, 1996. The agreement, originally in effect until December 31, 1999, has been extended with all the terms and conditions of the current employment contract, until contract negotiations with the Compensation Committee of the Board of Directors have been concluded. The agreement provides that, in the event that cti terminates Dr. Bianco's employment without cause or Dr. Bianco terminates his employment for cause: (1) cti at such time shall pay Dr. Bianco an amount equal to twenty-four months' base salary, (2) all of Dr. Bianco's stock options in cti shall immediately become vested, and (3) cti shall continue to provide certain benefits through the term of the agreement. The agreement also provides for the forgiveness of certain indebtedness of Dr. Bianco to cti over the term of the agreement. See "--Certain Relationships and Related Transactions". In addition, the agreement provides that Dr. Bianco is entitled to four weeks of paid vacation per year and that any unused vacation time shall be paid in cash upon the termination of Dr. Bianco's employment for any reason or at such earlier time as required to avoid forfeiture of accrued but unused vacation time. The employment agreement restricts Dr. Bianco from competing with cti for the term of the agreement and for two years after termination of his employment with cti, unless cti shall have terminated Dr. Bianco's employment without cause or Dr. Bianco shall have terminated his employment for cause. The agreement also provides that, in the event a Change in Ownership (as defined in the employment agreement) occurs, then all of Dr. Bianco's stock options shall immediately become vested.

  Each of Jack W. Singer, Louis A. Bianco, Robert A. Lewis and Edward F. Kenney has entered into a severance agreement with cti effective November 21, 1997, February 1, 1998, January 7, 1998 and January 25, 1999, respectively. The agreements provide that, in the event any of the foregoing Named Executive Officers is terminated by cti without cause or resigns for good reason: (1) cti shall pay his base salary for one year from the severance date (2) cti shall pay his accrued but unused vacation through the severance date, (3) cti shall continue to pay his benefits for one year from the severance date, and
(4) all of his stock options shall become immediately vested. Inventions and proprietary information agreements restrict each of Drs. Singer and Lewis from competing with cti for two years after the termination of his employment with cti.

Compensation Committee Interlocks and Insider Participation

  During the last completed fiscal year, the Compensation Committee consisted of Dr. Jaeger and Messrs. Curnock Cook, Bowman and Morris. None of these individuals was at any time during the last completed fiscal year, or at any other time, an officer or employee of the Company.

Compensation Committee Report on Executive Compensation

  The Compensation Committee of the Board of Directors (the "Committee") is composed of Directors who are not employees of the Company. The Committee is responsible for establishing and administering the Company's executive compensation arrangements, including the compensation of the Chief Executive Officer and the other executive officers and key employees of the Company, subject to ratification by the Board. The Committee also administers the 1994 Equity Incentive Plan (the "1994 Plan") and the 1996 Employee Stock Purchase Plan and makes all stock option grants under the 1994 Plan to the Company's executive officers.

                          General Compensation Policy

  The Company operates in the extremely competitive and rapidly changing biotechnology industry. The Committee believes that the compensation programs for executive officers of the Company should be designed to attract, retain and motivate talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of strategic corporate objectives and individual performance and teamwork. Within this overall philosophy, the Committee's objectives are to:

  . Offer a total compensation program that takes into consideration the compensation practices of a specifically identified peer group of companies with which the Company competes for executive talent.

  . Integrate each executive officer's compensation package with annual and long-term corporate objectives and focus the officer's attention on the attainment of those objectives.

  . Encourage the creation of shareholder value through the achievement of strategic corporate objectives.

  . Provide annual variable incentive awards that take into account the Company's performance relative to corporate objectives and the individual executive officer's contributions.

  . Align the financial interests of executive officers with those of shareholders by providing significant equity-based, long-term incentives.

                      Compensation Components and Process

  The Committee has developed a compensation policy which is designed to attract and retain qualified key executive officers critical to the Company's success. In developing this policy, the Committee has concluded that it is not appropriate to base a significant percentage of the compensation payable to the executive officers upon traditional financial targets, such as profit levels and return on equity. This is primarily because the Company's products are still in either development or clinical testing phases, and the Company has not yet realized any significant revenues or product sales. In addition, the Company's stock price performance often may reflect larger market forces than the Company's actual performance. For these reasons, it is difficult to tie the Company's compensation programs to financial performance. Instead, the Committee makes its decisions based upon the attainment of corporate-wide, team and individual performances. Such performances are evaluated in terms of the achievement of strategic and business plan goals, including long-term goals tied to the expansion of the Company's core technology and innovative product development, the discovery of new drug candidates and the development of the Company's organizational infrastructure.

  In establishing the compensation package of the Company's executive officers, the Committee has adopted a "total pay" philosophy which includes three major components: (1) base salary set at levels which are commensurate with those of comparable positions at other pharmaceutical or biotechnology companies; (2) annual bonuses and stock option grants tied to the achievement of strategic corporate and team objectives and individual performance; and (3) long-term, stock-based incentive awards intended to strengthen the mutuality of interests between the executive officers and the Company's shareholders.

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

  Variable Incentive Awards. To reinforce the attainment of Company goals, the Committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay. The annual incentive payment for each executive officer is determined on the basis of the achievement of the corporate objectives established for the fiscal year and the Committee's evaluation of the officer's performance both on an individual and team basis. For the 1999 fiscal year, the corporate performance objectives were tied to the following measures of success: (1) establishing a new corporate alliance; (2) developing a vertically integrated oncology pipeline with financial resources adequate for taking two products through registration; and (3) establishing a $12.00 per share floor.

  Based on Company performance, the CEO recommended to the Compensation Committee, and they concurred, that a bonus not be paid to the executive officers.

  Long-Term, Equity-Based Incentive Awards. The goal of the Company's long-term equity-based incentive awards is to align the interests of executive officers with the shareholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Such incentive is provided through stock option grants made under the 1994 Plan. The size of the option grant to each executive officer is set at a level which the Committee feels is appropriate to create a meaningful opportunity for stock ownership based upon the executive officer's current position with the Company, internal comparability with stock option grants made to other Company executives, the executive officer's current level of performance and his or her potential for future responsibility and promotion over the option term. The Committee also takes into account comparable equity incentives provided to individuals in similar positions in the biotechnology and pharmaceutical industries, as reflected in external surveys, and the number of unvested options held by the executive officer at the time of the new grant. The Committee has established certain general guidelines by which it seeks to target a fixed number of unvested option shares for each executive officer based upon his or her current position with the Company and his or her potential for growth within the Company (i.e., future responsibilities and possible promotions over the option term). However, the Committee does not strictly adhere to these guidelines in making stock option grants, and the relative weight which is given to the various factors varies from individual to individual, as the circumstances warrant.

  During fiscal 1999, the Committee awarded the executive officers new stock options for an aggregate of 300,000 shares of Common Stock. Each grant allows the officer to acquire the shares underlying the stock option at a fixed price per share (the market price on the grant date) over a ten-year period of time. Specifically, the options vest in periodic installments over a three-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return only if the officer remains with the Company and then only if the market price appreciates over the option term.

  The Compensation Committee granted restricted stock to the executive officers for fiscal year 1999 in the amount of 128,903 shares. Shares were distributed to each executive based on competitive market information in the biotechnology and pharmaceutical industries. The restriction on each grant is for a three-year period. Each executive member must remain with the Company for this three-year period, or the stock is forfeited upon termination.




                  Compensation of the Chief Executive Officer

  The base salary of the Company's Chief Executive Officer, James A. Bianco, M.D., is reviewed annually by the Committee and has remained at $433,224 since the 1998 fiscal year. Such salary level was established on the basis of the base salary levels in effect for chief executive officers at the other biotechnology and pharmaceutical companies comprising the Peer Companies. This salary level for Dr. Bianco brought him to 8.3% above the average of the salary levels in effect for the chief executive officers of the Peer Companies.

  Dr. Bianco was also awarded stock options for 100,000 shares of Common Stock at an exercise price of $3.06 per share. The grant reflected the Committee's continuing policy to maintain his option holdings at a level consistent with that for other chief executive officers of comparable development-stage companies in the pharmaceutical industry and to subject a portion of his overall compensation each year to the market performance of the Company's Common Stock. Accordingly, the stock option grants will be of no value to Dr. Bianco unless there is appreciation in the value of the Company's Common Stock over the option term.

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

  The cash compensation paid to the Company's executive officers during fiscal 1999 did not exceed the one (1) million dollar limit per officer, nor is the cash compensation to be paid to the Company's executive officers for the 2000 fiscal year expected to reach that level. Because it is unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the one (1) million dollar limitation, the Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Committee will reconsider this decision should the individual compensation of any executive officer ever approach the one (1) million dollar level.

                                          COMPENSATION COMMITTEE

                                          Jack L. Bowman
                                          Jeremy L. Curnock Cook
                                          Wilfred E. Jaeger, M.D.

                                          Terrence M. Morris

Stock Performance Graph

                       [PERFORMANCE GRAPH APPEARS HERE]

                                       3/21/97 3/31/97 6/30/97 9/30/97 12/31/97
                                       ------- ------- ------- ------- --------
     Cell Therapeutics, Inc........... $100.00 $ 97.56 $108.54 $145.12 $165.85
     Nasdaq Stock Index (U.S.)........ $100.00 $ 97.61 $115.49 $135.04 $126.46
     Nasdaq Pharmaceutical Index...... $100.00 $ 93.47 $100.90 $113.19 $101.62

                                               3/31/98 6/30/98 9/30/98 12/31/98
                                               ------- ------- ------- --------
     Cell Therapeutics, Inc................... $ 40.24 $ 26.22 $ 20.73 $ 29.27
     Nasdaq Stock Index (U.S.)................ $148.00 $152.07 $137.32 $178.20
     Nasdaq Pharmaceutical Index.............. $111.71 $103.38 $ 97.53 $129.28

                                               3/31/99 6/30/99 9/30/99 12/31/99
                                               ------- ------- ------- --------
     Cell Therapeutics, Inc................... $ 34.15 $ 24.09 $ 21.95 $ 68.29
     Nasdaq Stock Index (U.S.)................ $199.34 $218.10 $223.07 $321.94
     Nasdaq Pharmaceutical Index.............. $141.87 $144.37 $164.98 $241.58

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding beneficial ownership of Common Stock, as of March 31, 2000, by (1) each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (2) each of the Company's Directors and nominees for Director, (3) each executive officer of the Company named in the Summary Compensation Table herein, and (4) all Directors and executive officers as a group:

                                            Number of
                                              Shares      Shares
                                           Beneficially Subject to  Percentage
Name and Address of Beneficial Owner         Owned(1)    Options   Ownership(1)
------------------------------------       ------------ ---------- ------------
Essex Woodlands Health Ventures Fund IV,
 L.P. (2)................................   3,855,519        --       14.34%
 15001 Walden Road, Suite 101
 Montgomery, TX 77356
Lindsay A. Rosenwald and The Aries Master
 Funds (3)...............................   2,887,210        --       10.94%
 c/o Paramount Capital Asset Management,
 Inc.
 787 Seventh Avenue, 48th Floor New York,
 NY 10019
The International Biotechnology Trust plc
 (4).....................................   1,358,156        --        5.23%
 c/o Rothschild Asset Management Limited
 Five Arrows House St. Swithin's Lane
 London, England EC4N 8NR
James A. Bianco, M.D.**..................     621,111    310,340       2.36%
Jack L. Bowman**.........................      32,383     32,383          *
Jeremy L. Curnock Cook**(5)..............   1,384,824     26,668       5.32%
Wilfred E. Jaeger, M.D.**(6).............      39,335     39,335          *
Max E. Link, Ph.D.**.....................      54,762      3,810          *
Mary O. Mundinger, DrPH**................       9,573      7,923          *
Phillip M. Nudelman, Ph.D.**.............      33,811     31,811          *
Jack W. Singer, M.D.**...................     309,318     82,865       1.19%
Louis A. Bianco..........................     216,523     98,198          *
Edward F. Kenney.........................         --         --           *
Robert A. Lewis, M.D.....................     124,013     98,813          *
All Directors and Executive Officers as a
 group (12 persons)......................   2,920,341    812,434      10.92%

--------
*   Less than 1%
**  Denotes Director of the Company
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors, and Schedules 13D and 13G filed with the Commission. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2000, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.
(2) Consists of 2,941,233 shares of common stock beneficially owned by Essex Woodlands Health Ventures Fund IV, L.P. and 914,286 shares issuable upon exercise of warrants held by Essex Woodlands Health Ventures Fund IV, L.P.. Mr. Martin P. Sutter is the Managing Director of Essex Woodlands Health Ventures Fund IV, L.P.

(3) Includes (a) 973,918 shares of common stock and 35,000 warrants to purchase 35,000 shares of common stock held by Lindsay A. Rosenwald, M.D.,
    (b) 780,578 shares of common stock of CTI issuable upon conversion of 1,688 shares of Series D preferred stock, 257,219 warrants to purchase 257,219 shares of common stock, and 250,143 shares of common stock held by The Aries Master Fund, a Cayman Island exempted company, (c) 316,301 shares of common stock of CTI issuable upon conversion of 684 shares of Series D preferred stock, 104,229 warrants to purchase 104,229 shares of common stock, and 118,371 shares of common stock held by Aries Domestic Fund L.P. ("Aries I"), (d) 24,509 shares of common stock of CTI issuable upon conversion of 53 shares of Series D preferred stock, 8,076 warrants to purchase 8,076 shares of common stock, and 18,866 shares of common stock, held by Aries Domestic Fund II, L.P. ("Aries II"). Paramount Capital Asset Management, Inc. ("PCAM") is the general partner of each of Aries I and Aries II and the investment manager of The Aries Master Fund. Dr. Rosenwald is the chairman and sole shareholder of PCAM.
(4) Includes 1,358,156 shares of common stock beneficially owned by International Bioltechnology Trust plc, a company formed under the laws of England ("IBT") and managed by Rothschild Asset Management Limited ("Rothschild"). Rothschild has or shares voting and investment power with respect to the shares held by IBT and may be deemed to be the beneficial owner of such shares. Mr. Curnock Cook is a director of IBT and Rothschild and may be deemed to be the beneficial owner of any shares beneficially owned by each of IBT and Rothschild. Mr. Curnock Cook disclaims beneficial ownership of shares beneficially owned by IBT and Rothschild except to the extent of his proportionate interest therein. See footnote (5) below.
(5) Consists of 1,358,156 shares of common stock benefiially owned by IBT and 26,668 options that are currently exercisable or exercisable within 60 days that are beneficially held by Jeremy Curnock Cook, a director of IBT and Rothschild. Rothschild has or shares voting and investment power with respect to the shares held by IBT and may be deemed to be the beneficial owner of such shares. As a director of IBT and Rothschild, Mr. Curnock
    Cook may be deemed to be the beneficial owner of any shares beneficially owned by each of IBT and Rothschild; however, he disclaims beneficial ownership of these shares except to the exent of his proportionate interest therein. See footnote (4) above.
(6) Does not include 12,858 shares issuable upon exercise of options beneficially owned by affiliates of Collinson Howe Venture Partners ("CHVP") pursuant to an agreement with Dr. Jaeger. Dr. Jaeger, a director of the Company, is a former partner at CHVP.

Item 13. Certain Relationships and Related Transactions

  In December 1993, cti loaned Dr. Bianco $200,000 at 5.35% annual interest. The promissory note originally provided for a single payment of principal and interest on the earlier of July 1, 1997, and the third anniversary of the effective date of the initial underwritten public offering of cti's Common Stock. In December 1996, Dr. Bianco entered into an employment agreement with the Company which amended the note to provide for the forgiveness of one-third of the loan on each anniversary of the agreement. The unpaid portion of the loan will accelerate and become due and payable in the event that cti terminates Dr. Bianco's employment for cause or Dr. Bianco terminates his employment without cause. The unpaid portion of the loan will be forgiven in the event that cti terminates Dr. Bianco's employment without cause, Dr. Bianco terminates his employment for cause, dies or becomes disabled, a Change in Ownership (as defined in Dr. Bianco's employment agreement) occurs or cti's public market capitalization equals or exceeds $500 million. See "--Employment Agreements". The largest balance outstanding on the loan during 1999 was $84,766. As of December 31, 1999, the balance of the loan had been forgiven.

  On December 16, 1998, in lieu of cash bonuses, cti extended loans at 4.97% annual interest to the following executive officers: Dr. Bianco, $100,000; Dr. Singer, $75,000; and Dr. Lewis, $75,000. The promissory notes provide for a single payment of principal and interest on December 16, 2002. The largest balances outstanding on the loans during 1999 were $105,184, $78,888 and $78,888, respectively. The largest amounts outstanding at March 31, 2000 were $106,482, $79,861 and $79,861, respectively.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 28, 2000.

                                          Cell Therapeutics, Inc.

                                                    /s/ James A. Bianco
                                          By __________________________________
                                                   James A. Bianco, M.D.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                              Title                    Date
             ---------                              -----                    ----

 ____________________________________   Chairman of the Board and       April 28, 2000
          Max E. Link, Ph.D.             Director

       /s/ James A. Bianco              President, Chief Executive      April 28, 2000
 ____________________________________    Officer and Director
        James A. Bianco, M.D.            (Principal Executive
                                         Officer)

                  *                     Executive Vice President,       April 28, 2000
 ____________________________________    Finance and Administration
           Louis A. Bianco               (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)

                  *                     Director                        April 28, 2000
 ____________________________________
         Jack W. Singer, M.D.

                  *                     Director                        April 28, 2000
 ____________________________________
            Jack L. Bowman

 ____________________________________   Director                        April 28, 2000
        Jeremy L. Curnock Cook

                  *                     Director                        April 28, 2000
 ____________________________________
       Wilfred E. Jaeger, M.D.

                  *                     Director                        April 28, 2000
 ____________________________________
     Mary O'Neil Mundinger, DrPH

                  *                     Director                        April 28, 2000
 ____________________________________
      Phillip M. Nudelman, Ph.D.

*By: /s/ James A. Bianco, M.D.
    _________________________________
        James A. Bianco, M.D.
          (Attorney-in-fact)

                               EXHIBIT INDEX

 Exhibit
 Number  Description of Document
 ------- -----------------------
 23.1    Consent of Ernst & Young LLP, independent auditors