Form 10-Q
period 2000-03-31
CELL THERAPEUTICS INC
filed 2000-05-15
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

                                Yes   X     No
                                    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                 CLASS                            OUTSTANDING AT MARCH 31, 2000
                 -----                            -----------------------------

Common Stock, no par value (including
associated Preferred Stock Purchase Rights)....             24,223,486


     This report on Form 10-Q, including all exhibits, contains 14 pages.
                   The exhibit index is located on page 13.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

        Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999..........      3

        Consolidated Statements of Operations -- Three months ended March 31, 2000 and 1999 and the period from September 4, 1991 (date of incorporation)
        to March 31, 2000............................................................      4

        Consolidated Statements of Cash Flows -- Three months ended March 31, 2000 and 1999 and the period from September 4, 1991 (date of incorporation)
        to March 31, 2000............................................................      5

        Notes to Consolidated Financial Statements...................................      6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS...................................................................      8


PART II OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.............................................     11

        SIGNATURES...................................................................     12

        EXHIBIT INDEX................................................................     13

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                  March 31,         December 31,
                                                                                                    2000                1999
                                                                                                ------------        ------------
ASSETS
Current assets:
       Cash and cash equivalents                                                                $ 29,891,732         $ 5,674,386
       Securities available-for-sale                                                              22,461,839          18,205,630
       Interest receivable                                                                           364,116             367,636
       Prepaid expenses and other current assets                                                   1,492,084             748,506
                                                                                                ------------        ------------
Total current assets                                                                              54,209,771          24,996,158

Property and equipment                                                                            16,580,220          16,550,053
Accumulated depreciation                                                                         (11,959,891)        (11,514,370)
                                                                                                ------------        ------------
Property and equipment, net                                                                        4,620,329           5,035,683

Acquisition related intangible assets, net                                                        30,469,755                   -
Other assets and deferred charges                                                                    917,848             816,050
                                                                                                ------------        ------------
Total assets                                                                                    $ 90,217,703        $ 30,847,891
                                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                            $ 832,120         $ 1,224,994
       Accrued expenses                                                                            6,646,629           4,940,626
       Notes payable                                                                               2,442,500                   -
       Current portion of long-term obligations                                                    1,253,019           1,125,211
                                                                                                ------------        ------------
Total current liabilities                                                                         11,174,268           7,290,831

Long-term obligations, less current portion                                                       12,573,384           2,653,111
Commitments
Shareholders' equity:
       Preferred Stock, no par value:
            Series A and B, 161,118.645 shares designated,
                   none issued or outstanding                                                              -                   -
            Series D, designated, issued and outstanding shares - 3,800 and 10,000 at March 31, 2000 and December 31, 1999, respectively
                   liquidation preference - $3,800,000                                             4,375,078          11,384,029
       Common Stock, no par value:
            Authorized shares--100,000,000
            Issued and outstanding shares--24,223,486 and 15,595,536
            at March 31, 2000 and December 31, 1999, respectively                                231,696,362         168,235,338
       Notes receivable from officers                                                               (330,000)           (330,000)
       Deficit accumulated during development stage                                             (169,230,761)       (158,350,182)
       Accumulated other comprehensive loss                                                          (40,628)            (35,236)
                                                                                                ------------        ------------
Total shareholders' equity                                                                        66,470,051          20,903,949
                                                                                                ------------        ------------
Total liabilities and shareholders' equity                                                      $ 90,217,703        $ 30,847,891
                                                                                                ============        ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                 Period from
                                                                                                              September 4, 1991
                                                                        Three Months Ended March 31,        (Date of Incorporation)
                                                                    --------------------------------------      To March 31,
                                                                          2000                 1999                 2000
                                                                    -----------------    -----------------   -------------------
Revenues:
Collaboration agreements                                                 $          -         $          -        $   34,252,652
Operating expenses:
      Research and development                                              7,070,932            6,364,195           152,140,534
      General and administrative                                            1,932,932            2,145,675            58,153,697
      Amortization of acquisition related intangibles                       2,162,605                    -             2,162,605
                                                                    -----------------    -----------------   -------------------
                                                                           11,166,469            8,509,870           212,456,836
                                                                    -----------------    -----------------   -------------------
Loss from operations:                                                     (11,166,469)          (8,509,870)         (178,204,184)
Other income (expense):
      Investment income                                                       481,728              583,332            12,136,142
      Interest expense                                                       (195,838)            (133,462)           (3,162,719)
                                                                    -----------------    -----------------   -------------------
Net loss:                                                                 (10,880,579)          (8,060,000)         (169,230,761)
                                                                    -----------------    -----------------   -------------------

Preferred stock dividend                                                     (126,389)                   -            (5,326,902)
                                                                    -----------------    -----------------   -------------------

Net loss applicable to common shareholders:                              $(11,006,968)        $ (8,060,000)       $ (174,557,663)
                                                                    =================    =================   ===================

Basic and diluted net loss per common share                              $      (0.57)        $      (0.52)
                                                                    =================    =================

Shares used in calculation of basic and
      diluted net loss per common share                                    19,439,774           15,534,359
                                                                    =================    =================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                        -----------------------------
                                                                                             2000            1999
                                                                                        -------------    ------------
Operating Activities
Net loss applicable to common shareholders                                              $ (11,006,968)   $ (8,060,000)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
     Preferred stock dividend                                                                 126,389               -
     Depreciation and amortization                                                          2,608,126         483,163
     Noncash research and development expense                                                       -               -
     Noncash interest expense                                                                       -               -
     Noncash rent expense (benefit)                                                           (28,728)        (32,273)
     Noncash compensation expense                                                             471,433          80,868
     Loss on disposition of property and equipment                                                  -               -
     Investment premium (discount) amortization (accretion)                                     6,751         135,392
     (Gain) loss on sale of investment securities                                               1,431               -
     Changes in assets and liabilities:
        Interest receivable                                                                     3,520        (132,846)
        Collaboration agreement receivables                                                         -       3,254,491
        Prepaid expenses and other current assets                                            (743,578)        426,339
        Other assets and deferred charges                                                    (101,798)          7,276
        Accounts payable                                                                     (392,875)       (982,270)
        Accrued expenses                                                                    1,579,614      (1,329,850)
                                                                                        -------------    ------------
Total adjustments                                                                           3,530,285       1,910,290
                                                                                        -------------    ------------
Net cash used in operating activities                                                      (7,476,683)     (6,149,710)
                                                                                        -------------    ------------

Investing activities
 Purchases of securities available-for-sale                                               (10,569,937)     (9,006,718)
 Proceeds from sales of securities available-for-sale                                       1,495,155       3,415,335
 Proceeds from maturities of securities available-for-sale                                  4,805,000      11,315,000
 Purchases of property and equipment                                                          (30,167)       (123,595)
 PolaRx acquisition, net                                                                   (2,558,290)              -
                                                                                        -------------    ------------
Net cash provided by (used in) investing activities                                        (6,858,239)      5,600,022
                                                                                        -------------    ------------

Financing activities
Sale of common stock to founders                                                                    -               -
Proceeds from borrowings from shareholders                                                          -               -
Sale of common stock via public offerings, net of offering costs                                    -               -
Sale of Series A preferred stock via private placement, net of offering costs                       -               -
Sale of Series B preferred stock via private placement, net of offering costs                       -               -
Sale of Series D preferred stock via private placement, net of offering costs                  49,129               -
Sale of common stock via private placements, net of offering costs                         37,248,374               -
Repurchase of common stock                                                                          -               -
Notes receivable from officers to acquire common stock                                              -               -
Proceeds from common stock options exercised                                                1,517,957               -
Proceeds from common stock warrants exercised                                                       -               -
Proceeds from employee stock purchase plan                                                          -               -
Repayment of long-term obligations                                                           (263,192)       (277,839)
Proceeds from the issuance of long-term obligations                                                 -               -
                                                                                        -------------    ------------
Net cash provided by (used in) financing activities                                        38,552,268        (277,839)
                                                                                        -------------    ------------
Net increase (decrease) in cash and cash equivalents                                       24,217,346        (827,527)
Cash and cash equivalents at beginning of period                                            5,674,386       4,362,486
                                                                                        -------------    ------------
Cash and cash equivalents at end of period                                               $ 29,891,732     $ 3,534,959
                                                                                        =============    ============

Supplemental schedule of noncash investing and financing activities
Acquisition of equipment pursuant to capital lease obligations                           $          -     $         -
                                                                                        =============    ============
Conversion of convertible debt and related accrued interest into common stock            $          -     $         -
                                                                                        =============    ============
Conversion of preferred stock into common stock                                          $  7,050,080     $         -
                                                                                        =============    ============
Common stock warrants issued in conjunction with Series D                                $          -     $         -
                                                                                        =============    ============
Reclass to current asset of note receivable from former officer                          $          -     $         -
                                                                                        =============    ============
Common Stock and debt issued in PolaRx acquisition                                       $ 27,631,570     $         -
                                                                                        =============    ============

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations                                     $    195,838     $   133,462
                                                                                        =============    ============

                                                                                            Period From
                                                                                         September 4, 1991
                                                                                      (Date of Incorporation)
                                                                                         to March 31, 2000
                                                                                      -----------------------
Operating Activities
Net loss applicable to common shareholders                                                     $ (174,557,663)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
     Preferred stock dividend                                                                       5,326,902
     Depreciation and amortization                                                                 14,521,133
     Noncash research and development expense                                                       1,155,750
     Noncash interest expense                                                                          25,918
     Noncash rent expense (benefit)                                                                   325,595
     Noncash compensation expense                                                                   1,563,309
     Loss on disposition of property and equipment                                                    693,084
     Investment premium (discount) amortization (accretion)                                           917,037
     (Gain) loss on sale of investment securities                                                     (25,609)
     Changes in assets and liabilities:
        Interest receivable                                                                           (94,422)
        Collaboration agreement receivables                                                                 -
        Prepaid expenses and other current assets                                                  (1,442,084)
        Other assets                                                                               (1,029,073)
        Accounts payable                                                                              832,119
        Accrued expenses                                                                            6,475,796
                                                                                               --------------
Total adjustments                                                                                  29,245,455
                                                                                               --------------
Net cash used in operating activities                                                            (145,312,208)
                                                                                               --------------

Investing activities
 Purchases of securities available-for-sale                                                      (265,483,831)
 Proceeds from sales of securities available-for-sale                                              55,521,477
 Proceeds from maturities of securities available-for-sale                                        186,287,952
 Purchases of property and equipment                                                              (17,265,396)
 PolaRx acquisition, net                                                                          (2,558,290)
                                                                                               --------------
Net cash provided by (used in) investing activities                                               (43,498,088)
                                                                                               --------------

Financing activities
Sale of common stock to founders                                                                       80,000
Proceeds from borrowings from shareholders                                                            850,000
Sale of common stock via public offerings, net of offering costs                                   61,064,250
Sale of Series A preferred stock via private placement, net of offering costs                      47,366,204
Sale of Series B preferred stock via private placement, net of offering costs                       4,960,000
Sale of Series D preferred stock via private placement, net of offering costs                       9,394,089
Sale of common stock via private placements, net of offering costs                                 89,555,458
Repurchase of common stock                                                                             (2,522)
Notes receivable from officers to acquire common stock                                               (380,000)
Proceeds from common stock options exercised                                                        2,291,985
Proceeds from common stock warrants exercised                                                         305,558
Proceeds from employee stock purchase plan                                                            333,093
Repayment of long-term obligations                                                                (12,960,688)
Proceeds from the issuance of long-term obligations                                                15,844,601
                                                                                               --------------
Net cash provided by (used in) financing activities                                               218,702,028
                                                                                               --------------
Net increase (decrease) in cash and cash equivalents                                               29,891,732
Cash and cash equivalents at beginning of period                                                            -
                                                                                               --------------
Cash and cash equivalents at end of period                                                     $   29,891,732
                                                                                               ==============

Supplemental schedule of noncash investing and financing activities
Acquisition of equipment pursuant to capital lease obligations                                 $      362,425
                                                                                               ==============
Conversion of convertible debt and related accrued interest into common stock                  $      875,918
                                                                                               ==============
Conversion of preferred stock into common stock                                                $   59,376,284
                                                                                               ==============
Common stock warrants issued in conjunction with Series D                                      $    3,117,000
                                                                                               ==============
Reclass to current asset of note receivable from former officer                                $       50,000
                                                                                               ==============
Common Stock and debt issued in PolaRx acquisition                                             $   27,631,570
                                                                                               ==============

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations                                           $    3,162,719
                                                                                               ==============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial information of Cell Therapeutics, Inc. (the Company) as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain prior year balances have been reclassified to conform to the current year presentation.


(2)  REPORTING COMPREHENSIVE INCOME

     For the three months ended March 31, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                      Three months ended
                                              ---------------------------------
                                              March 31, 2000     March 31, 1999
                                              --------------     --------------
  Net loss applicable to common shareholders    $(11,006,968)       $(8,060,000)
  Other comprehensive loss:
  Unrealized holding losses arising
   during period                                      (5,392)           (10,545)
                                              --------------     --------------
  Total comprehensive loss                      $(11,012,360)       $(8,070,545)
                                              ==============     ==============

3)   CAPITAL STOCK

     In February, 2000, the Company completed a $40 million private placement of 3,333,334 shares of common stock at an offering price of $12.00 per share, resulting in net proceeds of approximately $37.2 million. In connection with the offering, the Company issued 170,000 warrants to purchase shares of common stock to a placement agent and finder. The warrants are exercisable for a period of five years at a price equal to 110% of the price per share of common stock sold in the offering. The value of warrants were accounted for as a cost of the offering. The shares of common stock issued and issuable upon the exercise of the warrants have certain registration rights.

4)   ACQUISITION OF POLARX BIOPHARMACEUTICALS, INC.

     In January, 2000, the Company completed the acquisition of PolaRx Biopharmaceuticals, Inc. (PolaRx), a biopharmaceutical company that owns the rights to Arsenic TriOxide (ATO), an anti-cancer compound for which the Company has submitted a New Drug Application with the FDA. Under the terms of the Agreement and Plan of Merger and Reorganization, dated January 7, 2000, (the Agreement), the Company assumed PolaRx's liabilities and commitments. In addition, PolaRx's shareholders received 2,000,000 shares of the Company's common stock at signing and will earn 3,000,000 additional shares upon the earlier of the approval of a New Drug Application by the FDA of PolaRx's anti-cancer compound ATO, or five years from the acquisition date.

     The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $32.6 million consisting of Cell Therapeutics stock valued at $27.6 million, assumed net liabilities of $3.9 million and approximately $1.1 million of transaction costs. The purchase price was allocated based on the fair value on the acquisition date to the marketing intangible assets ($16.1 million), patented technology ($6.6 million) and goodwill ($9.9 million). The intangible assets are amortized over their estimated useful lives of three to five years.

     The issuance of 2,000,000 of the total shares is subject to shareholder approval, and as such, the $10.3 million value of such shares is currently reflected as a liability (if the issuance is not approved by the shareholders, the Company is required to satisfy the liability via cash). Valuation of these shares will be finalized upon receipt of shareholder approval. In addition, the Company is required to make contingent payments of up to $9.0 million and future royalties if certain milestones and target net sales specified in the merger agreement are attained.

     The pro forma consolidated financial information for the quarter ended March 31, 1999, determined as if the acquisition had occurred on January 1, 1999, would have resulted in no revenues, a net loss applicable to common shareholders of $10,897,494 and basic and diluted net loss per common share of $.70. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and PolaRx been combined during the specified period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN OUR ANNUAL REPORTS ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

     We focus on developing, acquiring and commercializing novel treatments for cancer. Our goal is to build a leading, vertically-integrated pharmaceutical company with a diversified portfolio of oncology drugs and drug candidates.

     Since commencement of operations in 1992, we have been engaged in research and development activities, including conducting preclinical studies and clinical trials. We have not received any revenue from product sales to date. As of March 31, 2000, we had incurred aggregate net losses of approximately $169.2 since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

     In the fourth quarter of 1995, we began to receive revenue under a collaboration agreement with BioChem Pharma, Inc. (BioChem Pharma) and in the fourth quarter of 1996, we began to receive revenue under a collaboration agreement (the Collaboration Agreement) with subsidiaries of Johnson & Johnson. Under the terms of the Collaboration Agreement, Johnson & Johnson paid 60% of the U.S. development costs of lisofylline (LSF), a product we are no longer developing. In November 1998, after reviewing the results of our phase III clinical trial for LSF, we and Johnson & Johnson formally amended the Collaboration Agreement. Under the terms of the amended Collaboration Agreement, Johnson & Johnson agreed to pay us $13.1 million for development cost reimbursements for the year ended December 31, 1998. On April 18, 2000, we and Johnson & Johnson terminated the Collaboration Agreement.

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

RESULTS OF OPERATIONS

Quarters ended March 31, 2000 and 1999.

     Revenues. We did not record any collaboration agreement revenues during the quarters ended March 31, 2000 and 1999.

     Research and development expenses. Research and development expenses increased to approximately $7.1 million for the quarter ended March 31, 2000, from approximately $6.4 million for the quarter ended March 31, 1999. This increase was due primarily to clinical and manufacturing development activities for ATO, and increased manufacturing and preclinical development activities for PG-TXL, offset in part by the winding down of manufacturing and clinical activities for LSF and a reduction in research and development staff personnel. We have almost eliminated research and development expenses for LSF and anticipate increased research and development expenses in connection with our other products.

     General and administrative expenses. General and administrative expenses decreased to approximately $1.9 million for the quarter ended March 31, 2000, from approximately $2.1 million for the quarter ended March 31, 1999. This decrease was due primarily to a reduction in operating expenses required to support research and development activities, offset in part by premarketing expenses for ATO. General and administrative expenses are expected to increase to support our expected increase in research, development and commercialization efforts.

     Amortization of acquisition related intangibles. In January, 2000, we acquired PolaRx Biopharmaceuticals, Inc. and used the purchase method of accounting for the acquisition. Accordingly, we recorded acquired intangible assets for marketing, patents and excess of purchase price over assets acquired which totaled approximately $32.6 million at March 31, 2000. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the quarter ended March 31, 2000 was approximately $2.2 million.

     Investment income. Investment income decreased to approximately $482,000 for the quarter ended March 31, 2000 from approximately $583,000 for the quarter ended March 31, 1999. This decrease was associated primarily with lower average cash balances on hand during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

     Interest expense. Interest expense increased to approximately $196,000 for the quarter ended March 31, 2000 from approximately $133,000 for the quarter ended March 31, 1999. This increase was due primarily to higher average balances of outstanding long-term obligations and the assumption of approximately $2.7 million in notes payable associated with the acquisition of PolaRx.

     Preferred stock dividend. We issued preferred stock in November, 1999. The preferred stock has a 5% dividend, payable annually for four years in cash or in shares of our common stock, commencing September 30, 2000. We accrued approximately $126,000 for the preferred stock dividend at March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through the sale of equity securities and our collaboration with Johnson & Johnson. As of March 31, 2000, we had raised aggregate net proceeds of approximately $215.7 million through the sale of equity securities, including $37.2 million in net proceeds from a private placement of common stock completed in February, 2000. We have received approximately $40.8 million from Johnson & Johnson including $10 million from the sale of equity securities. In addition, we financed the purchase of $16.2 million of property and equipment through financing agreements and capital lease obligations of which approximately $3.2 million remained outstanding as of March 31, 2000.

     At March 31, 2000, we had $52.4 million in cash, cash equivalents, and securities available-for-sale.

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

     .    success of our sales and marketing efforts

     .    progress in and scope of our research and development activities

     .    competitive market developments

     . success in acquiring complementary products, technologies or businesses

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to us or to our shareholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result.

INCOME TAXES

     As of March 31, 2000, we had available for Federal income tax purposes net operating loss carryforwards of approximately $163.6 million and research and development credit carryforwards of approximately $5.8 million. These carryforwards begin to expire in 2007. Our ability to utilize these net operating loss and research and development credit carryforwards is subject to annual limitations of $5.6 million for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

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

PART II OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.1  Financial Data Schedule


         (b) Reports on Form 8-K


             (1) On March 22, 2000, the Company filed an amended current report on Form 8-K/A which supplements the report on Form 8-K that was filed on January 25, 2000 to report is acquisition of PolaRx Biopharmaceuticals, Inc.

             (2) On March 2, 2000, the Company filed a current report on Form 8-K reporting its consolidated financial position at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from September 4,1991 (date of incorporation) to December 31, 1999, together with its management discussion and analysis.

             (3) On February 29, 2000, the Company filed a current report on Form 8-K reporting that on February 17, 2000, Cell Therapeutics, Inc. completed an offering of 3.3 million shares of common stock at a price of $12 per share, raising gross proceeds of $40.0 million.

             (4) On January 25, 2000, the Company filed a current report on Form 8-K reporting that on January 13, 2000, Cell Therapeutics, Inc. completed the acquisition of PolaRx Biopharmaceuticals, Inc., pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated January 7, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    CELL THERAPEUTICS, INC.
                                         (Registrant)

Dated: May 15, 2000                 By:     /s/ James A. Bianco, M.D.
                                         -----------------------------------
                                         James A. Bianco, M.D.
                                         President and Chief Executive
                                         Officer


Dated: May 15, 2000                 By:     /s/ Louis A. Bianco
                                         -----------------------------------
                                         Louis A. Bianco
                                         Executive Vice President,
                                         Finance and Administration
                                         (Principal Financial Officer,
                                         Chief Accounting Officer)

                                 EXHIBIT INDEX


  EXHIBIT NO.          DESCRIPTION
  -----------          -----------

  EXHIBIT 27.1         Financial Data Schedule