Form 10-Q
period 2000-06-30
CELL THERAPEUTICS INC
filed 2000-08-14
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2000

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

                                Yes   X     No
                                    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



           CLASS                                   OUTSTANDING AT JUNE 30, 2000
           -----                                   -----------------------------

Common Stock, no par value (including
  associated Preferred Stock Purchase Rights)....            25,137,110


     This report on Form 10-Q, including all exhibits, contains 15 pages.
                   The exhibit index is located on page 14.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I  FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets -- June 30, 2000 (unaudited) and
        December 31, 1999...............................................    3

        Consolidated Statements of Operations (unaudited) -- Three and
        six months ended June 30, 2000 and 1999.........................    4

        Consolidated Statements of Cash Flows (unaudited) -- Six months
        ended June 30, 2000 and 1999....................................    5

        Notes to Consolidated Financial Statements......................    6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...........................................    8

PART II OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................   12

        SIGNATURES......................................................   13

        EXHIBIT INDEX...................................................   14

                                    PART I

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,          December 31,
                                                                                              2000                1999
                                                                                        -----------------   -----------------
                                                                                           (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                           $  11,815,671       $   5,674,386
       Securities available-for-sale                                                          29,902,862          18,205,630
       Interest receivable                                                                       511,680             367,636
       Prepaid expenses and other current assets                                                 316,406             748,506
                                                                                        -----------------   -----------------
Total current assets                                                                          42,546,619          24,996,158

Property and equipment                                                                        16,636,830          16,550,053
Accumulated depreciation                                                                     (12,395,847)        (11,514,370)
                                                                                        -----------------   -----------------
Property and equipment, net                                                                    4,240,983           5,035,683

Acquisition related intangible assets, net                                                    28,328,919                   -
Other assets and deferred charges                                                              2,565,941             816,050
                                                                                        -----------------   -----------------
Total assets                                                                               $  77,682,462       $  30,847,891
                                                                                        =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                    $     533,404       $   1,224,994
       Accrued expenses                                                                        5,974,644           4,940,626
       Notes payable                                                                             487,500                   -
       Current portion of long-term obligations                                                1,196,410           1,125,211
                                                                                        -----------------   -----------------
Total current liabilities                                                                      8,191,958           7,290,831

Long-term obligations, less current portion                                                   12,237,433           2,653,111

Commitments

Shareholders' equity:
       Preferred Stock, no par value:
            Series A and B, 161,118.645 shares designated,
                   none issued or outstanding                                                          -                   -
            Series D, designated, issued and outstanding shares - 2,425 and 10,000 at June 30, 2000 and December 31, 1999, respectively
                   liquidation preference - $2,425,000                                         2,748,764          11,384,029
       Common Stock, no par value:
            Authorized shares - 100,000,000
            Issued and outstanding shares - 25,137,110 and 15,595,536
                   at June 30, 2000 and December 31, 1999, respectively                      235,737,944         168,235,338
       Notes receivable from officers                                                           (330,000)           (330,000)
       Accumulated deficit                                                                  (180,874,110)       (158,350,182)
       Accumulated other comprehensive loss                                                      (29,527)            (35,236)
                                                                                        -----------------   -----------------
Total shareholders' equity                                                                    57,253,071          20,903,949
                                                                                        -----------------   -----------------
Total liabilities and shareholders' equity                                                 $  77,682,462       $  30,847,891
                                                                                        =================   =================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                    --------------------------------   ---------------------------------
                                                         2000             1999              2000             1999
                                                    ---------------- ---------------   ---------------  ----------------
Operating expenses:
      Research and development                        $   6,085,685    $  7,304,792     $  12,860,511     $  13,668,987
      General and administrative                          3,939,846       2,958,275         6,168,884         5,103,950
      Amortization of purchased intangibles               2,177,645               -         4,340,250                 -
                                                    ---------------- ---------------   ---------------  ----------------
                                                         12,203,176      10,263,067        23,369,645        18,772,937
                                                    ---------------- ---------------   ---------------  ----------------
Loss from operations:                                   (12,203,176)    (10,263,067)      (23,369,645)      (18,772,937)
Other income (expense):
      Investment income                                     733,076         475,509         1,214,804         1,058,841
      Interest expense                                     (173,248)       (131,899)         (369,086)         (265,361)
                                                    ---------------- ---------------   ---------------  ----------------
Net loss                                                (11,643,348)     (9,919,457)      (22,523,927)      (17,979,457)
                                                    ---------------- ---------------   ---------------  ----------------

Preferred stock dividend                                   (126,389)              -          (252,778)                -
                                                    ---------------- ---------------   ---------------  ----------------

Net loss applicable to common shareholders            $ (11,769,737)   $ (9,919,457)    $ (22,776,705)    $ (17,979,457)
                                                    ================ ===============   ===============  ================

Basic and diluted net loss per common share           $       (0.48)   $      (0.64)    $       (1.04)    $       (1.16)
                                                    ================ ===============   ===============  ================

Shares used in calculation of basic and
      diluted net loss per common share                  24,474,722      15,534,728        21,957,248        15,534,545
                                                    ================ ===============   ===============  ================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Six Months Ended June 30,
                                                                                      -----------------------------------
                                                                                            2000              1999
                                                                                      -----------------  ----------------
Operating activities
Net loss applicable to common shareholders                                                 $(22,776,705)     $(17,979,457)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
     Preferred stock dividend                                                                   252,778                 -
     Depreciation and amortization                                                            5,221,726           941,897
     Noncash rent benefit                                                                       (57,456)          (66,445)
     Noncash compensation expense                                                             1,965,438           211,894
     Investment premium (discount) amortization (accretion)                                     (51,092)          242,270
     Loss on sale of investment securities                                                        1,431               859
     Changes in operating assets and liabilities, net of businesses acquired:
        Interest receivable                                                                    (144,044)          203,508
        Collaboration agreement receivables                                                           -         3,254,491
        Prepaid expenses and other current assets                                               458,759           101,464
        Other assets and deferred charges                                                      (693,370)            4,121
        Accounts payable                                                                       (691,590)         (534,446)
        Accrued expenses                                                                     (1,022,160)       (1,024,457)
                                                                                      -----------------  ----------------
Total adjustments                                                                             5,240,420         3,335,156
                                                                                      -----------------  ----------------
Net cash used in operating activities                                                       (17,536,285)      (14,644,301)
                                                                                      -----------------  ----------------
Investing activities
Purchases of securities available-for-sale                                                  (22,796,700)      (18,129,735)
Proceeds from sales of securities available-for-sale                                          1,514,837         4,754,743
Proceeds from maturities of securities available-for-sale                                     9,640,000        27,690,000
Purchases of property and equipment                                                             (86,777)         (201,230)
PolaRx acquisition, net of cash acquired                                                       (781,438)                -
                                                                                      -----------------  ----------------
Net cash provided by (used in) investing activities                                         (12,510,078)       14,113,778
                                                                                      -----------------  ----------------
Financing activities
Sale of preferred stock via private placements, net of offering costs                           (11,885)                -
Sale of common stock via private placements, net of offering costs                           37,120,551                 -
Proceeds from common stock options exercised                                                  1,729,867                 -
Proceeds from common stock warrants exercised                                                    80,000                 -
Proceeds from employee stock purchase plan                                                       81,944            70,526
Repayment of notes payable                                                                   (2,185,806)                -
Repayment of long-term obligations                                                             (627,023)         (576,086)
                                                                                      -----------------  ----------------
Net cash provided by (used in) financing activities                                          36,187,648          (505,560)
                                                                                      -----------------  ----------------
Net increase (decrease) in cash and cash equivalents                                          6,141,285        (1,036,083)
Cash and cash equivalents at beginning of period                                              5,674,386         4,362,486
                                                                                      -----------------  ----------------
Cash and cash equivalents at end of period                                                 $ 11,815,671      $  3,326,403
                                                                                      =================  ================
Supplemental disclosure of cash flow information
Conversion of preferred stock into common stock                                            $  8,623,380      $          -
                                                                                      =================  ================
Common Stock ($17,291,570) and debt ($10,340,000) issued in PolaRx acquisition             $ 27,631,570      $          -
                                                                                      =================  ================
Equity issued in exchange for services                                                     $  2,176,399      $          -
                                                                                      =================  ================
Cash paid during the period for interest obligations                                       $    369,086      $    265,361
                                                                                      =================  ================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited financial information of Cell Therapeutics, Inc. (the Company) as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999.

   Research and development expenses consist of costs incurred for proprietary and collaboration research and development. These costs are expensed as incurred.

   The Company concluded during the quarter ended June 30, 2000 that it is no longer in the development stage.

(2) REPORTING COMPREHENSIVE INCOME

   For the three months ended June 30, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                    Three months ended
                                               -----------------------------
                                               June 30, 2000   June 30, 1999
                                               --------------  -------------
  Net loss applicable to common shareholders     $(11,769,737)   $(9,919,457)
  Other comprehensive loss:
  Unrealized holding gains (losses) arising
   during period                                       11,101        (77,412)
                                               --------------  -------------
  Total comprehensive loss                       $(11,758,636)   $(9,996,869)
                                               ==============  =============

   For the six months ended June 30, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                     Six months ended
                                               -----------------------------
                                               June 30, 2000   June 30, 1999
                                               --------------  -------------
  Net loss applicable to common shareholders     $(22,776,705)  $(17,979,457)
  Other comprehensive loss:
  Unrealized holding gains (losses) arising
   during period                                        5,709        (87,957)
                                               --------------  -------------
  Total comprehensive loss                       $(22,770,996)  $(18,067,414)
                                               ==============  =============

(3) NEW ACCOUNTING PRONOUNCEMENTS

   In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Transactions Involving Stock Compensation." This Interpretation clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues related to stock compensation. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial statements.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognized in Financial Statements," effective for the first quarter of 2000. Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaborative agreements. In March 2000, the SEC delayed the effective date of SAB 101 until the second quarter of 2000, and in May 2000 further delayed the effective date to the fourth quarter of 2000 and indicated that a Frequently Asked Questions document on SAB 101 would be issued to provide additional implementation guidance. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

(4) PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

   On January 7, 2000, the Company acquired PolaRx Biopharmaceuticals, Inc. (PolaRx), a biopharmaceutical company that owns the rights to Arsenic TriOxide
(ATO), an anti-cancer compound for which the Company has submitted a New Drug Application (NDA) with the Food and Drug Administration (FDA). The pro forma consolidated financial information for the six month period ended June 30, 1999, determined as if the acquisition had occurred on January 1, 1999, would have resulted in no revenues, a net loss applicable to common shareholders of $23,669,485 and basic and diluted net loss per common share of $1.35. Pro forma information for the period ended June 30, 2000 has not been included as the transaction was consummated on January 7, 2000, which is near the beginning of the period. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and PolaRx been combined during the specified period.

(5) PANGENEX, INC.

   In June 2000, the Company founded PanGenex, Inc. (PanGenex), a majority-owned subsidiary focused on identifying novel drug development targets using the recently completed human genome sequence database. Significant operations had not yet started as of June 30, 2000.

(6) CELL THERAPEUTICS (UK) LIMITED

   In June 2000, the Company founded Cell Therapeutics (UK) Limited, a wholly-owned and London-based subsidiary, to provide the necessary legal, regulatory and administrative support for the filing of an ATO Marketing Authorization Application in Europe, and to oversee the business interests of the Company in that region. Significant operations had not yet started as of June 30, 2000.

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

Since commencement of operations in 1992, we have been engaged in research and development activities, including conducting preclinical studies and clinical trials. We have not received any revenue from product sales to date. As of June 30, 2000, we had incurred aggregate net losses of approximately $180.9 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

On June 30, 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL, and to all potential uses of its polymer technology. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL's polymer technology. On May 5, 2000, we amended the agreement to pay an increased amount upon the earlier of the acceptance by the FDA of the first Investigational New Drug (IND) for a licensed product in the U.S., or November 13, 2000.

On January 7, 2000, we acquired ATO upon our acquisition of PolaRx, a single product company that owned the rights to ATO. In connection with the acquisition, we issued 2,000,000 shares of our common stock at signing and will issue an additional 3,000,000 shares to PolaRx shareholders upon the earlier of approval of an NDA by the FDA for ATO or January 7, 2005. The acquisition agreement requires shareholder approval for 2,000,000 of the 3,000,000 additional shares. If our shareholders do not approve the issuance of these additional shares, we will pay the PolaRx shareholders in cash. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters, may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For annual sales of ATO in excess of $40 million, PolaRx shareholders will receive a 2% royalty on net sales payable at the then fair market value of our common stock or, in certain circumstances, cash. We assumed $5 million of PolaRx's outstanding liabilities and commitments and expect to incur substantial pre-commercialization expenses associated with the launch of ATO, should we receive NDA approval from the FDA.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 and 1999.

   Research and development expenses. Research and development expenses decreased to approximately $6.1 million for the three months ended June 30, 2000, from approximately $7.3 million for the three months ended June 30, 1999. This decrease was due primarily to the winding down of manufacturing and clinical activities for LSF, decreased business development and preclinical activities for PG-TXL, decreased manufacturing and preclinical development activities for Apra, and a reduction in research and development staff personnel ($3.1 million). This decrease was offset in part by development activities for ATO ($1.9 million). We have almost eliminated research and development expenses for LSF and anticipate increased research and development expenses in connection with our other products.

   General and administrative expenses. General and administrative expenses increased to approximately $3.9 million for the three months ended June 30, 2000, from approximately $3.0 million for the three months ended June 30, 1999. This increase was due primarily to premarketing expenses for ATO ($1.3 million), offset in part by a reduction in operating expenses required to support research and development activities ($400,000). General and administrative expenses are expected to increase to support our expected increase in research, development and commercialization efforts.

   Amortization of goodwill and other purchased intangibles. In January, 2000, we acquired PolaRx Biopharmaceuticals, Inc. and used the purchase method of accounting for the acquisition. We recorded acquired intangible assets for marketing, patents and excess of purchase price over assets acquired aggregating $32.6 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the three months ended June 30, 2000 was approximately $2.2 million.

   Investment income. Investment income increased to approximately $733,000 for the three months ended June 30, 2000 from approximately $476,000 for the three months ended June 30, 1999. This increase was associated primarily with higher average cash balances on hand during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

   Interest expense. Interest expense increased to approximately $173,000 for the three months ended June 30, 2000 from approximately $132,000 for the three months ended June 30, 1999. This increase was due primarily to higher average balances of outstanding long-term obligations resulting from the assumption of approximately $2.7 million in notes payable associated with the acquisition of PolaRx.

   Preferred stock dividend. We issued preferred stock in November, 1999. The preferred stock has a 5% dividend, payable annually for four years in cash or in shares of our common stock, commencing September 30, 2000. We accrued approximately $126,000 for the preferred stock dividend for the three months ended June 30, 2000.

Six months ended June 30, 2000 and 1999.

   Research and development expenses. Research and development expenses decreased to approximately $12.9 million for the six months ended June 30, 2000, from approximately $13.7 million for the six months ended June 30, 1999. This decrease was due primarily to the winding down of manufacturing and preclinical development activities for LSF, decreased manufacturing and preclinical development activities for Apra, and a reduction in research and development staff personnel ($4.2 million). This decrease was offset in part by development activities for ATO ($3.4 million). We have almost eliminated research and development expenses for LSF and anticipate increased research and development expenses in connection with our other products.

   General and administrative expenses. General and administrative expenses increased to approximately $6.2 million for the six months ended June 30, 2000, from approximately $5.1 million for the six months ended June 30, 1999. This increase was due primarily to premarketing expenses for ATO ($1.3 million), offset in part by a reduction in operating expenses required to support research and development activities ($200,000). General and administrative expenses are expected to increase to support our expected increase in research, development and commercialization efforts.

   Amortization of goodwill and other purchased intangibles. We amortized approximately $4.3 million of goodwill and other purchased intangibles for the six months ended June 30, 2000 in connection with the acquisition of PolaRx.

   Investment income. Investment income increased to approximately $1.2 million for the six months ended June 30, 2000 from approximately $1.1 million for the six months ended June 30,

1999. This increase was associated primarily with higher average cash balances on hand during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

   Interest expense. Interest expense increased to approximately $369,000 for the six months ended June 30, 2000 from approximately $265,000 for the six months ended June 30, 1999. This increase was due primarily to higher average balances of outstanding long-term obligations resulting from the assumption of approximately $2.7 million in notes payable associated with the acquisition of PolaRx.

   Preferred stock dividend. We accrued approximately $253,000 for a preferred stock dividend at June 30, 2000, in connection with preferred stock issued in November, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations since inception primarily through the sale of equity securities and our collaboration with Johnson & Johnson. As of June 30, 2000, we had raised aggregate net proceeds of approximately $215.7 million through the sale of equity securities, including $37.1 million in net proceeds from a private placement of common stock completed in February, 2000. We have received approximately $40.8 million from Johnson & Johnson including $10 million from the sale of equity securities. In addition, we financed the purchase of $16.2 million of property and equipment through financing agreements and capital lease obligations of which approximately $2.8 million remained outstanding as of June 30, 2000.

   At June 30, 2000, we had $41.7 million in cash, cash equivalents, and securities available-for-sale.

   We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures. We expect that our existing capital resources will enable us to maintain our current and planned operations through at least mid-2001. Our future capital requirements will depend on many factors, including:

   *  success of our sales and marketing efforts

   *  progress in and scope of our research and development activities

   *  competitive market developments

   *  success in acquiring complementary products, technologies or businesses

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

INCOME TAXES

   As of June 30, 2000, we had available for Federal income tax purposes net operating loss carryforwards of approximately $175.4 million and research and development credit carryforwards of approximately $6.1 million. These carryforwards begin to expire in 2007. Our ability to utilize these net operating loss and research and development credit carryforwards is subject to annual limitations of $5.6 million for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

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


  (b) Reports on Form 8-K

      None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                            CELL THERAPEUTICS, INC.
                                 (Registrant)

Dated: August 14, 2000         By:     /s/ James A. Bianco, M.D.
                                   -----------------------------------
                                   James A. Bianco, M.D.
                                   President and Chief Executive
                                   Officer

Dated: August 14, 2000         By:    /s/ Louis A. Bianco
                                   -----------------------------------
                                   Louis A. Bianco
                                   Executive Vice President,
                                   Finance and Administration
                                   (Principal Financial Officer,
                                   Chief Accounting Officer)

                                 EXHIBIT INDEX


  EXHIBIT NO.        DESCRIPTION
  -----------        -----------

  EXHIBIT 27.1       Financial Data Schedule