Form 10-K/A
period 1999-12-31
CELL THERAPEUTICS INC
filed 2000-09-11
CIK 891293

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ---------------

                              FORM 10-K/A-2

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

                               ---------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders (Part
                                     III)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------
    Drug Candidate                Indication/Intended Use                           Status
------------------------------------------------------------------------------------------
  ATO (arsenic                                                          NDA being prepared
   trioxide)          Relapsed acute promyelocytic leukemia, or APL

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

                      Relapsed or refractory acute lymphoblastic        Phase II *
                      leukemia, or ALL

                      Relapsed and refractory acute myelogenous         Phase II *
                      leukemia, or AML; secondary leukemia

                      Relapsed or refractory chronic myelogenous        Phase II *
                      leukemia, or CML

                      Advanced hormone refractory prostate cancer       Phase II *

                      Advanced cervical cancer                          Phase II *

                      Advanced renal cell cancer                        Phase II *

                      Combination with ascorbic acid for relapsed and   Phase I/II *
                      refractory multiple myeloma
------------------------------------------------------------------------------------------
  PG-TXL(TM)          Advanced cancers not previously treated with      Phase I
  (polyglutamate      taxanes
  paclitaxel)
                      Combination with anthracylines or cisplatin for   Phase I planned
                      earlier stage breast, lung, ovarian cancer

                      Taxane refractory cancers including breast        Phase II planned
                      and ovarian cancer
------------------------------------------------------------------------------------------
  PG-CPT              Treatment of advanced colon cancer and other      Preclinical
  (polyglutamate      cancers
  camptothecin)
------------------------------------------------------------------------------------------
  Apra(TM)            Second line treatment for soft tissue sarcoma     Phase II

                      Treatment of hormone/chemotherapy-resistant       Phase II
                      prostate cancer

                      Combination with cisplatin for non-small cell     Phase I planned
                      lung cancer other advanced cancers
------------------------------------------------------------------------------------------

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

  If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. Orphan drug designation for ATO will not prevent competitors from developing or marketing other drugs for multiple myeloma, myelodysplasia or non-Hodgkins lymphoma.

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

Collaboration and Licensing Arrangements

  BioChem Pharma. We have a collaboration and supply agreement with BioChem Pharma for the development and commercialization of Apra in Canada. Under this collaboration agreement, BioChem Pharma will be responsible for obtaining regulatory approval for Apra in Canada. Although BioChem Pharma will have no obligation to conduct any research and development activities, it will have the right to have us perform clinical trials in Canada at BioChem Pharma's expense. BioChem Pharma will have the exclusive right to commercialize Apra in Canada, subject to the payment of royalties to us. We will also receive payments under the collaboration agreement if certain milestones are achieved. The aggregate amount of milestone payments CTI may receive per the BioChem Pharma agreement is $1.5 million. These payments are payable upon future milestones, such as trial commencements, filings and sales achievements. BioChem Pharma may terminate this agreement with respect to any product at any time for any reason upon 30 days' notice.

  PG-TXL Company, L.P. On June 30, 1998, we entered into an agreement with PG-TXL Company, L.P. granting us an exclusive worldwide license for the rights to PG-TXL and to all potential uses of PG-TXL Company's polymer technology. Under the terms of the agreement, we acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments upon the attainment of significant development milestones, as defined in the agreement. The aggregate amount of milestone payments CTI may be required to pay pursuant to the PG-TXL agreement is $20.5 million. These are payable upon future milestones, such as agreement executions, trial commencements and completions, filings and regulatory approvals. We are obligated to meet certain development requirements by June 30, 2002 to maintain these exclusive license rights.

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

  We expect to encounter significant competition for the principal pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage if their products work through a similar mechanism as our products. Accordingly, we do not believe competition is as intense among products which treat cancer through novel delivery or therapeutic mechanisms. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us. In some instances, such products have already entered late-stage clinical trials or received FDA approval. However, cancer drugs with distinctly different mechanisms of action are often used together in combination for treating cancer, allowing several different products to target the same cancer indication or disease type.

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

  Orphan Drug. The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication.

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

                                                                                             Period from
                                                                                            September 4,
                                                                                            1991 (Date of
                                                  Year Ended December 31,                 Incorporation) to
                                        ------------------------------------------------    December 31,
                                          1995      1996      1997      1998      1999          1999
                                        --------  --------  --------  --------  --------  -----------------
                                                    (in thousands, except per share data)
Consolidated Statements of Operations
 Data:
Revenues:
 Collaboration agreements.............  $    100  $  9,121  $ 11,831  $ 13,200  $    --       $  34,252
Operating expenses:
 Research and development.............    14,606    16,109    27,285    29,942    27,682        145,069
 General and administrative...........     6,145     7,602    10,090    10,889     9,788         56,221
                                        --------  --------  --------  --------  --------      ---------
  Total operating expenses............    20,751    23,711    37,375    40,831    37,470        201,290
                                        --------  --------  --------  --------  --------      ---------
Loss from operations..................   (20,651)  (14,590)  (25,544)  (27,631)  (37,470)      (167,038)
                                        --------  --------  --------  --------  --------      ---------
Other income (expense):
 Investment income....................     1,167     1,174     2,895     3,094     1,692         11,654
 Interest expense.....................      (509)     (512)     (377)     (435)     (502)        (2,967)
                                        --------  --------  --------  --------  --------      ---------
Net loss..............................   (19,993)  (13,928)  (23,026)  (24,972)  (36,280)      (158,351)
                                        ========  ========  ========  ========  ========      =========
Preferred stock dividend..............       --        --        --        --     (5,201)        (5,201)
                                        --------  --------  --------  --------  --------      ---------
Net loss..............................  $(19,993) $(13,928) $(23,026) $(24,972) $(41,481)     $(163,552)
                                        ========  ========  ========  ========  ========      =========
Basic and diluted net loss per common
 share(1).............................  $  (4.19) $  (2.82) $  (1.98)    (1.62) $  (2.67)
                                        ========  ========  ========  ========  ========
Shares used in computation of basic
 and diluted net loss per common
 share................................     4,771     4,939    11,634    15,410    15,552
                                        ========  ========  ========  ========  ========

                                                                     December 31,
                                                    --------------------------------------------------
                                                      1995      1996      1997      1998       1999
                                                    --------  --------  --------  ---------  ---------
                                                                    (in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and securities available-
 for-sale.........................................  $ 21,906  $ 30,987  $ 70,444  $  46,435  $  23,880
Collaboration agreement receivables...............       --        --      3,683      3,254        --
Working capital...................................    18,342    26,300    67,594     44,143     17,705
Total assets......................................    28,048    37,002    80,433     58,156     30,848
Long-term obligations, less current portion.......     2,606     2,005     2,039      3,888      2,653
Deficit accumulated during development stage......   (60,144)  (74,083)  (97,098)  (122,070)  (158,350)
Total shareholders' equity........................    21,858    30,054    71,760     47,165     20,904

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

  Research and development. Research and development expenses decreased to approximately $27.7 million for the year ended December 31, 1999 from approximately $29.9 million for the year ended December 31, 1998. This decrease was due primarily to the winding down of manufacturing and preclinical development activities for lisofylline and a reduction in research and development staff ($6.9 million), offset in part by development activities for PG-TXL and Apra ($4.7 million). We have almost eliminated research and development expenses for lisofylline and anticipate increased research and development expenses in connection with our other products.

  General and administrative expenses. General and administrative expenses decreased to approximately $9.8 million for the year ended December 31, 1999 from approximately $10.9 million for the year ended December 31, 1998. This decrease was due primarily to a reduction in general and administrative staff personnel and operating expenses required to support our research and development activities ($1.1 million). General and administrative expenses are expected to increase to support our expected increase in research, development and commercialization efforts.

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

Commitments

Shareholders' equity:
  Preferred Stock, no par value:
    Authorized shares--10,000,000................
     Series A and B, 161,118.645 shares
      designated, none issued or outstanding.....           --             --
     Series D, 10,000 shares designated, issued
      and outstanding, liquidation preference--
      $10,000,000................................     6,227,960            --
  Common Stock, no par value:
    Authorized shares--100,000,000...............
    Issued and outstanding shares--15,595,536 and
     15,534,359 at December 31, 1999 and 1998,
     respectively................................   173,391,407    169,618,635
  Notes receivable from officers.................      (330,000)      (380,000)
  Deficit accumulated during development stage...  (158,350,182)  (122,070,032)
  Accumulated other comprehensive loss...........       (35,236)        (3,630)
                                                  -------------  -------------
      Total shareholders' equity.................    20,903,949     47,164,973
                                                  -------------  -------------
      Total liabilities and shareholders'
       equity.................................... $  30,847,891  $  58,156,495
                                                  =============  =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    September 4,
                                               Year Ended December 31,              1991 (Date of
                                        ----------------------------------------  Incorporation) To
                                            1999          1998          1997      December 31, 1999
                                        ------------  ------------  ------------  -----------------
Revenues:
  Collaboration agreements............  $        --   $ 13,200,426  $ 11,831,420    $  34,252,652
Operating expenses:
  Research and development............    27,682,174    29,941,772    27,284,544      145,069,602
  General and administrative..........     9,788,292    10,889,402    10,090,253       56,220,765
                                        ------------  ------------  ------------    -------------
                                          37,470,466    40,831,174    37,374,797      201,290,367
                                        ------------  ------------  ------------    -------------
Loss from operations..................   (37,470,466)  (27,630,748)  (25,543,377)    (167,037,715)
Other income (expense):
  Investment income...................     1,691,912     3,094,116     2,894,627       11,654,414
  Interest expense....................      (501,596)     (435,279)     (377,544)      (2,966,881)
                                        ------------  ------------  ------------    -------------
Net loss..............................   (36,280,150)  (24,971,911)  (23,026,294)    (158,350,182)
                                        ============  ============  ============    =============
Preferred stock dividend..............    (5,200,513)          --            --        (5,200,513)
                                        ------------  ------------  ------------    -------------
Net loss applicable to common
 shareholders.........................  $(41,480,663) $(24,971,911) $(23,026,294)   $(163,550,695)
                                        ============  ============  ============    =============
Basic and diluted net loss per share..  $      (2.67) $      (1.62) $      (1.98)
                                        ============  ============  ============
Shares used in calculation of basic
 and diluted net loss per share.......    15,551,526    15,409,848    11,634,032
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

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY--(Continued)

                                                             Preferred Stock                                 Deficit
                                            -------------------------------------------------   Notes      Accumulated
                        Common Stock          Series A      Series B          Series D        Receivable   During the
                   -----------------------  ------------- ------------- ---------------------    from      Development
                     Shares      Amount     Shares Amount Shares Amount   Shares     Amount    Officers       Stage
                   ---------- ------------  ------ ------ ------ ------ ---------- ---------- ----------  -------------
Net proceeds from
the issuance of
Series D
convertible
preferred stock
and warrants to
acquire common
stock via private
placement equity
offering, net of
offering costs of
$755,040
(including
warrants issued
to placement
agent value at
$100,000) .......         --  $  3,117,000    --    $ --    --    $ --  10,000.000 $6,227,960 $     --    $         --
Preferred stock
dividend.........         --       (44,444)   --      --    --      --         --         --        --              --
Proceeds from
stock options
exercised and
stock awards.....       4,932       14,002    --      --    --      --         --         --        --              --
Non-employee
equity based
compensation
expense..........         --       568,767    --      --    --      --         --         --        --              --
Proceeds from
stock sold via
employee stock
purchase plan....      56,245      117,447    --      --    --      --         --         --        --              --
Reclass to
current asset for
former officer...         --           --     --      --    --      --         --         --     50,000             --
Comprehensive
loss:
 Unrealized
 losses on
 securities
 available-for-
 sale............         --           --     --      --    --      --         --         --        --              --
 Net loss for the
 period ended
 December 31,
 1999............         --           --     --      --    --      --         --         --        --      (36,280,150)
Comprehensive
loss.............         --           --     --      --    --      --         --         --        --              --
                   ---------- ------------   ---    ----   ---    ----  ---------- ---------- ---------   -------------
Balance at
December 31,
1999.............  15,595,536 $173,391,407    --    $ --    --    $ --  10,000.000 $6,227,960 $(330,000)  $(158,350,182)
                   ========== ============   ===    ====   ===    ====  ========== ========== =========   =============
                    Accumulated
                       Other
                   Comprehensive
                   Income/(Loss)    Total
                   ------------- -------------
Net proceeds from
the issuance of
Series D
convertible
preferred stock
and warrants to
acquire common
stock via private
placement equity
offering, net of
offering costs of
$755,040
(including
warrants issued
to placement
agent value at
$100,000) .......    $    --     $  9,344,960
Preferred stock
dividend.........         --          (44,444)
Proceeds from
stock options
exercised and
stock awards.....         --           14,002
Non-employee
equity based
compensation
expense..........         --          568,767
Proceeds from
stock sold via
employee stock
purchase plan....         --          117,447
Reclass to
current asset for
former officer...         --           50,000
Comprehensive
loss:
 Unrealized
 losses on
 securities
 available-for-
 sale............     (31,606)        (31,606)
 Net loss for the
 period ended
 December 31,
 1999............         --      (36,280,150)
                                 -------------
Comprehensive
loss.............         --      (36,311,756)
                   ------------- -------------
Balance at
December 31,
1999.............    $(35,236)   $ 20,903,949
                   ============= =============

                            See accompanying notes

                            CELL THERAPEUTICS, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Period From
                                                                                                    September 4,
                                                                                                    1991 (Date of
                                                                Year Ended December 31,            Incorporation)
                                                         ----------------------------------------  To December 31,
                                                             1999          1998          1997           1999
                                                         ------------  ------------  ------------  ---------------
Operating Activities
Net loss applicable to common shareholders.............  $(41,480,663) $(24,971,911) $(23,026,294)  $(163,550,695)
Adjustments to reconcile net loss applicable to common
 shareholders to net cash used in operating activities:
 Preferred stock dividend..............................     5,200,513           --            --        5,200,513
 Depreciation and amortization.........................     1,822,593     1,880,535     1,748,618      11,913,007
 Noncash research and development expense..............           --            --            --        1,155,750
 Noncash interest expense..............................           --            --            --           25,918
 Noncash rent expense (benefit)........................      (171,088)      (42,986)       74,109         354,323
 Noncash compensation expense..........................       568,767       422,923       100,186       1,091,876
 Loss on disposition of property and equipment.........       525,784           --         15,831         693,084
 Investment premium (discount) amortization
  (accretion)..........................................       366,054       200,118      (177,947)        910,286
 (Gain) loss on sale of investment securities..........         4,563       (31,603)          --          (27,040)
 Changes in operating assets and liabilities:
   Interest receivable.................................       269,694       (36,726)     (401,162)        (97,942)
   Collaboration agreement receivables.................     3,254,491       428,540    (3,683,031)            --
   Prepaid expenses and other current assets...........       221,630      (819,009)      256,651        (698,506)
   Other assets........................................      (732,171)      215,985       239,551        (927,275)
   Accounts payable....................................       118,162       944,363      (488,661)      1,224,994
   Accrued expenses....................................        79,797       104,153     1,646,935       4,896,182
                                                         ------------  ------------  ------------   -------------
     Total adjustments.................................    11,528,789     3,266,293      (668,920)     25,715,170
                                                         ------------  ------------  ------------   -------------
     Net cash used in operating activities.............   (29,951,874)  (21,705,618)  (23,695,214)   (137,835,525)
                                                         ------------  ------------  ------------   -------------
Investing activities
 Purchases of securities available-for-sale............   (29,561,916)  (63,891,102)  (85,364,597)   (254,913,894)
 Proceeds from sales of securities available-for-sale..    11,111,339    26,025,226     1,999,444      54,026,322
 Proceeds from maturities of securities available-for-
  sale.................................................    41,915,000    56,622,884    47,845,281     181,482,952
 Purchases of property and equipment...................      (558,163)   (2,801,332)   (2,540,798)    (17,235,229)
                                                         ------------  ------------  ------------   -------------
     Net cash provided by (used in) investing
      activities.......................................    22,906,260    15,955,676   (38,060,670)    (36,639,849)
                                                         ------------  ------------  ------------   -------------
Financing activities
Sale of common stock to founders.......................           --            --            --           80,000
Proceeds from borrowings from shareholders.............           --            --            --          850,000
Sale of common stock via public offerings, net of
 offering costs........................................           --            --     61,064,250      61,064,250
Sale of Series A preferred stock via private placement,
 net of offering costs.................................           --            --            --       47,366,204
Sale of Series B preferred stock via private placement,
 net of offering costs.................................           --            --            --        4,960,000
Sale of Series D preferred stock via private placement,
 net of offering costs.................................     9,344,960           --            --        9,344,960
Sale of common stock via private placement, net of
 offering costs........................................           --            --      3,000,000      52,307,084
Repurchase of common stock.............................           --            --            --           (2,522)
Notes receivable from officers to acquire common
 stock.................................................           --       (380,000)          --         (380,000)
Proceeds from common stock options exercised...........        14,002        86,992       592,274         774,028
Proceeds from common stock warrants exercised..........           --            --            --          305,558
Proceeds from employee stock purchase plan.............       117,447       215,646           --          333,093
Repayment of long-term obligations.....................    (1,118,895)   (1,880,361)   (1,226,971)    (12,697,496)
Proceeds from the issuance of long-term obligations....           --      3,193,161     1,719,806      15,844,601
                                                         ------------  ------------  ------------   -------------
Net cash provided by financing activities..............     8,357,514     1,235,438    65,149,359     180,149,760
                                                         ------------  ------------  ------------   -------------
Net increase (decrease) in cash and cash equivalents...     1,311,900    (4,514,504)    3,393,475       5,674,386
Cash and cash equivalents at beginning of period.......     4,362,486     8,876,990     5,483,515             --
                                                         ------------  ------------  ------------   -------------
Cash and cash equivalents at end of period.............  $  5,674,386  $  4,362,486  $  8,876,990   $   5,674,386
                                                         ============  ============  ============   =============
Supplemental schedule of noncash investing and
 financing activities
Acquisition of equipment pursuant to capital lease
 obligations...........................................  $        --   $        --   $        --    $     362,425
                                                         ============  ============  ============   =============
Conversion of convertible debt and related accrued
 interest into common stock............................  $        --   $        --   $        --    $     875,918
                                                         ============  ============  ============   =============
Conversion of Series A and B preferred stock into
 common stock..........................................  $        --   $        --   $ 52,326,204   $  52,326,204
                                                         ============  ============  ============   =============
Common stock warrants issued in conjunction with Series
 D.....................................................  $  3,117,000  $        --   $        --    $   3,117,000
                                                         ============  ============  ============   =============
Reclass to current assets of note receivable from
 former officer........................................  $     50,000  $        --   $        --    $      50,000
                                                         ============  ============  ============   =============
Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations...  $    501,596  $    435,279  $    377,544   $   2,966,881
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

  On the date of the preferred stock issuance, the effective conversion price of the preferred stock (after allocating the portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the preferred stock is convertible. In accordance with EITF 98-5 "Convertible Securities with Beneficial Conversion Features," the discount was reflected as a preferred stock dividend valued at $5,156,069 in the Consolidated Statement of Operations and had no impact on the Consolidated Balance Sheets or Statement of Shareholders' Equity.

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

                                            Year Ended December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Net loss applicable to common
 shareholders:
  As reported....................... $(41,480,663) $(24,971,911) $(23,026,294)
  As adjusted.......................  (43,530,183)  (27,553,633)  (23,800,008)
Basic and diluted net loss per
 share:
  As reported....................... $      (2.67) $      (1.62) $      (1.98)
  As adjusted.......................        (2.80)        (1.79)        (2.05)

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

  The Agreement requires shareholder approval for the issuance of the Company's common stock for all but the initial 2,000,000 shares of common stock distributed at signing and 1,000,000 of the additional shares of common stock to be earned upon the earlier of the approval of an NDA or five years from the acquisition date. Shareholder approval is to occur on or before the earlier of the Company's next Annual Meeting of shareholders and September 30, 2000. To the extent that the Company's shareholders do not approve the issuance of such common stock on or before the time such shares of common stock would otherwise be required to be issued, then within 120 days of the relevant delivery date as defined, the Company will pay to the PolaRx shareholders an amount of cash (or other equity securities as may be offered by CTI and acceptable to a majority of the PolaRx Stockholders (based upon the number of shares held by each), to be determined in the sole and absolute discretion of a majority of the PolaRx Stockholders) equal to the fair market value of the Company's common stock at the time of such delivery date.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on September 11, 2000.

                                          Cell Therapeutics, Inc.

                                                    /s/ James A. Bianco
                                          By: _________________________________
                                                   James A. Bianco, M.D.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

____________________________________ Chairman of the Board and
         Max E. Link, Ph.D.           Director

      /s/ James A. Bianco            President, Chief Executive    September 11, 2000
____________________________________  Officer and Director
       James A. Bianco, M.D.          (Principal Executive
                                      Officer)

                 *                   Executive Vice President,     September 11, 2000
____________________________________  Finance and Administration
          Louis A. Bianco             (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

                 *                   Director                      September 11, 2000
____________________________________
        Jack W. Singer, M.D.

                 *                   Director                      September 11, 2000
____________________________________
           Jack L. Bowman

____________________________________ Director                      September 11, 2000
       Jeremy L. Curnock Cook

                 *                   Director                      September 11, 2000
____________________________________
      Wilfred E. Jaeger, M.D.

                 *                   Director                      September 11, 2000
____________________________________
    Mary O'Neil Mundinger, DrPH

                 *                   Director                      September 11, 2000
____________________________________
     Phillip M. Nudelman, Ph.D.


   /s/ James A. Bianco
* By: _________________________
     James A. Bianco, M.D.
      (Attorney-in-Fact)