Form 10-Q/A
period 2000-03-31
CELL THERAPEUTICS INC
filed 2000-09-11
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


                 This report on Form 10-Q/A contains 12 pages.
                   The exhibit index is located on page 12.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q/A

                     FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

        Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999..........      3

        Consolidated Statements of Operations -- Three months ended March 31, 2000 and 1999 and the period from September 4, 1991 (date of incorporation)
        to March 31, 2000............................................................      4

        Consolidated Statements of Cash Flows -- Three months ended March 31, 2000 and 1999 and the period from September 4, 1991 (date of incorporation)
        to March 31, 2000............................................................      5

        Notes to Consolidated Financial Statements...................................      6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS...................................................................      8

        SIGNATURES...................................................................     11

        EXHIBIT INDEX................................................................     12

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,         December 31,
                                                                                                    2000                1999
                                                                                                ------------        ------------
                                                                                                 (unaudited)
                                                                                                 (restated)
ASSETS
Current assets:
       Cash and cash equivalents                                                                $ 29,891,732         $ 5,674,386
       Securities available-for-sale                                                              22,461,839          18,205,630
       Interest receivable                                                                           364,116             367,636
       Prepaid expenses and other current assets                                                   1,492,084             748,506
                                                                                                ------------        ------------
Total current assets                                                                              54,209,771          24,996,158

Property and equipment                                                                            16,580,220          16,550,053
Accumulated depreciation                                                                         (11,959,891)        (11,514,370)
                                                                                                ------------        ------------
Property and equipment, net                                                                        4,620,329           5,035,683

Acquisition related intangible assets, net                                                        34,051,255                   -
Other assets and deferred charges                                                                    917,848             816,050
                                                                                                ------------        ------------
Total assets                                                                                    $ 93,799,203        $ 30,847,891
                                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                            $ 832,120         $ 1,224,994
       Accrued expenses                                                                            6,646,629           4,940,626
       Notes payable                                                                               2,442,500                   -
       Current portion of long-term obligations                                                    1,253,019           1,125,211
                                                                                                ------------        ------------
Total current liabilities                                                                         11,174,268           7,290,831

Long-term obligations, less current portion                                                        2,233,384           2,653,111

Commitments

Shareholders' equity:
       Preferred Stock, no par value:
            Series A and B, 161,118.645 shares designated,
                   none issued or outstanding                                                              -                   -
            Series D, designated, issued and outstanding shares - 3,800 and 10,000 at March 31, 2000 and December 31, 1999, respectively
                   liquidation preference - $3,800,000                                             2,366,625           6,227,960
       Common Stock, no par value:
            Authorized shares--100,000,000
            Issued and outstanding shares--24,223,486 and 15,595,536
            at March 31, 2000 and December 31, 1999, respectively                                230,194,315         173,391,407
       Common shares issuable in PolaRx transaction                                               17,620,500                   -
       Notes receivable from officers                                                               (330,000)           (330,000)
       Deficit accumulated during development stage                                             (169,419,261)       (158,350,182)
       Accumulated other comprehensive loss                                                          (40,628)            (35,236)
                                                                                                ------------        ------------
Total shareholders' equity                                                                        80,391,551          20,903,949
                                                                                                ------------        ------------
Total liabilities and shareholders' equity                                                      $ 93,799,203        $ 30,847,891
                                                                                                ============        ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                 Period from
                                                                                                              September 4, 1991
                                                                        Three Months Ended March 31,        (Date of Incorporation)
                                                                    --------------------------------------      To March 31,
                                                                          2000                 1999                 2000
                                                                    -----------------    -----------------   -------------------
                                                                       (restated)                                (restated)
Revenues:
Collaboration agreements                                                 $          -         $          -        $   34,252,652
Operating expenses:
      Research and development                                              7,070,932            6,364,195           152,140,534
      General and administrative                                            1,932,932            2,145,675            58,153,697
      Amortization of acquisition related intangibles                       2,351,105                    -             2,351,105
                                                                    -----------------    -----------------   -------------------
                                                                           11,354,969            8,509,870           212,645,336
                                                                    -----------------    -----------------   -------------------
Loss from operations:                                                     (11,354,969)          (8,509,870)         (178,392,684)
Other income (expense):
      Investment income                                                       481,728              583,332            12,136,142
      Interest expense                                                       (195,838)            (133,462)           (3,162,719)
                                                                    -----------------    -----------------   -------------------
Net loss:                                                                 (11,069,079)          (8,060,000)         (169,419,261)
                                                                    -----------------    -----------------   -------------------

Preferred stock dividend                                                     (126,389)                   -            (5,326,902)
                                                                    -----------------    -----------------   -------------------

Net loss applicable to common shareholders:                              $(11,195,468)        $ (8,060,000)       $ (174,746,163)
                                                                    =================    =================   ===================

Basic and diluted net loss per common share                              $      (0.58)        $      (0.52)
                                                                    =================    =================

Shares used in calculation of basic and
      diluted net loss per common share                                    19,439,774           15,534,359
                                                                    =================    =================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                        -----------------------------
                                                                                             2000            1999
                                                                                        -------------    ------------
                                                                                          (restated)
Operating Activities
Net loss applicable to common shareholders                                              $ (11,195,468)   $ (8,060,000)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
     Preferred stock dividend                                                                 126,389               -
     Depreciation and amortization                                                          2,796,626         483,163
     Noncash research and development expense                                                       -               -
     Noncash interest expense                                                                       -               -
     Noncash rent expense (benefit)                                                           (28,728)        (32,273)
     Noncash compensation expense                                                             471,433          80,868
     Loss on disposition of property and equipment                                                  -               -
     Investment premium (discount) amortization (accretion)                                     6,751         135,392
     (Gain) loss on sale of investment securities                                               1,431               -
     Changes in assets and liabilities, net of business acquired:
        Interest receivable                                                                     3,520        (132,846)
        Collaboration agreement receivables                                                         -       3,254,491
        Prepaid expenses and other current assets                                            (716,919)        426,339
        Other assets and deferred charges                                                      61,810           7,276
        Accounts payable                                                                     (392,875)       (982,270)
        Accrued expenses                                                                     (156,699)     (1,329,850)
                                                                                        -------------    ------------
Total adjustments                                                                           2,172,739       1,910,290
                                                                                        -------------    ------------
Net cash used in operating activities                                                      (9,022,729)     (6,149,710)
                                                                                        -------------    ------------

Investing activities
 Purchases of securities available-for-sale                                               (10,569,937)     (9,006,718)
 Proceeds from sales of securities available-for-sale                                       1,495,155       3,415,335
 Proceeds from maturities of securities available-for-sale                                  4,805,000      11,315,000
 Purchases of property and equipment                                                          (30,167)       (123,595)
 PolaRx acquisition, net                                                                     (781,438)              -
                                                                                        -------------    ------------
Net cash provided by (used in) investing activities                                        (5,081,387)      5,600,022
                                                                                        -------------    ------------

Financing activities
Sale of common stock to founders                                                                    -               -
Proceeds from borrowings from shareholders                                                          -               -
Sale of common stock via public offerings, net of offering costs                                    -               -
Sale of Series A preferred stock via private placement, net of offering costs                       -               -
Sale of Series B preferred stock via private placement, net of offering costs                       -               -
Sale of Series D preferred stock via private placement, net of offering costs                  49,129               -
Sale of common stock via private placements, net of offering costs                         37,248,374               -
Repurchase of common stock                                                                          -               -
Notes receivable from officers to acquire common stock                                              -               -
Proceeds from common stock options exercised                                                1,517,957               -
Proceeds from common stock warrants exercised                                                       -               -
Proceeds from employee stock purchase plan                                                          -               -
Repayment of notes payable                                                                   (230,806)              -
Repayment of long-term obligations                                                           (263,192)       (277,839)
Proceeds from the issuance of long-term obligations                                                 -               -
                                                                                        -------------    ------------
Net cash provided by (used in) financing activities                                        38,321,462        (277,839)
                                                                                        -------------    ------------
Net increase (decrease) in cash and cash equivalents                                       24,217,346        (827,527)
Cash and cash equivalents at beginning of period                                            5,674,386       4,362,486
                                                                                        -------------    ------------
Cash and cash equivalents at end of period                                              $  29,891,732    $  3,534,959
                                                                                        =============    ============

Supplemental schedule of noncash investing and financing activities
Acquisition of equipment pursuant to capital lease obligations                          $           -    $          -
                                                                                        =============    ============
Conversion of convertible debt and related accrued interest into common stock           $           -    $          -
                                                                                        =============    ============
Conversion of preferred stock into common stock                                         $   3,861,335    $          -
                                                                                        =============    ============
Common stock warrants issued in conjunction with Series D                               $           -    $          -
                                                                                        =============    ============
Reclass to current asset of note receivable from former officer                         $           -    $          -
                                                                                        =============    ============
Common Stock issued and issuable in PolaRx acquisition                                  $  31,440,000    $          -
                                                                                        =============    ============

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations                                    $     195,838    $   133,462
                                                                                        =============    ============

                                                                                            Period From
                                                                                         September 4, 1991
                                                                                      (Date of Incorporation)
                                                                                         to March 31, 2000
                                                                                      -----------------------
                                                                                            (restated)
Operating Activities
Net loss applicable to common shareholders                                                     $ (174,746,163)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
     Preferred stock dividend                                                                       5,326,902
     Depreciation and amortization                                                                 14,709,633
     Noncash research and development expense                                                       1,155,750
     Noncash interest expense                                                                          25,918
     Noncash rent expense (benefit)                                                                   325,595
     Noncash compensation expense                                                                   1,563,309
     Loss on disposition of property and equipment                                                    693,084
     Investment premium (discount) amortization (accretion)                                           917,037
     (Gain) loss on sale of investment securities                                                     (25,609)
     Changes in assets and liabilities, net of businesses acquired:
        Interest receivable                                                                           (94,422)
        Collaboration agreement receivables                                                                 -
        Prepaid expenses and other current assets                                                  (1,415,425)
        Other assets and deferred charges                                                            (865,465)
        Accounts payable                                                                              832,119
        Accrued expenses                                                                            4,739,483
                                                                                               --------------
Total adjustments                                                                                  27,887,909
                                                                                               --------------
Net cash used in operating activities                                                            (146,858,254)
                                                                                               --------------

Investing activities
 Purchases of securities available-for-sale                                                      (265,483,831)
 Proceeds from sales of securities available-for-sale                                              55,521,477
 Proceeds from maturities of securities available-for-sale                                        186,287,952
 Purchases of property and equipment                                                              (17,265,396)
 PolaRx acquisition, net of cash acquired                                                            (781,438)
                                                                                               --------------
Net cash provided by (used in) investing activities                                               (41,721,236)
                                                                                               --------------

Financing activities
Sale of common stock to founders                                                                       80,000
Proceeds from borrowings from shareholders                                                            850,000
Sale of common stock via public offerings, net of offering costs                                   61,064,250
Sale of Series A preferred stock via private placement, net of offering costs                      47,366,204
Sale of Series B preferred stock via private placement, net of offering costs                       4,960,000
Sale of Series D preferred stock via private placement, net of offering costs                       9,394,089
Sale of common stock via private placements, net of offering costs                                 89,555,458
Repurchase of common stock                                                                             (2,522)
Notes receivable from officers to acquire common stock                                               (380,000)
Proceeds from common stock options exercised                                                        2,291,985
Proceeds from common stock warrants exercised                                                         305,558
Proceeds from employee stock purchase plan                                                            333,093
Repayment of notes payable                                                                           (230,806)
Repayment of long-term obligations                                                                (12,960,688)
Proceeds from the issuance of long-term obligations                                                15,844,601
                                                                                               --------------
Net cash provided by (used in) financing activities                                               218,471,222
                                                                                               --------------
Net increase (decrease) in cash and cash equivalents                                               29,891,732
Cash and cash equivalents at beginning of period                                                            -
                                                                                               --------------
Cash and cash equivalents at end of period                                                     $   29,891,732
                                                                                               ==============

Supplemental schedule of noncash investing and financing activities
Acquisition of equipment pursuant to capital lease obligations                                 $      362,425
                                                                                               ==============
Conversion of convertible debt and related accrued interest into common stock                  $      875,918
                                                                                               ==============
Conversion of preferred stock into common stock                                                $   56,187,539
                                                                                               ==============
Common stock warrants issued in conjunction with Series D                                      $    3,117,000
                                                                                               ==============
Reclass to current asset of note receivable from former officer                                $       50,000
                                                                                               ==============
Common Stock issued and issuable in PolaRx acquisition                                         $   31,440,000
                                                                                               ==============

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations                                           $    3,162,719
                                                                                               ==============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000
                                  (UNAUDITED)
                                  (RESTATED)

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


(2)  REPORTING COMPREHENSIVE INCOME

     For the three months ended March 31, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                      Three months ended
                                              ---------------------------------
                                              March 31, 2000     March 31, 1999
                                              --------------     --------------
  Net loss applicable to common shareholders    $(11,195,468)       $(8,060,000)
  Other comprehensive loss:
  Unrealized holding losses arising
   during period                                      (5,392)           (10,545)
                                              --------------     --------------
  Total comprehensive loss                      $(11,200,860)       $(8,070,545)
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

(4)   ACQUISITION OF POLARX BIOPHARMACEUTICALS, INC.

     On January 7, 2000, the Company acquired PolaRx Biopharmaceuticals, Inc. (PolaRx), a biopharmaceutical company that owns the rights to Arsenic Trioxide
(ATO), an anti-cancer compound for which the Company has submitted a New Drug Application with the FDA. Under the terms of the Agreement and Plan of Merger and Reorganization, dated January 7, 2000, (the Agreement), the Company assumed PolaRx's liabilities and commitments. In addition, PolaRx's shareholders received 2,000,000 shares of the Company's common stock at signing and will earn 3,000,000 additional shares upon the earlier of the approval of a New Drug Application by the FDA of PolaRx's anti-cancer compound ATO, or January 6, 2005.

     The aggregate consideration of $36.1 million consisted of the 5 million shares of common stock valued at $31.4 million, assumed net liabilities of $3.9 million and transaction costs of approximately $825,000. The 2 million shares issued at closing were valued at $6.91 per share (aggregating $13,820,000), which represented the average closing price of the Company's common stock during the 3 day periods prior to and following the January 7, 2000 transaction date. The 3 million shares to be issued at the earlier of the approval of a New Drug Application by the FDA of PolaRx's anti-cancer compound ATO, or January 6, 2005, were valued at $5.87 per share (aggregating $17,620,000), reflecting a discount of 15% from $6.91 due to the lack of marketability inherent in those shares of stock.

     The value of the 3 million shares yet to be issued is included in Shareholders' Equity as "Common shares issuable in PolaRx transaction." The issuance of 2 million of the 3 million shares to be issued at the earlier of a New Drug Application by the FDA of PolaRx's anti-cancer compound ATO, or January 6, 2005, is subject to shareholder approval. If the issuance of the 2 million shares is not approved by the shareholders, the Company is required to pay this portion of the remaining purchase price with cash (or other equity securities as may be offered by CTI and acceptable to a majority of the PolaRx Stockholders (based upon the number of shares held by each), to be determined in the sole and absolute discretion of a majority of the PolaRx Stockholders) based on the value of the Company's stock when payment is due. If the issuance of the shares is not approved by the shareholders and the obligation is settled in cash, the amount of cash paid will be reflected as a reduction of common stock.

     The Company is required to make contingent payments of up to $9.0 million and future royalties if certain milestones and target net sales specified in the merger agreement are attained. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and be capitalized as additional goodwill and amortized appropriately.

     The acquisition was accounted for as a purchase transaction. The aggregate purchase price of approximately $36.1 million was allocated, based on the fair value on the acquisition date, to the marketing intangible assets ($16.1 million), patented technology ($6.6 million) and goodwill ($13.4 million). The intangible assets are amortized over their estimated useful lives of three to five years. Notes payable aggregating $2,673,306 were assumed in connection with the PolaRx acquisition. The notes carry interest rates of 9% to 15% and become due between March and November 2000. CTI also assumed and paid a fee of $750,000 to a placement agent in connection with the acquisition.

     The 3 million shares issuable in the future are not considered in earnings per share for the period ended March 31, 2000 as their effect would currently be anti-dilutive. These securities could potentially dilute earnings per share in the future.

     The marketing of a commercial product bridges the gap in the Company's pipeline of products and creates an opportunity to access a broader market segment with a relatively non-controversial and accepted product. The value of this marketing strategy is related to the acquisition of successfully-completed clinical trial studies which included bioanalytical and statistical data, analyses and reports which have enabled the subsequent timely filing of a New Drug Application.

     The timely filing of the New Drug Application greatly enhances the Company's relative competitive market position. The value of the preclinical and clinical research acquired together with the Orphan Drug Designation by the FDA accelerates the potential for regulatory approval and commercialization of a marketable product.

     The fair value of the marketing intangibles was determined by the replacement cost approach, which seeks to measure the future benefits of ownership by quantifying the amount of money that would be required to replace the future service capability of the subject intangible property. Replacement cost was the total cost to create a successful marketing strategy and included an examination of the substantial research and development cost savings achieved by the Company through the acquisition of PolaRx.

     Through the purchase of PolaRx the Company also acquired a patent for the treatment of primary and metastic neoplastic diseases using arsenic compounds. By forecasting the incremental revenues and net incomes expected by the utilization of this patent in the areas of Acute Promyelocytic Leukemia (APL) and Multiple Myeloma over an expected five year period, it is possible to separate the value attributable to the patent by utilizing an income approach.

     The fair value of the patented technology was determined by discounting the forecasted earnings streams to each application at 30% over the anticipated revenue life of five years, which produced net present values of $2,018,000 and $4,594,000 for the APL and Multiple Myeloma indications, respectively.

     The pro forma consolidated financial information for the quarter ended March 31, 1999, determined as if the acquisition had occurred on January 1, 1999, would have resulted in no revenues, a net loss applicable to common shareholders of $11,085,994 and basic and diluted net loss per common share of $.63. Pro forma information for the period ended March 31, 2000 has not been included as the transaction was consummated on January 7, 2000, which is near the beginning of the period. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and PolaRx been combined during the specified period.

(5) RESTATEMENT OF MARCH 31, 2000 FINANCIAL STATEMENTS

   Subsequent to quarter-end the Company finalized its accounting for its January 7, 2000 acquisition of PolaRx. In conjunction with that process, the Company reclassified the $10.3 million value of 2 million shares of common stock issuable in the transaction from long-term liability and the $5.2 million value of 1 million shares of common stock issuable in the transaction to "Common shares issuable in PolaRx transaction." In conjunction with that process it also determined that the average stock price used to value the common stock issued and to be issued in the transaction should have been $6.91 and $5.87, respectively, rather than $6.08 and $5.17, respectively. The effect of this revision was to increase the aggregate purchase price by approximately $3.8 million (specifically, goodwill by $3.8 million, common stock by $1.7 million, and common shares issuable in PolaRx transaction by $2.1 million) and goodwill amortization (and, accordingly, the net loss) for the three month period ended March 31, 2000 by $188,500. The net loss per share for the period increased by $.01 per share. The accompanying March 31, 2000 financial statements have been restated to reflect these changes.

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

     On January 7, 2000, we acquired ATO upon our acquisition of PolaRx, a single product company that owned the rights to ATO. Now in connection with the acquisition, we issued 2,000,000 shares of our common stock at signing and will issue an additional 3,000,000 shares to PolaRx shareholders upon the earlier of approval of an NDA by the FDA for ATO or five years from the acquisition date. The acquisition agreement requires shareholder approval for 2,000,000 of the 3,000,000 additional shares. If our shareholders do not approve the issuance of these additional shares, we will pay the PolaRx shareholders in cash. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters, may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For annual sales of ATO in excess of $40 million, PolaRx shareholders will receive a 2% royalty on net sales payable at the then fair market value of our common stock or, in certain circumstances, cash. We assumed $5 million of PolaRx's outstanding liabilities and commitments and expect to incur substantial pre-commercialization expenses associated with the launch of ATO, should we receive marketing approval from the FDA.

RESULTS OF OPERATIONS

Quarters ended March 31, 2000 and 1999.

     Revenues. We did not record any collaboration agreement revenues during the quarters ended March 31, 2000 and 1999.

     Research and development expenses. Research and development expenses increased to approximately $7.1 million for the quarter ended March 31, 2000, from approximately $6.4 million for the quarter ended March 31, 1999. This increase was due primarily to clinical and manufacturing development activities for ATO and increased manufacturing and preclinical development activities for PG-TXL ($2.3 million), offset in part by the winding down of manufacturing and clinical activities for LSF and a reduction in research and development staff personnel ($1.6 million). We have almost eliminated research and development expenses for LSF and anticipate increased research and development expenses in connection with our other products.

     General and administrative expenses. General and administrative expenses decreased to approximately $1.9 million for the quarter ended March 31, 2000, from approximately $2.1 million for the quarter ended March 31, 1999. This decrease was due primarily to a reduction in operating expenses required to support research and development activities ($600,000), offset in part by premarketing expenses for ATO ($400,000). General and administrative expenses are expected to increase to support our expected increase in research, development and commercialization efforts.

     Amortization of acquisition related intangibles. In January, 2000, we acquired PolaRx Biopharmaceuticals, Inc. and used the purchase method of accounting for the acquisition. Accordingly, we recorded acquired intangible assets for marketing, patents and excess of purchase price over assets acquired which totaled approximately $36.1 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the quarter ended March 31, 2000 was approximately $2.4 million.

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

     Preferred stock dividend. We issued preferred stock in November, 1999. The preferred stock has a 5% dividend, payable annually for four years in cash or in shares of our common stock, commencing September 30, 2000. We accrued approximately $126,000 for the preferred stock dividend for the quarter ended March 31, 2000.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    CELL THERAPEUTICS, INC.
                                         (Registrant)

Dated: September 11, 2000           By:     /s/ James A. Bianco, M.D.
                                         -----------------------------------
                                         James A. Bianco, M.D.
                                         President and Chief Executive
                                         Officer


Dated: September 11, 2000           By:     /s/ Louis A. Bianco
                                         -----------------------------------
                                         Louis A. Bianco
                                         Executive Vice President,
                                         Finance and Administration
                                         (Principal Financial Officer,
                                         Chief Accounting Officer)

                                 EXHIBIT INDEX


  EXHIBIT NO.          DESCRIPTION
  -----------          -----------

  27.1                 Financial Data Schedule