Form 10-Q/A
period 2000-06-30
CELL THERAPEUTICS INC
filed 2000-09-11
CIK 891293

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


    This report on Form 10-Q/A, including all exhibits, contains 13 pages.
                   The exhibit index is located on page 13.

================================================================================

                            CELL THERAPEUTICS, INC.

                             REPORT ON FORM 10-Q/A

                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I  FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets -- June 30, 2000 (unaudited) and
        December 31, 1999...............................................    3

        Consolidated Statements of Operations (unaudited) -- Three and
        six months ended June 30, 2000 and 1999.........................    4

        Consolidated Statements of Cash Flows (unaudited) -- Six months
        ended June 30, 2000 and 1999....................................    5

        Notes to Consolidated Financial Statements......................    6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...........................................    8

        SIGNATURES......................................................   12

        EXHIBIT INDEX...................................................   13

                                    PART I

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,          December 31,
                                                                                              2000                1999
                                                                                        -----------------   -----------------
                                                                                           (unaudited)
                                                                                           (restated)
ASSETS
Current assets:
       Cash and cash equivalents                                                           $  11,815,671       $   5,674,386
       Securities available-for-sale                                                          29,902,862          18,205,630
       Interest receivable                                                                       511,680             367,636
       Prepaid expenses and other current assets                                                 316,406             748,506
                                                                                        -----------------   -----------------
Total current assets                                                                          42,546,619          24,996,158

Property and equipment                                                                        16,636,830          16,550,053
Accumulated depreciation                                                                     (12,395,847)        (11,514,370)
                                                                                        -----------------   -----------------
Property and equipment, net                                                                    4,240,983           5,035,683

Acquisition related intangible assets, net                                                    31,721,919                   -
Other assets and deferred charges                                                              2,565,941             816,050
                                                                                        -----------------   -----------------
Total assets                                                                               $  81,075,462       $  30,847,891
                                                                                        =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                    $     533,404       $   1,224,994
       Accrued expenses                                                                        5,974,644           4,940,626
       Notes payable                                                                             487,500                   -
       Current portion of long-term obligations                                                1,196,410           1,125,211
                                                                                        -----------------   -----------------
Total current liabilities                                                                      8,191,958           7,290,831

Long-term obligations, less current portion                                                    1,897,433           2,653,111

Commitments

Shareholders' equity:
       Preferred Stock, no par value:
            Series A and B, 161,118.645 shares designated,
                   none issued or outstanding                                                          -                   -
            Series D, designated, issued and outstanding shares - 2,425 and 10,000 at June 30, 2000 and December 31, 1999, respectively
                   liquidation preference - $2,425,000                                         1,510,280           6,227,960
       Common Stock, no par value:
            Authorized shares - 100,000,000
            Issued and outstanding shares - 25,137,110 and 15,595,536
                   at June 30, 2000 and December 31, 1999, respectively                      233,465,928         173,391,407
       Common shares issuable in PolaRx transaction                                           17,620,500                   -
       Notes receivable from officers                                                           (330,000)           (330,000)
       Accumulated deficit                                                                  (181,251,110)       (158,350,182)
       Accumulated other comprehensive loss                                                      (29,527)            (35,236)
                                                                                        -----------------   -----------------
Total shareholders' equity                                                                    70,986,071          20,903,949
                                                                                        -----------------   -----------------
Total liabilities and shareholders' equity                                                 $  81,075,462       $  30,847,891
                                                                                        =================   =================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                    --------------------------------   ---------------------------------
                                                         2000             1999              2000             1999
                                                    ---------------- ---------------   ---------------  ----------------
                                                       (restated)                         (restated)
Operating expenses:
      Research and development                        $   6,085,685    $  7,304,792     $  12,860,511     $  13,668,987
      General and administrative                          3,939,846       2,958,275         6,168,884         5,103,950
      Amortization of purchased intangibles               2,366,145               -         4,717,250                 -
                                                    ---------------- ---------------   ---------------  ----------------
                                                         12,391,676      10,263,067        23,746,645        18,772,937
                                                    ---------------- ---------------   ---------------  ----------------
Loss from operations:                                   (12,391,676)    (10,263,067)      (23,746,645)      (18,772,937)
Other income (expense):
      Investment income                                     733,076         475,509         1,214,804         1,058,841
      Interest expense                                     (173,248)       (131,899)         (369,086)         (265,361)
                                                    ---------------- ---------------   ---------------  ----------------
Net loss                                                (11,831,848)     (9,919,457)      (22,900,927)      (17,979,457)
                                                    ---------------- ---------------   ---------------  ----------------

Preferred stock dividend                                   (126,389)              -          (252,778)                -
                                                    ---------------- ---------------   ---------------  ----------------

Net loss applicable to common shareholders            $ (11,958,237)   $ (9,919,457)    $ (23,153,705)    $ (17,979,457)
                                                    ================ ===============   ===============  ================

Basic and diluted net loss per common share           $       (0.49)   $      (0.64)    $       (1.05)    $       (1.16)
                                                    ================ ===============   ===============  ================

Shares used in calculation of basic and
      diluted net loss per common share                  24,474,722      15,534,728        21,957,248        15,534,545
                                                    ================ ===============   ===============  ================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Six Months Ended June 30,
                                                                                      -----------------------------------
                                                                                            2000              1999
                                                                                      -----------------  ----------------
                                                                                         (restated)
Operating activities
Net loss applicable to common shareholders                                                 $(23,153,705)     $(17,979,457)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
     Preferred stock dividend                                                                   252,778                 -
     Depreciation and amortization                                                            5,598,726           941,897
     Noncash rent benefit                                                                       (57,456)          (66,445)
     Noncash compensation expense                                                             1,965,438           211,894
     Investment premium (discount) amortization (accretion)                                     (51,092)          242,270
     Loss on sale of investment securities                                                        1,431               859
     Changes in operating assets and liabilities, net of businesses acquired:
        Interest receivable                                                                    (144,044)          203,508
        Collaboration agreement receivables                                                           -         3,254,491
        Prepaid expenses and other current assets                                               458,759           101,464
        Other assets and deferred charges                                                      (693,370)            4,121
        Accounts payable                                                                       (691,590)         (534,446)
        Accrued expenses                                                                     (1,022,160)       (1,024,457)
                                                                                      -----------------  ----------------
Total adjustments                                                                             5,617,420         3,335,156
                                                                                      -----------------  ----------------
Net cash used in operating activities                                                       (17,536,285)      (14,644,301)
                                                                                      -----------------  ----------------
Investing activities
Purchases of securities available-for-sale                                                  (22,796,700)      (18,129,735)
Proceeds from sales of securities available-for-sale                                          1,514,837         4,754,743
Proceeds from maturities of securities available-for-sale                                     9,640,000        27,690,000
Purchases of property and equipment                                                             (86,777)         (201,230)
PolaRx acquisition, net of cash acquired                                                       (781,438)                -
                                                                                      -----------------  ----------------
Net cash provided by (used in) investing activities                                         (12,510,078)       14,113,778
                                                                                      -----------------  ----------------
Financing activities
Sale of preferred stock via private placements, net of offering costs                           (11,885)                -
Sale of common stock via private placements, net of offering costs                           37,120,551                 -
Proceeds from common stock options exercised                                                  1,729,867                 -
Proceeds from common stock warrants exercised                                                    80,000                 -
Proceeds from employee stock purchase plan                                                       81,944            70,526
Repayment of notes payable                                                                   (2,185,806)                -
Repayment of long-term obligations                                                             (627,023)         (576,086)
                                                                                      -----------------  ----------------
Net cash provided by (used in) financing activities                                          36,187,648          (505,560)
                                                                                      -----------------  ----------------
Net increase (decrease) in cash and cash equivalents                                          6,141,285        (1,036,083)
Cash and cash equivalents at beginning of period                                              5,674,386         4,362,486
                                                                                      -----------------  ----------------
Cash and cash equivalents at end of period                                                 $ 11,815,671      $  3,326,403
                                                                                      =================  ================
Supplemental disclosure of cash flow information
Conversion of preferred stock into common stock                                            $  4,717,680      $          -
                                                                                      =================  ================
Common Stock issued and issuable in PolaRx acquisition                                     $ 31,440,000      $          -
                                                                                      =================  ================
Equity issued in exchange for services                                                     $  2,176,399      $          -
                                                                                      =================  ================
Cash paid during the period for interest obligations                                       $    369,086      $    265,361
                                                                                      =================  ================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000
                                  (UNAUDITED)
                                  (RESTATED)

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

(2) REPORTING COMPREHENSIVE INCOME

   For the three months ended June 30, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                    Three months ended
                                               -----------------------------
                                               June 30, 2000   June 30, 1999
                                               --------------  -------------
  Net loss applicable to common shareholders     $(11,958,237)   $(9,919,457)
  Other comprehensive loss:
  Unrealized holding gains (losses) arising
   during period                                       11,101        (77,412)
                                               --------------  -------------
  Total comprehensive loss                       $(11,947,136)   $(9,996,869)
                                               ==============  =============

   For the six months ended June 30, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                     Six months ended
                                               -----------------------------
                                               June 30, 2000   June 30, 1999
                                               --------------  -------------
  Net loss applicable to common shareholders     $(23,153,705)  $(17,979,457)
  Other comprehensive loss:
  Unrealized holding gains (losses) arising
   during period                                        5,709        (87,957)
                                               --------------  -------------
  Total comprehensive loss                       $(23,147,996)  $(18,067,414)
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

   The 3 million shares issuable in the future are not considered in earnings per share for the three and six month periods ended June 30, 2000 as their effect would currently be anti-dilutive. These securities could potentially dilute earnings per share in the future.

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

   The pro forma consolidated financial information for the six months ended June 30, 1999, determined as if the acquisition had occurred on January 1, 1999, would have resulted in no revenues, a net loss applicable to common shareholders of $24,046,485 and basic and diluted net loss per common share of $1.37. Pro forma information for the period ended March 31, 2000 has not been included as the transaction was consummated on January 7, 2000, which is near the beginning of the period. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and PolaRx been combined during the specified period.

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

(7) RESTATEMENT OF JUNE 30, 2000 FINANCIAL STATEMENTS

   Subsequent to quarter-end the Company finalized its accounting for its January 7, 2000 acquisition of PolaRx. In conjunction with that process, the Company reclassified the $10.3 million value of 2 million shares of common stock issuable in the transaction from long-term liability and the $5.2 million value of 1 million shares of common stock issuable in the transaction to "Common shares issuable in PolaRx transaction." In conjunction with that process it also determined that the average stock price used to value the common stock issued and to be issued in the transaction should have been $6.91 and $5.87, respectively, rather than $6.08 and $5.17, respectively. The effect of this revision was to increase the aggregate purchase price by approximately $3.8 million (specifically, goodwill by $3.8 million, common stock by $1.7 million, and common shares issuable in PolaRx transaction by $2.1 million) and goodwill amortization (and, accordingly, the net losses) for the three and six month periods ended June 30, 2000 by $188,500 and $377,000, respectively. The net loss per share for the periods increase by $.01 per share. The accompanying
June 30, 2000 financial statements have been restated to reflect these changes.

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

   Amortization of goodwill and other purchased intangibles. In January, 2000, we acquired PolaRx Biopharmaceuticals, Inc. and used the purchase method of accounting for the acquisition. We recorded acquired intangible assets for marketing, patents and excess of purchase price over assets acquired aggregating $36.1 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the three months ended June 30, 2000 was approximately $2.4 million.

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

   Amortization of goodwill and other purchased intangibles. We amortized approximately $4.7 million of goodwill and other purchased intangibles for the six months ended June 30, 2000 in connection with the acquisition of PolaRx.

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

   Preferred stock dividend. We accrued approximately $253,000 for a preferred stock dividend for the six months ended June 30, 2000, in connection with preferred stock issued in November, 1999.

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