Form 10-Q
period 2000-09-30
CELL THERAPEUTICS INC
filed 2000-11-14
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2000

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

                                Yes   X     No
                                    -----      _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           CLASS                        OUTSTANDING AT SEPTEMBER 30, 2000
           -----                        ---------------------------------

  Common Stock, no par value (including asso-
   ciated Preferred Stock Purchase Rights)....             28,989,251

     This report on Form 10-Q, including all exhibits, contains 17 pages.
                   The exhibit index is located on page 16.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I  FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheets -- September 30, 2000 (unaudited) and
        December 31, 1999...................................................      3
        Consolidated Statements of Operations (unaudited) -- Three and
        nine months ended September 30, 2000 and 1999.......................      4
        Consolidated Statements of Cash Flows (unaudited) -- Nine months
        ended September 30, 2000 and 1999...................................      5
        Notes to Consolidated Financial Statements..........................      6
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................      9
PART II OTHER INFORMATION
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................     13
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K....................................     14
        SIGNATURES..........................................................     15
        EXHIBIT INDEX.......................................................     16

                            Cell Therapeutics, Inc.

                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                             September 30,     December 31,
                                                                                 2000              1999
                                                                            ----------------  ----------------
                                                                              (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                               $ 135,601,320     $   5,674,386
      Securities available-for-sale                                              27,054,594        18,205,630
      Interest receivable                                                           434,135           367,636
      Prepaid expenses and other current assets                                     921,240           748,506
                                                                            ----------------  ----------------
Total current assets                                                            164,011,289        24,996,158

Property and equipment                                                           16,797,543        16,550,053
Accumulated depreciation                                                        (12,819,438)      (11,514,370)
                                                                            ----------------  ----------------
Property and equipment, net                                                       3,978,105         5,035,683

Acquisition related intangible assets, net                                       29,179,187                 -
Other assets and deferred charges                                                   853,159           816,050
                                                                            ----------------  ----------------
Total assets                                                                  $ 198,021,740     $  30,847,891
                                                                            ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                        $     371,510     $   1,224,994
      Accrued expenses                                                            6,726,843         4,940,626
      Notes payable                                                                 495,000                 -
      Current portion of long-term obligations                                    1,325,665         1,125,211
                                                                            ----------------  ----------------
Total current liabilities                                                         8,919,018         7,290,831

Long-term obligations, less current portion                                       1,551,828         2,653,111
Commitments
Shareholders' equity:
      Preferred Stock, no par value:
           Series A and B, 161,118.645 shares designated,
               none issued or outstanding                                                 -                 -
           Series D, designated, issued and outstanding shares - 2,425 and 10,000 at September 30, 2000 and December 31, 1999,
               respectively, liquidation preference - $2,425,000                  1,510,280         6,227,960
      Common Stock, no par value:
           Authorized shares--100,000,000
           Issued and outstanding shares - 28,989,251 and 15,595,536
               at September 30, 2000 and December 31, 1999, respectively        363,923,329       173,391,407
      Common shares issuable in PolaRx transaction                               17,620,500                 -
      Notes receivable from officers                                               (255,000)         (330,000)
      Accumulated deficit                                                      (195,230,842)     (158,350,182)
      Accumulated other comprehensive loss                                          (17,373)          (35,236)
                                                                            ----------------  ----------------
Total shareholders' equity                                                      187,550,894        20,903,949
                                                                            ----------------  ----------------
Total liabilities and shareholders' equity                                    $ 198,021,740     $  30,847,891
                                                                            ================  ================

                           See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                     ---------------------------------  ---------------------------------
                                                          2000              1999             2000             1999
                                                     ----------------  ---------------  ---------------  ----------------
Operating expenses:
      Research and development                         $   6,186,301     $  7,948,743    $  18,300,711     $  21,617,730
      General and administrative                           5,036,516        2,236,208       11,205,400         7,340,158
      Sales and marketing                                  1,068,712                -        1,814,813                 -
      Amortization of purchased intangibles                2,326,135                -        7,043,385                 -
                                                     ----------------  ---------------  ---------------  ----------------
                                                          14,617,664       10,184,951       38,364,309        28,957,888
                                                     ----------------  ---------------  ---------------  ----------------
Loss from operations:                                    (14,617,664)     (10,184,951)     (38,364,309)      (28,957,888)
Other income (expense):
      Investment income                                      718,744          343,676        1,933,548         1,402,517
      Interest expense                                       (80,814)        (125,183)        (449,900)         (390,544)
                                                     ----------------  ---------------  ---------------  ----------------
Net loss                                                 (13,979,734)      (9,966,458)     (36,880,661)      (27,945,915)
                                                     ----------------  ---------------  ---------------  ----------------

Preferred stock dividend                                    (127,778)              -          (380,556)               -
                                                     ----------------  ---------------  ---------------  ----------------

Net loss applicable to common shareholders             $ (14,107,512)    $ (9,966,458)   $ (37,261,217)    $ (27,945,915)
                                                     ================  ===============  ===============  ================

Basic and diluted net loss per common share            $       (0.55)    $      (0.64)   $       (1.61)    $       (1.80)
                                                     ================  ===============  ===============  ================

Shares used in calculation of basic and
      diluted net loss per common share                   25,443,484       15,567,959       23,119,327        15,545,805
                                                     ================  ===============  ===============  ================

                            see accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                    -------------------------------------
                                                                                            2000             1999
                                                                                            ----             ----
Operating Activities
Net loss applicable to common shareholders                                             $ (37,261,217)    $ (27,945,915)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
     Preferred stock dividend                                                                380,556                 -
     Depreciation and amortization                                                         8,348,453         1,461,269
     Noncash rent benefit                                                                    (86,184)         (100,618)
     Noncash compensation expense                                                          4,510,158           349,515
     Investment premium/discount amortization (accretion)                                   (133,790)          326,269
     Loss on sale of investment securities                                                     1,431             4,387
     Changes in operating assets and liabilities, net of businesses acquired:
        Interest receivable                                                                  (66,499)          327,297
        Collaboration agreement receivables                                                        -         3,254,491
        Prepaid expenses and other current assets                                            (71,075)          370,736
        Other assets and deferred charges                                                    118,095              (139)
        Accounts payable                                                                    (853,484)         (809,360)
        Accrued expenses                                                                    (172,739)         (828,358)
                                                                                       -------------     -------------
Total adjustments                                                                         11,974,922         4,355,489
                                                                                       -------------     -------------
Net cash used in operating activities                                                    (25,286,295)      (23,590,426)
                                                                                       -------------     -------------

Investing activities

 Purchases of securities available-for-sale                                              (32,528,577)      (18,154,892)
 Proceeds from sales of securities available-for-sale                                      1,514,837        10,613,646
 Proceeds from maturities of securities available-for-sale                                22,315,000        32,090,000
 Purchases of property and equipment                                                        (247,490)         (330,498)
 PolaRx acquisition, net of cash acquired                                                   (781,438)               -
                                                                                       -------------     -------------
Net cash provided by (used in) investing activities                                       (9,727,668)      24,218,256
                                                                                       -------------     -------------

Financing activities

Sale of common stock via public offerings, net of offering costs                         127,990,071                 -
Sale of common stock via private placements, net of offering costs                        37,120,190                 -
Proceeds from common stock options exercised                                               2,409,528                 -
Proceeds from common stock warrants exercised                                                332,115                 -
Proceeds from employee stock purchase plan                                                    81,944            70,526
Repayment of notes payable                                                                (2,178,306)                -
Repayment of long-term obligations                                                          (814,645)         (863,722)
                                                                                       -------------     -------------
Net cash provided by (used in) financing activities                                      164,940,897          (793,196)
                                                                                       -------------     -------------
Net increase (decrease) in cash and cash equivalents                                     129,926,934          (165,366)
Cash and cash equivalents at beginning of period                                           5,674,386         4,362,486
                                                                                       -------------     -------------
Cash and cash equivalents at end of period                                             $ 135,601,320     $   4,197,120
                                                                                       =============     =============

Supplemental disclosure of cash flow information
Conversion of preferred stock into common stock                                        $   4,717,680     $           -
                                                                                       =============     =============
Reclass to current assets of note receivable from former officer                       $      75,000     $           -
                                                                                       =============     =============
Common Stock issued in PolaRx acquisition                                              $  31,440,000     $           -
                                                                                       =============     =============
Equity issued in exchange for services                                                 $   2,176,399     $           -
                                                                                       =============     =============
Cash paid during the period for interest obligations                                   $     449,900     $     390,544
                                                                                       =============     =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial information of Cell Therapeutics, Inc. (the Company) as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1999 included in the Company's Form 10-K/A-2 for the year ended December 31, 1999.

     Research and development expenses consist of costs incurred for proprietary and collaboration research and development. These costs are expensed as incurred.

     The Company concluded during the quarter ended June 30, 2000 that it is no longer in the development stage.

(2) REPORTING COMPREHENSIVE INCOME

     For the three months ended September 30, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                          Three months ended
                                               ---------------------------------------
                                               September 30, 2000   September 30, 1999
                                               -------------------  ------------------
Net loss applicable to common shareholders        $(14,107,512)          $(9,966,458)
  Other comprehensive loss:
  Unrealized holding gains arising
   during period                                        12,154                61,329
                                                  ------------           -----------
  Total comprehensive loss                        $(14,095,358)          $(9,905,129)
                                                  ============           ===========

     For the nine months ended September 30, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                          Nine months ended
                                               -----------------------------------------
                                               September 30, 2000     September 30, 1999
                                               -------------------    ------------------
  Net loss applicable to common shareholders       $(37,261,217)          $(27,945,915)
  Other comprehensive loss:
  Unrealized holding gains (losses) arising
   during period                                         17,863                (26,630)
                                                   ------------           ------------
  Total comprehensive loss                         $(37,243,354)          $(27,972,545)
                                                   ============           ============

3) NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Transactions Involving Stock Compensation." This Interpretation clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues related to stock compensation. The Company adopted the Interpretation effective July 1, 2000. The adoption of this consensus did not have a material impact on the Company's financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognized in Financial Statements," effective for the first quarter of 2000. Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaborative agreements. In May 2000, the SEC delayed the effective date of SAB 101 until the fourth quarter of 2000. A Frequently Asked Questions document on SAB 101 was issued in October 2000 to provide additional implementation guidance. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

(4) ACQUISITION OF POLARX BIOPHARMACEUTICALS, INC.

     On January 7, 2000, the Company acquired PolaRx Biopharmaceuticals, Inc.(PolaRx), a biopharmaceutical company that owns the rights to Trisenox (arsenic trioxide, ATO), an anti-cancer compound for which the Company has submitted a New Drug Application with the FDA. Under the terms of the Agreement and Plan of Merger and Reorganization, dated January 7, 2000, (the Agreement), the Company assumed PolaRx's liabilities and commitments. In addition, PolaRx's shareholders received 2 million shares of the Company's common stock at signing and will earn 3 million additional shares upon the earlier of the approval of a New Drug Application by the FDA of PolaRx's anti-cancer compound ATO, or January 6, 2005. The aggregate consideration of $36.1 million consisted of the 5 million shares of common stock valued at $31.4 million, assumed net liabilities of $3.9 million and transaction costs of approximately $825,000. The 2 million shares issued at closing were valued at $6.91 per share (aggregating approximately $13.8 million), which represented the average closing price of the Company's common stock during the 3 day periods prior to and following the January 7, 2000 transaction date. The 3 million shares to be issued at the earlier of the approval of a New Drug Application by the FDA of PolaRx's anti-cancer compound ATO, or January 6, 2005, were valued at $5.87 per share (aggregating approximately $17.6 million), reflecting a discount of 15% from $6.91 due to the lack of marketability inherent in those shares of stock.

     The value of the 3 million shares yet to be issued is included in Shareholders' Equity as "Common shares issuable in PolaRx transaction." The issuance of 2 million of the 3 million shares to be issued at the earlier of a New Drug Application by the FDA of PolaRx's anti-cancer compound ATO, or January 6, 2005, was originally subject to shareholder approval. Approval was received in September 2000 (see Note 5).

     The Company is required to make contingent payments of up to $9.0 million and future royalties if certain milestones and target net sales specified in the merger agreement are attained. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and be capitalized as additional goodwill and amortized appropriately. The 3 million shares issuable in the future are not considered in earnings per share for the three and nine month periods ended September 30, 2000 as their effect would currently be anti-dilutive. These securities could potentially dilute earnings per share in the future. The acquisition was accounted for as a purchase transaction. The aggregate purchase price of approximately $36.1 million was allocated, based on the fair value on the acquisition date, to the marketing intangible assets ($16.1 million), patented technology ($6.6 million) and goodwill ($13.4 million). The intangible assets are amortized over their estimated useful lives of three to five years. Notes payable aggregating $2,673,306 were assumed in connection with the PolaRx acquisition. The notes carry interest rates of 9% to 15% and become due between March and November 2000. CTI also assumed and paid a fee of $750,000 to a placement agent in connection with the acquisition.

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

     The pro forma consolidated financial information for the nine months ended September 30, 1999, determined as if the acquisition had occurred on January 1, 1999, would have resulted in no revenues, a net loss applicable to common shareholders of $37,013,968 and basic and diluted net loss per common share of $2.11. Pro forma information for the period ended September 30, 2000 has not been included as the transaction was consummated on January 7, 2000, which is near the beginning of the period. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and PolaRx been combined during the specified period.

5) U.S. FOOD AND DRUG ADMINISTRATION'S APPROVAL AND SPECIAL MEETING OF SHAREHOLDERS

     In September 2000, the Company received approval from the U.S. Food and Drug Administration (FDA) for Trisenox to treat patients with a severe form of leukemia whose disease has recurred or who have failed to respond to standard therapy.

     In addition, at a Special Meeting of Shareholders held in September 2000, the Company's shareholders approved the issuance of common stock in connection with the PolaRx Biopharmaceuticals, Inc. acquisition (see Note 4). The 3 million shares issuable to the PolaRx Biopharmaceuticals, Inc. shareholders at September 30, 2000 were issued in October 2000.

6) EQUITY OFFERING

     In September 2000, the Company completed a public offering of 3.6 million shares of its common stock at $38 per share, which generated gross proceeds of $136.8 million.

7) PANGENEX, INC.

     In June 2000, the Company founded PanGenex, Inc. (PanGenex), a majority-owned subsidiary focused on identifying novel drug development targets using the recently completed human genome sequence database. Significant operations had not yet started as of September 30, 2000.

8) CELL THERAPEUTICS (UK) LIMITED

     In June 2000, the Company founded Cell Therapeutics (UK) Limited, a wholly-owned and London-based subsidiary, to provide the necessary legal, regulatory and administrative support for the filing of an ATO Marketing Authorization Application in Europe, and to oversee the business interests of the Company in that region. Significant operations had not yet started as of September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN OUR ANNUAL REPORTS ON FORM 10-K/A-2 FOR THE YEAR ENDED DECEMBER 31, 1999 WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

     We focus on developing, acquiring and commercializing novel treatments for cancer. Our goal is to build a leading, vertically-integrated pharmaceutical company with a diversified portfolio of oncology drugs and drug candidates. Since commencement of operations in 1992, we have been engaged in research and development activities, including conducting preclinical studies and clinical trials. We have not received any revenue from product sales to date. As of September 30, 2000, we had incurred aggregate net losses of approximately $195.2 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

     On January 7, 2000, we acquired Trisenox (arsenic trioxide, ATO) upon our acquisition of PolaRx, a single product company that owned the rights to ATO.
In connection with the acquisition, we issued 2 million shares of our common stock at signing and will issue an additional 3 million shares to PolaRx shareholders upon the earlier of approval of an NDA by the FDA for ATO or January 7, 2005. The acquisition agreement originally required shareholder approval for 2 million of the 3 million additional shares. If our shareholders do not approve the issuance of these additional shares, we will pay the PolaRx shareholders in cash. At a Special Meeting of Shareholders held in September 2000, our shareholders approved the issuance of common stock in connection with the PolaRx acquisition. The 3 million shares issuable to PolaRx shareholders at September 30, 2000 were issued in October 2000. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters, may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For annual sales of ATO in excess of $40 million, PolaRx shareholders will receive a 2% royalty on net sales payable at the then fair market value of our common stock or, in certain circumstances, cash. We assumed $5 million of PolaRx's outstanding liabilities and commitments and expect to incur substantial pre-commercialization expenses associated with the launch of ATO, should we receive NDA approval from the FDA.

     In September 2000, we received approval from the FDA for Trisenox to treat patients with a severe form of leukemia whose disease has recurred or who have failed to respond to standard therapy.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 and 1999.

     Research and development expenses. Research and development expenses decreased $1.7 million, to approximately $6.2 million for the three months ended September 30, 2000, from approximately $7.9 million for the three months ended September 30, 1999. This decrease was due primarily to eliminating LSF-related research and development expenses and focusing research and development efforts on Trisenox, PG-TXL and Apra. In addition, research and development expenses reflect noncash stock-based compensation of approximately $1.0 million for the three months ended September 30, 2000.

     General and administrative expenses. General and administrative expenses increased $2.8 million, to approximately $5.0 million for the three months ended September 30, 2000, from approximately $2.2 million for the three months ended September 30, 1999. This increase reflects noncash expenses of approximately $1.5 million in stock-based compensation to our consultants and operating expenses associated with supporting our research, development and marketing activities of approximately $1.3 million. General and administrative expenses are expected to increase to support our expected increase in research, development and commercialization efforts.

     Sales and marketing. We expensed approximately $1.1 million in our sales and marketing effort for the three months ended September 30, 2000 as we prepared for the launch of Trisenox.

     Amortization of purchased intangibles. In January, 2000, we acquired PolaRx Biopharmaceuticals, Inc. and used the purchase method of accounting for the acquisition. We recorded acquired intangible assets for marketing, patents and excess of purchase price over assets acquired aggregating $36.1 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the three months ended September 30, 2000 was approximately $2.3 million.

     Investment income. Investment income increased $375,000, to approximately $719,000 for the three months ended September 30, 2000 from approximately $344,000 for the three months ended September 30, 1999. This increase was associated primarily with higher average cash balances on hand during the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     Interest expense. Interest expense decreased $44,000, to approximately $81,000 for the three months ended September 30, 2000 from approximately $125,000 for the three months ended September 30, 1999. This decrease was due primarily to the payment of notes payable, upon which interest expense was accruing, in connection with the acquisition of PolaRx.

     Preferred stock dividend. We issued preferred stock in November, 1999. The preferred stock has a 5% dividend, payable annually for four years in cash or in shares of our common stock, commencing September 30, 2000. We accrued approximately $128,000 for the preferred stock dividend for the three months ended September 30, 2000. In October 2000, we issued 6,366 shares of common stock in lieu of cash as a preferred stock dividend.

Nine months ended September 30, 2000 and 1999.

     Research and development expenses. Research and development expenses decreased $3.3 million, to approximately $18.3 million for the nine months ended September 30, 2000, from approximately $21.6 million for the nine months ended September 30, 1999. This decrease was due primarily to eliminating LSF-related research and development expenses ($5.2 million) and focusing research and development efforts on Trisenox, PG-TXL and Apra ($1.9 million). In addition, the research and development expenses reflect noncash stock-based compensation of approximately $1.3 million for the nine months ended September 30, 2000.

     General and administrative expenses. General and administrative expenses increased $3.9 million, to approximately $11.2 million for the nine months ended September 30, 2000, from approximately $7.3 million for the nine months ended September 30, 1999. This increase reflects noncash expenses of approximately $3.1 million in stock-based compensation to our consultants and operating expenses associated with supporting our research, development and marketing activities of approximately $800,000. General and administrative expenses are expected to increase to support our expected increase in research, development and commercialization efforts.

     Sales and marketing. We expensed approximately $1.8 million in our sales and marketing effort for the nine months ended September 30, 2000 as we prepared for the launch of Trisenox.

     Amortization of purchased intangibles. We amortized approximately $7.0 million of goodwill and other purchased intangibles for the nine months ended September 30, 2000 in connection with the acquisition of PolaRx.

     Investment income. Investment income increased $500,000, to approximately $1.9 million for the nine months ended September 30, 2000 from approximately $1.4 million for the nine months ended September 30, 1999. This increase was associated primarily with higher average cash balances on hand during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Interest expense. Interest expense increased $59,000, to approximately $450,000 for the nine months ended September 30, 2000 from approximately $391,000 for the nine months ended September 30, 1999. This increase was due primarily to higher average balances of outstanding long-term obligations resulting from the assumption of approximately $2.7 million in notes payable associated with the acquisition of PolaRx.

     Preferred stock dividend. We accrued approximately $381,000 for a preferred stock dividend for the nine months ended September 30, 2000, in connection with preferred stock issued in November, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through the sale of equity securities and our collaboration with Johnson & Johnson. As of September 30, 2000, we had raised aggregate net proceeds of approximately $340.1 million through the sale of equity securities, including $128.0 million in net proceeds from a public offering of common stock completed in September, 2000, and $37.1 million in net proceeds from a private placement of common stock completed in February, 2000. We have received approximately $40.8 million from Johnson & Johnson including $10 million from the sale of equity securities. In addition, we financed the purchase of $16.2 million of property and equipment through financing agreements and capital lease obligations of which approximately $2.6 million remained outstanding as of September 30, 2000. At September 30, 2000, we had $162.7 million in cash, cash equivalents, and securities available-for-sale.

     We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures. We expect that our existing capital resources will enable us to maintain our current and planned operations through at least 2002. Our future capital requirements will depend on many factors, including:

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

INCOME TAXES

     As of September 30, 2000, we had available for Federal income tax purposes net operating loss carryforwards of approximately $188.4 million and research and development credit carryforwards of approximately $6.3 million. These carryforwards begin to expire in 2007. Our ability to utilize these net operating loss and research and development credit carryforwards is subject to annual limitations of $5.6 million for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

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

PART II OTHER INFORMATION

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 7, 2000, the Company held its 2000 Annual Meeting of Shareholders (the "Annual Meeting"). Each share of Common Stock was entitled to one vote per share. Each share of Preferred Stock was convertible into 462.43 shares of Common Stock, and was therefore entitled to 462.43 votes per share.

     At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

-----------------------------------------------------------------------------------------------------------------------------
DIRECTOR NOMINATED                                        TERM EXPIRES            VOTES FOR                  WITHHELD
-----------------------------------------------------------------------------------------------------------------------------
James A. Bianco, M.D.                                        2003                17,529,482                   148,066
-----------------------------------------------------------------------------------------------------------------------------
Jack W. Singer, M.D.                                         2003                17,516,771                   160,777
-----------------------------------------------------------------------------------------------------------------------------
Mary O. Mundinger, DrPH                                      2003                17,529,663                   147,885
-----------------------------------------------------------------------------------------------------------------------------

     Other directors whose terms of office continued after the meeting are as follows: Phillip M. Nudelman, Ph.D., Jack L. Bowman, Jeremy Curnock Cook, Max E. Link, Ph.D., and Wilfred E. Jaeger, M.D. Jeremy Curnock Cook resigned from the Board effective June 30, 2000.

     The Company's shareholders approved the amendment to the Company's 1994 Equity Incentive Plan. With respect to this proposal, there were 14,533,608 votes cast for the proposal, 3,055,820 votes cast against the proposal, and 88,120 abstentions.

     The Company's shareholders also ratified the selection of Ernst & Young LLP as the independent auditors for the Company for the year ended December 31, 2000. With respect to this proposal, there were 17,627,555 votes cast for the proposal, 36,653 votes cast against the proposal, and 13,340 abstentions.

     The foregoing matters are described in detail in the Company's proxy statement dated June 7, 2000 for the Annual Meeting. No other matters were voted on at the Annual Meeting.

     On September 29, 2000, the Company held a Special Meeting of Shareholders (the "Special Meeting"). Each share of Common Stock was entitled to one vote per share. Each share of Preferred Stock was convertible into 462.43 shares of Common Stock, and was therefore entitled to 462.43 votes per share.

     The Company's shareholders approved the issuance of Common Stock in connection with the PolaRx Biopharmaceuticals, Inc. acquisition. With respect to this proposal, there were 17,974,899 votes cast for the proposal, 176,279 votes cast against the proposal, and 13,163 abstentions.

     The foregoing matters are described in detail in the Company's proxy statement dated September 11, 2000 for the Special Meeting. No other matters were voted on at the Special Meeting.

Item 6   Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.1  Financial Data Schedule


     (b) Reports on Form 8-K

         (1) On September 11, 2000, the Company filed an amended current report on Form 8-K/A-2 which supplements the report on Form 8-K that was filed on January 25, 2000 to report its acquisition of PolaRx Biopharmaceuticals, Inc.

         (2) On September 22, 2000, the Company filed a current report on Form 8-K reporting that on September 20, 2000, the Company entered into an Underwriting Agreement with CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray (the "Underwriters") with respect to an underwritten offering of 3,130,435 shares of its Common Stock. The Company granted an over-allotment option to the Underwriters to purchase a maximum of 469,565 additional shares of its Common Stock. The Company registered a total of 3,600,000 shares of its Common Stock under a Registration Statement on Form S-3, filed with the Securities and Exchange Commission on July 13, 2000, as amended on Form S-3/A filed on September 15, 2000.

         (3) On September 27, 2000, the Company filed a current report on Form 8-K reporting that on September 26, 2000, the Company received approval from the U.S. Food and Drug Administration for TRISENOX (arsenic trioxide) injection, to treat patients with a severe form of leukemia whose disease has recurred or who have failed to respond to standard therapy.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        CELL THERAPEUTICS, INC.
                                             (Registrant)

Dated: November 14, 2000                By: /s/ James A. Bianco, M.D.
                                            -----------------------------------
                                            James A. Bianco, M.D.
                                            President and Chief Executive
                                            Officer

Dated: November 14, 2000                By: /s/ Louis A. Bianco
                                            -----------------------------------
                                            Louis A. Bianco
                                            Executive Vice President,
                                            Finance and Administration
                                            (Principal Financial Officer,
                                            Chief Accounting Officer)

EXHIBIT INDEX


          EXHIBIT NO.         DESCRIPTION
          -----------         -----------

          EXHIBIT 27.1        Financial Data Schedule