Form 10-K
period 2000-12-31
CELL THERAPEUTICS INC
filed 2001-04-02
CIK 891293

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ---------------

                                   FORM 10-K

                               ---------------

                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the Transition Period from  to

                        Commission File Number 0-28386

                            CELL THERAPEUTICS, INC.
            (Exact name of registrant as specified in its charter)

                  Washington                                      91-1533912
       (State or Other Jurisdiction of              (I.R.S. Employer Identification Number)
        Incorporation or Organization)

                      201 Elliott Avenue West, Suite 400
                               Seattle, WA 98119
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (206) 282-7100

    Securities to be registered pursuant to Section 12(b) of the Act: None

       Securities to be registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value
                        Preferred Stock Purchase Rights
                              (Title of classes)

                               ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On February 28, 2001, Cell Therapeutics, Inc. had 33,701,303 outstanding shares of Common Stock. Of those, 8,524,148 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the closing price of such shares on the Nasdaq National Market on February 28, 2001, was approximately $202,981,274. Shares of Common Stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                               ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Items 10, 11, 12 and 13 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Shareholders.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

  This Form 10-K contains, in addition to historical information, forward-looking statements. These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-K, terms such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of those terms or other comparable terms are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Factors Affecting Our Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business" and elsewhere in this Form 10-K.

  Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Item 1. Business

Overview

  We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer.

  We were incorporated in Washington in 1991. Our principal executive offices are located at 201 Elliott Avenue West, Seattle, Washington 98119. Our telephone number is (206) 282-7100. Our website can be found at www.cticseattle.com.

  "CTI," "PG-TXL," "CT-2584" and "TRISENOX" are our trademarks. All other product names, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

Our Products

  We acquired our lead product called arsenic trioxide, or TRISENOX, in January 2000. We submitted a New Drug Application, or NDA, with the FDA for TRISENOX in March 2000 and received FDA approval in September 2000. TRISENOX is initially being marketed for patients with a type of blood cell cancer called Acute Promyelocytic Leukemia, or APL, who have relapsed or failed available therapies. In its pivotal trial in patients with relapsed or refractory APL, 70% of the 40 patients experienced complete remission following treatment with TRISENOX with 78% entering a molecular remission. In addition, initial clinical trials have demonstrated encouraging responses among patients with other types of blood related cancers, including multiple myeloma and myelodysplasia, or MDS, chronic myelogenous leukemia and lymphoma. We have received orphan drug designation for TRISENOX from the FDA for myeloma and MDS. The National Cancer Institute, or NCI, is investigating TRISENOX in treating a variety of cancers including multiple myeloma, lymphoma, cervical cancer, prostate cancer, renal cell cancer, bladder cancer and certain types of leukemia. Seventeen clinical trials for TRISENOX are ongoing in the United States. In addition to these NCI sponsored trials, we have initiated and plan to initiate 10 additional trials for TRISENOX in the United States and Europe. In January 2001 the European Medicinal Evaluation Agency, or EMEA, validated our Marketing Authorization Application, or MAA, for TRISENOX and designated the product as an orphan medicinal product under its recently enacted orphan drug legislation. We expect to receive marketing authorization for TRISENOX in the European Community by the end of this year.

  We are also developing a new way to deliver cancer drugs more selectively to tumor tissue in order to attempt to reduce the toxic side effects and improve the anti-tumor activity of existing chemotherapy agents. Our technology links, or conjugates, chemotherapy drugs to a biodegradable polymer called polyglutamate. We believe this technology works by taking advantage of the characteristics of tumor blood vessels to increase the percentage of the drug administered that actually reaches the tumor, which may increase the potency and reduce the side effects of a given dose compared to giving the drug alone. In addition, the conjugate is inactive while it circulates in the bloodstream, which may lower its toxicity relative to the drug alone.

  Our first application of the polyglutamate technology is PG-TXL, which is paclitaxel linked to polyglutamate. Paclitaxel is the active ingredient in Taxol, the world's best selling cancer drug. In preclinical animal studies, PG- TXL demonstrated fewer side effects and improved tumor killing-activity when compared to Taxol alone. The Cancer Research Campaign, or CRC, is currently sponsoring a U.K. phase I clinical trial of PG-TXL for which we expect to complete enrollment by mid-2001. A phase II trial is currently underway in the U.S. We also expect to initiate development of a novel PG-camptothecin and file a U.S. investigational new drug application, or IND, by the end of this year.

  In addition, we are developing CT-2584, an anti-cancer compound that regulates how cancer cells metabolize certain lipids. Because of its mechanism for killing cancer cells, we believe that CT-2584 may not have the side effects of conventional cancer drugs, may be effective in treating patients whose cancers have become resistant to standard anti-cancer agents and may enhance the cancer fighting capabilities of conventional chemotherapy drugs. In November 1999, we announced encouraging clinical results in the first 24 evaluable patients in a phase II efficacy trial of CT-2584 in patients with soft tissue sarcomas who had failed available therapies. As a result, we expanded the trial protocol from 40 patients to 80 patients and completed enrollment for this trial in December 2000. Treatment of sarcoma with CT-2584 has received orphan drug designation from the FDA. We have also completed enrollment in a phase II trial of CT-2584 in patients with prostate cancer who have failed hormonal and conventional chemotherapy. We are currently studying CT-2584 when used in combination with cisplatin, a commonly used and marketed anti-cancer agent. Preclinical animal studies have suggested that CT-2584 may make tumors more sensitive to the killing effects of cisplatin without increasing the side effects.

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

Strategy

  Our goal is to become a leading cancer drug company. The following are the key elements of our business strategy:

  . We initially develop our cancer drug candidates to treat life threatening types or stages of cancer for which current treatments are inadequate and that qualify for fast-track designation from the FDA. If approved, we will seek to expand the market potential of our products by seeking approval for other indications in larger cancer patient populations.

  . We plan to devote a substantial portion of our efforts to further develop and commercialize TRISENOX for additional indications, if approved by the FDA.

  . We have developed our own sales and marketing capabilities in North
    America and plan to establish collaborations to commercialize our products outside North America.

  . We are applying our patented polymer drug delivery technology to develop a portfolio of improved versions of currently marketed anti-cancer drugs to improve their ease of administration, side effect profile and effectiveness.

  . We plan to continue to in-license or acquire complementary products or technologies, or companies.

Products in Development

  The following table summarizes the potential therapeutic indications for, and current development status of, our products in development. Trials designated with an asterisk are being conducted under a Cooperative Research and Development Agreement with the NCI.

- ------------------------------------------------------------------------------------------------------------------------------------
      Drug
    Candidate                Indication/Intended Use                  Status
- -----------------------------------------------------------------------------------------------------------------------------------
  TRISENOX      Hematologic
  (arsenic      Randomized consolidation therapy for untreated      Phase III*
  trioxide)      acute promyelocytic leukemia (APL)
                Refractory leukemia and lymphoma in pediatric       Phase I*
                 patients
                Combination with ATRA for first line treatment of   Phase IV
                 APL
                Second relapse multiple myeloma following high      Phase II
                 dose chemotherapy
                Relapsed/refractory multiple myeloma with           Phase II
                 dexamethasone
                Relapsed/refractory multiple myeloma with           Phase I/II*
                 ascorbic acid
                Low risk myelodysplasia                             Phase II
                High risk myelodysplasia                            Phase II
                Relapsed/refractory intermediate- and high-grade    Phase II*
                 non-Hodgkin's lymphoma
                Relapsed/refractory Hodgkin's disease               Phase II*
                Relapsed/refractory acute lymphoblastic leukemia    Phase II*
                 (ALL)
                Relapsed/refractory acute myeloid leukemia (AML)    Phase II*
                Fludarabine-refractory or relapsed chronic          Phase II*
                 lymphocytic leukemia (CLL)
                Relapsed/refractory chronic myelogenous leukemia    Phase II*
                 (CML)
                Interferon-a refractory or intolerant chronic       Phase II*
                 phase CML
                Relapsed/refractory Philadelphia chromosome         Phase II*
                 positive ALL and previously untreated CML with
                 blast crisis
                Relapsed/refractory indolent lymphoproliferative    Phase II*
                 disorders
                Refractory anemia (RA), RA with ringed              Phase II*
                 sideroblasts (RARS), low- and intermediate-risk
                 myelodysplasia
                Solid Tumors
                Urothelial (bladder) cancer                         Phase II*
                Advanced hormone-refractory prostate cancer         Phase II*
                Advanced cervical carcinoma                         Phase II*
                Advanced renal cell carcinoma                       Phase II*
- -----------------------------------------------------------------------------------------------------------------------------------
  PG-TXL        Advanced solid tumors not previously treated with   Phase I
                 taxanes
  (CT-2103,     Single agent therapy in relapsed ovarian cancer     Phase II
  polyglutamate Advanced solid tumors in combination with           Phase I
                 cisplatin
  paclitaxel)
- -----------------------------------------------------------------------------------------------------------------------------------
  PG-CPT        Advanced colon and other cancers                    Preclinical
  (CT-2106,
  polyglutamate
  camptothecin)
- -----------------------------------------------------------------------------------------------------------------------------------
  CT-2584       Hormone refractory prostate cancer                  Phase II
                Soft tissue sarcoma                                 Phase II
                Advanced solid tumors in combination with           Phase I
                 cisplatin
                Continuous infusion study                           Phase I
- -----------------------------------------------------------------------------------------------------------------------------------

TRISENOX (arsenic trioxide injection)

  We are marketing TRISENOX initially for the treatment of patients with chemotherapy resistant or relapsed APL. We received FDA approval for TRISENOX in September 2000. TRISENOX is a synthetic version of arsenic, a natural element. TRISENOX appears to work by forcing immature cancer cells to self destruct through a process called programmed cell death or apoptosis. Apoptosis is a normal part of a normal cell's life cycle. Because cancer is often associated with a malfunction of the normal process of apoptosis, drugs that can induce apopotosis offer the hope of affecting cancer cells more selectively without the typical toxic side effects of conventional treatments. Direct induction of apoptosis represents a new method of killing tumor cells that is different from that of the majority of conventional cancer drugs. As a result, in addition to its use as single agent therapy, TRISENOX may work well when administered in combination with other cancer therapies to produce more durable cancer response rates.

  We intend to protect TRISENOX, for indications other than APL, by obtaining orphan drug marketing exclusivity in the U.S. and Europe. When granted orphan drug marketing exclusivity, products usually receive seven years of marketing exclusivity in the U.S. and 10 years in the E.U. We have received orphan drug marketing exclusivity for the use of TRISENOX in APL and have received orphan drug designation, for refractory multiple myeloma and myelodysplasia. In January 2001 the European Medicinal Evaluation Agency validated our Marketing Authorization Application for TRISENOX and designated the product as an orphan medicinal product under its recently enacted orphan drug legislation. We expect to receive marketing authorization for TRISENOX in the European Community by the end of this year. We also plan to pursue orphan drug designation for other indications. Seventeen clinical trials for TRISENOX are ongoing in the United States. In addition to these NCI sponsored trials, we have initiated and plan to initiate 10 additional trials for TRISENOX in the United States and Europe. In addition, we have exclusive rights to several patent applications filed by PolaRx Biopharmaceuticals, Inc., Memorial Sloan-Kettering Institute and the Sam Waxman Cancer Foundation which cover methods of treating a variety of cancers and conditions with TRISENOX. If a product that has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug marketing exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

  TRISENOX for Acute Promyleocytic Leukemia. APL is a malignant disorder of the white blood cells which typically occurs in patients over the age of 30. Approximately 1,500 to 2,000 patients are diagnosed with APL each year in the United States. Current treatment for APL includes the use of all-trans retinoic acid, commonly called ATRA, followed by anthracyline based chemotherapy. Without chemotherapy, 90% of patients will relapse within 6 months of ATRA treatment. Combined with chemotherapy, still only about 50% of APL patients will survive three years or longer. The high treatment failure rates may be explained by the fact that combination treatment results in eradication of the mutant APL gene in the bone marrow in only 20% to 30% of patients. For patients who relapse following ATRA and chemotherapy, survival rates are low, with median survival being limited to just four to five months and only approximately 20% of patients surviving one year. Moreover, these patients are exposed to, and some actually die from, the toxic effects of high cumulative doses of anthracycline chemotherapy. The initial pilot trial results and accompanying editorial for TRISENOX for APL were published in the November 5, 1998 issue of The New England Journal of Medicine. The results of this study were confirmed by a second pivotal trial. The combined results of these two studies were presented at the 2000 Annual Meeting of the American Society of Hematology, or ASH. As reported at ASH, 85% of patients with resistant APL achieved a complete remission with TRISENOX.

  As reported in our package insert for TRISENOX in the pivotal trial, 40 patients with relapsed APL following chemotherapy and/or bone marrow transplants were treated with intravenous TRISENOX over a one to two hour daily infusion until remission was achieved. Patients required on average 40 days of treatment and, following a month off treatment, received an additional 25 days of consolidation therapy. Of the 40 patients treated, 70% achieved a protocol defined complete response, with 78% of the patients demonstrating molecular eradication of the malignant APL gene using a sensitive molecular bone marrow test. Although the median survival has not yet been reached, median survival already exceeds 18 months. Side effects of TRISENOX noted in that study by the investigators were manageable, for the most part, as outpatients once they were asymptomatic from their leukemia. The most common side effects included fever, weight gain, fatigue, skin rash, numbness in the hands and an asymptomatic change in electrocardiogram, or EKG.

  TRISENOX for Multiple Myeloma. Multiple myeloma is a malignant disease of the bone marrow that is invariably fatal. It is the second most common blood cell malignancy, affecting approximately 50,000 people in the United States with over 14,000 new cases reported annually. The disease is initially treated with oral chemotherapy drugs. Once the disease can no longer be controlled with oral drugs, treatments include high dose corticosteroids, high dose chemotherapy, high dose chemotherapy and stem cell transplants and recently, thalidomide. Fewer than 50% of patients experience a response to these treatment options.

  Preclinical studies have suggested that TRISENOX may be able to kill multiple myeloma cells taken from chemotherapy resistant patients and that the killing can be enhanced when combined with vitamin C (ascorbic acid) or with corticosteroids. Preliminary clinical studies reported at ASH in December 2000 using TRISENOX in multiple myeloma refractory to both stem cell transplant and to thalidomide have suggested encouraging objective responses. The NCI is conducting a phase I/II trial of TRISENOX in combination with ascorbic acid for treating relapsed and refractory myeloma. In addition, we are sponsoring several multi-center trials with TRISENOX used either in combination with corticosteroids or as single agent therapy for first relapse and more advanced stages of multiple myeloma to determine if TRISENOX may be of benefit in treating this disease. TRISENOX has received orphan drug designation by the FDA for this indication.

  TRISENOX for Advanced Hematologic Malignancies. Hematologic malignancies are cancers of the blood system, and include leukemias and lymphomas. In 1998, more than 80,000 people had acute and chronic leukemia and approximately 31,000 new cases are diagnosed annually in the U.S. Non-Hodgkin's lymphoma affects almost 180,000 people in the U.S., with approximately 55,000 new cases reported in the U.S. in 1999. For patients who relapse, fewer than 25% survive five years, with the majority dying within 14 months of relapse. Preliminary clinical trials with TRISENOX have suggested encouraging activity in advanced leukemias and blood related cancers other than APL and myeloma, including chronic myelogenous leukemia, or CML, acute myeloid leukemia, or AML and myelodysplasia. Promising preliminary results have also been suggested with respect to advanced lymphomas including non-Hodgkin's lymphoma. The NCI is conducting six phase II or phase III clinical trials investigating the utility of TRISENOX in treating advanced leukemia and lymphoma. If these trials are successful and provide sufficient data, we intend to use data from these trials, where appropriate, to support additional uses and indications for TRISENOX.

  TRISENOX for Solid Tumors. Solid tumors include malignancies that develop in various tissues throughout the body, as opposed to hematologic cancers described above. Genitourinary cancers, such as cervical, renal cell, bladder and prostate cancer, affect approximately 850,000 patients in the United States, with over 300,000 new cases diagnosed annually. Preclinical tests and preliminary clinical trials have suggested that TRISENOX may have significant anti-tumor activity among patients with cervical, renal cell, bladder and prostate cancer. The NCI is currently conducting four phase II trials in these cancers to further evaluate these preliminary observations. If these trials are successful and provide sufficient data, if we receive FDA approval, we intend to use the information from these trials and new trials in other solid tumors to extend the indications of TRISENOX.

Polyglutamate Drug Delivery Technology

  We are also developing a new way to deliver cancer drugs more selectively to tumor tissue with the goal of reducing the toxic side effects and improving the anti-tumor activity of existing chemotherapy agents. Our technology links cancer drugs to proprietary polyglutamate polymers. Polyglutamate, which we call PG, is a biodegradable polymer made of glutamic acid, a naturally occurring amino acid. To build these polymers, we repetitively link together glutamic acid molecules to an optimized size. The polymer technology takes advantage of a well described difference between tumor blood vessels and blood vessels in normal tissues. Unlike blood vessels found in normal tissues, tumor blood vessels contain openings or pores. Because of these pores, tumors are more permeable or porous to molecules, such as our PG polymers, that are within a specific size range. As the polymer, carrying its tumor killing drug, circulates in the bloodstream and passes through the tumor blood vessels, it becomes trapped in the tumor tissue allowing a significantly greater percentage of the anticancer drug to accumulate preferentially in tumor tissue as compared to normal tissue. The toxicity of the chemotherapy drug may be further reduced because the drug is inactive as long as it is bound to the polymer. Once the polymer backbone is digested by the tumor and enters the tumor cell, the polymer linked chemotherapy is digested, freeing the cancer killing drug directly within the cancer cell.

  Based on preclinical animal studies and preliminary phase I clinical trial data, we believe that our polyglutamate-chemotherapy drug conjugates may be able to achieve a number of benefits over existing chemotherapy drugs:

  . more drug reaches the tumor

  . increased efficacy using the same amount of drug

  . ability to use higher doses of the active drug

  . less toxicity at the same or higher doses of drug

  . broader applicability due to differentiated tumor uptake mechanism

  . potential to overcome resistance to the underlying chemotherapy drug

  In addition, we believe that linking our polymers to existing drugs will yield patentable subject matter and that our polymer-drug conjugates will not infringe any third party patents covering the underlying drug. However, there can be no assurance that we will receive a patent for our polymer conjugates or that we will not be challenged by the holder of a patent covering the underlying drug.

  We licensed the worldwide exclusive rights to PG and related polymers and their applications from PG-TXL Company in 1998. The technology was originally developed at the M.D. Anderson Cancer Center. The initial patent, which issued in November 1999, covers the ability to use PG coupled with commonly used cancer drugs such as paclitaxel, docetaxel, etopside, teniposide, camptothecin or epothilone. These drug classes represented over 40% of U.S. chemotherapy sales in 1998. In relation to such PG-coupled drugs, the patented technology also covers formulations with paclitaxel that include human serum albumin.

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

  PG-TXL (polyglutamate paclitaxel). PG-TXL is PG linked to paclitaxel, the active ingredient in Taxol, the world's best selling cancer drug. Taxol is difficult to administer because it must be mixed in castor oil and ethanol, which is toxic when given intravenously, and requires a lengthy three hour intravenous infusion. PG-TXL is 80,000 times more water soluble than paclitaxel, allowing it to be administered in just two tablespoons of water in minutes. Also, because PG-TXL is water soluble, its administration should not require premedication with steroids and antihistamines to prevent severe reactions. PG-TXL may also allow for delivery of higher doses that can be achieved with the currently marketed version of paclitaxel.

  It is estimated that more than 2 million people have breast, ovarian, lung and colon cancer, with more than 480,000 new cases diagnosed each year in the United States. Despite the difficulties associated with administration and serious dose limiting toxicities, 1999 U.S. sales of Taxol and Taxotere grew to $1.2 billion, with worldwide sales approaching $2.0 billion. The majority of taxane usage has been in breast, ovarian and lung cancer indications. Most recently, Taxol received approval as a first line treatment in node positive breast cancer, which is expected to add up to an additional 75,000 eligible patients annually in the U.S.

  We have performed multiple preclinical animal studies using PG-TXL and comparing PG-TXL to paclitaxel alone. These preliminary results suggested better efficacy and lower toxicity for PG-TXL, and an ability for PG-TXL to treat tumors resistant to Taxol. Specifically:

  . in preliminary animal testing, when administered at equivalent doses of paclitaxel, treatment with PG-TXL in some instances cured established breast cancer tumors whereas treatment with paclitaxel only slowed tumor growth by several days.

  . when examined for the ability of PG-TXL to accumulate in tumor tissue, administration of PG-TXL to tumor bearing animals resulted in, on average, 600% more paclitaxel reaching the tumor than an equivalent dose of paclitaxel alone. At the end of seven days, there was generally still as much paclitaxel in the tumor being released from the polymer than the maximum amount that was achieved on day one with free paclitaxel.

  . PG-TXL enhanced anti-tumor activity in tumors that are resistant to the killing effects of paclitaxel, suggesting the polymer may expand the potential utility of paclitaxel to a wider population of cancer types than the currently available form of the drug can achieve.

  The CRC is currently sponsoring and completing a U.K. phase Ia clinical trial of PG-TXL and will initiate a phase Ib trial later this year. We have initiated a phase II trial in the U.S. Our registration strategy for PG-TXL is to examine its potential safety and efficacy as single agent therapy in solid tumors that either have become unresponsive to Taxol or Taxotere or for which Taxol and Taxotere are not indicated. We also intend to investigate the safety and efficacy of PG-TXL when used in combination with drugs commonly used in first line treatment regimens in combination with Taxol or Taxotere, such as cisplatin or carboplatin.

  The phase Ia trial is testing PG-TXL in patients with cancers who have failed other chemotherapies but who have not previously been treated with taxanes such as Taxol or Taxotere. We have enrolled 11 patients to date and expect to enroll up to 18 patients to determine the maximum tolerated dose of PG-TXL when administered by a 30 minute infusion every three weeks. We chose to initiate human trials in the U.K. because of the CRC's experience with polymer cancer drug conjugates and because of the ability to perform trials in patients who have not received taxol. Premedication has not been administered with PG-TXL in these trials and we believe it will not be required in the ongoing phase II trial even at doses in excess of 175 mg/m2, the current approved Taxol dose. Preliminary phase Ia data presented by the investigator demonstrate that PG-TXL may have a lower toxicity profile than equivalent doses of Taxol while demonstrating evidence of anti-tumor activity. Some of these anti-tumor activity has been reported among cancer types that are known not to be sensitive to taxanes, supporting the preclinical evidence that PG-TXL may have applications across a broader variety of types of cancer.

  Based on the encouraging preliminary pharmacology, toxicology and anti-tumor activity data generated in our ongoing phase Ia trial, and following discussions with a number of opinion leaders and cooperative groups we have decided to initiate a more aggressive phase II development program for PG-TXL in 2001. We have initiated phase I and II trials in the United States and plan on initiating several additional phase II trials later this year. Ongoing and planned studies included first line treatment of ovarian cancer and non small cell lung cancer with PG-TXL when used in combination with a standard dose of carboplatin. In addition we are planning a first line treatment trial for NSC lung cancer with PG-TXL as a single agent among patients who are 70 years of age and older. We are examining the effectiveness and safety of PG-XTL when administered with another common cancer drug cisplatin, in a variety of cancer types including lung, ovarian, and head and neck cancers. Additional single agent PG-TXL studies in relapsed ovarian cancer or in relapsed colorectal cancer are ongoing and planned respectively. All of these studies will utilize PG-TXL at doses in excess of the approved dose for Taxol and be administered to patients over a 10 minute infusion time.

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

  Linking camptothecin to PG renders it water soluble, and animal studies suggest that it permits up to 400% more drug to be administered without an increase in toxicity. PG-CPT suggested significantly enhanced anti-tumor activity in animal models of lung, colon and breast cancer, with up to 500% improvement over the free drug. We have optimized a camptothecin for selection as a clinical development candidate and plan to file an IND by late 2001.

CT-2584

  CT-2584 belongs to a new class of cancer drugs, called phospholipid regulators, developed by our scientists. Tumors that are or become resistant to standard anti-cancer drugs may not be resistant to CT-2584. Preclinical studies have suggested that CT-2584, when used in combination with conventional agents such as the widely used cancer drug cisplatin, may sensitize tumors to the killing effects of cisplatin, thereby possibly making the combination treatment more effective than either agent used alone.

  We have completed enrollment in an 80 patient phase II trial of CT-2584 in patients with drug resistant soft tissue sarcoma. The FDA has granted orphan drug designation for CT-2584 in the treatment of adult soft tissue sarcoma, hormone refractory prostate cancer, and malignant mesothelioma. Our strategy is to initially pursue fast track designation for diseases like sarcoma and then seek to expand the potential indications of the drug by investigating it in combination with conventional cancer drugs for larger disease indications such as non-small cell lung cancer and prostate cancer.

  CT-2584 for Sarcoma. Sarcomas are malignant tumors of the muscle, cartilage or cells which make up the connective tissues of other organs. Over 12,000 patients have sarcoma in the United States, with 7,000 new cases diagnosed each year. First line chemotherapy treatment for sarcomas consists primarily of anthracycline therapy, which produces responses in approximately 10% to 20% of patients. Patients with sarcoma that do not respond to chemotherapy generally die within 12 months.

  We previously completed two phase I trials in 52 patients with end stage cancers which provide preliminary data on the maximum tolerated dose, safety and potential efficacy of CT-2584 when used alone in the treatment of advanced stage cancers. Among those 52 patients, 17 had advanced stage sarcoma. Six of these 17 (35%) had a response with 5 of 6 (83%) remaining alive a median of 19 months from commencing therapy. Based on these results, we initiated a phase II trial of CT-2584 as second line treatment for sarcoma. In November 1999, investigators reported encouraging data among the first 24 evaluable patients. Based upon the responses that were observed in a particular subtype of sarcoma called gastrointestinal stromal cell sarcoma, or GIST, we announced we were expanding the size of the sarcoma trial from 40 patients to 80 patients. We completed enrollment for this trial at the end of 2000 and expect to review the data by the second half of this year. If CT-2584 demonstrates encouraging anti-tumor activity in this disease, we intend to discuss a potential pivotal trial design with the FDA.

  CT-2584 for Treatment of Other Cancers. We are also investigating whether the combination of CT-2584 with cisplatin, a commonly used cancer drug for solid tumors, can result in better tumor response rates than with cisplatin alone. We have initiated a phase I trial of CT-2584 in combination with cisplatin for lung cancer and other advanced cancers. Our strategy is to expand the use of CT-2584 over time to larger cancer markets such as lung cancer and prostate cancer where CT-2584 may improve efficacy when combined with conventional cancer drugs.

Collaboration and Licensing Arrangements

  BioChem Pharma. We have a collaboration and supply agreement with BioChem Pharma for the development and commercialization of CT-2584 in Canada. Under this collaboration agreement, BioChem Pharma will be responsible for obtaining regulatory approval for CT-2584 in Canada. Although BioChem Pharma will have no obligation to conduct any research and development activities, it will have the right to have us perform clinical trials in Canada at BioChem Pharma's expense. BioChem Pharma will have the exclusive right to commercialize CT-2584 in Canada, subject to the payment of royalties to us. We will also receive payments under the collaboration agreement if certain milestones are achieved. The aggregate amount of milestone payments we may receive per the BioChem Pharma agreement is $1.5 million. These payments are payable upon future milestones, such as trial commencements, filings and sales achievements. BioChem Pharma may terminate this agreement with respect to any product at any time for any reason upon 30 days' notice.

  PG-TXL Company, L.P. On June 30, 1998, we entered into an agreement with PG-TXL Company, L.P. granting us an exclusive worldwide license for the rights to PG-TXL and to all potential uses of PG-TXL Company's polymer technology. Under the terms of the agreement, we acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments upon the attainment of significant development milestones, as defined in the agreement. The aggregate amount of milestone payments we may be required to pay pursuant to the PG-TXL agreement is $20.5 million. These are payable upon future milestones, such as agreement executions, trial commencements and completions, filings and regulatory approvals. We are obligated to meet certain development requirements by June 30, 2002 to maintain these exclusive license rights.

Patents and Proprietary Rights

  We dedicate significant resources to protecting our intellectual property. Through our acquisition of PolaRx, we obtained rights to four pending patent applications that, in the aggregate, cover dosage formulations, methods of administration and methods of use for various forms of arsenic trioxide and related compounds. We have exclusive rights to two issued patents and 21 U.S. and foreign pending patent applications relating to our polymer drug delivery technology. Fifteen issued U.S. patents cover the chemical entity, pharmaceutical compositions and methods of use of CT-2584 and related compounds. We intend to file additional patent applications when appropriate, with respect to improvements in our core technology and to specific products and processes that we develop. Patents may not issue from any present or future applications or, if patents do issue, such patents may not be issued on a timely basis or claims allowed on issued patents may not be sufficient to protect our technology. In addition, the patents issued to us may be challenged, invalidated or circumvented or the rights granted thereunder may not provide proprietary protection or commercial advantage to us. With respect to such issued U.S. patents or any patents that may issue in the future, they may not effectively protect the technology involved, foreclose the development of competitive products by others or otherwise be commercially valuable.

  We have sought and intend to aggressively seek patent protection in the United States, Europe and Japan to protect any products that we may develop. We also intend to seek patent protection or rely upon trade secrets to protect certain of our enabling technologies that will be used in discovering and evaluating new drugs which could become marketable products. However, such steps may not effectively protect the technology involved. To protect any such trade secrets and other proprietary information, we rely on confidentiality and material transfer agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may be breached, we may not have adequate remedies for breach or our trade secrets may not otherwise become known or independently discovered by competitors. We also have members of our Scientific Advisory and Clinical Boards, our consultants and, in most cases, our employees enter into agreements requiring disclosure to us of ideas, developments, discoveries or inventions conceived during employment or consulting and assignment to us of proprietary rights to such matters related to our business and technology.

Manufacturing

  We currently use, and expect to continue to be dependent upon, contract manufacturers to manufacture each of our product candidates. We have established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that our products are manufactured in accordance with cGMPs and other applicable domestic and foreign regulations. These manufacturers may not meet our requirements for quality, quantity or timeliness.

  We will need to develop additional manufacturing resources, and may seek to enter into additional collaborative arrangements with other parties which have established manufacturing capabilities or may elect to have a third party manufacture our products on a contract basis. We have an agreement with a third party vendor to furnish TRISENOX, PG-TXL and CT-2584 drug substances for clinical studies and in the case of TRISENOX, for commercial market demand. We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar standards imposed by foreign regulators Contract manufacturers may violate cGMPs, and the FDA has intensified its oversight of drug manufacturers. The FDA may take action against a contract manufacturer who violates cGMPs. Such actions may include requiring the contract manufacturer to cease its manufacturing activities.

Marketing

  We have developed an experienced sales and marketing infrastructure in North America to commercialize our portfolio of oncology products. The oncology market is highly concentrated. It is comprised primarily of the approximately 85,000 physicians who order the vast majority of cancer therapeutics. We currently are marketing TRISENOX with our direct sales force consisting of 16 field based oncology account managers and medical science liaisons and expect to have a total of 31 field based sales personnel by mid year 2001. We plan to enter into commercialization arrangements to market our products outside of North America.

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

Government Regulation

  The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

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

  . submission to the FDA of a NDA

  . satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Procedures, or cGMP, and

  . FDA review and approval of the NDA.

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

  Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacologic action, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can be no assurance that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

  Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA will issue an approval letter. If the FDA evaluates the NDA submission or manufacturing facilities as not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Even if we submit the requested additional information, the FDA ultimately may decide that the NDA does not satisfy the criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

  Post-Approval Requirements. Once FDA approves a drug product, we are required to comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We use and will continue to use third party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

  Orphan Drug. The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication.

  We have obtained orphan drug market exclusivity for TRISENOX to treat patients with drug resistant or relapsed APL. We have received orphan drug designation for CT-2584 to treat patients with adult soft tissue sarcoma, hormone refractory prostate cancer, and malignant mesothelioma. We have also received orphan drug designation for TRISENOX for the treatment of patients with refractory multiple myeloma and myelodysplasia. However, TRISENOX may not receive an orphan drug marketing exclusivity for any of these indications, and CT-2584 or any of our other drug products may not receive orphan drug exclusivity for any indication. Also, it is possible that our competitors could obtain approval, and attendant orphan drug exclusivity, for products that would preclude us from marketing our products for specified indications for some time.

  Non-United States Regulation. Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices, may not be approved for such product.

Environmental Regulation

  In connection with our research and development activities, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with these laws, regulations and policies in all material respects and have not been required to take any significant action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Employees

  As of March 15, 2001, we employed 147 individuals, including 47 holding doctoral or other advanced degrees. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

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

  The following are members of our Clinical Advisory Board:

  E. Donnall Thomas, M.D., is the Chairman of our Clinical Advisory Board. He is the former Associate Director of Clinical Research and presently a Professor Emeritus at the Fred Hutchinson Cancer Research Center, of which he was a founding member. His research has spanned a wide array of fields from radiation biology to developmental immunology, and from cancer causing genes to gene transfer therapies. For his pioneering work in bone marrow transplant, Dr. Thomas was awarded the Nobel Prize for Medicine in 1990. Among the other honors awarded to Dr. Thomas in recognition of his medical research are the American Cancer Society Award for Distinguished Service in Basic Research and the Kettering Prize of the General Motors Cancer Research Foundation. He is a member of the U.S. Academy of Sciences.

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

Factors Affecting Our Operating Results

  This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-K.

 If we continue to incur net losses, we may not achieve or maintain profitability.

  We were incorporated in 1991 and have incurred a net operating loss every year. As of December 31, 2000, we had an accumulated deficit of approximately $210.3 million. We only recently began to generate product revenue from initial sales of TRISENOX in the quarter ended December 31, 2000. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

 If we do not successfully develop additional products, we may be unable to generate revenue.

  We have only one product, TRISENOX for APL, that has received marketing approval to date. Our leading drug candidates, TRISENOX for other indications, PG-TXL and CT-2584, are currently in clinical trials. These clinical trials of the drug candidates involve the testing of potential therapeutic agents, or effective treatments, in humans in three phases to determine the safety and efficacy of the drug candidates necessary for an approved drug. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. As a result, we are no longer developing lisofylline as a potential product. In addition, data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. The clinical trials of TRISENOX, PG-TXL and CT-2584 or any of our future drug candidates may not be successful.

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

 Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.

  Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. With the exception of TRISENOX for APL, all of our compounds currently are in research or development, and none has been submitted for marketing approval. Our other compounds may not enter human clinical trials on a timely basis, if at all, and we may not develop any product candidates suitable for commercialization. Prior to commercialization, each product candidate will require significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may:

  . be found ineffective or cause harmful side effects during preclinical testing or clinical trials

  . fail to receive necessary regulatory approvals

  . be difficult to manufacture on a large scale

  . be uneconomical to produce

  . fail to achieve market acceptance

  . be precluded from commercialization by proprietary rights of third parties

  Our product development efforts or our collaborative partners' efforts may not be successfully completed and we may not obtain required regulatory approvals. Any products, if introduced, may not be successfully marketed nor achieve customer acceptance.

 Because we based several of our drug candidates on unproven novel technologies, we may never develop them into commercial products.

  We base many of our product candidates upon novel delivery technologies which we are using to discover and develop drugs for the treatment of cancer. This technology has not been proven. Furthermore, preclinical results in animal studies may not predict outcome in human clinical trials. Our product candidates may not be proven safe or effective. If this technology does not work, our drug candidates may not develop into commercial products.

 We may not complete our clinical trials in the time expected which could delay or prevent the commercialization of our products.

  Although for planning purposes we forecast the commencement and completion of clinical trials,the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. Clinical trials involving our product candidates may not commence nor be completed as forecasted. We have limited experience in conducting clinical trials. In certain circumstances we rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. These trials may not commence or be completed as we expect. They may not be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could delay or prevent the commercialization of our products and harm our business.

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

  Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to:

  . obtain patent protection for our products or processes both in the United
    States and other countries

  . protect trade secrets

  . prevent others from infringing on our proprietary rights

  In particular we believe that linking our polymers to existing drugs may yield patentable subject matter. We do not believe that our polymer-drug conjugates will infringe any third party patents covering the underlying drug. However, we may not receive a patent for our polymer conjugates and we may be challenged by the holder of a patent covering the underlying drug.

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

  Patent applications in which we have rights may never issue as patents and the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our orphan drug designations or patent position or to determine the scope and validity of third party proprietary rights, and we may not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

  We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Third parties may independently develop such know-how or otherwise obtain access to our technology. While we require our employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored.

 If any of our license agreements for intellectual property underlying TRISENOX, PG-TXL or any other product are terminated, we may lose our rights to develop or market that product.

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

  We have licensed intellectual property, including patent applications from Memorial Sloan Kettering Cancer Institute, Samuel Waxman Cancer Research Foundation, Beijing Medical University and others, including the intellectual property underlying our most advanced product candidate, TRISENOX. We have also in-licensed the intellectual property relating to our polymer drug delivery technology, including PG-TXL. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under that license. We may not be able to meet our obligations under these licenses. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology.

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

 Our limited operating experience may cause us difficulty in managing our growth and could seriously harm our business.

  As a result of FDA approval of TRISENOX for APL and clinical trials currently underway, we will need to expand our operations in various areas, including our management, regulatory, clinical, financial and information systems and other elements of our business process infrastructure. We expect to add additional key personnel in these areas in the near future. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources. We will not be able to increase revenues or control costs unless we continue to improve our operational, financial, regulatory and managerial systems and processes, expand, train and manage our work force.

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

 We face direct and intense competition from our rivals in the biotechnology and pharmaceutical industries and we may not compete successfully against them.

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

 We may need to raise additional funds in the future, and they may not be available on acceptable terms, or at all.

  We expect that our existing capital resources and the interest earned thereon will enable us to maintain our current and planned operations until 2003. Beyond that time, if our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We will require substantial funds to: (1) continue our research and development programs, (2) in-license or acquire additional technologies, and (3) conduct preclinical studies and clinical trials. We may need to raise additional capital to fund our operations repeatedly. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

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

  The market price for securities of biopharmaceutical and biotechnology companies, including that of ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended December 31, 2000, our stock price has ranged from a low of $5.31 to a high of $77.25. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

  . third party reimbursement policies

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

  There are a substantial number of unregistered shares of our common stock which, when registered for resale, could result in a decrease in our stock price or impair our ability to raise funds in future equity offerings.

  The sale, or availability for sale, of substantial amounts of our common stock in the public market could materially decrease the market price of our common stock and could impair our ability to raise additional capital. Any sales by existing shareholders or holders of options or warrants may have an adverse effect on our ability to raise capital and may adversely affect the market price of the common stock.

 Our dependence on third party manufacturers means that we may not have sufficient control over the manufacture of our products.

  We currently do not have internal facilities for the manufacture of any of our products for clinical or commercial production. We will need to develop additional manufacturing resources, enter into collaborative arrangements with other parties which have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. For example, we are a party to an agreement with Aerojet to furnish CT-2584 bulk drug substance for future clinical studies. We are dependent on such collaborators or third parties to supply us in a timely way with products manufactured in compliance with standards imposed by the FDA and foreign regulators. The manufacturing facilities of contract manufacturers may not comply with applicable manufacturing regulations of the FDA nor meet our requirements for quality, quantity or timeliness.

 We may face difficulties in achieving acceptance of our products in the market if we do not continue to expand our sales and marketing infrastructure.

  We currently are marketing TRISENOX with our direct sales force. Because the oncology market is highly concentrated and many prospective clients are unfamiliar with TRISENOX, we will need to continue to expand our sales and marketing infrastructure in order to increase market awareness of this product. We are in the process of expanding our direct sales force, and currently require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. In addition, should we have to market and sell directly our products other than TRISENOX, we would need to further expand our marketing and sales force with sufficient technical expertise and distribution capacity. If we are unable to continue to expand our direct sales operations and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenues and achieving and maintaining profitability.

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

 We are subject to extensive government regulation, including the requirement of approval before our products may be marketed.

  The FDA has approved only one of our products, TRISENOX, for sale in the United States, for the indication of relapsed and refractory APL. Before we can market TRISENOX for other indications, we must obtain FDA approval. Our other products are in development, and will have to be approved by the FDA before they can be marketed in the United States. If the FDA does not approve our products and any additional indications for marketed products in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected.

  In addition, we and our products are subject to comprehensive regulation by the FDA both before and after products are approved for marketing. The FDA regulates, for example, research and development, including preclinical and clinical testing, safety, effectiveness, manufacturing, labeling, advertising, promotion, export, and marketing of our products. Our failure to comply with regulatory requirements may result in various adverse consequences including FDA delay in approving or refusal to approve a product, recalls, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

 Because there is a risk of product liability associated with our products, we face potential difficulties in obtaining insurance.

  Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceutical products, and we may not be able to avoid significant product liability exposure. While we have insurance covering product use in our clinical trials, and currently have product liability insurance for TRISENOX, it is possible that we will not be able to maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim in excess of our insurance coverage could exceed our net worth.

 Uncertainty regarding third party reimbursement and health care cost containment initiatives may limit our returns.

  The ongoing efforts of governmental and third party payors to contain or reduce the cost of health care will affect our ability to commercialize our products successfully. Governmental and other third party payors increasingly are attempting to contain health care costs by:

  . challenging the prices charged for health care products and services

  . limiting both coverage and the amount of reimbursement for new therapeutic products

  . denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third party payors

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

  Even if we succeed in bringing any of our proposed products to the market, they may not be considered cost-effective and third party reimbursement might not be available or sufficient. If adequate third party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could make it difficult or impossible to sell our products.

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

 We may not be able to conduct animal testing in the future which could harm our research and development activities.

  Certain of our research and development activities involve animal testing. Such activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas. To the extent the activities of these groups are successful, our business could be materially harmed by delaying or interrupting our research and development activities.

 Because our charter documents contain certain anti-takeover provisions and we have a rights plan, it may be more difficult for a third party to acquire us, and the rights of some shareholders could be adversely affected.

  Our Restated Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire or make a bid for us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, shares of our preferred stock may be issued in the future without further shareholder approval and upon such terms and conditions and having such rights, privileges and preferences, as the board of directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. We have no present plans to issue any additional shares of preferred stock. In addition, we have adopted a shareholder rights plan that, along with certain provisions of our Restated Articles of Incorporation, may have the effect of discouraging certain transactions involving a change of control of the company.

Item 2. Properties

  We lease approximately 66,000 square feet of space at 201 Elliott Avenue West in Seattle, Washington for our executive office, laboratory and administrative operations. The lease expires January 31, 2003, with two consecutive five-year renewal options at the then prevailing market rent. We also leased in December 2000 approximately 29,000 square feet of space at 501 Elliott Avenue West in Seattle, Washington for additional executive offices and administrative operations. The lease expires December 31, 2003. To accommodate the operational requirements of Cell Therapeutics (UK) Limited, our wholly-owned, London-based subsidiary, we leased space at 100 Fetter Lane in London, UK. We believe our existing and planned facilities are adequate to meet our present requirements. Despite a decrease in local vacancy rates for commercial space, we currently anticipate that additional space will be available to us, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

  Our common stock is traded on the Nasdaq National Market under the symbol "CTIC." The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the Nasdaq National Market.

                                                             High     Low
                                                             ----     ----
   1999
     First Quarter.......................................... $ 4 5/8  $ 2 13/16
     Second Quarter.........................................   4 1/8    2 1/16
     Third Quarter..........................................   3 9/32   2 1/32
     Fourth Quarter.........................................   7 1/2    1 5/16
   2000
     First Quarter..........................................  48 1/8    5 5/16
     Second Quarter.........................................  33 1/2   10 1/2
     Third Quarter..........................................  68 1/4   26 3/8
     Fourth Quarter.........................................  77 1/4   30 1/2
   2001
     First Quarter (through February 28, 2001)..............   49      21 1/8

   On February 28, 2001, the last reported sale price of our common stock on the Nasdaq Market was $23 13/16 per share. As of February 28, 2001, there were approximately 308 shareholders of record of our common stock.

Dividend Policy

  We have not declared or paid any cash dividends on our capital stock since our inception. We currently intend to retain all of our cash and any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Item 6. Selected Financial Data

  The data set forth below should be read in conjunction with Item 7. "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

                                        Year ended December 31,
                         ---------------------------------------------------------
                            2000        1999        1998        1997       1996
                         ----------  ----------  ----------  ----------  ---------
                            (in thousands, except share and per share data)
Consolidated Statements
 of Operations Data:
Revenues:
 Collaboration
  agreements............ $      --   $      --   $   13,200  $   11,831  $   9,121
 Product sales..........        502         --          --          --         --
                         ----------  ----------  ----------  ----------  ---------
   Total revenues.......        502         --       13,200      11,831      9,121
                         ----------  ----------  ----------  ----------  ---------
Operating expenses:
 Cost of product sold...         19         --          --          --         --
 Research and
  development...........     26,574      27,682      29,942      27,285     16,109
 General and
  administrative........     14,770       9,788      10,889      10,090      7,602
 Sales and marketing....      5,651         --          --          --         --
 Amortization of
  purchased
  intangibles...........      9,390         --          --          --         --
                         ----------  ----------  ----------  ----------  ---------
   Total operating
    expenses............     56,404      37,470      40,831      37,375     23,711
                         ----------  ----------  ----------  ----------  ---------
Loss from operations....    (55,902)    (37,470)    (27,631)    (25,544)   (14,590)
                         ----------  ----------  ----------  ----------  ---------
Other income (expense):
 Investment income......      4,518       1,692       3,094       2,895      1,174
 Interest expense.......       (545)       (502)       (435)       (377)      (512)
                         ----------  ----------  ----------  ----------  ---------
Net loss................    (51,929)    (36,280)    (24,972)    (23,026)   (13,928)
Preferred stock
 dividend...............       (508)     (5,201)        --          --         --
                         ----------  ----------  ----------  ----------  ---------
Net loss applicable to
 common shareholders.... $  (52,437) $  (41,481) $  (24,972) $  (23,026) $ (13,928)
                         ==========  ==========  ==========  ==========  =========
Basic and diluted net
 loss per common share
 (1).................... $    (2.07) $    (2.67) $    (1.62) $    (1.98) $   (2.82)
                         ==========  ==========  ==========  ==========  =========
Shares used in
 computation of basic
 and diluted net loss
 per common share....... 25,344,796  15,551,526  15,409,848  11,634,032  4,939,388
                         ==========  ==========  ==========  ==========  =========

                                             December 31,
                            ---------------------------------------------------
                              2000       1999       1998       1997      1996
                            ---------  ---------  ---------  --------  --------
                                            (in thousands)
Consolidated Balance
 Sheets Data:
Cash, cash equivalents,
 securities available-for-
 sale and interest
 receivable...............  $ 156,433  $  23,880  $  46,435  $ 70,444  $ 30,987
Working capital...........    146,384     17,705     44,143    67,594    26,300
Total assets..............    190,111     30,848     58,156    80,433    37,002
Long-term obligations,
 less current portion.....      1,060      2,653      3,888     2,039     2,005
Deficit accumulated during
 development stage........   (210,279)  (158,350)  (122,070)  (97,098)  (74,083)
Total shareholders'
 equity...................    177,943     20,904     47,165    71,760    30,054

- --------
(1) See Notes 1 and 9 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and the related Notes included in Items 6 and 8 of this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning research and development expenses, general and administrative expenses, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Factors Affecting Our Operating Results," that could cause actual results to differ significantly from those projected.

Overview

  We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer.

  Since commencement of operations in 1992, we have been engaged in research and development activities, including conducting preclinical studies and clinical trials. In September 2000, we received approval of our New Drug Application, or NDA, by the Food and Drug Administration, or FDA, for TRISENOX (injectable arsenic trioxide), and commenced initial product sales for TRISENOX of $502,000 in the fourth quarter of 2000. Revenue from these product sales is recognized when the product is shipped. Product sales are recorded net of an allowance for returns and discounts. As of December 31, 2000, we had incurred aggregate net losses of approximately $210.3 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

  In the fourth quarter of 1995, we began to receive revenue under a collaboration agreement with BioChem Pharma, Inc., and in the fourth quarter of 1996, we began to receive revenue under a collaboration agreement with subsidiaries of Johnson & Johnson. Under the terms of the collaboration, Johnson & Johnson paid 60% of the U.S. development costs of lisofylline, a product we are no longer developing. In November 1998, after reviewing the results of our phase III clinical trial for lisofylline, we and Johnson & Johnson formally amended our collaboration, under the terms of which, Johnson & Johnson agreed to pay us $13.1 million for development cost reimbursements for the year ended December 31, 1998. In April 2000, we terminated our collaboration agreement with Johnson & Johnson.

  On June 30, 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL, and to all potential uses of PG-TXL's polymer technology. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL's polymer technology.

  In January 2000, we acquired TRISENOX upon our acquisition of PolaRx Biopharmaceuticals, Inc. (PolaRx), a single product company that owned the rights to TRISENOX. The aggregate purchase price of approximately $36.2 million consisted primarily of 5 million shares of common stock. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters, may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For annual sales of TRISENOX in excess of $40 million, PolaRx shareholders will receive a 2% royalty on net sales payable at the then fair market value of our common stock or, in certain circumstances, cash. We assumed net liabilities of $3.9 million from PolaRx and have incurred sales and marketing expenses of $5.7 million associated with the launch of TRISENOX.

Results of Operations

 Years ended December 31, 2000 and 1999.

  Product sales. In October 2000, we launched Trisenox, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded initial net product sales of approximately $502,000 for Trisenox in the fourth quarter of 2000.

  Cost of product sold. The cost of product sold during the fourth quarter of 2000 was approximately $19,000. Prior to FDA approval, the raw material and production costs of Trisenox were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

  Research and development. Research and development expenses decreased to approximately $26.6 million for the year ended December 31, 2000 from approximately $27.7 million for the year ended December 31, 1999. The decrease was primarily due to the elimination of research and development expenses for lisofylline ($6.6 million), the reduction in the manufacturing and preclinical development activity of CT-2584 ($1.7 million), offset in part by the research and development activities associated with the FDA's approval of Trisenox ($5.2 million), and a milestone payment under our license agreement with PG-TXL Company, L.P. ($2.0 million). In addition, research and development expenses reflect an increase in noncash stock-based compensation of approximately $1.3 million for the year ended December 31, 2000. We anticipate increased research and development expenses in connection with the clinical development plans for Trisenox, PG-TXL, CT-2584 and our other products.

  General and administrative. General and administrative expenses increased to approximately $14.8 million for the year ended December 31, 2000 from approximately $9.8 million for the year ended December 31, 1999. The increase reflects noncash expenses of approximately $3.3 million in stock-based compensation to our consultants and operating expenses associated with supporting our research, development and marketing activities of approximately $1.7 million. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.

  Sales and marketing. We expensed approximately $5.7 million in our sales and marketing effort for the year ended December 31, 2000 as we launched Trisenox in October 2000. We intend sales and marketing expenses to increase as we continue the launch of TRISENOX.

  Amortization of purchased intangibles. In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. We recorded acquired intangible assets for marketing, patents and goodwill aggregating $36.2 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the year ended December 31, 2000 was approximately $9.4 million.

  Investment income. Investment income increased to approximately $4.5 million for the year ended December 31, 2000 from approximately $1.7 million for the year ended December 31, 1999. This increase is attributed to higher average cash balances on hand during 2000 because we completed a private placement and secondary offering in 2000 which generated net proceeds of approximately $164.6 million.

  Interest expense. Interest expense increased to approximately $544,000 for the year ended December 31, 2000 from approximately $502,000 for the year ended December 31, 1999. This increase was due primarily to interest payments made to PolaRx shareholders on notes payable assumed upon the PolaRx acquisition.

  Preferred stock dividend. We accrued approximately $508,000 for a preferred stock dividend for the year ended December 31, 2000 in connection with preferred stock issued in November 1999. In October 2000, we issued 6,366 shares of common stock valued at approximately $425,000 in lieu of cash as a preferred stock dividend.

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

  General and administrative. General and administrative expenses decreased to approximately $9.8 million for the year ended December 31, 1999 from approximately $10.9 million for the year ended December 31, 1998. This decrease was due primarily to reduction in general and administrative staff personnel and operating expenses required to support our research and development activities ($1.1 million).

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

  Preferred stock dividend. We issued preferred stock in November 1999. On the date of issuance, the effective conversion price of the preferred stock, after allocating the portion of the proceeds to the accompanying common stock warrants based on the relative fair values, was at a discount to the price of the common stock into which the preferred stock is convertible. The discount of $5.2 million was recorded as a preferred stock dividend.

Liquidity and Capital Resources

  As of December 31, 2000, we had $156.4 million in cash, cash equivalents, securities available-for-sale and interest receivable.

  Net cash used in operating activities increased to $36.0 million in 2000, compared to $30.0 million in 1999 and $21.7 million in 1998. The increase in net cash used in operating activities in 2000, as compared to 1999, was primarily due to the increase in our net loss, offset in part by the amortization of goodwill and other intangible assets associated with the acquisition of PolaRx, and an increase in stock-based compensation. The increase in net cash used in operating activities in 1999, as compared to 1998, was primarily due to the increase in our net loss, offset in part from a preferred stock dividend.

  We expect net cash used in operating activities to increase in 2001. The extent of cash flow used in operating activities will be significantly affected by changes in our working capital requirements. Our accounts receivable will be directly affected by sales of Trisenox.

  Net cash used in investing activities increased to $113.9 million in 2000, compared to net cash provided of $22.9 million in 1999 and $16.0 million in 1998. The increase in net cash used in investing activities in 2000, as compared to 1999, was primarily due to an increase in purchases of securities available-for-sale, the acquisition of PolaRx, net of cash acquired, and decreases in proceeds from sales and maturities of securities available-for-sale. The increase in net cash provided by investing activities in 1999, as compared to 1998, was primarily due to a decrease in purchases of securities available-for-sale and purchases of property and equipment, offset in part by a decrease in proceeds from sales and maturities of securities available-for-sale.

  Net cash provided by financing activities increased to approximately $168.0 million in 2000, compared to $8.4 million in 1999 and $1.2 million in 1998. The net increase in cash provided by financing activities in 2000, as compared to 1999, was due primarily to the net proceeds we received from a private placement and public offering of our common stock and proceeds received from the exercise of common stock options and warrants, offset in part by the payment of notes payable associated with the acquisition of PolaRx. The increase in net cash provided by financing activities in 1999, as compared to 1998, was due primarily to the net proceeds received from a Series D preferred private placement, offset in part by the changes in notes receivable from officers and net proceeds from the issuance of long term obligations and their repayment.

  We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures. We expect that our existing capital resources will enable us to maintain our current and planned operations through at least 2003. Our future capital requirements will depend on many factors, including:

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

Income Taxes

  As of December 31, 2000, we had available for Federal income tax purposes net operating loss carryforwards of approximately $204 million, of which $4.4 million relates to stock option deductions, and research and development credit carryforwards of approximately $6.7 million. These carryforwards begin to expire in 2007. Our ability to utilize these net operating loss and research and development credit carryforwards is subject to annual limitations of $6.7 million for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

  We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We do not use derivative financial instruments for speculative or trading purposes. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio. The fair value of our equity instruments at December 31, 2000 was $131,172,000. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change by $1,312,000.

  We have operated primarily in the United States and all revenues to date have been in U.S. dollars. Accordingly, we do not have material exposure to foreign currency rate fluctuations. We have not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

Item 8. Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors..........................  32
Consolidated Balance Sheets................................................  33
Consolidated Statements of Operations......................................  34
Consolidated Statements of Shareholders' Equity............................  35
Consolidated Statements of Cash Flows......................................  37
Notes to Consolidated Financial Statements.................................  38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cell Therapeutics, Inc.

  We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Therapeutics, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Seattle, Washington
March 19, 2001

                            CELL THERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                  ----------------------------
                                                      2000           1999
                                                  -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents...................... $  23,734,953  $   5,674,386
  Securities available-for-sale..................   131,171,841     18,205,630
  Interest receivable............................     1,526,666        367,636
  Accounts receivable, net of allowance of
   $66,874 at December 31, 2000..................       109,501            --
  Inventory......................................       167,073            --
  Prepaid expenses and other current assets......       782,592        748,506
                                                  -------------  -------------
      Total current assets.......................   157,492,626     24,996,158
Property and equipment, net......................     4,263,424      5,035,683
Goodwill, net....................................    10,134,766            --
Other intangibles, net...........................    16,689,903            --
Other assets and deferred charges................     1,530,734        816,050
                                                  -------------  -------------
      Total assets............................... $ 190,111,453  $  30,847,891
                                                  =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................... $   1,113,089  $   1,224,994
  Accrued expenses...............................     8,495,225      4,940,626
  Current portion of long-term obligations.......     1,500,208      1,125,211
                                                  -------------  -------------
      Total current liabilities..................    11,108,522      7,290,831
Long-term obligations, less current portion......     1,059,768      2,653,111

Commitments

Shareholders' equity:
  Preferred Stock, no par value:
    Authorized shares--10,000,000
     Series A and B, 161,118.645 shares
      designated, none issued or outstanding.....           --             --
     Series D, designated, issued and
      outstanding--2,425 and 10,000
      at December 31, 2000 and 1999,
      respectively, liquidation preference--
      $2,425,000 at December 31, 2000............     1,510,280      6,227,960
  Common Stock, no par value:
    Authorized shares--100,000,000
     Issued and outstanding shares--33,562,627
      and 15,595,536 at December 31, 2000 and
      1999, respectively.........................   386,894,521    173,391,407
  Notes receivable from officers.................      (255,000)      (330,000)
  Accumulated deficit............................  (210,278,973)  (158,350,182)
  Accumulated other comprehensive income (loss)..        72,335        (35,236)
                                                  -------------  -------------
      Total shareholders' equity.................   177,943,163     20,903,949
                                                  -------------  -------------
      Total liabilities and shareholders'
       equity.................................... $ 190,111,453  $  30,847,891
                                                  =============  =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Revenues:
  Collaboration agreements.......... $        --   $        --   $ 13,200,426
  Product sales, net................      502,041           --            --
                                     ------------  ------------  ------------
    Total revenues..................      502,041           --     13,200,426
Operating expenses:
  Cost of product sold..............       18,758           --            --
  Research and development..........   26,574,455    27,682,174    29,941,772
  General and administrative........   14,770,381     9,788,292    10,889,402
  Sales and marketing...............    5,651,113           --            --
  Amortization of purchased
   intangibles......................    9,389,500           --            --
                                     ------------  ------------  ------------
    Total operating expenses........   56,404,207    37,470,466    40,831,174
                                     ------------  ------------  ------------
Loss from operation.................  (55,902,166)  (37,470,466)  (27,630,748)
Other income (expense):
  Investment income.................    4,517,663     1,691,912     3,094,116
  Interest expense..................     (544,288)     (501,596)     (435,279)
                                     ------------  ------------  ------------
Net loss............................  (51,928,791)  (36,280,150)  (24,971,911)
Preferred stock dividend............     (508,333)   (5,200,513)          --
                                     ------------  ------------  ------------
Net loss applicable to common
 shareholders....................... $(52,437,124) $(41,480,663) $(24,971,911)
                                     ============  ============  ============
Basic and diluted net loss per
 common share....................... $      (2.07) $      (2.67) $      (1.62)
                                     ============  ============  ============
Shares used in calculation of basic
 and diluted net loss per
 common share.......................   25,344,796    15,551,526    15,409,848
                                     ============  ============  ============



                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          Preferred Stock--                            Notes                     Accumulated
                              Series D           Common Stock        Receivable                     Other         Total
                          ----------------- -----------------------     from      Accumulated   Comprehensive Shareholders'
                          Shares   Amount     Shares      Amount      Officers      Deficit     Income (Loss)    Equity
                          ------ ---------- ---------- ------------  ----------  -------------  ------------- -------------
Balance at January 1,
 1998...................     --  $      --  15,378,419 $168,893,074  $     --    $ (97,098,121)   $(34,649)   $ 71,760,304
Proceeds from stock
 options exercised and
 stock awards...........     --         --       8,570       86,992        --              --          --           86,992
Non-employee stock
 option compensation
 expense................     --         --         --       422,923                        --          --          422,923
Restricred shares issued
 to non-employees.......     --         --      51,835          --         --              --          --              --
Proceeds from stock sold
 via employee stock
 purchase plan..........     --         --      95,535      215,646        --              --          --          215,646
Notes receivable from
 officers...............     --         --         --           --    (380,000)            --          --         (380,000)
Comprehensive loss:
Unrealized gains on
 securities available-
 for-sale...............     --         --         --           --         --              --       31,019          31,019
Net loss for the period
 ended December 31,
 1998...................     --         --         --           --         --      (24,971,911)        --      (24,971,911)
Comprehensive loss......                                                                                       (24,940,892)
                          ------ ---------- ---------- ------------  ---------   -------------    --------    ------------
Balance at December 31,
 1998...................     --         --  15,534,359  169,618,635   (380,000)   (122,070,032)     (3,630)     47,164,973
Net proceeds from the
 issuance of Series D
 convertible preferred
 stock and warrants to
 acquire common stock
 net of offering costs
 of $755,040 (including
 warrants issued to
 placement agent valued
 at $100,000)...........  10,000  6,227,960        --     3,117,000        --              --          --        9,344,960
Preferred stock
 dividend...............     --         --         --       (44,444)       --              --          --          (44,444)
Proceeds from stock
 options exercised and
 stock awards, and stock
 sold via employee stock
 purchase plan..........     --         --      61,177      131,449        --              --          --          131,449
Non-employee equity
 based compensation
 expense................     --         --         --       568,767                        --          --          568,767
Reclass to current asset
 for former officer.....     --         --         --           --      50,000             --          --           50,000
Comprehensive loss:
Unrealized losses on
 securities available-
 for-sale...............     --         --         --           --         --              --      (31,606)        (31,606)
Net loss for the period
 ended December 31,
 1999...................     --         --         --           --         --      (36,280,150)        --      (36,280,150)
                                                                                                              ------------
Comprehensive loss......                                                                                       (36,311,756)
                          ------ ---------- ---------- ------------  ---------   -------------    --------    ------------
Balance at December 31,
 1999...................  10,000  6,227,960 15,595,536  173,391,407   (330,000)   (158,350,182)    (35,236)     20,903,949

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                         Preferred Stock--                               Notes                     Accumulated
                              Series D             Common Stock        Receivable                     Other         Total
                         -------------------  -----------------------     from      Accumulated   Comprehensive Shareholders'
                         Shares    Amount       Shares      Amount      Officers      Deficit     Income (Loss)    Equity
                         ------  -----------  ---------- ------------  ----------  -------------  ------------- -------------
PolaRx acquisition...       --           --    5,000,000   31,401,569        --              --          --       31,401,569
Conversion of
 preferred stock to
 common stock........    (7,575)  (4,717,680)  3,502,890    4,717,680        --              --          --              --
Net proceeds from the
 issuance of common
 stock, net of
 offering costs of
 $4,460,818
 (including warrants
 issued to placement
 agent valued at
 $1,581,000).........                          3,333,334   37,120,190        --              --          --       37,120,190
Net proceeds from the
 issuance of common
 stock via follow-on
 public offering, net
 of offering costs of
 $9,301,660..........                          3,600,000  127,498,340        --              --          --      127,498,340
Preferred stock
 dividend............       --           --        6,366      (83,333)       --              --          --          (83,333)
Proceeds from stock
 warrants exercised..       --           --    1,290,834    2,876,000        --              --          --        2,876,000
Proceeds from stock
 options exercised
 and stock awards,
 and stock sold via
 employee stock
 purchase plan.......       --           --    1,233,667    4,257,103        --              --          --        4,257,103
Equity based
 compensation
 expense.............       --           --          --     5,715,565                        --          --        5,715,565
Reclass to current
 asset for former
 officer.............       --           --          --           --      75,000             --          --           75,000
Comprehensive loss:
 Unrealized gains on
  securities
  available-for-
  sale...............       --           --          --           --         --              --      107,571         107,571
 Net loss for the
  period ended
  December 31, 2000..       --           --          --           --         --      (51,928,791)        --      (51,928,791)
                                                                                                                ------------
Comprehensive loss...                                                                                            (51,821,220)
                         ------  -----------  ---------- ------------  ---------   -------------    --------    ------------
Balance at December 31,
 2000................     2,425  $ 1,510,280  33,562,627 $386,894,521  $(255,000)  $(210,278,973)   $ 72,335    $177,943,163
                         ======  ===========  ========== ============  =========   =============    ========    ============



                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2000           1999          1998
                                     -------------  ------------  ------------
Operating activities
Net loss applicable to common
 shareholders......................  $ (52,437,124) $(41,480,663) $(24,971,911)
Adjustments to reconcile net loss
 applicable to common shareholders
 to net cash used in operating
 activities:
 Preferred stock dividend..........        508,333     5,200,513           --
 Depreciation and amortization.....     11,115,000     1,822,593     1,880,535
 Noncash rent benefit..............       (114,912)     (171,088)      (42,986)
 Noncash compensation expense......      5,715,565       568,767       422,923
 Loss on disposition of property
  and equipment....................            --        525,784           --
 Investment premium (discount)
  amortization (accretion).........       (681,881)      366,054       200,118
 (Gain) loss on sale of investment
  securities.......................          1,359         4,563       (31,603)
 Changes in assets and
  liabilities:
   Interest receivable.............     (1,159,030)      269,694       (36,726)
   Collaboration agreement
    receivables....................            --      3,254,491       428,540
   Accounts receivable, net........       (109,501)          --            --
   Inventory.......................       (167,073)          --            --
   Prepaid expenses and other
    current assets.................         67,573       221,630      (819,009)
   Other assets and deferred
    charges........................       (520,798)     (732,171)      215,985
   Accounts payable................       (111,905)      118,162       944,363
   Accrued expenses................      1,892,866        79,797       104,153
                                     -------------  ------------  ------------
Total adjustments..................     16,435,596    11,528,789     3,266,293
                                     -------------  ------------  ------------
Net cash used in operating
 activities........................    (36,001,528)  (29,951,874)  (21,705,618)
                                     -------------  ------------  ------------
Investing activities
Purchases of securities available-
 for-sale..........................   (148,414,555)  (29,561,916)  (63,891,102)
Proceeds from sales of securities
 available-for-sale................      2,513,437    11,111,339    26,025,226
Proceeds from maturities of
 securities available-for-sale.....     33,723,000    41,915,000    56,622,884
Purchases of property and
 equipment.........................       (953,242)     (558,163)   (2,801,332)
PolaRx acquisition, net of cash
 acquired..........................       (781,438)          --            --
                                     -------------  ------------  ------------
Net cash provided by (used in)
 investing activities..............   (113,912,798)   22,906,260    15,955,676
                                     -------------  ------------  ------------
Financing activities
Sale of common stock, net of
 offering costs....................    164,618,530           --            --
Sale of Series D preferred stock
 via private placement, net of
 offering costs....................            --      9,344,960           --
Notes receivable from officers to
 acquire common stock..............            --            --       (380,000)
Proceeds from common stock options
 exercised.........................      4,034,405        14,002        86,992
Proceeds from common stock warrants
 exercised.........................      2,876,000           --            --
Proceeds from employee stock
 purchase plan.....................        222,698       117,447       215,646
Repayment of notes payable.........     (2,673,306)          --            --
Repayment of long-term
 obligations.......................     (1,103,434)   (1,118,895)   (1,880,361)
Proceeds from the issuance of long-
 term obligations..................            --            --      3,193,161
                                     -------------  ------------  ------------
Net cash provided by financing
 activities........................    167,974,893     8,357,514     1,235,438
                                     -------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents..................     18,060,567     1,311,900    (4,514,504)
Cash and cash equivalents at
 beginning of year.................      5,674,386     4,362,486     8,876,990
                                     -------------  ------------  ------------
Cash and cash equivalents at end of
 year..............................  $  23,734,953  $  5,674,386  $  4,362,486
                                     =============  ============  ============
Supplemental disclosure of cash
 flow information
Conversion of Series D preferred
 stock into common stock...........  $   4,717,680  $        --   $        --
                                     =============  ============  ============
Common stock warrants issued in
 conjunction with Series D.........  $         --   $  3,117,000  $        --
                                     =============  ============  ============
Reclass to current asset of note
 receivable from former officer....  $      75,000  $     50,000  $        --
                                     =============  ============  ============
Common stock issued in PolaRx
 acquisition.......................  $  31,402,000  $        --   $        --
                                     =============  ============  ============
Cash paid during the period for
 interest obligations..............  $     544,288  $    501,596  $    435,279
                                     =============  ============  ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. Summary of Significant Accounting Policies

 Description of Business

  Cell Therapeutics, Inc. (the "Company") focuses on the discovery, development, and commercialization of drugs for the treatment of cancer. The Company concluded during the second quarter of 2000 that it was no longer in the development stage. The Company's principal business strategy is to focus its activities on cancer therapeutics, an area that represents a large market opportunity which is not adequately served by existing therapies. The Company commenced operations February 1992.

  The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing, and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products under development could become obsolete or diminished in value by discoveries and developments of other organizations. As the Company operates as one segment, no additional disclosures are required in accordance with FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information.

  The Company's market for pharmaceutical products is primarily the United States. Sales are primarily to pharmaceutical wholesalers. During 2000, approximately 83% of sales were made to four of these wholesalers. The Company obtains its product from one supplier.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries (CTI Technologies, Inc., PolaRx
Biopharmaceuticals, Inc., and Cell Therapeutics (UK) Limited), and its majority owned subsidiary (PanGenex, Inc.). All intercompany transactions and balances are eliminated in consolidation.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at market value, which approximates cost.

 Securities Available-for-Sale

  Management determines the appropriate classification of debt securities at the time of purchase. Management currently classifies its investment portfolio as available-for-sale and carries the securities at fair value based on quoted market prices with unrealized gains and losses included in accumulated other comprehensive income and loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income.

                            CELL THERAPEUTICS, INC.

 Management of Credit Risk

  The Company is subject to concentration of credit risk primarily from its cash investments. Under the Company's investment guidelines, credit risk is managed by diversification of the investment portfolio and by the purchase of investment-grade securities. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts when warranted.

 Collaboration Agreement Revenues

  Revenue under collaboration agreements represents reimbursement of development costs, license fees, and milestone payments. Revenue from milestone payments is recognized upon satisfaction of related obligations. Other revenue under collaboration agreements is recognized as the earnings process is completed, based on the provisions of each agreement.

 Product Sales

  Revenue from product sales is recognized when the product is shipped. Product sales are recorded net of an allowance for returns and discounts. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $66,874 at December 31, 2000. Shipping and handling costs are included in cost of product sold.

 Inventory

  Inventory is stated at the lower of cost, using a weighted-average method, or market value. Inventory at December 31, 2000 consists of finished goods of the Company's FDA-approved pharmaceutical drug, Trisenox. Prior to FDA approval, the raw material and production costs of Trisenox were recorded as research and development expense.

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

 Intangible Assets

  Intangible assets consists of goodwill and other acquisition-related intangible assets acquired in 2000. The assets were valued by an outside independent party. The assets are amortized straight line over their estimated useful lives, ranging from three to five years. Accumulated amortization totaled $9.4 million at December 31, 2000. The Company periodically performs reviews to evaluate the recoverability of goodwill and other intangibles and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. In the event that the sum of future undiscounted cash flows is less than recorded book value, the carrying amount will be reduced to its fair value.

                            CELL THERAPEUTICS, INC.

  Intangible assets are composed of the following as of December 31, 2000:

     Goodwill...................................................... $13,440,000
     Marketing intangible asset....................................  16,100,000
     Other intangibles.............................................   6,674,169
                                                                    -----------
                                                                     36,214,169
     Less: accumulated depreciation and amortization...............   9,389,500
                                                                    -----------
                                                                    $26,824,669
                                                                    ===========

 Stock-Based Compensation

  In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Any deferred compensation is recognized on a graded vesting method. Under the Company's plans, stock options are generally granted at fair market value.

  Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

 Advertising Costs

  The costs of advertising are expensed as incurred. The Company incurred advertising costs of $469,000 in 2000. There were no material advertising costs in 1999 or 1998.

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

 Other Financial Instruments

  At December 31, 2000 and 1999, the carrying value of financial instruments such as receivables and payables, approximated their fair values based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated fair values because the underlying interest rates reflect market rates at the balance sheet dates.

                            CELL THERAPEUTICS, INC.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 New Accounting Pronouncements

  During June 1999, the FASB issued Statement of Financial Accounting Standard, or SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. SFAS 137 defers the effective date of SFAS 133 to fiscal 2001. During June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. The Company will adopt SFAS 138 concurrently with SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards that requires every derivative be in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value be recognized in earnings unless specific hedge accounting criteria are met. As the Company does not currently utilize hedge instruments, the adoption of SFAS 133 is not expected to have a material effect.

 Reclassifications

  Certain prior year items have been reclassified to conform to the current year presentation.

2. Securities Available-for-Sale

  Securities available-for-sale consist of the following as of December 31:

                                                    2000
                               -----------------------------------------------
                                              Gross      Gross
                                Amortized   Unrealized Unrealized
                                   Cost       Gains      Losses    Fair Value
                               ------------ ---------- ---------- ------------
U.S. government obligations... $ 20,078,475  $14,200    $    --   $ 20,092,675
Municipal government
 obligations..................    4,049,242   15,548         --      4,064,790
Corporate obligations.........  106,971,789   56,298     (13,711)  107,014,376
                               ------------  -------    --------  ------------
                               $131,099,506  $86,046    $(13,711) $131,171,841
                               ============  =======    ========  ============

                                                     1999
                                 ---------------------------------------------
                                               Gross      Gross
                                  Amortized  Unrealized Unrealized
                                    Cost       Gains      Losses   Fair Value
                                 ----------- ---------- ---------- -----------
Municipal government
 obligations.................... $   398,339   $ --      $   (663) $   397,676
Corporate obligations...........  17,842,527     419      (34,992)  17,807,954
                                 -----------   -----     --------  -----------
                                 $18,240,866   $ 419     $(35,655) $18,205,630
                                 ===========   =====     ========  ===========

  As of December 31, 2000 and 1999, all securities available-for-sale had contractual maturities of less than one year. Gross realized gains and losses to date have not been material.

                            CELL THERAPEUTICS, INC.

3. Property and Equipment

  Property and equipment are composed of the following as of December 31:

                                                       2000          1999
                                                   ------------  ------------
   Leasehold improvements......................... $  4,551,176  $  4,551,176
   Lab equipment..................................    6,074,840     5,843,911
   Furniture and office equipment.................    6,877,279     6,154,966
                                                   ------------  ------------
                                                     17,503,295    16,550,053
   Less: accumulated depreciation and
    amortization..................................  (13,239,871)  (11,514,370)
                                                   ------------  ------------
                                                   $  4,263,424  $  5,035,683
                                                   ============  ============

  Depreciation expense of $1,726,000, $1,823,000 and $1,881,000 was recognized during 2000, 1999, and 1998, respectively.

4. Capital Stock

  In November 1999, the Company completed a $10,000,000 private placement of 10,000 shares of Series D convertible preferred stock (Series D) and warrants to acquire 1,523,810 shares of common stock, resulting in net proceeds of $9,344,960. Each share of Series D is convertible into shares of common stock, subject to adjustment as provided in the Articles of Amendment to Restated Articles of Incorporation. Each share of Series D is currently convertible into 462.427 shares of common stock. The warrants were valued at $3,017,000, have exercise prices of $2.625 per share of common stock and expire in November 2004. The Company also issued warrants to purchase 50,000 shares of common stock to the placement agent of the Series D. These warrants expire in 2004, and have exercise prices of $2.38. All warrants were valued using the Black-Scholes pricing model with input assumptions for volatility, risk-free interest rate, dividends, and life of 1.01, 5.5%, none, and five, respectively. During the year ended December 31, 2000, 7,575 shares of Series D were converted into 3,502,890 shares of common stock, and 1,164,286 warrants were exercised and converted into 1,137,805 shares of common stock. There were 409,524 warrants outstanding as of December 31, 2000.

  Holders of the Series D are entitled to receive cumulative dividends at a rate per share of 5% per annum payable on each September 30, commencing September 30, 2000. At the Company's option, subject to certain restrictions and penalties, dividends may be paid in cash or in shares of the Company's common stock. The Company is to pay each Series D investor four annual dividend payments notwithstanding any conversion, redemption or sale of the preferred stock held by such investor. The Company paid dividends with 6,366 shares of the Company's common stock in October 2000. As of December 31, 2000, the Company had recorded $128,000 as a preferred stock dividend payable.

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

                            CELL THERAPEUTICS, INC.

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

  In February 2000, the Company completed a $40 million private placement of 3,333,334 shares of common stock at an offering price of $12 per share, resulting in net proceeds of approximately $37.1 million. In connection with the offering, the Company issued 170,000 warrants to purchase shares of common stock to a placement agent and finder. The warrants are exercisable at a price of $13.20 per share and expire February 15, 2005. The shares of common stock issued and issuable upon the exercise of the warrants have certain registration rights. During the year ended December 31, 2000, 40,875 warrants were exercised and converted into 38,721 shares of common stock. There were 129,125 warrants outstanding as of December 31,2000.

  In September 2000, the Company completed a public offering of 3.6 million shares of its common stock at $38 per share, which generated net proceeds of $127.5 million.

 Common Stock Reserved

  A summary of common stock reserved for issuance is as follows as of December 31, 2000:

     Series D preferred stock......................................... 1,121,387
     Equity incentive plan............................................ 3,653,114
     Common stock warrants............................................   888,649
     Employee stock purchase plan.....................................   114,268
     Restricted share rights..........................................   103,665
                                                                       ---------
                                                                       5,881,083
                                                                       =========

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

 Advisory Boards

  The Company has entered into consulting agreements with the members of its Scientific and Clinical Advisory Boards ("Advisory Boards") providing for the periodic issuance of common stock and options to purchase common stock, and consulting fees. One agreement has an annual retainer of $10,000. The remaining advisory board members are paid consulting fees on a per diem basis. The consulting agreements with members of the Advisory Boards are cancelable upon 30 days notice. The Company has issued stock options to members

                            CELL THERAPEUTICS, INC.

of its Advisory Boards. All options held by advisory board members are accounted for at fair market value in accordance with EITF 96-18. Compensation related expense recognized in 2000, 1999 and 1998 was $1,248,000, $156,000 and $157,000, respectively.

 Consultants

  The Company has issued stock options to other consultants for various services. All options held by consultants are accounted for at fair market value in accordance with EITF 96-18. Compensation related expense recognized in 2000, 1999, and 1998 was $1,426,000, $256,000, and $266,000, respectively.

 Related Party Disclosure

  In 1999, the Company entered into an agreement with a clinical medical consultant who is the spouse of an executive officer of the Company. The Company paid the clinical medical consultant approximately $77,450 and $107,000 during 2000 and 1999, respectively, in fees for services rendered.

6. Contractual Arrangements and Commitments

 Licensed Technology

  The Company has an agreement with the Fred Hutchinson Cancer Research Center (FHCRC) under the terms of which the Company has received worldwide licenses and options to technology, or technology claimed, for five U.S. patent applications. The Company is obligated to pay royalties on revenues resulting from future sales of products employing the technology and on revenues received from sublicenses for the technology, with minimum annual royalties of $50,000 prior to, and $100,000 after, the first commercial sale of such products. The agreements are for a term equal to the later of March 2007 or the expiration of the last issued patent included within the licensed technology, unless terminated earlier for certain specified events, including the failure of the Company to take reasonable efforts to engage in research and development with respect to the licensed technology. The Company recognized expense of $50,000 in 2000, 1999 and 1998 related to this agreement.

 Facilities Lease

  The Company has executed noncancelable operating leases for office and laboratory space that expire in 2003, with two five-year renewal options at the then-current market rates. The lessor provided approximately $575,000 for leasehold improvements and rent concessions, which is being amortized over the initial lease term. In 2000, the Company executed two operating leases for additional office space, one expiring in December 2001 and the other expiring in December 2003. Rent expense amounted to $1,235,748, $1,396,289, and $1,152,340, for the years ended December 31, 2000, 1999, and 1998, respectively. Future minimum annual rental payments under the leases approximate the following for the years ending December 31:

     2001............................................................ $2,446,604
     2002............................................................  1,999,871
     2003............................................................    891,169
                                                                      ----------
                                                                      $5,337,644
                                                                      ==========

                            CELL THERAPEUTICS, INC.

7. Long-term Obligations

  Long-term obligations consist of the following as of December 31:

                                                          2000         1999
                                                      ------------  -----------
   Master financing agreements:
     Due December 2001, monthly payments of $44,196,
      including interest at 12.5%...................  $    616,670  $ 1,040,699
     Due September 2002, monthly payments of
      $59,811, including interest at 12.4%..........     1,272,687    1,796,650
     Due December 2002, monthly payments of $18,290,
      including interest at 12.4%...................       431,208      586,649
   Deferred rent....................................       239,411      354,324
                                                      ------------  -----------
                                                         2,559,976    3,778,322
   Less current portion.............................    (1,500,208)  (1,125,211)
                                                      ------------  -----------
                                                      $  1,059,768  $ 2,653,111
                                                      ============  ===========

  For each borrowing, the Company granted the lessor a security interest in specified fixed assets.

  Annual maturities of the master financing agreements for 2001 through 2002, respectively, are $1,385,295 and $935,268.

8. Stock Options and Warrants

 Stock Options

  The 1994 Equity Incentive Plan (the 1994 Plan) provides for (a) the grant of incentive stock options (with terms not to exceed ten years), nonstatutory stock options and stock appreciation rights, (b) the award of stock bonuses,
(c) the sale of stock, and (d) any other equity-based or equity-related awards which the Plan Administrator determines to be consistent with the purpose of the 1994 Plan and the interests of the Company. Option-vesting schedules are specified by the Plan Administrator. The 1994 Plan also provides for the automatic grant of nonstatutory options to non-employee directors.

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

                                                    Shares    Weighted Average
                                                    Under      Exercise Price
                                                    Option       Per Share
                                                  ----------  ----------------
   Balance January 1, 1998 (791,265
    exercisable).................................  1,768,443       $12.48
     Granted.....................................  2,510,999         2.93
     Canceled.................................... (1,762,045)       12.29
     Exercised...................................     (8,570)        9.82
                                                  ----------
   Balance December 31, 1998 (57,477
    exercisable).................................  2,508,827         3.07
     Granted.....................................  1,198,459         2.96
     Canceled....................................   (517,718)        3.03
     Exercised...................................     (4,932)        2.84
                                                  ----------
   Balance December 31, 1999 (1,666,822
    exercisable).................................  3,184,636         3.04
     Granted
       At fair value.............................  1,179,654        36.87
       At prices below fair value................     52,600        47.28
     Canceled....................................   (173,784)        5.37
     Exercised................................... (1,214,001)        3.31
                                                  ----------
   Balance December 31, 2000 (1,097,625
    exercisable).................................  3,029,105        16.73
                                                  ==========

                                                                            Exercisable Options
                                                                            Outstanding (Without
                                       Options Outstanding                      Restriction)
                          --------------------------------------------- ----------------------------
                            Number    Weighted Average
                          Outstanding    Remaining     Weighted Average   Number    Weighted Average
Range of Exercise Prices   12/31/00   Contractual Life  Exercise Price  Exercisable  Exercise Price
- ------------------------  ----------- ---------------- ---------------- ----------- ----------------
$ 2.000-$ 2.906.........   1,186,615     7.75 Years         $ 2.80         821,702       $ 2.86
$ 2.969-$ 3.688.........     629,771     8.42 Years         $ 3.14         243,181         3.01
$ 3.813-$42.969.........   1,081,764     9.71 Years         $36.54          30,837        25.83
$43.032-$57.282.........     130,955     9.70 Years         $44.55           1,905        44.06
                           ---------                                     ---------
$ 2.000-$57.282.........   3,029,105     8.70 Years         $16.73       1,097,625         3.61
                           =========                                     =========

  The weighted average fair value of options granted during 2000 was $33.23 and $41.20 for those issued at fair value and in-the-money, respectively, and during 1999 and 1998 was $1.94, and $1.85, respectively. As of December 31, 2000, 408,331 shares of common stock were available for future grants.

  SFAS 123 encourages, but does not require, entities to adopt the fair value method of accounting for their stock-based compensation plans. Under this method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Fair value is determined using a Black-Scholes option pricing model that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) a four and a half-year expected life in 2000, a two-year expected life in 1999, and a four-year expected life in 1998, (4) no expected dividends, (5) risk-free interest rate of 6.0% in 2000, and 5.5% in both 1999 and 1998 and (6) a volatility factor of 1.095, 1.006, and .91 in 2000, 1999, and 1998, respectively. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted with exercise prices equal to or greater than fair value. If the

                            CELL THERAPEUTICS, INC.

Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, basic and diluted net loss and basic and diluted net loss per share would have been adjusted (increased) as follows for the years ended December 31:

                                         2000          1999          1998
                                     ------------  ------------  ------------
Net loss applicable to common
 shareholders:
  As reported....................... $(52,437,124) $(41,480,663) $(24,971,911)
  As adjusted.......................  (56,893,639)  (43,530,183)  (27,553,633)
Basic and diluted net loss per
 share:
  As reported....................... $      (2.07) $      (2.67) $      (1.62)
  As adjusted.......................        (2.24)        (2.80)        (1.79)

  During the year ended December 31, 2000, in connection with the grant of certain options to employees, the Company recorded deferred stock compensation (included in deferred charges) of $800,000, representing the difference between the exercise price and the fair value of the Company's common stock on the measurement date, of which $366,000 was expensed during 2000.

  In accordance with EITF 96-18, the Company considers all equity instruments issued to non-employees to be accounted for as fair value equity instruments. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the latter of the vesting date or date on which they become exercisable. At December 31, 2000, options to acquire 224,332 shares of common stock are considered fair value options. The Company recognized total EITF 96-18 non-employee equity-based compensation related expense of $2,674,000, $569,000, and $423,000 during 2000, 1999, and 1998, respectively.

  In December 1999, the Compensation Committee of the Board of Directors authorized the issuance of 243,903 restricted shares valued at $746,000 to executive officers and certain employees. The shares vest in December 2002. 28,225 restricted shares were cancelled during 2000 due to employee terminations. The share value was recorded as deferred compensation (included in deferred charges on the balance sheet), and is being amortized over the three year vesting period. The unamortized balance at December 31, 2000 was $660,000.

  The Company has also issued 103,665 restricted share rights to non-employees in 1998 for which ownership vests upon the achievement of a future event (see
Note 11). Compensation related to these rights will be measured as the event becomes probable with final valuation on the vesting date.

 Warrants

  In 1998, the Company issued warrants to purchase 350,000 shares of common stock of the Company in connection with a license agreement (see Note 11). The warrants expire November 12, 2008 and become exercisable only upon the occurrence of certain exercise events, including a license or sale by the Company of any licensed patent rights subject to the agreement to a third party or a change of control of the Company, as defined. The exercise price per share is the lesser of $20.00 or the average closing stock price for the 30 consecutive trading days ending on the date of the exercise event. Compensation related to these warrants will be measured as any of the exercise events become probable with the final valuation on the exercisable date. The exercise events have not occurred as of December 31, 2000.

  In 1999, the Company entered into an agreement with two consulting companies to develop and execute a communication plan for the Company. In connection with this agreement, the Company granted warrants to purchase 150,000 shares of common stock to the consultants, whereby each warrant entitled the holder to purchase one share of the Company's common stock at strike prices ranging from $3.00 to $18.00 per share.

                            CELL THERAPEUTICS, INC.

Except for those warrants with a strike price of $3.00 per share which vested immediately (valued at $37,500, in accordance with EITF 96-18), the warrants vested when the closing price for the Company's common stock equaled or exceeds its strike price for a specified period of time. During 2000, all of the warrants vested and the Company recognized compensation expense of $2.2 million. All the warrants were exercised by the consultants, and converted into 114,308 shares of common stock as of December 31, 2000.

 Employee Stock Purchase Plan

  The Company maintains an Employee Stock Purchase Plan (the Purchase Plan), under which eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, the Company issued 19,666 shares to employees in 2000. There is a balance of 114,268 shares reserved for future purchases at December 31, 2000.

9. Net Loss Per Share

  Basic and diluted loss per share is calculated using the average number of common shares outstanding.

                                            Year ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Net loss applicable to common
 shareholders(A).................... $(52,437,124) $(41,480,663) $(24,971,911)
                                     ============  ============  ============
Weighted average common stock
 outstanding(B).....................   25,344,796    15,551,526    15,409,848
                                     ============  ============  ============
Loss per share:
  Basic and diluted(A/B)............ $      (2.07) $      (2.67) $      (1.62)
                                     ============  ============  ============

  As of December 31, 2000, 1999, and 1998, options, warrants and convertible preferred stock aggregating 5,358,484, 9,986,388, and 2,962,492 common equivalent shares, respectively, were not included in the calculation of net loss per share as they are anti-dilutive.

10. Income Taxes

  As of December 31, 2000, the Company had net operating tax loss carryforwards of approximately $204 million, of which $4.4 million relates to stock option deductions, and research and development credit carryforwards of approximately $6.7 million. The carryforwards begin to expire in the year 2007. Due to rounds of equity financings (and other ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the
Code) see Notes 4 and 12), the Company has incurred "ownership changes" pursuant to the Code, as amended. Accordingly, the Company's use of its net operating loss carryforwards is limited to approximately $6.7 million annually for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The Company's valuation allowance increased $18,899,000, $13,609,000, and $9,905,000, during 2000,
1999, and 1998, respectively.

                            CELL THERAPEUTICS, INC.

  Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                        2000          1999
                                                    ------------  ------------
Deferred tax assets:
  Net operating loss carryforwards................. $ 69,400,000  $ 51,688,000
  Research and development tax credit
   carryforwards...................................    6,714,000     5,555,000
  Accruals on financial statements in excess of tax
   returns.........................................      858,000       649,000
  Charitable contributions carryforward............      139,000        73,000
  Depreciation in financial statements in excess of
   tax.............................................      585,000       831,000
                                                    ------------  ------------
Gross deferred tax assets..........................   77,696,000    58,796,000
Less valuation allowance...........................  (77,645,000)  (58,746,000)
                                                    ------------  ------------
Gross deferred tax liability:                             51,000        50,000
  Accruals on tax returns in excess of financial
   statements......................................      (51,000)      (50,000)
                                                    ------------  ------------
Net deferred tax................................... $        --   $        --
                                                    ============  ============

11. Significant Agreements

  BioChem Therapeutic Inc.: On March 7, 1995, the Company and BioChem Therapeutic Inc. (BioChem), a wholly owned subsidiary of BioChem Pharma, Inc., signed collaboration and supply agreements (the BioChem Collaboration Agreement and the BioChem Supply Agreement, respectively). The BioChem Collaboration Agreement grants an exclusive license to enable BioChem to seek Canadian regulatory approval for, and to use and sell, the Company's lisofylline (LSF) and/or CT-2584 compounds (and compositions thereof) (collectively, the cti Compounds) in Canada. Under the BioChem Collaboration Agreement, the Company is entitled to receive future payments upon the satisfaction of specified product development milestones of up to $1.5 million and royalties on all sales, if any. The BioChem Collaboration Agreement terminates upon the expiration of the last to expire patents covering the cti Compounds or, absent a patent, upon the tenth anniversary of the first commercial sale of such cti Compound. The Company recorded a milestone payment of $100,000 under the BioChem Collaboration Agreement in 1998. The BioChem Supply Agreement terminates 20 years from the date of termination of the BioChem Collaboration Agreement with respect to each of the cti Compounds.

  Johnson & Johnson: In November 1996, the Company entered into a collaboration and license agreement with Ortho Biotech Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation) each of which are wholly owned subsidiaries of Johnson & Johnson (collectively, Johnson & Johnson) for the joint development and commercialization of LSF. Under the terms of the Collaboration Agreement, Johnson & Johnson paid 60% of the U.S. development costs of LSF, a product no longer under development. In November 1998, after reviewing the results of the Company's phase III clinical trial for LSF, the Company and Johnson & Johnson formally amended the Collaboration Agreement and agreed to pay the Company $13.1 million for development cost reimbursements for the year ended December 31, 1998. On April 18, 2000, the Company and Johnson & Johnson terminated the Collaboration Agreement.

 Other Agreements

  PG-TXL Company, L.P.: In 1998, the Company entered into an agreement with PG-TXL Company, L.P. granting the Company an exclusive worldwide license for the rights to polyglutamic acid paclitaxel (PG-TXL), a water soluble form of the cancer drug, Taxol(R) and to all potential uses of PG-TXL Company, L.P.'s polymer technology. Under the terms of the agreement, the Company acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology.

                            CELL THERAPEUTICS, INC.

The Company will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement of up to $20.5 million. Accordingly, the Company made a $2 million milestone payment to PG-TXL Company L.P. in 2000. The Company also granted warrants to purchase 350,000 shares of the Company's common stock (see Note 8) to PG-TXL Company, L.P. The Company is obligated to meet certain development requirements by June 30, 2002 to maintain exclusive license rights.

  The Company also entered into Signing Bonus and Restricted Stock and Share Grant Agreements and Consulting Agreements with certain individuals affiliated with PG-TXL Company, L.P. (the PG-TXL Affiliates). Under the terms of these agreements, the Company has issued 51,835 restricted shares of common stock. These shares vested in November 1999 upon the issuance of a patent, whereupon the Company recorded an expense of $90,711 in accordance with EITF 96-18. The Company also granted 103,665 restricted share rights to the PG-TXL Affiliates, which also vest upon certain performance conditions. The Company will begin to record compensation expense at the time the vesting of the share rights become probable. The Company paid consulting fees to the PG-TXL Affiliates of $111,000 and $343,000 in 2000 and 1999, respectively, and expects to pay approximately $149,000 in 2001.

12. Acquisition of PolaRx Biopharmaceuticals, Inc.

  On January 7, 2000, the Company acquired PolaRx Biopharmaceuticals, Inc. (PolaRx), a biopharmaceutical company that owns the rights to Trisenox (arsenic trioxide, ATO), an anti-cancer compound for which the Company submitted and received approval for a New Drug Application with the FDA. Under the terms of the Agreement and Plan of Merger and Reorganization, dated January 7, 2000, (the Agreement), the Company assumed PolaRx's liabilities and commitments. PolaRx's shareholders received 5 million shares of the Company's common stock. The aggregate consideration of $36.2 million consisted of the 5 million shares of common stock valued at $31.4 million, assumed net liabilities of $3.9 million and transaction costs of approximately $.9 million.

  The Company is also required to make contingent payments of up to $9.0 million and future royalties if certain milestones and target net sales specified in the merger agreement are attained. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and be capitalized as additional goodwill and amortized appropriately. The acquisition was accounted for as a purchase transaction and PolaRx operating results are included in those of the Company from the date of acquisition. The aggregate purchase price of approximately $36.2 million, which was valued by an outside independent party, was allocated, based on the fair value on the acquisition date, to marketing intangible assets ($16.1 million), patented technology ($6.7 million) and goodwill ($13.4 million). The intangible assets are amortized over their estimated useful lives of three to five years. Notes payable aggregating $2,673,306 were assumed in connection with the PolaRx acquisition. The notes carry interest rates of 9% to 15% and became due and were paid between March and November 2000. CTI also assumed and paid a fee of $750,000 to a placement agent in connection with the acquisition.

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

                            CELL THERAPEUTICS, INC.

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

  The pro forma consolidated financial information for the year ended December 31, 1999, determined as if the acquisition had occurred on January 1, 1999, would have resulted in no revenues, a net loss applicable to common shareholders of $53,569,720 and basic and diluted net loss per common share of $2.61. Pro forma information for the period ended December 31, 2000 has not been included as the transaction was consummated on January 7, 2000, which is near the beginning of the period. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and PolaRx been combined during the specified period.

13. PanGenex, Inc.

  In June 2000, the Company founded PanGenex, Inc. (PanGenex), a majority-owned subsidiary focused on identifying novel drug development targets using the recently completed human genome sequence database. As of December 31, 2000, the Company provided funds and administrative services totaling $568,000 to support PanGenex's research and development efforts. Minority interests are not reflected in the balance sheet as all losses of the entity are funded by the Company with no obligation of reimbursement by the minority shareholders.

14. Cell Therapeutics (UK) Limited

  In June 2000, the Company founded Cell Therapeutics (UK) Limited, a wholly-owned, London-based subsidiary, to provide the necessary legal, regulatory and administrative support for the filing of an ATO Marketing Authorization Application in Europe, and to oversee the business interests of the Company in that region.

15. Unaudited Quarterly Data

  The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

                                         First     Second    Third     Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        --------  --------  --------  --------
2000
Revenues..............................  $    --   $    --   $    --   $    502
Operating expenses....................    11,355    12,392    14,618    18,040
Net loss..............................   (11,069)  (11,831)  (13,980)  (15,048)
Net loss applicable to common shares..   (11,195)  (11,958)  (14,108)  (15,176)
Net loss per common share--basic and
 diluted..............................     (0.58)    (0.49)    (0.55)    (0.47)


1999
Revenues..............................  $    --   $    --   $    --   $    --
Operating expenses....................     8,510    10,263    10,185     8,513
Net loss..............................    (8,060)   (9,919)   (9,966)   (8,334)
Net loss applicable to common shares..    (8,060)   (9,919)   (9,966)  (13,535)
Net loss per common share--basic and
 diluted..............................     (0.52)    (0.64)    (0.64)    (0.87)

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

  The information required under Part III, Items 10, 11, 12, and 13, is included in our Proxy Statement relating to our annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year end, December 31, 2000.

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

    (ii) Financial Statement Schedules

      II--Valuation and Qualifying Accounts

      All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

    (iii) Exhibits

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

 10.2(2)   Third Amendment to Lease Agreement between David A. Sabey and Sandra
           L. Sabey and the Registrant, dated as of September 10, 1996.

 10.3(1)   Assignment of Lease between Manlove Travel and the Registrant, dated
           April 23, 1993.

 10.4(2)   Letter Agreement between David A. Sabey, Sandra L. Sabey and the
           Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

 10.5*(2) Employment Agreement between the Registrant and James A. Bianco, dated as of December 17, 1996.

 10.6*(6) Employment Agreement between the Registrant and Louis A. Bianco, dated as of February 1, 1992, as amended May 27, 1994.

 10.7*(1) Employment Agreement between the Registrant and Maurice J. Schwarz, dated May 2, 1994.

 10.8*(7) Employment Agreement between the Registrant and Jack W. Singer, dated September 23, 1997.

 10.9*(1) Severance Agreement between the Registrant and Robert A. Lewis, dated April 1, 1996.

 10.10*(2) Form of Strategic Management Team Severance Agreement.

 10.11(1) Promissory Note between James A. Bianco, M.D. and the Registrant, dated December 23, 1993.

 10.12(1)  Stock Pledge Agreement between James A. Bianco, M.D. and the
           Registrant, dated December 23, 1993.

 10.13*(1) 1994 Equity Incentive Plan, as amended.

 10.14*(1) 1992 Stock Option Plan, as amended.

 10.15*(1) 1996 Employee Stock Purchase Plan.

 10.16(1)  Form of Sales Agent Warrant for the 1992 Private Placement.

 10.17(1)  Warrant, dated November 25, 1992, between the Registrant and David
           H. Smith, M.D.

  Exhibit
   Number                               Description
  -------                               -----------
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

 10.29+(10) Amendment No. 1, dated November 16, 1998, to the Collaboration and
            License Agreement dated as of November 8, 1996, by and between the Registrant and Ortho Biotech Inc. and The R.W. Johnson
            Pharmaceutical Corporation.

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

 10.35(1)   Asset Purchase Agreement, dated of October 17, 1995, between
            Lipomed Corporation, its Stockholders and the Registrant, as amended.

 10.36(6)   Form of Scientific Advisory Board Consulting Agreement.

 10.37(6)   Form of Clinical Advisory Board Consulting Agreement.

 10.38(7)   Master Loan and Security Agreement between the Company and the
            Transamerica Business Credit Corporation, dated as of December 9,
            1997.

 10.39+(10) License Agreement dated as of November 13, 1998, by and between PG-
            TXL Company, L.P. and the Registrant.

 21.1       Subsidiaries of the Registrant.

 Exhibit
 Number                       Description
 -------                      -----------
 23.1    Consent of Ernst & Young, LLP, independent auditors.

 24.1    Power of Attorney (see page 55 of this Form 10-K).

- --------
 * Indicates management contract or compensatory plan or arrangement.
 + Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 (No. 33-4154).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-20855).
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-36603).
(4) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(5) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 8-A.
(6) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form 10.
(7) Incorporated by reference to exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(8) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(9) Incorporated by reference to exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(10) Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

  (b) Reports on Form 10-K

  There were no reports on Form 8-K filed by us during the quarter ended December 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 2, 2001.

                                          Cell Therapeutics, Inc.

                                                /s/ James A. Bianco, M.D.
                                          By___________________________________
                                                   James A. Bianco, M.D.
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Bianco and Louis A. Bianco, and each of them his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment of post-effective amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Max E. Link, Ph.D.         Chairman of the Board and       March 30, 2001
____________________________________  Director
         Max E. Link, Ph.D.

    /s/ James A. Bianco, M.D.        President, Chief Executive      March 30, 2001
____________________________________  Officer and Director
       James A. Bianco, M.D.          (Principal Executive
                                      Officer)

       /s/ Louis A Bianco            Executive Vice President,       March 30, 2001
____________________________________  Finance and Administration
          Louis A. Bianco             (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

     /s/ Jack W. Singer, M.D.        Director                        March 30, 2001
____________________________________
        Jack W. Singer, M.D.

        /s/ Jack L. Bowman           Director                        March 30, 2001
____________________________________
           Jack L. Bowman

   /s/ Wilfred E. Jaeger, M.D.       Director                        March 30, 2001
____________________________________
      Wilfred E. Jaeger, M.D.

             Signature                           Title                    Date
             ---------                           -----                    ----


 /s/ Mary O'Neil Mundinger, DrPH     Director                        March 30, 2001
____________________________________
    Mary O'Neil Mundinger, DrPH

  /s/ Phillip M. Nudelman, Ph.D.     Director                        March 30, 2001
____________________________________
     Phillip M. Nudelman, Ph.D.

                                                                     SCHEDULE II

                            CELL THERAPEUTICS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 2000

                                    Balance at Additions             Balance at
                                    Beginning  Charged to              End of
                                    of Period   Expense   Deductions   Period
                                    ---------- ---------- ---------- ----------
Year ended December 31, 2000
  Reserve for sales returns and
   allowances......................   $ --      $66,874     $ --      $66,874