Form 10-K/A
period 2000-12-31
CELL THERAPEUTICS INC
filed 2001-04-30
CIK 891293

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

                               ---------------

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  This Form 10-K/A contains, in addition to historical information, forward-looking statements. These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-K/A, terms such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of those terms or other comparable terms are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Factors Affecting Our Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business" and elsewhere in this Form 10-K/A.

  Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-K/A to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K/A.

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

  "CTI," "PG-TXL," "CT-2584" and "TRISENOX" are our trademarks. All other product names, trademarks and trade names referred to in this Form 10-K/A are the property of their respective owners.

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

------------------------------------------------------------------------------------------------------------------------------------
      Drug
    Candidate                Indication/Intended Use                  Status
-----------------------------------------------------------------------------------------------------------------------------------
  TRISENOX      Hematologic
  (arsenic      Randomized consolidation therapy for untreated      Phase III*
  trioxide)      acute promyelocytic leukemia (APL)
                Refractory leukemia and lymphoma in pediatric       Phase I*
                 patients
                Combination with ATRA for first line treatment of   Phase IV
                 APL
                Second relapse multiple myeloma following high      Phase II
                 dose chemotherapy
                Relapsed/refractory multiple myeloma with           Phase II
                 dexamethasone
                Relapsed/refractory multiple myeloma with           Phase I/II*
                 ascorbic acid
                Low risk myelodysplasia                             Phase II
                High risk myelodysplasia                            Phase II
                Relapsed/refractory intermediate- and high-grade    Phase II*
                 non-Hodgkin's lymphoma
                Relapsed/refractory Hodgkin's disease               Phase II*
                Relapsed/refractory acute lymphoblastic leukemia    Phase II*
                 (ALL)
                Relapsed/refractory acute myeloid leukemia (AML)    Phase II*
                Fludarabine-refractory or relapsed chronic          Phase II*
                 lymphocytic leukemia (CLL)
                Relapsed/refractory chronic myelogenous leukemia    Phase II*
                 (CML)
                Interferon-a refractory or intolerant chronic       Phase II*
                 phase CML
                Relapsed/refractory Philadelphia chromosome         Phase II*
                 positive ALL and previously untreated CML with
                 blast crisis
                Relapsed/refractory indolent lymphoproliferative    Phase II*
                 disorders
                Refractory anemia (RA), RA with ringed              Phase II*
                 sideroblasts (RARS), low- and intermediate-risk
                 myelodysplasia
                Solid Tumors
                Urothelial (bladder) cancer                         Phase II*
                Advanced hormone-refractory prostate cancer         Phase II*
                Advanced cervical carcinoma                         Phase II*
                Advanced renal cell carcinoma                       Phase II*
-----------------------------------------------------------------------------------------------------------------------------------
  PG-TXL        Advanced solid tumors not previously treated with   Phase I
                 taxanes
  (CT-2103,     Single agent therapy in relapsed ovarian cancer     Phase II
  polyglutamate Advanced solid tumors in combination with           Phase I
                 cisplatin
  paclitaxel)
-----------------------------------------------------------------------------------------------------------------------------------
  PG-CPT        Advanced colon and other cancers                    Preclinical
  (CT-2106,
  polyglutamate
  camptothecin)
-----------------------------------------------------------------------------------------------------------------------------------
  CT-2584       Hormone refractory prostate cancer                  Phase II
                Soft tissue sarcoma                                 Phase II
                Advanced solid tumors in combination with           Phase I
                 cisplatin
                Continuous infusion study                           Phase I
-----------------------------------------------------------------------------------------------------------------------------------

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

  We intend to protect TRISENOX, for indications other than APL, by obtaining orphan drug marketing exclusivity in the U.S. and Europe. When granted orphan drug marketing exclusivity, products usually receive seven years of marketing exclusivity in the U.S. and 10 years in the E.U. We have received orphan drug marketing exclusivity for the use of TRISENOX in APL and have received orphan drug designation for refractory multiple myeloma and myelodysplasia. In January 2001 the European Medicinal Evaluation Agency validated our Marketing Authorization Application for TRISENOX and designated the product as an orphan medicinal product under its recently enacted orphan drug legislation. We expect to receive marketing authorization for TRISENOX in the European Community by the end of this year. We also plan to pursue orphan drug designation for other indications. Seventeen clinical trials for TRISENOX are ongoing in the United States. In addition to these NCI sponsored trials, we have initiated and plan to initiate 10 additional trials for TRISENOX in the United States and Europe. In addition, we have exclusive rights to several patent applications filed by PolaRx Biopharmaceuticals, Inc., Memorial Sloan-Kettering Institute and the Sam Waxman Cancer Foundation which cover methods of treating a variety of cancers and conditions with TRISENOX. If a product that has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug marketing exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

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

  TRISENOX for Advanced Hematologic Malignancies. Hematologic malignancies are cancers of the blood system, and include leukemias and lymphomas. In 1998, more than 80,000 people had acute and chronic leukemia and approximately 31,000 new cases are diagnosed annually in the U.S. Non-Hodgkin's lymphoma affects almost 180,000 people in the U.S., with approximately 55,000 new cases reported in the U.S. in 1999. For patients who relapse, fewer than 25% survive five years, with the majority dying within 14 months of relapse. Preliminary clinical trials with TRISENOX have suggested encouraging activity in advanced leukemias and blood related cancers other than APL and myeloma, including chronic myelogenous leukemia, or CML, acute myeloid leukemia, or AML, and myelodysplasia. Promising preliminary results have also been suggested with respect to advanced lymphomas including non-Hodgkin's lymphoma. The NCI is conducting six phase II or phase III clinical trials investigating the utility of TRISENOX in treating advanced leukemia and lymphoma. If these trials are successful and provide sufficient data, we intend to use data from these trials, where appropriate, to support additional uses and indications for TRISENOX.

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

  We have sought and intend to aggressively seek patent protection in the United States, Europe and Japan to protect any products that we may develop. We also intend to seek patent protection or rely upon trade secrets to protect certain of our enabling technologies that will be used in discovering and evaluating new drugs which could become marketable products. However, such steps may not effectively protect the technology involved. To protect any such trade secrets and other proprietary information, we rely on confidentiality and material transfer agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may be breached, we may not have adequate remedies for breach or our trade secrets may otherwise become known or independently discovered by competitors. We also have members of our Scientific Advisory and Clinical Boards, our consultants and, in most cases, our employees enter into agreements requiring disclosure to us of ideas, developments, discoveries or inventions conceived during employment or consulting and assignment to us of proprietary rights to such matters related to our business and technology.

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

  Non-United States Regulation. Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product.

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

Factors Affecting Our Operating Results

  This annual report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this amended annual report on Form 10-K/A.

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

                                        Year ended December 31,
                         ---------------------------------------------------------
                            2000        1999        1998        1997       1996
                         ----------  ----------  ----------  ----------  ---------
                            (in thousands, except share and per share data)
Consolidated Statements of
 Operations Data:
Revenues:
 Collaboration
  agreements............ $      --   $      --   $   13,200  $   11,831  $   9,121
 Product sales..........        502         --          --          --         --
                         ----------  ----------  ----------  ----------  ---------
   Total revenues.......        502         --       13,200      11,831      9,121
                         ----------  ----------  ----------  ----------  ---------
Operating expenses:
 Cost of product sold...         19         --          --          --         --
 Research and
  development...........     26,574      27,682      29,942      27,285     16,109
 General and
  administrative........     14,770       9,788      10,889      10,090      7,602
 Sales and marketing....      5,651         --          --          --         --
 Amortization of
  purchased
  intangibles...........      9,390         --          --          --         --
                         ----------  ----------  ----------  ----------  ---------
   Total operating
    expenses............     56,404      37,470      40,831      37,375     23,711
                         ----------  ----------  ----------  ----------  ---------
Loss from operations....    (55,902)    (37,470)    (27,631)    (25,544)   (14,590)
                         ----------  ----------  ----------  ----------  ---------
Other income (expense):
 Investment income......      4,518       1,692       3,094       2,895      1,174
 Interest expense.......       (545)       (502)       (435)       (377)      (512)
                         ----------  ----------  ----------  ----------  ---------
Net loss................    (51,929)    (36,280)    (24,972)    (23,026)   (13,928)
Preferred stock
 dividend...............       (508)     (5,201)        --          --         --
                         ----------  ----------  ----------  ----------  ---------
Net loss applicable to
 common shareholders.... $  (52,437) $  (41,481) $  (24,972) $  (23,026) $ (13,928)
                         ==========  ==========  ==========  ==========  =========
Basic and diluted net
 loss per common
 share (1).............. $    (2.07) $    (2.67) $    (1.62) $    (1.98) $   (2.82)
                         ==========  ==========  ==========  ==========  =========
Shares used in
 computation of basic
 and diluted net loss
 per common share....... 25,344,796  15,551,526  15,409,848  11,634,032  4,939,388
                         ==========  ==========  ==========  ==========  =========
                                             December 31,
                         ---------------------------------------------------------
                            2000        1999        1998        1997       1996
                         ----------  ----------  ----------  ----------  ---------
                                            (in thousands)
Consolidated Balance
 Sheets Data:
Cash, cash equivalents,
 securities
 available-for-sale and
 interest receivable.... $  156,433  $   23,880  $   46,435  $   70,444  $  30,987
Working capital.........    146,384      17,705      44,143      67,594     26,300
Total assets............    190,111      30,848      58,156      80,433     37,002
Long-term obligations,
 less current portion...      1,060       2,653       3,888       2,039      2,005
Deficit accumulated
 during development
 stage..................   (210,279)   (158,350)   (122,070)    (97,098)   (74,083)
Total shareholders'
 equity.................    177,943      20,904      47,165      71,760     30,054

--------
(1) See Notes 1 and 9 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and the related Notes included in Items 6 and 8 of this Form 10-K/A. The following discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning research and development expenses, general and administrative expenses, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K/A, particularly in "Factors Affecting Our Operating Results," that could cause actual results to differ significantly from those projected.

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

  In January 2000, we acquired TRISENOX upon our acquisition of PolaRx Biopharmaceuticals, Inc., or PolaRx, a single product company that owned the rights to TRISENOX. The aggregate purchase price of approximately $36.2 million consisted primarily of 5 million shares of common stock. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters, may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For annual sales of TRISENOX in excess of $40 million, PolaRx shareholders will receive a 2% royalty on net sales payable at the then fair market value of our common stock or, in certain circumstances, cash. We assumed net liabilities of $3.9 million from PolaRx and have incurred sales and marketing expenses of $5.7 million associated with the launch of TRISENOX.

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

  Investment income. Investment income increased to approximately $4.5 million for the year ended December 31, 2000 from approximately $1.7 million for the year ended December 31, 1999. This increase is attributed to higher average cash balances on hand during 2000 because we completed a private placement and secondary offering in 2000, which generated net proceeds of approximately $164.6 million.

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

  Research and development. Research and development expenses decreased to approximately $27.7 million for the year ended December 31, 1999 from approximately $29.9 million for the year ended December 31, 1998. This decrease was due primarily to the winding down of manufacturing and preclinical development activities for lisofylline and a reduction in research and development staff ($6.9 million), offset in part by development activities for PG-TXL and CT-2584 ($4.7 million).

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

Income Taxes

  As of December 31, 2000, we had available for Federal income tax purposes net operating loss carryforwards of approximately $204 million, of which $4.4 million relates to stock option deductions, and research and development credit carryforwards of approximately $6.7 million. These carryforwards begin to expire in 2007. Our ability to utilize these net operating loss and research and development credit carryforwards is subject to annual limitations of $6.7 million for losses incurred prior to March 26, 1997, and may be subject to additional limitations thereafter pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cell Therapeutics, Inc.

  We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
     Series D, designated, issued and
      outstanding--2,425 and 10,000
      at December 31, 2000 and 1999,
      respectively; liquidation preference--
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

                            CELL THERAPEUTICS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          Preferred Stock--                            Notes                     Accumulated
                              Series D           Common Stock        Receivable                     Other         Total
                          ----------------- -----------------------     from      Accumulated   Comprehensive Shareholders'
                          Shares   Amount     Shares      Amount      Officers      Deficit     Income (Loss)    Equity
                          ------ ---------- ---------- ------------  ----------  -------------  ------------- -------------
Balance at January 1,
 1998...................     --  $      --  15,378,419 $168,893,074  $     --    $ (97,098,121)   $(34,649)   $ 71,760,304
Proceeds from stock
 options exercised and
 stock awards...........     --         --       8,570       86,992        --              --          --           86,992
Non-employee stock
 option compensation
 expense................     --         --         --       422,923        --              --          --          422,923
Restricred shares issued
 to non-employees.......     --         --      51,835          --         --              --          --              --
Proceeds from stock sold
 via employee stock
 purchase plan..........     --         --      95,535      215,646        --              --          --          215,646
Notes receivable from
 officers...............     --         --         --           --    (380,000)            --          --         (380,000)
Comprehensive loss:
 Unrealized gains on
  securities available-
  for-sale..............     --         --         --           --         --              --       31,019          31,019
 Net loss for the period
  ended December 31,
  1998..................     --         --         --           --         --      (24,971,911)        --      (24,971,911)
Comprehensive loss......                                                                                       (24,940,892)
                          ------ ---------- ---------- ------------  ---------   -------------    --------    ------------
Balance at December 31,
 1998...................     --         --  15,534,359  169,618,635   (380,000)   (122,070,032)     (3,630)     47,164,973
Net proceeds from the
 issuance of Series D
 convertible preferred
 stock and warrants to
 acquire common stock
 net of offering costs
 of $755,040 (including
 warrants issued to
 placement agent valued
 at $100,000)...........  10,000  6,227,960        --     3,117,000        --              --          --        9,344,960
Preferred stock
 dividend...............     --         --         --       (44,444)       --              --          --          (44,444)
Proceeds from stock
 options exercised and
 stock awards, and stock
 sold via employee stock
 purchase plan..........     --         --      61,177      131,449        --              --          --          131,449
Non-employee equity
 based compensation
 expense................     --         --         --       568,767        --              --          --          568,767
Reclass to current asset
 for former officer.....     --         --         --           --      50,000             --          --           50,000
Comprehensive loss:
 Unrealized losses on
  securities available-
  for-sale..............     --         --         --           --         --              --      (31,606)        (31,606)
 Net loss for the period
  ended December 31,
  1999..................     --         --         --           --         --      (36,280,150)        --      (36,280,150)
                                                                                                              ------------
Comprehensive loss......                                                                                       (36,311,756)
                          ------ ---------- ---------- ------------  ---------   -------------    --------    ------------
Balance at December 31,
 1999...................  10,000  6,227,960 15,595,536  173,391,407   (330,000)   (158,350,182)    (35,236)     20,903,949

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                         Preferred Stock--                               Notes                     Accumulated
                              Series D             Common Stock        Receivable                     Other         Total
                         -------------------  -----------------------     from      Accumulated   Comprehensive Shareholders'
                         Shares    Amount       Shares      Amount      Officers      Deficit     Income (Loss)    Equity
                         ------  -----------  ---------- ------------  ----------  -------------  ------------- -------------
PolaRx acquisition...       --           --    5,000,000   31,401,569        --              --          --       31,401,569
Conversion of
 preferred stock to
 common stock........    (7,575)  (4,717,680)  3,502,890    4,717,680        --              --          --              --
Net proceeds from the
 issuance of common
 stock, net of
 offering costs of
 $4,460,818
 (including warrants
 issued to placement
 agent valued at
 $1,581,000).........       --           --    3,333,334   37,120,190        --              --          --       37,120,190
Net proceeds from the
 issuance of common
 stock via follow-on
 public offering, net
 of offering costs of
 $9,301,660..........       --           --    3,600,000  127,498,340        --              --          --      127,498,340
Preferred stock
 dividend............       --           --        6,366      (83,333)       --              --          --          (83,333)
Proceeds from stock
 warrants exercised..       --           --    1,290,834    2,876,000        --              --          --        2,876,000
Proceeds from stock
 options exercised
 and stock awards,
 and stock sold via
 employee stock
 purchase plan.......       --           --    1,233,667    4,257,103        --              --          --        4,257,103
Equity based
 compensation
 expense.............       --           --          --     5,715,565                        --          --        5,715,565
Reclass to current
 asset for former
 officer.............       --           --          --           --      75,000             --          --           75,000
Comprehensive loss:
 Unrealized gains on
  securities
  available-for-
  sale...............       --           --          --           --         --              --      107,571         107,571
 Net loss for the
  period ended
  December 31, 2000..       --           --          --           --         --      (51,928,791)        --      (51,928,791)
                                                                                                                ------------
Comprehensive loss...                                                                                            (51,821,220)
                         ------  -----------  ---------- ------------  ---------   -------------    --------    ------------
Balance at December 31,
 2000................     2,425  $ 1,510,280  33,562,627 $386,894,521  $(255,000)  $(210,278,973)   $ 72,335    $177,943,163
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

  The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing, and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products under development could become obsolete or diminished in value by discoveries and developments of other organizations. As the Company operates as one segment, no additional disclosures are required in accordance with FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

 Intangible Assets

  Intangible assets consists of goodwill and other acquisition-related intangible assets acquired in 2000. The assets were valued by an outside independent party. The assets are amortized straight-line over their estimated useful lives, ranging from three to five years. Accumulated amortization totaled $9.4 million at December 31, 2000. The Company periodically performs reviews to evaluate the recoverability of goodwill and other intangibles and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. In the event that the sum of future undiscounted cash flows is less than recorded book value, the carrying amount will be reduced to its fair value.

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

 New Accounting Pronouncements

  During June 1999, the FASB issued Statement of Financial Accounting Standard, or SFAS, 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133. SFAS 137 defers the effective date of SFAS 133 to fiscal 2001. During June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. The Company will adopt SFAS 138 concurrently with SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards that require every derivative be in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value be recognized in earnings unless specific hedge accounting criteria are met. As the Company does not currently utilize hedge instruments, the adoption of SFAS 133 is not expected to have a material effect.

 Reclassifications

  Certain prior year items have been reclassified to conform to the current year presentation.

2. Securities Available-for-Sale

  Securities available-for-sale consist of the following as of December 31:

                                                    2000
                               -----------------------------------------------
                                              Gross      Gross
                                Amortized   Unrealized Unrealized
                                   Cost       Gains      Losses    Fair Value
                               ------------ ---------- ---------- ------------
   U.S. government
    obligations............... $ 20,078,475  $14,200    $    --   $ 20,092,675
   Municipal government
    obligations...............    4,049,242   15,548         --      4,064,790
   Corporate obligations......  106,971,789   56,298     (13,711)  107,014,376
                               ------------  -------    --------  ------------
                               $131,099,506  $86,046    $(13,711) $131,171,841
                               ============  =======    ========  ============
                                                    1999
                               -----------------------------------------------
                                              Gross      Gross
                                Amortized   Unrealized Unrealized
                                   Cost       Gains      Losses    Fair Value
                               ------------ ---------- ---------- ------------
   Municipal government
    obligations............... $    398,339  $   --     $   (663) $    397,676
   Corporate obligations......   17,842,527      419     (34,992)   17,807,954
                               ------------  -------    --------  ------------
                                $18,240,866  $   419    $(35,655) $ 18,205,630
                               ============  =======    ========  ============

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
                                                   ============  ============

  Depreciation expense of $1,726,000, $1,823,000, and $1,881,000 was recognized during 2000, 1999, and 1998, respectively.

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

  In February 2000, the Company completed a $40 million private placement of 3,333,334 shares of common stock at an offering price of $12 per share, resulting in net proceeds of approximately $37.1 million. In connection with the offering, the Company issued 170,000 warrants to purchase shares of common stock to a placement agent and finder. The warrants are exercisable at a price of $13.20 per share and expire February 15, 2005. The shares of common stock issued and issuable upon the exercise of the warrants have certain registration rights. During the year ended December 31, 2000, 40,875 warrants were exercised and converted into 38,721 shares of common stock. There were 129,125 warrants outstanding as of December 31, 2000.

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
                                                  ==========

                                                                            Exercisable Options
                                                                            Outstanding (Without
                                       Options Outstanding                      Restriction)
                          --------------------------------------------- ----------------------------
                            Number    Weighted Average
                          Outstanding    Remaining     Weighted Average   Number    Weighted Average
Range of Exercise Prices   12/31/00   Contractual Life  Exercise Price  Exercisable  Exercise Price
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
                           =========                                     =========

  The weighted average fair value of options granted during 2000 was $33.23 and $41.20 for those issued at fair value and in-the-money, respectively, and during 1999 and 1998 was $1.94 and $1.85, respectively. As of December 31, 2000, 408,331 shares of common stock were available for future grants.

  SFAS 123 encourages, but does not require, entities to adopt the fair value method of accounting for their stock-based compensation plans. Under this method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Fair value is determined using a Black-Scholes option pricing model that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) a four and a half-year expected life in 2000, a two-year expected life in 1999, and a four-year expected life in 1998, (4) no expected dividends, (5) risk-free interest rate of 6.0% in 2000, and 5.5% in both 1999 and 1998, and (6) a volatility factor of 1.095, 1.006, and .91 in 2000, 1999, and 1998, respectively. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted with exercise prices equal to or greater than fair value. If the

                            CELL THERAPEUTICS, INC.

Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, basic and diluted net loss and basic and diluted net loss per share would have been adjusted (increased) as follows for the years ended December 31:

                                        2000          1999          1998
                                    ------------  ------------  ------------
   Net loss applicable to common
    shareholders:
     As reported................... $(52,437,124) $(41,480,663) $(24,971,911)
     As adjusted...................  (56,893,639)  (43,530,183)  (27,553,633)
   Basic and diluted net loss per
    share:
     As reported................... $      (2.07) $      (2.67) $      (1.62)
     As adjusted...................        (2.24)        (2.80)        (1.79)

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

                            CELL THERAPEUTICS, INC.

Except for those warrants with a strike price of $3.00 per share which vested immediately (valued at $37,500, in accordance with EITF 96-18), the warrants vested when the closing price for the Company's common stock equaled or exceeded its strike price for a specified period of time. During 2000, all of the warrants vested and the Company recognized compensation expense of $2.2 million. All the warrants were exercised by the consultants, and converted into 114,308 shares of common stock as of December 31, 2000.

 Employee Stock Purchase Plan

  The Company maintains an Employee Stock Purchase Plan (the Purchase Plan), under which eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the lower of the subscription date fair market value or the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, the Company issued 19,666 shares to employees in 2000. There is a balance of 114,268 shares reserved for future purchases at December 31, 2000.

9. Net Loss Per Share

  Basic and diluted loss per share is calculated using the average number of common shares outstanding.

                                           Year ended December 31,
                                    ----------------------------------------
                                        2000          1999          1998
                                    ------------  ------------  ------------
   Net loss applicable to common
    shareholders(A)................ $(52,437,124) $(41,480,663) $(24,971,911)
                                    ============  ============  ============
   Weighted average common stock
    outstanding(B).................   25,344,796    15,551,526    15,409,848
                                    ============  ============  ============
   Loss per share:
     Basic and diluted(A/B)........ $      (2.07) $      (2.67) $      (1.62)
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

                            CELL THERAPEUTICS, INC.

  Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                        2000          1999
                                                    ------------  ------------
   Deferred tax assets:
     Net operating loss carryforwards.............  $ 69,400,000  $ 51,688,000
     Research and development tax credit
      carryforwards...............................     6,714,000     5,555,000
     Accruals on financial statements in excess of
      tax returns.................................       858,000       649,000
     Charitable contributions carryforward........       139,000        73,000
     Depreciation in financial statements in
      excess of tax...............................       585,000       831,000
                                                    ------------  ------------
   Gross deferred tax assets......................    77,696,000    58,796,000
   Less valuation allowance.......................   (77,645,000)  (58,746,000)
                                                    ------------  ------------
   Gross deferred tax liability:                          51,000        50,000
     Accruals on tax returns in excess of
      financial statements........................       (51,000)      (50,000)
                                                    ------------  ------------
   Net deferred tax...............................  $        --   $        --
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

  Johnson & Johnson: In November 1996, the Company entered into a collaboration and license agreement with Ortho Biotech Inc. and the R.W. Johnson Pharmaceutical Research Institute (a division of Ortho Pharmaceutical Corporation), each of which are wholly owned subsidiaries of Johnson & Johnson (collectively, Johnson & Johnson), for the joint development and commercialization of LSF. Under the terms of the Collaboration Agreement, Johnson & Johnson paid 60% of the U.S. development costs of LSF, a product no longer under development. In November 1998, after reviewing the results of the Company's phase III clinical trial for LSF, the Company and Johnson & Johnson formally amended the Collaboration Agreement and agreed to pay the Company $13.1 million for development cost reimbursements for the year ended December 31, 1998. On April 18, 2000, the Company and Johnson & Johnson terminated the Collaboration Agreement.

 Other Agreements

  PG-TXL Company, L.P.: In 1998, the Company entered into an agreement with PG-TXL Company, L.P. granting the Company an exclusive worldwide license for the rights to polyglutamic acid paclitaxel (PG-TXL), a water soluble form of the cancer drug, Taxol(R), and to all potential uses of PG-TXL Company, L.P.'s polymer technology. Under the terms of the agreement, the Company acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology.

                            CELL THERAPEUTICS, INC.

The Company will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement of up to $20.5 million. Accordingly, the Company made a $2 million milestone payment to PG-TXL Company, L.P. in 2000. The Company also granted warrants to purchase 350,000 shares of the Company's common stock (see Note 8) to PG-TXL Company, L.P. The Company is obligated to meet certain development requirements by June 30, 2002 to maintain exclusive license rights.

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

12. Acquisition of PolaRx Biopharmaceuticals, Inc.

  On January 7, 2000, the Company acquired PolaRx Biopharmaceuticals, Inc. (PolaRx), a biopharmaceutical company that owned the rights to TRISENOX (arsenic trioxide, ATO), an anti-cancer compound for which the Company submitted and received approval for a New Drug Application with the FDA. Under the terms of the Agreement and Plan of Merger and Reorganization, dated January 7, 2000, (the Agreement), the Company assumed PolaRx's liabilities and commitments. PolaRx's shareholders received 5 million shares of the Company's common stock. The aggregate consideration of $36.2 million consisted of the 5 million shares of common stock valued at $31.4 million, assumed net liabilities of $3.9 million, and transaction costs of approximately $.9 million.

  The Company is also required to make contingent payments of up to $9.0 million and future royalties if certain milestones and target net sales specified in the merger agreement are attained. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and be capitalized as additional goodwill and amortized appropriately. The acquisition was accounted for as a purchase transaction, and PolaRx operating results are included in those of the Company from the date of acquisition. The aggregate purchase price of approximately $36.2 million, which was valued by an outside independent party, was allocated, based on the fair value on the acquisition date, to marketing intangible assets ($16.1 million), patented technology ($6.7 million) and goodwill ($13.4 million). The intangible assets are amortized over their estimated useful lives of three to five years. Notes payable aggregating $2,673,306 were assumed in connection with the PolaRx acquisition. The notes carry interest rates of 9% to 15% and became due and were paid between March and November 2000. CTI also assumed and paid a fee of $750,000 to a placement agent in connection with the acquisition.

  The marketing of a commercial product bridges the gap in the Company's pipeline of products and creates an opportunity to access a broader market segment with a relatively non-controversial and accepted product. The value of this marketing strategy is related to the acquisition of successfully-completed clinical trial studies which included bioanalytical and statistical data, analyses and reports which have enabled the subsequent timely filing of a New Drug Application. The timely filing of the New Drug Application greatly enhances the Company's relative competitive market position. The value of the preclinical and clinical research acquired together with the Orphan Drug Designation by the FDA accelerates the potential for regulatory approval and commercialization of a marketable product. The fair value of the marketing intangibles was determined by the replacement cost approach, which seeks to measure the future benefits of ownership by quantifying the amount of money that would be required to replace the future service capability of the subject intangible property. Replacement cost

                            CELL THERAPEUTICS, INC.

was the total cost to create a successful marketing strategy, and included an examination of the substantial research and development cost savings achieved by the Company through the acquisition of PolaRx.

  Through the purchase of PolaRx, the Company also acquired a patent for the treatment of primary and metastic neoplastic diseases using arsenic compounds. By forecasting the incremental revenues and net incomes expected by the utilization of this patent in the areas of Acute Promyelocytic Leukemia (APL) and Multiple Myeloma over an expected five year period, it is possible to separate the value attributable to the patent by utilizing an income approach. The fair value of the patented technology was determined by discounting the forecasted earnings streams to each application at 30% over the anticipated revenue life of five years, which produced net present values of $2,018,000 and $4,594,000 for the APL and Multiple Myeloma indications, respectively.

  The pro forma consolidated financial information for the year ended December 31, 1999, determined as if the acquisition had occurred on January 1, 1999, would have resulted in no revenues, a net loss applicable to common shareholders of $53,569,720, and basic and diluted net loss per common share of $2.61. Pro forma information for the period ended December 31, 2000 has not been included, as the transaction was consummated on January 7, 2000, which is near the beginning of the period. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the Company and PolaRx been combined during the specified period.

13. PanGenex, Inc.

  In June 2000, the Company founded PanGenex, Inc. (PanGenex), a majority-owned subsidiary focused on identifying novel drug development targets using the recently completed human genome sequence database. As of December 31, 2000, the Company provided funds and administrative services totaling $568,000 to support PanGenex's research and development efforts. Minority interests are not reflected in the balance sheet, as all losses of the entity are funded by the Company with no obligation of reimbursement by the minority shareholders.

14. Cell Therapeutics (UK) Limited

  In June 2000, the Company founded Cell Therapeutics (UK) Limited, a wholly-owned, London-based subsidiary, to provide the necessary legal, regulatory and administrative support for the filing of a TRISENOX Marketing Authorization Application in Europe, and to oversee the business interests of the Company in that region.

15. Unaudited Quarterly Data

  The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  --------
   2000
   Revenues........................... $    --   $    --   $    --   $    502
   Operating expenses.................   11,355    12,392    14,618    18,040
   Net loss...........................  (11,069)  (11,831)  (13,980)  (15,048)
   Net loss applicable to common
    shares............................  (11,195)  (11,958)  (14,108)  (15,176)
   Net loss per common share--basic
    and diluted.......................    (0.58)    (0.49)    (0.55)    (0.47)


   1999
   Revenues........................... $    --   $    --   $    --   $    --
   Operating expenses.................    8,510    10,263    10,185     8,513
   Net loss...........................   (8,060)   (9,919)   (9,966)   (8,334)
   Net loss applicable to common
    shares............................   (8,060)   (9,919)   (9,966)  (13,535)
   Net loss per common share--basic
    and diluted.......................    (0.52)    (0.64)    (0.64)    (0.87)

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

                                                         Age as   Director
Name                                                   of 5/01/01  Since   Class
----                                                   ---------- -------- -----
Max E. Link, Ph.D. (1)(2).............................     60       1995     II
James A. Bianco, M.D. (2).............................     44       1991    III
Jack W. Singer, M.D...................................     58       1991    III
Jack L. Bowman (3)(4).................................     68       1995      I
Wilfred E. Jaeger, M.D. (3)(4)........................     45       1992     II
Mary O. Mundinger, DrPH. (3)..........................     64       1997    III
Phillip M. Nudelman, Ph.D. (2)(4).....................     65       1994      I

--------
(1) Chairman of the board of directors.
(2)Member of the executive committee.
(3)Member of the compensation committee.
(4) Member of the audit committee.

  Dr. Link joined the board of directors in July 1995 as its vice chairman and has served as chairman of the board of directors since January 1996. In addition, Dr. Link has held a number of executive positions with pharmaceutical and healthcare companies. Most recently, he served as chief executive officer of Corange, Limited from May 1993 until June 1994. Prior to joining Corange, Dr. Link served in a number of positions within Sandoz Pharma Ltd., including chief executive officer from 1990 until April 1992, and chairman from April 1992 until May 1993. Dr. Link currently serves on the board of directors of Alexion Pharmaceuticals, Inc., Access Pharmaceuticals, CytRx Corporation, Discovery Labs, Human Genome Sciences, Inc., Protein Design Labs, Inc., Celsion Corporation, and Osiris Therapeutics. Dr. Link received his Ph.D. in economics from the University of St. Gallen.

  Dr. Bianco is our principal founder and has been our president and chief executive officer since February 1992 and one of our directors since our inception in September 1991. Prior to joining us, Dr. Bianco was an assistant professor of medicine at the University of Washington, Seattle, and an assistant member in the clinical research division of the Fred Hutchinson Cancer Research Center, the world's largest bone marrow transplant center. From 1990 to 1992, Dr. Bianco was the director of the Bone Marrow Transplant Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco received his B.S. degree in biology and physics from New York University and his M.D. from Mount Sinai School of Medicine. Dr. Bianco is the brother of Louis A. Bianco, our executive vice president, finance and administration.

  Dr. Singer is one of our founders and directors and currently serves as our executive vice president, research program chairman. Dr. Singer has been one of our directors since our inception in September 1991. From April 1992 to July 1995, Dr. Singer was our executive vice president, research and development. Prior to joining us, Dr. Singer was a professor of medicine at the University of Washington and a full member of the Fred Hutchinson Cancer Research Center. From 1975 to 1992, Dr. Singer was the chief of medical oncology at the Veterans Administration Medical Center in Seattle. Dr. Singer received his M.D. from State University of New York, Downstate Medical College.

  Mr. Bowman has been one of our directors since April 1995. From 1987 until January 1994, Mr. Bowman was a company group chairman at Johnson & Johnson, having primary responsibility for a group of companies in the diagnostic, blood glucose monitoring and pharmaceutical businesses. From 1980 to 1987, Mr. Bowman held various positions at American Cyanamid Company, most recently as executive vice president. Mr. Bowman was a member of the board of trustees of The Johns Hopkins University and serves on the board of directors of NeoRx Corporation, CytRx Corporation and Cellegy Pharmaceuticals, Inc., Targeted Genetics Corporation, Celgene Corporation, Osiris Therapeutics, and Reliant Pharmaceuticals.

  Dr. Jaeger has been one of our directors since September 1992. Dr. Jaeger is a founding general partner of Three Arch Partners, a venture capital firm which focuses on health care investments. Prior to joining Three Arch Partners in 1993, he was a partner at Collinson Howe Venture Partners, formerly Schroeder Venture Advisors and the Phoenix Partners. Dr. Jaeger is also a director of Intensiva Healthcare Corporation. Dr. Jaeger received his M.D. from the University of British Columbia in Vancouver, B.C., Canada.

  Dr. Mundinger has been one of our directors since April 1997. Since 1986, she has been a dean and professor at the School of Nursing, and an associate dean on the faculty of medicine at Columbia University. Dr. Mundinger currently serves on the board of directors of United Health Group. Dr. Mundinger received her doctorate of public health from Columbia's School of Public Health.

  Dr. Nudelman has been one of our directors since March 1994. He is the president and chief executive officer of The Hope Heart Institute. From 1998 to 2000, he was the chairman of the board of Kaiser/Group Health. From 1990 to 2000, Dr. Nudelman was the president and chief executive officer of Group Health Cooperative of Puget Sound, a health maintenance organization. Dr. Nudelman serves on the board of directors of SpaceLabs Medical, Inc., Personal Path Systems, and Cytran Ltd. Dr. Nudelman received his B.S. degree in microbiology, zoology and pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in health systems management from Pacific Western University.

Executive Officers

  The following table sets forth certain information with respect to our executive officers:

                          Age as of
Name                       5/01/01  Position
----                      --------- --------------------------------------------------------
James A. Bianco, M.D. ..      44    President, Chief Executive Officer
Jack W. Singer, M.D. ...      58    Executive Vice President, Research Program Chairman
Louis A. Bianco.........      48    Executive Vice President, Finance and Administration
Susan O. Moore..........      52    Executive Vice President, Corporate Resource Development
Edward F. Kenney........      56    Executive Vice President, Chief Operating Officer

  See "Directors and Executive Officers of the Registrant--Directors" for biographical information concerning Drs. Bianco and Singer.

  Mr. Bianco is one of our founders and has been our executive vice president, finance and administration since February 1, 1992, and was a director from our inception in September 1991 to April 1992 and from April 1993 to April 1995. From January 1989 through January 1992, Mr. Bianco was a vice president at Deutsche Bank Capital Corporation in charge of risk management. Mr. Bianco is a Certified Public Accountant and received his M.B.A. from New York University. Mr. Bianco and Dr. Bianco are brothers.

  Ms. Moore was our executive vice president, corporate resource development from January 1999 to January 2001, responsible for corporate communications and human resource development, and served as executive vice president, human resource development from July 1995 to December 1998. From March 1993 to July 1995, Ms. Moore was our vice president of human resources. Ms. Moore's employment with us terminated in January 2001. Prior to joining us, Ms. Moore was self-employed as a compensation consultant. From 1991 to December 1992, Ms. Moore was the director of human resources at ICOS Corporation, a biotechnology company. From 1984 to 1990, Ms. Moore served as program manager for Software Engineering Digital Equipment Corporation.

  Mr. Kenney has been our executive vice president, chief operating officer since January 1999. From February 1997 to September 1998 he was vice president of marketing and sales at CellPro Incorporated. From 1987 to 1996 he served in various sales, marketing and business development positions at Cetus Corporation and Chiron Corporation, which merged in 1991. From 1991 to 1996, Mr. Kenney was a marketing manager in the cardiovascular therapy area at Boehringer Ingelheim, and from 1978 to 1986, he served in various sales, marketing and business development capacities at Bristol-Myers Corporation. Mr. Kenney earned a M.S. degree in Natural Resources from Ohio State University.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other of our equity securities. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them. Based solely on review of this information, or written representations from reporting persons that no other reports were required, we believe that, during the 2000 fiscal year, all
Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

Director Compensation

  Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on the board. Non-employee directors are paid $2,000 per meeting of the board or board committee, up to a maximum of $10,000 per director each calendar year. All directors are reimbursed for their expenses incurred in attending board meetings. In 2000, pursuant to the Automatic Option Grant Program in effect for the directors under our 1994 Stock Option Plan, each non-employee director also received a fully-vested option grant for

1,905 shares one year after the commencement of his or her service as a director. Each of these options has an exercise price equal to 100% of the fair market value on the grant date in 2000 and a term of ten years measured from the grant date, subject to early termination if the optionee stops serving as a director.

Compensation of Executive Officers

  The following table sets forth all compensation earned in the years ended December 31, 2000, 1999 and 1998 by our chief executive officer and the four other most highly compensated executive officers who were serving as executive officers at December 31, 2000, who we will collectively refer to as the named executive officers:

                          Summary Compensation Table

                          Annual Compensation    Long-Term Compensation Awards
                          -------------------- -----------------------------------
                                                                                       All
                                                             Restricted Securities    Other
                                               Other Annual    Stock    Underlying   Compen-
Name and Principal             Salary   Bonus  Compensation  Awards ($)  Options     sation
Position                  Year   ($)     ($)     ($) (1)        (2)      (#) (3)       ($)
------------------        ---- ------- ------- ------------  ---------- ----------   -------
James A. Bianco, M.D. ..  2000 433,125 193,101    66,394(4)       --     300,000      49,461(5)
 President and Chief      1999 433,224  50,000   101,885(6)   108,412    100,000     141,397(7)
 Executive Officer        1998 433,224  30,000    89,096(8)       --     403,672(9)  139,917(10)
Jack W. Singer, M.D. ...  2000 260,016     --        --           --      70,000      10,984(11)
 Executive Vice
  President,              1999 260,016     --        --        65,067     40,000      11,655(11)
 Research Program
  Chairman                1998 260,016     --        --           --     122,031(9)   11,655(11)
Louis A. Bianco.........  2000 300,120     --        --           --      60,000      10,621(12)
 Executive Vice
  President,              1999 300,120     --        --        54,252     35,000      10,428(13)
 Finance and
  Administration          1998 300,120     --        --           --     126,531(9)   72,517(14)
Edward F. Kenney........  2000 225,000     --        --           --     100,000         --
 Executive Vice
  President,              1999 211,442     --        --        56,304    135,000         --
 Chief Operating Officer  1998      --     --        --           --         --          --
Susan O. Moore (15).....  2000 161,971     --        --           --         --        4,070(16)
 Executive Vice
  President,              1999 161,971  20,000       --        42,720     35,000       4,319(16)
 Corporate Resource
  Development             1998 157,237     --        --           --     112,787(9)    4,319(16)

--------
 (1) Other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of the perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the applicable year.

 (2) All restricted stock grants were made on December 22, 1999 under the 1994 Equity Incentive Plan. The aggregate number of shares held by the named executive officers at the end of 2000 (and their market value as of December 31, 2000) were: Dr. Bianco, 35,394 ($108,412); Dr. Singer,
     21,243 ($65,067); Mr. Bianco, 17,712 ($54,252); Mr. Kenney, 18,382
     ($56,304); and Ms. Moore, 13,947 ($42,720). All of these grants vest 100%
     on the third anniversary of the grant date.

 (3) None of the named executive officers held any stock appreciation rights.

 (4) Other annual compensation for Dr. Bianco includes payments totaling $66,394 to cover Dr. Bianco's estimated tax liabilities with respect to (i) certain perquisites, and (ii) a life insurance premium payment.

 (5) All other compensation for Dr. Bianco includes the following: (i) reimbursement of long-term disability insurance premiums of $9,461, and
   (ii) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment.

 (6) Other annual compensation for Dr. Bianco includes payments totaling $101,885 to cover Dr. Bianco's estimated tax liabilities with respect to
   (i) certain perquisites, and (ii) the life insurance premium payment and loan forgiveness described in Note 7.

 (7) All other compensation for Dr. Bianco includes the following: (i) reimbursement of long-term disability insurance premiums of $9,461, (ii) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment, (iii) loan forgiveness of $88,036 pursuant to the terms of Dr. Bianco's employment agreement, and (iv) travel and expense reimbursements totaling $3,900.

 (8) Other annual compensation for Dr. Bianco includes payments totaling $89,096 to cover Dr. Bianco's estimated tax liabilities with respect to (i) certain perquisites, and (ii) a life insurance premium payment and loan forgiveness described in Note 10.

 (9) In July 1998, the board of directors approved the repricing of outstanding options to $2.906 per share by exchanging such outstanding options for new ten-year options. The terms of the exchange also included a one-year blackout period on the exercise of the repriced options that expired on July 31, 1999. All other terms and conditions of the options remained unchanged. Grants for the year ended December 31, 1998, include options that were initially granted in prior years and have been repriced and exchanged for new options in 1998 as follows: Dr. Bianco, 303,672 options were repriced and exchanged; Dr. Singer, 77,031 options were repriced and exchanged; Mr. Bianco, 91,531 options were repriced and exchanged; and Ms. Moore, 77,787 options were repriced and exchanged.

(10) All other compensation for Dr. Bianco includes the following: (i) reimbursement of long-term disability insurance premiums of $8,736, (ii) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment, (iii) loan forgiveness of $84,309 pursuant to the terms of Dr. Bianco's employment agreement, and (iv) travel and expense reimbursements totaling $6,872.

(11) All other compensation for Dr. Singer includes reimbursement for long-term disability insurance premiums.

(12) All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,443, and
   (ii) a premium payment of $2,178 for life insurance.

(13) All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,499, and
   (ii) a premium payment of $1,929 for life insurance.

(14) All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,442, (ii) a premium payment of $1,674 for life insurance, and (iii) payments aggregating $62,401 for unused sick and vacation leave accrued by Mr. Bianco during 1997, pursuant to the terms of his employment agreement then in effect.

(15) Ms. Moore's employment with us terminated in January 2001.

(16) All other compensation for Ms. Moore includes reimbursement for long-term disability insurance premiums.

  The following table sets forth for each of the named executive officers the number of options granted during the year ended December 31, 2000 and the potential realizable value of such grants. No stock appreciation rights were granted to such individuals for the 2000 fiscal year.

                      Options Granted in Last Fiscal Year

                                       Individual Grants
                          --------------------------------------------  Potential Realizable
                                      % of Total                          Value at Assumed
                           Number of   Options                         Annual Rates of Stock
                          Securities  Granted to                       Price Appreciation for
                          Underlying  Employees   Exercise                Option Term (3)
                            Options   in Fiscal    Price    Expiration ----------------------
Name                      Granted (1)  Year (%)  ($/Sh) (2)    Date      5% ($)     10% ($)
----                      ----------- ---------- ---------- ---------- ---------- -----------
James A. Bianco, M.D. ..    300,000      24.3%     $42.97    11/30/10  $8,106,892 $20,544,456
Jack W. Singer, M.D. ...     70,000       5.7       42.97    11/30/10   1,891,608   4,793,706
Louis A. Bianco.........     60,000       4.9       42.97    11/30/10   1,621,378   4,108,891
Edward F. Kenney........    100,000       8.1       42.97    11/30/10   2,702,297   6,848,152
Susan O. Moore..........        --        --          --          --          --          --

--------
(1) Options were granted under the 1994 plan.

(2) Stock options were granted at an exercise price equal to 100% of the estimated fair value of the common stock, as determined by the board of directors on the date of grant, pursuant to the terms of the 1994 plan.

(3) Potential realizable value is based on the assumption that the common stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in this table will be achieved.

  The following table sets forth for each of the named executive officers, the fiscal year-end number and value of unexercised options. No stock appreciation rights were exercised by any of the named executive officers during 2000, and none of the named executive officers held any stock appreciation rights at the end of the 2000 fiscal year.

 Aggregated Option Exercises in Latest Fiscal Year and Fiscal Year-End Option
                                    Values

                                                    Number of Securities
                                                   Underlying Unexercised     Value of Unexercised
                                                         Options at          In-the-Money Options at
                            Shares       Value       Fiscal Year End (#)     Fiscal Year-End ($) (1)
                          Acquired on   Realized  ------------------------- -------------------------
Name                      Exercise (#)    ($)     Exercisable Unexercisable Exercisable Unexercisable
----                      -----------  ---------- ----------- ------------- ----------- -------------
James A. Bianco, M.D. ..    98,048     $6,629,239   305,625      399,999    $12,874,800  $4,831,291
Jack W. Singer, M.D. ...    27,500      1,162,055    92,685      111,666      3,910,926   1,897,962
Louis A. Bianco.........     3,218        107,301   123,314       94,999      5,195,247   1,596,695
Edward F. Kenney........       --             --     11,667      223,333        490,014   5,326,936
Susan O. Moore..........    26,500      1,767,186    86,288       34,999      3,634,341   1,471,055

--------
(1) This amount is the aggregate number of in-the-money options multiplied by the difference between the last reported sale price of the common stock on the Nasdaq National Market on December 31, 2000 and the exercise price for that option.

Employment Agreements

  Dr. Bianco, President and Chief Executive Officer, entered into an employment agreement with us effective July 4, 2000. The agreement provides that, in the event that Dr. Bianco's employment is involuntarily terminated, the severance benefits are equal to: eighteen months base salary, immediate vesting of all of Dr. Bianco's stock options and restricted shares, payment for life insurance and accrued but unused vacation. The employment agreement restricts Dr. Bianco from competing with us for the term of the severance payment period following the termination of his employment with us. In addition, the severance payments are conditioned upon Dr. Bianco not soliciting our employees. The agreement also provides that, in the event a change of control (as defined in the employment agreement) occurs, then all of Dr. Bianco's stock options and restricted shares will immediately become vested. It further provides that, if any payments are subject to the excise tax on parachute payments, we will make a gross up payment in an amount which covers the excise tax due plus the excise and income taxes payable on the gross up payment.

  Each of Jack W. Singer, Louis A. Bianco, Susan O. Moore, and Edward F. Kenney has entered into a severance agreement with us effective September 23, 1997, February 1, 1998, January 1, 1997, and January 22, 1999, respectively. The agreements provide that, in the event any of the foregoing named executive officers is terminated by us without cause or resigns for good reason, including a change in title in connection with a change in control in the cases of Dr. Singer and Mr. Bianco: (1) we will pay the base salary for one year from the severance date (2) we will pay accrued but unused vacation through the severance date, (3) we will continue to pay benefits for one year from the severance date, and (4) all stock options will become immediately vested.

Inventions and proprietary information agreements restrict Dr. Singer from competing with us for two years after the termination of his employment with us.

Compensation Committee Report on Executive Compensation

  The compensation committee of the board of directors is composed of directors who are not our employees. The compensation committee is responsible for establishing and administering our executive compensation arrangements, including the compensation of the chief executive officer and our other executive officers and key employees, subject to ratification by the board. The compensation committee also administers the 1994 plan and the 1996 employee stock purchase plan and makes all stock option grants under the 1994 plan to our executive officers.

                          General Compensation Policy

  We operate in the extremely competitive and rapidly changing biotechnology industry. The compensation committee believes that the compensation programs for our executive officers should be designed to attract, retain and motivate talented executives responsible for our success and should be determined within a competitive framework and based on the achievement of strategic corporate objectives and individual performance and teamwork. Within this overall philosophy, the compensation committee's objectives are to:

  . Offer a total compensation program that takes into consideration the compensation practices of a specifically identified peer group of companies with which we compete for executive talent.

  . Integrate each executive officer's compensation package with annual and long-term corporate objectives and focus the officer's attention on the attainment of those objectives.

  . Encourage the creation of shareholder value through the achievement of strategic corporate objectives.

  . Provide annual variable incentive awards that take into account our performance relative to corporate objectives and the individual executive officer's contributions.

  . Align the financial interests of executive officers with those of shareholders by providing significant equity-based, long-term incentives.

                      Compensation Components and Process

  The compensation committee has developed a compensation policy that is designed to attract and retain qualified key executive officers critical to our success.

  Accordingly, the compensation committee makes its decisions based upon the attainment of corporate-wide, team and individual performances. These performances are evaluated in terms of the achievement of strategic and business plan goals, including long-term goals tied to the expansion of our core technology and innovative product development, the discovery of new drug candidates and the development of our organizational infrastructure.

  In establishing the compensation package of our executive officers, the compensation committee has adopted a "total pay" philosophy which includes three major components: (1) base salary set at levels that are commensurate with those of comparable positions at other pharmaceutical or biotechnology companies; (2) annual bonuses and stock option grants tied to the achievement of strategic corporate and team objectives and individual performance; and (3) long-term, stock-based incentive awards intended to strengthen the mutuality of interests between the executive officers and our shareholders.

  The compensation committee determines the compensation levels for the executive officers with the assistance of an independent consulting firm that furnishes the compensation committee with executive compensation data drawn from several nationally recognized surveys of companies within the biotechnology and pharmaceutical industries. On the basis of those surveys, the compensation committee has identified a peer group of companies with which we compete for executive talent and which have a total capitalization and head count similar to ours and are at approximately the same stage of commercialization, which we will refer to as the peer companies.

  The positions of our chief executive officer and the other executive officers were compared with those of their counterparts at the peer companies, and the market compensation levels for comparable positions were examined to determine base salary, target incentives, and total cash compensation. In addition, the practices of the peer companies concerning stock option grants were also reviewed and compared.

  Base Salary. The base salary for each executive officer is set at a level considered appropriate for comparable positions at the peer companies. The compensation committee's policy is to target base salary levels at the market average level of base salary in effect for comparable positions at the peer companies. Executive officers who attain the core competencies required of their positions are paid at that level. The compensation committee makes its base salary determinations in accordance with the market average level in effect for comparable positions at the peer companies, competitive market forces and the evaluation of performance and core competency provided for each executive officer by the chief executive officer.

  Variable Incentive Awards. To reinforce the attainment of our goals, the compensation committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay. The annual incentive payment for each executive officer is determined on the basis of the achievement of the corporate objectives established for the fiscal year and the Committee's evaluation of the officer's performance both on an individual and team basis. For the 2000 fiscal year, the corporate performance objectives were tied to the following measures of success: (1) receiving approval for our New Drug Application by the Food and Drug Administration for TRISENOX; (2) timely and successful launching of TRISENOX in the United States; (3) raising substantial capital to support the Company's commercial and development programs; and (4) initiating an Investigational New Drug application for PG-TXL by year end.

  Long-Term, Equity-Based Incentive Awards. The goal of our long-term equity-based incentive awards is to align the interests of executive officers with the shareholders and to provide each executive officer with a significant incentive to perform his or her management duties from the perspective of an owner with an equity stake in the business. Such incentive is provided through stock option grants made under the 1994 plan. The size of the option grant to each executive officer is set at a level which the compensation committee feels is appropriate to create a meaningful opportunity for stock ownership based upon the executive officer's current position with us, internal comparability with stock option grants made to our other executives, the executive officer's current level of performance and his or her potential for future responsibility and promotion over the option term. The compensation committee also takes into account comparable equity incentives provided to individuals in similar positions in the biotechnology and pharmaceutical industries, as reflected in external surveys, and the number of unvested options held by the executive officer at the time of the new grant. The compensation committee has established certain general guidelines by which it seeks to target a fixed number of unvested option shares for each executive officer based upon his or her current position with us and his or her potential for in-house growth (i.e., future responsibilities and possible promotions over the option term). However, the compensation committee does not strictly adhere to these guidelines in making stock option grants, and the relative weight which is given to the various factors varies from individual to individual, as the circumstances warrant.

  During fiscal 2000, the compensation committee awarded the executive officers new stock options for an aggregate of 530,000 shares of common stock. Each grant allows the officer to acquire the shares underlying the stock option at a fixed price per share (the market price on the grant date) over a ten-year period of time. Specifically, the options vest in periodic installments over a three-year period, contingent upon the executive officer's continued employment with us. Accordingly, the option will provide a return only if the officer remains with us and then only if the market price appreciates over the option term.

                  Compensation of the Chief Executive Officer

  The base salary of our chief executive officer, James A. Bianco, M.D., is reviewed annually by the compensation committee and has remained at $433,224 since the 1998 fiscal year. Such salary level was established on the basis of the base salary levels in effect for chief executive officers at the other biotechnology and pharmaceutical companies comprising the peer companies. This salary level for Dr. Bianco brings him to 8% above the average of the salary levels in effect for the chief executive officers of the peer companies. The compensation committee granted Dr. Bianco bonuses of $193,101 during 2000. This amount is 52% of base pay, and is above peer data suggesting that short term incentive target grants are approximately 40% of base pay.

  Dr. Bianco was also awarded stock options for 300,000 shares of common stock at an exercise price of $42.97 per share. The grant reflected the compensation committee's continuing policy to maintain his option holdings at a level consistent with that for other chief executive officers of comparable commercial companies in the pharmaceutical industry and to subject a portion of his overall compensation each year to the market performance of our common stock. Accordingly, the stock option grants will be of no value to Dr. Bianco unless there is appreciation in the value of our common stock over the option term.

             Compliance with Internal Revenue Code Section 162(m)

  As a result of Section 162(m) of the Internal Revenue Code, which was enacted into law in 1993, we will not be allowed a federal income tax deduction for compensation paid to certain officers, to the extent that compensation exceeds one (1) million dollars per officer in any one year. This limitation will apply to all compensation which is not considered to be performance based. Compensation which does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. Our 1994 plan has been structured so any compensation deemed paid in connection with the exercise of stock options granted under that plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation.

  The cash compensation paid to our executive officers during fiscal 2000 did not exceed the one (1) million dollar limit per officer. However in order to permit greater flexibility under our 1994 plan and to maximize our federal income tax deductions, the compensation committee recommended to the board that the 1994 plan be amended to increase the maximum number of options to purchase shares or direct stock awards that may be granted in any calendar year to any employee, director or consultant from 233,000 to 500,000 shares.


                                          COMPENSATION COMMITTEE

                                          Jack L. Bowman
                                          Wilfred E. Jaeger, M.D.
                                          Mary O. Mundinger, DrPH

Compensation Committee Interlocks and Insider Participation

  During the last completed fiscal year, the compensation committee consisted of Drs. Jaeger and Mundinger and Messrs. Curnock Cook, Bowman and Morris. Messrs. Curnock Cook and Morris resigned from the board effective September 8, 2000 and January 24, 2000, respectively. None of these individuals was at any time during the last completed fiscal year, or at any other time, one of our officers or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding beneficial ownership of common stock, as of March 31, 2001 (after giving effect to an assumed conversion of all outstanding shares of Series D preferred stock at March 31, 2001 into common stock at the conversion price of $2.1625 per share on March 31, 2001), by (1) each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors and nominees for director, (3) each of our executive officers named in the Summary Compensation Table herein, and (4) all directors and executive officers as a group:

                                   Number of Shares                 Percentage
Name and Address of Beneficial    Beneficially Owned Shares Subject  Ownership
Owner (1)                                 (2)          to Options       (2)
------------------------------    ------------------ -------------- ----------
Lindsay A. Rosenwald and The
 Aries Master Funds (3)..........     5,805,234             --        16.48%
 c/o Paramount Capital Asset
 Management, Inc.
 787 Seventh Avenue, 48th Floor
 New York, NY 10019
Essex Woodlands Health Ventures
 Fund IV, L.P. (4)...............     3,003,342             --         8.62
 15001 Walden Road, Suite 101
 Montgomery, TX 77356
Janus Capital Corporation (5)....     2,781,130             --         7.99
 100 Fillmore Street
 Denver, CO 90206
INVESCO Funds Group (6)..........     1,788,500             --         5.14
 7800 East Union Avenue
 Denver, CO 80237
James A. Bianco, M.D.**..........       604,587         267,577        1.72
Jack L. Bowman**.................        22,383          22,383           *
Wilfred E. Jaeger, M.D.**(7).....         3,240           3,240           *
Max E. Link, Ph.D.**.............        12,382           3,810           *
Mary O. Mundinger, DrPH**........        15,000          15,000           *
Phillip M. Nudelman, Ph.D.**.....        31,811          31,811           *
Jack W. Singer, M.D.**...........       316,093          92,865           *
Louis A. Bianco..................       140,791          79,978           *
Edward F. Kenney.................        78,510          78,338           *
Susan O. Moore...................       118,187          78,787           *
All directors and executive
 officers as a group (10
 persons)........................     1,342,984         673,789        3.78

--------
 * Less than 1%

**Denotes director of the Company

(1) The address of the individuals listed is 201 Elliott Avenue West, Suite 400, Seattle, Washington 98119.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors, and Schedules 13D and 13G filed with the SEC. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2001, are deemed outstanding for computing the percentage of the person holding the option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(3) Includes (a) 2,417,795 shares of common stock and warrants to purchase 35,000 shares of common stock held by Lindsay A. Rosenwald, M.D., (b) 780,578 shares of our common stock issuable upon conversion of 1,688 shares of Series D preferred stock, warrants to purchase 257,219 shares of common stock, and

   997,469 shares of common stock held by The Aries Master Fund, a Cayman Island exempted company, (c) 316,301 shares of our common stock issuable upon conversion of 684 shares of Series D preferred stock, warrants to purchase 104,229 shares of common stock, and 562,428 shares of common stock held by Aries Domestic Fund L.P., (d) 24,508 shares of our common stock issuable upon conversion of 53 shares of Series D preferred stock, warrants to purchase 8,076 shares of common stock, and 301,631 shares of common stock, held by Aries Domestic Fund II, L.P. Paramount Capital Asset Management, Inc. is the general partner of each of the Aries Domestic Funds and the investment manager of The Aries Master Fund. Dr. Rosenwald is the chairman and sole shareholder of Paramount Capital Asset Management.

(4) Consists of 3,003,342 shares of common stock beneficially owned by Essex Woodlands Health Ventures Fund IV, L.P. Mr. Martin P. Sutter is the managing director of Essex Woodlands Health Ventures Fund IV, L.P.

(5) Janus Capital Corporation has sole power to vote and dispose of 2,781,130 shares. Mr. Thomas H. Bailey, the president and chairman of the board of Janus Capital Corporation, has sole power to vote and dispose of 2,781,130 shares. Also, Janus Global Life Sciences Fund has sole power to vote and dispose of 1,952,185 shares.

(6) Consists of 1,788,500 shares of common stock beneficially owned by INVESCO Funds Group.

(7) Does not include 12,858 shares issuable upon exercise of options beneficially owned by affiliates of Collinson Howe Venture Partners pursuant to an agreement with Dr. Jaeger. Dr. Jaeger, a director of the Company, is a former partner at Collinson Howe.

Item 13. Certain Relationships and Related Transactions

  On December 16, 1998, in lieu of cash bonuses, we extended loans at 4.97% annual interest to the following executive officers: Dr. Bianco, $100,000 and Dr. Singer, $75,000. The promissory notes provide for a single payment of principal and interest on December 16, 2002. The largest balances outstanding on the loans during 2000 were $110,412 and $82,809, respectively. The amounts outstanding at March 31, 2001 were $111,762, and $83,822, respectively.

  In 1999, we entered into an agreement with a clinical medical consultant who is the spouse of one of our executive officers. During 2000 we paid the clinical medical consultant approximately $77,450 in fees for services rendered.

Stock Performance Graph

                                                       [Stock Performance Graph]

                                       3/21/97 3/31/97 6/30/97 9/30/97 12/31/97
                                       ------- ------- ------- ------- --------
Cell Therapeutics, Inc................ $100.00 $ 97.56 $108.54 $145.12 $165.85
Nasdaq Stock Index (U.S.)............. $100.00 $ 97.03 $114.81 $134.22 $125.66
Nasdaq Pharmaceutical Index........... $100.00 $ 93.87 $101.39 $113.79 $102.24
                                               3/31/98 6/30/98 9/30/98 12/31/98
                                               ------- ------- ------- --------
Cell Therapeutics, Inc................         $ 40.24 $ 26.22 $ 20.73 $ 29.27
Nasdaq Stock Index (U.S.).............         $147.06 $151.12 $136.37 $177.21
Nasdaq Pharmaceutical Index...........         $112.25 $103.76 $ 97.98 $130.15
                                               3/31/99 6/30/99 9/30/99 12/31/99
                                               ------- ------- ------- --------
Cell Therapeutics, Inc................         $ 34.15 $ 24.09 $ 21.95 $ 68.29
Nasdaq Stock Index (U.S.).............         $198.73 $217.40 $222.81 $329.31
Nasdaq Pharmaceutical Index...........         $142.74 $145.40 $167.27 $244.63
                                               3/31/00 6/30/00 9/30/00 12/31/00
                                               ------- ------- ------- --------
Cell Therapeutics, Inc................         $228.66 $298.78 $650.61 $439.63
Nasdaq Stock Index (U.S.).............         $369.59 $321.33 $295.67 $198.14
Nasdaq Pharmaceutical Index...........         $300.24 $333.28 $366.59 $304.28

  The stock performance graph depicts the cumulative total return on our common stock compared to the current total return for the Nasdaq Stock Index (U.S.) and the Nasdaq Pharmaceutical Index. The graph assumes an investment of $100 on March 21, 1997, when our stock was first traded in a public market. Reinvestment of dividends, if any, is assumed in all cases.

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

    (iii) Exhibits

 Exhibit
  Number                               Description
 -------                               -----------
  2.1(12) Agreement and Plan of Reorganization between PolaRx
          Biopharmaceuticals, Inc., the Registrant and PolaRx
          Biopharmaceuticals Acquisition Corp., dated January 7, 2000.

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

 10.2(2)  Third Amendment to Lease Agreement between David A. Sabey and Sandra
          L. Sabey and the Registrant, dated as of September 10, 1996.

 10.3(1)  Assignment of Lease between Manlove Travel and the Registrant, dated
          April 23, 1993.

  Exhibit
   Number                               Description
  -------                               -----------
 10.4(2)    Letter Agreement between David A. Sabey, Sandra L. Sabey and the
            Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

 10.5*(2) Employment Agreement between the Registrant and James A. Bianco, dated as of December 17, 1996.

 10.5(a)* Employment Agreement between the Registrant and James A. Bianco, dated as of July 4, 2000.

 10.6*(6) Employment Agreement between the Registrant and Louis A. Bianco, dated as of February 1, 1992, as amended May 27, 1994.

 10.6(a)*   Strategic Management Team Severance Agreement between the
            Registrant and Louis A. Bianco, dated as of February 1, 1998.

 10.7*      Strategic Management Team Severance Agreement between the
            Registrant and Susan O. Moore, dated as of January 1, 1997.

 10.8*(7) Employment Agreement between the Registrant and Jack W. Singer, dated September 23, 1997.

 10.8(a)*   Strategic Management Team Severance Agreement between the
            Registrant and Jack W. Singer, dated as of September 23, 1997.

 10.9*      Strategic Management Team Severance Agreement between the
            Registrant and Edward F. Kenney, dated as of January 22, 1999.

 10.10*(2)  Form of Strategic Management Team Severance Agreement.

 10.11(1) Promissory Note between James A. Bianco, M.D. and the Registrant, dated December 23, 1993.

 10.12(1)   Stock Pledge Agreement between James A. Bianco, M.D. and the
            Registrant, dated December 23, 1993.

 10.13*(1)  1994 Equity Incentive Plan, as amended.

 10.14*(1)  1992 Stock Option Plan, as amended.

 10.15*(11) 1996 Employee Stock Purchase Plan, as amended.

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

 10.25+(6)  Supply Agreement by and between BioChem Therapeutic Inc. and the
            Registrant, dated March 7, 1995.

 10.26+(2)  Supply Agreement by and between ChiRex, Ltd. and the Registrant, dated January 21, 1997.

  Exhibit
   Number                               Description
  -------                               -----------
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

 10.36(6)   Form of Scientific Advisory Board Consulting Agreement.

 10.37(6)   Form of Clinical Advisory Board Consulting Agreement.

 10.38(7)   Master Loan and Security Agreement between the Company and the
            Transamerica Business Credit Corporation, dated as of December 9,
            1997.

 10.39+(10) License Agreement dated as of November 13, 1998, by and between PG-
            TXL Company, L.P. and the Registrant.

 10.40(10)  Form of Promissory Note (executed on December 12, 1998), between the Registrant and each of the following persons: James A. Bianco, Jack W. Singer, and Louis A. Bianco.

 21.1#      Subsidiaries of the Registrant.

 23.1       Consent of Ernst & Young, LLP, independent auditors.

 24.1#      Power of Attorney (see page 56 of the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 2000).

--------
  # Previously filed.

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

(10) Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(11) Incorporated by reference to exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1997.

(12) Incorporated by reference to exhibits to the Registrant's Form 8-K, filed on January 25, 2000.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed by us during the quarter ended December 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2001.

                                          Cell Therapeutics, Inc.

                                                /s/ James A. Bianco, M.D.
                                          By___________________________________
                                                   James A. Bianco, M.D.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

                 *                   Chairman of the Board and       April 30, 2001
____________________________________  Director
         Max E. Link, Ph.D.

     /s/ James A. Bianco, M.D.       President, Chief Executive      April 30, 2001
____________________________________  Officer and Director
       James A. Bianco, M.D.          (Principal Executive
                                      Officer)

                 *                   Executive Vice President,       April 30, 2001
____________________________________  Finance and Administration
          Louis A. Bianco             (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

                 *                   Director                        April 30, 2001
____________________________________
        Jack W. Singer, M.D.

                 *                   Director                        April 30, 2001
____________________________________
           Jack L. Bowman

                 *                   Director                        April 30, 2001
____________________________________
      Wilfred E. Jaeger, M.D.
                 *                   Director                        April 30, 2001
____________________________________
    Mary O'Neil Mundinger, DrPH

                 *                   Director                        April 30, 2001
____________________________________
     Phillip M. Nudelman, Ph.D.

   *By: /s/ James A. Bianco
____________________________________
       James A. Bianco, M.D.
         (Attorney-in-Fact)

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