Form 10-Q
period 2001-03-31
CELL THERAPEUTICS INC
filed 2001-05-15
CIK 891293

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2001

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

                                Yes   X     No
                                    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           CLASS                                   OUTSTANDING AT MARCH 31, 2001
           -----                                   -----------------------------

Common Stock, no par value (including
associated Preferred Stock Purchase Rights)....             33,706,907


     This report on Form 10-Q, including all exhibits, contains 21 pages.
                   The exhibit index is located on page 21.

================================================================================

                            CELL THERAPEUTICS, INC.

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I  FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheets -- March 31, 2001 and
        December 31, 2000...................................................        3
        Consolidated Statements of Operations -- Three months
        ended March 31, 2001 and 2000.......................................        4
        Consolidated Statements of Cash Flows -- Three months
        ended March 31, 2001 and 2000.......................................        5
        Notes to Consolidated Financial Statements..........................        6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................        7

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........       19

PART II OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K....................................       19
        SIGNATURES..........................................................       20
        EXHIBIT INDEX.......................................................       21

                                    PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            CELL THERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,          December 31,
                                                                                      2001                2000
                                                                               -----------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  25,520,874       $  23,734,953
  Securities available-for-sale                                                      117,426,752         131,171,841
  Interest receivable                                                                  1,902,788           1,526,666
  Accounts receivable, net of allowance of $191,459 and $66,874
    at March 31, 2001 and December 31, 2000, respectively                                360,542             109,501
  Inventory                                                                              154,307             167,073
  Prepaid expenses and other current assets                                              458,543             782,592
                                                                               -----------------   -----------------
    Total current assets                                                             145,823,806         157,492,626

Property and equipment, net                                                            4,946,765           4,263,424
Goodwill, net                                                                          9,501,343          10,134,766
Other intangibles, net                                                                14,975,951          16,689,903
Other assets and deferred charges                                                      1,179,340           1,530,734
                                                                               -----------------   -----------------
    Total assets                                                                   $ 176,427,205       $ 190,111,453
                                                                               =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $   1,170,589       $   1,113,089
  Accrued expenses                                                                     6,086,413           8,495,225
  Current portion of long-term obligations                                             1,409,782           1,500,208
                                                                               -----------------   -----------------
    Total current liabilities                                                          8,666,784          11,108,522

Long-term obligations, less current portion                                              823,602           1,059,768

Commitments

Shareholders' equity:
  Preferred Stock, no par value:
    Authorized shares - 10,000,000
      Series A and B, 161,118.645 shares designated,
        none issued or outstanding                                                             -                   -
      Series D, designated, issued and outstanding shares - 2,425 at March 31, 2001 and December 31, 2000, respectively;
        liquidation preference - $2,425,000                                            1,510,280           1,510,280
  Common Stock, no par value:
    Authorized shares - 100,000,000
      Issued and outstanding shares - 33,706,907 and 33,562,627
        at March 31, 2001 and December 31, 2000, respectively                        387,269,101         386,894,521
Notes receivable from officers                                                          (225,000)           (255,000)
Accumulated deficit                                                                 (221,859,332)       (210,278,973)
Accumulated other comprehensive income                                                   241,770              72,335
                                                                               -----------------   -----------------
    Total shareholders' equity                                                       166,936,819         177,943,163
                                                                               -----------------   -----------------
    Total liabilities and shareholders' equity                                     $ 176,427,205       $ 190,111,453
                                                                               =================   =================

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                                March 31,
                                                                   -------------------------------------
                                                                         2001                 2000
                                                                   ----------------     ----------------
Revenues:
  Product sales                                                        $    929,280         $          -
Operating expenses:
  Cost of product sold                                                       50,772                    -
  Research and development                                                6,931,408            7,070,932
  General and administrative                                              3,890,271            1,932,932
  Sales and marketing                                                     1,556,864                    -
  Amortization of purchased intangibles                                   2,347,375            2,351,105
                                                                      --------------       -------------
    Total operating expenses                                             14,776,690           11,354,969
                                                                      --------------       -------------
Loss from operations                                                    (13,847,410)         (11,354,969)
Other income (expense):
  Investment income                                                       2,342,285              481,728
  Interest expense                                                          (75,237)            (195,838)
                                                                      --------------       -------------
Net loss                                                                (11,580,362)         (11,069,079)
                                                                      --------------       -------------
  Preferred stock dividend                                                 (125,000)            (126,389)
                                                                      --------------       -------------
Net loss applicable to common shareholders                             $(11,705,362)        $(11,195,468)
                                                                      ==============       =============

Basic and diluted net loss per common share                            $      (0.35)        $      (0.58)
                                                                      ==============       =============

Shares used in calculation of basic and diluted
  net loss per common share                                              33,673,092           19,439,774
                                                                      ==============       =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       2001           2000
                                                                  -------------  -------------
Operating Activities
Net loss applicable to common shareholders                        $ (11,705,362) $ (11,195,468)
Adjustments to reconcile net loss applicable
  to common shareholders to net cash used
  in operating activities:
    Preferred stock dividend                                            125,000        126,389
    Depreciation and amortization                                     2,762,467      2,796,626
    Noncash rent benefit                                                (28,728)       (28,728)
    Noncash compensation expense                                         80,640        471,433
    Investment premium (discount) amortization (accretion)             (594,510)         6,751
    Loss on sale of investment securities                                     -          1,431
    Changes in assets and liabilities:
      Interest receivable                                              (376,122)         3,520
      Accounts receivables, net                                        (251,041)             -
      Inventory                                                          12,766              -
      Prepaid expenses and other current assets                         354,049       (716,919)
      Other assets and deferred charges                                 351,394         61,810
      Accounts payable                                                   57,500       (392,875)
      Accrued expenses                                               (2,533,812)      (156,699)
                                                                  -------------  -------------
Total adjustments                                                       (40,397)     2,172,739
                                                                  -------------  -------------
Net cash used in operating activities                               (11,745,759)    (9,022,729)
                                                                  -------------  -------------
Investing activities
Purchases of securities available-for-sale                          (43,187,964)   (10,569,937)
Proceeds from sales of securities available-for-sale                          -      1,495,155
Proceeds from maturities of securities available-for-sale            57,697,000      4,805,000
Purchases of property and equipment                                  (1,098,432)       (30,167)
PolaRx acquisition, net of cash acquired                                     -        (781,438)
                                                                  -------------  -------------
Net cash provided by (used in) investing activities                  13,410,604     (5,081,387)
                                                                  -------------  -------------
Financing activities
Sale of common stock, net of offering costs                                   -     37,248,374
Sale of Series D preferred stock via private placement,
  net of offering costs                                                       -         49,129
Proceeds from common stock options exercised                            418,940      1,517,957
Repayment of notes payable                                                    -       (230,806)
Repayment of long-term obligations                                     (297,864)      (263,192)
                                                                  -------------  -------------
Net cash provided by financing activities                               121,076     38,321,462
                                                                  -------------  -------------
Net increase in cash and cash equivalents                             1,785,921     24,217,346
Cash and cash equivalents at beginning of year                       23,734,953      5,674,386
                                                                  -------------  -------------
Cash and cash equivalents at end of year                          $  25,520,874  $  29,891,732
                                                                  =============  =============
Supplemental disclosure of cash flow information
Conversion of Series D preferred stock into common stock          $           -  $   3,861,335
                                                                  =============  =============
Common Stock issued in PolaRx acquisition                         $           -  $  31,440,000
                                                                  =============  =============
Cash paid during the period for interest obligations              $      75,237  $     195,838
                                                                  =============  =============

                    See accompanying notes.

                            CELL THERAPEUTICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial information of Cell Therapeutics, Inc. (the Company) as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2000 included in the Company's Form 10-K/A for the year ended December 31, 2000.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of costs incurred for proprietary and collaboration research and development. These costs are expensed as incurred.

INVENTORY

     Inventory is stated at the lower of cost, using a weighted-average method, or market value. Inventory at March 31, 2001 consists of finished goods and work-in-process of the Company's FDA-approved pharmaceutical drug, TRISENOX.

(2)  REPORTING COMPREHENSIVE INCOME

     For the three months ended March 31, 2001 and 2000, the Company's comprehensive loss was as follows:

                                                    Three months ended
                                              ------------------------------
                                              March 31, 2001  March 31, 2000
                                              --------------  --------------
  Net loss applicable to common shareholders    $(11,705,362)  $(11,195,468)
  Other comprehensive loss:
  Unrealized holding gains (losses) arising
    during period                                    169,435         (5,392)
                                                ------------   ------------
  Total comprehensive loss                      $(11,535,927)  $(11,200,860)
                                                ============   ============

3)   NEW ACCOUNTING PRONOUNCEMENTS

     During June 1999, the FASB issued Statement of Financial Accounting Standard, or SFAS, 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. SFAS 137 defers the effective date of SFAS 133 to fiscal 2001. During June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. The Company adopted SFAS 138 concurrently with SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards that requires every derivative be in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value be recognized in earnings unless specific hedge accounting criteria are met. As the Company does not currently utilize hedge instruments, the adoption of SFAS 133 had no effect on the financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2000 WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

     We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer.

     Since commencement of operations in 1992, we have been engaged in research and development activities, including conducting preclinical studies and clinical trials. In September 2000, we received approval of our New Drug Application (NDA) by the Food and Drug Administration (FDA) for TRISENOX (injectable arsenic trioxide), and have since recorded product sales for TRISENOX of approximately $1,431,000 through the first quarter of 2001. As of March 31, 2001, we had incurred aggregate net losses of approximately $221.9 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

     In January 2000, we acquired TRISENOX upon our acquisition of PolaRx, a single product company that owned the rights to TRISENOX. The aggregate purchase price of approximately $36.2 million consisted primarily of 5 million shares of common stock. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters, may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For annual sales of TRISENOX in excess of $40 million, PolaRx shareholders will receive a 2% royalty on net sales payable at the then fair market value of our common stock or, in certain circumstances, cash. We assumed net liabilities of $3.9 million from PolaRx and have incurred sales and marketing expenses of $7.2 million associated with the launch of TRISENOX.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000.

     Product sales. In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia (APL). We recorded net product sales of approximately $929,000 for TRISENOX for the three months ended March 31, 2001.

     Cost of product sold. The cost of product sold during the three months ended March 31, 2001 was approximately $51,000. Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

     Research and development expenses. Research and development expenses decreased to approximately $6.9 million for the three months ended March 31, 2001, from approximately $7.1 million for the three months ended March 31, 2000. This decrease is primarily due to our having discontinued development of lisofylline ($300,000), a reduction in stock-based compensation ($310,000), and preclinical costs associated with the development of PG-TXL ($180,000), offset in part by an increase in clinical pharmacology costs for TRISENOX and manufacturing development costs for PG-TXL ($590,000). We anticipate increased research and development expenses in connection with the clinical development plans for TRISENOX, PG-TXL, CT-2584 and our other products.

     General and administrative expenses. General and administrative expenses increased to approximately $3.9 million for the three months ended March 31, 2001, from approximately $1.9 million for the three months ended March 31, 2000. This increase reflects noncash expenses of approximately $500,000 in stock-based compensation to our consultants and operating expenses associated with supporting our research, development and marketing activities of approximately $1.5 million. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.

     Sales and marketing. We expensed approximately $1.6 million in our sales and marketing effort for the three months ended March 31, 2001. We intend sales and marketing expenses to increase as we continue the launch of TRISENOX.

     Amortization of purchased intangibles. In January, 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. We recorded acquired intangible assets for marketing, patents and goodwill aggregating $36.2 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the three months ended March 31, 2001 was approximately $2.3 million.

     Investment income. Investment income increased to approximately $2.3 million for the three months ended March 31, 2001 from approximately $482,000 for the three months ended March 31, 2000. This increase is attributed to higher average cash balances on hand during the three months ended March 31, 2001 because we completed a secondary offering in September 2000, which generated net proceeds of approximately $127.5 million.

     Interest expense. Interest expense decreased to approximately $75,000 for the three months ended March 31, 2001 from approximately $196,000 for the three months ended March 31, 2000. This decrease was due primarily to lower average balances of outstanding long-term obligations.

     Preferred stock dividend. We accrued $125,000 for a preferred stock dividend for the three months ended March 31, 2001 in connection with preferred stock issued in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had approximately $142.9 million in cash, cash equivalents, and securities available-for-sale.

     Net cash used in operating activities increased to approximately $11.7 million during the three months ended March 31, 2001, compared to approximately $9.0 million for the same period during 2000. The increase in net cash used in operating activities during the three months ended March 31, 2001 as compared to the same period in 2000, was primarily due to a reduction in noncash compensation expense, an increase in investment discount accretion, and changes in asset and liability accounts.

     We expect net cash used in operating activities to increase in 2001. The extent of cash flow used in operating activities will be significantly affected by changes in our working capital requirements. Our accounts receivable will be directly affected by sales of TRISENOX.

     Net cash provided by investing activities increased to approximately $13.4 million during the three months ended March 31, 2001, compared to net cash used in investing activities of approximately $5.1 million for the same period during 2000. The increase in net cash provided by investing activities during the three months ended March 31, 2001, as compared to the same period in 2000, was primarily due to an increase in proceeds from maturities of securities available-for-sale, offset in part by an increase in purchases of securities available-for-sale.

     Net cash provided by financing activities decreased to approximately $121,000 during the three months ended March 31, 2001, compared to approximately $38.3 million for the same period during 2000. The decrease in net cash provided by financing activities during the three months ended March 31, 2001, as compared to the same period in 2000, was primarily due to the net proceeds we received from a private placement of our common stock in February 2000.

Factors Affecting Our Operating Results

     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this quarterly report on Form 10-Q.

If we continue to incur net losses, we may not achieve or maintain profitability.

     We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2001, we had an accumulated deficit of approximately $221.9 million. We only recently began to generate product revenue from initial sales of TRISENOX in the quarter ended December 31, 2000. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     The market price for securities of biopharmaceutical and biotechnology companies, including that of ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended March 31, 2001, our stock price has ranged from a low of $10.50 to a high of $77.25. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We do not use derivative financial instruments for speculative or trading purposes. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The fair value of our equity instruments at March 31, 2001 was $117,426,752. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change $1,174,268.

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

          (a)  Reports on Form 8-K

               None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    CELL THERAPEUTICS, INC.
                                         (Registrant)

Dated: May 15, 2001                 By:     /s/ James A. Bianco, M.D.
                                        --------------------------------------
                                        James A. Bianco, M.D.
                                        President and Chief Executive Officer


Dated: May 15, 2001                 By:    /s/ Louis A. Bianco
                                        --------------------------------------
                                        Louis A. Bianco
                                        Executive Vice President,
                                        Finance and Administration
                                        (Principal Financial Officer,
                                        Chief Accounting Officer)

                                 EXHIBIT INDEX


  EXHIBIT NO.       DESCRIPTION
  -----------       -----------

  None.