Form 10-Q
period 2001-06-30
CELL THERAPEUTICS INC
filed 2001-08-10
CIK 891293

________________________________________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-28386

                             CELL THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

               Washington                                  91-1533912
    (State or other jurisdiction of                     (I.R.S. Employer
     Incorporation or organization)                    Identification No.)

   201 Elliott Avenue West, Suite 400                         98119
          Seattle, Washington                               (Zip Code)
(Address of principal executive offices)

                                (206) 282-7100
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                             Outstanding at June 30, 2001
                 -----                             ----------------------------

Common Stock, no par value (including associated            33,701,080
      Preferred Stock Purchase Rights).

                             CELL THERAPEUTICS, INC.

                                TABLE OF CONTENTS


                                                                                                        PAGE
   PART I  FINANCIAL INFORMATION                                                                        ----

       ITEM 1: Financial Statements

           Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.......................     3

           Consolidated Statements of Operations - Three and six months ended
           June 30, 2001 and 2000...................................................................     4

           Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000..........     5

           Notes to Consolidated Financial Statements...............................................     6

       ITEM 2: Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................     8

       ITEM 3: Quantitative and Qualitative Disclosure About Market Risk............................    19

    PART II OTHER INFORMATION

       ITEM 2: Changes in Securities and Use of Proceeds............................................    21

       ITEM 4: Submission of Matters to a Vote of Security Holders..................................    21

       ITEM 6: Exhibits and Reports on Form 8-K.....................................................    22

   Signatures.......................................................................................    22

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                            CELL THERAPEUTICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,             December 31,
                                                                                            2001                   2000
                                                                                      -----------------     -----------------
ASSETS
Current assets:
Cash and cash equivalents                                                             $     157,650,688     $      23,734,953
Securities available-for-sale                                                               117,292,189           131,171,841
Interest receivable                                                                           2,052,492             1,526,666
Accounts receivable, net of allowance of $326,801 and $66,874
  at June 30, 2001 and December 31, 2000, respectively                                          885,312               109,501
Inventory                                                                                       331,634               167,073
Prepaid expenses and other current assets                                                       720,755               782,592
                                                                                      -----------------     -----------------
Total current assets                                                                        278,933,070           157,492,626

Property and equipment, net                                                                   4,982,317             4,263,424
Goodwill, net                                                                                 9,639,463            10,134,766
Other intangibles, net                                                                       12,490,456            16,689,903
Other assets and deferred charges                                                             7,443,091             1,530,734
                                                                                      -----------------     -----------------
  Total assets                                                                        $     313,488,397     $     190,111,453
                                                                                      =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                      $         504,532     $       1,113,089
Accrued expenses                                                                              9,339,965             8,495,225
Current portion of long-term obligations                                                      1,316,495             1,500,208
                                                                                      -----------------     -----------------
Total current liabilities                                                                    11,160,992            11,108,522
Convertible subordinated notes                                                              150,000,000                     -
Other long-term obligations, less current portion                                               580,938             1,059,768
                                                                                      -----------------     -----------------
  Total liabilities                                                                         161,741,930            12,168,290
                                                                                      -----------------     -----------------
Commitments
Shareholders' equity:
  Preferred Stock, no par value:
    Authorized shares - 10,000,000
      Series A and B, 161,118.645 shares designated,
        none issued or outstanding                                                                    -                     -
      Series D, designated, issued and outstanding shares - 2,425
        at June 30, 2001 and December 31, 2000, respectively, liquidation preference -        1,510,280             1,510,280
        $2,425,000
Common Stock, no par value:
  Authorized shares - 100,000,000
  Issued and outstanding shares - 33,701,080 and 33,562,627
    at June 30, 2001 and December 31, 2000, respectively                                    388,108,571           386,894,521
Notes receivable from officers                                                                 (225,000)             (255,000)
Accumulated deficit                                                                        (237,725,205)         (210,278,973)
Accumulated other comprehensive income                                                           77,821                72,335
                                                                                      -----------------     -----------------
  Total shareholders' equity                                                                151,746,467           177,943,163
                                                                                      -----------------     -----------------
  Total liabilities and shareholders' equity                                          $     313,488,397     $     190,111,453
                                                                                      =================     =================

                            See accompanying notes

                            CELL THERAPEUTICS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 Three Months Ended                     Six  Months Ended
                                                                     June 30,                               June 30,
                                                        -------------------------------          ------------------------------
                                                            2001               2000                  2001              2000
                                                        ------------       ------------          ------------     -------------
Revenues:

  Product sales                                         $  1,885,565        $         -          $  2,814,845        $        -

Operating expenses:
  Cost of product sold                                        82,787                  -               133,559                 -
  Research and development                                 8,278,076          5,789,579            15,209,484        12,860,511
  General and administrative                               5,631,561          4,235,952             9,521,832         6,168,884
  Sales and marketing                                      2,916,787                  -             4,473,651                 -
  Amortization of purchased intangibles                    2,347,375          2,366,145             4,694,750         4,717,250
                                                        ------------       ------------          ------------     -------------
    Total operating expenses                              19,256,586         12,391,676            34,033,276        23,746,645
                                                        ------------       ------------          ------------     -------------
Loss from operations                                     (17,371,021)       (12,391,676)          (31,218,431)      (23,746,645)

Other income (expense):

  Investment income                                        2,038,834            733,076             4,381,119         1,214,804
  Interest expense                                          (533,683)          (173,248)             (608,920)         (369,086)
                                                        ------------       ------------          ------------     -------------
Net loss                                                 (15,865,870)       (11,831,848)          (27,446,232)      (22,900,927)
                                                        ------------       ------------          ------------     -------------
  Preferred stock dividend                                  (126,389)          (126,389)             (251,389)         (252,778)
                                                        ------------       ------------          ------------     -------------
Net loss applicable to common shareholders              $(15,992,259)      $(11,958,237)         $(27,697,621)    $ (23,153,705)
                                                        ------------       ------------          ------------     -------------
Basic and diluted net loss per common share             $      (0.47)      $      (0.49)         $      (0.82)    $       (1.05)
                                                        ============       ============          ============     =============
Shares used in calculation of basic and diluted
  net loss per common share                               33,698,554         24,474,722            33,685,894        21,957,248
                                                        ============       ============          ============     =============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended June 30,
                                                                                -----------------------------------------
                                                                                       2001                   2000
                                                                                ------------------      -----------------
Operating activities
Net loss applicable to common shareholders                                          $ (27,697,621)         $ (23,153,705)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
     Preferred stock dividend                                                             251,389                252,778
     Depreciation and amortization                                                      5,581,692              5,598,726
     Noncash rent benefit                                                                 (57,456)               (57,456)
     Noncash compensation expense                                                         827,178              1,965,438
     Amortization of investment discount and premium                                     (657,635)               (51,092)
     Loss (gain) on sale of investment securities                                          (8,663)                 1,431
     Changes in assets and liabilities:
       Interest receivable                                                               (525,826)              (144,044)
       Accounts receivables, net                                                         (775,811)                     -
       Inventory                                                                         (164,561)                     -
       Prepaid expenses and other current assets                                           91,837                458,759
       Other assets and deferred charges                                                 (128,277)              (693,370)
       Accounts payable                                                                  (608,557)              (691,590)
       Accrued expenses                                                                   593,351             (1,022,160)
                                                                                    -------------          -------------
Total adjustments                                                                       4,418,661              5,617,420
                                                                                    -------------          -------------
Net cash used in operating activities                                                 (23,278,960)           (17,536,285)
                                                                                    -------------          -------------
Investing activities
Purchases of securities available-for-sale                                           (109,875,759)           (22,796,700)
Proceeds from sales of securities available-for-sale                                    1,033,195              1,514,837
Proceeds from maturities of securities available-for-sale                             123,394,000              9,640,000
Purchases of property and equipment                                                    (1,605,835)               (86,777)
PolaRx acquisition, net of cash acquired                                                        -               (781,438)
                                                                                    -------------          -------------
Net cash provided by (used in) investing activities                                    12,945,601            (12,510,078)
                                                                                    -------------          -------------
Financing activities
Proceeds from issuance of convertible subordinated notes, net                         144,215,920                      -
Sale of common stock, net of offering costs                                                     -             37,108,666
Proceeds from common stock options exercised                                              679,666              1,729,867
Rescission of stock options exercised                                                    (265,562)                     -
Proceeds from common stock warrants exercised                                                   -                 80,000
Proceeds from employee stock purchase plan                                                224,156                 81,944
Repayment of notes payable                                                                      -             (2,185,806)
Repayment of long-term obligations                                                       (605,086)              (627,023)
                                                                                    -------------          -------------
Net cash provided by financing activities                                             144,249,094             36,187,648
                                                                                    -------------          -------------
Net increase in cash and cash equivalents                                             133,915,735              6,141,285
Cash and cash equivalents at beginning of year                                         23,734,953              5,674,386
                                                                                    -------------          -------------
Cash and cash equivalents at end of year                                            $ 157,650,688          $  11,815,671
                                                                                    =============          =============

Supplemental disclosure of cash flow information
Conversion of Series D preferred stock into common stock                            $           -          $   4,717,680
                                                                                    =============          =============
Common Stock issued in PolaRx acquisition                                           $           -          $  31,440,000
                                                                                    =============          =============
Equity issued in exchange for services                                              $           -          $   2,176,399
                                                                                    -------------          -------------
Cash paid during the period for interest obligations                                $     163,203          $     369,086
                                                                                    -------------          -------------

                            See accompanying notes.

                             CELL THERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

The accompanying financial information of Cell Therapeutics, Inc. as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2000 included in our Form 10-K/A for the year ended December 31, 2000.

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

Inventory is stated at the lower of cost, using a weighted-average method, or market value. Inventory at June 30, 2001 consists of finished goods and work-in-process of our FDA-approved pharmaceutical drug, TRISENOX.

We have reclassified certain prior period balances to conform to the current period presentation.

2. New Accounting Pronouncements

During June 1999, the FASB issued Statement of Financial Accounting Standard, or SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. SFAS 137 defers the effective date of SFAS 133 to fiscal 2001. During June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. We adopted SFAS 138 concurrently with SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards that require every derivative be in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value be recognized in earnings unless specific hedge accounting criteria are met. As we do not currently utilize hedge instruments, the adoption of SFAS 133 had no effect on the financial condition or results of operations.

During July 2001, the FASB issued Statement of Financial Accounting Standard, or SFAS 141, Business Combinations, and Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our net loss or financial position. The effect of discontinuing the amortization of goodwill is expected to result in a decrease in our net loss of $2.7 million in 2002; this amount may increase significantly if we determine that we have any other indefinite lived assets.

3. Comprehensive Loss

Our comprehensive loss was as follows:

                                        Three Months Ended June 30,               Six Months Ended June 30,
                                  -------------------------------------    -------------------------------------
                                         2001                2000                2001                 2000
                                  ----------------     ----------------    ----------------     ----------------
Net loss applicable to
  common shareholders                $(15,992,259)        $(11,958,237)       $(27,697,621)        $(23,153,705)
Other comprehensive loss:
Unrealized gains (losses) on
  investments                            (163,949)              11,101               5,486                5,709
                                  ----------------     ----------------    ----------------     ----------------
  Total comprehensive loss           $(16,156,208)        $(11,947,136)       $(27,692,135)        $(23,147,996)
                                  ================     ================    ================     ================

4. Convertible Subordinated Notes

In June 2001, we issued $150.0 million principal amount of 5.75% convertible subordinated notes due June 15, 2008 with interest payable semi-annually in June and December. Net proceeds to us were approximately $144.2 million, after deducting expenses and underwriters' discounts and commissions. We recorded issuance costs related to the notes of approximately $5.8 million. These issuance costs are recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or redemption at a conversion rate of
29.4118 shares per each $1,000 principal note, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $34.00 per share. Under certain conditions, we may be able to redeem the notes by making an additional payment of $172.50 per $1,000 note, less any interest paid on the notes before June 21, 2004. Thereafter, we can redeem the notes at specified redemption prices.

5. Rescission of Stock Option Exercises

   In May 2001, we approved the rescission of certain stock option exercises that two officers and a consultant had made in January 2001. In exchange for the return of 91,384 shares of our common stock, we reinstated their original option grant and returned to them the related exercise price of $265,562. These options are subject to variable accounting.

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

Since commencement of operations in 1992, we have been engaged in research and development activities, including conducting preclinical studies and clinical trials. In September 2000, we received approval of our New Drug Application
(NDA) by the Food and Drug Administration (FDA) for TRISENOX (injectable arsenic trioxide), and have since recorded net product sales for TRISENOX of approximately $3.3 million through June of 2001. As of June 30, 2001, we had incurred aggregate net losses of approximately $237.7 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

In January 2000, we acquired TRISENOX upon our acquisition of PolaRx, a single product company that owned the rights to TRISENOX. The aggregate purchase price of approximately $36.2 million consisted primarily of 5 million shares of common stock. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters, may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For annual sales of TRISENOX in excess of $40 million, PolaRx shareholders will receive a 2% royalty on net sales payable at the then fair market value of our common stock or, in certain circumstances, cash. We assumed net liabilities of $3.9 million from PolaRx.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 and 2000.

Product sales. In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded net product sales of approximately $1.9 million for TRISENOX for the three months ended June 30, 2001. While sales increased significantly in the second quarter 2001 from the first quarter 2001 sales by approximately $1.0 million, we do not expect that trend to continue for the third quarter 2001. We believe that sales in the second quarter of 2001 were favorably impacted to some degree by the announcement of the price increase effective July 1, 2001.

Cost of product sold. The cost of product sold during the three months ended June 30, 2001 was approximately $83,000. Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses. Research and development expenses increased to approximately $8.3 million for the three months ended June 30, 2001, from approximately $5.8 million for the three months ended June 30, 2000. This increase is primarily due to higher costs associated with the development of PG-TXL and PG-CPT of $1.7 million and additional operating costs of $1.3 million to support our expanded development plans for TRISENOX and PG-TXL. This increase was offset in part by decreased regulatory costs of $0.7 million associated with our filing a New Drug Application with the Food and Drug Administration for TRISENOX. We anticipate increased research and development expenses in connection with the clinical development plans for TRISENOX, PG-TXL and our other products.

General and administrative expenses. General and administrative expenses increased to approximately $5.6 million for the three months ended June 30, 2001, from approximately $4.2 million for the three months ended June 30, 2000. This increase reflects higher business and corporate resource development costs of approximately $1.0 million and additional operating expenses associated with supporting our research, development and marketing activities of approximately $1.1 million. Offsetting these increases, were lower non-cash stock compensation charges of $0.7 million. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.

Sales and marketing. We expensed approximately $2.9 million in our sales and marketing effort for the three months ended June 30, 2001. We expect sales and marketing expenses to increase as we continue the launch of TRISENOX.

Amortization of purchased intangibles. In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. We recorded acquired intangible assets for marketing, patents and goodwill aggregating $36.2 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the three months ended June 30, 2001 was approximately $2.3 million, which was consistent with the amount for the three months ended June 30, 2000. Effective January 1, 2002, we will adopt SFAS 142 Goodwill and Other Intangible Assets. In accordance with this statement, goodwill will no longer be amortized and we will periodically test goodwill for impairment.

Investment income. Investment income increased approximately $1.3 million, to approximately $2.0 million for the three months ended June 30, 2001 from approximately $0.7 million for the three months ended June 30, 2000. This increase is attributed to higher average cash balances on hand during the three months ended June 30, 2001 because we completed a secondary offering in September 2000, which generated net proceeds of $127.5 million and we completed a debt offering in June 2001, which generated net proceeds of $144.2 million.

Interest expense. Interest expense increased to approximately $534,000 for the three months ended June 30, 2001 from approximately $173,000 for the three months ended June 30, 2000. The increase is attributable to the $150.0 million of 5.75% convertible subordinated notes issued in June 2001.

Preferred stock dividend. In connection with preferred stock issued in November 1999, we accrued $126,000 for a preferred stock dividend for the three months ended June 30, 2001 and 2000.

Six months ended June 30, 2001 and 2000.

Product sales. In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded net product sales of approximately $2.8 million for TRISENOX for the six months ended June 30, 2001.

Cost of product sold. The cost of product sold during the six months ended June 30, 2001 was approximately $134,000. Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses. Research and development expenses increased to approximately $15.2 million for the six months ended June 30, 2001, from approximately $12.9 million for the six months ended June 30, 2000. This increase is primarily due to higher costs associated with the development of PG-TXL and PG-CPT of $2.1 million and additional personnel and occupancy costs of $1.7 million to support our expanded development plans for TRISENOX and PG-TXL. This increase was offset in part by a decrease of $600,000 in regulatory costs associated with our filing a New Drug Application with the Food and Drug Administration for TRISENOX, lower costs of $430,000 due to the discontinued development of lisofylline, and lower stock-based compensation of $320,000. We anticipate increased research and development expenses in connection with the clinical development plans for TRISENOX, PG-TXL and our other products.

General and administrative expenses. General and administrative expenses increased to approximately $9.5 million for the six months ended June 30, 2001, from approximately $6.2 million for the six months ended June 30, 2000. This increase reflects higher business and corporate resource development costs of approximately $1.6 million and additional operating expenses associated with supporting our research, development and marketing activities of approximately $2.2 million. Offsetting these increases, were lower non-cash stock compensation charges of $460,000. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.

Sales and marketing. We expensed approximately $4.5 million in our sales and marketing effort for the six months ended June 30, 2001. We expect sales and marketing expenses to increase as we continue the launch of TRISENOX.

Amortization of purchased intangibles. In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. We recorded acquired intangible assets for marketing, patents and goodwill aggregating $36.2 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the six months ended June 30, 2001 and 2000 was approximately $4.7 million.

Investment income. Investment income increased to approximately $4.4 million for the six months ended June 30, 2001, from approximately $1.2 million for the six months ended June 30, 2000. This increase is attributed to higher average cash balances on hand during the six months ended June 30, 2001 because we completed a secondary offering in September 2000, which generated net proceeds of $127.5 million and we completed a debt offering in June 2001, which generated net proceeds of $144.2 million.

Interest expense. Interest expense increased to approximately $609,000 for the six months ended June 30, 2001, from approximately $369,000 for the six months ended June 30, 2000. The increase is attributable to the $150.0 million of 5.75% convertible subordinated notes issued in June 2001.

Preferred stock dividend. In connection with preferred stock issued in November 1999, we accrued approximately $252,000 for a preferred stock dividend for the six months ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had approximately $277.0 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $23.3 million during the six months ended June 30, 2001, compared to approximately $17.5 million for the same period during 2000. The increase in net cash used in operating activities during the six months ended June 30, 2001 as compared to the same period in 2000, was primarily due to a larger net loss and a greater use of cash for increases in other net current assets.

We expect net cash used in operating activities to increase in 2001. The extent of cash flow used in operating activities will be significantly affected by changes in our working capital requirements. Our accounts receivable will be directly affected by sales of TRISENOX.

Net cash provided by investing activities increased to approximately $12.9 million during the six months ended June 30, 2001, compared to net cash used in investing activities of approximately $12.5 million for the same period during 2000. The increase in net cash provided by investing activities during the six months ended June 30, 2001, as compared to the same period in 2000, was primarily due to an increase in proceeds from maturities of securities available-for-sale, offset by an increase in purchases of securities available-for-sale.

Net cash provided by financing activities increased to approximately $144.2 million during the six months ended June 30, 2001, compared to approximately $36.2 million for the same period during 2000. The increase in net cash provided by financing activities was primarily due to the net proceeds of $144.2 million we received from the issuance of $150.0 million of 5.75% convertible subordinated notes due June 15, 2008.

We expect that our existing capital resources and the interest earned thereon will enable us to maintain our current and planned operations until 2005. Beyond that time, if our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies.

Risk Factors

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2001, we had an accumulated deficit of approximately $237.7 million. We only recently began to generate product revenue from initial sales of TRISENOX in the quarter ended December 31, 2000. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we do not successfully develop additional products, we may be unable to generate revenue.

We have only one product, TRISENOX, for relapsed or refractory APL, that has received marketing approval to date. Our leading drug candidates, TRISENOX for other indications, PG-TXL and CT-2584, are currently in clinical trials. These clinical trials of the drug candidates involve the testing of potential therapeutic agents, or effective treatments, in humans in three phases to determine the safety and efficacy of the drug candidates necessary for an approved drug. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. As a result, we are no longer developing lisofylline as a potential product. In addition, data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. The clinical trials of TRISENOX, PG-TXL and CT-2584 or any of our future drug candidates may not be successful.

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

Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. With the exception of TRISENOX for relapsed or refractory APL, all of our compounds currently are in research or development, and none has been submitted for marketing approval. Our other compounds may not enter human clinical trials on a timely basis, if at all, and we may not develop any product candidates suitable for commercialization. Prior to commercialization, each product candidate will require significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may:

   . be found ineffective or cause harmful side effects during preclinical testing or clinical trials,

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

We may not complete our clinical trials in the time expected, which could delay or prevent the commercialization of our products. Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. Clinical trials involving our product candidates may not commence nor be completed as forecasted. We have limited experience in conducting clinical trials. In certain circumstances we rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. These trials may not commence or be completed as we expect. They may not be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could delay or prevent the commercialization of our products and harm our business.

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

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to:

   . obtain patent protection for our products or processes both in the United States and other countries,

   .   protect trade secrets, and

   .   prevent others from infringing on our proprietary rights.

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

We have licensed intellectual property, including patent applications from Memorial Sloan Kettering Cancer Institute, Samuel Waxman Cancer Research Foundation, Beijing Medical University and others, including the intellectual property underlying TRISENOX. We have also in-licensed the intellectual property relating to our polymer drug delivery technology, including PG-TXL. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under that license. We may not be able to meet our obligations under these licenses. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology.

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

As a result of FDA approval of TRISENOX for relapsed or refractory APL and clinical trials currently underway, we will need to expand our operations in various areas, including our management, regulatory, clinical, financial and information systems and other elements of our business process infrastructure. We expect to add additional key personnel in these areas in the near future. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources. We will not be able to increase revenues or control costs unless we continue to improve our operational, financial, regulatory and managerial systems and processes, and expand, train and manage our work force.

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

We expect that our existing capital resources and the interest earned thereon will enable us to maintain our current and planned operations until 2005. Beyond that time, if our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We will require substantial funds to: (1) continue our research and development programs, (2) in-license or acquire additional technologies and (3) conduct preclinical studies and clinical trials. We may need to raise additional capital to fund our operations repeatedly. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

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

The market price for securities of biopharmaceutical and biotechnology companies, including that of ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended June 30, 2001, our stock price has ranged from a low of $12.50 to a high of $77.25. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

Factors that may have a significant impact on the market price and marketability of our common stock include:

   . announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors,

   .  our quarterly operating results,

   . announcements by us or others of results of preclinical testing and clinical trials,

   .  developments or disputes concerning patent or other proprietary rights,

   .  developments in our relationships with collaborative partners,

   .  acquisitions,

   .  litigation,

   . adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications,

   .  third-party reimbursement policies,

   .  changes in securities analysts' recommendations,

   .  changes in health care policies and practices,

   .  economic and other external factors, and

   .  general market conditions.

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

We may be unable to attain the raw materials necessary to produce our PG-TXL product candidate in sufficient quantity to meet demand when and if such product is approved.

Paclitaxel is derived from certain varieties of yew trees. Supply of yew trees is tightly controlled by a limited number of companies. We cannot be sure that we will be able to continue to purchase the materials necessary to produce PG-TXL in adequate volume and quality.

Our dependence on third party manufacturers means that we may not have sufficient control over the manufacture of our products.

We currently do not have internal facilities for the manufacture of any of our products for clinical or commercial production. In addition, TRISENOX, our first commercial product, is manufactured by a single source. We will need to develop additional manufacturing resources, enter into collaborative arrangements with other parties which have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. We are dependent on such collaborators or third parties to supply us in a timely way with products manufactured in compliance with standards imposed by the FDA and foreign regulators. The manufacturing facilities of contract manufacturers may not comply with applicable manufacturing regulations of the FDA nor meet our requirements for quality, quantity or timeliness. Another of our products under development, PG-TXL, is complex to manufacture, which may prevent us from obtaining a sufficient supply for the increased clinical trials that are currently planned or underway.

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

We are highly dependent on Dr. James A. Bianco, our Chief Executive Officer, and Dr. Jack Singer, our Executive Vice President, Research Program Chairman. The loss of these principal members of our scientific or management staff, or failure to attract or retain other key scientific personnel employees, could prevent us from pursuing collaborations or developing our products and core technologies. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we rely on consultants and advisors, including our scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors are employed by other employers or are self-employed, and have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

We are subject to extensive government regulation, including the requirement of approval before our products may be marketed.

The FDA has approved only one of our products, TRISENOX, for sale in the United States, for relapsed or refractory APL. Before we can market TRISENOX for other indications, we must obtain FDA approval. Our other products are in development, and will have to be approved by the FDA before they can be marketed in the United States. If the FDA does not approve our products and any additional indications for marketed products in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected.

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

Even if we succeed in bringing any of our proposed products to the market, they may not be considered cost-effective and third party reimbursement might not be available or sufficient. If adequate third party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could make it difficult or impossible to sell our products. TRISENOX has been reimbursed by third party payors, but there is no guarantee this reimbursement will continue.

Since we use hazardous materials in our business, we may be subject to claims relating to improper handling, storage or disposal of these materials.

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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


   Item 3. Quantitative and Qualitative Disclosure About Market Risk

   We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We do not use derivative financial instruments for speculative or trading purposes. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The fair value of our available-for-sale securities at June 30, 2001 was $117.3 million. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change $1.2 million.

   We have operated primarily in the United States and all revenues to date have been in U.S. dollars. Accordingly, we do not have material exposure to foreign currency rate fluctuations. We have not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

PART II OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds

   On June 13, 2001, we sold $150.0 million principal amount of 5.75% convertible subordinated notes due June 15, 2008 to CIBC World Markets Corp., Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. The underwriters' discounts and commissions totaled approximately $5.3 million. These notes were exempt from registration with the Securities Exchange Commission pursuant to Rule 144A under the Securities Act. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or redemption at a conversion rate of 29.4118 shares per each $1,000 principal note, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $34.00 per share.

   Item 4. Submission of Matters to a Vote of Security Holders

     (a) On July 6, 2001, we held our 2001 Annual Meeting of Shareholders (the "Annual Meeting"). Each share of Common Stock was entitled to one vote per share. Each share of Preferred Stock was convertible into 462.43 shares of Common Stock, and was therefore entitled to 462.43 votes per share.

     (b) See (c) below.

     (c) At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

         Director Nominated                     Term              VOTES FOR              WITHHELD
         ------------------                     ----              ---------              --------
                                               Expires
                                               -------
         Jack L. Bowman                           2004            25,805,035              133,392
         Phillip M. Nudelman, Ph.D.               2004            25,804,463              132,964

     Other directors whose terms of office continued after the meeting are as follows: Max E. Link, Ph.D., James A. Bianco, M.D., Jack W. Singer, M.D., Wilfred E. Jaeger, M.D. and Mary O. Mundinger, DrPH.

     Our shareholders approved the amendment to our 1994 Equity Incentive Plan to increase the number of shares of common stock available for grant under the plan by 1,600,000 shares. With respect to this proposal, there were 18,339,715 votes cast for the proposal, 7,565,638 votes cast against the proposal, 33,074 abstentions and zero broker non-votes.

     Our shareholders approved the amendment to our 1994 Equity Incentive Plan to increase the maximum number of options to purchase shares or direct stock awards that may be granted in any calendar year to any employee, director or consultant from 233,000 to 500,000 shares. With respect to this proposal, there were 18,398,811 votes cast for the proposal, 7,511,772 votes cast against the proposal, 27,844 abstentions and zero broker non-votes.

     Our shareholders also ratified the selection of Ernst & Young LLP as the independent auditors for the Company for the year ended December 31, 2001. With respect to this proposal, there were 25,860,375 votes cast for the proposal, 65,269 votes cast against the proposal, 12,783 abstentions and zero broker non-votes.

     The foregoing matters are described in detail in the Company's proxy statement dated June 6, 2001 for the Annual Meeting. No other matters were voted on at the Annual Meeting.

     (d) Not applicable.

   Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the quarter ended June 30, 2001:

         On June 5, 2001, we reported that on June 4, 2001, we announced that we proposed to offer $150 million of convertible subordinated notes due 2008 in a private placement, subject to market and other conditions.

         On June 13, 2001, we reported that on June 13, 2001 we completed a $150 million offering of 5.75% Convertible Subordinated Notes due June 15, 2008. The offering was made to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933.


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         CELL THERAPEUTICS, INC.
                                         (Registrant)

   Dated: August 10, 2001                By: /s/ James A. Bianco, M.D.
                                         -----------------------------------
                                         James A. Bianco, M.D.
                                         President and Chief Executive
                                         Officer

   Dated: August 10, 2001                By: /s// Louis A. Bianco
                                         -----------------------------------
                                         Louis A. Bianco
                                         Executive Vice President,
                                         Finance and Administration
                                         (Principal Financial Officer,
                                         Chief Accounting Officer)