Form 10-Q
period 2001-09-30
CELL THERAPEUTICS INC
filed 2001-11-14
CIK 891293

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or organization)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                                         Outstanding at September 30, 2001
                      -----                                         ---------------------------------
 Common Stock, no par value (including associated                               33,755,549
       Preferred Stock Purchase Rights).

                            CELL THERAPEUTICS, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

  ITEM 1: Financial Statements

     Consolidated Balance Sheets at September 30, 2001 and
     December 31, 2000....................................................     3

     Consolidated Statements of Operations - Three and nine
     months ended September 30, 2001 and 2000.............................     4

     Consolidated Statements of Cash Flows - Nine months ended
     September 30, 2001 and 2000..........................................     5

     Notes to Consolidated Financial Statements...........................     6

  ITEM 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................     9

  ITEM 3: Quantitative and Qualitative Disclosure About Market Risk.......    20

PART II OTHER INFORMATION

  ITEM 2: Changes in Securities and Use of Proceeds.......................    20

  ITEM 6: Exhibits and Reports on Form 8-K................................    21

Signatures................................................................    21

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                            CELL THERAPEUTICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           September 30,              December 31,
                                                                               2001                      2000
                                                                           ------------              -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 101,576,803             $  23,734,953
  Securities available-for-sale                                              181,574,276               131,171,841
  Interest receivable                                                          2,779,577                 1,526,666
  Accounts receivable, net of allowance of $221,796 and $66,874
   at September 30, 2001 and December 31, 2000, respectively                     720,957                   109,501
  Inventory                                                                      311,674                   167,073
  Prepaid expenses and other current assets                                    1,588,376                   782,592
                                                                           -------------             -------------
   Total current assets                                                      288,551,663               157,492,626

Property and equipment, net                                                    6,552,701                 4,263,424
Goodwill, net                                                                  8,736,000                10,134,766
Other intangibles, net                                                        11,046,543                16,689,903
Other assets and deferred charges                                              8,346,360                 1,530,734
                                                                           -------------             -------------
   Total assets                                                            $ 323,233,267             $ 190,111,453
                                                                           =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $     596,899             $   1,113,089
  Accrued expenses                                                            14,282,589                 8,495,225
  Current portion of long-term obligations                                     1,404,981                 1,500,208
                                                                           -------------             -------------
   Total current liabilities                                                  16,284,469                11,108,522
Convertible subordinated notes                                               175,000,000                         -
Other long-term obligations, less current portion                                146,847                 1,059,768
                                                                           -------------             -------------
   Total liabilities                                                         191,431,316                12,168,290
                                                                           -------------             -------------
Commitments
Shareholders' equity:
  Preferred Stock, no par value:
   Authorized shares - 10,000,000
     Series A and B, 161,118.645 shares designated,
      none issued or outstanding                                                       -                         -
     Series D, designated, issued and outstanding shares - 2,425 at September 30, 2001 and December 31, 2000, respectively,
      liquidation preference - $2,425,000                                      1,510,280                 1,510,280

  Common Stock, no par value:
   Authorized shares - 100,000,000
     Issued and outstanding shares - 33,755,549 and 33,562,627
      at September 30, 2001 and December 31, 2000, respectively              388,962,667               386,894,521
  Notes receivable from officers                                                (225,000)                 (255,000)
  Accumulated deficit                                                       (259,065,103)             (210,278,973)
  Accumulated other comprehensive income                                         619,107                    72,335
                                                                           -------------             -------------
   Total shareholders' equity                                                131,801,951               177,943,163
                                                                           -------------             -------------
   Total liabilities and shareholders' equity                              $ 323,233,267             $ 190,111,453
                                                                           =============             =============

                             See accompanying notes.

                            CELL THERAPEUTICS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                   -----------------------------     -----------------------------
                                                       2001             2000             2001             2000
                                                   ------------     ------------     ------------     ------------
Revenues:

  Product sales                                    $  1,004,346     $        -       $  3,819,191     $        -

Operating expenses:
  Cost of product sold                                  158,297              -            291,856              -
  Research and development                           10,972,238        6,186,301       26,181,722       18,300,711
  General and administrative                          5,348,565        5,036,516       14,870,397       11,205,400
  Sales and marketing                                 3,666,412        1,068,712        8,140,063        1,814,813
  Amortization of purchased intangibles               2,347,375        2,326,135        7,042,125        7,043,385
                                                   ------------     ------------     ------------     ------------
    Total operating expenses                         22,492,887       14,617,664       56,526,163       38,364,309
                                                   ------------     ------------     ------------     ------------
Loss from operations                                (21,488,541)     (14,617,664)     (52,706,972)     (38,364,309)

Other income (expense):
  Investment income                                   2,662,947          718,744        7,044,066        1,933,548
  Interest expense                                   (2,514,304)         (80,814)      (3,123,224)        (449,900)
                                                   ------------     ------------     ------------     ------------
Net loss                                            (21,339,898)     (13,979,734)     (48,786,130)     (36,880,661)
                                                   ------------     ------------     ------------     ------------
  Preferred stock dividend                             (120,833)        (127,778)        (372,222)        (380,556)
                                                   ------------     ------------     ------------     ------------
Net loss applicable to common shareholders         $(21,460,731)    $(14,107,512)    $(49,158,352)    $(37,261,217)
                                                   ============     ============     ============     ============

Basic and diluted net loss per common share        $      (0.64)    $      (0.55)    $      (1.46)    $      (1.61)
                                                   ============     ============     ============     ============

Shares used in calculation of basic and diluted
 net loss per common share                           33,717,205       25,443,484       33,696,445       23,119,327
                                                   ============     ============     ============     ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended September 30,
                                                                               -------------------------------------
                                                                                     2001                   2000
                                                                               --------------          -------------
Operating activities
Net loss applicable to common shareholders                                     $ (49,158,352)          $(37,261,217)
Adjustments to reconcile net loss applicable
 to common shareholders to net cash used in
 operating activities:
   Preferred stock dividend                                                          372,222                380,556
   Depreciation and amortization                                                   8,333,259              8,348,453
   Noncash rent benefit                                                              (86,184)               (86,184)
   Noncash compensation expense                                                    1,106,322              4,510,158
   Amortization of investment discount and premium                                  (166,641)              (133,790)
   Loss (gain) on sale of investment securities                                       (8,663)                 1,431
   Changes in assets and liabilities:
     Interest receivable                                                          (1,252,911)               (66,499)
     Accounts receivables, net                                                      (611,456)                     -
     Inventory                                                                      (144,601)                     -
     Prepaid expenses and other current assets                                      (775,784)               (71,075)
     Other assets and deferred charges                                               247,115                118,095
     Accounts payable                                                               (516,190)              (853,484)
     Accrued expenses                                                              5,915,142               (172,739)
                                                                               -------------           ------------
Total adjustments                                                                 12,411,630             11,974,922
                                                                               -------------           ------------
Net cash used in operating activities                                            (36,746,722)           (25,286,295)
                                                                               -------------           ------------

Investing activities
Purchases of securities available-for-sale                                      (203,009,551)           (32,528,577)
Proceeds from sales of securities available-for-sale                               2,033,195              1,514,837
Proceeds from maturities of securities available-for-sale                        151,296,000             22,315,000
Purchases of property and equipment                                               (3,580,411)              (247,490)
PolaRx acquisition, net of cash acquired                                                   -               (781,438)
                                                                               -------------           ------------
Net cash provided used in investing activities                                   (53,260,767)            (9,727,668)
                                                                               -------------           ------------

Financing activities
Proceeds from issuance of convertible subordinated notes, net                    167,937,259                      -
Sale of common stock, net of offering costs                                                -            165,110,261
Proceeds from common stock options exercised                                         743,449              2,409,528
Rescission of stock options exercised                                               (265,562)                     -
Proceeds from common stock warrants exercised                                        132,000                332,115
Proceeds from employee stock purchase plan                                           224,156                 81,944
Repayment of notes payable                                                                 -             (2,178,306)
Repayment of long-term obligations                                                  (921,963)              (814,645)
                                                                               -------------           ------------
Net cash provided by financing activities                                        167,849,339            164,940,897
                                                                               -------------           ------------
Net increase in cash and cash equivalents                                         77,841,850            129,926,934
Cash and cash equivalents at beginning of year                                    23,734,953              5,674,386
                                                                               -------------           ------------
Cash and cash equivalents at end of year                                       $ 101,576,803           $135,601,320
                                                                               =============           ============

Supplemental disclosure of cash flow information
Conversion of Series D preferred stock into common stock                       $           -           $  4,717,680
                                                                               =============           ============
Common Stock issued in PolaRx acquisition                                      $           -           $ 31,440,000
                                                                               =============           ============
Equity issued in exchange for services                                         $           -           $  2,176,399
                                                                               =============           ============
Cash paid during the period for interest obligations                           $     218,916           $    449,900
                                                                               =============           ============

                            See accompanying notes.

                            CELL THERAPEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying unaudited financial information of Cell Therapeutics, Inc. as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2000 included in our Form 10-K/A for the year ended December 31, 2000.

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

Inventory is stated at the lower of cost, using a weighted-average method, or market value. Inventory at September 30, 2001 consists of finished goods and work-in-process of our FDA-approved pharmaceutical drug, TRISENOX.

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

During August 2001, the FASB issued Statement of Financial Accounting Standard, or SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 superseded Statement of Financial Accounting Standard, or SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. We do not anticipate that the adoption of this statement will have a material effect on our consolidated results of operations or financial position.

3. Comprehensive Loss

Our comprehensive loss was as follows:

                                       Three Months Ended                   Nine Months Ended
                                           September 30,                       September 30,
                                -----------------------------         -----------------------------
                                     2001             2000                 2001             2000
                                ------------     ------------         ------------     ------------
Net loss applicable to
 common shareholders            $(21,460,731)    $(14,107,512)        $(49,158,352)    $(37,261,217)
Other comprehensive loss:
Unrealized gains on
 investments                         541,286           12,154              546,772           17,863
                                ------------     ------------         ------------     ------------
 Total comprehensive loss       $(20,919,445)    $(14,095,358)        $(48,611,580)    $(37,243,354)
                                ============     ============         ============     ============

4. Convertible Subordinated Notes

In June 2001, we issued $150.0 million principal amount of 5.75% convertible subordinated notes due June 15, 2008 with interest payable semi-annually in June and December. In September 2001, we issued an additional $25.0 million principal amount of these notes. This additional issuance resulted from the exercise of an over-allotment option that the company had granted to the initial purchasers. Net proceeds to us were approximately $167.9 million, after deducting expenses and underwriters' discounts and commissions. We recorded issuance costs related to the notes of approximately $7.1 million. These issuance costs are recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

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

5. Rescission of Stock Option Exercises

In May 2001, we approved the rescission of certain stock option exercises that two officers and a consultant had made in January 2001. In exchange for the return of 91,384 shares of our common stock, we reinstated their original option grant and returned to them the related exercise price of $265,562. These options are now subject to variable stock compensation accounting.

6. Lease Agreement

In September 2001, we entered into an operating lease agreement for use of an aircraft. We are responsible for all maintenance and insurance costs for the equipment. Currently, our monthly interim rental expense is approximately $75,000, based on the prevailing applicable LIBOR rate plus 1.75%. After one year, we may cancel this agreement if certain conditions are met and six months notice is provided. In November 2001, we amended the operating lease agreement. Under the amended agreement, our monthly rental payment as of March 1, 2002 will be the sum of approximately $161,000 plus an incremental rent adjustment. The incremental rent adjustment will vary depending on the monthly LIBOR rate. In connection with this amendment, we entered into a swap agreement that effectively locks in the effect of the incremental rate adjustment for the first 78 payments. Under the swap agreement, we will receive a variable payment based on the monthly LIBOR rate and we will pay a fixed rate payment based on a rate of 4.78%. The swap agreement's notional amount matches the incremental rent value of the aircraft.

7. Supply Agreement

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our PG-TXL drug candidate. Under the supply agreement, we will purchase paclitaxel at a pre-determined price over a multi-year term.

8. Subsequent Event

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of PG-TXL. This agreement grants an exclusive license to Chugai to develop and commercialize PG-TXL in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we will record as deferred revenue and recognize as revenue over the development period on a straight-line basis. Under the agreement, we may also receive milestone payments totaling up to $16.0 million upon Chugai's achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed up to $54 million in development expenditures over the course of the licensing agreement. The agreement will terminate on a country-by-country basis upon the earlier to occur of the expiration of the applicable patent rights in a given country or fifteen years from the date of the first commercial sale of PG-TXL in such country.

In 1998, we issued warrants to purchase 350,000 shares of common stock to PG-TXL Company, L.P. These warrants become exercisable upon the occurrence of certain exercise events, which includes the license of any licensed patent rights to a third party. The licensing agreement with Chugai qualified as an exercise event. Consequently, in October 2001, 350,000 warrants became exercisable at an exercise price of $20. These warrants expire in November 2008. The estimated value of these warrants at the time they became exercisable was approximately $9.2 million which will be recorded as research and development expense in the fourth quarter of 2001.

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

Since commencement of operations in 1992, we have been engaged in research and development activities, including conducting preclinical studies and clinical trials. In September 2000, we received approval of our New Drug Application
(NDA) by the Food and Drug Administration (FDA) for TRISENOX (injectable arsenic trioxide) to treat patients with relapsed or refractory acute promyelocytic leukemia, and have since recorded net product sales for TRISENOX of approximately $4.3 million through September of 2001. As of September 30, 2001, we had incurred aggregate net losses since inception of approximately $259.1 million. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts.
Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2001 and 2000.

Product sales. In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded net product sales of approximately $1.0 million for TRISENOX for the three months ended September 30, 2001.

Cost of product sold. The cost of product sold during the three months ended September 30, 2001 was approximately $158,000. A reserve for obsolescence and royalty costs of approximately $119,000 were included in cost of product sold. Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses. Research and development expenses increased to approximately $11.0 million for the three months ended September 30, 2001, from approximately $6.2 million for the three months ended September 30, 2000. This increase is primarily due to higher costs associated with the development of PG-TXL and PG-CPT of $3.1 million, the development of CT-2584 of $.5 million, and additional operating costs of $1.7 million to support our expanded development plans for TRISENOX and PG-TXL. This increase was offset in part by decreased non-cash stock compensation charges of $1.0 million. We anticipate increased research and development expenses in connection with the clinical development plans for TRISENOX, PG-TXL and our other products.

General and administrative expenses. General and administrative expenses increased to approximately $5.3 million for the three months ended September 30, 2001, from approximately $5.0 million for the three months ended September 30, 2000. This increase reflects additional operating expenses associated with supporting our research, development and marketing activities of approximately $1.2 million and higher business and corporate resource development costs of approximately $0.4 million. Offsetting these increases were lower non-cash stock compensation charges of $1.3 million. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.

Sales and marketing. We expensed approximately $3.7 million in our sales and marketing effort for the three months ended September 30, 2001 compared to $1.1 million for the three months ended September 30, 2000. This increase is primarily due to higher staffing levels and other associated costs to support
the launch of TRISENOX.   We expect sales and marketing expenses to increase as
we continue the launch of TRISENOX.

Amortization of purchased intangibles. In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. We recorded acquired intangible assets for marketing, patents and goodwill aggregating $36.2 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the three months ended September 30, 2001 and 2000 was approximately $2.3 million. Effective January 1, 2002, we will adopt SFAS 142 Goodwill and Other
Intangible Assets.   In accordance with this statement, goodwill will no longer be amortized and we will periodically test goodwill for impairment.

Investment income. Investment income increased to approximately $2.7 million for the three months ended September 30, 2001 from approximately $0.7 million for the three months ended September 30, 2000. This increase is attributed to higher average cash balances on hand during the three months ended September 30, 2001 because we completed a secondary offering in September 2000, which generated net proceeds of $127.5 million and we completed a convertible debt offering in September 2001, which generated net proceeds of $167.9 million.

Interest expense. Interest expense increased to approximately $2.5 million for the three months ended September 30, 2001 from approximately $81,000 for the
three months ended September 30, 2000.   The increase is attributable to the
$175.0 million of 5.75% convertible subordinated notes issued in 2001.

Nine months ended September 30, 2001 and 2000.

Product sales. In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded net product sales of approximately $3.8 million for TRISENOX for the nine months ended September 30, 2001.

Cost of product sold. The cost of product sold during the nine months ended September 30, 2001 was approximately $292,000. A reserve for obsolescence and royalty costs of approximately $119,000 were included in cost of product sold. Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses. Research and development expenses increased to approximately $26.2 million for the nine months ended September 30, 2001, from approximately $18.3 million for the nine months ended September 30, 2000. This increase is primarily due to higher costs associated with the development of PG-TXL and PG-CPT of $5.2 million and additional personnel and occupancy costs of $3.7 million to support our expanded development plans for TRISENOX and PG-TXL. This increase was offset in part by lower non-cash stock-based compensation of $1.3 million. We anticipate increased research and development expenses in connection with the clinical development plans for TRISENOX, PG-TXL and our other products.

General and administrative expenses. General and administrative expenses increased to approximately $14.9 million for the nine months ended September 30, 2001, from approximately $11.2 million for the nine months ended September 30, 2000. This increase reflects higher business and corporate resource development costs of approximately $2.0 million and additional operating expenses associated with supporting our research, development and marketing activities of approximately $3.4 million. Offsetting these increases were lower non-cash stock compensation charges of $1.7 million. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.

Sales and marketing. We expensed approximately $8.1 million in our sales and marketing effort for the nine months ended September 30, 2001 compared to $1.8 million for the nine months ended September 30, 2001. This increase is primarily due to higher staffing levels and other associated costs to support the launch of TRISENOX. We expect sales and marketing expenses to increase as we continue the launch of TRISENOX.

Amortization of purchased intangibles. In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. We recorded acquired intangible assets for marketing, patents and goodwill aggregating $36.2 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the nine months ended September 30, 2001 and 2000 was approximately $7.0 million.

Investment income. Investment income increased to approximately $7.0 million for the nine months ended September 30, 2001, from approximately $1.9 million for the nine months ended September 30, 2000. This increase is attributed to higher average cash balances on hand during the nine months ended September 30, 2001 because we completed a secondary offering in September 2000, which generated net proceeds of $127.5 million and we completed a convertible debt offering in September 2001, which generated net proceeds of $167.9 million.

Interest expense. Interest expense increased to approximately $3.1 million for the nine months ended September 30, 2001, from approximately $450,000 for the nine months ended September 30, 2000. The increase is attributable to the $175.0 million of 5.75% convertible subordinated notes issued in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had approximately $285.9 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $36.7 million during the nine months ended September 30, 2001, compared to approximately $25.3 million for the same period during 2000. The increase in net cash used in operating activities during the nine months ended September 30, 2001 as compared to the same period in 2000, was primarily due to a larger net loss.

We expect net cash used in operating activities to continue to increase in 2001. The extent of cash flow used in operating activities will be significantly affected by changes in our working capital requirements. Our accounts receivable will be directly affected by sales of TRISENOX.

Net cash provided by investing activities increased to approximately $53.3 million during the nine months ended September 30, 2001, compared to net cash used in investing activities of approximately $9.7 million for the same period during 2000. The increase in net cash provided by investing activities during the nine months ended September 30, 2001, as compared to the same period in 2000, was primarily due to an increase in proceeds from maturities of securities available-for-sale, offset by an increase in purchases of securities available-for-sale.

Net cash provided by financing activities increased to approximately $167.8 million during the nine months ended September 30, 2001, compared to approximately $165.0 million for the same period during 2000. The increase in net cash provided by financing activities was primarily due to the net proceeds of $167.9 million we received from the issuance of $175.0 million of 5.75% convertible subordinated notes due June 15, 2008.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of September 30, 2001, we had an accumulated deficit of approximately $259.1 million. We only recently began to generate product revenue from initial sales of TRISENOX in the quarter ended December 31, 2000. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The market price for securities of biopharmaceutical and biotechnology companies, including that of ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended September 30, 2001, our stock price has ranged from a low of $12.50 to a high of $77.25. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

Paclitaxel is derived from certain varieties of yew trees. Supply of yew trees is tightly controlled by a limited number of companies. We cannot be sure that we will be able to continue to purchase the materials necessary to produce PG-TXL in adequate volume and quality. We currently purchase paclitaxel from a single source. Should the paclitaxel purchased from this source prove to be insufficient in quantity or quality, or should this relationship terminate, there can be no assurance that we will be able to enter into a similar agreement with an alternate source.

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

  Item 3. Quantitative and Qualitative Disclosure About Market Risk

  We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We do not use derivative financial instruments for speculative or trading purposes. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The fair value of our available-for-sale securities at September 30, 2001 was $181.6 million. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change $1.8 million.

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

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds

  On June 13, 2001, we sold $150.0 million principal amount of 5.75% convertible subordinated notes due June 15, 2008 to CIBC World Markets Corp., Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc., as initial purchasers. On September 20, 2001, we sold an additional $25.0 million principal amount of these notes bringing the final amount sold to $175.0 million. This latter sale resulted from the exercise of an over-allotment option that the company had granted to the initial purchasers. The underwriters' discounts and commissions totaled approximately $6.1 million. The issuance and subsequent resale of the notes were exempt from registration with the Securities

Exchange Commission pursuant to Section 4(2) and Rule 144A under the Securities Act. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or redemption at a conversion rate of
29.4118 shares per each $1,000 principal note, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $34.00 per share.

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

     10.41 Amended Equipment Leasing Agreement dated as of September 1, 2001, between Citiflight, Inc and the Registrant.
     10.42(+) Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.
     10.43(+) License Agreement dated as of October 19, 2001, between Chugai
              Pharmaceutical Co., Ltd. and the Registrant
  ----------
  (+) Confidential treatment has been requested for certain portions of these exhibits.

  (b) Reports on Form 8-K

      None during the three months ended September 30, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         CELL THERAPEUTICS, INC.
                                         (Registrant)

 Dated: November 14, 2001                By:  /s/ James A. Bianco, M.D.
                                         ---------------------------------
                                         James A. Bianco, M.D.
                                         President and Chief Executive
                                         Officer

 Dated: November 14, 2001                By:  /s/  Louis A. Bianco
                                         ---------------------------------
                                         Louis A. Bianco
                                         Executive Vice President,
                                         Finance and Administration
                                         (Principal Financial Officer,
                                         Chief Accounting Officer)