Form 10-K/A
period 2001-12-31
CELL THERAPEUTICS INC
filed 2002-04-30
CIK 891293

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                  FORM 10-K/A
                                   (Mark One)

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A. [_]

     On February 28, 2002, Cell Therapeutics, Inc. had 34,990,992 outstanding shares of Common Stock. Of those, 26,493,979 shares of Common Stock were held by nonaffiliates. The aggregate market value of such Common Stock held by nonaffiliates, based on the closing price of such shares on the Nasdaq National Market on February 28, 2002, was approximately $585,251,996. Shares of Common Stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

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

-------------------------------------------------------------------------------------------------------------------------------
   PRODUCT CANDIDATE      INDICATION/INTENDED USE                                                            PHASE/ STATUS
-------------------------------------------------------------------------------------------------------------------------------
       TRISENOX(R)        HEMATOLOGIC MALIGNANCIES
  (arsenic trioxide),
    ATO injection
-------------------------------------------------------------------------------------------------------------------------------
                          MULTIPLE MYELOMA
                            ATO single agent (2 trials, US and Europe)                                        II / open
                            ATO single agent, twice weekly dosing schedule                                    II / open
                            ATO in combination with dexamethasone                                             II / open
                            ATO in combination with ascorbic acid (2 trials, one NCI)                       I/II / open
                            ATO in combination with dexamethasone and ascorbic acid                           II / open
                            ATO in combination with thalidomide                                               II / open
                            ATO in combination with dexamethasone and ascorbic acid                           II / 2Q2002
                            ATO in combination with dexamethasone and ascorbic acid after SCT                 II / 2Q2002
                          MYELODYSPLASTIC SYNDROMES (MDS)
                            ATO single agent (2 trials, US and Europe)                                        II / open
                            ATO in combination with thalidomide                                               II / open
                            ATO single agent                                                                  II / 2Q2002
                            ATO in combination with cytarabine                                                II / 2Q2002
                            ATO in combination with growth factors                                            II / 2Q2002
                          ACUTE PROMYELOCYTIC LEUKEMIA (APL)
                            ATO in combination with Mylotarg, salvage treatment                               II / open
                            ATO single agent, APL in molecular relapse (2 trials)                             II / open
                            ATO in combination with ATRA, de novo APL                                         II / open
                            ATO as consolidation in de novo APL following standard induction (NCI)           III / open
                          CHRONIC MYELOID LEUKEMIA (CML)
                            ATO in combination with ascorbic acid                                             II / open
                            ATO single agent in patients with rel/ref Ph+ ALL or
                            blast crisis CML (NCI)                                                            II / open
                            ATO in combination with STI-571 (Gleevec)                                         II / open
                            ATO in combination with STI-571 (Gleevec)                                         II / 2Q2002
                          NON-HODGKIN'S LYMPHOMA (NHL)
                            ATO in combination with Rituxan                                                   II / 2Q2002
                            ATO single agent, relapsed/refractory intermediate or high grade NHL (NCI)        II / closed
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
   PRODUCT CANDIDATE      INDICATION/INTENDED USE                                                            PHASE/ STATUS
-------------------------------------------------------------------------------------------------------------------------------
                          ACUTE MYELOID LEUKEMIA (AML)
                            Relapsed/refractory AML, secondary leukemia, or pts > 65 yrs of age (NCI)         II / open
                                                                                -
                            ATO in combination with ascorbic acid                                             II / 2Q2002
                          OTHER LEUKEMIA/LYMPHOMA
                            Pediatric patients with refractory leukemia/lymphoma (NCI)                         I / open
                             Rel/ref acute lymphoblastic leukemia (NCI)                                       II / open
                             Rel/ref lymphoproliferative disorders (NCI)                                      II / open
                          SOLID TUMORS
                            Neuroblastomas and other solid tumors in pediatric patients                       II / open
                            Advanced cervical carcinoma (NCI)                                                 II / open
                            Hormone-refractory prostate cancer (NCI)                                          II / open
                            Urothelial cancer (NCI)                                                           II / open
                            Hepatocellular carcinoma                                                           I / 2Q2002
                            Advanced cancer patients with renal dysfunction                                    I / 2Q2002
                            Malignant melanoma                                                                II / 2Q2002
                            Germ cell tumors                                                                  II / 2Q2002
                            Hormone-refractory prostate cancer, in combination with docetaxel                 II / 2Q2002
                            Renal cell carcinoma (NCI)                                                        II / closed
-------------------------------------------------------------------------------------------------------------------------------
         PG-TXL           Advanced solid tumors - Dosing every 3 weeks (UK)                                    I / closed
       (CT-2103)          Advanced solid tumors in combination with cisplatin                                  I / open
                          Advanced solid tumors in combination with carboplatin                                I / open
                          Advanced solid tumors, single agent - dosing every week (US)                         I / 2Q2002
                          Advanced solid tumors, single agent  - dosing every 2 weeks (UK)                     I / 2Q2002
                          Advanced solid tumors, single agent - dosing every 3 weeks (US)                      I / 2Q2002
                          Non-small-cell lung cancer salvage, single agent                                     I / 2Q2002
                          Ovarian front-line dose escalation (GOG)                                          I/II / 2Q2002
                          Ovarian, fallopian tube, peritoneal carcinoma - salvage                             II / open
                          Colorectal cancer salvage                                                           II / open
                          Non-small-cell lung cancer (high risk patients)                                     II / open
                          Ovarian salvage (GOG)                                                               II / 2Q2002
                          Lung cancer, in combination with radiation                                           I / 2Q2002
                          Breast cancer (UK - CRC)                                                            II / 2Q2002
                          Kaposi sarcoma, single agent                                                        II / 2Q2002
                          Non-small-cell lung cancer (second line; multinational)                            III / 2Q2002
                          Ovarian cancer (front line; multinational)                                         III / 2Q2002

-------------------------------------------------------------------------------------------------------------------------------
         PG-CPT           Advanced solid tumors                                                                I / open
       (CT-2106)
-------------------------------------------------------------------------------------------------------------------------------

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

     Linking a camptothecin to PG renders it water soluble, and animal studies suggest that it permits up to 400% more drug to be administered without an increase in toxicity. PG-CPT showed significantly enhanced anti-tumor activity in animal models of lung, colon and breast cancer, with up to 500% improvement over the free drug. We have optimized a polyglutamate camptothecin for clinical development and filed an IND in December 2001. A phase I clinical trial of PG-CPT in patients with advanced cancers was initiated in the first quarter of 2002, and we plan to initiate another trial in the second half of 2002.


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

     .    submission to the FDA of an NDA

     . satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance cGMPs, and

     .    FDA review and approval of the NDA.

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

FACTORS AFFECTING OUR OPERATING RESULTS

     This annual report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-K/A.

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

                                                HIGH             LOW
                                                ----             ---

2000
   First Quarter .......................... $   52.00       $     5.31
   Second Quarter .........................     33.50            10.50
   Third Quarter ..........................     68.25            26.38
   Fourth Quarter .........................     77.25            30.50
2001
   First Quarter ..........................     49.00            12.50
   Second Quarter .........................     34.81            14.50
   Third Quarter ..........................     32.63            20.18
   Fourth Quarter .........................     34.70            22.50
2002
   First Quarter (through March 26, 2002)..     27.45            19.31

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

                                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                   2001         2000         1999         1998          1997
                                                   ----         ----         ----         ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   Product sales ..............................   $   6,130    $     502    $      --    $      --    $      --
   Collaboration agreements ...................          --           --           --       13,200       11,831
   License revenue ............................         106           --           --           --           --
                                                  ---------    ---------    ---------    ---------    ---------
     Total revenues ...........................       6,236          502           --       13,200       11,831
                                                  ---------    ---------    ---------    ---------    ---------
Operating expenses:
   Cost of product sold .......................         394           19           --           --           --
   Research and development (1) ...............      44,669       26,574       27,682       29,942       27,285
   General and administrative .................      21,863       14,770        9,788       10,889       10,090
   Sales and marketing ........................      13,405        5,651           --           --           --
   Amortization of purchased intangibles ......       9,390        9,390           --           --           --
                                                  ---------    ---------    ---------    ---------    ---------
     Total operating expenses .................      89,721       56,404       37,470       40,831       37,375
                                                  ---------    ---------    ---------    ---------    ---------
Loss from operations ..........................     (83,485)     (55,902)     (37,470)     (27,631)     (25,544)
                                                  ---------    ---------    ---------    ---------    ---------
Other income (expense):
   Investment income ..........................       9,200        4,517        1,692        3,094        2,895
   Interest expense ...........................      (5,988)        (544)        (502)        (435)        (377)
                                                  ---------    ---------    ---------    ---------    ---------
Net loss ......................................     (80,273)     (51,929)     (36,280)     (24,972)     (23,026)
Preferred stock dividend ......................      (1,372)        (508)      (5,201)          --           --
                                                  ---------    ---------    ---------    ---------    ---------
Net loss applicable to common shareholders ....   $ (81,645)   $ (52,437)   $ (41,481)   $ (24,972)   $ (23,026)
                                                  =========    =========    =========    =========    =========
Basic and diluted net loss per common
   share (2) ..................................   $   (2.41)   $   (2.07)   $   (2.67)   $   (1.62)   $   (1.98)
                                                  =========    =========    =========    =========    =========
Shares used in computation of basic and
   diluted net loss per common share ..........      33,822       25,345       15,552       15,410       11,634
                                                  =========    =========    =========    =========    =========

                                                                          DECEMBER 31,
                                                   ---------------------------------------------------------
                                                   2001         2000         1999         1998          1997
                                                   ----         ----         ----         ----          ----
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents, securities
   available-for-sale and interest receivable...  $ 259,421    $ 156,434    $  24,248    $  47,072    $  70,444
Working capital ................................    250,142      146,384       17,705       44,143       67,594
Total assets ...................................    303,750      190,111       30,848       58,156       80,433
Convertible subordinated notes .................    175,000           --           --           --           --
Other long-term obligations, less current
   portion .....................................      3,892        1,060        2,653        3,888        2,039
Total long-term obligations, less current
   portion .....................................    178,892        1,060        2,653        3,888        2,039
Accumulated deficit ............................   (290,552)    (210,279)    (158,350)    (122,070)     (97,098)
Total shareholders' equity .....................    109,557      177,943       20,904       47,165       71,760


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

     Research and development. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

                                                        2001            2000
                                                        ----            ----

     Compounds under development
        PG - compounds ..........................    $     20,480    $     5,247
        Trisenox ................................           3,244          4,829
        Other compounds .........................             710          1,111
        Operating expenses ......................          10,428          6,621
     Discovery research                                     9,807          8,766
                                                     ------------    -----------
        Total research and development expenses..    $     44,669    $    26,574
                                                     ============    ===========

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

     Research and development. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

                                                             2000             1999
                                                             ----             ----
      Compounds under development
         PG - compounds ................................  $      5,247     $      4,542
         Trisenox ......................................         4,829               --
         Other compounds ...............................         1,111            6,360
         Operating expenses ............................         6,621            8,488
      Discovery research ...............................         8,766            8,292
                                                          ------------     ------------
         Total research and development expenses .......  $     26,574     $     27,682
                                                          ============     ============

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

         The following table includes information relating to our contractual obligations as of December 31, 2001 (in thousands):

     CONTRACTUAL OBLIGATIONS                                 PAYMENTS DUE BY PERIOD
----------------------------------  ----------------------------------------------------------------------
                                                                                               After 5
                                       Total         1 Year       2-3 Years     4-5 Years       Years
                                    ------------   ----------     ---------     ---------      -------
Long Term Debt ...................  $      3,572   $    2,051    $    1,521     $       --     $        --
Operating Leases:
     Aircraft ....................        18,630        1,927         3,854          3,854           8,995
     Facilities ..................        47,450        4,653         7,851          8,167          26,779
Convertible Subordinated Notes....       175,000           --            --             --         175,000
Interest on Convertible
     Subordinated Notes. .........        55,344       10,063        20,125         20,125           5,031
                                    ------------   ----------    ----------     ----------     -----------
 .................................       299,996       18,694        33,351         32,146         215,805
Preferred Stock Dividends
     Payable in Cash or Stock ....         1,000          500           500             --              --
                                    ------------   ----------    ----------     ----------     -----------
 .................................  $    300,996   $   19,194    $   33,851     $   32,146     $   215,805
                                    ============   ==========    ==========     ==========     ===========

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Ernst & Young LLP, Independent Auditors ..................     41
Consolidated Balance Sheets ........................................     42
Consolidated Statements of Operations ..............................     43
Consolidated Statements of Shareholders' Equity ....................     44
Consolidated Statements of Cash Flows ..............................     45
Notes to Consolidated Financial Statements .........................     46

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

                                                Ernst & Young LLP

Seattle, Washington
February 8, 2002

                             CELL THERAPEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 DECEMBER 31,         DECEMBER 31,
                                                                                     2001                 2000
                                                                               ------------------   -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                         $  38,688              $  23,735
 Securities available-for-sale                                                       217,255                131,172
 Interest receivable                                                                   3,478                  1,527
 Accounts receivable, net of allowance of $389 and $67
  at December 31, 2001 and December 31, 2000, respectively                             1,453                    109
 Inventory                                                                               973                    167
 Prepaid expenses and other current assets                                             3,596                    782
                                                                                   ---------              ---------
    Total current assets                                                             265,443                157,492

Property and equipment, net                                                            8,395                  4,263
Goodwill, net                                                                          8,064                 10,135
Other intangibles, net                                                                 9,371                 16,690
Other assets and deferred charges                                                     12,477                  1,531
                                                                                   ---------              ---------
    Total assets                                                                   $ 303,750              $ 190,111
                                                                                   =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                  $   1,206              $   1,113
 Accrued expenses                                                                     11,521                  8,367
 Current portion of deferred revenue                                                     523                     --
 Current portion of long-term obligations                                              2,051                  1,628
                                                                                   ---------              ---------
    Total current liabilities                                                         15,301                 11,108
Convertible subordinated notes                                                       175,000                     --
Deferred revenue, less current portion                                                 2,371                     --
Other long-term obligations, less current portion                                      1,521                  1,060
Commitments
Shareholders' equity:
 Preferred Stock, no par value:
  Authorized shares - 10,000,000
   Series A and B, 161,118.645 shares designated,
    none issued or outstanding                                                            --                     --
   Series D, designated, issued and outstanding shares - none
    at December 31, 2001 (2,425 at December 31, 2000)                                     --                  1,510
 Common Stock, no par value:
   Authorized shares - 100,000,000
    Issued and outstanding shares - 34,981,763 and 33,562,627
     at December 31, 2001 and December 31, 2000, respectively                        399,649                386,895
 Notes receivable from officers                                                         (225)                  (255)
 Accumulated other comprehensive income                                                  685                     72
 Accumulated deficit                                                                (290,552)              (210,279)
                                                                                   ---------              ---------
    Total shareholders' equity                                                       109,557                177,943
                                                                                   ---------              ---------
    Total liabilities and shareholders' equity                                     $ 303,750              $ 190,111
                                                                                   =========              =========

                            See accompanying notes.

                             CELL THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                          2001            2000             1999
                                                        --------        --------         --------
Revenues:
Product sales                                           $  6,130        $    502         $     --
License revenue                                              106              --               --
                                                        --------        --------         --------
Total revenues                                             6,236             502               --
                                                        --------        --------         --------
Operating expenses:
Cost of product sold                                         394              19               --
Research and development                                  44,669          26,574           27,682
General and administrative                                21,863          14,770            9,788
Sales and marketing                                       13,405           5,651               --
Amortization of purchased intangibles                      9,390           9,390               --
                                                        --------        --------         --------
Total operating expenses                                  89,721          56,404           37,470
                                                        --------        --------         --------
Loss from operations                                     (83,485)        (55,902)         (37,470)
Other income (expense):
Investment income                                          9,200           4,517            1,692
Interest expense                                          (5,988)           (544)            (502)
                                                        --------        --------         --------
      Net other income (expense)                           3,212           3,973            1,190
                                                        --------        --------         --------
Net loss                                                 (80,273)        (51,929)         (36,280)
Preferred stock dividend                                  (1,372)           (508)          (5,201)
                                                        --------        --------         --------
Net loss applicable to common shareholders              $(81,645)       $(52,437)        $(41,481)
                                                        ========        ========         ========

Basic and diluted net loss per common share             ($  2.41)       ($  2.07)        ($  2.67)
                                                        ========        ========         ========

Shares used in calculation of basic and diluted
net loss per common share                                 33,822          25,345           15,552
                                                        ========        ========         ========

                            See accompanying notes.

                             CELL THERAPEUTICS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    NOTES                ACCUMULATED
                                               PREFERRED STOCK                   RECEIVABLE                 OTHER         TOTAL
                                                  SERIES D        COMMON STOCK      FROM    ACCUMULATED COMPREHENSIVE  SHAREHOLDERS'
                                               ---------------  ----------------
                                               SHARES  AMOUNT   SHARES   AMOUNT   OFFICERS    DEFICIT     INCOME/(LOSS)   EQUITY
                                               ------  -------  ------   ------- ---------- ----------- --------------- -----------
Balance at January 1, 1999                          - $     -    15,535  $169,619 $    (380) $ (122,070) $          (4) $    47,165
Net proceeds from the issuance of
  Series D convertible preferred stock
  and warrants to acquire common stock
  net of offering costs of $755
  (including warrants issued to placement
  agent valued at $100)                            10   6,228         -     3,117         -           -              -        9,345
Preferred stock dividend                            -       -         -       (44)        -           -              -          (44)
Proceeds from stock options exercised
  and stock awards, and stock sold via
  employee stock purchase plan                      -       -        61       131         -           -              -          131
Equity-based compensation expense                   -       -         -       569                     -              -          569
Reclass to current asset for former officer         -       -         -         -        50           -                          50
Comprehensive loss:
  Unrealized losses on securities
    available-for-sale                              -       -         -         -         -           -            (32)         (32)
Net loss for the year ended
    December 31, 1999                               -       -         -         -         -     (36,280)             -      (36,280)
                                                                                                                        -----------
Comprehensive loss                                  -       -         -         -         -           -              -      (36,312)
                                                ----- -------  --------  -------- ---------  ----------  -------------  -----------
Balance at December 31, 1999                       10   6,228    15,596   173,392      (330)   (158,350)           (36)      20,904
PolaRx acquisition                                  -       -     5,000    31,401         -           -              -       31,401
Conversion of preferred stock to common
  stock                                            (8) (4,718)    3,503     4,718         -           -              -            -
Net proceeds from the issuance of
  common stock, net of offering costs
  of $4,461 (including warrants
  issued to placement agent valued at
  $1,581)                                           -       -     3,333    37,120         -           -              -       37,120
Net proceeds from the issuance of
  common stock via follow-on public
  offering, net of offering costs of
  $9,302                                            -       -     3,600   127,498         -           -              -      127,498
Preferred stock dividend                            -       -         6       (83)        -           -              -          (83)
Proceeds from stock warrants exercised              -       -     1,291     2,876         -           -              -        2,876
Proceeds from stock options exercised
  and stock awards, and stock sold via
  employee stock purchase plan                      -       -     1,234     4,257         -           -              -        4,257
Equity-based compensation expense                   -       -         -     5,716                     -              -        5,716
Reclass to current asset for former officer         -       -         -         -        75           -              -           75
Comprehensive loss:
  Unrealized gains on securities
    available-for-sale                              -       -         -         -         -           -            108          108
Net loss for the year ended
    December 31, 2000                               -       -         -         -         -     (51,929)             -      (51,929)
                                                                                                                        -----------
Comprehensive loss                                  -       -         -         -         -           -              -      (51,821)
                                                ----- -------  --------  -------- ---------  ----------  -------------  -----------
Balance at December 31, 2000                        2   1,510    33,563   386,895      (255)   (210,279)            72      177,943
Conversion of preferred stock to
  common stock                                      2  (1,510)    1,121     1,510                                                 -
Preferred stock dividend                            -       -        21      (872)        -           -              -         (872)
Proceeds from stock warrants exercised              -       -        20       264         -           -              -          264
Proceeds from stock options exercised
  and stock awards, and stock sold via
  employee stock purchase plan                      -       -       347     1,489         -           -              -        1,489
Rescission of option exercises                      -       -       (91)     (266)        -           -              -         (266)
Equity-based expense related to
  warrants vesting                                  -       -         -     9,212         -           -              -        9,212
Equity-based compensation expense                   -       -         -     1,400         -           -              -        1,400
Reclass to current asset for former
  officer                                           -       -         -         -        30           -              -           30
Donation of common stock                            -       -         1        17         -           -              -           17
Comprehensive loss:
  Unrealized gains on securities
    available-for-sale                              -       -         -         -         -           -            312          312
  Unrealized gains on interest
    rate swap                                                                                                      301          301
Net loss for the year ended
    December 31, 2001                               -       -         -         -         -     (80,273)             -      (80,273)
                                                                                                                        -----------
Comprehensive loss                                                                                                          (79,660)
                                                ----- -------  --------  -------- ---------  ----------  -------------  -----------
Balance at December 31, 2001                        - $     -    34,982  $399,649 $    (225) $ (290,552) $         685  $   109,557
                                                ===== =======  ========  ======== =========  ==========  =============  ===========

                            See accompanying notes.

                             CELL THERAPEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Year Ended December 31,
                                                                            -----------------------------------------
                                                                                2001          2000           1999
                                                                            -----------   -------------    ----------
OPERATING ACTIVITIES

Net loss applicable to common shareholders                                  $   (81,645)    $ (52,437)     $(41,481)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
    Preferred stock dividend                                                      1,372           508         5,200
    Depreciation and amortization                                                11,197        11,115         1,822
    Noncash rent benefit                                                           (115)         (115)         (171)
    Equity-based expense related to warrants vesting                              9,212             -             -
    Equity-based compensation expense                                             1,417         5,716           569
    Loss on disposition of property and equipment                                     -             -           526
    Amortization of investment (discount) and premium                             1,040          (682)          366
    Loss (gain) on sale of investment securities                                    (26)            1             5
    Changes in assets and liabilities:
      Interest receivable                                                        (1,952)       (1,159)          270
      Accounts receivables, net                                                  (1,344)         (110)        3,254
      Inventory                                                                    (806)         (167)            -
      Prepaid expenses and other current assets                                  (2,537)           68           222
      Other assets and deferred charges                                          (3,599)         (521)         (732)
      Accounts payable                                                               93          (112)          118
      Accrued expenses                                                            2,907         1,893            80
      Deferred revenue                                                            2,894             -             -
                                                                            -----------     ---------      --------
Total adjustments                                                                19,753        16,435        11,529
                                                                            -----------     ---------      --------
Net cash used in operating activities                                           (61,892)      (36,002)      (29,952)
                                                                            -----------     ---------      --------

INVESTING ACTIVITIES

Purchases of securities available-for-sale                                     (297,471)     (148,415)      (29,562)
Proceeds from sales of securities available-for-sale                             35,183         2,513        11,111
Proceeds from maturities of securities available-for-sale                       175,503        33,723        41,915
Purchases of property and equipment                                              (5,938)         (953)         (558)
PolaRx acquisition, net of cash acquired                                              -          (781)            -
                                                                            -----------     ---------      --------
Net cash provided by (used in) investing activities                             (92,723)     (113,913)       22,906
                                                                            -----------     ---------      --------

FINANCING ACTIVITIES

Proceeds from issuance of convertible subordinated notes, net                   167,954             -             -
Sale of common stock, net of offering costs                                           -       164,619             -
Sale of preferred stock via private placement, net of offering costs                  -             -         9,345
Proceeds from common stock options exercised                                        977         4,034            14
Rescission of stock options exercised                                              (266)            -             -
Proceeds from common stock warrants exercised                                       264         2,876             -
Proceeds from employee stock purchase plan                                          512           223           117
Repayment of notes payable                                                            -        (2,673)            -
Repayment of long-term obligations                                               (1,425)       (1,103)       (1,118)
Proceeds from the issuance of long-term obligations                               1,552            --             -
                                                                            -----------     ---------      --------
Net cash provided by financing activities                                       169,568       167,976         8,358
                                                                            -----------     ---------      --------
Net increase in cash and cash equivalents                                        14,953        18,061         1,312
Cash and cash equivalents at beginning of year                                   23,735         5,674         4,362
                                                                            -----------     ---------      --------
Cash and cash equivalents at end of year                                    $    38,688     $  23,735      $  5,674
                                                                            ===========     =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Conversion of Series D preferred stock into common stock                    $     1,510     $   4,718      $      -
                                                                            ===========     =========      ========
Common Stock issued in PolaRx acquisition                                   $         -     $  31,440      $      -
                                                                            ===========     =========      ========
Cash paid during the period for interest obligations                        $     4,987     $     544      $    502
                                                                            ===========     =========      ========
Issuance of common stock for payment of preferred stock dividend            $       500     $     425      $      -
                                                                            ===========     =========      ========

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

     We entered into a supply agreement with our sole supplier of paclitaxel, a key starting material for our PG-TXL drug candidate. We also have an agreement with a contract manufacturer for TRISENOX, our current commercial product. If we are unable to obtain sufficient quantities from these suppliers, and if we were unable to source these materials and services from other suppliers and manufacturers, certain research and development and sales activities may be delayed.

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

                                           2001               2000
                                     ---------------    --------------
          Work in process .........  $           813    $           --
          Finished goods ..........              160               167
                                     ----------------   ---------------
                                     $           973    $          167
                                     ===============    ==============

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

                            CELL THERAPEUTICS, INC.

     Intangible assets are composed of the following as of December 31 (in thousands):

                                                     2001              2000
                                               ---------------   ---------------
         Goodwill ..........................   $        13,440   $        13,440
         Marketing intangible asset ........            16,100            16,100
         Other intangibles .................             6,674             6,674
                                               ---------------   ---------------
                                                        36,214            36,214
         Less: accumulated amortization ....            18,779             9,389
                                               ---------------   ---------------
                                               $        17,435   $        26,825
                                               ===============   ===============

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

     Information regarding the components of accumulated other comprehensive income is as follows (in thousands):

                                                              2001              2000
                                                         -------------     -------------
         Net unrealized gains on securities
          available-for-sale .........................   $         384     $          72
         Net unrealized gains on interest rate swap ..             301                --
                                                         -------------     -------------
                                                         $         685     $          72
                                                         =============     =============

2.   SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consist of the following as of December 31 (in thousands):

                                                                            2001
                                             ------------------------------------------------------------------
                                                                  GROSS           GROSS
                                                               UNREALIZED       UNREALIZED
                                             AMORTIZED COST       GAINS           LOSSES           FAIR VALUE
                                             --------------       -----           ------           ----------
U.S. government obligations .............     $      37,108     $       46     $           --     $      37,154
Municipal government obligations ........            24,071             17                (13)           24,075
Corporate obligations ...................           155,692            376                (42)          156,026
                                              -------------     ----------   -----------------    -------------
                                              $     216,871     $      439     $          (55)    $     217,255
                                              =============     ==========     ===============    =============


                                                                            2001
                                             -------------------------------------------------------------------
                                                                  GROSS           GROSS
                                                               UNREALIZED       UNREALIZED
                                             AMORTIZED COST       GAINS           LOSSES           FAIR VALUE
                                             --------------       -----           ------           ----------
U.S. government obligations ............      $      20,078     $       14     $           --     $      20,092
Municipal government obligations .......              4,050             16                 --             4,066
Corporate obligations ..................            106,972             56                (14)          107,014
                                              -------------     ----------     --------------     -------------
                                              $     131,100     $       86     $          (14)    $     131,172
                                              =============     ==========     ==============     =============

     As of December 31, 2001 and 2000, all securities available-for-sale had contractual maturities of less than one year. Gross realized gains and losses to date have not been material.

                            CELL THERAPEUTICS, INC.

3.   PROPERTY AND EQUIPMENT

     Property and equipment are composed of the following as of December 31 (in thousands):

                                                                       2001               2000
                                                                       ----               ----
         Leasehold improvements ...............................    $       6,369      $       4,551
         Lab equipment ........................................            7,947              6,075
         Furniture and office equipment .......................            9,126              6,877
                                                                   -------------      -------------
                                                                          23,442             17,503
         Less: accumulated depreciation and amortization ......          (15,047)           (13,240)
                                                                   -------------      -------------
                                                                   $       8,395      $       4,263
                                                                   =============      =============


     Depreciation expense of $1.8 million, $1.7 million, and $1.8 million was recognized during 2001, 2000, and 1999, respectively.

4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of December 31 (in thousands):

                                                                    2001              2000
                                                                    ----              ----
      Employee compensation and related expenses ............. $         3,430    $        3,033
      Accrued manufacturing expenses .........................           1,675               627
      Accrued clinical development ...........................           1,558               700
      Insurance financing and accrued interest expense .......           1,052               358
      Accrued corporate development and sales and marketing
         expenses ............................................             772               818
      Accrued other research and development expenses ........             588               719
      Other ..................................................           2,446             2,112
                                                               ---------------    --------------
                                                               $        11,521    $        8,367
                                                               ===============    ==============

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

Lease Agreements

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

Future Minimum Lease Payments
-----------------------------

     Future minimum lease commitments for operating leases at December 31, 2001 are as follows (in thousands):

             2002 ........................    $           6,580
             2003 ........................                5,854
             2004 ........................                5,852
             2005 ........................                5,955
             2006 ........................                6,066
             Thereafter ..................               35,773
                                              -----------------
                                              $          66,080
                                              =================

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

7. OTHER LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following as of December 31 (in thousands):

                                                                                 2001               2000
                                                                         ----------------   ------------------
   Master financing agreement, due October 2004, monthly
      payments of $48, including interest at 7.1% ....................   $        1,489     $             --
   Master financing agreement, due September 2002, monthly
      payments of $60, including interest at 12.4% ...................              680                1,273
   Master financing agreement, due December 2002, monthly
      payments of $18, including interest at 12.4% ...................              255                  431
   Master financing agreement, due December 2001, monthly
      payments of $44, including interest at 12.5% ...................               --                  617
   Accrued preferred stock dividend ..................................            1,000                  128
   Deferred rent and other long-term obligations .....................              148                  239
                                                                         --------------     ----------------
                                                                                  3,572                2,688
   Less current portion ..............................................           (2,051)              (1,628)
                                                                         --------------     ----------------
                                                                         $        1,521     $          1,060
                                                                         ==============     ================

                             CELL THERAPEUTICS, INC.

       For each borrowing, we granted the lender a security interest in specified fixed assets. Maturities of the long-term obligations listed above at December 31, 2001 are as follows (in thousands):

  Years Ending December 31,
  -------------------------
  2002 ............................................................    $   2,051
  2003 ............................................................        1,045
  2004 ............................................................          476
                                                                       ---------
                                                                       $   3,572
                                                                       =========

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

   Common Stock Reserved

     A summary of common stock reserved for issuance is as follows as of December 31, 2001:

           Convertible subordinated notes .....................        5,147,065
           Equity incentive plan ..............................        5,020,316
           Common stock warrants ..............................          868,649
           Restricted share rights ............................          103,665
           Employee stock purchase plan .......................           90,701
                                                                  --------------
                                                                      11,230,396
                                                                  ==============
9. STOCK OPTIONS AND WARRANTS

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

                             CELL THERAPEUTICS, INC.

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                                            SHARES UNDER       EXERCISE PRICE
                                                                               OPTION            PER SHARE
                                                                           --------------     ----------------
         Balance January 1, 1999 (57,477 exercisable) .............            2,508,827           $ 3.07
            Granted ...............................................            1,198,459             2.96
            Canceled ..............................................             (517,718)            3.03
            Exercised .............................................               (4,932)            2.84
                                                                           -------------

         Balance December 31, 1999 (1,666,822 exercisable)                     3,184,636             3.04
            Granted ...............................................
               At fair value ......................................            1,179,654            36.87
               At prices below fair value .........................               52,600            47.28
            Canceled ..............................................             (173,784)            5.37
            Exercised .............................................           (1,214,001)            3.31
                                                                           -------------

         Balance December 31, 2000 (1,097,625 exercisable)                     3,029,105            16.73
            Granted ...............................................            1,583,129            25.78
            Canceled ..............................................              (40,478)           36.08
            Exercised .............................................             (324,182)            2.99
            Rescinded .............................................               91,384             2.91
                                                                           -------------

         Balance December 31, 2001 (1,812,564 exercisable)                     4,338,958            20.59
                                                                           =============

                                                                                      EXERCISABLE OPTIONS OUTSTANDING
                                                OPTIONS OUTSTANDING                        (WITHOUT RESTRICTION)
                               ----------------------------------------------------   -------------------------------
                                                      WEIGHTED
                                                       AVERAGE
                                     NUMBER           REMAINING        WEIGHTED                         WEIGHTED
                                  OUTSTANDING        CONTRACTUAL       AVERAGE           NUMBER         AVERAGE
RANGE OF EXERCISE PRICES            12/31/01            LIFE         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-------------------------      -----------------  ----------------  ---------------   ------------   ----------------
$   2.00 - $11.09 ........         1,610,202         7.07 Years       $    2.98         1,418,604       $    2.95
$  14.72 - $24.55 ........           664,548         9.46 Years       $   23.88            28,810       $   21.82
$  24.81 - $30.06 ........         1,272,403         9.47 Years       $   27.40           100,760       $   28.11
$  39.56 - $47.28 ........           791,805         8.89 Years       $   42.67           264,390       $   42.40
                               -------------                                          -----------

$   2.00 - $47.28 ........         4,338,958          8.47 Years      $   20.59         1,812,564       $   10.40
                               =============                                          ===========

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

                                                               2001             2000              1999
                                                               ----             ----              ----
Net loss applicable to common shareholders:
    As reported .......................................    $  (81,645)      $  (52,437)       $   (41,481)
    As adjusted .......................................      (104,152)         (56,894)           (43,530)
Basic and diluted net loss per share:
    As reported .......................................    $    (2.41)      $    (2.07)       $     (2.67)
    As adjusted .......................................    $    (3.08)      $    (2.24)       $     (2.80)

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

10. NET LOSS PER SHARE

     Basic and diluted loss per share is calculated using the average number of common shares outstanding as follows (in thousands, except per share amounts):

                                                                Year ended December 31,
                                                                -----------------------
                                                         2001             2000            1999
                                                         ----             ----            ----
Net loss applicable to common shareholders (A).....   $    (81,645)   $    (52,437)   $    (41,481)
                                                      ============    ============    ============

Weighted average common stock
   outstanding (B) ................................         33,822          25,345          15,552
                                                      ============    ============    ============

Loss per share:
   Basic and diluted (A/B) ........................   $      (2.41)   $      (2.07)   $      (2.67)
                                                      ============    ============    ============

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

     Significant components of our deferred tax liabilities and assets as of December 31 are as follows (in thousands):

                                                                2001             2000
                                                                ----             ----
Deferred tax assets:
     Net operating loss carryforwards ...................    $   102,837      $    80,267
     Research and development tax credit
        carryforwards ...................................          9,768            7,753
     Accruals on financial statements in excess of
        tax returns ......................................           303              148
     Charitable contributions carryforward ...............           572              139
     Depreciation in financial statements in
        excess of tax ....................................           649              529
     Other ...............................................            62               --
                                                             -----------      -----------
Gross deferred tax assets ................................       114,191           88,836
Less valuation allowance .................................      (114,191)         (88,785)
                                                             -----------      -----------
Gross deferred tax liability: ............................            --               51
     Accruals on tax returns in excess of financial
        statements .......................................            --              (51)
                                                             -----------      -----------
Net deferred tax .........................................   $        --      $        --
                                                             ===========      ===========

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

13. SIGNIFICANT AGREEMENTS

    Other Agreements

        Chugai Pharmaceutical Co., Ltd.: In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of PG-TXL. This agreement grants an exclusive license to Chugai to develop and commercialize PG-TXL in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the development period on a straight-line basis. We recognized $106,000 of revenue during 2001. Under the agreement, we may also receive milestone payments totaling up to $16.0 million upon Chugai's achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54 million in development expenditures over the course of the licensing agreement. The agreement will terminate on a country-by-country basis

                           CELL THERAPEUTICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

     We will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement of up to $20.5 million. We made a $2 million milestone payment to PG-TXL Company L.P. in 2000. We also granted warrants to purchase 350,000 shares of our common stock to PG-TXL Company, L.P., which became exercisable upon our entering a licensing agreement for PG-TXL with Chugai Pharmaceutical Co., Ltd (see Note 9). We are obligated to meet certain development requirements by June 30, 2002 to maintain exclusive license rights.

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

     We are also required to make contingent payments of up to $9.0 million and future royalties if certain milestones and target net sales specified in the merger agreement are attained. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and will be capitalized as additional goodwill. The acquisition was accounted for as a purchase transaction and PolaRx operating results are included in our operating results from the date of acquisition. The aggregate purchase price of approximately $36.2 million, which was valued by an outside independent party, was allocated, based on the fair value on the acquisition date, to marketing intangible assets ($16.1 million), patented technology ($6.7 million) and goodwill ($13.4 million). The intangible assets are amortized

                           CELL THERAPEUTICS, INC.

over their estimated useful lives of three to five years. Notes payable aggregating $2,673,000 were assumed in connection with the PolaRx acquisition. The notes carried interest rates of 9% to 15% and became due and were paid between March and November 2000. We also assumed and paid a fee of $750,000 to a placement agent in connection with the acquisition.

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

                             CELL THERAPEUTICS, INC.

16. UNAUDITED QUARTERLY DATA

      The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

                                                        FIRST       SECOND        THIRD      FOURTH
                                                       QUARTER      QUARTER      QUARTER     QUARTER
                                                     ---------    ---------    ---------   ---------
2001
Revenues ........................................    $     929    $   1,886    $   1,004   $   2,417
Gross profit ....................................          879        1,803          846       2,314
Operating expenses ..............................       14,777       19,257       22,493      33,194
Net loss ........................................      (11,580)     (15,866)     (21,340)    (31,487)
Net loss applicable to common shares ............      (11,705)     (15,992)     (21,461)    (32,487)
Net loss per common share-basic and
  diluted .......................................        (0.35)       (0.47)       (0.64)      (0.95)

2000
Revenues ........................................    $      --    $      --    $      --   $     502
Gross profit ....................................           --           --           --         483
Operating expenses ..............................       11,355       12,392       14,618      18,039
Net loss ........................................      (11,069)     (11,832)     (13,980)    (15,048)
Net loss applicable to common shares ............      (11,195)     (11,958)     (14,108)    (15,176)
Net loss per common share-basic and
  diluted .......................................        (0.58)       (0.49)       (0.55)      (0.47)

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                                                         AGE AS OF
NAME                                                                      5/01/02       DIRECTOR SINCE        CLASS
                                                                        -----------    ----------------     ---------
James A. Bianco, M.D.(2)                                                      45              1991              III
Jack L. Bowman(3)(4)                                                          69              1995                I
Vartan Gregorian, Ph.D.                                                       68              2001               II
Wilfred E. Jaeger, M.D.(3)(4)                                                 46              1992               II
Max E. Link, Ph.D.(1)(2)                                                      61              1995               II
Mary O. Mundinger, DrPH(3)                                                    65              1997              III
Phillip M. Nudelman, Ph.D.(2)(4)                                              66              1994                I
Jack W. Singer, M.D.                                                          59              1991              III

___________________________
(1)  Chairman of the board of directors.
(2)  Member of the executive committee.
(3)  Member of the compensation committee.
(4)  Member of the audit committee.

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

       Mr. Bowman has been one of our directors since April 1995. From 1987 until January 1994, Mr. Bowman was a company group chairman at Johnson & Johnson, having primary responsibility for a group of companies in the diagnostic, blood glucose monitoring and pharmaceutical businesses. From 1980 to 1987, Mr. Bowman held various positions at American Cyanamid Company, most recently as executive vice president. Mr. Bowman was a member of the board of trustees of The Johns Hopkins University and serves on the board of directors of NeoRx Corporation, Cellegy Pharmaceuticals, Inc., Targeted Genetics Corporation, Celgene Corporation, Osiris Therapeutics, and Reliant Pharmaceuticals.

       Dr. Gregorian has been one of our directors since December 2001. He is the twelfth president of Carnegie Corporation of New York, a grant-making institution founded by Andrew Carnegie in 1911. Prior to his current position, which he assumed in June 1997, Dr. Gregorian served for eight years as Brown University's sixteenth president. He was awarded a Ph.D. in history and humanities from Stanford University. A Phi Beta Kappa and a Ford Foundation Foreign Area Training Fellow, he is a recipient of numerous fellowships, including those from the John Simon Guggenheim Foundation, the American Council of Learned Societies, the Social Science Research Council and the American Philosophical Society. He serves on the boards of Mc-Graw Hill and Providence Journal.

       Dr. Jaeger has been one of our directors since September 1992. Dr. Jaeger is a founding general partner of Three Arch Partners, a venture capital firm which focuses on health care investments. Prior to joining Three Arch Partners in 1993, he was a partner at Collinson Howe Venture Partners, formerly

Schroeder Venture Advisors and the Phoenix Partners. Dr. Jaeger is also a director of numerous other healthcare companies. Dr. Jaeger received his M.D. from the University of British Columbia in Vancouver, B.C., Canada.

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

     Dr. Nudelman has been one of our directors since March 1994. Since May 2000, he has been the president and chief executive officer of The Hope Heart Institute. From 1998 to 2000, he was the chairman of the board of Kaiser/Group Health. From 1990 to 2000, Dr. Nudelman was the president and chief executive officer of Group Health Cooperative of Puget Sound, a health maintenance organization. Dr. Nudelman serves on the board of directors of SpaceLabs Medical, Inc., Personal Path Systems, and Cytran Ltd. Dr. Nudelman received his B.S. degree in microbiology, zoology and pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in health systems management from Pacific Western University.

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

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to our executive officers:

NAME                                AGE AS OF 5/01/02                                POSITION
                                   --------------------   ------------------------------------------------------
James A. Bianco, M.D.                    45               President, Chief Executive Officer
Louis A. Bianco                          49               Executive Vice President, Finance and Administration
James Canfield                           44               Executive Vice President, Chief Administrative Officer
Edward F. Kenney                         57               Executive Vice President, Chief Operating Officer
Michael B. Mumford                       45               Executive Vice President, Manufacturing Operations
Carolyn M. Paradise, M.D.                57               Executive Vice President, Chief Medical Officer
Jack W. Singer, M.D.                     59               Executive Vice President, Research Program Chairman

     See "Directors and Executive Officers of the Registrant - Directors" for biographical information concerning Drs. Bianco and Singer.

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

     Mr. Canfield has been our executive vice president, chief administrative officer since December 2001. From May 2001 to December 2001, Mr. Canfield served as our vice president, human resource development and administrative services. From September 1999 to May 2001, Mr. Canfield was a senior consultant in the human resource department at Cobus Group and from April 1996 to August 1999, served as the director of human resources at Sonus Pharmaceuticals, Inc. Additionally, he has held senior human resource positions at Northern Automotive Corporation and Lucky Stores. Mr. Canfield received his B.S. degree in Human Resources Management from Kennedy Western University.

     Mr. Kenney has been our executive vice president, chief operating officer since January 1999. From February 1997 to September 1998 he was vice president of marketing and sales at CellPro Incorporated. From 1987 to 1996 he served in various sales, marketing and business development positions at Cetus Corporation and Chiron Corporation, which merged in 1991. From 1991 to 1996, Mr. Kenney was a marketing manager in the cardiovascular therapy area at Boehringer Ingelheim, and from 1978 to 1986, he served in various sales, marketing and business development capacities at Bristol-Myers Corporation. Mr. Kenney received his M.S. degree in Natural Resources from Ohio State University.

     Mr. Mumford has been our executive vice president, manufacturing operations since August 2001. From 1987 through 2001, Mr. Mumford held several positions at Immunex Corporation serving as the vice president of business and alliance management from June 2000 through August 2001 and vice president of manufacturing from January 1992 to June 2000. From 1981 to 1987, he held various development and manufacturing positions at Genentech, Inc. Mr. Mumford received his M.S. degree in Microbiology from the University of Oklahoma.

     Ms. Paradise has been our executive vice president, chief medical officer since September 2001. From May 2000 to September 2001, she served as our vice president of clinical development and from November 1997 to April 2000, as our head of medical affairs. Ms. Paradise has also been a key member of our project review board. From 1994 to 1998, she served as the assistant clinical professor in the department of medical oncology at UCSF Cancer Center and from 1992 to 1997, was vice president of clinical development at Chiron Technologies. She also was the director of clinical research oncology at Sterling Winthrop Pharmaceutical from 1991 to 1992 and has held several pharmaceutical/biotechnology related positions since 1977. Ms. Paradise received her B.A. degree from Hunter College and her M.D. from Free University of Brussels, Belgium.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other of our equity securities. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them. Based solely on review of this information, or written representations from reporting persons that no other reports were required, we believe that, during the 2001 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, other than the filings of a Form 4 for each of James A. Bianco, Louis A. Bianco, and Jack W. Singer, which were filed one day late.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on the board. Non-employee directors are paid $2,000 per meeting of the board, up to a maximum of $10,000 per director each calendar year, and $1,000 per meeting of a board committee, up to a maximum of $5,000 per director each calendar year. All directors are reimbursed for their expenses incurred in attending board meetings. In 2001, pursuant to the Automatic Option Grant Program in effect for the directors under our 1994 Stock Option Plan, each non-employee director also received a fully-vested option grant for 15,000 shares upon appointment to the board, and a fully-vested option grant for 5,000 shares annually after the commencement of his or her service as a director. Each of these options has an exercise price equal to 100% of the fair market value on the grant date in 2001 and a term of ten years measured from the grant date, subject to early termination if the optionee stops serving as a director.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation earned in the years ended December 31, 2001, 2000 and 1999 by our chief executive officer and the four other most highly compensated executive officers who were serving as executive officers at December 31, 2001, who we will collectively refer to as the named executive officers:

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION             LONG-TERM COMPENSATION AWARDS
                                ------------------------------- -------------------------------------------
                                                                                  RESTRICTED    SECURITIES
                                                                  OTHER ANNUAL      STOCK       UNDERLYING     ALL OTHER
      NAME AND PRINCIPAL                   SALARY       BONUS     COMPENSATION      AWARDS       OPTIONS     COMPENSATION
           POSITION               YEAR      ($)          ($)         ($) (1)       ($) (2)       (#) (3)          ($)
-----------------------------   --------  ---------   --------- ---------------   -----------  ------------ --------------
James A. Bianco, M.D. .......     2001     433,008     222,013        88,589(4)          --      250,000       49,304(5)
   President and Chief            2000     433,125     293,101        66,394(6)          --      300,000       49,461(7)
   Executive Officer              1999     433,224      50,000       101,885(8)     108,412      100,000      141,397(9)
Louis A. Bianco .............     2001     300,120      48,874            --             --       75,000        8,302(10)
   Executive Vice President,      2000     300,120      60,000            --             --       60,000       10,621(11)
   Finance and Administration     1999     300,120          --            --         54,252       35,000       10,428(12)
Edward F. Kenney ............     2001     246,000      66,420            --             --       75,000           --
   Executive Vice President,      2000     225,000     100,000            --             --      100,000           --
   Chief Operating Officer        1999     211,442          --            --         56,304      135,000           --
Carolyn M. Paradise, M.D. ...     2001     238,152      66,103            --             --       75,000           --
   Executive Vice President,
   Chief Medical Officer
Jack W. Singer, M.D. ........     2001     260,016      70,204            --             --       75,000       11,460(13)
   Executive Vice President,      2000     260,016      70,000            --             --       70,000       10,984(13)
   Research Program Chairman      1999     260,016          --            --         65,067       40,000       11,655(13)

___________________________
(1) Other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of the perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the applicable year.
(2) All restricted stock grants were made on December 22, 1999 under the 1994 Equity Incentive Plan. The aggregate number of shares held by the named executive officers at the end of 2001 (and their market value as of December 31, 2001) were: Dr. Bianco, 35,394 ($108,412); Dr. Singer, 21,243
     ($65,067); Mr. Bianco, 17,712 ($54,252); Mr. Kenney, 18,382 ($56,304); and
     Ms. Paradise, 10,000 ($30,630). All of these grants vest 100% on the third anniversary of the grant date.
(3)  None of the named executive officers held any stock appreciation rights.
(4) Other annual compensation for Dr. Bianco represents perquisites, including $51,685 in tax reimbursements.
(5) All other compensation for Dr. Bianco includes the following: (i) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment, and (ii) reimbursement of long-term disability insurance premiums of $9,304.
(6) Other annual compensation for Dr. Bianco represents perquisites, including $38,772 in tax reimbursements and $19,416 in business travel reimbursements.
(7) All other compensation for Dr. Bianco includes the following: (i) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment, and (ii) reimbursement of long-term disability insurance premiums of $9,461.
(8) Other annual compensation for Dr. Bianco represents perquisites, including $34,166 in tax reimbursements for certain perquisites, and $61,304 in tax reimbursement with respect to loan forgiveness described in Note 9.
(9) All other compensation for Dr. Bianco includes the following: (i) loan forgiveness of $88,036 pursuant to the terms of Dr. Bianco's employment agreement, (ii) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco's employment, (iii) reimbursement of long-term disability insurance premiums of $9,461, and (iv) travel and expense reimbursements totaling $3,900.
(10) All other compensation for Mr. Bianco includes reimbursement for long-term disability insurance premiums.
(11) All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,443, and
     (ii) a premium payment of $2,178 for life insurance.
(12) All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,499, and
     (ii) a premium payment of $1,929 for life insurance.
(13) All other compensation for Dr. Singer includes reimbursement for long-term disability insurance premiums.

        The following table sets forth for each of the named executive officers the number of options granted during the year ended December 31, 2001 and the potential realizable value of such grants. No stock appreciation rights were granted to such individuals for the 2001 fiscal year.

                                    OPTIONS GRANTED IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS
                                   -------------------------------------------------------    POTENTIAL REALIZABLE
                                                  % OF TOTAL                                    VALUE AT ASSUMED
                                    NUMBER OF      OPTIONS                                    ANNUAL RATES OF STOCK
                                    SECURITIES    GRANTED TO                                 PRICE APPRECIATION FOR
                                    UNDERLYING    EMPLOYEES      EXERCISE                        OPTION TERM (3)
                                     OPTIONS      IN FISCAL        PRICE       EXPIRATION   --------------------------
  NAME                             GRANTED (1)     YEAR (%)     ($/SH) (2)        DATE         5% ($)        10% ($)
  ----                             -----------   ------------  ------------   ------------  --------------------------
James A. Bianco, M.D.............     250,000        16.5%        $27.30        11/30/11     $4,291,420   $10,875,300
Louis A. Bianco..................      75,000         4.9          27.30        11/30/11      1,287,426     3,262,590
Edward F. Kenney.................      75,000         4.9          27.30        11/30/11      1,287,426     3,262,590
Carolyn M. Paradise, M.D.........      20,000         1.3          24.55          7/6/11        308,724       782,368
Carolyn M. Paradise, M.D.........      55,000         3.6          27.30        11/30/11        944,112     2,392,566
Jack W. Singer, M.D..............      75,000         4.9          27.30        11/30/11      1,287,426     3,262,590

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

        The following table sets forth for each of the named executive officers, the fiscal year-end number and value of unexercised options. None of the named executive officers held any stock appreciation rights at the end of the 2001 fiscal year.

                         AGGREGATED OPTION EXERCISES IN LATEST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED             VALUE OF UNEXERCISE
                                                                        OPTIONS AT                  IN-THE-MONEY OPTIONS
                                     SHARES                         FISCAL YEAR END (#)              FISCAL YEAR-END ($)
                                   ACQUIRED ON     VALUE        ----------------------------- -----------------------------
NAME                              EXERCISE (#)   REALIZED ($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                              ------------- --------------  ------------- --------------- ------------- ---------------
James A. Bianco, M.D.                    --      $        --       372,291(2)      33,333      $ 7,888,460    $   702,560
Louis A. Bianco                          --               --       146,647(3)      11,666        3,108,034        245,884
Edward F. Kenney                         --               --        90,005         44,995        1,855,399        927,546
Carolyn M. Paradise, M.D.                --               --        33,074          9,030          709,117        193,576
Jack W. Singer, M.D.                 10,000          267,792       111,198         13,333        2,354,157        281,020

__________________

     (1) This amount is the aggregate number of in-the-money options multiplied by the difference between the last reported sale price of the common stock on the Nasdaq National Market on December 31, 2001 and the exercise price for that option.
     (2)  Includes 38,048 options exercised and rescinded by Dr. Bianco in 2001.
     (3)  Includes 43,336 options exercised and rescinded by Mr. Bianco in 2001.

EMPLOYMENT AGREEMENTS

     Dr. Bianco, president and chief executive officer, entered into an employment agreement with us effective July 4, 2000. The agreement provides that, in the event that Dr. Bianco's employment is involuntarily terminated, the severance benefits are equal to: eighteen months base salary, immediate vesting of all of Dr. Bianco's stock options and restricted shares, payment for life insurance and accrued but unused vacation. The employment agreement restricts Dr. Bianco from competing with us for the term of the severance payment period following the termination of his employment with us. In addition, the severance payments are conditioned upon Dr. Bianco not soliciting our employees. The agreement also provides that, in the event a change of control (as defined in the employment agreement) occurs, then all of Dr. Bianco's stock options and restricted shares will immediately become vested. It further provides that, if any payments are subject to the excise tax on parachute payments, we will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment.


     Each of Jack W. Singer, Louis A. Bianco, and Edward F. Kenney has entered into a severance agreement with us effective September 23, 1997, February 1, 1998, and January 22, 1999, respectively. The agreements provide that, in the event any of the foregoing named executive officers is terminated by us without cause or resigns for good reason, including a change in title in connection with a change in control in the cases of Dr. Singer and Mr. Bianco: (1) we will pay the base salary for one year from the severance date (2) we will pay accrued but unused vacation through the severance date, (3) we will continue to pay benefits for one year from the severance date, and (4) all stock options will become immediately vested. Inventions and proprietary information agreements restrict Dr. Singer from competing with us for two years after the termination of his employment with us.

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

     The positions of our chief executive officer and the other executive officerswere compared with those of their counterparts at the peer companies, and themarket compensation levels for comparable positions were examined to determinebase salary, target incentives, and total cash compensation. In addition, the practices of the peer companies concerning stock option grants were also reviewed and compared.

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

     Variable Incentive Awards. To reinforce the attainment of our goals, the compensation committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay. The annual incentive payment for each executive officer is determined on the basis of the achievement of the corporate objectives established for the fiscal year and the Committee's evaluation of the officer's performance both on an individual and team basis. For the 2001 fiscal year, the corporate performance objectives were tied to the following measures of success:
(1) expand the commercial projects for TRISENOX revenue growth targeting break even operating unit by 2003; (2) enhance our drug candidate portfolio; (3) optimize the development and commercial potential for PG-TXL; and (4) secure adequate operating capital.

     Long-Term, Equity-Based Incentive Awards. The goal of our long-term equity-based incentive awards is to align the interests of executive officers with the shareholders and to provide each executive officer with a significant incentive to perform his or her management duties from the perspective of an owner with an equity stake in the business. Such incentive is provided through stock option grants made under the 1994 plan. The size of the option grant to each executive officer is set at a level which the compensation committee feels is appropriate to create a meaningful opportunity for stock ownership based upon the executive officer's current position with us, internal comparability with stock option grants made to our other executives, the executive officer's current level of performance and his or her potential for future responsibility and promotion over the option term. The compensation committee also takes into account comparable equity incentives provided to individuals in similar positions in the biotechnology and pharmaceutical industries, as reflected in external surveys, and the number of unvested options held by the executive officer at the time of the new grant. The compensation committee has established certain general guidelines by which it seeks to target a fixed number of unvested option shares for each executive officer based upon his or her current position with us and his or her potential for in-house growth (i.e., future responsibilities and possible promotions over the option term). However, the compensation committee does not strictly adhere to these guidelines in making stock option grants, and the relative weight that is given to the various factors varies from individual to individual, as the circumstances warrant.

     During fiscal 2001, the compensation committee awarded the executive officers named in this proxy statement, new stock options for an aggregate of 550,000 shares of common stock. Each grant allows the officer to acquire the shares underlying the stock option at a fixed price per share (the market price on the grant date) over a ten-year period of time. Specifically, the options vest in periodic installments over a three-year period, contingent upon the executive officer's continued employment with us. Accordingly, the option will provide a return only if the officer remains with us and then only if the market price appreciates over the option term.

                   COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The base salary of our chief executive officer, James A. Bianco, M.D., is reviewed annually by the compensation committee and was $433,008 for the 2001 fiscal year, which equates to a 0% increase over fiscal year 2000. Such salary level was established on the basis of the base salary levels in effect for chief executive officers at the other biotechnology and pharmaceutical companies comprising the peer companies. This salary level for Dr. Bianco brings him to 8% above the average of the salary levels in effect for the chief executive officers of the peer companies. The compensation committee granted Dr. Bianco bonuses of $222,013 during 2001. This amount is 51% of base pay, and is above peer data suggesting that short term incentive target grants are approximately 40% of base pay.

     Dr. Bianco was also awarded stock options for 250,000 shares of common stock at an exercise price of $27.30 per share. The grant reflected the compensation committee's continuing policy to maintain his option holdings at a level consistent with that for other chief executive officers of comparable commercial companies in the pharmaceutical industry and to subject a portion of his overall compensation each year to the market performance of our common stock. Accordingly, the stock option grants will be of no value to Dr. Bianco unless there is appreciation in the value of our common stock over the option term.

              COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

As a result of Section 162(m) of the Internal Revenue Code, which was enacted into law in 1993, we will not be allowed a federal income tax deduction for compensation paid to certain officers, to the extent that compensation exceeds one (1) million dollars per officer in any one year. This limitation will apply to all compensation that is not considered to be performance based. Compensation that does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. Our 1994 plan has been structured so any compensation deemed paid in connection with the exercise of stock options granted under that plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation. The cash compensation paid to our executive officers during fiscal 2001 did not exceed the one (1) million dollar limit per officer.

                                           COMPENSATION COMMITTEE

                                           Jack L. Bowman
                                           Wilfred E. Jaeger, M.D.
                                           Mary Mundinger, DrPH

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the last completed fiscal year, the compensation committee consisted of Mr. Bowman and Drs. Jaeger and Mundinger. None of these individuals was at any time during the last completed fiscal year, or at any other time, one of our officers or employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of common stock, as of March 31, 2002, by (1) each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors and nominees for director, (3) each of our executive officers named in the Summary Compensation Table herein, and (4) all directors and executive officers as a group:

                                                              NUMBER OF
                                                               SHARES
                                                            BENEFICIALLY   SHARES SUBJECT   PERCENTAGE
        NAME AND ADDRESS OF BENEFICIAL OWNER (1)               OWNED (2)      TO OPTIONS    OWNERSHIP (2)
----------------------------------------------------------  -------------  --------------- -------------
Lindsay A. Rosenwald and The Aries Master Funds (3) ......   3,483,491            --         9.9%
   c/o Paramount Capital Asset Management, Inc.
   787 Seventh Avenue, 48th Floor
   New York, NY 10019
Essex Woodlands Health Ventures Fund IV, L.P. (4) ........   1,965,816            --         5.6%
   15001 Walden Road, Suite 101
   Montgomery, TX 77356
Janus Capital Corporation (5) ............................   2,515,370            --         7.2%
   100 Fillmore Street
   Denver, CO 90206
James A. Bianco, M.D.** ..................................     759,610       472,291         2.1%
Jack L. Bowman** .........................................      27,383        27,383          *
Vartan Gregorian, Ph.D.** .................................      15,000        15,000          *
Wilfred E. Jaeger, M.D.** ................................       8,240         8,240          *
Max E. Link, Ph.D.** .....................................      10,000        10,000          *
Mary O. Mundinger, DrPH** ................................      20,000        20,000          *
Phillip M. Nudelman, Ph.D.** .............................      36,811        36,811          *
Jack W. Singer, M.D.** ...................................     357,779       134,532         1.0%
Louis A. Bianco ..........................................     188,190       166,647          *
Edward F. Kenney .........................................     156,668       156,668          *
Carolyn M. Paradise, M.D. ................................      37,551        37,324          *
All directors and executive officers as a group
   (13 persons) ..........................................   1,625,232     1,092,896         4.5%

_______________________
*    Less than 1%
**   Denotes director of the Company
(1) The address of the individuals listed is 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors, and Schedules 13D and 13G filed with the SEC. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2002, are deemed outstanding for computing the percentage of the person holding the option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(3) Includes (a) warrants to purchase 35,000 shares of common stock, and 1,544,510 shares of common stock held by Lindsay A. Rosenwald, M.D., (b) warrants to purchase 257,219 shares of common stock, and 1,007,481 shares of common stock held by The Aries Master Fund, a Cayman Island exempted company, (c) warrants to purchase 104,229 shares of common stock, and 405,866 shares of common stock held by Aries Domestic Fund L.P., (d) warrants to purchase 8,076 shares of common stock, and 121,110 shares of common stock, held by Aries Domestic Fund II, L.P. Paramount Capital Asset Management, Inc. is the general partner of each of the Aries Domestic Funds and the investment manager of The Aries Master Fund. Dr. Rosenwald is the chairman and sole shareholder of Paramount Capital Asset Management.
(4) Consists of 1,965,816 shares of common stock beneficially owned by Essex Woodlands Health Ventures Fund IV, L.P. Mr. Martin P. Sutter is the managing director of Essex Woodlands Health Ventures Fund IV, L.P.
(5) Janus Capital Corporation has sole power to vote and dispose of 2,515,370 shares. Mr. Thomas H. Bailey, the president and chairman of the board of Janus Capital Corporation, has sole power to vote and dispose of 2,515,370 shares. Also, Janus Global Life Sciences Fund has sole power to vote and dispose of 1,773,055 shares.

EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing compensation plans as of December 31, 2001, including the 1994 Equity Incentive Plan and the 1996 Employee Stock Purchase Plan.

----------------------------------------------------------------------------------------------------------------------
PLAN CATEGORY             (A) NUMBER OF        (B) WEIGHTED AVERAGE      (C) NUMBER OF        (D) TOTAL OF SECURITIES
                      SECURITIES TO BE ISSUED    EXERCISE PRICE OF    SECURITIES REMAINING      REFLECTED IN COLUMNS
                         UPON EXERCISE OF       OUTSTANDING OPTIONS,  AVAILABLE FOR FUTURE          (A) AND (C)
                       OUTSTANDING OPTIONS,     WARRANTS, AND RIGHTS  ISSUANCE UNDER EQUITY
                       WARRANTS AND RIGHTS                              COMPENSATION PLANS
                                                                      (EXCLUDING SECURITIES)
                                                                       REFLECTED IN COLUMN
                                                                               (A)
----------------------------------------------------------------------------------------------------------------------
Equity Compensation
 Plans Approved by
   Shareholders             4,540,689                   $19.67                570,328                 5,111,017
----------------------------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 16, 1998, in lieu of cash bonuses, we extended loans at 4.97% annual interest to the following executive officers: Dr. Bianco, $100,000 and Dr. Singer, $75,000. The promissory notes provide for a single payment of principal and interest on December 16, 2002. The largest balances outstanding on the loans during 2001 were $115,663 and $86,747, respectively. The amounts outstanding at March 31, 2002 were $117,317 and $87,987, respectively.

     On April 8, 2002, we extended a loan of $3.5 million to Dr. Bianco. The loan is a full-recourse loan and is secured by a mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of Cell Therapeutics, Inc. common stock owned by Dr. Bianco. The loan bears interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually (4.55% at April 8, 2002). Interest is due on October 8th and April 8th of each year that the loan is outstanding and principal is due April 8, 2004.

Stock Performance Graph

                                    [GRAPH]

                                3/21/1997      3/31/1997    6/30/1997      9/30/1997    12/31/1997    3/31/1998    6/30/1998
                                ---------      ---------    ---------     ----------    ----------    ---------    ---------
Cell Therapeutics, Inc        $    100.00    $     97.56   $   108.54     $   145.12    $   165.85   $    40.24  $     26.22
Nasdaq Stock Index (U.S.)     $    100.00    $     97.51   $   115.38     $   134.88    $   126.29   $   147.81  $    151.88
Nasdaq Pharmaceutical Index   $    100.00    $     93.41   $   100.51     $   112.78    $   101.42   $   111.37  $    102.71

                                9/30/1998    12/31/1998      3/31/1999    6/30/1999      9/30/1999    12/31/1999    3/31/2000
                               ----------    ----------      ---------    ---------      ---------    ----------    ---------
Cell Therapeutics, Inc        $     20.73    $     29.27    $     34.15   $    24.09     $    21.95    $    68.29   $   228.66
Nasdaq Stock Index (U.S.)     $    137.04    $    178.07    $    199.70   $   218.41     $   223.84    $   330.85   $   371.43
Nasdaq Pharmaceutical Index   $     96.98    $    128.74    $    141.16   $   144.09     $   165.71    $   242.74   $   297.77

                                6/30/2000    9/30/2000      12/31/2000    3/31/2001      6/30/2001     9/30/2001   12/31/2001
                                ---------   ----------     -----------   ----------     ----------     ---------   ----------
Cell Therapeutics, Inc        $    298.78   $   650.61     $    439.63   $   175.02     $   269.66    $   234.63   $   235.51
Nasdaq Stock Index (U.S.)     $    322.96   $   297.19     $    199.00   $   148.55     $   175.08    $   121.47   $   157.91
Nasdaq Pharmaceutical Index   $    330.89   $   363.34     $    302.78   $   224.21     $   278.54    $   224.55   $   258.04

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

          (iii)  Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

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

10.2(2) Third Amendment to Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated as of September 10, 1996.

10.3(1) Assignment of Lease between Manlove Travel and the Registrant, dated April 23, 1993.

10.4(2) Letter Agreement between David A. Sabey, Sandra L. Sabey and the Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

EXHIBIT
NUMBER                                   DESCRIPTION
------------     ---------------------------------------------------------------

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

10.12(6)+        Supply Agreement by and between BioChem Therapeutic Inc. and the Registrant, dated March 7, 1995.

10.13(7) Master Loan and Security Agreement between the Company and the Transamerica Business Credit Corporation, dated as of December 9, 1997.

10.14(10)+       License Agreement dated as of November 13, 1998, by and between
                 PG- TXL Company, L.P. and the Registrant.

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

10.16(14)        Amended Equipment Leasing Agreement dated as of September 1,
                 2001, between Citiflight, Inc. and the Registrant.

10.17(14)+       Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.

10.18(14)+       License Agreement dated as of October 19, 2001, between Chugai
                 Pharmaceutical Co., Ltd. and the Registrant.

10.19(15)*       Form of Indemnification Agreement

10.20(15)        ISDA Master Agreement dated as of January 25, 2002, between
                 Citibank N.A. and the Registrant

10.21 Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001

10.22(16)        Loan Agreement by and between James A. Bianco and the
                 Registrant, dated April 8, 2002.

21.1#            Subsidiaries of the Registrant.

23.1             Consent of Ernst & Young LLP, Independent Auditors.

EXHIBIT
NUMBER                               DESCRIPTION
-------     ----------------------------------------------------------------

24.1# Power of Attorney (see page 70 of the Registrant's Annual report on Form 10-K for the year ended December 31, 2001).

________________________
#    Previously filed.

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

(15) Incorporated by reference to exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(16) Incorporated by reference to exhibits to the Registrant's Form 8-K, filed on April 12, 2002.

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by us during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 29, 2002.

                                            Cell Therapeutics, Inc.

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


               SIGNATURE                                    TITLE                                        DATE
--------------------------------------      ------------------------------------------           --------------------
                  *                         Chairman of the Board and Director                     April 29, 2002
--------------------------------------
               MAX E. LINK, PH.D.

/s/ James A. Bianco, M.D.                   President, Chief Executive Officer and                 April 29, 2002
--------------------------------------
             JAMES A. BIANCO, M.D.          Director (Principal Executive Officer)

                                            Executive Vice President, Finance and
      /s/ Louis A. Bianco                   Administration (Principal Financial                    April 29, 2002
--------------------------------------
              LOUIS A. BIANCO               Officer and Principal Accounting Officer)

                  *                         Director                                               April 29, 2002
--------------------------------------
            JACK W. SINGER M.D.

                  *                         Director                                               April 29, 2002
--------------------------------------
             JACK L. BOWMAN

                  *                         Director                                               April 29, 2002
--------------------------------------
            VARTAN GREGORIAN, PH.D.

                  *                         Director                                               April 29, 2002
--------------------------------------
           WILFRED E. JAEGER, M.D.

                  *                         Director                                               April 29, 2002
--------------------------------------
           MARY O. MUNDINGER, DRPH

                  *                         Director                                               April 29, 2002
--------------------------------------
          PHILLIP M. NUDELMAN, PH.D.

        *By: /s/ James A. Bianco, M.D.
--------------------------------------
             JAMES A. BIANCO, M.D.

(Attorney-in-Fact)

                                                                     SCHEDULE II

                             CELL THERAPEUTICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 2001 and 2000
                                 (IN THOUSANDS)

                                                                BALANCE AT     ADDITIONS                     BALANCE AT
                                                                 BEGINNING     CHARGED TO                      END OF
                                                                 OF PERIOD      EXPENSE       DEDUCTIONS       PERIOD
                                                               ------------    ----------     ----------    ------------
Year ended December 31, 2000 Reserve for sales returns and
   allowances                                                   $       --      $       67     $      --     $       67
Year ended December 31, 2001 Reserve for sales returns and
   allowances                                                   $       67      $      322     $      --     $      389
Year ended December 31, 2001 Reserve for excess inventory
   that may expire and become unsaleable                        $       --      $       96     $      --     $       96