Form 10-Q
period 2002-03-31
CELL THERAPEUTICS INC
filed 2002-05-15
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-28386

CELL THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
501 Elliott Avenue West, Suite 400	98119
Seattle, Washington	(Zip Code)
(Address of principal executive offices)

(206) 282-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2002
Common Stock, no par value	35,101,654

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$27,062	$38,688
Securities available-for-sale	208,981	217,255
Interest receivable	2,934	3,478
Accounts receivable, net of allowance of $442 and $389 at March 31, 2002 and December 31, 2001, respectively	747	1,453
Inventory	1,126	973
Prepaid expenses and other current assets	2,886	3,596

Total current assets	243,736	265,443
Property and equipment, net	10,648	8,395
Goodwill, net	8,064	8,064
Other intangibles, net	7,696	9,371
Other assets and deferred charges	11,853	12,477

Total assets	$281,997	$303,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$1,206
Accrued expenses	15,113	11,521
Current portion of deferred revenue	523	523
Current portion of long-term obligations	1,331	2,051

Total current liabilities	17,563	15,301
Convertible subordinated notes	175,000	175,000
Deferred revenue, less current portion	2,240	2,371
Other long-term obligations, less current portion	1,381	1,521
Commitments
Shareholders’ equity:
Preferred Stock, no par value:
Authorized shares—10,000,000
Series A and B, 161,118.645 shares designated, none issued or outstanding	—	—
Series D, 10,000 shares designated, none issued or outstanding	—	—
Common Stock, no par value:
Authorized shares—100,000,000
Issued and outstanding shares—35,101,654 and 34,981,763 at March 31, 2002 and December 31, 2001, respectively	400,095	399,649
Notes receivable from officers	(225)	(225)
Accumulated other comprehensive income	55	685
Accumulated deficit	(314,112)	(290,552)

Total shareholders’ equity	85,813	109,557

Total liabilities and shareholders’ equity	$281,997	$303,750

See accompanying notes.

CELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product sales	$1,521	$929
License and contract revenue	162	—

Total revenues	1,683	929

Operating expenses:
Cost of product sold	105	51
Research and development	11,060	6,931
General and administrative	7,373	3,890
Sales and marketing	3,817	1,557
Amortization of purchased intangibles	1,675	2,347

Total operating expenses	24,030	14,776

Loss from operations	(22,347)	(13,847)
Other income (expense):
Investment income	1,662	2,342
Interest expense	(2,875)	(75)

Net other income (expense)	(1,213)	2,267

Net loss	(23,560)	(11,580)
Preferred stock dividend	—	(125)

Net loss applicable to common shareholders	$(23,560)	$(11,705)

Basic and diluted net loss per common share	$(0.67)	$(0.35)

Shares used in calculation of basic and diluted net loss per common share	35,008	33,673

See accompanying notes.

CELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net loss applicable to common shareholders	$(23,560)	$(11,705)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
Preferred stock dividend	—	125
Depreciation and amortization	2,336	2,762
Noncash rent benefit	(29)	(29)
Equity-based compensation expense	95	81
Amortization of investment (discount) and premium	1,397	(595)
Changes in assets and liabilities:
Interest receivable	544	(376)
Accounts receivables, net	707	(251)
Inventory	(153)	13
Prepaid expenses and other current assets	710	354
Other assets and deferred charges	660	351
Accounts payable	(610)	58
Accrued expenses	3,092	(2,534)
Deferred revenue	(131)	—

Total adjustments	8,618	(41)

Net cash used in operating activities	(14,942)	(11,746)

Investing activities
Purchases of securities available-for-sale	(87,434)	(43,188)
Proceeds from sales of securities available-for-sale	25,048	—
Proceeds from maturities of securities available-for-sale	68,596	57,697
Purchases of property and equipment	(2,914)	(1,098)

Net cash provided by investing activities	3,296	13,411

Financing activities
Proceeds from common stock options exercised	351	419
Repayment of long-term obligations	(331)	(298)

Net cash provided by financing activities	(20)	121

Net increase in cash and cash equivalents	(11,626)	1,786
Cash and cash equivalents at beginning of year	38,688	23,735

Cash and cash equivalents at end of year	$27,062	$25,521

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations	$74	$75

See accompanying notes.

CELL THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

The accompanying unaudited financial information of Cell Therapeutics, Inc. as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2002 is not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2001 included in our Form 10-K/A.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach that approximates the first-in first-out method. Finished goods inventory at March 31, 2002 and December 31, 2001 consists of our FDA-approved pharmaceutical drug, TRISENOX®. If the cost of the inventory exceeds the expected market value, provisions are recorded currently for the difference between the cost and the market value. We also record an allowance for excess inventory that may expire and become unsaleable. The components of inventories are as follows (in thousands):

	March 31, 2002	December 31, 2001
Work in process	$1,007	$813
Finished goods	119	160

	$1,126	$973

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

Derivative Financial Instruments

Effective at the beginning of fiscal 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at March 31, 2002. We do not enter into forward agreements for trading purposes.

2.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 141, Business Combinations, requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. There were no business combinations in the three month period ended March 31, 2002 or 2001.

We adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. The impact of adopting SFAS 142 is discussed in Note 4.

During October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for the disposal of long-lived assets. We adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not effect our consolidated financial position or results of operations.

3.    Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, includes unrealized gains and losses on our securities available-for-sale and interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Total comprehensive loss was $24.2 million and $11.5 million for the three month period ended March 31, 2002 and 2001, respectively.

4.    Goodwill and Purchased Intangible Assets

On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing net goodwill of $8.1 million as of the beginning of fiscal 2002.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. We expect amortization expense on purchased intangible assets to be $5.0 million for the remainder of fiscal 2002, $1.3 million in fiscal 2003, and $1.3 million in fiscal 2004, at which time purchased intangible assets will be fully amortized.

We completed our transitional goodwill impairment test and based on our analysis, determined that no goodwill impairment had occurred as of January 1, 2002. In addition, we will be required to perform an annual impairment test, which we expect to perform in the fourth quarter of each year.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three months ended March 31, 2001 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net loss applicable to common shareholders	$(23,560)	$(11,705)
Adjustments:
Amortization of goodwill	—	672

Adjusted net loss applicable to common shareholders	$(23,560)	$(11,033)

Reported basic and diluted net loss per share	$(0.67)	$(0.35)

Adjusted basic and diluted net loss per share	$(0.67)	$(0.33)

5.    Subsequent Event

In April 2002, we extended a loan of $3.5 million to Dr. Bianco. The loan is a full-recourse loan and is secured by a mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of Cell Therapeutics, Inc. common stock owned by Dr. Bianco. The loan bears interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually (4.55% at April 8, 2002). Interest is due on October 8th and April 8th of each year that the loan is outstanding and principal is due April 8, 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. When used in this Form 10-Q, the words “believes,” “anticipates,” “intends,” “expects” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed in our annual report on Form 10-K/A for the year ended December 31, 2001 which is filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer.

In September 2000, we received approval of our New Drug Application, or NDA, by the Food and Drug Administration, or FDA, for TRISENOX (arsenic trioxide), and have recorded net product sales for TRISENOX of approximately $8.2 million through March of 2002. As of March 31, 2002, we had incurred aggregate net losses of approximately $314.1 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

In March 2002, we received the European Agency for the Evaluation of Medicinal Products, or EMEA, approval to market TRISENOX in the European Community, or EU. We anticipate launching TRISENOX in the EU by mid 2002.

In June 1998, we entered into an agreement with PG–TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG–TXL, which is paclitaxel linked to polyglutamate, and branded as XYOTAX™, and to all potential uses of PG–TXL’s polymer technology. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG–TXL’s polymer technology. We are also developing a novel polyglutamate–camptothecin molecule, or PG-CPT, and filed a U.S. investigational new drug application, or IND, in December 2001.

In January 2000, we acquired TRISENOX upon our acquisition of PolaRx Biopharmaceuticals, Inc., or PolaRx, a single product company that owned the rights to TRISENOX. The aggregate purchase price of approximately $36.2 million consisted primarily of 5 million shares of common stock and included assumed net liabilities of $3.9 million from PolaRx. Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters may be payable in tranches of $4 million and $5 million at the then fair market value of our stock, at the time such thresholds are achieved. For any calendar year that sales of TRISENOX exceed $40 million, PolaRx shareholders will receive a 2% royalty on total net sales for that year at the then fair market value of our common stock or, in certain circumstances, cash. The acquisition was accounted for as a purchase transaction.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our PG-TXL drug candidate. Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply over a multi-year term.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of PG-TXL. This agreement grants an exclusive license to Chugai to develop and commercialize PG-TXL in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period on a straight-line basis. Under the agreement, we may also receive milestone payments totaling up to $16.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54 million in development expenditures over the course of the licensing agreement.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following accounting policies to be critical:

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

Revenue associated with up-front license fees, and research and development funding payments under collaborative agreements, is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue.

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

Derivative Financial Instruments

Effective at the beginning of fiscal 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at March 31, 2002. We do not enter into forward agreements for trading purposes.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 and 2001.

Product sales.    In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded net product sales of approximately $1.5 million and $.9 million for TRISENOX for the three months ended March 31, 2002 and 2001, respectively. The increase in net sales is primarily due to higher prices in 2002 and greater demand for our product.

License and contract revenue.    In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of PG-TXL. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the development period on a straight-line basis. For the three months ended March 31, 2002, we recognized $162,000 of license and contract revenue of which $131,000 related to this initial payment.

Cost of product sold.    The cost of product sold during the three months ended March 31, 2002 and 2001 was approximately $105,000 and $51,000, respectively. A reserve for obsolescence and royalty costs of approximately $47,000 was included in cost of product sold during the three months ended March 31, 2002. Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Compounds under development
PG—compounds	$3,413	$1,417
TRISENOX	1,329	1,092
Other compounds	93	181
Operating expenses	3,850	2,178
Discovery research	2,375	2,063

Total research and development expenses	$11,060	$6,931

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

Research and development expenses increased to approximately $11.1 million for the three months ended March 31, 2002, from approximately $6.9 million for the three months ended March 31, 2001. This increase is primarily due to higher costs associated with the development of PG-TXL and PG-CPT of $2.0 million and personnel and occupancy costs of $1.8 million related to our expanded development plans for TRISENOX, PG-TXL, PG-CPT and our discovery research. We anticipate increased research and development expenses in connection with the clinical development plans for TRISENOX, PG-TXL, PG-CPT and our other products.

General and administrative expenses.    General and administrative expenses increased to approximately $7.4 million for the three months ended March 31, 2002, from approximately $3.9 million for the three months ended March 31, 2001. This increase reflects higher corporate resource development costs of approximately $2.5 million and additional general operating expenses associated with supporting our research, development and marketing activities of approximately $1.3 million. Corporate resource development costs include our business development activities related to our continued pursuit to in-license or acquire complementary products or technologies, or companies, costs related to operating our aircraft, and our corporate communication programs. Offsetting these increases were lower stock-based compensation charges of $224,000. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Sales and marketing.    We incurred approximately $3.8 million of sales and marketing expense for the three months ended March 31, 2002 compared to $1.6 million for the three months ended March 31, 2001. This increase is primarily due to higher staffing levels and marketing costs for TRISENOX. We expect sales and marketing expenses to continue to increase during 2002.

Amortization of purchased intangibles.    In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. Our intangible assets are amortized over their remaining lives, estimated to be three to five years. Amortization for the three months ended March 31, 2002 was $1.7 million compared to $2.3 million for the three months ended March 31, 2001. This decrease is due to our adoption of SFAS 142, Goodwill and Other Intangible Assets, which we adopted January 1, 2002. In compliance with SFAS 142:

•	On January 1, 2002, we ceased amortization of the net goodwill balance of $8.1 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter;

•
The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified;

•
We completed our transitional goodwill impairment test and based on our analysis, determined that no goodwill impairment had occurred as of January 1, 2002. In addition, we will be required to perform an annual impairment test, which we expect to perform in the fourth quarter of each year;

•	Other intangibles resulting from the acquisition will continued to be amortized. The net book value of these intangibles at March 31, 2002 was approximately $7.7 million.

Investment income.    Investment income decreased to approximately $1.7 million for the three months ended March 31, 2002 from approximately $2.3 million for the three months ended March 31, 2001. This decrease is attributed to lower prevailing interest rates on our securities available-for-sale during the three months ended March 31, 2002.

Interest expense.    Interest expense increased to approximately $2.9 million for the three months ended March 31, 2002 from approximately $75,000 for the three months ended March 31, 2001. The increase is attributable to the interest associated with the $175.0 million of 5.75% convertible subordinated notes issued in the second and third quarter of 2001.

Preferred stock dividend.    We accrued approximately $125,000 for a preferred stock dividend for the three months ended March 31, 2001. In November 2001, we automatically converted any remaining preferred stock to common stock, and accrued as of December 31, 2001, all future dividend payments due to these investors.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had approximately $239 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $14.9 million during the three months ended March 31, 2002, compared to approximately $11.7 million for the same period during 2001. The increase in net cash used in operating activities during the three months ended March 31, 2002, as compared to the same period in 2001, was primarily due to the increase in our net loss, offset in part by changes in accrued expenses, investment premium/discount amortization, and accounts receivable.

We expect net cash used in operating activities to increase in 2002. The extent of cash flow used in operating activities will be significantly affected by our expanded development plans for TRISENOX, PG-TXL, and PG-CPT.

Net cash provided by investing activities decreased to approximately $3.3 million during the three months ended March 31, 2002, compared to approximately $13.4 million for the same period during 2001. The decrease in net cash provided by investing activities during the three months ended March 31, 2002, as compared to the same period in 2001, was primarily due to an increase in purchases of securities available-for-sale, offset by a net increase in proceeds from sales and maturities of securities available-for-sale.

Net cash provided by financing activities decreased to approximately $20,000 during the three months ended March 31, 2002, compared to net cash provided by financing activities of approximately $121,000 for the same period during 2001. The decrease in net cash used in financing activities during the three months ended March 31, 2002 as compared to the same period in 2001, was primarily due to a decrease in the amount of common stock options exercised.

We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures. We expect that our existing capital resources will enable us to maintain our current and planned operations through at least mid 2004. Our future capital requirements will depend on many factors, including:

•	success of our sales and marketing efforts

•	progress in and scope of our research and development activities

•	competitive market developments

•	success in acquiring complementary products, technologies or businesses

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

Risk Factors

Factors Affecting Our Operating Results

This quarterly report on Form 10–Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this quarterly report on Form 10–Q.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2002, we had an accumulated deficit of approximately $314.1 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. With the exception of TRISENOX for relapsed or refractory APL, all of our compounds currently are in research or development, and none has been submitted for marketing approval. Our other compounds may not enter human clinical trials on a timely basis, if at all, and we may not develop any product candidates suitable for commercialization. Prior to commercialization, each product candidate will require significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may:

•	be found ineffective or cause harmful side effects during preclinical testing or clinical trials,

•	fail to receive necessary regulatory approvals,

•	be difficult to manufacture on a large scale,

•	be uneconomical to produce,

•	fail to achieve market acceptance, or

•	be precluded from commercialization by proprietary rights of third parties.

Our product development efforts or our collaborative partners’ efforts may not be successfully completed and we may not obtain required regulatory approvals. Any products, if introduced, may not be successfully marketed nor achieve customer acceptance.

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

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to:

•	obtain patent protection for our products or processes both in the United States and other countries,

•	protect trade secrets, and

•	prevent others from infringing on our proprietary rights.

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

If any of our license agreements for intellectual property underlying TRISENOX, PG-TXL or any other products are terminated, we may lose our rights to develop or market that product.

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

Although we attempt to monitor the patent filings of our competitors in an effort to guide the design and development of our products to avoid infringement, third parties may challenge the patents that have been issued or licensed to us. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

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

Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. In particular, we face direct competition from many companies focusing on delivery technologies. Drugs resulting from our research and development efforts, if approved for sale, may not compete successfully with our competitors’ existing products or products under development.

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

We expect that our existing capital resources and the interest earned thereon will enable us to maintain our current and planned operations until 2004. Beyond that time, if our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We will require substantial funds to: (1) continue our research and development programs, (2) in-license or acquire additional technologies and (3) conduct preclinical studies and clinical trials. We may need to raise additional capital to fund our operations repeatedly. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

•	the establishment of additional collaborations,

•	the development of competing technologies or products,

•	changing market conditions,

•	the cost of protecting our intellectual property rights,

•	the purchase of capital equipment,

•
the progress of our drug discovery and development programs, the progress of our collaborations and receipt of any option/license, milestone and royalty payment resulting from those collaborations, and

•	in-licensing and acquisition opportunities.

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

The market price for securities of biopharmaceutical and biotechnology companies, including that of ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended March 31, 2002, our stock price has ranged from a low of $14.50 to a high of $34.81. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

Factors that may have a significant impact on the market price and marketability of our common stock include:

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors,

•	our quarterly operating results,

•	announcements by us or others of results of preclinical testing and clinical trials,

•	developments or disputes concerning patent or other proprietary rights,

•	developments in our relationships with collaborative partners,

•	acquisitions,

•	litigation,

•	adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications,

•	third-party reimbursement policies,

•	changes in securities analysts’ recommendations,

•	changes in health care policies and practices,

•	economic and other external factors, and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

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

The ongoing efforts of governmental and third party payors to contain or reduce the cost of health care will affect our ability to commercialize our products successfully. Governmental and other third party payors are increasingly attempting to contain health care costs by:

•	challenging the prices charged for health care products and services,

•	limiting both coverage and the amount of reimbursement for new therapeutic products,

•	denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third-party payors, and

•	refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at March 31, 2002 was $209 million. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $209,000.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity. As of March 31, 2002, the fair value of the interest rate swap was $338,000.

Foreign Exchange Market Risk

We have operated primarily in the United States and all revenues to date have been primarily in U.S. dollars. Accordingly, we do not have material exposure to foreign currency rate fluctuations. We have not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

We did not file any current reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)
Dated: May 14, 2002	By: /s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer
Dated: May 14, 2002	By: /s/ Louis A. Bianco
Louis A. Bianco Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)