Form 10-Q
period 2002-06-30
CELL THERAPEUTICS INC
filed 2002-08-14
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2002

Common Stock, no par value	33,181,303

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$62,780	$38,688
Securities available-for-sale	130,762	217,255
Interest receivable	2,329	3,478
Accounts receivable, net	1,266	1,453
Inventory	1,059	973
Prepaid expenses and other current assets	4,535	3,596

Total current assets	202,731	265,443

Property and equipment, net	10,942	8,395
Note receivable from officer	3,500	-
Goodwill, net	8,064	8,064
Other intangibles, net	6,020	9,371
Other assets and deferred charges	10,024	12,477

Total assets	$241,281	$303,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,153	$1,206
Accrued expenses	12,624	11,521
Current portion of deferred revenue	523	523
Current portion of long-term obligations	1,576	2,051

Total current liabilities	15,876	15,301
Convertible subordinated notes	175,000	175,000
Deferred revenue, less current portion	2,108	2,371
Other long-term obligations, less current portion	3,305	1,521
Commitments Shareholders’ equity:
Common Stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 33,181,303 and 34,981,763
at June 30, 2002 and December 31, 2001, respectively	385,993	399,649
Notes receivable from officers	(225)	(225)
Accumulated other comprehensive income (loss)	(176)	685
Accumulated deficit	(340,600)	(290,552)

Total shareholders’ equity	44,992	109,557

Total liabilities and shareholders’ equity	$241,281	$303,750

See accompanying notes.

CELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product sales	$2,393	$1,886	$3,914	$2,815
License and contract revenue	452	-	614	-

Total revenues	2,845	1,886	4,528	2,815

Operating expenses:
Cost of product sold	120	83	225	134
Research and development	15,033	8,278	26,093	15,209
General and administrative	5,932	5,632	13,305	9,522
Sales and marketing	5,144	2,917	8,961	4,474
Amortization of purchased intangibles	1,676	2,347	3,351	4,695

Total operating expenses	27,905	19,257	51,935	34,034

Loss from operations	(25,060)	(17,371)	(47,407)	(31,219)
Other income (expense):
Investment income	1,394	2,039	3,056	4,381
Interest expense	(2,822)	(534)	(5,697)	(609)

Net other income (expense)	(1,428)	1,505	(2,641)	3,772

Net loss	(26,488)	(15,866)	(50,048)	(27,447)

Preferred stock dividend	-	(126)	-	(251)

Net loss applicable to common shareholders	$(26,488)	$(15,992)	$(50,048)	$(27,698)

Basic and diluted net loss per common share	$(0.77)	$(0.47)	$(1.44)	$(0.82)

Shares used in calculation of basic and diluted net loss per common share	34,609	33,699	34,807	33,686

See accompanying notes.

CELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2002	2001

Operating activities
Net loss applicable to common shareholders	$(50,048)	$(27,698)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
Depreciation and amortization	4,641	5,582
Amortization of investment (discount) and premium	2,524	(658)
Equity-based compensation expense	(400)	827
Preferred stock dividend	-	251
Noncash rent benefit	(57)	(57)
Loss on sale of investment securities	-	(9)
Changes in assets and liabilities:
Interest receivable	1,150	(526)
Accounts receivable, net	187	(776)
Inventory	(87)	(164)
Prepaid expenses and other current assets	(939)	92
Other assets and deferred charges	2,152	(128)
Accounts payable	(52)	(608)
Accrued expenses	1,103	593
Deferred revenue	(263)	-

Total adjustments	9,959	4,419

Net cash used in operating activities	(40,089)	(23,279)

Investing activities
Purchases of securities available-for-sale	(153,697)	(109,876)
Proceeds from sales of securities available-for-sale	89,068	1,033
Proceeds from maturities of securities available-for-sale	148,309	123,394
Purchases of property and equipment	(3,838)	(1,606)
Issuance of note receivable to officer	(3,500)	-

Net cash provided by investing activities	76,342	12,945

Financing activities
Repurchase of common stock	(13,933)	-
Proceeds from issuance of convertible subordinated notes, net	-	144,216
Proceeds from common stock options exercised and stock sold
via employee stock purchase plan	677	904
Rescission of stock options exercised	-	(265)
Repayment of long-term obligations	(829)	(605)
Proceeds from the issuance of long-term obligations	1,924	-

Net cash provided by (used in) financing activities	(12,161)	144,250

Net increase in cash and cash equivalents	24,092	133,916
Cash and cash equivalents at beginning of period	38,688	23,735

Cash and cash equivalents at end of period	$62,780	$157,651

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations	$5,188	$163

See accompanying notes.

CELL THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

       The accompanying unaudited financial information of Cell Therapeutics, Inc. as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2001 included in our Form 10-K/A.

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

    Inventory

       Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach that approximates the first-in first-out method. Finished goods inventory at June 30, 2002 and December 31, 2001 consists of our FDA-approved pharmaceutical drug, TRISENOX®. We also record an allowance for excess inventory that may expire and become unsaleable. The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Work in process	$639	$813
Finished goods	420	160

	$1,059	$973

    Research and Development Expenses

       Research and development expenses include related salaries, contractor fees, occupancy costs, utilities, administrative expenses and allocation of corporate costs. Research and development expenses consist of costs incurred for proprietary and collaboration research and development and include activities such as investigator and company sponsored clinical trials, production of clinical supplies, and regulatory costs associated with product registries. All such costs are charged to research and development expenses as incurred.

    Derivative Financial Instruments

       Effective at the beginning of fiscal 2001, we adopted Statement of Financial Accounting Standards, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at June 30, 2002. We do not enter into forward agreements for trading purposes.

2. New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS 141, Business Combinations, requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. There were no business combinations in the six month period ended June 30, 2002 or 2001.

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

3. Comprehensive Loss

       SFAS 130, Reporting Comprehensive Income, includes unrealized gains and losses on our securities available-for-sale and interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Total comprehensive loss was $26.7 million and $16.2 million for the three month periods ended June 30, 2002 and 2001, respectively. Total comprehensive loss was $50.9 million and $27.7 million for the six month periods ended June 30, 2002 and 2001, respectively.

Information regarding the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	June 30, 2002	December 31, 2001
Net unrealized gains on securities available-for-sale	$ 97	$ 384

Net unrealized gains (losses) on interest rate swap	(273)	301

	$(176)	$ 685

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

       Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. We expect amortization expense on purchased intangible assets to be $3.4 million for the remainder of 2002, $1.3 million in 2003, and $1.3 million in 2004, at which time purchased intangible assets will be fully amortized.

       We completed our transitional goodwill impairment test and based on our analysis, determined that no goodwill impairment had occurred as of January 1, 2002. In addition, we will be required to perform an annual impairment test, which we expect to perform in the fourth quarter of each year.

       The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and six month periods ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss applicable to common shareholders	$(26,488)	$(15,992)	$(50,048)	$(27,698)
Adjustments:
Amortization of goodwill	—	633	—	1,267

Adjusted net loss applicable to common shareholders	$(26,488)	$(15,359)	$(50,048)	$(26,431)

Reported basic and diluted net loss per share	$(0.77)	$(0.47)	$(1.44)	$(0.82)

Adjusted basic and diluted net loss per share	$(0.77)	$(0.46)	$(1.44)	$(0.78)

5. Related Party

       In April 2002, we extended a loan of $3.5 million to our President and Chief Executive Officer, Dr. James Bianco. The loan is a full-recourse loan and is secured by a mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of Cell Therapeutics, Inc. common stock owned by Dr. Bianco. The loan bears interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually (4.55% at April 8, 2002). Interest is due on October 8th and April 8th of each year that the loan is outstanding and principal is due April 8, 2004.

6. Repurchase Program

       In May 2002, our board of directors authorized a stock repurchase program for up to three million shares of our common stock. The repurchases were made in the open market at the discretion of our management. As of June 30, 2002, 1,993,500 shares were repurchased and retired for a total cost of $13.9 million.

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

OVERVIEW

       We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of June 30, 2002, we had incurred aggregate net losses of approximately $340.6 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

       In June 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL and to all potential uses of PG-TXL’s polymer technology. PG-TXL is paclitaxel linked to polyglutamate, and is branded as XYOTAX.™ Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. We are also developing a novel polyglutamate-camptothecin molecule, or PG-CPT, and filed a U.S. investigational new drug application, or IND, in December 2001.

       In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply over a multi-year term.

       In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period on a straight-line basis. Under the agreement, we may also receive milestone payments totaling up to $16.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54 million in development expenditures over the course of the licensing agreement.

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

       In September 2000, we received approval of our New Drug Application, or NDA, by the Food and Drug Administration, or FDA, for TRISENOX (arsenic trioxide), and have recorded cumulative net product sales for TRISENOX of approximately $10.5 million through June of 2002.

       In March 2002, we received from the European Agency for the Evaluation of Medicinal Products, or EMEA, approval to market TRISENOX in the European Community, or EU. We commenced the launch of TRISENOX in the EU during the second quarter of 2002.

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

    Research and Development Expenses

       Research and development expenses include related salaries, contractor fees, occupancy costs, utilities, administrative expenses and allocation of corporate costs. Research and development expenses consist of costs incurred for proprietary and collaboration research and development and also include activities such as investigator and company sponsored clinical trials, production of clinical supplies and regulatory costs associated with product registries. All such costs are charged to research and development expenses as incurred. Costs of materials and other supplies are charged to research and development expense when they have been received.

    Derivative Financial Instruments

       Effective at the beginning of fiscal 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at June 30, 2002. We do not enter into forward agreements for trading purposes.

RESULTS OF OPERATIONS

    Three months ended June 30, 2002 and 2001.

       Product sales. In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded net product sales of approximately $2.4 million and $1.9 million for TRISENOX for the three months ended June 30, 2002 and 2001, respectively. The increase in net sales is primarily due to higher prices for our product in 2002.

       License and contract revenue. In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of XYOTAX. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the development period on a straight-line basis. For the three months ended June 30, 2002, we recognized $452,000 of license and contract revenue, of which $321,000 related to cost reimbursement received from Chugai for development expenses and $131,000 related to the amortization of the initial license payment.

       Cost of product sold. The cost of product sold during the three months ended June 30, 2002 and 2001 was approximately $120,000 and $83,000 respectively. Royalty costs of approximately $62,000 were included in cost of product sold during the three months ended June 30, 2002. Prior to FDA and EMEA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

       Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,

	2002	2001

Compounds under development
PG - compounds	$7,819	$2,313
TRISENOX	1,156	946
Other compounds	9	221
Operating expenses	3,571	2,300
Discovery research	2,478	2,498

Total research and development expenses	$15,033	$8,278

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

       Research and development expenses increased to approximately $15.0 million for the three months ended June 30, 2002, from approximately $8.3 million for the three months ended June 30, 2001. This increase is attributed primarily to approximately $5.0 million of clinical, manufacturing and preclinical costs associated with the development of XYOTAX, and a $1.0 million milestone payment for initiation of our Phase I clinical trial with PG-CPT, offset in part by a reduction in external direct expenses for PG-CPT. We also incurred additional personnel and occupancy costs of $1.1 million related to our expanded development plans for XYOTAX, TRISENOX, PG-CPT and our discovery research. We anticipate increased research and development expenses in connection with the clinical development plans for XYOTAX, TRISENOX, PG-CPT and our other products.

       General and administrative expenses. General and administrative expenses increased to approximately $5.9 million for the three months ended June 30, 2002, from approximately $5.6 million for the three months ended June 30, 2001. This increase is primarily attributed to approximately $1.9 million of corporate resource development costs and greater personnel and occupancy costs associated with supporting our research, development and marketing activities, offset in part by an approximately $1.1 million reduction in our stock-based compensation and a $.5 million cost reduction in our corporate communications program. Corporate resource development costs include primarily operation of our aircraft and corporate communications program. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

       Sales and marketing. We incurred approximately $5.1 million of sales and marketing expense for the three months ended June 30, 2002 compared to $2.9 million for the three months ended June 30, 2001. This increase is primarily due to higher staffing levels and marketing costs for TRISENOX. We expect sales and marketing expenses to continue to increase during 2002.

       Amortization of purchased intangibles. In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. Our intangible assets are amortized over their remaining lives, estimated to be three to five years. Amortization for the three months ended June 30, 2002 was $1.7 million compared to $2.3 million for the three months ended June 30, 2001. This decrease is due to our adoption of SFAS 142, Goodwill and Other Intangible Assets, which we adopted January 1, 2002. We performed or will perform the following steps:

•	On January 1, 2002, we ceased amortization of the net goodwill balance of $8.1 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter;

•	The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified;

•	We completed our transitional goodwill impairment test and based on our analysis, determined that no goodwill impairment had occurred as of January 1, 2002. In addition, we will be required to perform an annual impairment test, which we expect to perform in the fourth quarter of each year;

•	Other intangibles resulting from the acquisition will continue to be amortized. The net book value of these intangibles at June 30, 2002 was approximately $6.0 million.

       Investment income. Investment income decreased to approximately $1.4 million for the three months ended June 30, 2002 from approximately $2.0 million for the three months ended June 30, 2001. This decrease is attributed to lower prevailing interest rates on our securities available-for-sale during the three months ended June 30, 2002.

       Interest expense Interest expense increased to approximately $2.8 million for the three months ended June 30, 2002 from approximately $534,000 for the three months ended June 30, 2001. The increase is attributable to the interest associated with the $175.0 million of 5.75% convertible subordinated notes issued in the second and third quarters of 2001.

       Preferred stock dividend. We accrued approximately $126,000 for a preferred stock dividend for the three months ended June 30, 2001. In November 2001, we automatically converted any remaining preferred stock to common stock, and accrued as of December 31, 2001, all future dividend payments due to these investors.

Six months ended June 30, 2002 and 2001.

       Product sales. In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded net product sales of approximately $3.9 million and $2.8 million for TRISENOX for the six months ended June 30, 2002 and 2001, respectively. The increase in net sales is primarily due to higher prices in 2002 and greater demand for our product.

       License and contract revenue. In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of XYOTAX. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the development period on a straight-line basis. For the six months ended June 30, 2002, we recognized $614,000 of license and contract revenue, of which $321,000 related to cost reimbursement received from Chugai for development expenses and $263,000 related to the amortization of the initial license payment.

       Cost of product sold. The cost of product sold during the six months ended June 30, 2002 and 2001 was approximately $225,000 and $134,000, respectively. Royalty costs and a reserve for obsolescence of approximately $110,000 were included in cost of product sold during the six months ended June 30, 2002. Prior to FDA and EMEA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We expect product costs in the future to continue to approximate a small percentage of revenue.

       Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,

	2002	2001

Compounds under development
PG - compounds	$11,231	$3,730
TRISENOX	2,485	2,039
Other compounds	72	402
Operating expenses	7,451	4,477
Discovery research	4,854	4,561

Total research and development expenses	$26,093	$15,209

       Research and development expenses increased to approximately $26.1 million for the six months ended June 30, 2002, from approximately $15.2 million for the six months ended June 30, 2001. This increase is attributed primarily to approximately $7.0 million of clinical, manufacturing and preclinical costs associated with the development of XYOTAX, and a $1.0 million milestone payment for initiation of our Phase I clinical trial with PG-CPT, offset in part by a reduction in external direct expenses for PG-CPT. We also incurred additional personnel and occupancy costs of $2.9 million related to our expanded development plans for XYOTAX, TRISENOX, PG-CPT and our discovery research. We anticipate increased research and development expenses in connection with the clinical development plans for XYOTAX, TRISENOX, PG-CPT and our other products.

       General and administrative expenses. General and administrative expenses increased to approximately $13.3 million for the six months ended June 30, 2002, from approximately $9.5 million for the six months ended June 30, 2001. This increase is primarily attributed to approximately $5.1 million of corporate resource development costs and greater personnel and occupancy costs associated with supporting our research, development and marketing activities, offset in part by an approximately $1.4 million reduction in stock-based compensation. Corporate resource development costs include primarily operation of our aircraft and corporate communications program. We expect general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.

Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

       Sales and marketing.  We incurred approximately $9.0 million of sales and marketing expense for the six months ended June 30, 2002 compared to $4.5 million for the six months ended June 30, 2001. This increase is primarily due to higher staffing levels and marketing costs for TRISENOX. We expect sales and marketing expenses to continue to increase during 2002.

       Amortization of purchased intangibles.  In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. Our intangible assets are amortized over their remaining lives, estimated to be three to five years. Amortization for the six months ended June 30, 2002 was $3.4 million compared to $4.7 million for the six months ended June 30, 2001. This decrease is due to our adoption of SFAS 142,Goodwill and Other Intangible Assets, which we adopted January 1, 2002.

       Investment income.  Investment income decreased to approximately $3.1 million for the six months ended June 30, 2002 from approximately $4.4 million for the six months ended June 30, 2001. This decrease is attributed to lower prevailing interest rates on our securities available-for-sale during the six months ended June 30, 2002.

       Interest expense.  Interest expense increased to approximately $5.7 million for the six months ended June 30, 2002 from approximately $609,000 for the six months ended June 30, 2001. The increase is attributable to the interest associated with the $175.0 million of 5.75% convertible subordinated notes issued in the second and third quarters of 2001.

       Preferred stock dividend.  We accrued approximately $251,000 for a preferred stock dividend for the six months ended June 30, 2001. In November 2001, we automatically converted any remaining preferred stock to common stock, and accrued as of December 31, 2001, all future dividend payments due to these investors.

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2002, we had approximately $196 million in cash, cash equivalents, securities available-for-sale and interest receivable.

       Net cash used in operating activities increased to approximately $40.1 million during the six months ended June 30, 2002, compared to approximately $23.3 million for the same period during 2001. The increase in net cash used in operating activities during the six months ended June 30, 2002, as compared to the same period in 2001, was primarily due to the increase in our higher net loss, offset by changes in investment premium/discount amortization, other assets, and deferred charges.

       We expect net cash used in operating activities to increase in 2002. The extent of cash flow used in operating activities will be significantly affected by our expanded development plans for XYOTAX, TRISENOX, and PG-CPT.

       Net cash provided by investing activities increased to approximately $76.3 million during the six months ended June 30, 2002, compared to approximately $12.9 million for the same period during 2001. The increase in net cash provided by investing activities during the six months ended June 30, 2002, as compared to the same period in 2001, was primarily due to an increase in proceeds from sales and maturities of securities available-for-sale, offset by an increase in purchases of securities available-for-sale and a payment for a loan extended to one of our officers.

       Net cash used in financing activities totaled approximately $12.2 million during the six months ended June 30, 2002, compared to net cash provided of approximately $144.3 million for the same period during 2001. The increase in net cash used in financing activities during the six months ended June 30, 2002 was due primarily to the repurchase of our common stock. The increase in net cash provided by financing activities during the six months ended June 30, 2001 was primarily due to the issuance of convertible subordinated notes during the second quarter of 2001.

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

       We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2002, we had an accumulated deficit of approximately $340.6 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we do not successfully develop additional products, we may be unable to generate additional revenue.

       We have only one product, TRISENOX, for relapsed or refractory APL, that has received marketing approval to date. Our leading drug candidates, TRISENOX for other indications, XYOTAX and PG-CPT, are currently in clinical trials. These clinical trials of the drug candidates involve the testing of potential therapeutic agents, or effective treatments, in humans in three phases to determine the safety and efficacy of the drug candidates necessary for an approved drug. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. As a result, we are no longer developing lisofylline as a potential product. In addition, data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. The clinical trials of TRISENOX, XYOTAX and PG-CPT or any of our future drug candidates may not be successful.

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

If any of our license agreements for intellectual property underlying TRISENOX, XYOTAX or any other products are terminated, we may lose our rights to develop or market that product.

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

       We have licensed intellectual property, including patent applications from Memorial Sloan Kettering Cancer Institute, Samuel Waxman Cancer Research Foundation, Beijing Medical University and others, including the intellectual property underlying TRISENOX. We have also in-licensed the intellectual property relating to our polymer drug delivery technology, including XYOTAX. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under that license. We may not be able to meet our obligations under these licenses. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology.

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

       As a result of additional trials for TRISENOX for indications other than relapsed or refractory APL and clinical trials currently underway for XYOTAX and our other products in development, we will need to expand our operations in various areas, including our management, regulatory, clinical, financial and information systems and other elements of our business process infrastructure. We expect to add additional key personnel in these areas in the near future. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources. We will not be able to increase revenues or control costs unless we continue to improve our operational, financial, regulatory and managerial systems and processes, and expand, train and manage our work force.

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

       The market price for securities of biopharmaceutical and biotechnology companies, including that of ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended June 30, 2002, our stock price has ranged from a low of $4.93 to a high of $34.01. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

We may be unable to attain the raw materials necessary to produce our XYOTAX product candidate in sufficient quantity to meet demand when and if such product is approved.

       Paclitaxel is derived from certain varieties of yew trees. Supply of yew trees is tightly controlled by a limited number of companies. We cannot be sure that we will be able to continue to purchase the materials necessary to produce XYOTAX in adequate volume and quality. We purchase the majority of the paclitaxel we need from a single vendor. Should the paclitaxel purchased from this source prove to be insufficient in quantity or quality, or should this relationship terminate, there can be no assurance that we will be able to enter into a similar agreement with an alternate source.

Our dependence on third party manufacturers means that we may not have sufficient control over the manufacture of our products.

       We currently do not have internal facilities for the manufacture of any of our products for clinical evaluation or commercial production. In addition, TRISENOX, our first commercial product, is currently manufactured by a single vendor. We will need to develop additional manufacturing resources, enter into collaborative arrangements with other parties that have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. We are dependent on such collaborators or third parties to supply us in a timely way with products manufactured in compliance with standards imposed by the FDA and foreign regulatory authorities. The manufacturing facilities of contract manufacturers may not comply with applicable manufacturing regulations of the FDA nor meet our requirements for quality, quantity or timeliness. Another of our products under development, XYOTAX, is complex to manufacture, which may prevent us from obtaining a sufficient supply for the increased clinical trials that are currently planned or underway.

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

       The FDA has approved only one of our products, TRISENOX, for sale in the United States, for relapsed or refractory APL. Additionally, the European Commission, or EC, has approved the sale of TRISENOX in Europe for the same indication. Before we can market TRISENOX for other indications, we must obtain FDA and EC approval. Our other products are in development, and will have to be approved by the FDA and EC before they can be marketed in the United States and Europe. If the FDA and EC does not approve our products and any additional indications for marketed products in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected.

       In addition, we and our products are subject to comprehensive regulation by the FDA and EC both before and after products are approved for marketing. The FDA and EC regulates, for example, research and development, including preclinical and clinical testing, safety, effectiveness, manufacturing, labeling, advertising, promotion, export, and marketing of our products. Our failure to comply with regulatory requirements may result in various adverse consequences including FDA and EC delay in approving or refusal to approve a product, recalls, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    Interest Rate Market Risk

       We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at June 30, 2002 was $131 million. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $131,000.

       We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity. As of June 30, 2002, the fair value of the interest rate swap was a liability of $272,000.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    (a)    On July 12, 2002, we held our 2002 Annual Meeting of Shareholders (the “Annual Meeting”). Each share of Common Stock was entitled to one vote per share.

    (b)    See (c) below.

    (c)    At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

Director Nominated	Term Expires	VOTES FOR	WITHHELD

Max E. Link, Ph.D.	2005	27,873,302	968,609
Wilfred E. Jaeger, M.D.	2005	27,861,172	980,739
Vartan Gregorian, Ph.D.	2005	27,868,688	973,223

    Other directors whose terms of office continued after the meeting are as follows: James A. Bianco, M.D., Jack L. Bowman, Mary O. Mundinger, DrPH, Phillip M. Nudelman, Ph.D. and Jack W. Singer, M.D.

    Our shareholders approved the amendment to our 1994 Equity Incentive Plan to increase the number of shares of common stock available for grant under the plan by 1,800,000 shares. With respect to this proposal, there were 15,213,021 votes cast for the proposal, 3,622,117 votes cast against the proposal, 37,898 abstentions and 9,968,875 broker non-votes.

    Our shareholders approved the amendment to our 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the plan by 200,000 shares. With respect to this proposal, there were 18,472,408 votes cast for the proposal, 368,535 votes cast against the proposal, 32,093 abstentions and 9,968,875 broker non-votes.

    Our shareholders also ratified the selection of Ernst & Young LLP as the independent auditors for the Company for the year ended December 31, 2002. With respect to this proposal, there were 28,384,263 votes cast for the proposal, 443,785 votes cast against the proposal, 13,863 abstentions and zero broker non-votes.

    The foregoing matters are described in detail in the Company’s proxy statement dated June 10, 2002 for the Annual Meeting. No other matters were voted on at the Annual Meeting.

    (d)    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification under section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 12, 2002, we filed a report on Form 8-K in connection with a loan agreement, dated April 8, 2002, into which we entered with Dr. Bianco, our President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: August 14, 2002	By: /s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 14, 2002	By: /s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer,
Chief Accounting Officer)