Form 10-Q
period 2002-09-30
CELL THERAPEUTICS INC
filed 2002-11-15
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-28386

CELL THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

501 Elliott Avenue West, Suite 400 Seattle, Washington	98119
(Address of principal executive offices)	(Zip Code)

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

Yes	☒	No	☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2002

Common Stock, no par value	32,691,222

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$28,372	$38,688
Securities available-for-sale	140,739	217,255
Interest receivable	1,957	3,478
Accounts receivable, net	1,121	1,453
Inventory	874	973
Prepaid expenses and other current assets	3,713	3,596

Total current assets	176,776	265,443
Property and equipment, net	11,098	8,395
Note receivable from officer	3,500	—
Goodwill, net	8,064	8,064
Other intangibles, net	4,345	9,371
Other assets and deferred charges	9,347	12,477

Total assets	$213,130	$303,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$975	$1,206
Accrued expenses	18,172	11,521
Current portion of deferred revenue	523	523
Current portion of long-term obligations	1,657	2,051

Total current liabilities	21,327	15,301
Convertible subordinated notes	175,000	175,000
Deferred revenue, less current portion	1,973	2,371
Other long-term obligations, less current portion	3,046	1,521
Commitments
Shareholders’ equity:
Common Stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 32,691,222 and 34,981,763 at September 30, 2002 and December 31, 2001, respectively	384,044	399,649
Notes receivable from officers	(225)	(225)
Accumulated other comprehensive income (loss)	(1,043)	685
Accumulated deficit	(370,992)	(290,552)

Total shareholders’ equity	11,784	109,557

Total liabilities and shareholders’ equity	$213,130	$303,750

See accompanying notes.

CELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Product sales	$3,450	$1,004	$7,364	$3,819
License and contract revenue	962	—	1,576	—

Total revenues	4,412	1,004	8,940	3,819

Operating expenses:
Cost of product sold	164	158	389	292
Research and development	17,970	10,973	44,063	26,182
Selling, general and administrative	13,144	9,015	35,410	23,010
Amortization of purchased intangibles	1,675	2,347	5,026	7,042

Total operating expenses	32,953	22,493	84,888	56,526

Loss from operations	(28,541)	(21,489)	(75,948)	(52,707)
Other income (expense):
Investment income	970	2,663	4,026	7,044
Interest expense	(2,821)	(2,514)	(8,518)	(3,123)

Net other income (expense)	(1,851)	149	(4,492)	3,921

Net loss	(30,392)	(21,340)	(80,440)	(48,786)

Preferred stock dividend	—	(121)	—	(372)

Net loss applicable to common shareholders	$(30,392)	$(21,461)	$(80,440)	$(49,158)

Basic and diluted net loss per common share	$(0.93)	$(0.64)	$(2.36)	$(1.46)

Shares used in calculation of basic and diluted net loss per common share	32,705	33,717	34,099	33,696

See accompanying notes.

CELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2002	2001

Operating activities
Net loss applicable to common shareholders	$(80,440)	$(49,158)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
Depreciation and amortization	7,100	8,333
Amortization (accretion) of investment premium (discount)	3,384	(166)
Equity-based compensation expense	(376)	1,106
Preferred stock dividend	—	372
Noncash rent benefit	(86)	(86)
Loss on sale of investment securities	—	(9)
Changes in operating assets and liabilities:
Interest receivable	1,521	(1,253)
Accounts receivable, net	333	(611)
Inventory	98	(144)
Prepaid expenses and other current assets	(117)	(776)
Other assets and deferred charges	2,829	247
Accounts payable	(231)	(516)
Accrued expenses	6,650	5,915
Deferred revenue	(398)	—

Total adjustments	20,707	12,412

Net cash used in operating activities	(59,733)	(36,746)

Investing activities
Purchases of securities available-for-sale	(245,447)	(203,010)
Proceeds from sales of securities available-for-sale	94,232	2,033
Proceeds from maturities of securities available-for-sale	224,079	151,296
Purchases of property and equipment	(4,777)	(3,580)
Issuance of note receivable to officer	(3,500)	—

Net cash provided by (used in) investing activities	64,587	(53,261)

Financing activities
Repurchase of common stock	(16,419)	—
Proceeds from issuance of convertible subordinated notes, net	—	167,937
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	691	967
Rescission of stock options exercised	—	(265)
Proceeds from common stock warrants exercised	—	132
Repayment of long-term obligations	(1,365)	(922)
Proceeds from the issuance of long-term obligations	1,923	—

Net cash provided by (used in) financing activities	(15,170)	167,849

Net increase (decrease) in cash and cash equivalents	(10,316)	77,842
Cash and cash equivalents at beginning of period	38,688	23,735

Cash and cash equivalents at end of period	$28,372	$101,577

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations	$5,242	$219

Issuance of common stock for payment of preferred stock dividend	$500	$500

See accompanying notes.

CELL THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

          The accompanying unaudited financial information of Cell Therapeutics, Inc. as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 has been prepared in accordance with the instructions to Form 10-Q.  In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods.  Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.  These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2001 included in our Form 10-K/A.

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

     Inventory

          Inventory is stated at the lower of cost or market.  Cost is determined using a weighted-average approach that approximates the first-in first-out method.  Finished goods inventory at September 30, 2002 and December 31, 2001 consists of our FDA-approved pharmaceutical drug, TRISENOX®.  We also record an allowance for excess inventory that may expire and become unsaleable.  The components of inventories are as follows (in thousands):

	September 30, 2002	December 31, 2001

Work in process	$460	$813
Finished goods	414	160

	$874	$973

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

     Derivative Financial Instruments

          Effective at the beginning of fiscal 2001, we adopted Statement of Financial Accounting Standards, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  We are subject to risks associated with fluctuations in the LIBOR interest rate from payments on our aircraft lease.  Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement.  This swap agreement has been designated as a cash flow hedge.  The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The swap was perfectly effective at September 30, 2002.  We do not enter into forward agreements for trading purposes.

2.  New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS 141, Business Combinations, requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  There were no business combinations in the nine month period ended September 30, 2002 or 2001.

          We adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  The impact of adopting SFAS 142 is discussed in Note 4.

          During October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001.  SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for the disposal of long-lived assets.  We adopted SFAS 144 as of January 1, 2002.  Adoption of SFAS 144 did not affect our consolidated financial position or results of operations.

3.  Comprehensive Loss

          SFAS 130, Reporting Comprehensive Income, includes unrealized gains and losses on our securities available-for-sale and interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss.  Total comprehensive loss was $31.3 million and $20.9 million for the three month periods ended September 30, 2002 and 2001, respectively.  Total comprehensive loss was $82.2 million and $48.6 million for the nine month periods ended September 30, 2002 and 2001, respectively.

          Information regarding the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	September 30, 2002	December 31, 2001

Net unrealized gains on securities available-for-sale	$116	$384
Net unrealized gains (losses) on interest rate swap	(1,159)	301

	$(1,043)	$685

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

          Purchased intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, generally three to five years.  We expect amortization expense on purchased intangible assets to be $1.7 million for the remainder of 2002, $1.3 million in 2003, and $1.3 million in 2004, at which time purchased intangible assets will be fully amortized.

          We completed our transitional goodwill impairment test and based on our analysis, determined that no goodwill impairment had occurred as of January 1, 2002.  In addition, we will be required to perform an annual impairment test, which we expect to perform in the fourth quarter of each year.

          The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and nine month periods ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net loss applicable to common shareholders	$(30,392)	$(21,461)	$(80,440)	$(49,158)
Adjustments:
Amortization of goodwill	—	903	—	2,170

Adjusted net loss applicable to common shareholders	$(30,392)	$(20,558)	$(80,440)	$(46,988)

Reported basic and diluted net loss per share	$(0.93)	$(0.64)	$(2.36)	$(1.46)

Adjusted basic and diluted net loss per share	$(0.93)	$(0.61)	$(2.36)	$(1.39)

5.  Related Party Transactions

          In April 2002, we extended a loan of $3.5 million to our President and Chief Executive Officer, Dr. James Bianco.  The loan is a full-recourse loan and is secured by a mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of Cell Therapeutics, Inc. common stock owned by Dr. Bianco. The loan bears interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually (3.93% at October 8, 2002).  Interest is due on October 8th and April 8th of each year that the loan is outstanding and principal is due April 8, 2004.

          We entered into a Sponsored Research Agreement with the Hope Heart Institute, a non-profit corporation, on November 1, 2002, pursuant to which we have agreed, to pay the Hope Heart Institute a monthly fee to perform research specified by us and reviewed by a joint research committee comprised of individuals from our company and from the Hope Heart Institute, with payments expected to commence in January 2003.  The Agreement has a term of two years and in addition to monthly payments, we granted a fully vested warrant to the Hope Heart Institute to purchase 100,000 shares of our common stock at a purchase price of $10 per share.  Phil M. Nudelman, Ph.D, is a member of our board of directors and our audit committee, and President, Chief Executive Officer and a member of the board of directors of the Hope Heart Institute.  Jack W. Singer, M.D, is a member of our board of directors and our Executive Vice President, Research Program Chairman, and is a member of the Scientific Advisory Board of the Hope Heart Institute.

6.  Repurchase Program

          In May 2002, our board of directors authorized a stock repurchase program for up to three million shares of our common stock.  Repurchases were made in the open market at the discretion of our management.  Through September 30, 2002, approximately 2.6 million shares had been repurchased and retired for a total cost of $16.4 million.

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

OVERVIEW

          We develop, acquire and commercialize novel treatments for cancer.  Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs.  Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer.  As of September 30, 2002, we had incurred aggregate net losses of approximately $371.0 million since inception.  We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

XYOTAX

          In June 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL, and to all potential uses of PG-TXL’s polymer technology.  PG-TXL is paclitaxel linked to polyglutamate, and is branded as XYOTAX™.  Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology.  We will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement of up to $16.0 million.  As of September 30, 2002, we have made $4.5 million in milestone payments.

          In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our XYOTAX drug candidate.  Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply over a multi-year term.

          In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of XYOTAX.  This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets.  Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period on a straight-line basis.  Under the agreement, we may also receive milestone payments totaling up to $16.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement.  Chugai has also committed to incur up to $54 million in development expenditures over the course of the licensing agreement.  In October 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, and plan to proceed with two additional phase III trials of XYOTAX in the front line treatment of poor performance status patients with non-small cell lung cancer.

          In November 2002, we announced that the Gynecologic Oncology Group, or GOG, will conduct a phase III trial of XYOTAX in front-line treatment of ovarian cancer.  This trial is expected to begin in 2003.  We had initiated a XYOTAX phase III ovarian clinical trial in July 2002, but have since closed this trial in order to allow the GOG to conduct the trial for us.

          We are also developing a novel polyglutamate-camptothecin molecule, or PG-CPT.  We filed a U.S. investigational new drug application, or IND, in December 2001 for this compound, and initiated a Phase I clinical study in the second quarter of 2002.

          TRISENOX

          In January 2000, we acquired TRISENOX upon our acquisition of PolaRx Biopharmaceuticals, Inc., or PolaRx, a single product company that owned the rights to TRISENOX.  The aggregate purchase price of approximately $36.2 million consisted primarily of 5 million shares of common stock and included assumed net liabilities of $3.9 million from PolaRx.  Two additional payouts tied to sales thresholds of $10 million and $20 million in any four consecutive quarters will be payable in tranches of $4 million and $5 million at the then fair market value of our stock, within thirty days of the following quarter after such thresholds are achieved.  We expect to achieve the $10 million threshold in the fourth quarter of 2002.  For any calendar year that sales of TRISENOX exceed $40 million, PolaRx shareholders will receive a 2% royalty on total net sales for that year at the then fair market value of our common stock, payable within thirty days following the end of that calendar year.  The acquisition was accounted for as a purchase transaction.  Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and will be capitalized as additional goodwill.

          In September 2000, we received approval of our New Drug Application, or NDA, by the Food and Drug Administration, or FDA, for TRISENOX (arsenic trioxide), commenced sales in October 2000 and have recorded cumulative net product sales for TRISENOX of approximately $14.0 million through September of 2002.  In March 2002, we received from the European Agency for the Evaluation of Medicinal Products, or EMEA, approval to market TRISENOX in the European Community, or EU.  We commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002.  TRISENOX is manufactured by a single vendor and sold through our direct sales force.

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

     Derivative Financial Instruments

          Effective at the beginning of fiscal 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  We are subject to risks associated with fluctuations in the LIBOR interest rate from payments on our aircraft lease.  Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement.  This swap agreement has been designated as a cash flow hedge.  The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income/loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The swap was perfectly effective at September 30, 2002.  We do not enter into forward agreements for trading purposes.

RESULTS OF OPERATIONS

     Three months ended September 30, 2002 and 2001.

          Product sales.  In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia.  We recorded net product sales of approximately $3.5 million and $1.0 million for TRISENOX for the three months ended September 30, 2002 and 2001, respectively.  The increase in net sales is primarily due to greater demand for our product in 2002.

          License and contract revenue.  In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of XYOTAX.  Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the development period on a straight-line basis.  For the three months ended September 30, 2002, we recognized approximately $962,000 of license and contract revenue, of which $827,000 related to cost reimbursement received from Chugai for development expenses and $135,000 related to the amortization of the initial license payment.

          Cost of product sold.  The cost of product sold during the three months ended September 30, 2002 and 2001 was approximately $164,000 and $158,000 respectively.  Our gross margins have improved mainly due to lower charges for excess inventory in 2002.  Prior to FDA and EMEA approval, the raw material and production costs of

TRISENOX were recorded as research and development expense.  We expect product costs in the future to continue to approximate a small percentage of revenue.

          Research and development expenses.  Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended September 30,

	2002	2001

Compounds under development
PG - compounds	$10,376	$3,998
TRISENOX	1,712	1,095
Other compounds	2	498
Operating expenses	3,611	2,853
Discovery research	2,269	2,529

Total research and development expenses	$17,970	$10,973

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

          Research and development expenses increased to approximately $18.0 million for the three months ended September 30, 2002, from approximately $11.0 million for the three months ended September 30, 2001.  This increase is attributed primarily to approximately $4.3 million of clinical and manufacturing costs associated with the set up and initiation of phase III clinical trials as well as several other clinical trials for XYOTAX, $2.0 million in milestone payments for completion of our Phase II clinical trial with XYOTAX and the filing of the first IND application in Japan, and approximately $.5 million of clinical and medical affairs costs associated with ongoing clinical trials for TRISENOX.  We also incurred additional personnel and operating expenses of approximately $.5 million related to our expanded development plans for XYOTAX, TRISENOX, PG-CPT and our discovery research.  We anticipate increased research and development expenses in connection with the clinical development plans for XYOTAX and our other products.

           Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $13.1 million for the three months ended September 30, 2002, from approximately $9.0 million for the three months ended September 30, 2001. This increase is primarily attributed to approximately $2.3 million for our expanded corporate communication program, additional operating and occupancy costs associated with supporting our research, development and marketing activities, additional sales personnel and marketing costs for TRISENOX, and $1.6 million of lease, maintenance and operating costs for our leased aircraft. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.

          Amortization of purchased intangibles.  In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting.  Our intangible assets are amortized over their remaining lives, estimated to be three to five years.  Amortization for the three months ended September 30, 2002 was approximately $1.7 million compared to approximately $2.3 million for the three months ended September 30, 2001.  This decrease is due to our adoption of SFAS 142, Goodwill and Other Intangible Assets, which we adopted January 1, 2002.  We performed or will perform the following steps:

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

•	Other intangibles resulting from the acquisition will continue to be amortized. The net book value of these intangibles at September 30, 2002 was approximately $4.3 million.

          Investment income.  Investment income decreased to approximately $1.0 million for the three months ended September 30, 2002 from approximately $2.7 million for the three months ended September 30, 2001. This decrease is attributed to lower prevailing interest rates on our securities available-for-sale and lower average cash balances during the three months ended September 30, 2002.

          Interest expense.  Interest expense increased to approximately $2.8 million for the three months ended September 30, 2002 from approximately $2.5 million for the three months ended September 30, 2001.  The increase is attributable to the additional $25.0 million principal amount of 5.75% convertible subordinated notes issued in September 2001.

          Preferred stock dividend.  We accrued approximately $121,000 for a preferred stock dividend for the three months ended September 30, 2001.  In November 2001, we automatically converted any remaining preferred stock to common stock, and accrued as of December 31, 2001, all future dividend payments due to these investors.  In September 2002, we issued 113,630 shares of common stock valued at approximately $500,000 in lieu of cash as a payment of our preferred stock dividend obligation.

Nine months ended September 30, 2002 and 2001.

          Product sales.  In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia.  We recorded net product sales of approximately $7.4 million and $3.8 million for TRISENOX for the nine months ended September 30, 2002 and 2001, respectively.  The increase in net sales is primarily due to greater demand for our product in 2002.

          License and contract revenue.  In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd. for the development and commercialization of XYOTAX.  Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the development period on a straight-line basis.  For the nine months ended September 30, 2002, we recognized approximately $1.6 million of license and contract revenue, of which $1.2 million related to cost reimbursement received from Chugai for development expenses and $398,000 related to the amortization of the initial license payment.

          Cost of product sold.  The cost of product sold during the nine months ended September 30, 2002 and 2001 was approximately $389,000 and $292,000, respectively.  The increase was predominantly due to increased sales of TRISENOX. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales.

          Research and development expenses.  Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Nine Months Ended September 30,

	2002	2001

Compounds under development
PG - compounds	$21,607	$7,727
TRISENOX	4,198	3,134
Other compounds	74	901
Operating expenses	11,061	7,330
Discovery research	7,123	7,090

Total research and development expenses	$44,063	$26,182

          Research and development expenses increased to approximately $44.1 million for the nine months ended September 30, 2002, from approximately $26.2 million for the nine months ended September 30, 2001.  This increase is attributed primarily to approximately $9.8 million of clinical and manufacturing costs associated with the set up and initiation of phase III clinical trials as well as several other clinical trials for XYOTAX, $2.0 million in milestone payments for completion of our Phase II clinical trial with XYOTAX and the filing of the first IND application in Japan, approximately $2.0 million of preclinical and quality assurance development costs related to our agreement with Chugai, and approximately $1.4 million of medical affairs, manufacturing and clinical costs associated with ongoing clinical trials for TRISENOX, offset in part by a $.5 million reduction of regulatory and preclinical costs associated with the development of TRISENOX.  We also incurred additional personnel and operating expenses of approximately $3.4 million related to our expanded development plans for XYOTAX, TRISENOX, PG-CPT and our discovery research.  We anticipate increased research and development expenses in connection with the clinical development plans for XYOTAX and our other products.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $35.4 million for the nine months ended September 30, 2002, from approximately $23.0 million for the nine months ended September 30, 2001. This increase is primarily attributed to approximately $5.1 million of additional sales personnel and marketing costs for TRISENOX, $4.8 million of lease, maintenance and operating costs for our leased aircraft, $4.1 million of additional personnel, operating and occupancy costs associated with supporting our research, development and marketing activities and our expanded corporate communication program, offset in part by an approximate $1.6 million reduction in stock-based compensation. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

          Amortization of purchased intangibles.  In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting.  Our intangible assets are amortized over their remaining lives, estimated to be three to five years.  Amortization for the nine months ended September 30, 2002 was approximately $5.0 million compared to $7.0 million for the nine months ended September 30, 2001.  This decrease is due to our adoption of SFAS 142, Goodwill and Other Intangible Assets, which we adopted January 1, 2002.

          Investment income.  Investment income decreased to approximately $4.0 million for the nine months ended September 30, 2002 from approximately $7.0 million for the nine months ended September 30, 2001. This decrease is attributed primarily to lower prevailing interest rates on our securities available-for-sale during the nine months ended September 30, 2002.

          Interest expense.  Interest expense increased to approximately $8.5 million for the nine months ended September 30, 2002 from approximately $3.1 million for the nine months ended September 30, 2001.  The increase is attributable to the interest associated with the $175.0 million of 5.75% convertible subordinated notes issued in the second and third quarters of 2001.

          Preferred stock dividend.  We accrued approximately $372,000 for a preferred stock dividend for the nine months ended September 30, 2001.  In November 2001, we automatically converted any remaining preferred stock to common stock, and accrued as of December 31, 2001, all future dividend payments due to these investors.  In September 2002, we issued 113,630 shares of common stock valued at approximately $500,000 in lieu of cash as a payment of our preferred stock dividend obligation.

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2002, we had approximately $171.1 million in cash, cash equivalents, securities available-for-sale and interest receivable.

          Net cash used in operating activities increased to approximately $59.7 million during the nine months ended September 30, 2002, compared to approximately $36.7 million for the same period during 2001.  The increase in net cash used in operating activities during the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to the increase in our net loss, offset by changes in investment premium/discount amortization, interest receivable, and other assets.

          We expect the amount of net cash used in operating activities in 2003 to be consistent with the amount of net cash used in 2002.  The extent of cash flow used in operating activities will be significantly affected by our expanded development plans for XYOTAX and our ability to offset the related development expenses by licensing XYOTAX in Europe.

          Net cash provided by investing activities increased to approximately $64.6 million during the nine months ended September 30, 2002, compared to net cash used of approximately $53.3 million for the same period during 2001.  The increase in net cash provided by investing activities during the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to an increase in proceeds from sales and maturities of securities available-for-sale, offset by an increase in purchases of securities available-for-sale and a payment of $3.5 million for a loan extended to one of our officers.

          Net cash used in financing activities totaled approximately $15.2 million during the nine months ended September 30, 2002, compared to net cash provided from financing activities of approximately $167.8 million for the same period during 2001.  The net cash used in financing activities during the nine months ended September 30, 2002 was due primarily to the repurchase of our common stock for $16.4 million.  The net cash provided by financing activities during the nine months ended September 30, 2001 was primarily due to the issuance of convertible subordinated notes during the second and third quarters of 2001, resulting in net proceeds of $167.9 million.

          We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures.  We expect that our existing capital resources will enable us to maintain our current and planned operations through at least mid 2004.  Our future capital requirements will depend on many factors, including:

•	success of our sales and marketing efforts

•	success in licensing XYOTAX in Europe

•	progress in and scope of our research and development activities

•	competitive market developments

•	success in acquiring complementary products, technologies or businesses

          Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies.  If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to us or to our shareholders.  We may also require funds to pay convertible debt which matures in 2008.  Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern.  If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result.

Risk Factors

     Factors Affecting Our Operating Results and Financial Condition

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

          We were incorporated in 1991 and have incurred a net operating loss every year. As of September 30, 2002, we had an accumulated deficit of approximately $371 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected selling, general and administrative expenses, may result in greater operating losses for at least the next several years.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we do not successfully develop additional products, we may be unable to generate additional revenue.

          We have only one product, TRISENOX, for relapsed or refractory acute promyelocytic leukemia, or APL, that has received marketing approval to date. Our leading drug candidates, TRISENOX for other indications, XYOTAX and PG-CPT, are currently in clinical trials. These clinical trials of the drug candidates involve the testing of potential therapeutic agents, or effective treatments, in humans in three phases to determine the safety and efficacy of the drug candidates necessary for an approved drug. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. As a result, we are no longer developing lisofylline as a potential product. In addition, data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. The clinical trials of TRISENOX, XYOTAX and PG-CPT or any of our future drug candidates may not be successful.

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

          We base many of our product candidates upon novel delivery technologies that we are using to discover and develop drugs for the treatment of cancer. These technologies have not been proven. Furthermore, preclinical results in animal studies may not predict outcome in human clinical trials. Our product candidates may not be proven safe or effective. If these technologies do not work, our drug candidates may not develop into commercial products.

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

          We have licensed intellectual property, including patent applications from Memorial Sloan-Kettering Cancer Center, Samuel Waxman Cancer Research Foundation, Beijing Medical University and others, including the intellectual property underlying TRISENOX. We have also in-licensed the intellectual property relating to our polymer drug delivery technology, including XYOTAX. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under that license. We may not be able to meet our obligations under these licenses. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology.

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

          As a result of additional trials for TRISENOX for indications other than relapsed or refractory APL and clinical trials currently underway for XYOTAX and our other products in development, we will need to expand our operations in various areas, including our management, regulatory, clinical, financial and information systems and other elements of our business process infrastructure. We expect to add additional key personnel in these areas in the future. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources. We will not be able to increase revenues or control costs unless we continue to improve our operational, financial, regulatory and managerial systems and processes, and expand, train and manage our work force.

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

          We expect that our existing capital resources and the interest earned thereon will enable us to maintain our current and planned operations through at least mid 2004. Beyond that time, if our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We will require substantial funds to: (1) continue our research and development programs, (2) in-license or acquire additional technologies, (3) conduct preclinical studies and clinical trials, and (4) pay convertible debt which matures in 2008. We may need to raise additional capital to fund our operations repeatedly. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

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

          The market price for securities of biopharmaceutical and biotechnology companies, including that of ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended September 30, 2002, our stock price has ranged from a low of $2.70 to a high of $34.01. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

          We currently are marketing TRISENOX with our direct sales force. Because the oncology market is highly concentrated and many prospective clients are unfamiliar with TRISENOX, we have expanded our sales and marketing infrastructure in order to increase market awareness of this product.   In addition, if we market and sell products other than TRISENOX, we would need to further expand our marketing and sales force with sufficient technical expertise and distribution capacity.  Competition for these individuals is intense, and we may not be able to

hire the experience required and number of sales personnel we need.   If we are unable to expand our direct sales operations and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenues and achieving and maintaining profitability.

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

          The FDA has approved only one of our products, TRISENOX, for sale in the United States, for relapsed or refractory APL. Additionally, the European Commission, or EC, has approved the sale of TRISENOX in Europe for the same indication.  Before we can market TRISENOX for other indications, we must obtain FDA and EC approval. Our other products are in development, and will have to be approved by the FDA and EC before they can be marketed in the United States and Europe. If the FDA and EC do not approve our products and any additional indications for marketed products in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Market Risk

          We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments.  We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year.  These securities are classified as “available-for-sale”.  These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase.  Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio.  The fair value of our securities available-for-sale at September 30, 2002 was $141 million.  For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $141,000.

          We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments.  Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes.  In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR.  In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure.  This swap agreement has been designated as a cash flow hedge.  The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity.  As of September 30, 2002, the fair value of the interest rate swap was a liability of $1.2 million.

     Foreign Exchange Market Risk

          We have operated primarily in the United States and all revenues to date have been primarily in U.S. dollars.  Accordingly, we do not have material exposure to foreign currency rate fluctuations.  We have not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

Item 4.    Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

          Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)     Changes in Internal Controls

          There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.  OTHER INFORMATION

Item 5.    Other Information

          On November 12, 2002, John M. Fluke, Jr. accepted appointment to Class I of our board of directors. On November 13, 2002, Martin P. Sutter accepted appointment to Class III of our board of directors.  Effective September 1, 2002, Wilfred E. Jaeger resigned as a director of our company. Mr. Sutter is affiliated with Essex Woodlands Health Venture Fund, IV, L.P, a holder of greater than 5% of our outstanding common stock.

          We entered into a Sponsored Research Agreement with the Hope Heart Institute, a non-profit corporation, on November 1, 2002, pursuant to which we have agreed, to pay the Hope Heart Institute a monthly fee to perform research specified by us and reviewed by a joint research committee comprised of individuals from our company and from the Hope Heart Institute, with payments expected to commence in January 2003.  The Agreement has a term of two years and in addition to monthly payments, we granted a fully vested warrant to the Hope Heart Institute to purchase 100,000 shares of our common stock at a purchase price of $10 per share.  Phil M. Nudelman, Ph.D, is a member of our board of directors and our audit committee and President, Chief Executive Officer and a member of the board of directors of the Hope Heart Institute.  Jack W. Singer, M.D, is a member of our board of directors and our Executive Vice President, Research Program Chairman, and is a member of the Scientific Advisory Board of the Hope Heart Institute.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

†	10.1	Sponsored Research Agreement between the Company and the Hope Heart Institute dated November 1, 2002

	99.1	Certification under section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We did not file any current reports on Form 8-K during the quarter ended September 30, 2002.

†	Confidential Treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: November 14, 2002	By:	/s/ JAMES A. BIANCO, M.D.

James A. Bianco, M.D. President and Chief Executive Officer

Dated: November 14, 2002	By:	/s/ LOUIS A. BIANCO

Louis A. Bianco Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Bianco, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cell Therapeutics, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002		By:	/s/ JAMES A. BIANCO, M.D

James A. Bianco President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Louis A. Bianco, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cell Therapeutics, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002		By:	/s/ LOUIS A. BIANCO

Louis A. Bianco Executive Vice President Finance and Administration