Form 10-K
period 2002-12-31
CELL THERAPEUTICS INC
filed 2003-03-27
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ____________ .

Commission file number: 0-28386

CELL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 Elliott Avenue West, Suite 400 Seattle, WA 98119	98119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Classes)

Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2002, based on the closing price of such shares on the Nasdaq National Market on June 28, 2002, was approximately $137,774,000. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 28, 2003 was 33,135,892.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2003, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CELL THERAPEUTICS, INC.

PART I

This Form 10-K contains, in addition to historical information, forward-looking statements. These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under “Factors Affecting Our Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and elsewhere in this Form 10-K.

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

We were incorporated in Washington in 1991. Our principal executive offices are located at 501 Elliott Avenue West, Seattle, Washington 98119. Our telephone number is (206) 282-7100. Our website can be found at www.cticseattle.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.

“CTI,” “TRISENOX” and “XYOTAX” (formerly referred to as PG-TXL) are proprietary marks of Cell Therapeutics, Inc. All other product names, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

Our Products

We acquired our lead product called arsenic trioxide, or TRISENOX®, in January 2000. We received Food and Drug Administration, or FDA, approval to market TRISENOX in the U.S. in September 2000, and the European Agency for the Evaluation of Medicinal Products, or EMEA, approval to market in the European Community, or EU, in March 2002. TRISENOX is marketed for patients with a type of blood cell cancer called acute promyelocytic leukemia, or APL, who have relapsed or failed standard therapies. In its pivotal trial in patients with relapsed or refractory APL, 70% of the 40 patients experienced complete remission following treatment with TRISENOX with 82% achieving a molecular remission. We have received orphan drug designation for TRISENOX from the FDA for APL, multiple myeloma, myelodysplastic syndromes, or MDS, chronic myeloid leukemia, or CML, and acute myeloid leukemia, or AML. In addition, TRISENOX is currently listed in the U.S. Pharmacopeia Oncology Drug Information, or USP DI, under Orphan Product Designation and Approvals in multiple myeloma and MDS. We have also received designation as an orphan medicinal product by the EMEA under its orphan drug legislation for APL, MDS, and multiple myeloma. Thirty-four TRISENOX clinical trials studying the drug alone or in combination with other therapies are ongoing. Preliminary data from ongoing clinical trials have shown encouraging responses in patients with multiple myeloma, MDS, CML, prostate cancer, and neuroblastoma.

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

Our first application of the polymer technology is XYOTAX™, or CT-2103, which is paclitaxel linked to polyglutamate. Paclitaxel is the active ingredient in Taxol®, one of the world’s best selling cancer drugs. In animal studies, XYOTAX demonstrated fewer side effects and improved tumor killing-activity when compared to Taxol alone. Six phase I clinical trials, four phase II clinical trials and three phase III clinical trials are currently underway, with three additional trials planned in 2003. We also initiated development of a novel polyglutamate-camptothecin molecule, or PG-CPT, and filed a U.S. investigational new drug application, or IND, in December 2001. We initiated a phase I clinical trial with PG-CPT in the first quarter of 2002, and plan to initiate another trial in the second half of 2003.

We have identified a novel drug target called lysophosphatidic acid acyltransferase, or LPAAT-ß, that when inhibited has been shown to reduce tumor cell growth in preclinical models. We are in the process of identifying a lead candidate for clinical development during 2003.

The Oncology Market

Overview.    According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the United States, resulting in over 555,000 deaths annually. The National Cancer Advisory Board reports that more than 8.9 million people in the United States have cancer, and it is estimated that one in three American women, and one in two American men will develop cancer in their lifetime. Approximately 1.3 million new cases of cancer are diagnosed each year in the United States. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease. At the time of diagnosis, 70% of patients have tumors that have already spread to other parts of the body. Therefore, almost all receive systemic therapy such as chemotherapy during the course of their disease.

Unfortunately, there are significant limitations and complications associated with radiation and chemotherapy that result in a high rate of treatment failure. The principal limitations of chemotherapy include:

•	treatment related toxicities,

•	inability to selectively target tumor tissue, and

•	the development of resistance to the cancer-killing effects of chemotherapy.

Treatment related toxicities.    The majority of current chemotherapy agents kill cancer cells by disrupting the cell division process. Chemotherapy drugs disrupt the process by killing cells once they begin to undergo division and replication. Although this mechanism often works in cancer cells, which grow rapidly through cell division, non-cancerous cells are also killed because they too undergo routine cell division. This is especially true for cells that line the mouth, stomach and intestines, hair follicles, blood cells and reproductive cells (sperm and ovum). Because the mechanism by which conventional cancer drugs work is not limited to cancer cells, their use is often accompanied by toxicities. These toxicities limit the effectiveness of cancer drugs and seriously impact patients’ quality of life.

Inability to selectively target tumor tissue.    When administered, chemotherapy drugs circulate through the bloodstream, reaching both tumor and normal tissues. Normal dividing tissues are generally as sensitive as tumor cells to the killing effects of chemotherapy. These toxic effects on normal tissues prevent use of higher, potentially more effective, doses of chemotherapy.

Chemotherapy resistance.    Resistance to the cancer killing effects of conventional chemotherapy drugs is a major impediment to effective treatment of cancer. Approximately 70% of all cancer patients undergoing chemotherapy ultimately develop resistance to chemotherapy and die from their disease. Because many chemotherapy drugs share similar properties, when a tumor develops resistance to a single drug, it may become resistant to many other drugs as well. Drugs that work differently from existing chemotherapies, and are not susceptible to the same mechanisms of resistance, could play a very important role in treating resistant tumors.

Strategy

Our goal is to become a leading cancer drug company. The following are the key elements of our business strategy:

•	We initially develop our cancer drug candidates to treat life threatening types or stages of cancer for which current treatments are inadequate, and that qualify for fast-track designation from the FDA and EMEA. We will also seek to expand the market potential of our products by seeking further approval for other indications in larger cancer patient populations.

•	We plan to devote a substantial portion of our efforts to develop XYOTAX and to further develop and commercialize TRISENOX for additional indications.

•	We have developed our own sales and marketing capabilities in the United States and select European territories and may establish collaborations to commercialize our products.

•	We are applying our patented polymer drug delivery technology to develop a portfolio of improved versions of currently marketed anti-cancer drugs and novel cancer fighting agents to improve their ease of administration, side effect profile and effectiveness.

•	We plan to continue to in-license or acquire complementary products, technologies, or companies.

Products in Development

The following table lists active trials (indicated by a status of “open”), the trials that will be opened to enrollment during the second quarter of 2003 (status “2Q2003”) for our products in development, and a phase III trial that will be opened to enrollment during the third quarter of 2003 (status “3Q2003”). Also listed are the trials that have recently closed to enrollment but for which clinical trial reports are in progress (status “enrollment completed”).

Product Candidate	Indication/Intended Use	Phase/Status

TRISENOX®	HEMATOLOGIC MALIGNANCIES
(arsenic trioxide),	Multiple Myeloma
ATO injection	ATO single agent (US)	II / enrollment completed
	ATO single agent (Europe)	II / open
	ATO single agent, twice weekly dosing schedule	II / open
	ATO in combination with dexamethasone	II / open
	ATO in combination with ascorbic acid	I/II / open
	ATO in combination with dexamethasone and ascorbic acid (2 trials)	II / open
	ATO in combination with thalidomide	II / open
	ATO in combination with ascorbic acid prior to autologous stem cell rescue	II / open
	ATO in combination with dexamethasone and ascorbic acid after SCT	II / open
	ATO in combination with dexamethasone post transplant	II / 2Q2003
	ATO in combination with melphalan and ascorbic acid	I/II / 2Q2003
	ATO in combination with dexamethasone and thalidomide	I/II / 2Q2003

Myelodysplastic Syndromes (MDS)
	ATO single agent (2 trials, US and Europe)	II / open
	ATO in combination with thalidomide	II / enrollment completed
	ATO in combination with thalidomide	II / open
	ATO single agent (3 trials)	II / open
	ATO in combination with cytarabine	II / open
	ATO in combination with amifostine	I / 2Q2003
	ATO in combination with Ara-C	I/II / 2Q2003

Acute Promyelocytic Leukemia (APL)
	ATO in combination with Mylotarg® for injection, salvage treatment	II / enrollment completed
	ATO single agent, APL in molecular relapse (2 trials)	II / open
	ATO in combination with ATRA, de novo APL	II / open
	ATO as consolidation for primary treatment of APL	I / 2Q2003

Chronic Myeloid Leukemia (CML)
	ATO single agent in advance phase CML, blast crisis, PH+ ALL	II / open
	ATO in combination with STI-571 (Gleevec) (2 trials)	II/ open
	ATO in combination with STI-571 (Gleevec) (2 trials)	I /II /2Q2003

Non-Hodgkin’s Lymphoma (NHL)
	ATO in combination with Rituxan®	II / open

Acute Myeloid Leukemia (AML)
	ATO in combination with ascorbic acid	II/ open
	ATO in combination with ascorbic acid for non-APL acute myelogenous leukemia	II / open

Product Candidate	Indication/Intended Use	Phase/Status

Other Leukemia/Lymphoma
	ATO in combination with ascorbic acid for relapsed/refractory lymphoid malignancies	II / open

SOLID TUMORS
	ATO in neuroblastomas and other solid tumors in pediatric patients	II / open
	Hepatocellular carcinoma	I / open
	Advanced cancer patients with renal dysfunction	I / open
	ATO single agent for metastatic melanoma	II/ open
	ATO in combination with ascorbic acid for metastatic colon cancer refractory to chemotherapy	II / open
	ATO single agent in cutaneous T-cell lymphoma	I / open
	ATO in combination with docetaxel for hormone-refractory prostate cancer	II/ 2Q2003
	ATO single agent for relapsed/refractory metastatic melanoma	II /2Q2003
	ATO in combination with ascorbic acid for hepatocellular carcinoma	II / 2Q2003
	ATO in combination with 5-fluorouracil for gastrointestinal tract tumor	II / 2Q2003
	ATO single agent for advanced carcinoma of the breast	II / 2Q2003
	ATO single agent for advanced non-small cell carcinoma of the lung	II / 2Q2003
	ATO in combination with DTIC for malignant melanoma	I / 2Q2003

XYOTAX (CT-2103)	Advanced solid tumors—Dosing every 3 weeks (UK)	I / enrollment completed
	Advanced solid tumors in combination with cisplatin	I / open
	Advanced solid tumors in combination with carboplatin	I / open
	Advanced solid tumors, single agent—dosing every week (US)	I / open
	Advanced solid tumors, single agent—dosing every 2 weeks (UK)	I / open
	Advanced solid tumors, single agent—dosing every 3 weeks (US)	I / open
	Non-small-cell lung cancer salvage, single agent	I / open
	Ovarian front-line dose escalation (GOG)	I/II / 2Q2003
	Ovarian, fallopian tube, peritoneal carcinoma—salvage	II / enrollment completed
	Colorectal cancer salvage	II / open
	Non-small-cell lung cancer (high risk patients)	II / open
	Ovarian second relapse (GOG)	II / open
	Ovarian front-line (GOG)	III/ 3Q2003
	Lung cancer, in combination with radiation	I / 2Q2003
	Breast cancer (Cancer Research UK)	II / open
	Non-small-cell lung cancer (second line; multinational)	III / open
	Non-small-cell lung cancer in combination with carboplatin (first line PS=2; multinational)	III / open
	Non-small-cell lung cancer (first line PS=2; multinational)	III / open

PG-CPT (CT-2106)	Advanced solid tumors	I / open

TRISENOX (arsenic trioxide) injection

We are marketing TRISENOX for the treatment of patients with chemotherapy resistant or relapsed APL. We received FDA approval in this indication in September 2000, and in March 2002, we received EMEA approval in the EU with a subsequent launch in the EU in June 2002. TRISENOX is a highly purified version of arsenic, a natural element. TRISENOX appears to have multiple targets and mechanisms of antileukemic activity: it degrades a protein that causes abnormal levels of immature white blood cells while simultaneously forcing immature cancer cells to self destruct through a process called programmed cell death or apoptosis. Apoptosis is a normal part of a cell’s life cycle. Because cancer is often associated with a malfunction of the normal process of apoptosis, drugs that can induce apoptosis offer the hope of affecting cancer cells more selectively without the typical toxic side effects of conventional treatments. Direct induction of apoptosis represents a new method of killing tumor cells that is different from that of the majority of conventional cancer drugs. As a result, in addition to its use as single agent therapy, TRISENOX may work well when administered in combination with other cancer therapies to produce more durable cancer response rates.

We intend to protect TRISENOX by obtaining orphan drug marketing exclusivity in the U.S. and Europe. When granted orphan drug status, products usually receive seven years of marketing exclusivity in the U.S. and ten years in the EU. If a product with an orphan drug designation subsequently receives the first FDA or EMEA approval for the indication for which it has such designation, the product is entitled to orphan drug marketing exclusivity, meaning that the regulatory agency may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven or ten years. We have received U.S. orphan drug marketing exclusivity for TRISENOX in APL and have received U.S. orphan drug designation for TRISENOX for the treatment of multiple myeloma, MDS, CML, and AML. TRISENOX has received orphan drug designation for the treatment of APL, multiple myeloma, and MDS under the European orphan drug regulation. We also plan to pursue orphan designation for other indications. In addition, we have exclusive rights to several patent applications filed by PolaRx Biopharmaceuticals, Inc., or PolaRx, and The Memorial Sloan-Kettering Cancer Center that are directed to methods of treating a variety of cancers and conditions with TRISENOX, and a patent application from the Samuel Waxman Cancer Research Foundation that is directed to certain formulations of arsenic trioxide.

TRISENOX for Acute Promyelocytic Leukemia.    APL is a malignant disorder of the white blood cells that can occur across all age groups. Based on ACS data, approximately 1,500 to 2,000 patients are diagnosed with APL each year in the United States, with a similar incidence in the EU. Current treatment for newly diagnosed APL patients includes the use of all-trans retinoic acid, commonly called ATRA, in combination with anthracycline chemotherapy. Between 10% to 15% of patients die during front line therapy, some patients will have long-term toxicity due to anthracycline treatment, and up to 30% of patients who achieve initial remission will eventually relapse. After relapse, the long-term outlook for these patients is poor.

TRISENOX has been investigated in relapsed and refractory APL patients, previously treated with an anthracycline and retinoid regimen, in two open label studies. One was a single investigator clinical, or pilot, trial involving 12 patients and the other was a multicenter, nine-institution study, or pivotal trial, of 40 patients. The pilot trial results and accompanying editorial describing the use of TRISENOX to treat patients with relapsed APL were published in the November 5, 1998 issue of The New England Journal of Medicine. The results of this study were confirmed by the pivotal trial that was published in September 2001 in The Journal of Clinical Oncology. Long term follow up data from the multicenter study were presented at the 8th International Symposium on APL in Rome, Italy. The results demonstrated that among the 85% of patients who achieved a complete remission, 82% were confirmed to have a molecular remission using a highly sensitive molecular test. With a median follow up of 30 months, the overall survival estimate for the 52 patients in these two studies is 66%.

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

TRISENOX for Multiple Myeloma.    Multiple myeloma is a malignant disease of the bone marrow that is invariably fatal. According to the Multiple Myeloma Research Foundation, multiple myeloma is the second most common blood cell malignancy, affecting nearly 50,000 people in the United States with over 14,000 new cases reported annually. The disease is initially treated with oral chemotherapy drugs. Once the disease can no longer be controlled with oral drugs, treatments include high dose corticosteroids, high dose chemotherapy, a combination of high dose chemotherapy and stem cell transplants, and recently thalidomide. Approximately 50% of myeloma patients respond to these treatments.

Preclinical studies have suggested that TRISENOX may be able to kill multiple myeloma cells taken from chemotherapy-resistant patients and that the killing may be enhanced when TRISENOX is combined with vitamin C (ascorbic acid), corticosteroids, or other agents used to treat myeloma. Preliminary reports from three clinical studies using TRISENOX in patients with myeloma who had failed multiple prior therapies showed encouraging responses as reported at the American Society of Hematology, or ASH, in December 2002. We are sponsoring several multicenter trials with TRISENOX used either as a single agent or in combination with corticosteroids, ascorbic acid, or thalidomide for advanced stages of multiple myeloma. TRISENOX has received orphan drug designation from the FDA and the EMEA for this indication.

TRISENOX for Myelodysplastic Syndrome, or MDS.    MDS is a preleukemic condition affecting about 35,000 individuals a year with an annual incidence of 15,000 patients a year. Many patients who develop MDS progress to develop acute leukemia. All patients have a progressive decline in their ability to make blood cells, ultimately resulting in anemia requiring red blood cell transfusions, a low white blood cell count placing them at risk for infections, and a low platelet count making them prone to bleeding. There is no specific approved therapy for this disorder except supportive care and the use of growth factors such as Procrit and Leukine. Reports from three clinical studies using TRISENOX in high and low-risk myelodysplastic syndrome patients showed encouraging responses as reported at ASH in December 2002. Additional trials exploring the activity of TRISENOX, alone or in combination with growth factors, thalidomide and Ara-C have been initiated, and preliminary data is encouraging. Orphan drug designation has been received from both the FDA and the EMEA.

TRISENOX for Chronic Myeloid Leukemia, or CML.    CML is a form of leukemia affecting approximately 16,000 individuals in the U.S. and has an annual incidence of 4,000 patients per year. It is caused by a highly specific chromosomal rearrangement that produces an abnormal fusion gene called the bcr-abl (this is similar to the cause of APL, which results from a different chromosomal rearrangement). A dramatic advance was recently made in the treatment of CML with the approval of Gleevec, a new drug that specifically targets and inactivates the bcr-abl gene product. Gleevec can induce durable clinical remissions in a very high percentage of patients with early stage CML. Although it is active in patients with later stages of the disease, termed accelerated phase or blast crisis, the remissions are short-lived as resistance to Gleevec develops. There is a need to identify drugs that will enhance the efficacy of Gleevec in advanced stages of CML and in particular, prevent the emergence of resistance. Two publications indicate that TRISENOX may be the ideal agent to use with Gleevec for the following reasons:

•	It is active in CML by itself producing complete remissions in 74% of newly diagnosed CML patients in a study from China;

•	It causes degradation of the bcr-abl and therefore works in concert with Gleevec against the direct cause of the disease and prevents the emergence of resistance to Gleevec; and

•	CML cells are far more sensitive to TRISENOX than are normal blood cells.

Trials exploring the use of TRISENOX in conjunction with Gleevec in both early and later stages of CML are in progress or are about to begin.

TRISENOX for Other Hematologic Malignancies.    A number of other cancers of blood and lymphatic organs are under study including lymphomas and leukemias. Non-Hodgkin’s lymphoma has affected more than 300,000 people in the U.S. and there are 54,000 new cases per year according to the American Cancer Society. Despite new effective therapies, relatively few patients are cured and additional treatments are needed. Studies are currently in progress to evaluate the activity of TRISENOX as a single agent and in combination with standard therapies for lymphoma.

TRISENOX for Solid Tumors.    Solid tumors include malignancies that develop in various tissues throughout the body, as opposed to hematologic cancers described above. Genitourinary cancers, such as cervical, renal cell, bladder and prostate, have affected approximately three million patients in the United States, with over 370,000 new cases diagnosed annually. Preclinical data and preliminary clinical trial results have suggested that TRISENOX may have anti-tumor activity in a number of solid tumors including cancers of the ovary, prostate, bladder, liver, lung and melanoma. Early data from phase I and II studies show evidence for clinical activity in prostate cancer and neuroblastoma. A number of other studies looking at TRISENOX as a single agent and in combination with standard therapy in patients with solid tumors are either underway or planned.

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

Based on observations from preclinical animal studies, along with early clinical trial data from phase I and phase II studies, we believe that our polymer-chemotherapy drug conjugates may be able to achieve a number of benefits over existing chemotherapy drugs, including:

•	more drug reaches the tumor,

•	increased efficacy using the same amount of active drug,

•	ability to use higher doses of the active drug,

•	less toxicity at the same or higher doses of active drug, and

•	potential to overcome resistance to the underlying chemotherapy drug.

In addition, we believe that linking our polymers to existing drugs will yield patentable subject matter and that our polymer-drug conjugates will not infringe any third party patents covering the underlying drug. However, there can be no assurance that we will receive a patent for our polymer conjugates or that we will not be challenged by the holder of a patent covering the underlying drug.

We licensed the worldwide exclusive rights to PG and related polymers with their applications to anticancer drugs from PG-TXL Company, L.P. in 1998. This technology was originally developed at the M.D. Anderson Cancer Center. The initial patent, which issued in November 1999, covers compositions of PG and related polymers coupled with commonly used cancer drugs such as paclitaxel, docetaxel, etoposide, teniposide, or camptothecins. The patented technology also covers formulations of PG-conjugated paclitaxel that also include the use of human serum albumin and conjugation to epothilones.

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

XYOTAX (paclitaxel poliglutamex).    XYOTAX, or CT-2103, is PG linked to paclitaxel, the active ingredient in Taxol, one of the world’s best selling cancer drugs. Taxol is difficult to administer because it is formulated in Cremophor, a mixture of castor oil and ethanol, which is extremely irritating to blood vessels and requires surgical placement of a large catheter for administration. It also may cause allergic reactions, and typically requires a minimum of three hours of intravenous infusion. XYOTAX is 80,000 times more water-soluble than paclitaxel, allowing it to be dissolved in 100 mL of a simple water and sugar based solution and infused over ten minutes. Also, because XYOTAX is water-soluble, its administration does not require routine premedication with steroids and antihistamines to prevent severe allergic reactions; such premedication can be reserved for those patients who show signs of sensitivity during treatment. XYOTAX may also allow delivery of higher doses than can be achieved with paclitaxel.

It is estimated that more than 3.8 million people have breast, ovarian, lung and colon cancer, with more than 550,000 new cases diagnosed each year in the United States. IMS Health reported taxane U.S. sales of approximately $934 million, and worldwide sales of roughly $1.7 billion for 2002, despite the difficulties associated with their administration and their serious dose-limiting toxicities. The majority of taxane use has been in breast, ovarian and lung cancer indications.

XYOTAX has been compared to paclitaxel in numerous studies in animals with a variety of different tumors. These studies indicate that XYOTAX has a unique profile resulting in better tolerability and efficacy, both when used by itself as a single agent or in combination with other chemotherapy, radiation therapy, or therapeutic monoclonal antibodies. Specifically:

•	The maximum tolerated dose, or MTD, for XYOTAX is approximately twice that for the approved formulation of paclitaxel.

•	When the MTD of XYOTAX is compared to the MTD of paclitaxel, in over 20 different animal tumor models, XYOTAX was invariably more effective and in a number of models was curative. Cures were never observed with paclitaxel in these models.

•	Examination of the distribution of XYOTAX to tumor tissue in mice and comparing it to tumors in mice who received the equivalent dose of the approved preparation of paclitaxel showed that 12-fold more paclitaxel was delivered with XYOTAX. Strikingly, more paclitaxel was present in the tumors at the end of one week following XYOTAX administration than was present one day after administration of standard paclitaxel.

•	Because in XYOTAX, paclitaxel is directly bound to PG backbone, it is both highly water soluble and inactive until released. Therefore, it can be delivered without toxic solubilizing agents such as Cremophor (used in Taxol), which minimizes the requirement for premedications to prevent infusional hypersensitivity. Moreover, little free paclitaxel is present in circulation, potentially reducing side effects to normal tissues such as the bone marrow, nervous tissue, and hair follicles.

•	XYOTAX is engulfed by tumor cells instead of passively diffusing into them. Because of this, it bypasses a common mechanism of paclitaxel resistance associated with a cell membrane pump known as the multi-drug resistance pump, or MDR; XYOTAX in preclinical studies is effective in tumors that are resistant to standard paclitaxel.

Lastly, based on additional preclinical data, XYOTAX is more effective than standard paclitaxel at enhancing the effectiveness of other cancer therapies including chemotherapy and radiation. A recent report in the International Journal of Radiation Oncology Biology-Physics shows that in a curative, standard radiation model, XYOTAX selectively improved tumor response to radiation by up to eightfold after single-dose or fractionated irradiation. Most importantly, unlike standard paclitaxel, XYOTAX did not sensitize normal organs such as skin, hair follicles, or the gastrointestinal tract to radiation. A grant from the National Cancer Institute to the MD Anderson Cancer Center and us will support a clinical trial using XYOTAX in sensitive patients undergoing potentially curative radiation for lung cancer.

We chose to initiate clinical trials of XYOTAX in the U.K. because of the Cancer Research Campaign’s, or CRC’s, experience with polymer drug conjugates and because of the ability to perform trials in patients who had not received a taxane. The phase I clinical trial of XYOTAX sponsored by the CRC has completed patient enrollment. Preliminary data presented by the investigators showed that XYOTAX may have a more favorable toxicity profile than expected from equivalent doses of Taxol, while demonstrating evidence of anti-tumor activity across a variety of types of cancer.

Based on the preliminary data generated in the phase I CRC trial, and following discussions with a number of opinion leaders and cooperative groups, we initiated an aggressive development program for XYOTAX in the US and other countries. Six phase I clinical trials, four phase II clinical trials, and three phase III clinical trials are currently underway, with three additional trials planned this year. Some of these ongoing studies use XYOTAX at doses in excess of the approved dose for Taxol and all are scheduled to use a convenient 10-minute infusion time. Our registration strategy for XYOTAX is to examine its potential safety and efficacy as single agent therapy or in combination with other chemotherapy drugs in solid tumors. The phase III trials in non-small-cell lung cancer patients are intended to more fully characterize the safety and efficacy of XYOTAX. Based upon a successful conclusion to these trials, we anticipate submitting a New Drug Application, or NDA, in the second half of 2004.

In 2002, we announced that the Gynecologic Oncology Group, or GOG, plans to conduct a phase III trial of XYOTAX in front-line treatment of ovarian cancer. This trial is expected to begin in the third quarter of 2003. We had initiated a XYOTAX phase III ovarian clinical trial in July 2002, but have since closed this trial as a result of the GOG’s decision to conduct the trial for us.

PG-CPT (polyglutamate camptothecin).    PG-CPT, or CT-2106, is a camptothecin linked to PG. Camptothecins are an important and rapidly growing class of anti-cancer drugs. However, like taxanes, their full clinical benefit is limited by poor solubility and significant toxicity. To avert solubility limitations, oral analogs such as Hycamtin and Camptosar were developed. However, conversion to oral dosage forms has been accompanied by a reduction in anti-tumor potency. Despite these limitations, camptothecins are becoming standard drugs in the treatment of advanced colon, lung and ovarian cancer. Worldwide sales for camptothecins exceeded $970 million in 2002.

Linking a camptothecin to PG renders it water soluble, and animal studies suggest that it permits up to 400% more drug to be administered without an increase in toxicity. PG-CPT showed significantly enhanced anti-tumor activity in animal models of lung, colon and breast cancer, with up to 500% improvement over the free drug. We have optimized a polyglutamate camptothecin for clinical development and filed an IND in December 2001. A phase I clinical trial of PG-CPT in patients with advanced cancers was initiated in the first quarter of 2002, and we plan to initiate another trial in the second half of 2003.

Collaboration and Licensing Arrangements

PG-TXL Company, L.P.    On June 30, 1998, we entered into an agreement with PG-TXL Company, L.P. granting us an exclusive worldwide license for the rights to PG-TXL and to all potential uses of PG-TXL Company’s polymer technology. Under the terms of the agreement, we acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments upon the attainment of significant development milestones, as defined in the agreement. We also granted warrants to purchase 350,000 shares of our common stock to PG-TXL Company, L.P., which became exercisable upon our entering a licensing agreement for CT-2103 with Chugai Pharmaceutical Co., Ltd. We made payments of $3.0 million during 2002 and a $2.0 million payment in 2000. The aggregate amount of future milestone payments we may be required to pay pursuant to the PG-TXL agreement is $15.5 million. These additional payments may become due upon future milestones, such as trial commencements and completions, filings and regulatory approvals.

Chugai Pharmaceutical Co., Ltd.    In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment. Under the agreement, we may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. We received a $3.0 million milestone payment and approximately $1.9 million in development expenditure reimbursements from Chugai during 2002. Chugai has also committed up to $54 million in development expenditures over the course of the licensing agreement. The agreement will terminate on a country-by-country basis upon the earlier to occur of the expiration of the applicable patent rights, if any, in a given country or fifteen years from the date of the first commercial sale of XYOTAX in such country.

Nippon Shinyaku Co. Ltd.    In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants certain rights to Nippon to exclusively market and distribute TRISENOX (arsenic trioxide) injection in Japan, South Korea, and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment. Under the agreement, we may also receive future milestone payments totaling up to $4.0 million upon attainment of certain regulatory achievements.

Patents and Proprietary Rights

We dedicate significant resources to protecting our intellectual property. Through our acquisition of PolaRx, we obtained rights to four pending patent applications that, in the aggregate, cover dosage formulations, methods of administration and methods of use for various forms of arsenic trioxide and related compounds. We have exclusive rights to three issued U.S. patents and 21 U.S. and foreign pending patent applications relating to our polymer drug delivery technology. We intend to file additional patent applications when appropriate, with respect to improvements in our core technology and to specific products and processes that we develop. Patents may not issue from any present or future applications or, if patents do issue, such patents may not be issued on a timely basis or claims allowed on issued patents may not be sufficient to protect our technology. In addition, the patents issued to us may be challenged, invalidated or circumvented or the rights granted thereunder may not provide proprietary protection or commercial advantage to us. With respect to such issued U.S. patents or any patents that may issue in the future, they may not effectively protect the technology involved, foreclose the development of competitive products by others or otherwise be commercially valuable.

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

We will need to develop additional manufacturing resources, and may seek to enter into additional collaborative arrangements with other parties that have established manufacturing capabilities or may elect to have a third party manufacture our products on a contract basis. We have agreements with third party vendors to furnish TRISENOX, XYOTAX and PG-CPT drug supply for clinical studies and in the case of TRISENOX, for commercial market demand. In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for XYOTAX. Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply through early 2004. We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar standards imposed by foreign regulatory authorities where our products are tested and/or marketed. Contract manufacturers may violate cGMPs, and the FDA has recently intensified its oversight of drug manufacturers. The FDA may take action against a contract manufacturer who violates cGMPs. Such actions may include requiring the contract manufacturer to cease its manufacturing activities.

Sales and Marketing

We have developed an experienced sales and marketing infrastructure in the United States to commercialize our portfolio of oncology products. The oncology market is highly concentrated. It is comprised primarily of the approximately 8,500 physicians who order the vast majority of cancer therapeutics, but we sell TRISENOX primarily to pharmaceutical wholesalers and oncology distributors, who in turn sell TRISENOX primarily to hospitals and clinics. We currently are marketing TRISENOX with our direct sales force in the U.S. consisting of one national account manager, five regional business directors, and 39 field based oncology account managers. We are using a combination of our own regional sales personnel and contract sales personnel to support the commercialization outside of the U.S.

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

Drug Approval Process.    None of our drugs may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies, and formulation studies,

•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,

•	submission to the FDA of an NDA,

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMPs, and

•	FDA review and approval of the NDA.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board for each institution where the trials will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can be no assurance that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

Post-Approval Requirements.    TRISENOX was approved by the FDA under its accelerated approval process in September 2000. In order to secure this approval, CTI committed to completing several post-approval requirements, including the conduct of additional clinical studies. Should CTI fail to fulfill these obligations, the FDA may withdraw approval of TRISENOX. In addition, holders of an approved NDA are required to: (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We use and will continue to use third party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

TRISENOX was also approved in Europe by way of the centralized process and marketing authorization was granted by the EMEA “under exceptional circumstances”. CTI has agreed to fulfill several post-approval commitments regarding TRISENOX. In addition, reporting of adverse reactions, compliance with certain requirements concerning advertising and promotional labeling and adherence to cGMP in the area of production and quality control is also required. Not completing these commitments or maintaining adherence to cGMP may result in similar actions as those described above for FDA, including withdrawal of TRISENOX.

Orphan Drug.    The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication.

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

Employees

As of February 28, 2003, we employed 286 individuals, including 83 holding doctoral or other advanced degrees. Our employees do not have a collective bargaining agreement. We consider our relations with our employees to be good.

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

Edward A. Dennis, Ph.D., is Professor and Vice Chair for Medical Biochemistry and former Chair of the Department of Chemistry and Biochemistry at the University of California, San Diego. He is a noted authority on phospholipases, cell signaling and phospholipid metabolism. Dr. Dennis serves as Chair of the Board of Directors and President of the Keystone Symposia on Cell and Molecular Biology. He has served as President of the Association of Medical and Graduate Departments of Biochemistry and as Chair of the Publications Committee and of the Meetings Committee of the American Society for Biochemistry and Molecular Biology. In 2000, he was the recipient of the prestigious Avanti Award for research in lipid enzymology. In July 2003, he will become editor of the Journal of Lipid Research. He has over 250 publications and numerous patents in the lipid area.

Mike Gelb, Ph.D., is Professor of Chemistry and Adjunct Professor of Biochemistry at the University of Washington. He has developed techniques for structure-based drug design and clinical assays of enzymes to identify genetic defects. He is a noted authority on lipid enzymes. Dr. Gelb is the recipient of the Pfizer Award in Enzyme Chemistry and the ICI Pharmaceuticals Award for Excellence in Chemistry and the author of more than 200 manuscripts.

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

L. Jackson Roberts, II, M.D., is an internationally recognized authority on the oxidative metabolism of polyunsaturated fatty acids. He is known for having identified PGD2 on the major mast cell lipid mediator and, more recently, for having originated the field of studying non enzymatically generated prostanoids, including the isprostanes and neuroprostanes, and newly discovered products of lipid peroxidation, isofurans. He is currently Professor of Pharmacology and Medicine at Vanderbilt University and is the author of over 283 publications.

Julian Simon, Ph.D., is an Associate Member, Clinical Research and Human Biology Divisions, at the Fred Hutchinson Cancer Research Center in Seattle and is Affiliate Associate Professor of Chemistry at the University of Washington. He is a member of the Experimental Therapeutics Study Section and Special Emphasis Panel of the National Cancer Institute. His research is focused on application of chemical genetics to the discovery of mechanistically novel anticancer agents.

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

Steven Soignet, M.D., is the Vice President and co-founder of the Arcus Group, a healthcare information consulting company. He held a faculty appointment in the Developmental Chemotherapy Service, Memorial Sloan-Kettering Cancer Center, and in the Department of Medicine, Cornell University Medical Center. Dr. Soignet’s research primarily has focused on early phase clinical drug development in both hematologic and solid tumors. He is a member of the American College of Physicians, the American Association of Cancer Research, the American Society of Hematology, and the American Society of Clinical Oncology.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of December 31, 2002, we had an accumulated deficit of approximately $340.5 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

In particular we believe that linking our polymers to existing drugs may yield patentable subject matter. We do not believe that our polymer-drug conjugates will infringe any valid third-party patents covering the underlying drug. However, we may not receive a patent for our polymer conjugates and we may be challenged by the holder of a patent covering the underlying drug.

The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease.

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

If any of our license agreements for intellectual property underlying TRISENOX, XYOTAX or any other product are terminated, we may lose our rights to develop or market that product.

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

We have licensed intellectual property, including patent applications from The Memorial Sloan Kettering Cancer Center, Samuel Waxman Cancer Research Foundation, Beijing Medical University and others, including the intellectual property directed to arsenic drugs and TRISENOX. We have also in-licensed the intellectual property relating to our polymer drug delivery technology, including XYOTAX. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under those licenses. We may not be able to meet our obligations under these licenses. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology.

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

As a result of additional trials for TRISENOX for indications other than relapsed or refractory APL and clinical trials currently underway for XYOTAX and our other products in development, we have expanded our operations in various areas, including our management, regulatory, clinical, financial and information systems and other elements of our business process infrastructure. We may need to add additional key personnel in these areas. In addition, as growth occurs, it may strain our operational, managerial and financial resources. We will not be able to increase revenues or control costs unless we continue to improve our operational, financial, regulatory and managerial systems and processes, and expand, train and manage our work force.

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

We expect that our existing capital resources and the interest earned thereon will enable us to maintain our planned operations through at least mid 2004. Beyond that time, if our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We will require substantial funds to: (1) continue our research and development programs, (2) in-license or acquire additional technologies, (3) conduct preclinical studies and clinical trials and (4) launch new drug products. We may need to raise additional capital to fund our operations repeatedly. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended December 31, 2002, our stock price has ranged from a low of $2.68 to a high of $27.45. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

We currently do not have internal facilities for the manufacture of any of our products for clinical evaluation or commercial production. In addition, TRISENOX, our first commercial product, is currently manufactured by a single vendor. In 2002, we began the process of transitioning our finished product manufacturing for TRISENOX to a new additional supplier. We believe that this additional supplier will receive FDA approval to manufacture

TRISENOX in the second half of 2003. If this approval is not received and we are unable to obtain supply from our current vendor, we may not have sufficient supply to meet our future sales demand. We will need to develop additional manufacturing resources, enter into collaborative arrangements with other parties that have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. We are dependent on such collaborators or third parties to supply us in a timely way with products manufactured in compliance with standards imposed by the FDA and foreign regulatory authorities. The manufacturing facilities of contract manufacturers may not comply with applicable manufacturing regulations of the FDA nor meet our requirements for quality, quantity or timeliness. Another of our products under development, XYOTAX, is complex to manufacture, which may prevent us from obtaining a sufficient supply for the increased clinical trials that are currently planned or underway.

We may face difficulties in achieving acceptance of our products in the market if we do not continue to expand our sales and marketing infrastructure.

We currently are marketing TRISENOX with our direct sales force. Competition for these individuals is intense, and in the event we need additional sales personnel, we may not be able to hire the experience required and number of sales personnel we need. In addition, if we market and sell products other than TRISENOX, we may need to further expand our marketing and sales force with sufficient technical expertise and distribution capacity. If we are unable to expand our direct sales operations and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenues and achieving and maintaining profitability.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products.

We are highly dependent on Dr. James A. Bianco, our Chief Executive Officer, and Dr. Jack W. Singer, our Executive Vice President, Research Program Chairman. The loss of these principal members of our scientific or management staff, or failure to attract or retain other key scientific employees, could prevent us from pursuing collaborations or developing our products and core technologies. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we rely on consultants and advisors, including our scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors are employed by other employers or are self-employed, and have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

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

Item 2.    Properties

We lease approximately 68,000 square feet of space at 201 Elliott Avenue West in Seattle, Washington for our laboratory and administrative operations. The lease expires in January 2008, with a one five-year renewal option at the then prevailing market rent. We also lease approximately 110,000 square feet of space at 501 Elliott Avenue West in Seattle, Washington for our executive offices and administrative operations. The lease expires in July 2012. To accommodate the operational requirements of our wholly-owned subsidiaries, Cell Therapeutics (UK) Limited and Cell Therapeutics Corporate Development, Inc., we leased additional space in London, UK and Hillsboro, Oregon, respectively. We believe our existing and planned facilities are adequate to meet our present requirements. We currently anticipate that additional space will be available to us, when needed, on commercially reasonable terms.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “CTIC.” The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
2001
First Quarter	49.00	12.50
Second Quarter	34.81	14.50
Third Quarter	32.63	20.18
Fourth Quarter	34.70	22.50
2002
First Quarter	27.45	19.31
Second Quarter	25.50	4.57
Third Quarter	5.89	2.68
Fourth Quarter	9.85	3.85
2003
First Quarter (through March 24, 2003)	8.89	5.18

On March 24, 2003, the last reported sale price of our common stock on the Nasdaq Market was $8.73 per share. As of March 24, 2003, there were approximately 264 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception. We currently intend to retain all of our cash and any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our consolidated financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing compensation plans as of December 31, 2002, including the 1994 Equity Incentive Plan and the 1996 Employee Stock Purchase Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Shareholders	6,582,085	$15.54	945,690	7,527,775

Item 6.    Selected Consolidated Financial Data

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$11,393	$6,130	$502	$—	$—
License and contract revenue	5,503	106	—	—	13,200

Total revenues	16,896	6,236	502	—	13,200

Operating expenses:
Cost of product sold	423	394	19	—	—
Research and development(1)	58,759	44,669	26,574	27,682	29,942
Selling, general and administrative	49,800	35,268	20,421	9,788	10,889
Amortization of purchased intangibles	6,701	9,390	9,390	—	—

Total operating expenses	115,683	89,721	56,404	37,470	40,831

Loss from operations	(98,787)	(83,485)	(55,902)	(37,470)	(27,631)

Other income (expense):
Investment income	4,819	9,200	4,517	1,692	3,094
Interest expense	(11,240)	(5,988)	(544)	(502)	(435)
Gain on exchange of convertible subordinated notes	55,305	—	—	—	—

Net loss	(49,903)	(80,273)	(51,929)	(36,280)	(24,972)
Preferred stock dividend	—	(1,372)	(508)	(5,201)	—

Net loss applicable to common shareholders	$(49,903)	$(81,645)	$(52,437)	$(41,481)	$(24,972)

Basic and diluted net loss per common share(2)	$(1.48)	$(2.41)	$(2.07)	$(2.67)	$(1.62)

Shares used in computation of basic and diluted net loss per common share	33,763	33,822	25,345	15,552	15,410

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, securities available-for-sale and interest receivable	$142,157	$259,421	$156,434	$24,248	$47,072
Working capital	129,849	250,142	146,384	17,705	44,143
Total assets	186,780	303,750	190,111	30,848	58,156
Convertible senior subordinated notes	85,500	—	—	—	—
Convertible subordinated notes	29,600	175,000	—	—	—
Other long-term obligations, less current portion	6,704	3,892	1,060	2,653	3,888
Total long-term obligations, less current portion	121,804	178,892	1,060	2,653	3,888
Accumulated deficit	(340,455)	(290,552)	(210,279)	(158,350)	(122,070)
Total shareholders’ equity	43,483	109,557	177,943	20,904	47,165

(1)	Amount in 2001 includes an equity-based expense of $9.2 million related to the issuance of 350,000 warrants for the achievement of a XYOTAX milestone.
(2)	See Notes 1 and 10 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per common share.

Item 7.    Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements and the related Notes included in Items 6 and 8 of this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Factors Affecting Our Operating Results,” that could cause actual results to differ significantly from those projected.

Overview

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of December 31, 2002, we had incurred aggregate net losses of approximately $340.5 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL, and to all potential uses of PG-TXL’s polymer technology. PG-TXL is paclitaxel linked to polyglutamate, and is branded as XYOTAX™. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. We will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement, of up to $15.5 million, and royalty payments on net product sales. As of December 31, 2002, we have made $5.0 million in milestone payments.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply through early 2004.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period on a straight-line basis. Under the agreement, we may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. We received and recognized as revenue a $3.0 million milestone payment and approximately $1.9 million in development expenditure reimbursements from Chugai during 2002. Chugai has also committed to incur up to $54.0 million in development expenditures over the course of the licensing agreement. During 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, and two additional phase III trials of XYOTAX in the front line treatment of poor performance status patients with non-small cell lung cancer.

In November 2002, we announced that the Gynecologic Oncology Group, or GOG, plans to conduct a phase III trial of XYOTAX in front-line treatment of ovarian cancer. This trial is expected to begin in late 2003. We had initiated a XYOTAX phase III ovarian clinical trial in July 2002, but have since closed this trial as a result of the GOG’s decision to conduct the trial for us.

TRISENOX

In January 2000, we acquired TRISENOX upon our acquisition of PolaRx Biopharmaceuticals, Inc., or PolaRx, a single product company that owned the rights to TRISENOX. The aggregate purchase price of approximately $36.2 million consisted primarily of five million shares of common stock and included assumed net liabilities of $3.9 million from PolaRx. In connection with the achievement of a $10 million sales threshold, we recorded $4.0 million in additional goodwill and a current liability as of December 31, 2002, which we will pay in cash in 2003. An additional $5.0 million payout tied to a sales threshold of $20 million in any four consecutive quarters is payable in cash or common stock with a market value of $5 million, within thirty days following the end of the first calendar quarter after the end of the previous four calendar quarter period in which such threshold is achieved. For any calendar year that sales of TRISENOX exceed $40 million, PolaRx shareholders will receive a 2% royalty on total net sales for that year payable in cash or common stock at the then fair market value of our common stock, payable within thirty days following the end of the calendar year. The acquisition was accounted for as a purchase transaction. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and will be capitalized as additional goodwill.

In September 2000, we received approval of our New Drug Application, or NDA, by the Food and Drug Administration, or FDA, for TRISENOX (arsenic trioxide), commenced sales in October 2000 and have recorded cumulative net product sales for TRISENOX of approximately $18.0 million through December of 2002. In March 2002, we received from the European Agency for the Evaluation of Medicinal Products, or EMEA, approval to market TRISENOX in the European Community, or EU. We commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002. TRISENOX is manufactured primarily by a single vendor and sold through our direct sales force.

In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX (arsenic trioxide) injection in Japan, South Korea, and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the performance period on a straight-line basis. Under the agreement, we may also receive future milestone payments totaling up to $4.0 million upon attainment of certain achievements.

Other Compounds

We are developing a novel polyglutamate-camptothecin molecule, or PG-CPT. We filed a U.S. investigational new drug application, or IND, in December 2001 for this compound, and initiated a phase I clinical study in the first quarter of 2002.

We have identified a novel drug target called lysophosphatidic acid acyltransferase, or LPAAT-ß, that when inhibited has been shown to reduce tumor cell growth in preclinical models. We are in the process of identifying a lead candidate for clinical development during 2003.

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

Revenue associated with up-front license fees, and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. If the time period is not defined in the agreement, we calculate the revenue recognition period based on our current estimate of the research and development period considering experience with similar projects, level of effort and the stage of development. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are recorded net of an allowance for estimated returns, and discounts based on historical experience. In estimating returns, we analyze historical returns, sales patterns, current inventory on hand at the distributors and the remaining shelf life of that inventory. In arriving at the accrual for product returns we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. Allowances for discounts, returns and bad debts are netted against accounts receivable.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach that approximates the first-in first-out method. Finished goods inventory consists of our FDA-approved pharmaceutical drug, TRISENOX. Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. We also record an allowance for inventory that may expire and become unsaleable due to the expiration of shelf life. In estimating inventory obsolescence reserves, we analyze (i) the shelf life and the expiration date, (ii) sales forecasts and (iii) inventory levels compared to forecasted usage. Judgment is required in determining whether the forecasted sales and usage information is sufficiently reliable to enable us to estimate inventory obsolescence reserve.

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. Research and development expenses consist of costs incurred for proprietary and collaboration research and development and also include activities such as investigator and company sponsored clinical trials, production of clinical supplies and regulatory costs associated with product registries. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and/or clinical trial activities, costs are expensed upon the earlier of when amounts are due or when services are performed.

Derivative Financial Instruments

Effective at the beginning of fiscal 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income or loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at December 31, 2002 and 2001. We do not enter into forward agreements for trading purposes.

Results of Operations

Years ended December 31, 2002 and 2001.

Product sales.    TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. We recorded net product sales of approximately $11.4 million and $6.1 million for TRISENOX for the years ended December 31, 2002 and 2001, respectively. The increase in net sales is primarily due to greater demand for our product in 2002. We expect our net sales to increase in 2003.

License and contract revenue.    In October 2001, we entered into a licensing agreement with Chugai for the development and commercialization of XYOTAX. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the estimated development period of approximately six years on a straight-line basis. In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co., Ltd., or Nippon, for the distribution and commercialization of TRISENOX. We received $750,000 upon execution of the agreement which we recorded as deferred revenue and which is being recognized as revenue on a straight-line basis over the estimated time to receive marketing authorization application approval. For the year ended December 31, 2002, we recognized approximately $5.5 million of license and contract revenue, of which $3.0 million related to a milestone payment and $1.9 million for cost reimbursements for development expenses received from Chugai, and $0.5 million related to the amortization of the initial payments from Chugai and Nippon.

Cost of product sold.    The cost of product sold during the year ended December 31, 2002 and 2001 was approximately $423,000 and $394,000, respectively. Our gross margins have improved mainly due to lower charges for excess inventory in 2002. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2002	2001
Compounds under development:
XYOTAX	$26,193	$18,345
TRISENOX	5,225	3,244
Other compounds	2,804	2,845
Operating expenses	14,099	10,428
Discovery research	10,438	9,807

Total research and development expenses	$58,759	$44,669

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications to the FDA or similar regulatory filings with agencies outside the U.S. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy, and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development.

Research and development expenses increased to approximately $58.8 million for the year ended December 31, 2002, from approximately $44.7 million for the year ended December 31, 2001. Costs for our XYOTAX program increased primarily due to approximately $11.9 million of clinical and manufacturing costs associated with the set up and initiation of phase III clinical trials as well as several other clinical trials, approximately $3.3 million of preclinical and quality assurance development costs related to our agreement with Chugai and $2.0 million in milestone payments to PG-TXL Company, L.P. for completion of our phase II clinical trial and the filing of the first IND application in Japan. These increases were offset in part by a $9.2 million decrease in an equity-based development expense related to the vesting of 350,000 warrants upon the achievement of a milestone in 2001. TRISENOX costs increased due to approximately $2.5 million of medical affairs, manufacturing, quality assurance and clinical expenses associated with ongoing clinical trials offset by reduced costs of approximately $.9 million of regulatory and preclinical expenses. Costs incurred for other compounds in 2002 included a $1.0 million milestone payment for the commencement of our phase I clinical trial for PG-CPT, offset by lower expenses due to the discontinued clinical development of CT-2584 during 2001. We also incurred additional personnel and operating expenses of approximately $3.7 million related to our expanded development plans for XYOTAX, TRISENOX and PG-CPT. We anticipate increased research and development expenses in connection with our clinical development plans for XYOTAX and our other products.

Our leading drug candidates, XYOTAX and TRISENOX for indications other than relapsed or refractory acute promyelocytic leukemia, are currently in clinical trials. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Many of our drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. We are dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. The failure to generate such revenues may preclude us from continuing our research and development of these and other product candidates. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased to approximately $49.8 million for the year ended December 31, 2002, from approximately $35.3 million for the year ended December 31, 2001. This increase is primarily attributed to approximately $5.9 million of additional personnel, operating and occupancy costs associated with supporting our research, development and marketing activities and our expanded corporate communication program, $5.6 million of lease, maintenance and operating costs for our leased aircraft, $4.8 million of additional sales personnel and marketing costs for TRISENOX, offset in part by an approximate $1.8 million reduction in stock-based compensation. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Amortization of acquisition related intangibles.    In January 2000, we acquired PolaRx Biopharmaceuticals, Inc., which was accounted for using the purchase method of accounting. Our intangible assets are amortized over their remaining lives, estimated to be three to five years. Amortization for the year ended December 31, 2002 was approximately $6.7 million compared to approximately $9.4 million for the year ended December 31, 2001.

This $2.7 million decrease is due to our adoption of SFAS 142, Goodwill and Other Intangible Assets, which we adopted January 1, 2002. Upon adoption, we performed the following steps:

•	On January 1, 2002, we ceased amortization of the net goodwill balance of $8.1 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter;

•	We completed our transitional goodwill impairment test and based on our analysis, determined that no goodwill impairment had occurred as of January 1, 2002. In addition, we will be required to perform an annual impairment test, which we will perform in the fourth quarter of each year. During the fourth quarter of 2002, we completed our annual impairment test and determined that our goodwill had not been impaired;

•	The net book value of goodwill will be reviewed for impairment annually and whenever there is an indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified;

•	Other intangibles resulting from the acquisition will continue to be amortized. The net book value of these intangibles at December 31, 2002 was approximately $2.7 million.

Investment income.    Investment income decreased to approximately $4.8 million for the year ended December 31, 2002 from approximately $9.2 million for the year ended December 31, 2001. This decrease is attributed primarily to lower prevailing interest rates on our securities available-for-sale during the year ended December 31, 2002.

Interest expense.    Interest expense increased to approximately $11.2 million for the year ended December 31, 2002 from approximately $6.0 million for the year ended December 31, 2001. The increase is attributable to the interest associated with the $175.0 million of 5.75% convertible subordinated notes issued in the second and third quarters of 2001.

Gain on exchange of convertible notes.    In December 2002, we completed an exchange offer for our convertible subordinated notes, in which approximately $145.4 million of our convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new convertible senior subordinated notes. We recognized a net gain of $55.3 million on the early extinguishment of these notes. This net gain is based on the fair value of the new notes less debt issue costs of $4.6 million attributable to the exchanged notes. As of December 31, 2002, we had $29.6 million of original convertible subordinated notes outstanding, and $85.5 million of new convertible senior subordinated notes outstanding.

Income Taxes

As of December 31, 2002, we had available for Federal income tax purposes net operating loss carryforwards of approximately $345.1 million, of which $44.2 million relates to stock option deductions, and approximately $11.4 million relates to research and development credit carryforwards. These carryforwards begin to expire in 2007. Our ability to utilize these net operating loss and research and development credit carryforwards is subject to annual limitations of $6.7 million for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter pursuant to the “change in ownership” rules under Section 382 of the Internal Revenue Code of 1986.

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

Cost of product sold.    The cost of product sold for the year ended December 31, 2001 was approximately $394,000 compared to $19,000 for the fourth quarter of 2000. This increase was primarily due to increased sales of TRISENOX. Further, a reserve for obsolescence of approximately $96,000 was incurred in 2001. Cost of product sold consists primarily of manufacturing costs, allowance for excess inventory that may expire and become unsaleable and royalties paid on product sales.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2001	2000
Compounds under development:
XYOTAX	$18,345	$5,247
TRISENOX	3,244	4,829
Other compounds	2,845	1,111
Operating expenses	10,428	6,621
Discovery research	9,807	8,766

Total research and development expenses	$44,669	$26,574

Research and development expenses increased to approximately $44.7 million for the year ended December 31, 2001 from approximately $26.6 million for the year ended December 31, 2000. This increase is primarily due to an equity-based expense of $9.2 million related to the vesting of 350,000 warrants upon the achievement of a XYOTAX milestone, an additional $6.0 million in direct expenses associated with the development of XYOTAX and PG-CPT and the recruitment of additional personnel and related occupancy costs of $5.0 million to support our expanded development plans for TRISENOX, XYOTAX and PG-CPT. This increase was offset in part by a reduction of stock-based compensation of $1.4 million and regulatory costs for TRISENOX of $1.1 million.

Selling, general and administrative.    Selling, general and administrative expenses increased to approximately $35.3 million for the year ended December 31, 2001 from approximately $20.4 million for the year ended December 31, 2000. This increase is primarily attributed to approximately $7.8 million of additional sales personnel and marketing costs for TRISENOX, higher corporate resource development costs of approximately $4.9 million and additional general operating expenses associated with supporting our research, development and marketing activities of approximately $4.0 million, offset in part by an approximate $1.8 million reduction in stock-based compensation. Corporate resource development costs include our business development activities related to our continued pursuit to in-license or acquire complementary products or technologies, or companies, costs related to operating our aircraft, and our corporate communication programs.

Amortization of acquisition related intangibles.    In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. We recorded acquired intangible assets for marketing, patents and goodwill aggregating $36.2 million. These intangible assets are amortized over their remaining lives, estimated to be three to five years. The amortization for the year ended December 31, 2001 and 2000 was approximately $9.4 million. Effective January 1, 2002, we adopted SFAS 142 Goodwill and Other Intangible Assets. In accordance with this statement, goodwill will no longer be amortized and will be periodically tested for impairment.

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

Liquidity and Capital Resources

As of December 31, 2002, we had $142.2 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to $88.9 million in 2002, compared to $61.9 million in 2001 and $36.0 million in 2000. The increase in net cash used in operating activities in 2002 as compared to 2001, was primarily due to the increase in our operating expenses. The increase in net cash used in operating activities in 2001, as compared to 2000, was primarily due to the increase in our net loss, offset in part by an increase in equity-based compensation.

We expect the amount of net cash used in operating activities in 2003 to be consistent with the amount of net cash used in 2002. The extent of cash flow used in operating activities will be significantly affected by our expanded development plans for XYOTAX and our ability to offset the related development expenses by licensing XYOTAX in Europe.

Net cash provided by investing activities totaled $80.6 million in 2002, compared to net cash used of $92.7 million in 2001 and $113.9 million in 2000. The increase in net cash provided by investing activities in 2002, as compared to 2001, was primarily due to an increase in proceeds from sales and maturities of securities available-for-sale. The increase in net cash used in investing activities in 2001, as compared to 2000, was primarily due to a lower level of net additional investments in securities available-for-sale during 2001.

Net cash used in financing activities totaled approximately $12.5 million in 2002, compared to net cash provided by financing activities of approximately $169.6 million in 2001 and $168.0 million in 2000. The net cash used in financing activities during 2002 was due primarily to the repurchase of our common stock for $16.4 million. The net cash provided by financing activities during 2001 was primarily due to the issuance of 5.75% convertible subordinated notes resulting in net proceeds of $167.9 million. During 2000, there were two equity offerings that provided $164.6 million in net proceeds. In December 2002, we completed an exchange offer for our convertible subordinated notes, in which approximately $145.4 million of our convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new convertible senior subordinated notes. As a result of the exchange offer, we reduced our related annual cash interest payments by approximately $3.4 million.

We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures. We expect that our existing capital resources will enable us to maintain our planned operations through at least mid 2004. Our future capital requirements will depend on many factors, including:

•	success of our sales and marketing efforts,

•	success in licensing XYOTAX in Europe,

•	progress in and scope of our research and development activities,

•	competitive market developments, and

•	success in acquiring complementary products, technologies or businesses.

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

The following table includes information relating to our contractual obligations as of December 31, 2002 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Convertible senior subordinated notes.	$85,500	$—	$—	$—	$85,500
Convertible subordinated notes.	29,600	—	—	—	29,600
Interest on convertible and convertible senior subordinated notes.	36,106	6,618	13,236	13,236	3,016
Operating leases:
Aircraft	16,702	1,927	3,854	3,854	7,067
Facilities	58,064	6,779	14,082	14,872	22,331
Long term debt	5,673	2,250	2,981	441	1
Payment related to PolaRx acquisition	4,000	4,000	—	—	—

	$235,645	$21,574	$34,153	$32,403	$147,515

The remaining amount of milestone payments we may be required to pay pursuant to the agreement with PG-TXL Company L.P. is $15.5 million. We may also be required to make a $5.0 million cash and/or stock payment related to the PolaRx acquisition in 2004 contingent upon achievement of certain sales thresholds.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinded SFAS 4 and SFAS 64. These former standards had required that certain gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item in the income statement, net of related income tax effect. SFAS 145 requires that such gains are not reflected as an extraordinary item. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company applied the provisions of SFAS 145 in the year ended December 31, 2002.

In June 2002, the FASB, issued Statement of Financial Accounting Standards, or SFAS, 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued

operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our consolidated financial position and results of operations.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial position and results of operations.

Item 7a.    Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at December 31, 2002 and 2001 was $122.3 million and $217.0 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $1.2 million and $2.2 million as of December 31, 2002 and 2001, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity. As of December 31, 2002, the fair value of the interest rate swap was a liability of $1.2 million.

Foreign Exchange Market Risk

We have operated primarily in the United States and revenues to date have been primarily in U.S. dollars. Accordingly, we do not have material exposure to foreign currency rate fluctuations. We have not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Therapeutics, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

Seattle, Washington

January 31, 2003

CELL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$17,946	$38,688
Securities available-for-sale	122,311	217,255
Interest receivable	1,900	3,478
Accounts receivable, net	2,150	1,453
Inventory	878	973
Prepaid expenses and other current assets	6,157	3,596

Total current assets	151,342	265,443
Property and equipment, net	11,652	8,395
Note receivable from officer	3,500	—
Goodwill, net	12,064	8,064
Other intangibles, net	2,670	9,371
Other assets and deferred charges	5,552	12,477

Total assets	$186,780	$303,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,444	$1,206
Accrued expenses	11,796	11,521
Accrued liability related to PolaRx acquisition	4,000	—
Current portion of deferred revenue	1,003	523
Current portion of long-term obligations	2,250	2,051

Total current liabilities	21,493	15,301
Convertible senior subordinated notes	85,500	—
Convertible subordinated notes	29,600	175,000
Deferred revenue, less current portion	2,090	2,371
Other long-term obligations, less current portion	4,614	1,521
Commitments
Shareholders’ equity:
Preferred Stock, no par value:
Authorized shares—10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Series D, 10,000 shares designated, none issued or outstanding	—	—
Common Stock, no par value:
Authorized shares—100,000,000
Issued and outstanding shares—33,054,176 and 34,981,763 at December 31, 2002 and December 31, 2001, respectively	384,994	399,649
Notes receivable from officers	—	(225)
Accumulated other comprehensive income (loss)	(1,056)	685
Accumulated deficit	(340,455)	(290,552)

Total shareholders’ equity	43,483	109,557

Total liabilities and shareholders’ equity	$186,780	$303,750

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$11,393	$6,130	$502
License and contract revenue	5,503	106	—

Total revenues	16,896	6,236	502

Operating expenses:
Cost of product sold	423	394	19
Research and development	58,759	44,669	26,574
Selling, general and administrative	49,800	35,268	20,421
Amortization of purchased intangibles	6,701	9,390	9,390

Total operating expenses	115,683	89,721	56,404

Loss from operations	(98,787)	(83,485)	(55,902)
Other income (expense):
Investment income	4,819	9,200	4,517
Interest expense	(11,240)	(5,988)	(544)
Gain on exchange of convertible subordinated notes	55,305	—	—

Other income, net	48,884	3,212	3,973

Net loss	(49,903)	(80,273)	(51,929)
Preferred stock dividend	—	(1,372)	(508)

Net loss applicable to common shareholders	$(49,903)	$(81,645)	$(52,437)

Basic and diluted net loss per common share	$(1.48)	$(2.41)	$(2.07)

Shares used in calculation of basic and diluted net loss per common share	33,763	33,822	25,345

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock Series D		Common Stock		Notes Receivable from Officers	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2000	10	$6,228	15,596	$173,392	$(330)	$(158,350)	$(36)	$20,904
PolaRx acquisition	—	—	5,000	31,401	—	—	—	31,401
Conversion of preferred stock to common stock	(8)	(4,718)	3,503	4,718	—	—	—	—
Net proceeds from the issuance of common stock, net of offering costs of $4,461 (including warrants issued to placement agent valued at $1,581)	—	—	3,333	37,120	—	—	—	37,120
Net proceeds from the issuance of common stock via follow-on public offering, net of offering costs of $9,302	—	—	3,600	127,498	—	—	—	127,498
Preferred stock dividend	—	—	6	(83)	—	—	—	(83)
Proceeds from stock warrants exercised	—	—	1,291	2,876	—	—	—	2,876
Proceeds from stock options exercised and stock sold via employee stock purchase plan	—	—	1,234	4,257	—	—	—	4,257
Equity-based compensation expense	—	—	—	5,716	—	—	—	5,716
Reclass to current asset for former officer	—	—	—	—	75	—	—	75
Comprehensive loss:
Unrealized gains on securities available-for-sale	—	—	—	—	—	—	108	108
Net loss for the year ended December 31, 2000	—	—	—	—	—	(51,929)	—	(51,929)

Comprehensive loss								(51,821)

Balance at December 31, 2000	2	1,510	33,563	386,895	(255)	(210,279)	72	177,943
Conversion of preferred stock to common stock	(2)	(1,510)	1,121	1,510	—	—	—	—
Preferred stock dividend	—	—	21	(872)	—	—	—	(872)
Proceeds from stock warrants exercised	—	—	20	264	—	—	—	264
Proceeds from stock options exercised and stock sold via employee stock purchase plan	—	—	347	1,489	—	—	—	1,489
Rescission of option exercises	—	—	(91)	(266)	—	—	—	(266)
Equity-based expense related to warrants vesting	—	—	—	9,212	—	—	—	9,212
Equity-based compensation expense	—	—	—	1,400	—	—	—	1,400
Reclass to current asset for former officer	—	—	—	—	30	—	—	30
Donation of common stock	—	—	1	17	—	—	—	17
Comprehensive loss:
Unrealized gains on securities available-for-sale	—	—	—	—	—	—	312	312
Unrealized gains on interest rate swap	—	—	—	—	—	—	301	301
Net loss for the year ended December 31, 2001	—	—	—	—	—	(80,273)	—	(80,273)

Comprehensive loss								(79,660)

Balance at December 31, 2001	—	—	34,982	399,649	(225)	(290,552)	685	109,557
Preferred stock dividend	—	—	113	500	—	—	—	500
Proceeds from stock options exercised and stock sold via employee stock purchase plan	—	—	413	1,253	—	—	—	1,253
Equity-based compensation expense	—	—	147	11	—	—	—	11
Repurchase of common stock	—	—	(2,601)	(16,419)	—	—	—	(16,419)
Repayment of notes receivable from officers	—	—	—	—	225	—	—	225
Comprehensive loss:	—	—	—	—	—	—	—
Unrealized losses on securities available-for-sale	—	—	—	—	—	—	(249)	(249)
Unrealized losses on interest rate swap	—	—	—	—	—	—	(1,492)	(1,492)
Net loss for the year ended December 31, 2002	—	—	—	—	—	(49,903)	—	(49,903)

Comprehensive loss								(51,644)

Balance at December 31, 2002	—	$—	33,054	$384,994	$—	$(340,455)	$(1,056)	$43,483

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net loss applicable to common shareholders	$(49,903)	$(81,645)	$(52,437)
Adjustments to reconcile net loss applicable to common shareholders to net cash used in operating activities:
Depreciation and amortization	9,703	11,197	11,115
Amortization (accretion) of investment premium (discount)	4,537	1,040	(682)
Equity-based compensation expense	11	1,417	5,716
Preferred stock dividend	—	1,372	508
Noncash rent benefit	(115)	(115)	(115)
Equity-based expense related to warrants vesting	—	9,212	—
Loss (gain) on sale of investment securities	(15)	(26)	1
Gain on exchange of convertible subordinated notes	(55,305)	—	—
Changes in operating assets and liabilities:
Interest receivable	1,578	(1,952)	(1,159)
Accounts receivable, net	(697)	(1,344)	(110)
Inventory	95	(806)	(167)
Prepaid expenses and other current assets	(2,561)	(2,537)	68
Other assets and deferred charges	2,030	(3,599)	(521)
Accounts payable	1,238	93	(112)
Accrued expenses	275	2,907	1,893
Deferred revenue	199	2,894	—

Total adjustments	(39,027)	19,753	16,435

Net cash used in operating activities	(88,930)	(61,892)	(36,002)

Investing activities
Purchases of securities available-for-sale	(287,516)	(297,471)	(148,415)
Proceeds from sales of securities available-for-sale	111,554	35,183	2,513
Proceeds from maturities of securities available-for-sale	266,134	175,503	33,723
Purchases of property and equipment	(6,259)	(5,938)	(953)
PolaRx acquisition, net of cash acquired	—	—	(781)
Issuance of note receivable to officer	(3,500)	—	—
Repayment of notes receivable from officers	225	—	—

Net cash provided by (used in) investing activities	80,638	(92,723)	(113,913)

Financing activities
Repurchase of common stock	(16,419)	—	—
Proceeds from issuance of convertible subordinated notes, net	—	167,954	—
Sale of common stock, net of offering costs	—	—	164,619
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	1,253	1,489	4,257
Rescission of stock options exercised	—	(266)	—
Proceeds from common stock warrants exercised	—	264	2,876
Repayment of notes payable	—	—	(2,673)
Repayment of long-term obligations	(1,781)	(1,425)	(1,103)
Proceeds from the issuance of long-term obligations	4,497	1,552	—

Net cash provided by (used in) financing activities	(12,450)	169,568	167,976

Net increase (decrease) in cash and cash equivalents	(20,742)	14,953	18,061
Cash and cash equivalents at beginning of period	38,688	23,735	5,674

Cash and cash equivalents at end of period	$17,946	$38,688	$23,735

Supplemental disclosure of cash and noncash flow information
Cash paid during the period for interest	$10,469	$4,987	$544

Reduction upon exchange of outstanding convertible notes	$59,900	$—	$—

Issuance of common stock for payment of preferred stock dividend	$500	$500	$425

Conversion of Series D preferred stock into common stock	$—	$1,510	$4,718

Common stock issued in PolaRx acquisition	$—	$—	$31,440

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration, or FDA, in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing, and marketing pharmaceutical products is intense. Any of the technologies covering our existing products under development could become obsolete or diminished in value by discoveries and developments of other organizations. We operate in one business segment.

The market for our current pharmaceutical product is primarily the United States. Sales are primarily to pharmaceutical wholesalers. Approximately 88% and 92% of our product sales were made to three of these wholesalers during 2002 and 2001, respectively. We obtain our product from primarily one supplier.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We entered into a supply agreement with our primary supplier of paclitaxel, a key starting material for our XYOTAX drug candidate. We also have an agreement with a contract manufacturer for TRISENOX, our current commercial product. If we are unable to obtain sufficient quantities from these suppliers, and if we were unable to source these materials and services from other suppliers and manufacturers, certain research and development and sales activities may be delayed.

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

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are recorded net of an allowance for returns and discounts. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled approximately $859,000 and $389,000 for the years ended December 31, 2002 and 2001, respectively.

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

	2002	2001
Work in process	$548	$813
Finished goods	330	160

	$878	$973

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. Research and development expenses consist of costs incurred for proprietary and collaboration research and development and also include activities such as product registries and investigator sponsored trials. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and/or clinical trial activities, costs are expensed upon the earlier of when amounts are due or when services are performed.

Property and Equipment

Property and equipment, including assets pledged as security in financing agreements, are carried at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the useful life or the term of the applicable lease using the straight-line method. Depreciation commences at the time assets are placed in service and is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

We perform reviews of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. To date, no such impairment has been indicated.

Goodwill and Intangible Assets

Intangible assets consist of goodwill and other acquisition-related intangible assets acquired in 2000, and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years.

On January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized, but rather be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We performed an impairment test of goodwill upon transition to SFAS 142 on January 1, 2002, and an annual impairment test in the fourth quarter of 2002, and found no impairment. We will continue to evaluate our goodwill for impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

Changes in the net carrying amount of goodwill in 2002 are as follows (in thousands):

Balance as of December 31, 2001	$8,064
Additional goodwill	4,000

Balance as of December 31, 2002	$12,064

During 2002, we recorded as goodwill an additional $4.0 million related to our acquisition of PolaRx Biopharmaceuticals, Inc. (see Note 14).

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets are composed of the following as of December 31 (in thousands):

	2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing intangible asset	16,100	16,100	—
Patents and other intangibles	6,674	4,004	2,670

	$22,774	$20,104	$2,670

	2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing intangible asset	16,100	10,733	5,367
Patents and other intangibles	6,674	2,670	4,004

	$22,774	$13,403	$9,371

Amortization expense of our goodwill and other intangible assets are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Goodwill	$—	$2,842	$2,534
Marketing intangible asset common shareholders	5,367	5,367	5,367
Patents and other intangibles common shareholders	1,334	1,181	1,489

	$6,701	$9,390	$9,390

We expect amortization expense on patents and other intangible assets to be approximately $1.3 million in both 2003 and 2004, at which time they will be fully amortized.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000
Reported net loss applicable to common shareholders	$(81,645)	$(52,437)
Adjustments:
Amortization of goodwill	2,842	2,534

Adjusted net loss applicable to common shareholders	$(78,803)	$(49,903)

Reported basic and diluted net loss per share	$(2.41)	$(2.07)

Adjusted basic and diluted net loss per share	$(2.33)	$(1.97)

Stock-Based Compensation

In accordance with SFAS 123, Accounting for Stock-Based Compensation, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Opinion, or APB, 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. Any deferred compensation is recognized on a graded vesting method. Under our plan, stock options are generally granted at fair market value.

In accordance with the provisions of SFAS 123, we apply APB 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost for options granted with exercise prices equal to or greater than fair value. If we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss applicable to common shareholders and basic and diluted net loss and basic and diluted net loss per share would have been adjusted, or increased, as follows for the years ended December 31 (in thousands, except per share amounts):

	2002	2001	2000
Net loss applicable to common shareholders:
As reported	$(49,903)	$(81,645)	$(52,437)
As adjusted	(71,248)	(104,152)	(56,894)
Basic and diluted net loss per share:
As reported	$(1.48)	$(2.41)	$(2.07)
As adjusted	$(2.11)	$(3.08)	$(2.24)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force, or EITF, consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

Advertising Costs

The costs of advertising are expensed as incurred. We incurred advertising costs of $856,000, $839,000 and $469,000 in 2002, 2001 and 2000, respectively.

Net Loss per Share

Basic net loss per share is calculated based on the net loss applicable to common shareholders divided by the weighted average number of common shares outstanding for the period excluding any dilutive effects of options, warrants and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible subordinated debt using the if-converted method, and assumes the exercise of other dilutive securities, such as option and warrants, using the treasury stock method

Derivative Financial Instruments

Effective at the beginning of fiscal 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income or loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at December 31, 2002 and 2001. We do not enter into any forward agreements for trading purposes.

Other Financial Instruments

At December 31, 2002 and 2001, the carrying value of financial instruments such as receivables and payables, approximated their fair values based on the short-term maturities of these instruments. At December 31, 2001, the carrying value of our convertible subordinated notes approximated their fair value. At December 31, 2002, our convertible subordinated notes had an estimated fair value of approximately $17.8 million and our convertible senior subordinated notes approximated their fair value. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates reflect market rates at the balance sheet dates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinded SFAS 4 and SFAS 64. These former standards had required that certain gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item in the income statement, net of related income tax effect. SFAS 145 requires that such gains are not reflected as an extraordinary item. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company applied the provisions of SFAS 145 in the year ended December 31, 2002.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our consolidated financial position and results of operations.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, to account for employee stock options.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial position and results of operations.

Comprehensive Income (Loss)

SFAS 130, Reporting Comprehensive Income, requires unrealized gains and losses on our securities available-for-sale and interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive income or loss.

Information regarding the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	2002	2001
Net unrealized gains on securities available-for-sale	$135	$384
Net unrealized gains (losses) on interest rate swap	(1,191)	301

	$(1,056)	$685

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Securities Available-for-Sale

Securities available-for-sale consist of the following as of December 31 (in thousands):

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations	$60,458	$49	$(1)	$60,506
Corporate obligations	46,140	107	(22)	46,225
Municipal government obligations	15,578	9	(7)	15,580

	$122,176	$165	$(30)	$122,311

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations	$37,108	$46	$—	$37,154
Corporate obligations	155,692	376	(42)	156,026
Municipal government obligations	24,071	17	(13)	24,075

	$216,871	$439	$(55)	$217,255

As of December 31, 2002, $120.3 million of securities available-for-sale had contractual maturities of less than one year, while $2.0 million had contractual maturities over one year. As of December 31, 2001, all securities available-for-sale had contractual maturities of less than one year. Gross realized gains and losses to date have not been material.

3.    Property and Equipment

Property and equipment are composed of the following as of December 31 (in thousands):

	2002	2001
Leasehold improvements	$8,604	$6,369
Lab equipment	8,745	7,947
Furniture and office equipment	11,860	9,126

	29,209	23,442
Less: accumulated depreciation and amortization	(17,557)	(15,047)

	$11,652	$8,395

Depreciation expense of $3.0 million, $1.8 million and $1.7 million was recognized during 2002, 2001 and 2000, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

	2002	2001
Employee compensation and related expenses	$4,535	$3,430
Clinical development	1,735	1,558
Other research and development expenses	1,063	588
Manufacturing expenses	877	1,675
Corporate development and sales and marketing expenses	615	772
Insurance financing and accrued interest expense	226	1,052
Other	2,745	2,446

	$11,796	$11,521

In 2002, we also accrued a $4.0 million liability related to our acquisition of PolaRx Biopharmaceuticals, Inc. in 2000 (see Note 14).

5.    Contractual Arrangements and Commitments

Lease Agreements

Facilities

We lease our office and laboratory space under operating leases. Rent expense amounted to approximately $4.7 million, $2.9 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Aircraft

In 2001, we entered into an operating lease agreement for use of an aircraft. Terms of the lease include current monthly rental payments of $161,000 plus an incremental rent adjustment, which is based on the value of the aircraft and will vary depending on the prevailing applicable LIBOR rate. We may cancel this agreement if certain conditions are met and six months notice is provided. The lease expires in August 2011 with provision for renewal and we are responsible for all maintenance and insurance costs for the aircraft. Rent expense amounted to $2.6 million and $294,000 for the years ended December 31, 2002 and 2001, respectively.

In connection with this aircraft lease, we entered into an interest rate swap agreement that effectively locks in the effect of the incremental rate adjustment for the first 78 payments. Under the swap agreement, we will receive a variable amount based on the monthly LIBOR rate and we will pay a fixed rate payment based on a rate of 4.78%. The swap agreement’s notional amount matches the incremental rent value of the aircraft. The other party to the swap agreement is an affiliate of the lessor; therefore, we do not believe we have any counterparty risk related to the interest rate swap. At December 31, 2002, the fair value of the swap was a liability of $1.2 million, which is recorded in long-term other liabilities and other comprehensive loss. At December 31, 2001, the fair value of the swap was an asset of $301,000, which was recorded in long-term other assets and other comprehensive income. We believe it is 100% effective. As a result of the above transactions, the effective interest rate on this lease is 6.49%.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future Minimum Lease Payments

Future minimum lease commitments for operating leases at December 31, 2002 are as follows (in thousands):

2003	$8,706
2004	8,857
2005	9,079
2006	9,275
2007	9,451
Thereafter	29,398

$74,766

Supply Agreement

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply over a multi-year term. At December 31, 2002, we had recorded a $4.6 million prepayment for future supply delivery, of which $1.4 million is classified as noncurrent. At December 31, 2001, we had recorded a $5.7 million prepayment, of which $3.8 million was classified as noncurrent.

6.    Convertible Subordinated Notes

Convertible subordinated notes

In June 2001, we issued $150.0 million principal amount of 5.75% convertible subordinated notes due June 15, 2008 with interest payable semi-annually in June and December. In September 2001, we issued an additional $25.0 million principal amount of these notes. This additional issuance resulted from the exercise of an over-allotment option that we had granted to the initial purchasers. Net proceeds to us were approximately $168.0 million, after deducting expenses and underwriters’ discounts and commissions. We recorded issuance costs related to the notes of approximately $7.0 million. Issuance costs are recorded in other assets and amortized to interest expense over the life of the notes.

The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or redemption at a conversion rate of 29.4118 shares per each $1,000 principal note, subject to adjustment in certain circumstances. This is equivalent to a conversion price of $34.00 per share. Under certain conditions, we may be able to redeem the notes by making an additional payment of $172.50 per $1,000 note, less any interest paid on the notes before June 21, 2004. Thereafter, we can redeem the notes at specified redemption prices ranging from 103.286% to 100% of the principal amount. The redemption prices will vary depending on the year redeemed.

In December 2002, we completed an exchange offer for our convertible subordinated notes, in which approximately $145.4 million of our convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new convertible senior subordinated notes. We recognized a net gain of $55.3 million on the early extinguishment of these notes. This net gain is based on the fair value of the new notes less debt issue costs of $4.6 million attributable to the exchanged notes. As of December 31, 2002, we had $29.6 million convertible subordinated notes outstanding.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible senior subordinated notes

In connection with the exchange, we issued $85.5 million convertible senior subordinated notes and recorded additional issuance costs of approximately $2.1 million, which are recorded in other assets and are being amortized to interest expense over the remaining life of the notes. The terms of the new notes are similar to the convertible subordinated notes except for the conversion price and provisional redemption provision. The conversion rate for these notes is 100 shares per $1,000 principal note; this is equivalent to a conversion price of $10.00 per share. Additionally under certain circumstances, we may be able to redeem the notes by making an additional payment of $86.25 per $1,000 note, less any interest paid on the notes before June 21, 2004. As of December 31, 2002, we had $85.5 million convertible senior subordinated notes outstanding.

7.    Other Long-Term Obligations

Long-term obligations consist of the following as of December 31 (in thousands):

	2002	2001
Master equipment financing agreement, due May 2006, monthly payments of $51, including interest at 8.0%	$1,640	$—
Master equipment financing agreement, due December 2006, monthly payments of $35, including interest at 7.0%	1,247	—
Master equipment financing agreement, due October 2006, monthly payments of $35, including interest at 7.1%	1,190	—
Master equipment financing agreement, due October 2004, monthly payments of $48, including interest at 7.1%	997	1,489
Master equipment financing agreement, due September 2002, monthly payments of $60, including interest at 12.4%	—	680
Master equipment financing agreement, due December 2002, monthly payments of $18, including interest at 12.4%	—	255
Interest rate swap related to aircraft	1,191	—
Accrued preferred stock dividend	500	1,000
Deferred rent and other long-term obligations	99	148

	6,864	3,572
Less current portion	(2,250)	(2,051)

	$4,614	$1,521

For each borrowing, we granted the lender a security interest in specified fixed assets. Maturities of the long-term obligations listed above, excluding the interest rate swap, at December 31, 2002 are as follows (in thousands):

Years Ending December 31,
2003	$2,250
2004	1,765
2005	1,216
2006	426
2007	15
Thereafter	1

$5,673

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Capital Stock

In November 1999, we completed a $10 million private placement of 10,000 shares of Series D convertible preferred stock, or Series D, and warrants to acquire 1,523,810 shares of common stock, resulting in net proceeds of $9.3 million. Each share of Series D was convertible into 462.427 shares of common stock. The warrants were valued at $3.0 million, have exercise prices of $2.625 per share of common stock and expire in November 2004. We also issued warrants to purchase 50,000 shares of common stock to the placement agent of the Series D. These warrants expire in November 2004, and have an exercise price of $2.38. All warrants were valued using the Black-Scholes pricing model with input assumptions for volatility, risk-free interest rate, dividends, and life of 1.01, 5.5%, none, and five years, respectively. During 2001 and 2000, 2,425 shares of Series D were converted into 1,121,386 shares of common stock, and 7,575 shares of Series D were converted into 3,502,890 shares of common stock, respectively. As of December 31, 2001, all preferred stock had been converted into common stock. Warrants totaling 204,524 and 1,164,286 were exercised and converted into 146,978 and 1,137,805 shares of common stock during 2002 and 2000, respectively. No warrants were exercised during 2001. There were 205,000 warrants outstanding as of December 31, 2002.

On the date of the preferred stock issuance, the effective conversion price of the preferred stock, after allocating the portion of the proceeds to the common stock warrants based on the relative fair values, was at a discount to the price of the common stock into which the preferred stock is convertible. In accordance with EITF 98-5 Convertible Securities with Beneficial Conversion Features, the discount was recorded as a preferred stock dividend valued at $5.2 million.

Investors of the Series D shares are entitled to receive cumulative dividends at a rate per share of 5% per year payable on each September 30, commencing September 30, 2000. At our option, subject to certain restrictions and penalties, dividends may be paid in cash or in shares of our common stock. We are to pay each Series D investor four annual dividends notwithstanding any conversion. We paid dividends with 113,630, 20,785 and 6,366 shares of our common stock in 2002, 2001 and 2000, respectively. We recorded $500,000 and $1.0 million as a preferred stock dividend payable as of December 31, 2002 and 2001, respectively.

In February 2000, we completed a $40 million private placement of 3,333,334 shares of common stock at an offering price of $12 per share, resulting in net proceeds of approximately $37.1 million. In connection with the offering, we issued warrants to purchase 170,000 shares of common stock to a placement agent. The warrants are exercisable at a price of $13.20 per share and expire in February 2005. The shares of common stock issued and issuable upon the exercise of the warrants have certain registration rights. No warrants were exercised during 2002. During 2001 and 2000, warrants to purchase 20,000 shares were exercised and converted into 20,000 shares of common stock, and warrants to purchase 40,875 shares were exercised and converted into 38,721 shares of common stock, respectively. There were warrants to purchase 109,125 shares of common stock outstanding as of December 31, 2002.

In September 2000, we completed a public offering of 3.6 million shares of our common stock at $38 per share, which generated net proceeds of $127.5 million.

In May 2002, our Board of Directors authorized a stock repurchase program for up to three million shares of our common stock. Repurchases were made in the open market at the discretion of our management. Through December 31, 2002, approximately 2.6 million shares were repurchased and retired for a total cost of $16.4 million.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of December 31, 2002:

Convertible subordinated notes	9,417,765
Equity incentive plan	6,489,877
Common stock warrants	764,125
Restricted share rights	103,665
Employee stock purchase plan	170,108

16,945,540

9.    Stock Options and Warrants

Stock Options

The 1994 Equity Incentive Plan, or the 1994 Plan, provides for (a) the grant of incentive stock options, with terms not to exceed ten years, nonstatutory stock options and stock appreciation rights, (b) the award of stock bonuses, (c) the sale of stock, and (d) any other equity-based or equity-related awards which the Plan Administrator determines to be consistent with the purpose of the 1994 Plan. Option-vesting schedules are specified by the Plan Administrator. The 1994 Plan also provides for the automatic grant of nonstatutory options to non-employee directors.

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance January 1, 2000	3,184,636	$3.04
Granted
At fair value	1,179,654	36.87
At prices below fair value	52,600	47.28
Canceled	(173,784)	5.37
Exercised	(1,214,001)	3.31

Balance December 31, 2000 (1,097,625 exercisable)	3,029,105	16.73
Granted	1,583,129	25.78
Canceled	(40,478)	36.08
Exercised	(324,182)	2.99
Rescinded	91,384	2.91

Balance December 31, 2001 (1,812,564 exercisable)	4,338,958	20.59
Granted	1,871,789	6.62
Canceled	(349,544)	24.74
Exercised	(146,908)	2.99

Balance December 31, 2002 (2,655,159 exercisable)	5,714,295	$16.21

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Exercisable Options Outstanding (Without Restriction)
Range of Exercise Prices	Number Outstanding 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.00 – $ 4.94	2,517,966	7.54 Years	$3.45	1,468,477	$2.96
$ 7.07 – $11.09	677,972	9.85 Years	$9.29	40,712	$7.99
$14.72 – $20.48	115,810	8.62 Years	$18.33	36,845	$16.74
$22.40 – $30.06	1,659,197	8.49 Years	$26.49	595,240	$26.74
$39.56 – $47.28	743,350	7.90 Years	$42.47	513,885	$42.36

$ 2.00 – $47.28	5,714,295	8.16 Years	$16.21	2,655,159	$16.19

The weighted average fair value of options granted during 2002 was $4.90, during 2001 was $19.66 and during 2000 was $33.23. As of December 31, 2002, 775,582 shares of common stock were available for future grants.

SFAS 123 encourages, but does not require, entities to adopt the fair value method of accounting for their stock-based compensation plans. Under this method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Proforma information regarding net loss and net loss per share required by SFAS 123 as disclosed in Note 1 has been determined as if we had accounted for our employee options under the fair value method of SFAS 123. Fair value is determined using a Black-Scholes option pricing model that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) an assumed four and a half-year expected life in 2002, 2001 and 2000, (4) no expected dividends, (5) a risk-free interest rate of 3.0%, 4.5% and 6.0%, in 2002, 2001 and 2000, respectively, and (6) a volatility factor of 1.05, 1.06 and 1.10, in 2002, 2001 and 2000, respectively.

During the year ended December 31, 2000, in connection with the grant of certain options to employees, we recorded $800,000 of deferred stock compensation, which was included in deferred charges, representing the difference between the exercise price and the fair value of our common stock on the measurement date. In connection with these options, we reversed previously recorded stock compensation expense of $56,000 during 2002 due to employee terminations and recognized related expenses of $145,000 and $366,000 during 2001 and 2000, respectively.

In accordance with EITF 96-18, all equity instruments issued to non-employees are accounted for at the estimated fair value of the equity instruments. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. At December 31, 2002, 2001 and 2000, options to acquire 90,508, 153,674 and 224,332 shares of common stock, respectively, are accounted for based on their estimated fair values. We reversed previously recorded non-employee equity-based compensation expense of $188,000 in 2002, and recognized compensation expense in 2001 and 2000 of $1.6 million, and $2.7 million, respectively.

We also issued 103,665 restricted share rights to non-employees in 1998 for which ownership vests upon the achievement of a future event (see Note 13). Compensation related to these rights will be measured as the event becomes probable with final valuation on the vesting date.

In December 1999, the Compensation Committee of the Board of Directors authorized the issuance of 243,903 restricted share rights valued at $746,000 to executive officers and certain employees. During 2002,

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 and 2000, 20,000, 13,947 and 28,225 restricted share rights were canceled, respectively, due to employee terminations. The share value was recorded as deferred compensation and included in deferred charges on the balance sheet, and was amortized over the three year vesting period. We recognized compensation related expense of $185,000, $206,000 and $220,000 during 2002, 2001 and 2000, respectively. In December 2002, the share rights vested and we issued 142,433 shares of our common stock. At the election of certain right holders, 39,298 shares of our common stock were utilized to pay the holders minimum withholding tax liability.

In May 2001, the Compensation Committee of the Board of Directors approved the rescission of certain stock option exercises that two officers and a consultant had made in January 2001. In exchange for the return of 91,384 shares of our common stock, we reinstated their original option grant and returned to them the related exercise price of $266,000. These options are subject to variable stock compensation accounting until the earlier of the expiration of the option grants or the end of the tax year in which the options are exercised. As of December 31, 2002, 77,218 options are still subject to variable stock compensation accounting.

Warrants

In 1998, we issued warrants to purchase 350,000 shares of our common stock in connection with a license agreement with PG-TXL Company, L.P. These warrants became exercisable only upon the occurrence of certain exercise events. In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co, Ltd., allowing them to develop XYOTAX within certain territories. The signing of this agreement qualified as an exercise event, and these warrants became exercisable at an exercise price of $20. The warrants expire in November 2008. We recorded related expense of $9.2 million as research and development expense in the fourth quarter of 2001 based upon the fair value of the warrants on the date of the event.

In 1999, we entered into an agreement with two consulting companies to develop and execute a communication plan. In connection with this agreement, we granted warrants to purchase 150,000 shares of common stock to the consultants, whereby each warrant entitled the holder to purchase one share of our common stock with exercise prices ranging from $3.00 to $18.00 per share. Except for those warrants with a strike price of $3.00 per share which vested immediately, (valued at $37,500, in accordance with EITF 96-18), the warrants vested when the closing price for our common stock equaled or exceeded its strike price for a specified period of time. During 2000, all of the warrants vested and we recognized compensation expense of $2.2 million. The warrants to purchase 150,000 shares were exercised by the consultants, and converted into 114,308 shares of common stock during 2000.

In 2002, we entered into an agreement with The Hope Heart Institute for research services. In connection with this agreement, we issued fully-vested warrants to purchase 100,000 shares of common stock at an exercise price of $10.00. The warrants expire in November 2007. We recorded related expense of $511,000 during 2002 based upon the fair value of the warrants on the date of the event. Phillip M. Nudelman, Ph.D., is a member of our board of directors and our audit committee, and President, Chief Executive Officer and a member of the board of directors of the Hope Heart Institute (see Note 12).

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued 120,593, 23,567 and 19,666 shares to employees in 2002, 2001 and 2000, respectively. There is a balance of 170,108 shares reserved for future purchases at December 31, 2002.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Net Loss Per Share

Basic and diluted net loss per share is calculated using the average number of common shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net loss applicable to common shareholders (A)	$(49,903)	$(81,645)	$(52,437)

Weighted average common shares outstanding (B)	33,763	33,822	25,345

Net loss per share:
Basic and diluted (A/B)	$(1.48)	$(2.41)	$(2.07)

As of December 31, 2002, 2001 and 2000, options, warrants, restricted share rights, convertible debt and convertible preferred stock aggregating 15,999,850, 10,660,068 and 5,358,484 common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

11.    Income Taxes

As of December 31, 2002, we had net operating loss carryforwards of approximately $345.1 million, of which $44.2 million relates to stock option deductions, and research and development credit carryforwards of approximately $11.4 million. The carryforwards begin to expire in the year 2007. Due to rounds of equity financings, and other ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code (see Notes 8 and 14), we incurred “ownership changes” pursuant to the Code, as amended. Accordingly, our use of the net operating loss carryforwards is limited to approximately $6.7 million annually for losses incurred prior to March 26, 1997 and may be subject to additional limitations thereafter. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. Our valuation allowance increased $18.8 million and $25.4 million during 2002 and 2001, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$117,335	$102,335
Research and development tax credit carryforwards	11,408	9,348
Warrants issued	3,306	3,132
Depreciation in financial statements in excess of tax	2,379	2,144
Charitable contributions carryforward	1,215	553
Deferred revenue	1,052	984
Accruals on financial statements in excess of tax returns	699	538
Foreign tax credit	309	—

Gross deferred tax assets	137,703	119,034
Less valuation allowance	(137,358)	(118,598)

	345	436
Deferred tax liabilities:
Prepaid expenses	(345)	(385)
Restricted stock	—	(51)

Gross deferred tax liabilities	(345)	(436)
Net deferred tax assets	$—	$—

12.    Consulting and Employment Agreements

Corporate Officers

In the case of termination, we have severance agreements with our executive officers that provide benefits for either twelve or eighteen months.

Scientific Advisory Board

We have entered into consulting agreements with members of our Scientific Advisory Board, or Advisory Board, providing for the periodic issuance of common stock and options to purchase common stock, and consulting fees. One agreement has an annual retainer of $10,000. The remaining advisory board members are paid consulting fees on a per diem basis. The consulting agreements with members of the Advisory Board are cancelable upon 30 days notice. No stock options were issued to these members in 2002 or 2001. We issued 5,712 stock options to members of our Advisory Board in 2000. All options held by advisory board members are accounted for at fair value in accordance with EITF 96-18. Compensation related expense for options issued to advisory board members recognized in 2002, 2001, and 2000 was $1,000, $8,000, and $1,248,000, respectively.

Consultants

We issued stock options to other consultants for various services. All options held by consultants are accounted for at fair value in accordance with EITF 96-18. We reversed previously recorded compensation expense of $188,000 in 2002, and recognized compensation expense in 2001 and 2000 of $1,639,000, and $1,426,000, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party Disclosure

In 1999, we entered into an agreement with a clinical medical consultant who is the spouse of one of our executive officers. No services were rendered during 2002 or 2001. We paid the clinical medical consultant approximately $77,450 during 2000 in fees for services rendered.

Loans to executive officers totaling $225,000 were outstanding as of December 31, 2001. Each of the full-recourse notes had a term of four years and carried interest at approximately 5%. The full balance of principal and accumulated interest were repaid to us during 2002.

In April 2002, we extended a loan of $3.5 million to our President and Chief Executive Officer, Dr. James A. Bianco. The loan is a full-recourse loan and is secured by a mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of Cell Therapeutics, Inc. common stock owned by Dr. Bianco. The loan bears interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually (3.93% at October 8, 2002). Interest is due on October 8th and April 8th of each year that the loan is outstanding and principal is due April 8, 2004. During 2002, we received approximately $80,000 in interest payments related to this loan.

In November 2002, we entered into a Sponsored Research Agreement with the Hope Heart Institute, a non-profit corporation, to perform research specified by us and reviewed by a joint research committee comprised of individuals from our company and from the Hope Heart Institute. The Agreement has a term of two years and in addition to monthly payments, we granted a fully vested warrant to the Hope Heart Institute to purchase 100,000 shares of our common stock at a purchase price of $10.00 per share (see Note 9). Phillip M. Nudelman, Ph.D., is a member of our board of directors and our audit committee, and President, Chief Executive Officer and a member of the board of directors of the Hope Heart Institute. Jack W. Singer, M.D., is a member of our board of directors and our Executive Vice President, Research Program Chairman, and is a member of the Scientific Advisory Board of the Hope Heart Institute.

13.    Significant Agreements

Other Agreements

Chugai Pharmaceutical Co., Ltd.:  In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the development period on a straight-line basis. We recognized $530,000 and $106,000 of revenue during 2002 and 2001, respectively. Under the agreement, we may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. We received and recognized as revenue a $3.0 million milestone payment and approximately $1.9 million in development expenditure reimbursements from Chugai during 2002. Chugai has also committed to incur up to $54 million in development expenditures over the course of the licensing agreement. The agreement will terminate on a country-by-country basis upon the earlier to occur of the expiration of the applicable patent rights in a given country or fifteen years from the date of the first commercial sale of XYOTAX in such country.

PG-TXL Company, L.P.:  In 1998, we entered into an agreement with PG-TXL Company, L.P. granting us an exclusive worldwide license for the rights to polyglutamic acid paclitaxel, a water soluble form of the cancer drug, Taxol and to all potential uses of PG-TXL Company, L.P.’s polymer technology. Under the terms of the agreement, we acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We made $3.0 million in milestone payments during 2002 and a $2.0 million milestone payment in 2000 to PG-TXL Company L.P. In addition, we will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement of up to $15.5 million. We also granted warrants to purchase 350,000 shares of our common stock to PG-TXL Company, L.P., which became exercisable upon our entering a licensing agreement for XYOTAX with Chugai Pharmaceutical Co., Ltd (see Note 9).

We also entered into Signing Bonus and Restricted Stock and Share Grant Agreements and Consulting Agreements with certain individuals affiliated with PG-TXL Company, L.P., or the PG-TXL Affiliates. Under the terms of these agreements, we issued 51,835 restricted shares of common stock. These shares vested in November 1999 upon the issuance of a patent, whereupon we recorded an expense of $91,000 in accordance with EITF 96-18. The Company also granted 103,665 restricted share rights to the PG-TXL Affiliates, which also vest upon certain performance conditions. These performance conditions include successfully completing a phase III clinical trial of a licensed product and receiving regulatory approval of a New Drug Application, or NDA, by the FDA. We will begin to record compensation expense at the time the vesting of the share rights become probable. Our obligation to pay consulting fees ended in 2002. We paid consulting fees to the PG-TXL Affiliates of $75,000 and $111,000 in 2001 and 2000, respectively.

Nippon Shinyaku Co., Ltd.:  In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co., Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX (arsenic trioxide) injection in Japan, South Korea, and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the performance period on a straight-line basis. We recognized $21,000 of revenue during 2002. Under the agreement, we may also receive future milestone payments totaling up to $4.0 million upon attainment of certain achievements.

14.    Acquisition of PolaRx Biopharmaceuticals, Inc.

On January 7, 2000, we entered into a Merger Agreement to acquire PolaRx Biopharmaceuticals, Inc., or PolaRx, a biopharmaceutical company that owned the rights to TRISENOX (arsenic trioxide), an anti-cancer compound for which we submitted and received approval for a New Drug Application with the FDA. Under the terms of the Merger Agreement, we assumed PolaRx’s liabilities and commitments. PolaRx’s shareholders received five million shares of our common stock. The aggregate consideration of $36.2 million consisted of the five million shares of common stock valued at $31.4 million, assumed net liabilities of $3.9 million and transaction costs of approximately $900,000.

The acquisition was accounted for as a purchase transaction and PolaRx operating results are included in our operating results from the date of acquisition. The aggregate purchase price of approximately $36.2 million was allocated, based on the fair value on the acquisition date, to marketing intangible assets of $16.1 million, patented technology of $6.7 million and goodwill of $13.4 million. These assets were valued by an outside independent party. The intangible assets are amortized over their estimated useful lives of three to five years. Notes payable aggregating $2,673,000 were assumed in connection with the PolaRx acquisition. The notes carried interest rates of 9% to 15% and became due and were paid between March and November 2000. We also assumed and paid a fee of $750,000 to a placement agent in connection with the acquisition.

We are also required to make contingent payments of up to $9.0 million and future royalties if certain sales thresholds as specified in the Merger Agreement are attained. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and will be capitalized as goodwill. Subsequent to December 31, 2002, we entered into an amendment to the Merger Agreement which permits the milestone payment in connection with our achieving a $10 million sales threshold to be payable in cash and makes future payments to be payable in cash, our common stock, or a combination of both, at our option. As of December 31, 2002, we

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reached a $10 million sales threshold and accordingly, we will make a cash payment of $4.0 million to the PolaRx shareholders in 2003. We recorded this amount as goodwill and as a short-term liability as of December 31, 2002.

15.    PanGenex, Inc.

In June 2000, we founded PanGenex, Inc., or PanGenex, a majority-owned subsidiary focused on identifying novel drug development targets using the recently completed human genome sequence database. We provided funds and administrative services totaling $2.5 million to support PanGenex’s research and development efforts during 2002 and 2001, and $568,000 during 2000. Minority interests are not reflected in the balance sheet as all losses of the entity are funded by us with no obligation of reimbursement by the minority shareholders.

16.    Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$1,683	$2,845	$4,412	$7,956
Gross profit	1,578	2,725	4,248	7,922
Operating expenses	24,030	27,905	32,953	30,795
Net income (loss)	(23,560)	(26,488)	(30,392)	30,537	(i)
Net income (loss) applicable to common shares	(23,560)	(26,488)	(30,392)	30,537	(i)
Net income (loss) per common share—basic	(0.67)	(0.77)	(0.93)	0.93	(i)
Net income (loss) per common share—diluted	(0.67)	(0.77)	(0.93)	0.88	(i)
2001
Revenues	$929	$1,886	$1,004	$2,417
Gross profit	879	1,803	846	2,314
Operating expenses	14,777	19,257	22,493	33,194
Net loss	(11,580)	(15,866)	(21,340)	(31,487)
Net loss applicable to common shares	(11,705)	(15,992)	(21,461)	(32,487)
Net loss per common share—basic and diluted	(0.35)	(0.47)	(0.64)	(0.95)

(i)	Reflects gain on exchange of convertible subordinated notes of $55.3 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age as of 12/31/02	Position
James A. Bianco, M.D.	46	President, Chief Executive Officer
Louis A. Bianco	50	Executive Vice President, Finance and Administration
James Canfield	45	Executive Vice President, Chief Administrative Officer
Edward F. Kenney	58	Executive Vice President, Chief Operating Officer
Jack W. Singer, M.D.	60	Executive Vice President, Research Program Chairman

Dr. Bianco is our principal founder and has been our president and chief executive officer since February 1992 and one of our directors since our inception in September 1991. Prior to joining us, Dr. Bianco was an assistant professor of medicine at the University of Washington, Seattle, and an assistant member in the clinical research division of the Fred Hutchinson Cancer Research Center, the world’s largest bone marrow transplant center. From 1990 to 1992, Dr. Bianco was the director of the Bone Marrow Transplant Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco received his B.S. degree in biology and physics from New York University and his M.D. from Mount Sinai School of Medicine. Dr. Bianco is the brother of Louis A. Bianco, our executive vice president, finance and administration.

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

Mr. Canfield has been our executive vice president, chief administrative officer since December 2001. From May 2001 to December 2001, Mr. Canfield served as our vice president, human resource development and administrative services. From September 1999 to May 2001, Mr. Canfield was a senior consultant at Cobus Group and from April 1996 to August 1999, served as the head of human resources at Sonus Pharmaceuticals, Inc. Additionally, he has held senior human resource positions at Northern Automotive Corporation and Lucky Stores. Mr. Canfield received his B.S. degree in human resources management from Kennedy Western University.

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

The information required by Part III, Items 10, 11, 12, and 13, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2003 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules

II—Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(iii)	Exhibits

Exhibit Number		Description
2.1	(12)	Agreement and Plan of Reorganization between PolaRx Biopharmaceuticals, Inc., the Registrant and PolaRx Biopharmaceuticals Acquisition Corp., dated January 7, 2000.

2.2		Amendment No. 1 to Agreement and Plan of Reorganization between PolaRx Biopharmaceuticals, Inc., the Registrant and David M. Tanen as PolaRx Representative, dated March 6, 2003.

3.1	(1)	Registrant’s Restated Articles of Incorporation.

3.2		Registrant’s Articles of Amendment to Restated Articles of Incorporation of Cell Therapeutics, Inc. Establishing a Series of Preferred Stock.

3.3	(3)	Registrant’s Articles of Amendment to Restated Articles of Incorporation of Cell Therapeutics, Inc. Effecting a Reverse Stock Split.

3.4	(6)	Registrant’s Restated Bylaws.

4.1	(7)

Form of Rights Agreement dated as of November 11, 1996, between the Registrant and Harris Trust Company of California, which includes the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation of the Series C Preferred Stock as Exhibit C.

4.2	(14)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated June 13, 2001.

4.3	(20)	First Amendment to Rights Agreement dated as of November 20, 2002, between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC.

4.4		Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated December 20, 2002.

10.1	(4)	Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated March 27, 1992, as amended March 31, 1993 and October 13, 1993.

10.2	(1)	Assignment of Lease between Manlove Travel and the Registrant, dated April 23, 1993.

10.3	(2)	Letter Agreement between David A. Sabey, Sandra L. Sabey and the Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

10.4	(2)	Third Amendment to Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated as of September 10, 1996.

Exhibit Number	Description

10.5(17)	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.

10.6(15)	Amended Equipment Leasing Agreement dated as of September 1, 2001, between Citiflight, Inc. and the Registrant.

10.7	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.

10.8(18)*	Loan Agreement by and between James A. Bianco and the Registrant, dated April 8, 2002.

10.9*	Employment Agreement between the Registrant and James A. Bianco, dated as of December 31, 2002.

10.10(2)*	Form of Strategic Management Team Severance Agreement.

10.11(16)*	Form of Indemnification Agreement.

10.12(1)*	1994 Equity Incentive Plan, as amended.

10.13(1)*	1996 Employee Stock Purchase Plan.

10.14(4)†	Collaboration Agreement by and between BioChem Therapeutic Inc. and the Registrant, dated March 7, 1995, as amended November 30, 1995 and December 6, 1995.

10.15(4)†	Supply Agreement by and between BioChem Therapeutic Inc. and the Registrant, dated March 7, 1995.

10.16(9)	Master Loan and Security Agreement between the Company and the Transamerica Business Credit Corporation, dated as of December 9, 1997.

10.17(11)†	License Agreement dated as of November 13, 1998, by and between PG–TXL Company, L.P. and the Registrant.

10.18(15)†	Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.

10.19(15)†	License Agreement dated as of October 19, 2001, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.20(16)	ISDA Master Agreement dated as of January 25, 2002, between Citibank N.A. and the Registrant.

10.21(19)†	Sponsored Research Agreement between the Registrant and the Hope Heart Institute, dated November 1, 2002.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 (No. 33-4154).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-20855).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-36603).
(4)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 10.
(5)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(6)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(7)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 8-A.
(8)	Incorporated by reference to exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
(9)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(10)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(11)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(12)	Incorporated by reference to exhibits to the Registrant’s Form 8-K, filed on January 25, 2000.
(13)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K for the year ended December 31, 2000.
(14)	Incorporated by reference to exhibits to the Registrant’s Form 8-K, filed on June 13, 2001.
(15)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(16)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(17)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001.
(18)	Incorporated by reference to exhibits to the Registrant’s Form 8-K, filed on April 12, 2002.
(19)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(20)	Incorporated by reference to exhibits to the Registrant’s Form 8A-12B/A, filed on January 10, 2003.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by us during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 25, 2003.

Cell Therapeutics, Inc.

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

Signature	Title	Date

/s/ Max E. Link, Ph.D. Max E. Link, Ph.D.	Chairman of the Board and Director	March 26, 2003

/s/ James A. Bianco, M.D. James A. Bianco, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 25, 2003

/s/ Jack W. Singer M.D. Jack W. Singer	Director	March 23, 2003

/s/ Jack L. Bowman Jack L. Bowman	Director	March 25, 2003

/s/ John M. Fluke, Jr. John M. Fluke, Jr.	Director	March 24, 2003

Signature	Title	Date

/s/ Vartan Gregorian Vartan Gregorian, Ph.D.	Director	March 25, 2003

/s/ Mary O. Mundinger, DrPH Mary O. Mundinger, DrPH	Director	March 25, 2003

/s/ Phillip M. Nudelman, Ph.D. Phillip M. Nudelman, Ph.D.	Director	March 25, 2003

/s/ Martin P. Sutter Martin P. Sutter	Director	March 25, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Bianco, certify that:

1.	I have reviewed this annual report on Form 10-K of Cell Therapeutics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003	By:	/s/ James A. Bianco, M.D.
James A. Bianco President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Louis A. Bianco, certify that:

1.	I have reviewed this annual report on Form 10-K of Cell Therapeutics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003	By:	/s/ Louis A. Bianco
Louis A. Bianco Executive Vice President Finance and Administration

SCHEDULE II

CELL THERAPEUTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Reserve for discounts, sales returns and allowances:
Year ended December 31, 2000	$—	$67	$—	$67
Year ended December 31, 2001	$67	$322	$—	$389
Year ended December 31, 2002	$389	$854	$(384)	$859
Reserve for excess inventory that may expire or become unsaleable:
Year ended December 31, 2000	$—	$—	$—	$—
Year ended December 31, 2001	$—	$96	$—	$96
Year ended December 31, 2002	$96	$(96)	$—	$—