Form 10-K/A
period 2002-12-31
CELL THERAPEUTICS INC
filed 2003-04-30
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of outstanding shares of the registrant’s common stock as of March 31, 2003 was 33,136,092.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CELL THERAPEUTICS, INC.

PART I

This Form 10-K/A contains, in addition to historical information, forward-looking statements. These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-K/A, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under “Factors Affecting Our Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and elsewhere in this Form 10-K/A.

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

Factors Affecting Our Operating Results

This amended annual report on Form 10-K /A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this amended annual report on Form 10-K/A.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Plans Approved by Shareholders	5,714,295	(1)	$16.21	945,690	(2)	6,659,985
Plans Not Approved by Shareholders	702,790	(3)	$15.41	None		702,790

(1)	Consists of the 1994 Equity Incentive Plan.
(2)	Consists of 775,582 shares available for future issuance under the 1994 Equity Incentive Plan and 170,108 shares available for future issuance under the 1996 Employee Stock Purchase Plan.
(3)	Consists of warrants to purchase 350,000 shares and 103,665 restricted share rights issued in connection with a license agreement with PG-TXL Company, L.P., warrants to purchase 149,125 shares issued to placement agents in connection with private placements of our stock, and warrants to purchase 100,000 shares issued in connection with a research services agreement with The Hope Heart Institute.

License Agreement with PG-TXL Company, L.P.

In 1998, we issued warrants to purchase 350,000 shares of our common stock in connection with a license agreement with PG-TXL Company, L.P. These warrants expire in 2008 and have an exercise price of $20.00. We also issued 103,665 restricted share rights to non-employees for which ownership vests upon the achievement of future events.

Warrants Issued to Placement Agents

In 1999, we completed a $10 million private placement of 10,000 shares of Series D convertible preferred stock and warrants to acquire 1,523,810 shares of common stock. In connection with the offering, we issued warrants to purchase shares of common stock to a placement agent. These warrants expire in 2004, and have an exercise price of $2.38.

In 2000, we completed a $40 million private placement of 3,333,334 shares of common stock. In connection with the offering, we issued warrants to purchase shares of common stock to a placement agent and finder. These warrants expire in 2005, and have an exercise price of $13.20.

Research Services Agreement with The Hope Heart Institute

In 2002, we entered into an agreement with The Hope Heart Institute for research services. In connection with this agreement, we issued fully-vested warrants to purchase shares of common stock at an exercise price of $10.00. These warrants expire in 2007.

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

Item 7.    Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements and the related Notes included in Items 6 and 8 of this Form 10-K/A. The following discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K/A, particularly in “Factors Affecting Our Operating Results,” that could cause actual results to differ significantly from those projected.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The following table sets forth certain information with respect to our executive officers:

Name	Age as of April 15, 2003	Director Since	Class
James A. Bianco, M.D.	46	1991	II
Jack L. Bowman(2)(3)(4)	70	1995	I
John M. Fluke, Jr.(2)	60	2002	I
Vartan Gregorian, Ph.D.	68	2001	II
Max E. Link, Ph.D.(1)(3)	62	1995	II
Mary O. Mundinger, DrPH(2)(4)	65	1997	III
Phillip M. Nudelman, Ph.D.(3)(4)	67	1994	I
Jack W. Singer, M.D.	60	1991	III
Martin P. Sutter	48	2002	III

(1)	Chairman of the board of directors.
(2)	Member of the compensation committee.
(3)	Member of the audit committee.
(4)	Member of the nominating and governance committee.

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

Mr. Bowman has been one of our directors since April 1995. From 1987 until January 1994, Mr. Bowman was a company group chairman at Johnson & Johnson, having primary responsibility for a group of companies in the diagnostic, blood glucose monitoring and pharmaceutical businesses. From 1980 to 1987, Mr. Bowman held various positions at American Cyanamid Company, most recently as executive vice president. Mr. Bowman was a member of the board of trustees of The Johns Hopkins University and serves on the board of directors of NeoRx Corporation, Cellegy Pharmaceuticals, Inc., Targeted Genetics Corporation, Celgene Corporation, and Reliant Pharmaceuticals.

Mr. Fluke has been one of our directors since November 2002. Since 1990, Mr. Fluke has been the chairman of Fluke Capital Management, L.P., a venture capital company. From 1966 to 1990, he held various positions at Fluke Corporation, most recently as chairman and chief executive. Mr. Fluke currently serves on the board of directors of PACCAR Inc., Fluke Capital Management, L.P. and American Seafoods Group, LLC. Mr. Fluke received his B.S. degree in electrical engineering from the University of Washington and his M.S. degree in electrical engineering from Stanford University. Mr. Fluke is a member of the University of Washington’s Business School Advisory Board and also serves as a trustee of the Swedish Hospital Foundation.

Dr. Gregorian has been one of our directors since December 2001. He is the twelfth president of Carnegie Corporation of New York, a grant-making institution founded by Andrew Carnegie in 1911. Prior to his current position, which he assumed in June 1997, Dr. Gregorian served for eight years as Brown University’s sixteenth president. He was awarded a Ph.D. in history and humanities from Stanford University. A Phi Beta Kappa and a Ford Foundation Foreign Area Training Fellow, he is a recipient of numerous fellowships, including those from the John Simon Guggenheim Foundation, the American Council of Learned Societies, the Social Science Research Council and the American Philosophical Society. He serves on the boards of Mc-Graw Hill and Providence Journal.

Dr. Link joined the board of directors in July 1995 as its vice chairman and has served as chairman of the board of directors since January 1996. In addition, Dr. Link has held a number of executive positions with pharmaceutical and healthcare companies. Since July 2002, he has been the chief executive officer of Centerpulse Ltd., formerly Sulzer Medica, Ltd., and has served as chairman of the board since March 2001. He has also served as chief executive officer of Corange, Limited from May 1993 until June 1994. Prior to joining Corange, Dr. Link served in a number of positions within Sandoz Pharma Ltd., including chief executive officer from 1990 until April 1992, and chairman from April 1992 until May 1993. Dr. Link currently serves on the board of directors of Alexion Pharmaceuticals, Inc., Access Pharmaceuticals, CytRx Corporation, Discovery Labs, Human Genome Sciences, Inc., Protein Design Labs, Inc. and Celsion Corporation. Dr. Link received his Ph.D. in economics from the University of St. Gallen.

Dr. Mundinger has been one of our directors since April 1997. Since 1986, she has been a dean and professor at the Columbia University School of Nursing, and an associate dean on the faculty of medicine at Columbia University. Dr. Mundinger currently serves on the board of directors of United Health Group, Gentiva Health Services and Welch Allyn. Dr. Mundinger received her doctorate of public health from Columbia’s School of Public Health.

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

Mr. Sutter has been one of our directors since November 2002. Since 1994, he has been the general partner and managing director of Essex Woodlands Health Ventures, LLC, and since 1988, he has been the founder and managing director of The Woodlands Venture Partners, LP. Mr. Sutter serves on the board of directors of Confluent Surgical, Elusys Therapeutics, MicroMed Technology, Rinat Neuroscience, Sontra Medical, and Zonagen, Inc. Mr. Sutter received his B.S. degree in engineering and business administration from Louisiana State University, and holds an M.B.A. in Finance from the University of Houston. He is also on the board of the Texas Business Hall of Fame and a member of the Biomedical Advisory Board of the Houston Advanced Research Center. Mr. Sutter was appointed to the board of directors pursuant to a contractual arrangement with Essex Woodlands Health Ventures Fund IV, L.P. (“Essex”), which entitles Essex to designate a member of the board of directors until such time as it holds less than 5% of the Company’s outstanding voting securities.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age as of April 15, 2003	Position
James A. Bianco, M.D.	46	President, Chief Executive Officer
Louis A. Bianco	50	Executive Vice President, Finance and Administration
James Canfield	45	Executive Vice President, Chief Administrative Officer
Edward F. Kenney	58	Executive Vice President, Chief Operating Officer
Jack W. Singer, M.D.	60	Executive Vice President, Research Program Chairman

See “Directors and Executive Officers of the Registrant—Directors” for biographical information concerning Drs. Bianco and Singer.

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

We prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them. Based solely on review of this information, or written representations from reporting persons that no other reports were required, we believe that, during the 2002 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with Section 16(a), except (i) in December 2002, Form 4s for James A. Bianco, Louis A. Bianco, James Canfield, Edward F. Kenney, Michael B. Mumford and Jack W. Singer, all of which related to reporting the acquisition of options to purchase shares of common stock, were inadvertently filed 13 days late; and (ii) in August 2002, a Form 4 for Carolyn M. Paradise to report the purchase of shares was inadvertently filed eight months late and in December 2002, a Form 4 for Carolyn M. Paradise to report the sale of shares was inadvertently filed three months late due to an oversight error. Dr. Paradise resigned in October 2002.

Item 11.    Executive Compensation

Compensation of Executive Officers

The following table sets forth all compensation earned in the years ended December 31, 2002, 2001 and 2000 by our chief executive officer, our four other most highly compensated executive officers as of December 31, 2002, and one additional executive officer who would have been included in the four most highly compensated executive officers had she been employed with us at December 31, 2002, who we will collectively refer to as the named executive officers:

Summary Compensation Table

						Long-Term Compensation Awards
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)		Securities Underlying Options (#)	All Other Compensation ($)
James A. Bianco, M.D.	2002	433,008	318,730	99,355	(2)	309,749	23,015	(3)
President and Chief	2001	433,008	222,013	137,307	(4)	250,000	49,304	(5)
Executive Officer	2000	433,125	293,101	66,394	(6)	300,000	49,461	(7)

Louis A. Bianco	2002	300,120	88,565	—		88,025	10,651	(8)
Executive Vice President,	2001	300,120	48,874	—		75,000	8,302	(9)
Finance and Administration	2000	300,120	60,000	—		60,000	10,621	(10)

Edward F. Kenney	2002	252,404	113,582	—		128,558	2,320	(11)
Executive Vice President,	2001	246,000	66,420	—		75,000	—
Chief Operating Officer	2000	225,000	100,000	—		100,000	—

Michael B. Mumford	2002	225,000	97,380	—		74,859	720	(12)
(resigned in April 2003; former	2001	75,865	20,655	—		90,000	—
Executive Vice President,	2000	—	—	—		—	—
Manufacturing Operations)

Carolyn M. Paradise, M.D.	2002	202,477	—	—		15,915	1,925	(13)
(resigned in October 2002;	2001	238,152	66,103	—		75,000	—
former Executive Vice President	2000	—	—	—		—	—
and Chief Medical Officer)

Jack W. Singer, M.D.	2002	260,016	109,424	—		110,659	15,024	(14)
Executive Vice President,	2001	260,016	70,204	—		75,000	11,460	(15)
Research Program Chairman	2000	260,016	70,000	—		70,000	10,984	(15)

(1)	Other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of the perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the applicable year.

(2)	Other annual compensation for Dr. Bianco represents perquisites, including $44,768 for travel and entertainment expenses reimbursed by the Company, $24,796 for reimbursement for Dr. Bianco’s spouse to accompany him on business use of our leased aircraft pursuant to Dr. Bianco’s employment agreement, and $25,283 in tax reimbursements.
(3)	All other compensation for Dr. Bianco includes the following: (i) a premium payment of $13,860 for life insurance required by the terms of Dr. Bianco’s employment, and (ii) reimbursement of long-term disability insurance premiums of $9,155.
(4)	Other annual compensation for Dr. Bianco represents perquisites, including $51,685 in tax reimbursements.
(5)	All other compensation for Dr. Bianco includes the following: (i) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco’s employment, and (ii) reimbursement of long-term disability insurance premiums of $9,304.
(6)	Other annual compensation for Dr. Bianco represents perquisites, including $38,772 in tax reimbursements and $19,416 in business travel reimbursements.
(7)	All other compensation for Dr. Bianco includes the following: (i) a premium payment of $40,000 for life insurance required by the terms of Dr. Bianco’s employment, and (ii) reimbursement of long-term disability insurance premiums of $9,461.
(8)	All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,302, and (ii) a premium payment of $2,349 for life insurance.
(9)	All other compensation for Mr. Bianco includes reimbursement for long-term disability insurance premiums.
(10)	All other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $8,443, and (ii) a premium payment of $2,178 for life insurance.
(11)	All other compensation for Mr. Kenney includes a premium payment for life insurance.
(12)	All other compensation for Mr. Mumford includes a premium payment for life insurance.
(13)	All other compensation for Dr. Paradise includes a premium payment for life insurance.
(14)	All other compensation for Dr. Singer includes the following: (i) reimbursement for long-term disability insurance premiums of $11,460, and (ii) a premium payment of $3,564 for life insurance.
(15)	All other compensation for Dr. Singer includes reimbursement for long-term disability insurance premiums.

The following table sets forth for each of the named executive officers the number of options granted during the year ended December 31, 2002 and the potential realizable value of such grants. No stock appreciation rights were granted to such individuals for the 2002 fiscal year.

Options Granted in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($/Sh)	Expiration Date (3)

Name					5% ($)	10% ($)
James A. Bianco, M.D.	190,000	10.5%	$9.50	12/03/12	$1,134,557	$2,875,191
James A. Bianco, M.D.	119,749	6.6	3.49	07/30/12	262,454	665,109
Louis A. Bianco	60,000	3.3	9.50	12/03/12	358,281	907,955
Louis A. Bianco	28,025	1.6	3.49	07/30/12	61,422	155,656
Edward F. Kenney	90,000	5.0	9.50	12/03/12	537,422	1,361,933
Edward F. Kenney	38,558	2.1	3.49	07/30/12	84,507	214,159
Michael B. Mumford (resigned in April 2003)	60,000	3.3	9.50	12/03/12	358,281	907,955
Michael B. Mumford	14,859	0.8	3.49	07/30/12	32,566	82,530
Carolyn M. Paradise, M.D. (resigned in October 2002)	15,915	0.9	3.49	07/30/12	34,881	88,395
Jack W. Singer, M.D.	80,000	4.4	9.50	12/03/12	477,708	1,210,607
Jack W. Singer, M.D.	30,659	1.7	3.49	07/30/12	67,195	170,286

(1)	Options granted under our 1994 Equity Incentive Plan typically have a ten-year term and have an exercise price equal to market value on the date of grant. Options with an expiration date of July 30, 2012 and December 3, 2012 vest over a two-year period and three-year period, respectively. All of the options granted and described in this table were granted under the 1994 Equity Incentive Plan.
(2)	During the fiscal year ended December 31, 2002, options to purchase an aggregate of 1,806,589 shares of our common stock were granted to employees.
(3)	Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, or upon the optionee’s death.
(4)	Potential realizable value is based on the assumption that the common stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in this table will be achieved.

The following table sets forth for each of the named executive officers, the fiscal year-end number and value of unexercised options. None of the named executive officers held any stock appreciation rights at the end of the 2002 fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James A. Bianco, M.D.	10,000	$85,540	678,958	576,415	$1,704,503	$453,250
Louis A. Bianco	4,166	35,219	219,147	158,025	664,998	106,075
Edward F. Kenney	—	—	226,667	211,891	505,495	145,942
Michael B. Mumford (resigned in April 2003)	—	—	30,000	134,859	—	56,241
Carolyn M. Paradise, M.D. (resigned in October 2002)	—	—	52,854	—	192,399	—
Jack W. Singer, M.D.	—	—	196,198	183,992	534,338	116,044

(1)	Calculated based on the fair market value of the purchased shares on the exercise date less the option exercise price paid for such shares.
(2)	Calculated by determining the difference between the fair market value of the securities underlying the options at December 31, 2002 and the exercise price of the options.

Employment Agreements

Dr. Bianco, president and chief executive officer, entered into an employment agreement with us effective December 31, 2002. The agreement provides that, in the event that Dr. Bianco’s employment is involuntarily terminated, the severance benefits are equal to: eighteen months base salary, immediate vesting of all of Dr. Bianco’s stock options and restricted shares, and equity in his life insurance policy and accrued but unused vacation. The employment agreement restricts Dr. Bianco from competing with us for the term of the severance payment period following the termination of his employment with us. In addition, the severance payments are conditioned upon Dr. Bianco not competing with us and not soliciting our employees. The agreement also provides that, in the event of a change of control (as defined in the employment agreement), all of Dr. Bianco’s stock options and restricted shares will immediately become vested. It further provides that, if any payments are subject to the excise tax on parachute payments, we will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment.

Jack W. Singer, Louis A. Bianco, and Edward F. Kenney entered into severance agreements with us effective September 23, 1997, February 1, 1998, and January 22, 1999, respectively. The agreements provide that, in the event any of the foregoing named executive officers is terminated by us without cause or resigns for good reason, including a change in title in connection with a change in control in the cases of Dr. Singer and Mr. Bianco: (1) we will pay the base salary for one year from the severance date (2) we will pay accrued but unused vacation through the severance date, (3) we will continue to pay benefits for one year from the severance date, and (4) vesting of all stock options held by such named executive will accelerate and become immediately exercisable. Inventions and proprietary information agreements restrict Dr. Singer from competing with us for two years after the termination of his employment with us.

Director Compensation

Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on the board. Non employee directors are paid $2,000 per meeting of the board, up to a maximum of $10,000 per director each calendar year, and $1,000 per meeting of a board committee, up to a maximum of $5,000 per committee per director each calendar year. The chairman of the board of directors is paid $40,000 annually for service to the board of directors. All directors are reimbursed for their expenses incurred in attending board meetings. During 2002, pursuant to the Automatic Option Grant Program in effect for the directors under our 1994 Equity Incentive Plan, each non employee director also received a fully vested option grant for 15,000 shares upon appointment to the board for directors and 20,000 shares upon appointment of the chairman of the board of directors, a fully-vested option grant for 5,000 shares annually after the commencement of his or her service as a director, and a fully-vested option grant for 10,000 shares annually after the commencement of his or her service as chairman of the board of directors. Each of these options has an exercise price equal to 100% of the fair market value on the grant date in 2002 and a term of ten years measured from the grant date, subject to early termination if the optionee ceases serving as a director.

Compensation Committee Report on Executive Compensation

The compensation committee of the board of directors is composed of directors who are not our employees. The compensation committee is responsible for establishing and administering our executive compensation arrangements, including the compensation of the chief executive officer and our other executive officers and key employees, subject to ratification by the board. The compensation committee also administers the 1994 Equity Incentive Plan and the 1996 Employee Stock Purchase Plan and makes all stock option grants under the 1994 Equity Incentive Plan to our executive officers.

General Compensation Policy

We operate in the extremely competitive and rapidly changing biotechnology industry. The compensation committee believes that the compensation programs for our executive officers should be designed to attract, retain and motivate talented executives responsible for our success and should be determined within a competitive framework and based on the achievement of strategic corporate objectives and individual performance and teamwork. Within this overall philosophy, the compensation committee’s objectives are to:

•	Offer a total compensation program that takes into consideration the compensation practices of a specifically identified peer group of companies with which we compete for executive talent.

•	Integrate each executive officer’s compensation package with annual and long-term corporate objectives and focus the officer’s attention on the attainment of those objectives.

•	Encourage the creation of shareholder value through the achievement of strategic corporate objectives.

•	Provide annual variable incentive awards that take into account our performance relative to corporate objectives and the individual executive officer’s contributions.

•	Align the financial interests of executive officers with those of shareholders by providing significant equity-based, long-term incentives.

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

In establishing the compensation package of our executive officers, the compensation committee has adopted a “total pay” philosophy which includes three major components: (1) base salary set at levels that are commensurate with those of comparable positions at other pharmaceutical or biotechnology companies; (2) annual bonuses and stock option grants tied to the achievement of strategic corporate and team objectives and individual performance; and (3) long-term, stock-based incentive awards intended to strengthen the mutuality of interests between the executive officers and our shareholders.

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

Base Salary.    The base salary for each executive officer is set at a level considered appropriate for comparable positions at the peer companies. The compensation committee’s policy is to target base salary levels between the market average and 75th percentile levels of base salary in effect for comparable positions at the peer companies. Executive officers who attain the core competencies required of their positions are paid within these ranges. The compensation committee makes its base salary determinations in accordance with the range in effect for comparable positions at the peer companies, competitive market forces and the evaluation of performance and core competency provided for each executive officer by the chief executive officer.

Variable Incentive Awards.    To reinforce the attainment of our goals, the compensation committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay. The annual incentive payment for each executive officer is determined on the basis of the achievement of the corporate objectives established for the fiscal year and the Committee’s evaluation of the officer’s performance both on an individual and team basis. For the 2002 fiscal year, the corporate performance objectives were tied to the following measures of success: (1) advance the acquisition of complementary commercial or late stage development products; (2) advance the process of attracting potential pharmaceutical alliances for XYOTAX; and (3) maintain a strong balance sheet. The combination of base salary and variable incentive awards is currently capped not to exceed the 75th percentile for total cash compensation for comparable positions at the peer companies.

Long-Term, Equity-Based Incentive Awards.    The goal of our long-term equity-based incentive awards is to align the interests of executive officers with the shareholders and to provide each executive officer with a significant incentive to perform his management duties from the perspective of an owner with an equity stake in the business. Such incentive is provided through stock option grants made under the 1994 equity incentive plan. The size of the option grant to each executive officer is set at a level which the compensation committee feels is appropriate to create a meaningful opportunity for stock ownership based upon the executive officer’s current position with us, internal comparability with stock option grants made to our other executives, the executive officer’s current level of performance and his potential for future responsibility and promotion over the option term. The compensation committee also takes into account comparable equity incentives provided to individuals in similar positions in the biotechnology and pharmaceutical industries, as reflected in external surveys, and the number of unvested options held by the executive officer at the time of the new grant. The compensation committee has established certain general guidelines by which it seeks to target a fixed number of unvested option shares for each executive officer based upon his current position with us and his potential for in-house growth (i.e., future responsibilities and possible promotions over the option term). However, the compensation committee does not strictly adhere to these guidelines in making stock option grants, and the relative weight that is given to the various factors varies from individual to individual, as the circumstances warrant.

During fiscal 2002, the compensation committee awarded the executive officers named in this  Form 10-K/A, new stock options for an aggregate of 727,765 shares of common stock. Each grant allows the officer to acquire the shares underlying the stock option at a fixed price per share (the market price on the grant date)

over a ten-year period of time. Specifically, the options vest in periodic installments over two-year and three-year periods, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide a return only if the officer remains with us and then only if the market price appreciates over the option term.

Compensation of the Chief Executive Officer

The base salary of our chief executive officer, James A. Bianco, M.D., is reviewed annually by the compensation committee and was $433,008 for the 2002 fiscal year, which equates to a 0% increase over fiscal year 2001. Such salary level was established on the basis of the base salary levels in effect for chief executive officers at the other biotechnology and pharmaceutical companies comprising the peer companies. This salary level for Dr. Bianco brings him to 8% above the average of the salary levels in effect for the chief executive officers of the peer companies. Dr. Bianco received $318,730 in bonuses during 2002 consisting of $297,913 that was granted by the compensation committee and $20,817 in vacation payout. This amount is 74% of base pay, and is above peer data suggesting that short-term incentive target grants are approximately 50% of base pay. Dr. Bianco’s total cash compensation, consisting of his base salary and variable incentive awards, is equivalent to the 75th percentile level in effect for the chief executive officers of the peer companies.

Dr. Bianco was also awarded stock options for 190,000 and 119,749 shares of common stock at an exercise price of $9.50 and $3.49, respectively, per share. The grants reflected the compensation committee’s continuing policy to maintain Dr. Bianco’s option holdings at a level consistent with that for other chief executive officers of comparable commercial companies in the pharmaceutical industry and to subject a portion of his overall compensation each year to the market performance of our common stock. Accordingly, the stock option grants will be of little or no value to Dr. Bianco unless there is appreciation in the value of our common stock over the option term.

Compliance with Internal Revenue Code Section 162(m)

As a result of Section 162(m) of the Internal Revenue Code, which was enacted into law in 1993, we will not be allowed a federal income tax deduction for compensation paid to certain officers, to the extent that compensation exceeds one (1) million dollars per officer in any one year. This limitation will apply to all compensation that is not considered to be performance based. Compensation that does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. Our 1994 Equity Incentive Plan has been structured so any compensation deemed paid in connection with the exercise of stock options granted under that plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation. The cash compensation paid to our executive officers during fiscal 2002 did not exceed the one (1) million dollar limit per officer.

COMPENSATION COMMITTEE

Jack L. Bowman

John M. Fluke, Jr.

Mary O. Mundinger, DrPH

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, the compensation committee consisted of Messrs. Bowman and Fluke and Drs. Jaeger and Mundinger. Dr. Jaeger resigned from the board effective September 1, 2002 and was replaced by Mr. Fluke who was elected to the committee on November 25, 2002. None of these individuals was at any time during the last completed fiscal year, or at any other time, one of our officers or employees.

Stock Performance Graph

	3/31/98	6/30/98	9/30/98	12/31/98
Cell Therapeutics, Inc.	$40.24	$26.22	$20.73	$29.27
Nasdaq Stock Index (U.S.)	$147.81	$151.88	$137.04	$178.07
Nasdaq Pharmaceutical Index	$111.37	$102.71	$96.98	$128.74

	3/31/99	6/30/99	9/30/99	12/31/99
Cell Therapeutics, Inc.	$34.15	$24.09	$21.95	$68.29
Nasdaq Stock Index (U.S.)	$199.70	$218.41	$223.84	$330.85
Nasdaq Pharmaceutical Index	$141.16	$144.09	$165.71	$242.74

	3/31/00	6/30/00	9/30/00	12/31/00
Cell Therapeutics, Inc.	$228.66	$298.78	$650.61	$439.63
Nasdaq Stock Index (U.S.)	$371.43	$322.96	$297.19	$199.00
Nasdaq Pharmaceutical Index	$297.77	$330.89	$363.34	$302.78

	3/31/01	6/30/01	9/30/01	12/31/01
Cell Therapeutics, Inc.	$175.02	$269.66	$234.63	$235.51
Nasdaq Stock Index (U.S.)	$148.55	$175.08	$121.47	$157.91
Nasdaq Pharmaceutical Index	$224.21	$278.54	$224.55	$258.04

	3/31/02	6/30/02	9/30/02	12/31/02
Cell Therapeutics, Inc.	$242.24	$53.17	$42.93	$70.93
Nasdaq Stock Index (U.S.)	$149.84	$119.44	$95.84	$109.34
Nasdaq Pharmaceutical Index	$230.71	$163.60	$150.78	$166.64

The stock performance graph depicts the cumulative total return on our common stock compared to the current total return for the Nasdaq Stock Index (U.S.) and the Nasdaq Pharmaceutical Index. The graph assumes an investment of $100 on December 31, 1997. Reinvestment of dividends, if any, is assumed in all cases.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of common stock, as of March 31, 2003, by (1) each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors and nominees for director, (3) each of our executive officers named in the Summary Compensation Table herein, and (4) all directors and executive officers as a group:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Shares Subject to Options	Percentage Ownership(2)
Lindsay A. Rosenwald, M.D. and The Aries Master Funds(3)	3,160,921	—	9.5%
c/o Paramount Capital Asset Management, Inc. 787 Seventh Avenue, 48th Floor New York, NY 10019
Essex Woodlands Health Ventures Fund IV, L.P.(4)	2,033,997	—	6.1%
15001 Walden Road, Suite 101 Montgomery, TX 77356
Wells Fargo & Company(5)	1,949,980	—	5.9%
420 Montgomery Street San Francisco, CA 94104
James A. Bianco, M.D.**	1,039,540	708,896	3.1%
Louis A. Bianco	273,775	206,154	*
Jack L. Bowman**	32,383	32,383	*
John M. Fluke, Jr.**	20,000	15,000	*
Vartan Gregorian, Ph.D.**	25,000	20,000	*
Edward F. Kenney	251,681	236,307	*
Max E. Link, Ph.D.**	48,572	10,000	*
Michael B. Mumford (resigned in April 2003)	38,715	33,715	*
Mary O. Mundinger, DrPH**	26,650	25,000	*
Phillip M. Nudelman, Ph.D.**	69,811	41,811	*
Carolyn Paradise (resigned in October 2002)	—	—	*
Jack W. Singer, M.D.**	446,903	203,863	1.3%
Martin P. Sutter**(4).	2,068,322	15,000	6.2%
All directors and executive officers as a group (14 persons)	2,794,723	1,589,442	11.9%

*	Less than 1%
**	Denotes director of CTI
(1)	The address of the individuals listed is 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors, Schedules 13D and 13G and Forms 3 filed with the SEC. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2003, are deemed outstanding for computing the percentage of the person holding the option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(3)

The ownership information set forth in this table is based on information contained in a joint statement on Schedule 13G/A, dated February 14, 2003 filed with the SEC by Paramount Capital Asset Management, Inc., Aries Domestic Fund, L.P., Aries Master Fund II and Lindsay A. Rosenwald, M.D. with respect to ownership of shares of common stock. The filing indicated that, as of December 31, 2002, Paramount Capital Asset Management, Inc. has shared voting and dispositive power with respect to 1,546,411 shares;

Aries Master Fund II, has shared voting and dispositive power with respect to 843,394 shares; Aries Domestic Fund L.P., has shared voting and dispositive power with respect to 583,645 shares; Aries Domestic Fund II, L.P. has shared voting and dispositive power with respect to 119,372 shares; and Lindsay A. Rosenwald, M.D., a citizen of the United States, has sole voting and dispositive power with respect to 1,579,510 shares and warrants to purchase 35,000 shares of common stock received in connection with private placements of stock. Paramount Capital Asset Management, Inc. is the general partner of each of the Aries Domestic Funds and the investment manager of Aries Master Fund II. Dr. Rosenwald is the chairman and sole shareholder of Paramount Capital Asset Management.

(4)	The ownership information set forth in the table is based on information contained in a Form 3, dated November 14, 2002, filed with the SEC by Martin P. Sutter with respect to ownership of shares of common stock. The filing indicated that, as of November 13, 2002, Martin P. Sutter has beneficial ownership of 2,068,322 shares, of which 2,033,997 is owned by Essex Woodlands Health Ventures Fund, IV. L.P. Mr. Sutter disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Mr. Sutter is the managing director of Essex Woodlands Health Ventures Fund IV, L.P.
(5)	The ownership information set forth in the table is based on information contained in a Schedule 13G, dated February 13, 2003, filed with the SEC by Wells Fargo & Company with respect to ownership of shares of common stock. The filing indicated that, as of December 31, 2002, Wells Fargo & Company has sole power to vote 1,901,255 shares and dispose of 1,894,280 shares.

Item 13.    Certain Relationships and Related Transactions

On December 16, 1998, in lieu of a cash bonus, we extended a $100,000 loan at 4.97% annual interest to Dr. Bianco. During 2002, Dr. Bianco repaid the outstanding principal balance and accumulated interest on this loan. On April 8, 2002, we extended a second loan of $3.5 million to Dr. Bianco which bears interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually (3.52% at April 8, 2003), and is due on April 8, 2004. This loan is a full-recourse loan and is secured by a mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of our common stock owned by Dr. Bianco. During 2002, Dr. Bianco paid accumulated interest on his $3.5 million loan. In accordance with the Sarbanes-Oxley Act, the Company will not materially modify or renew this outstanding loan. The largest combined balance of these two loans during 2002 was $3,701,021.

On December 16, 1998, in lieu of cash bonuses, we extended loans at 4.97% annual interest to the following executive officers: Dr. Singer, $75,000 and Mr. Bianco, $50,000. The largest outstanding balance on the loans during 2002 was $91,047 and $60,698, respectively, and was repaid to us with accumulated interest during 2002. In accordance with the Sarbanes-Oxley Act, the Company will not provide any new loans to its executive officers which are prohibited thereunder.

In November 2002, we entered into a Sponsored Research Agreement with The Hope Heart Institute, a non-profit corporation, to perform research specified by us and reviewed by a joint research committee comprised of individuals from our company and from The Hope Heart Institute. The Agreement has a term of two years and in addition to monthly payments, we granted a fully vested warrant to The Hope Heart Institute to purchase 100,000 shares of our common stock at a purchase price of $10.00 per share. Phillip M. Nudelman, Ph.D., is a member of our board of directors and our audit committee, and President, Chief Executive Officer and a member of the board of directors of The Hope Heart Institute. Jack W. Singer, M.D., is a member of our board of directors and our Executive Vice President, Research Program Chairman, and is a member of the Scientific Advisory Board of The Hope Heart Institute.

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

(iii)	Exhibits

Exhibit Number		Description
2.1	(12)	Agreement and Plan of Reorganization between PolaRx Biopharmaceuticals, Inc., the Registrant and PolaRx Biopharmaceuticals Acquisition Corp., dated January 7, 2000.

2.2	(21)	Amendment No. 1 to Agreement and Plan of Reorganization between PolaRx Biopharmaceuticals, Inc., the Registrant and David M. Tanen as PolaRx Representative, dated March 6, 2003.

3.1	(1)	Registrant’s Restated Articles of Incorporation.

3.2	(21)	Registrant’s Articles of Amendment to Restated Articles of Incorporation of Cell Therapeutics, Inc. Establishing a Series of Preferred Stock.

3.3	(3)	Registrant’s Articles of Amendment to Restated Articles of Incorporation of Cell Therapeutics, Inc. Effecting a Reverse Stock Split.

3.4	(6)	Registrant’s Restated Bylaws.

4.1	(7)

Form of Rights Agreement dated as of November 11, 1996, between the Registrant and Harris Trust Company of California, which includes the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation of the Series C Preferred Stock as Exhibit C.

4.2	(14)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated June 13, 2001.

4.3	(20)	First Amendment to Rights Agreement dated as of November 20, 2002, between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC.

4.4	(21)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated December 20, 2002.

10.1	(4)	Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated March 27, 1992, as amended March 31, 1993 and October 13, 1993.

10.2	(1)	Assignment of Lease between Manlove Travel and the Registrant, dated April 23, 1993.

10.3	(2)	Letter Agreement between David A. Sabey, Sandra L. Sabey and the Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

10.4	(2)	Third Amendment to Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated as of September 10, 1996.

Exhibit Number	Description

10.5(17)	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.

10.6(15)	Amended Equipment Leasing Agreement dated as of September 1, 2001, between Citiflight, Inc. and the Registrant.

10.7(21)	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.

10.8(18)*	Loan Agreement by and between James A. Bianco and the Registrant, dated April 8, 2002.

10.9(21)*	Employment Agreement between the Registrant and James A. Bianco, dated as of December 31, 2002.

10.10(2)*	Form of Strategic Management Team Severance Agreement.

10.11(16)*	Form of Indemnification Agreement.

10.12(1)*	1994 Equity Incentive Plan, as amended.

10.13(1)*	1996 Employee Stock Purchase Plan.

10.14(4)†	Collaboration Agreement by and between BioChem Therapeutic Inc. and the Registrant, dated March 7, 1995, as amended November 30, 1995 and December 6, 1995.

10.15(4)†	Supply Agreement by and between BioChem Therapeutic Inc. and the Registrant, dated March 7, 1995.

10.16(9)	Master Loan and Security Agreement between the Company and the Transamerica Business Credit Corporation, dated as of December 9, 1997.

10.17(11)†	License Agreement dated as of November 13, 1998, by and between PG–TXL Company, L.P. and the Registrant.

10.18(15)†	Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.

10.19(15)†	License Agreement dated as of October 19, 2001, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.20(16)	ISDA Master Agreement dated as of January 25, 2002, between Citibank N.A. and the Registrant.

10.21(19)†	Sponsored Research Agreement between the Registrant and The Hope Heart Institute, dated November 1, 2002.

12.1(21)	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1#	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1#	Power of Attorney (See page 71 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

#	Previously filed.
*	Indicates management contract or compensatory plan or arrangement.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 (No. 33-4154).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-20855).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-36603).
(4)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 10.
(5)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(6)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(7)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 8-A.
(8)	Incorporated by reference to exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
(9)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(10)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(11)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(12)	Incorporated by reference to exhibits to the Registrant’s Form 8-K, filed on January 25, 2000.
(13)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K for the year ended December 31, 2000.
(14)	Incorporated by reference to exhibits to the Registrant’s Form 8-K, filed on June 13, 2001.
(15)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(16)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(17)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001.
(18)	Incorporated by reference to exhibits to the Registrant’s Form 8-K, filed on April 12, 2002.
(19)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(20)	Incorporated by reference to exhibits to the Registrant’s Form 8A-12B/A, filed on January 10, 2003.
(21)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by us during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 25, 2003.

Cell Therapeutics, Inc.

By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Max E. Link, Ph.D.	Chairman of the Board and Director	April 25, 2003

/s/ James A. Bianco, M.D. James A. Bianco, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2003

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	April 25, 2003

* Jack W. Singer	Director	April 25, 2003

* Jack L. Bowman	Director	April 25, 2003

* John M. Fluke, Jr.	Director	April 25, 2003

Signature	Title	Date

* Vartan Gregorian, Ph.D.	Director	April 25, 2003

* Mary O. Mundinger, DrPH	Director	April 25, 2003

* Phillip M. Nudelman, Ph.D.	Director	April 25, 2003

* Martin P. Sutter	Director	April 25, 2003

* By /s/ James A. Bianco, M.D. James A. Bianco, M.D. (Attorney-in-Fact)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Bianco, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Cell Therapeutics, Inc.;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 25, 2003	By:	/s/ James A. Bianco, M.D.
James A. Bianco President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Louis A. Bianco, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Cell Therapeutics, Inc.;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c.	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 25, 2003	By:	/s/ Louis A. Bianco
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