Form 10-Q
period 2003-03-31
CELL THERAPEUTICS INC
filed 2003-05-12
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2003

Common Stock, no par value	33,137,024

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,948	$17,946
Securities available-for-sale	98,783	122,311
Interest receivable	1,329	1,900
Accounts receivable, net	1,081	2,150
Inventory	775	878
Prepaid expenses and other current assets	5,724	6,157

Total current assets	118,640	151,342
Property and equipment, net	11,153	11,652
Note receivable from officer	3,500	3,500
Goodwill, net	12,064	12,064
Other intangibles, net	2,336	2,670
Other assets and deferred charges	3,980	5,552

Total assets	$151,673	$186,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$974	$2,444
Accrued expenses	13,004	11,796
Accrued liability related to PolaRx acquisition	154	4,000
Current portion of deferred revenue	1,003	1,003
Current portion of long-term obligations	2,265	2,250

Total current liabilities	17,400	21,493
Convertible senior subordinated notes	85,500	85,500
Convertible subordinated notes	29,600	29,600
Deferred revenue, less current portion	1,839	2,090
Other long-term obligations, less current portion	4,082	4,614
Commitments
Shareholders’ equity:
Preferred Stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Series D, 10,000 shares designated, none issued or outstanding	—	—
Common Stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 33,136,092 and 33,054,176 at March 31, 2003 and December 31, 2002, respectively	385,284	384,994
Accumulated other comprehensive loss	(1,108)	(1,056)
Accumulated deficit	(370,924)	(340,455)

Total shareholders’ equity	13,252	43,483

Total liabilities and shareholders’ equity	$151,673	$186,780

See accompanying notes.

CELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Revenues:
Product sales	$4,310	$1,521
License and contract revenue	571	162

Total revenues	4,881	1,683

Operating expenses:
Cost of product sold	146	105
Research and development	20,628	11,060
Selling, general and administrative	13,008	11,190
Amortization of purchased intangibles	334	1,675

Total operating expenses	34,116	24,030

Loss from operations	(29,235)	(22,347)
Other income (expense):
Investment income	654	1,662
Interest expense	(1,888)	(2,875)

Other expense, net	(1,234)	(1,213)

Net loss	$(30,469)	$(23,560)

Basic and diluted net loss per common share	$(0.92)	$(0.67)

Shares used in calculation of basic and diluted net loss per common share	33,114	35,008

See accompanying notes.

CELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2003	2002

Operating activities
Net loss	$(30,469)	$(23,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,147	2,336
Amortization of investment premium	883	1,397
Equity-based compensation expense	53	95
Noncash rent benefit	(10)	(29)
Changes in operating assets and liabilities:
Interest receivable	571	544
Accounts receivable, net	1,069	707
Inventory	104	(153)
Prepaid expenses and other current assets	436	710
Other assets and deferred charges	1,569	660
Accounts payable	(1,469)	(610)
Accrued expenses	1,208	3,092
Deferred revenue	(252)	(131)

Total adjustments	5,309	8,618

Net cash used in operating activities	(25,160)	(14,942)

Investing activities
Purchases of securities available-for-sale	(63,957)	(87,434)
Proceeds from sales of securities available-for-sale	6,325	25,048
Proceeds from maturities of securities available-for-sale	80,146	68,596
Payment related to PolaRx acquisition	(3,846)	—
Purchases of property and equipment	(315)	(2,914)

Net cash provided by investing activities	18,353	3,296

Financing activities
Proceeds from common stock options exercised	236	351
Repayment of long-term obligations	(427)	(331)

Net cash provided by (used in) financing activities	(191)	20

Net decrease in cash and cash equivalents	(6,998)	(11,626)
Cash and cash equivalents at beginning of period	17,946	38,688

Cash and cash equivalents at end of period	$10,948	$27,062

Supplemental disclosure of cash and noncash flow information
Cash paid during the period for interest	$84	$74

See accompanying notes.

CELL THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

          The accompanying unaudited financial information of Cell Therapeutics, Inc. as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 has been prepared in accordance with the instructions to Form 10-Q.  In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.  These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2002 included in our Form 10-K/A.

          The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

     Product Sales

          We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured.  Product sales are recorded net of an allowance for returns and discounts.  Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled approximately $758,000 and $859,000 at March 31, 2003 and December 31, 2002, respectively.

     Inventory

          Inventory is stated at the lower of cost or market.  Cost is determined using a weighted-average approach that approximates the first-in first-out method.  Finished goods inventory consists of our FDA-approved pharmaceutical drug, TRISENOX.  Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense.  If the cost of the inventory exceeds the expected market value, provisions are recorded currently for the difference between the cost and the market value.  When required, an allowance for excess inventory that may expire and become unsaleable is recorded.  The components of inventories are as follows (in thousands):

	March 31, 2003	December 31, 2002

Work in process	$552	$548
Finished goods	223	330

	$775	$878

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

     Derivative Financial Instruments

          Effective at the beginning of fiscal 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft.  Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement.  This swap agreement has been designated as a cash flow hedge.  The portion of the net loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  The remaining net loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The swap was perfectly effective at March 31, 2003 and December 31, 2002.  We do not enter into forward agreements for trading purposes.

     Reclassifications

          Certain prior year items have been reclassified to conform to current year presentation.

2.  Comprehensive Loss

          SFAS 130, Reporting Comprehensive Income, includes unrealized gains and losses on our securities available-for-sale and interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss.  Total comprehensive loss was $30.5 million and $24.2 million for the three month periods ended March 31, 2003 and 2002, respectively.

          Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	March 31, 2003	December 31, 2002

Net unrealized gains on securities available-for-sale	$3	$135
Net unrealized losses on interest rate swap	(1,111)	(1,191)

	$(1,108)	$(1,056)

3.  Stock-Based Compensation

          In accordance with SFAS 123, Accounting for Stock-Based Compensation, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB, 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price.  Any deferred compensation is recognized on a graded vesting method.  Under our plan, stock options are generally granted at fair market value.

          In accordance with the provisions of SFAS 123, we apply APB 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost for options granted with exercise prices equal to or greater than fair value.  If we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and basic and diluted net loss and basic and diluted net loss per share would have been adjusted, or increased, as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net loss:
As reported	$(30,469)	$(23,560)
Additional stock-based employee compensation expense determined under fair value based method for all awards	(3,755)	(5,887)

As adjusted	$(34,224)	$(29,447)

Basic and diluted net loss per share:
As reported	$(0.92)	$(0.67)
As adjusted	$(1.03)	$(0.84)

          Fair value is determined using a Black-Scholes option pricing model that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) an assumed four and a half-year expected life for 2003 and 2002, (4) no expected dividends, (5) a risk-free interest rate of 2.7% and 3.0% in 2003 and 2002, respectively, and (6) a volatility factor of 1.04 and 1.05, in 2003 and 2002, respectively.  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements which involve risks and uncertainties.  These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements.  When used in this Form 10-Q, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  Our actual results may differ significantly from the results discussed in such forward-looking statements.  These factors include those listed under “Factors Affecting Our Operating Results and Financial Condition,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW

          We develop, acquire and commercialize novel treatments for cancer.  Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs.  Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer.  As of March 31, 2003, we had incurred aggregate net losses of approximately $370.9 million since inception.  We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

XYOTAX

          In June 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL, and to all potential uses of PG-TXL’s polymer technology.  PG-TXL is paclitaxel linked to polyglutamate, and is branded as XYOTAX™.  Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology.  We will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement of up to $15.5 million, and royalty payments on net product sales.  As of March 31, 2003, we have made $5.0 million in milestone payments.

          In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our XYOTAX drug candidate.  Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply through early 2004.

          In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX.  This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets.  Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period on a straight-line basis.  Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002, we may also receive milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement.  Chugai has also committed to incur up to $54 million in development expenditures over the course of the licensing agreement.  During 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, and two additional phase III trials of XYOTAX in the front line treatment of poor performance status patients with non-small cell lung cancer.

          In November 2002, we announced that the Gynecologic Oncology Group, or GOG, plans to conduct a phase III trial of XYOTAX in front-line treatment of ovarian cancer.  This trial is expected to begin in 2003.  We had initiated a XYOTAX phase III ovarian clinical trial in July 2002, but have since closed this trial as a result of the GOG’s decision to conduct the trial for us.

          TRISENOX

          In January 2000, we acquired TRISENOX upon our acquisition of PolaRx Biopharmaceuticals, Inc., or PolaRx, a single product company that owned the rights to TRISENOX.  The aggregate purchase price of approximately $36.2 million consisted primarily of five million shares of common stock and included assumed net liabilities of $3.9 million from PolaRx.  In connection with the achievement of a $10 million sales threshold, we recorded $4.0 million in additional goodwill and a current liability in the fourth quarter of 2002, of which $3.8 million was paid during the first quarter of 2003.  We expect to pay the remaining balance during the second quarter of 2003.  An additional $5.0 million payout tied to a sales threshold of $20 million in any four consecutive quarters is payable in cash or common stock with a market value of $5 million, within thirty days following the end of the first calendar quarter after the end of the previous four calendar quarter period in which such threshold is achieved.  For any calendar year that sales of TRISENOX exceed $40 million, PolaRx shareholders will receive a 2% royalty on total net sales for that year payable in cash or common stock at the then fair market value of our common stock, payable within thirty days following the end of the calendar year.  The acquisition was accounted for as a purchase transaction.  Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and will be capitalized as additional goodwill.

          In September 2000, we received approval of our New Drug Application, or NDA, by the Food and Drug Administration, or FDA, for TRISENOX (arsenic trioxide), commenced sales in October 2000 and have recorded cumulative net product sales for TRISENOX of approximately $22.3 million through March of 2003.  In March 2002, we received from the European Agency for the Evaluation of Medicinal Products, or EMEA, approval to market TRISENOX in the European Community, or EU.  We commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002.  TRISENOX is manufactured primarily by a single vendor and sold through our direct sales force.

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

          We have identified a novel drug target called lysophosphatidic acid acyltransferase, or LPAAT-ß, that when inhibited has been shown to reduce tumor cell growth in preclinical models.  We are in the process of identifying a lead candidate during 2003 for future clinical development.

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

          Revenue associated with up-front license fees, and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period.  If the time period is not defined in the agreement, we calculate the revenue recognition period based on our current estimate of the research and development period considering experience with similar projects, level of effort and the stage of development.  Should there be a change in our estimate of the research and development period, we will revise the term over which the initial payment is recognized.  Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements.  Revenue under cost reimbursement contracts is recognized as the related costs are incurred.  Payments received in advance of recognition as revenue are recorded as deferred revenue.

     Product Sales

          We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured.  Generally, product sales are recorded upon shipment to distributors.  Product sales are recorded net of an allowance for estimated returns, and discounts based on historical experience.  In estimating returns, we analyze historical returns, sales patterns, current inventory on hand at the distributors and the remaining shelf life of that inventory. In arriving at the accrual for product returns we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales.  Allowances for discounts, returns and bad debts are netted against accounts receivable.

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

     Derivative Financial Instruments

          Effective at the beginning of fiscal 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft.  Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement.  This swap agreement has been designated as a cash flow hedge.  The portion of the net loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  The remaining net loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The swap was perfectly effective at March 31, 2003 and December 31, 2002.  We do not enter into forward agreements for trading purposes.

RESULTS OF OPERATIONS

     Three months ended March 31, 2003 and 2002.

          Product sales.  In October 2000, we launched TRISENOX, a pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia.  We recorded net product sales of approximately $4.3 million and $1.5 million for TRISENOX for the three months ended March 31, 2003 and 2002, respectively.  The increase in net sales is primarily due to greater demand for our product in 2003.  We expect our net sales to continue to increase during 2003.

          License and contract revenue.  In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX.  Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the estimated development period of approximately six years on a straight-line basis.  In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co., Ltd., or Nippon, for the distribution and commercialization of TRISENOX.  We received $750,000 upon execution of the agreement which we recorded as deferred revenue and which is being recognized as revenue on a straight-line basis over the estimated time to receive marketing authorization application approval.  For the three months ended March 31, 2003, we recognized approximately $571,000 of license and contract revenue, of which $319,000 related to cost reimbursements for development expenses received from Chugai, and $252,000 related to the amortization of the initial payments from Chugai and Nippon.  For the three months ended March 31, 2002, we recognized $162,000 of license and contract revenue of which $131,000 related to the initial payment from Chugai.

          Cost of product sold.  The cost of product sold during the three months ended March 31, 2003 and 2002 was approximately $146,000 and $105,000, respectively.  Our gross margins have improved mainly due to lower manufacturing costs.  Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of revenue.

          Research and development expenses.  Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Compounds under development:
XYOTAX	$12,013	$3,101
TRISENOX	926	1,329
Other compounds	180	405
Operating expenses	4,634	3,850
Discovery research	2,875	2,375

Total research and development expenses	$20,628	$11,060

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

          Research and development expenses increased to approximately $20.6 million for the three months ended March 31, 2003, from approximately $11.1 million for the three months ended March 31, 2002.  Costs for our XYOTAX program increased primarily due to approximately $8.2 million of clinical and manufacturing costs associated with the set up and initiation of phase III clinical trials as well as several other clinical trials, and approximately $600,000 for preclinical development costs related to our agreement with Chugai.  TRISENOX costs decreased approximately $400,000 primarily as a result of decreased manufacturing costs for clinical supply.  We also incurred additional personnel, occupancy and operating expenses of approximately $1.3 million related to our expanded development plans for XYOTAX, TRISENOX, PG-CPT and our discovery research.  We anticipate increased research and development expenses in connection with our clinical development plans for XYOTAX and our other products.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased to approximately $13.0 million for the three months ended March 31, 2003, from approximately $11.2 million for the three months ended March 31, 2002.  This increase is primarily attributed to approximately $1.8 million of additional marketing costs for TRISENOX and personnel costs due to the expansion of our sales force.  We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts.  Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

          Amortization of purchased intangibles.  In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting.  Our intangible assets were obtained upon this acquisition.  Amortization for the three months ended March 31, 2003 decreased to approximately $334,000 from approximately $1.7 million for the three months ended March 31, 2002, due to a marketing intangible asset that became fully amortized in December 2002.

          Investment income.  Investment income decreased to approximately $654,000 for the three months ended March 31, 2003 from approximately $1.7 million for the three months ended March 31, 2002.  This decrease is attributed to lower average cash and securities available-for-sale balances during the three months ended March 31, 2003.

          Interest expense.  Interest expense decreased to approximately $1.9 million for the three months ended March 31, 2003 from approximately $2.9 million for the three months ended March 31, 2002.  In December 2002, we completed an exchange offer for our convertible subordinated notes, in which approximately $145.4 million of our convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new convertible senior subordinated notes.  The decrease in interest expense is attributable to this exchange.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2003, we had approximately $111.1 million in cash, cash equivalents, securities available-for-sale and interest receivable.

          Net cash used in operating activities increased to approximately $25.2 million during the three months ended March 31, 2003, compared to approximately $14.9 million for the same period during 2002.  The increase in net cash used in operating activities during the three months ended March 31, 2003, as compared to the same period in 2002, was primarily due to the increase in our net loss and changes in accounts payable and accrued expenses.

          We expect the amount of net cash used in operating activities in 2003 to be consistent with the amount of net cash used in 2002.  The extent of cash flow used in operating activities will be significantly affected by our expanded development plans for XYOTAX and our ability to offset the related development expenses by licensing XYOTAX in Europe.

          Net cash provided by investing activities increased to approximately $18.4 million during the three months ended March 31, 2003, compared to approximately $3.3 million for the same period during 2002.  The increase in net cash provided by investing activities during the three months ended March 31, 2003, as compared to the same period in 2002, was primarily due to a decrease in purchases of securities available-for-sale offset by a decrease in proceeds from sales and maturities of securities available-for-sale and payment of approximately $3.8 million of our liability to PolaRx.

          Net cash used in financing activities totaled approximately $191,000 during the three months ended March 31, 2003, compared to net cash provided by financing activities of approximately $20,000 for the same period during 2002.  The increase in net cash used is due to a decrease in proceeds from common stock options exercised during 2003 and an increase in repayments of long-term obligations during 2003.

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

          We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2003, we had an accumulated deficit of approximately $370.9 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

          The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended March 31, 2003, our stock price has ranged from a low of $2.68 to a high of $25.50. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

     Interest Rate Market Risk

          We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments.  We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year.  These securities are classified as “available-for-sale”.  These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase.  Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio.  The fair value of our securities available-for-sale at March 31, 2003 and December 31, 2002 was $98.8 million and $122.3 million, respectively.  For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $988,000 and $1.2 million as of March 31, 2003 and December 31, 2002, respectively.

          We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments.  Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes.  In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR.  In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure.  This swap agreement has been designated as a cash flow hedge.  The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity.  As of March 31, 2003 and December 31, 2002, the fair value of the interest rate swap was a liability of $1.1 million.

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

We did not file any current reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: May 12, 2003	By:	/s/ JAMES A. BIANCO, M.D.

James A. Bianco, M.D. President and Chief Executive Officer

Dated: May 12, 2003	By:	/s/ LOUIS A. BIANCO

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

Dated: May 12, 2003	By:	/s/ JAMES A. BIANCO, M.D.

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

Dated: May 12, 2003	By:	/s/ LOUIS A. BIANCO

Louis A. Bianco Executive Vice President Finance and Administration