Form 10-Q
period 2003-06-30
CELL THERAPEUTICS INC
filed 2003-08-06
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 25, 2003
Common Stock, no par value	33,325,760

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$66,981	$17,946
Securities available-for-sale	82,769	122,311
Interest receivable	1,192	1,900
Accounts receivable, net	1,561	2,150
Inventory	808	878
Note receivable from officer	3,500	—
Prepaid expenses and other current assets	5,986	6,157

Total current assets	162,797	151,342

Property and equipment, net	11,707	11,652
Note receivable from officer	—	3,500
Goodwill, net	12,064	12,064
Other intangibles, net	2,002	2,670
Other assets and deferred charges	8,263	5,552

Total assets	$196,833	$186,780

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$923	$2,444
Accrued expenses	14,276	11,796
Accrued liability related to PolaRx acquisition	49	4,000
Current portion of deferred revenue	1,003	1,003
Current portion of long-term obligations	2,297	2,250

Total current liabilities	18,548	21,493
Convertible senior subordinated notes	160,459	85,460
Convertible subordinated notes	29,640	29,640
Deferred revenue, less current portion	1,585	2,090
Other long-term obligations, less current portion	3,879	4,614
Commitments
Shareholders’ equity (deficit):
Preferred Stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Series D, 10,000 shares designated, none issued or outstanding	—	—
Common Stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 33,323,683 and 33,054,176 at June 30, 2003 and December 31, 2002, respectively	385,774	384,994
Accumulated other comprehensive loss	(1,352)	(1,056)
Accumulated deficit	(401,700)	(340,455)

Total shareholders’ equity (deficit)	(17,278)	43,483

Total liabilities and shareholders’ equity (deficit)	$196,833	$186,780

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product sales	$5,281	$2,393	$9,591	$3,914
License and contract revenues	848	452	1,419	614

Total revenues	6,129	2,845	11,010	4,528

Operating expenses:
Cost of product sold	252	120	398	225
Research and development	22,024	15,033	42,652	26,093
Selling, general and administrative	12,809	11,076	25,817	22,266
Amortization of purchased intangibles	333	1,676	667	3,351

Total operating expenses	35,418	27,905	69,534	51,935

Loss from operations	(29,289)	(25,060)	(58,524)	(47,407)
Other income (expense):
Investment income	451	1,394	1,105	3,056
Interest expense	(1,938)	(2,822)	(3,826)	(5,697)

Other expense, net	(1,487)	(1,428)	(2,721)	(2,641)

Net loss	$(30,776)	$(26,488)	$(61,245)	$(50,048)

Basic and diluted net loss per common share	$(0.93)	$(0.77)	$(1.85)	$(1.44)

Shares used in calculation of basic and diluted net loss per common share	33,168	34,609	33,141	34,807

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(61,245)	$(50,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,337	4,641
Amortization of investment premium	1,690	2,524
Equity-based compensation expense (reversal)	228	(400)
Loss on disposition of property and equipment	43	—
Noncash rent benefit	(10)	(57)
Changes in operating assets and liabilities:
Interest receivable	708	1,150
Accounts receivable, net	589	187
Inventory	70	(87)
Prepaid expenses and other current assets	175	(939)
Other assets and deferred charges	1,499	2,152
Accounts payable	(1,520)	(52)
Accrued expenses	2,480	1,103
Deferred revenue	(506)	(263)

Total adjustments	7,783	9,959

Net cash used in operating activities	(53,462)	(40,089)

Investing activities
Purchases of securities available-for-sale	(86,297)	(153,697)
Proceeds from sales of securities available-for-sale	15,888	89,068
Proceeds from maturities of securities available-for-sale	108,146	148,309
Payment related to PolaRx acquisition	(3,951)	—
Deferred acquisition costs related to Novuspharma merger	(1,870)	—
Purchases of property and equipment	(1,768)	(3,838)
Issuance of note receivable to officer	—	(3,500)

Net cash provided by investing activities	30,148	76,342

Financing activities
Proceeds from issuance of convertible senior subordinated notes, net	72,656	—
Repurchase of common stock	—	(13,933)
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	552	677
Repayment of long-term obligations	(859)	(829)
Proceeds from the issuance of long-term obligations	—	1,924

Net cash provided by (used in) financing activities	72,349	(12,161)

Net increase in cash and cash equivalents	49,035	24,092
Cash and cash equivalents at beginning of period	17,946	38,688

Cash and cash equivalents at end of period	$66,981	$62,780

Supplemental disclosure of cash and noncash flow information
Cash paid during the period for interest	$3,184	$5,188

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying unaudited financial information of Cell Therapeutics, Inc. (or “CTI”) as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2002 included in our Form 10-K/A.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

License and Contract Revenues

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

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are recorded net of an allowance for returns and discounts. Allowances for returns, discounts and bad debts, which are netted against accounts receivable, totaled approximately $1.4 million and $859,000 at June 30, 2003 and December 31, 2002, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach that approximates the first-in first-out method. Finished goods inventory consists of our FDA-approved pharmaceutical drug, TRISENOX®. Prior to FDA approval, the raw material and production costs of TRISENOX were recorded as research and development expense. If the cost of the inventory exceeds the expected market value, provisions are recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable is recorded. The components of inventories are as follows (in thousands):

	June 30, 2003	December 31, 2002
Work in process	$699	$548
Finished goods	109	330

	$808	$878

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

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS 149 will have a material impact on our results of operations or financial position.

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at June 30, 2003 and December 31, 2002. We do not enter into forward agreements for trading purposes.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, includes unrealized gains and losses on our securities available-for-sale and interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Total comprehensive loss was $31.0 million and $26.7 million for the three month periods ended June 30, 2003 and 2002, respectively. Total comprehensive loss was $61.5 million and $50.9 million for the six month periods ended June 30, 2003 and 2002, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	June 30, 2003	December 31, 2002
Net unrealized gains on securities available-for-sale	$20	$135
Net unrealized losses on interest rate swap	(1,372)	(1,191)

	$(1,352)	$(1,056)

3. Stock-Based Compensation

In accordance with SFAS 123, Accounting for Stock-Based Compensation, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB, 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, compensation cost for stock options is measured as the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. Any deferred compensation is recognized on a graded vesting method. Under our plan, stock options are generally granted at fair market value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(30,776)	$(26,488)	$(61,245)	$(50,048)
Stock-based employee compensation expense determined under fair value based method for all awards	(3,020)	(6,048)	(6,777)	(11,935)

As adjusted	$(33,796)	$(32,536)	$(68,022)	$(61,983)

Basic and diluted net loss per share:
As reported	$(0.93)	$(0.77)	$(1.85)	$(1.44)
As adjusted	$(1.02)	$(0.94)	$(2.05)	$(1.78)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Average risk-free interest rates	2.2%	3.0%	2.4%	3.0%
Average expected life (in years)	4.5	4.5	4.5	4.5
Volatility	1.03	1.05	1.03	1.05

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

4. Convertible Subordinated Notes

In June 2003, we issued $75.0 million principal amount of 4.0% convertible subordinated notes due July 1, 2010 with interest payable semi-annually in January and July. Net proceeds to us were approximately $72.7 million, after deducting expenses and underwriters’ discounts and commissions. We recorded issuance costs related to the notes of approximately $2.3 million. These issuance costs are recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at an initial conversion rate of 74.0741 shares of common stock per $1,000 principal amount of notes, which is subject to adjustment in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $13.50 per share. Under certain conditions, we may be able to provisionally redeem some or all of the notes at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest. Under provisional redemption provisions we will make an additional payment with respect to any notes called for provisional redemption in an amount equal to $280.00 per $1,000 principal amount of notes, less any interest paid on the notes before the date of redemption.

5. Proposed Acquisition of Novuspharma, S.p.A.

On June 16, 2003, we entered into an Agreement and Plan of Merger with Novuspharma, S.p.A., an Italian biopharmaceutical company (“Novuspharma”), to acquire all of the outstanding stock of Novuspharma in exchange for 2.45 shares of CTI common stock for each outstanding ordinary share of Novuspharma. The estimated number of shares of CTI common stock to be issued under the merger agreement is approximately 15,914,000 shares. Under the terms of the merger agreement, Novuspharma will merge with and into CTI, with CTI continuing as the surviving corporation. The completion of the merger is subject to several conditions, including the approval of the merger by the shareholders of both companies, the approval of CTI’s application to list its shares on the Nuovo Mercato stock exchange in Italy and the application to list additional shares on the Nasdaq National Market in the United States, Securities and Exchange Commission (“SEC”) clearance of CTI’s registration statement to register the shares of CTI common stock to be issued in the merger and other customary closing conditions.

On July 9, 2003, CTI filed a Registration Statement with the SEC on Form S-4 that contains a preliminary joint proxy statement/prospectus with respect to the merger and other relevant materials. The transaction is expected to close in the fourth quarter of 2003. Unless otherwise indicated, the discussion in this document relates to CTI as a stand-alone entity and does not reflect the impact of the proposed merger with Novuspharma.

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

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of June 30, 2003, we had incurred aggregate net losses of approximately $401.7 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL, and to all potential uses of PG-TXL’s polymer technology. PG-TXL is paclitaxel linked to polyglutamate, and is branded as XYOTAX™. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. We will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement of up to $15.5 million, and royalty payments on net product sales. As of June 30, 2003, we have made $5.0 million in milestone payments.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply through early 2004.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period on a straight-line basis. Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002, we may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54 million in development expenditures over the course of the licensing agreement. During 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, and two additional phase III trials of XYOTAX in the front line treatment of poor performance status patients with non-small cell lung cancer.

In November 2002, we announced that the Gynecologic Oncology Group, or GOG, plans to conduct a phase III trial of XYOTAX in front-line treatment of ovarian cancer. This trial is expected to begin at the end of 2003. We had initiated a XYOTAX phase III ovarian clinical trial in July 2002, but have since closed this trial as a result of the GOG’s decision to conduct the trial.

TRISENOX

In January 2000, we acquired TRISENOX upon our acquisition of PolaRx Biopharmaceuticals, Inc., or PolaRx, a single product company that owned the rights to TRISENOX. The aggregate purchase price of approximately $36.2 million consisted primarily of five million shares of common stock and included assumed net liabilities of $3.9 million from PolaRx. In connection with the achievement of a $10 million sales threshold, we recorded $4.0 million in additional goodwill and a current liability in the fourth quarter of 2002, which was primarily paid down during the first and second quarters of 2003. An additional $5.0 million payout tied to a sales threshold of $20 million in any four consecutive quarters is payable in cash or common stock with a market value of $5 million, within thirty days following the end of the first calendar quarter after the end of the previous four calendar quarter period in which such threshold is achieved. For any calendar year that sales of TRISENOX exceed $40 million, PolaRx shareholders will receive a 2% royalty on total net sales for that year payable in cash or common stock at the then fair market value of our common stock, payable within thirty days following the end of the calendar year. The acquisition was accounted for as a purchase transaction. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and will be capitalized as additional goodwill.

In September 2000, we received marketing approval of our New Drug Application, or NDA, by the Food and Drug Administration, or FDA, for TRISENOX (arsenic trioxide). Sales of Trisenox commenced in October 2000 and cumulative net product sales for TRISENOX of approximately $27.6 million have been recorded through June of 2003. In March 2002, we received from the European Agency for the Evaluation of Medicinal Products, or EMEA, approval to market TRISENOX in the European Union, or EU. We commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002. TRISENOX is manufactured primarily by a single vendor and sold through our direct sales force.

In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX (arsenic trioxide) injection in Japan, South Korea, and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which we recorded as deferred revenue and which is being recognized on a straight-line basis over the estimated time to receive marketing authorization application approval. Under the agreement, we received and recognized as revenue a $500,000 milestone payment in the second quarter of 2003 and we may also receive future milestone payments totaling up to $3.5 million upon attainment of certain achievements.

Other Compounds

We are developing a novel polyglutamate-camptothecin molecule, or CT-2106. We filed a U.S. investigational new drug application, or IND, in December 2001 for this compound, and initiated a phase I clinical study in the first quarter of 2002.

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

License and Contract Revenues

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

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Generally, product sales are recorded upon shipment to distributors. Product sales are recorded net of an allowance for estimated returns and discounts based on historical experience. In estimating returns, we analyze historical returns, sales patterns, estimated inventory on hand at the distributors and the remaining shelf life of that inventory. In arriving at the accrual for product returns we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. Allowances for returns, discounts and bad debts are netted against accounts receivable.

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

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at June 30, 2003 and December 31, 2002. We do not enter into forward agreements for trading purposes.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002.

Product sales. We recorded net product sales of approximately $5.3 million and $2.4 million for TRISENOX for the three months ended June 30, 2003 and 2002, respectively. TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. The increase in net sales is primarily due to greater demand for our product in 2003. We expect our net sales to continue to increase during 2003.

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

For the three months ended June 30, 2003, we recognized approximately $848,000 of license and contract revenue, of which $500,000 related to a milestone payment received from Nippon for their submission of an NDA in Japan, $253,000 related to the amortization of the initial payments from Chugai and Nippon and $95,000 related to cost reimbursements for development expenses received from Chugai. For the three months ended June 30, 2002, we recognized approximately $452,000 of license and contract revenue of which $321,000 related to cost reimbursements for development expenses received from Chugai and $131,000 related to the amortization of the initial payment from Chugai.

Cost of product sold. The cost of product sold during the three months ended June 30, 2003 and 2002 was approximately $252,000 and $120,000, respectively. Our gross margins have remained consistent over the periods. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Compounds under development:
XYOTAX	$13,213	$6,802
TRISENOX	1,375	1,156
Other compounds	224	995
Operating expenses	4,415	3,601
Discovery research	2,797	2,479

Total research and development expenses	$22,024	$15,033

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

Research and development expenses increased to approximately $22.0 million for the three months ended June 30, 2003, from approximately $15.0 million for the three months ended June 30, 2002. Costs for our XYOTAX program increased primarily due to approximately $6.7 million of clinical and manufacturing costs associated with the set up and initiation of phase III clinical trials as well as several other clinical trials. TRISENOX costs increased approximately $300,000 primarily due to additional investigator sponsored trials. Costs incurred for other compounds decreased primarily due to a $1.0 million milestone payment made in 2002 for the commencement of our phase I clinical trial for CT-2106. We also incurred additional personnel, occupancy and operating expenses of approximately $900,000 related to our expanded development plans for XYOTAX, TRISENOX, CT-2106 and our discovery research. We anticipate increased research and development expenses in connection with our clinical development plans for XYOTAX and our other products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $12.8 million for the three months ended June 30, 2003, from approximately $11.1 million for the three months ended June 30, 2002. This increase is primarily attributed to approximately $900,000 of additional operating, personnel and occupancy costs associated with supporting our research, development and marketing activities and an increase of approximately $600,000 in stock-based compensation. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Amortization of purchased intangibles. In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. Our intangible assets were obtained upon this acquisition. Amortization for the three months ended June 30, 2003 decreased to approximately $333,000 from approximately $1.7 million for the three months ended June 30, 2002, due to a marketing intangible asset that became fully amortized in December 2002.

Investment income. Investment income decreased to approximately $451,000 for the three months ended June 30, 2003 from approximately $1.4 million for the three months ended June 30, 2002. This decrease is attributed to lower average cash and securities available-for-sale balances during the three months ended June 30, 2003.

Interest expense. Interest expense decreased to approximately $1.9 million for the three months ended June 30, 2003 from approximately $2.8 million for the three months ended June 30, 2002. In December 2002, we completed an exchange offer for our convertible subordinated notes, in which approximately $145.4 million of our convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new convertible senior subordinated notes. The decrease in interest expense is attributable to this exchange. We expect an increase in interest expense in the second half of 2003 due to the issuance of 4% convertible senior subordinated notes in June 2003.

Six months ended June 30, 2003 and 2002.

Product sales. We recorded net product sales of approximately $9.6 million and $3.9 million for TRISENOX for the six months ended June 30, 2003 and 2002, respectively. TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. The increase in net sales is primarily due to greater demand for our product in 2003. We expect our net sales to continue to increase during 2003.

License and contract revenue. For the six months ended June 30, 2003, we recognized approximately $1.4 million of license and contract revenue, of which $506,000 related to the amortization of the initial payments from Chugai and Nippon, $500,000 related to a milestone payment received from Nippon for their submission of an NDA in Japan and $414,000 related to cost reimbursements for development expenses received from Chugai. For the six months ended June 30, 2002, we recognized $614,000 of license and contract revenue, of which $321,000 related to cost reimbursements for development expenses received from Chugai and $263,000 related to the amortization of the initial payment from Chugai.

Cost of product sold. The cost of product sold during the six months ended June 30, 2003 and 2002 was approximately $398,000 and $225,000, respectively. Our gross margins have improved mainly due to lower royalty and manufacturing costs. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,
	2003	2002
Compounds under development:
XYOTAX	$25,226	$9,903
TRISENOX	2,301	2,485
Other compounds	404	1,400
Operating expenses	9,049	7,451
Discovery research	5,672	4,854

Total research and development expenses	$42,652	$26,093

Research and development expenses increased to approximately $42.7 million for the six months ended June 30, 2003, from approximately $26.1 million for the six months ended June 30, 2002. Costs for our XYOTAX program increased primarily due to approximately $15.4 million of clinical and manufacturing costs associated with the set up and initiation of phase III clinical trials as well as several other clinical trials. Costs incurred for other compounds decreased primarily due to a $1.0 million milestone payment made in 2002 for the commencement of our phase I clinical trial for CT-2106. We also incurred additional personnel, occupancy and operating expenses of approximately $2.1 million related to our expanded development plans for XYOTAX, TRISENOX, CT-2106 and our discovery research. We anticipate increased research and development expenses in connection with our clinical development plans for XYOTAX and our other products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $25.8 million for the six months ended June 30, 2003, from approximately $22.3 million for the six months ended June 30, 2002. This increase is primarily attributed to approximately $1.6 million of additional marketing costs for TRISENOX and personnel costs due to the expansion of our sales force, $1.4 million of additional personnel, operating and occupancy costs associated with supporting our research, development and marketing activities and approximately $500,000 increase in stock-based compensation. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Amortization of purchased intangibles. In January 2000, we acquired PolaRx Biopharmaceuticals, Inc. which was accounted for using the purchase method of accounting. Our intangible assets were obtained upon this acquisition. Amortization for the six months ended June 30, 2003 decreased to approximately $667,000 from approximately $3.4 million for the six months ended June 30, 2002, due to a marketing intangible asset that became fully amortized in December 2002.

Investment income. Investment income decreased to approximately $1.1 million for the six months ended June 30, 2003 from approximately $3.1 million for the six months ended June 30, 2002. This decrease is attributed to lower average cash and securities available-for-sale balances during the six months ended June 30, 2003.

Interest expense. Interest expense decreased to approximately $3.8 million for the six months ended June 30, 2003 from approximately $5.7 million for the six months ended June 30, 2002. In December 2002, we completed an exchange offer for our convertible subordinated notes, in which approximately $145.4 million of our convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new convertible senior subordinated notes. The decrease in interest expense is attributable to this exchange. We expect an increase in interest expense in the second half of 2003 due to the issuance of 4% convertible senior subordinated notes in June 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had approximately $150.9 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $53.5 million during the six months ended June 30, 2003, compared to approximately $40.1 million for the same period during 2002. The increase in net cash used in operating activities during the six months ended June 30, 2003, as compared to the same period in 2002, was primarily due to the increase in our net loss.

We expect the amount of net cash used in operating activities in 2003 to increase over the amount of net cash used in 2002. The extent of cash flow used in operating activities will be significantly affected by our expanded development plans for XYOTAX and our ability to offset the related development expenses by licensing XYOTAX.

Net cash provided by investing activities decreased to approximately $30.1 million during the six months ended June 30, 2003, compared to approximately $76.3 million for the same period during 2002. The decrease in net cash provided by investing activities during the six months ended June 30, 2003, as compared to the same period in 2002, was primarily due to a decrease in purchases of securities available-for-sale offset by a decrease in proceeds from sales and maturities of securities available-for-sale.

Net cash provided by financing activities totaled approximately $72.3 million during the six months ended June 30, 2003, compared to net cash used in financing activities of approximately $12.2 million for the same period during 2002. The increase in net cash provided by financing activities was primarily due to the net proceeds of $72.7 million we received from the issuance of $75.0 million of 4% convertible senior subordinated notes due July 1, 2010 offset by the repurchase of our common stock in 2002.

We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures. We expect that our existing capital resources will enable us to maintain our current and planned operations through 2004. Our future capital requirements will depend on many factors, including:

•	success of our sales and marketing efforts,

•	success in licensing XYOTAX,

•	progress in and scope of our research and development activities,

•	competitive market developments, and

•	success in acquiring complementary products, technologies or businesses.

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

Pending Merger

In June 2003, we entered into a definitive merger agreement with Novuspharma to acquire all of the outstanding stock of Novuspharma in exchange for 2.45 shares of CTI common stock for each outstanding ordinary share of Novuspharma. The estimated number of shares of CTI common stock to be issued under the merger agreement is approximately 15,914,000 shares. The calculation of the number of shares is based on outstanding Novuspharma ordinary shares of approximately 6,495,000 as of June 16, 2003, multiplied by the fixed exchange ratio of 2.45. The actual number of shares of CTI common stock to be issued will be determined based on the actual number of Novuspharma ordinary shares outstanding on the effective date of the merger. The total cost of the proposed merger is estimated to be approximately $197,216,000, based on a fair value of CTI common stock of $12.14, the average price of CTI common stock during a seven-day period beginning three trading days before and ending three trading days after the public announcement of the proposed merger (June 12, 13, 16, 17, 18, 19 and 20, 2003).

Under the terms of the merger agreement, Novuspharma will merge with and into CTI, with CTI continuing as the surviving corporation. The completion of the merger is subject to several conditions, including the approval of the merger by the shareholders of both companies, the approval of CTI’s application to list its shares on the Nuovo Mercato stock exchange in Italy and the application to list additional shares on the Nasdaq National Market in the United States, SEC clearance of CTI’s registration statement to register the shares of CTI common stock to be issued in the merger and other customary closing conditions. The transaction, while expected to close in the fourth quarter of 2003, may not be completed if any of the conditions are not satisfied. Under certain circumstances specified in the merger agreement, CTI or Novuspharma may terminate the agreement, and as a result, either CTI or Novuspharma may be required to pay a $4.75 million termination fee to the other party. Unless otherwise indicated, the discussions in this document relate to CTI as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Novuspharma.

Risk Factors

Factors Affecting Our Operating Results and Financial Condition

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this quarterly report on Form 10-Q.

We expect to continue to incur losses for the foreseeable future, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2003, we had an accumulated deficit of approximately $401.7 million. We may never become profitable, even if we are able to commercialize additional products. We need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to develop additional products, we may be unable to generate significant revenue or become profitable.

We have only one product, TRISENOX, for relapsed or refractory acute promyelocytic leukemia, or APL, that has received marketing approval to date. Our leading drug candidates, TRISENOX for other indications, XYOTAX and CT-2106 are currently in clinical trials. These clinical trials of the drug candidates involve the testing of potential therapeutic agents, or effective treatments, in humans in three phases to determine the safety and efficacy of the drug candidates necessary for an approved drug. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first Phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier Phase II trials for lisofylline. As a result, we are no longer developing lisofylline as a potential product. In addition, data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. The clinical trials of TRISENOX, XYOTAX, CT-2106 or any of our future drug candidates may not be successful. Many of our drug candidates are still in research and pre-clinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. We cannot assure you that:

•	our product candidates will be developed to a stage that will enable us to commercialize them or sell related marketing rights to pharmaceutical companies;

•	we will be able to commercialize product candidates in clinical development or sell the marketing rights to third parties; and

•	product candidates, if developed, will be approved.

We are dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. The failure to generate such revenues may preclude us from continuing our research and development of these and other product candidates.

We may be required to suspend, repeat or terminate our clinical trials if they do not meet regulatory requirements, the results are negative or inconclusive, or if the trials are not well designed.

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the tolerability and efficacy of the product, both on its own terms, and as compared to the other principal drugs on the market that have the same therapeutic indication. We cannot assure you that we will obtain authorization to permit product candidates that are already in the pre-clinical development phase to enter the human clinical testing phase. In addition, we cannot assure you that any authorized pre-clinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. We cannot assure you that such testing will show potential products to be safe and efficacious or that any such product will be approved for a specific indication. Further, the results from pre-clinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. In addition, we, or regulatory authorities, may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks.

Completion of clinical tests depends on, among other things, the number of patients available for testing, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests as well as competition with other clinical testing programs involving the same patient profile but different treatments. We rely on third parties, such as contract research organizations and/or co-operative groups, to assist us in overseeing and monitoring clinical trials as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or to meet the applicable standards. A failure by us or such third parties to keep to the terms of a product program development for any particular product candidate or to complete the clinical trials for a product candidate in the envisaged time frame could have significant negative repercussions on our business and financial condition.

Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.

Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. With the exception of TRISENOX for relapsed or refractory APL, all of our compounds currently are in research or development, and none have been submitted for marketing approval. Our other compounds may not enter human clinical trials on a timely basis, if at all, and we may not develop any product candidates suitable for commercialization.

Prior to commercialization, each product candidate will require significant additional research, development and pre-clinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. The development of anti-cancer drugs, including those currently being developed by CTI, is unpredictable and subject to numerous risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including they may:

•	be found ineffective or cause harmful side effects during pre-clinical testing or clinical trials;

•	fail to receive necessary regulatory approvals;

•	be difficult to manufacture on a large scale;

•	be uneconomical to produce;

•	fail to achieve market acceptance; or

•	be precluded from commercialization by proprietary rights of third parties.

Our product development efforts or our collaborative partners’ efforts may not be successfully completed and we may not obtain required regulatory approvals. Any products, if introduced, may not be successfully marketed nor achieve customer acceptance.

If we fail to establish and maintain collaborations or if our partners do not perform, we may be unable to develop and commercialize our product candidates.

We have entered into collaborative arrangements with third parties to develop and/or commercialize product candidates. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, the number of product candidates from which we could receive future revenues would decline.

Our dependence on collaborative arrangements with third parties will subject us to a number of risks that could harm our ability to develop and commercialize products:

•	collaborative arrangements may not be on terms favorable to us;

•	disagreements with partners may result in delays in the development and marketing of products, termination of our collaboration agreements or time consuming and expensive legal action;

•	we cannot control the amount and timing of resources that partners devote to product candidates or their prioritization of product candidates and partners may not allocate sufficient funds or resources to the development, promotion or marketing of our products, or may not perform their obligations as expected;

•	partners may choose to develop, independently or with other companies, alternative products or treatments, including products or treatments which compete with ours;

•	agreements with partners may expire or be terminated without renewal, or partners may breach collaboration agreements with us;

•	business combinations or significant changes in a partner’s business strategy might adversely affect that partner’s willingness or ability to complete its obligations to us; and

•	the terms and conditions of the relevant agreements may no longer be suitable.

We cannot assure you that we will be able to negotiate future collaboration agreements or that those currently in existence will make it possible for us to fulfill our objectives.

Because we based several of our drug candidates on unproven novel technologies, we may never develop them into commercial products.

We base many of our product candidates upon novel technologies that are used to discover and develop drugs for the treatment of cancer. These technologies have not been proven. Furthermore, pre-clinical results in animal studies may not predict outcome in human clinical trials. Our product candidates may not be proven safe or effective. If these technologies do not work, our drug candidates may not develop into commercial products.

We may not complete our clinical trials in the time expected, which could delay or prevent the commercialization of our products.

Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient enrollment. Clinical trials involving our product candidates may not commence nor be completed as forecasted. We have limited experience in conducting clinical trials. In certain circumstances we will rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. These trials may not commence or be completed as we expect. They may not be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could delay or prevent the commercialization of our products and harm our business.

If we fail to protect adequately our intellectual property, our competitive position could be harmed.

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to:

•	obtain patent protection for our products and processes in the United States and other countries;

•	protect our trade secrets; and

•	prevent others from infringing on our proprietary rights.

In particular we believe that linking our polymers to existing drugs may yield patentable subject matter. We do not believe that our polymer-drug conjugates will infringe any valid third-party patents covering the underlying drug. However, we may not receive any patents for our polymer conjugates and we may be challenged by the holder of a patent covering the underlying drug.

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

We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Third parties may independently develop such know-how or otherwise obtain access to our technology. While in the past we have required, and we will require, employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored.

If any of our license agreements for intellectual property underlying TRISENOX, XYOTAX or any other products are terminated, we may lose our rights to develop or market that product.

Patents issued to third parties may cover our products as ultimately developed. We may need to acquire licenses to these patents or challenge the validity of these patents. We may not be able to license any patent rights on acceptable terms or successfully challenge such patents. The need to do so will depend on the scope and validity of these patents and ultimately on the final design or formulation of the products and services that we develop. We have licensed intellectual property, including patent applications from Memorial Sloan-Kettering Cancer Center, Samuel Waxman Cancer Research Foundation, Beijing Medical University and others, including the intellectual property directed to arsenic drugs and TRISENOX. We have also in-licensed the intellectual property relating to our polymer drug delivery technology, including XYOTAX and CT-2106. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under those licenses. We may not be able to meet our obligations under these licenses. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology.

If we cannot enter into new licensing arrangements, our future product portfolio and potential profitability could be harmed.

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories.

Substantially all of the product candidates in clinical development are in-licensed from a third party, including TRISENOX and XYOTAX. Competition for new promising compounds and commercial products can be intense. If we are not able to identify future in-licensing opportunities and enter into future licensing arrangements on acceptable terms, our future product portfolio and potential profitability could be harmed.

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

We expect that our capital resources and the interest earned thereon will enable us to maintain our planned operations through 2004. Beyond that time, if our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We will require substantial funds to: (1) continue our research and development programs, (2) in-license or acquire additional technologies or products, (3) conduct pre-clinical studies and clinical trials and (4) launch new drug products. We may repeatedly need to raise additional capital to fund our operations. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

•	the establishment of additional collaborations;

•	the development of competing technologies or products;

•	changing market conditions;

•	the cost of protecting our intellectual property rights;

•	the purchase of capital equipment;

•	the progress of our drug discovery and development programs, the progress of our collaborations and receipt of any option/license, milestone and royalty payment resulting from those collaborations; and

•	in-licensing and acquisition opportunities.

Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we may curtail operations significantly, including the delay, modification or cancellation of research and development programs aimed at bringing new products to market. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, you may experience dilution of your proportionate ownership of our company.

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

We face direct and intense competition from our competitors in the biotechnology and pharmaceutical industries and we may not compete successfully against them.

The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may succeed in developing, licensing or marketing technologies and drugs that are more effective or less costly than any we are developing, including generic drugs. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. In particular, we will face direct competition from many companies focusing on delivery technologies. Drugs resulting from our research and development efforts, if approved for sale, may not compete successfully with our competitors’ existing products or products under development.

We may be unable to attain the raw materials necessary to produce our XYOTAX product candidate in sufficient quantity to meet demand when and if such product is approved.

Paclitaxel is derived from certain varieties of yew trees. Supply of yew trees is tightly controlled by a limited number of companies. We cannot be sure that we will be able to continue to purchase the materials necessary to produce XYOTAX in adequate volume and quality. We purchase the majority of the paclitaxel we need from a single vendor. We also purchase the raw material polyglutamic acid from a single source on a purchase order basis. Should the paclitaxel or polyglutamic acid purchased from our sources prove to be insufficient in quantity or quality, or should this relationship terminate, we cannot assure you that we will be able obtain a sufficient supply from alternate sources.

We depend on third party manufacturers and therefore may not have sufficient control over the manufacture of our products.

We do not currently have internal facilities for the manufacture of any of our products or product candidates for clinical evaluation or commercial production. In addition, TRISENOX, our first commercial product, is currently manufactured by a single vendor. In 2002, we began the process of qualifying an additional supplier for our finished product manufacturing for TRISENOX. This additional supplier received FDA approval to manufacture TRISENOX in June 2003. We cannot assure that our suppliers will be able to provide us with finished product if and when we need it. We may need to develop additional manufacturing resources, enter into collaborative arrangements with other parties that have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with current good manufacturing practices, or cGMPs, or similar standards imposed by foreign regulatory authorities where our products are tested and/or marketed. Contract manufacturers may violate cGMPs and the FDA is continuing to maintain its oversight of drug manufacturers. The FDA may take action against a contract manufacturer who violates cGMPs. Such actions may include requiring the contract manufacturer to cease its manufacturing activities. Another of our products under development, XYOTAX, is complex to manufacture, which may prevent us from obtaining a sufficient supply for the increased clinical trials that are currently planned or underway.

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

Regulatory agencies have approved only one of our products, TRISENOX, for sale in the United States and the EU, to treat patients with APL who are refractory to, or have relapsed from, retinoid and anthracycline chemotherapy. Before we can market TRISENOX for other indications, we must obtain additional FDA and/or EMEA approval. Our other products are in development, and will have to be approved by the FDA before they can be marketed in the United States and by the EMEA or European national regulatory authorities before they can be marketed in the EU. Obtaining FDA and EMEA approval requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. If the FDA or the EMEA does not approve our products and/or any additional indications for our currently marketed product in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected.

In addition, we and our currently marketed product and our product candidates are and will be subject to comprehensive regulation by the FDA and the EMEA. Regulation by the FDA and EMEA begins before approval for marketing is granted and continues during the life of each product. For example, TRISENOX was approved by the FDA under its accelerated approval process and by the EMEA “under exceptional circumstances” and CTI committed to completing several post-approval requirements to both the FDA and the EMEA, including the conduct of additional clinical studies. If CTI fails to fulfill these obligations, the FDA may withdraw approval of TRISENOX. In addition, the FDA and the EMEA regulate, for example, research and development, including pre-clinical and clinical testing, safety, effectiveness, manufacturing, labeling, advertising, promotion, export, and marketing of our products. Manufacturing processes must conform to cGMPs and the FDA and EMEA or European national regulatory authorities periodically inspect manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort to maintain compliance. Also, a drug may not be promoted for other than its approved indication, and the FDA and EMEA may institute enforcement action against companies that do so. Our failure to comply with this or other FDA or EMEA requirements may result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

Additionally, we are and will be subject to numerous regulations and statutes regulating the manner of selling and obtaining reimbursement for our products that receive marketing approval. For example, federal statutes generally prohibit providing certain discounts and payments to physicians to encourage them to prescribe our product. Violations of such regulations or statutes may result in treble damages, fines or exclusion from participation in federal and state health care programs. Although we have policies prohibiting violations of relevant regulations and statutes, unauthorized actions of our employees or consultants, or unfavorable interpretations of such regulations or statutes may result in third parties or regulatory agencies bringing legal proceedings or enforcement actions against us.

If we lose our key personnel or we are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products.

We are highly dependent on Dr. James A. Bianco, our chief executive officer, and Dr. Jack W. Singer, our executive vice president, research program chairman. The loss of any one of these principal members of our scientific and management staff, or failure to attract or retain other key employees, could prevent us from pursuing collaborations or developing our products and core technologies. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors are employed by other employers or are self-employed, and have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

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

The ongoing efforts of governmental and third party payors to contain or reduce the cost of health care will affect our ability to commercialize our products successfully. Governmental and other third party payors are increasingly attempting to contain health care costs by:

•	challenging the prices charged for health care, products and services;

•	limiting both coverage and the amount of reimbursement for new therapeutic products;

•	denying or limiting coverage for products that are approved by the FDA or EMEA but are considered experimental or investigational by third-party payors;

•	refusing to provide coverage when an approved product is used for disease indications in a way that has not received FDA or EMEA marketing approval; and

•	denying coverage altogether.

The trend toward managed health care in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products. In addition, in almost all European markets, pricing and choice of prescription pharmaceuticals are subject to government control. Therefore, the price of our products and their reimbursement in Europe will be determined by national regulatory authorities.

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

We may not be able to conduct animal testing, which could harm our company’s research and development activities.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended June 30, 2003, our stock price has ranged from a low of $2.68 to a high of $15.70. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

Factors that may have a significant impact on the market price and marketability of our common stock include:

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our quarterly operating results;

•	announcements by us or others of results of pre-clinical testing and clinical trials;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	changes in health care policies and practices;

•	economic and other external factors; and

•	general market conditions.

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

Our articles of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire or make a bid for us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, shares of our preferred stock may be issued in the future without further shareholder approval and upon such terms and conditions and having such rights, privileges and preferences, as the board of directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. We have no present plans to issue any additional shares of preferred stock. In addition, we have adopted a shareholder rights plan that, along with certain provisions of our articles of incorporation, may have the effect of discouraging certain transactions involving a change of control of the company.

Risks Related to Proposed Acquisition of Novuspharma S.p.A.

The integration of CTI and Novuspharma will be a challenging, complex, time-consuming and expensive process and may disrupt both companies’ businesses if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

•	effectively pursuing the clinical development and regulatory approvals of our and Novuspharma’s product candidates while effectively marketing CTI’s current approved product (TRISENOX);

•	successfully commercializing products under development and increasing revenues from TRISENOX;

•	retaining existing strategic partners;

•	retaining and integrating management and other key employees of both CTI and Novuspharma;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating purchasing and procurement operations in multiple locations;

•	maintaining an adequate level of liquidity to fund our continuing operations and expansion;

•	integrating the business cultures of CTI and Novuspharma and maintaining employee morale, particularly in light of an anticipated reduction in workforce;

•	transitioning all facilities to a common information technology system;

•	developing and maintaining uniform standards, controls, procedures and policies that comply with both U.S. and Italian laws and regulations;

•	maintaining adequate focus on the core business of the combined company while integrating operations;

•	maintaining relationships with employees, strategic partners, manufacturers and suppliers while integrating management and other key personnel; and

•	coping with unanticipated expenses related to integration of the two companies.

We may not succeed in addressing these challenges or any other problems encountered in connection with the merger, which may be exacerbated by the geographic separation of CTI and Novuspharma. Our company’s U.S. officers will be located in Seattle, Washington, in the United States, while our Italian officers will be located in Bresso (Milan), Italy. In addition, our European headquarters will be moved from the United Kingdom to Novuspharma’s offices in Bresso (Milan), Italy following the merger. If management is not able to address these challenges, we may not achieve the anticipated benefits of the merger, which may have a material adverse effect on our business and could result in the loss of key personnel.

We face numerous additional risks in connection with the proposed merger with Novuspharma, which may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market values of CTI common stock and Novuspharma ordinary shares will continue to vary prior to completion of the merger transaction due to changes in the business, operations or prospects of CTI or Novuspharma, market assessments of the merger, regulatory considerations, market and economic considerations, or other factors. However, there will be no adjustment to the exchange ratio between CTI and Novuspharma shares in connection with the merger, and the parties do not have a right to terminate the merger agreement based upon changes in the market price of either CTI common stock or Novuspharma ordinary shares.

Completion of the merger also is subject to numerous risks and uncertainties. CTI and Novuspharma may be unable to obtain regulatory or shareholder approvals required to complete the merger in a timely manner or at all. In order to obtain regulatory approval, we may be required to comply with material restrictions or conditions. CTI and Novuspharma also are required to obtain separate shareholder approvals in connection with the merger. In the case of Novuspharma shareholders, Italian law provides them with certain rescission rights that may entitle them to receive cash payment for their Novuspharma ordinary shares, the payment of which may substantially reduce our cash reserves. If the merger is not completed, the price of CTI common stock may decline to the extent that the current market price of CTI common stock reflects a market assumption that the merger will be completed. Moreover, CTI would not derive the strategic benefits expected to result from the merger, such as adding to our product pipeline and achieving time and cost savings. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances, CTI may be required to pay Novuspharma a termination fee of $4.75 million in connection with the termination of the merger agreement.

If the merger is completed, the issuance of CTI common stock to Novuspharma shareholders will substantially reduce the percentage interest of CTI shareholders. Additionally, we will face risks associated with the expansion of CTI to incorporate Novuspharma operations. Also, as described above, we will continue to face risks associated with the integration of the businesses and operations of CTI and Novuspharma, and we may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated. Also, because Novuspharma is based in Italy, we will be subject to risks relating to international expansion, including fluctuations in the exchange rate of the dollar relative to the euro, which could cause costs to be greater than we expect and introduce additional volatility in our reported quarterly results. Moreover, charges to earnings resulting from the application of the purchase method of accounting may affect our results of operation adversely following the merger, as CTI will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, CTI may be required to incur material charges relating to the impairment of those assets. The foregoing risks are described in more detail in the section entitled “Risk Factors” of the Registration Statement on Form S-4 filed by CTI with the Securities and Exchange Commission on July 9, 2003, as amended.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at June 30, 2003 and December 31, 2002 was $82.8 million and $122.3 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $828,000 and $1.2 million as of June 30, 2003 and December 31, 2002, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity. As of June 30, 2003 and December 31, 2002, the fair value of the interest rate swap was a liability of approximately $1.4 million and $1.2 million, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In June 2003, we issued $75.0 million of 4.0% convertible subordinated notes due July 1, 2010 (the “Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended. The initial transaction fees associated with the Notes totaled approximately $2.3 million, and the net proceeds to us from the offering of the Notes were approximately $72.7 million. Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into our common stock at an initial conversion rate of 74.0741 shares of common stock for each $1,000 principal amount of Notes. This conversion rate is equivalent to a conversion price of approximately $13.50 per share. The initial conversion rate is subject to adjustment under certain circumstances as specified in the indenture for the Notes. We may redeem the Notes under certain circumstances.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On June 20, 2003, we held our 2003 Annual Meeting of Shareholders (the “Annual Meeting”). Each share of Common Stock was entitled to one vote per share.

(b) See (c) below.

(c) At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

Director Nominated	Term Expires	VOTES FOR	WITHHELD
John M. Fluke, Jr.	2004	29,397,176	752,060
Mary O. Mundinger, DrPH	2006	29,399,958	749,278
Jack W. Singer, M.D.	2006	29,485,619	663,617
Martin P. Sutter	2006	29,387,269	761,967

Other directors whose terms of office continued after the meeting are as follows: James A. Bianco, M.D., Jack L. Bowman, Vartan Gregorian, Ph.D., Max E. Link, Ph.D. and Phillip M. Nudelman, Ph.D.

Our shareholders approved our 2003 Equity Incentive Plan, which replaces the 1994 Equity Incentive Plan (the “1994 Plan”) and reserves for issuance a total of 1,150,000 shares of our common stock and up to 345,000 shares that were reserved but not issued under the 1994 Plan. With respect to this proposal, there were 26,557,815 votes cast for the proposal, 3,457,105 votes cast against the proposal and 134,316 abstentions.

Our shareholders approved the amendment to our 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the plan by 150,000 shares. With respect to this proposal, there were 29,457,228 votes cast for the proposal 584,933 votes cast against the proposal and 107,075 abstentions.

Our shareholders also ratified the selection of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2003. With respect to this proposal, there were 29,794,051 votes cast for the proposal, 338,542 votes cast against the proposal and 16,643 abstentions.

The foregoing matters are described in detail in the Company’s proxy statement dated May 14, 2003 for the Annual Meeting. No other matters were voted on at the Annual Meeting.

(d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.3	Agreement and Plan of Merger by and between Cell Therapeutics, Inc. and Novuspharma, S.p.A., dated as of June 16, 2003.

4.5	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as trustee, dated June 23, 2003.

10.23	Registration Rights Agreement dated June 23, 2003, by and among Cell Therapeutics, Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc.

31	Certification under section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification under section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 22, 2003, we filed a report on Form 8-K announcing the issuance of our financial results for the fiscal quarter ended March 31, 2003.

On June 17, 2003, we filed a report on Form 8-K related to the announcement that we entered into an Agreement and Plan of Merger with Novuspharma S.p.A., pursuant to which Novuspharma will merge with and into us and we will be the surviving corporation.

On June 19, 2003, we filed a report on Form 8-K related to our convertible senior subordinated notes offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On July 24, 2003, we filed a report on Form 8-K announcing the issuance of our financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: August 6, 2003	By: /s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 6, 2003	By: /s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President, Finance and Administration
(Principal Financial Officer, Chief Accounting Officer)