Form 10-Q
period 2003-09-30
CELL THERAPEUTICS INC
filed 2003-11-12
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2003
Common Stock, no par value	34,000,689

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,250	$17,946
Securities available-for-sale	112,119	122,311
Interest receivable	1,489	1,900
Accounts receivable, net	775	2,150
Inventory	798	878
Note receivable from officer	3,500	—
Prepaid expenses and other current assets	5,863	6,157

Total current assets	138,794	151,342

Property and equipment, net	11,614	11,652
Note receivable from officer	—	3,500
Goodwill, net	12,064	12,064
Other intangibles, net	1,669	2,670
Other assets and deferred charges	9,709	5,552

Total assets	$173,850	$186,780

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,063	$2,444
Accrued expenses	22,245	11,796
Accrued liability related to PolaRx acquisition	30	4,000
Current portion of deferred revenue	888	1,003
Current portion of long-term obligations	1,830	2,250

Total current liabilities	26,056	21,493
Convertible senior subordinated notes	160,459	85,460
Convertible subordinated notes	29,640	29,640
Deferred revenue, less current portion	1,445	2,090
Other long-term obligations, less current portion	3,102	4,614
Commitments
Shareholders’ equity (deficit):
Preferred Stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Series D, 10,000 shares designated, none issued or outstanding	—	—
Common Stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 33,988,002 and 33,054,176 at September 30, 2003 and December 31, 2002, respectively	390,179	384,994
Deferred stock-based compensation	(2,275)	—
Accumulated other comprehensive loss	(937)	(1,056)
Accumulated deficit	(433,819)	(340,455)

Total shareholders’ equity (deficit)	(46,852)	43,483

Total liabilities and shareholders’ equity (deficit)	$173,850	$186,780

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$5,910	$3,450	$15,501	$7,364
License and contract revenues	629	962	2,048	1,576

Total revenues	6,539	4,412	17,549	8,940

Operating expenses:
Cost of product sold	221	164	619	389
Research and development	22,471	17,970	65,123	44,063
Selling, general and administrative	13,282	13,144	39,099	35,410
Amortization of purchased intangibles	334	1,675	1,001	5,026

Total operating expenses	36,308	32,953	105,842	84,888

Loss from operations	(29,769)	(28,541)	(88,293)	(75,948)
Other income (expense):
Investment income	391	970	1,496	4,026
Interest expense	(2,741)	(2,821)	(6,567)	(8,518)

Other expense, net	(2,350)	(1,851)	(5,071)	(4,492)

Net loss	$(32,119)	$(30,392)	$(93,364)	$(80,440)

Basic and diluted net loss per common share	$(0.96)	$(0.93)	$(2.80)	$(2.36)

Shares used in calculation of basic and diluted net loss per common share	33,605	32,705	33,297	34,099

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(93,364)	$(80,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,522	7,100
Amortization of investment premium	2,630	3,384
Equity-based compensation expense (reversal)	533	(376)
Loss on disposition of property and equipment	44	—
Noncash rent benefit	(10)	(86)
Changes in operating assets and liabilities:
Interest receivable	411	1,521
Accounts receivable, net	1,374	333
Inventory	81	98
Prepaid expenses and other current assets	297	(117)
Other assets and deferred charges	2,105	2,829
Accounts payable	(1,381)	(231)
Accrued expenses	9,492	6,650
Deferred revenue	(760)	(398)

Total adjustments	18,338	20,707

Net cash used in operating activities	(75,026)	(59,733)

Investing activities
Purchases of securities available-for-sale	(152,676)	(245,447)
Proceeds from sales of securities available-for-sale	15,888	94,232
Proceeds from maturities of securities available-for-sale	144,343	224,079
Payment related to PolaRx acquisition	(3,970)	—
Deferred acquisition costs related to Novuspharma merger	(2,461)	—
Purchases of property and equipment	(2,527)	(4,777)
Issuance of note receivable to officer	—	(3,500)

Net cash provided by (used in) investing activities	(1,403)	64,587

Financing activities
Proceeds from issuance of convertible senior subordinated notes, net	72,153	—
Repurchase of common stock	—	(16,419)
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	1,876	691
Repayment of long-term obligations	(1,296)	(1,365)
Proceeds from the issuance of long-term obligations	—	1,923

Net cash provided by (used in) financing activities	72,733	(15,170)

Net decrease in cash and cash equivalents	(3,696)	(10,316)
Cash and cash equivalents at beginning of period	17,946	38,688

Cash and cash equivalents at end of period	$14,250	$28,372

Supplemental disclosure of cash and noncash flow information
Cash paid during the period for interest	$3,266	$5,242

Issuance of common stock for payment of preferred stock dividend	$500	$500

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying unaudited financial information of Cell Therapeutics, Inc. (or “CTI”) as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2002 included in our Form 10-K/A.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are generally recorded upon shipment net of an allowance for returns and discounts. Allowances for returns, discounts and bad debts, which are netted against accounts receivable, totaled approximately $1.7 million and $859,000 at September 30, 2003 and December 31, 2002, respectively.

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

In November 2002, the Emerging Issues Task Force (or “EITF”) of the Financial Accounting Standards Board (or “FASB”) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have a stand-alone value for the customer and whether there is evidence of fair value of the undelivered items. In addition, the total consideration should be allocated among the separate units of accounting based on their fair values and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. We have adopted EITF 00-21 as of July 1, 2003, and will apply its provisions for all revenue arrangements we enter into on or after this date. During the quarter ended September 30, 2003, there has been no significant impact of our adoption of EITF 00-21 on our revenue recognition accounting policies. We will continue to evaluate the impact of EITF 00-21 as we enter into new revenue arrangements in the future.

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

	September 30, 2003	December 31, 2002
Work in process	$605	$548
Finished goods	193	330

	$798	$878

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related clinical trial manufacturing costs, contract and other outside service fees, and facilities and overhead costs. Research and development expenses consist of costs incurred for proprietary and collaboration research and development and also include activities such as product registries and investigator sponsored trials. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research, clinical trial, and related clinical trial manufacturing costs, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. In November 2003, the FASB indefinitely deferred the effective date of the statement for certain types of mandatorily redeemable financial instruments. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity (deficit) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at September 30, 2003 and December 31, 2002. We do not enter into forward agreements for trading purposes.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and on our interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Total comprehensive loss was $31.7 million and $31.3 million for the three month periods ended September 30, 2003 and 2002, respectively. Total comprehensive loss was $93.2 million and $82.2 million for the nine month periods ended September 30, 2003 and 2002, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	September 30, 2003	December 31, 2002
Net unrealized gains on securities available-for-sale	$128	$135
Net unrealized losses on interest rate swap	(1,065)	(1,191)

	$(937)	$(1,056)

3. Stock-Based Compensation

In accordance with SFAS 123, Accounting for Stock-Based Compensation, we elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB, 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, compensation cost for employee stock options is measured as the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. Compensation cost for restricted stock units equals the market price of our common stock at the date of grant. Any deferred compensation is recognized on a graded vesting method. Under our plan, stock options are generally granted at fair market value.

In accordance with the provisions of SFAS 123, we apply APB 25 and related interpretations in accounting for our stock incentive plans and, accordingly, do not recognize compensation cost for options granted with exercise prices equal to or greater than fair value. If we elected to recognize compensation cost based on the fair value of the awards granted at grant date as prescribed by SFAS 123, net loss and basic and diluted net loss per share would have been adjusted, or increased, as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(32,119)	$(30,392)	$(93,364)	$(80,440)
Add: Stock-based employee compensation included in reported net loss	122	75	146	128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,668)	(5,614)	(9,455)	(17,452)

As adjusted	$(34,665)	$(35,931)	$(102,673)	$(97,764)

Basic and diluted net loss per share:
As reported	$(0.96)	$(0.93)	$(2.80)	$(2.36)
As adjusted	$(1.03)	$(1.10)	$(3.08)	$(2.87)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following other assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average risk-free interest rates	2.98%	3.0%	2.62%	3.0%
Average expected life (in years)	4.5	4.5	4.5	4.5
Volatility	1.02	1.06	1.02	1.06

4. Convertible Senior Subordinated Notes

In June 2003, we issued $75.0 million principal amount of 4.0% convertible senior subordinated notes due July 1, 2010 with interest payable semi-annually in January and July. Net proceeds to us were approximately $72.2 million, after deducting expenses and underwriters’ discounts and commissions. We recorded issuance costs related to the notes of approximately $2.8 million. These issuance costs are recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

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

5. Proposed Acquisition of Novuspharma, S.p.A.

On June 16, 2003, we entered into an Agreement and Plan of Merger with Novuspharma, S.p.A., an Italian biopharmaceutical company (“Novuspharma”), to acquire all of the outstanding stock of Novuspharma in exchange for 2.45 shares of CTI common stock for each outstanding ordinary share of Novuspharma. The estimated number of shares of CTI common stock to be issued under the merger agreement is approximately 16,027,000 shares. Under the terms of the merger agreement, Novuspharma will merge with and into CTI, with CTI continuing as the surviving corporation. The Securities and Exchange Commission (“SEC”) declared CTI’s Registration Statement on Form S-4 containing a joint proxy statement/prospectus with respect to the merger effective on September 22, 2003. On October 23, 2003, CTI and Novuspharma shareholders approved the merger of Novuspharma with and into CTI. The completion of the merger remains subject to several additional conditions, including the approval of CTI’s application to list its shares on the Nuovo Mercato stock exchange in Italy and the application to list additional shares on the Nasdaq National Market in the United States and other customary closing conditions.

The transaction is expected to close in the fourth quarter of 2003 or early in the first quarter of 2004. Unless otherwise indicated, the discussion in this document relates to CTI as a stand-alone entity and does not reflect the impact of the proposed merger with Novuspharma.

For the three months ended September 30, 2003, Novuspharma provided $244,000 of research and development services to CTI, all of which was unpaid as of September 30, 2003.

6. Restructuring Activities

In the third quarter of 2003, we began to implement plans to reduce our workforce to eliminate areas of redundancy and capitalize on synergies and efficiencies expected to be created by the proposed merger with Novuspharma. We expect to reduce our workforce by approximately 50 to 60 employees with severance dates between September 30, 2003 and September 30, 2004. As of September 30, 2003, a total of 31 employees had received notice of termination. Employee separation costs associated with the reorganization consist primarily of one-time termination benefits, principally severance payments and for certain key employees include retention bonuses, and are recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” During the three months ended September 30, 2003, we accrued approximately $585,000 in research and development expenses for employee termination benefits related to those employees who had received termination notification as of September 30, 2003, and expect to incur additional expenses of approximately $0.8 million over the next twelve months. There were no employee separation payments made during the quarter ended September 30, 2003.

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

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of September 30, 2003, we had incurred aggregate net losses of approximately $433.8 million since inception. We expect to continue to incur significant additional operating losses over the next several years from our research and development efforts. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P. and scientists at the M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to PG-TXL, and to all potential uses of PG-TXL’s polymer technology. PG-TXL is paclitaxel linked to polyglutamate, and is branded as XYOTAX™. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. We will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement of up to $15.5 million, and royalty payments on net product sales. As of September 30, 2003, we have made $5.0 million in milestone payments.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we purchased paclitaxel at a pre-determined price and will receive supply through early 2004.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period on a straight-line basis. Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002, we may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54 million in development expenditures over the course of the licensing agreement. During 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, and two additional phase III trials of XYOTAX in the front line treatment of poor performance status patients (“PS2”) with non-small cell lung cancer.

In November 2002, we announced that the Gynecologic Oncology Group, or GOG, plans to conduct a phase III trial of XYOTAX in front-line treatment of ovarian cancer. This trial is expected to begin at the end of 2003. We had initiated a XYOTAX phase III ovarian clinical trial in July 2002, but have since closed this trial as a result of the GOG’s decision to conduct the trial.

TRISENOX

In January 2000, we acquired TRISENOX upon our acquisition of PolaRx Biopharmaceuticals, Inc., or PolaRx, a single product company that owned the rights to TRISENOX. The acquisition was accounted for as a purchase transaction. The aggregate purchase price of approximately $36.2 million consisted primarily of five million shares of common stock and included assumed net liabilities of $3.9 million from PolaRx. In connection with our achievement of a $10 million sales threshold, we recorded $4.0 million in additional goodwill and a current liability to the former shareholders of PolaRx in the fourth quarter of 2002, which was primarily paid down during the first and second quarters of 2003. An additional $5.0 million payout tied to a sales threshold of $20 million in any four consecutive quarters is payable in cash or common stock with a market value of $5 million, within thirty days following the end of the first calendar quarter after the end of the previous four calendar quarter period in which such threshold is achieved. We estimate that we will exceed this threshold in the fourth quarter of 2003. For any calendar year that sales of TRISENOX exceed $40 million, PolaRx shareholders will receive a 2% royalty on total net sales for that year payable in cash or common stock at the then fair market value of our common stock, payable within thirty days following the end of the calendar year. Any additional or contingent payments made to PolaRx shareholders will be considered additional purchase price and will be capitalized as additional goodwill.

In September 2000, we received marketing approval of our New Drug Application, or NDA, by the Food and Drug Administration, or FDA, for TRISENOX (arsenic trioxide). Sales of Trisenox commenced in the U.S. in October 2000 and in March 2002, we received from the European Agency for the Evaluation of Medicinal Products, or EMEA, approval to market TRISENOX in the European Union, or EU. We commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002. We have recorded cumulative net product sales for TRISENOX of approximately $33.5 million through September 30, 2003. TRISENOX is manufactured primarily by a single vendor and sold through our direct sales force.

In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX (arsenic trioxide) injection in Japan, South Korea, and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which we recorded as deferred revenue and which is being recognized on a straight-line basis over the estimated time to receive marketing authorization application approval. Under the agreement, we received and recognized as revenue a $500,000 milestone payment in the second quarter of 2003 related to Nippon’s submission of an NDA in Japan and we may also receive future milestone payments totaling up to $3.5 million upon attainment of certain achievements.

Other Compounds

We are developing a novel polyglutamate-camptothecin molecule, or CT-2106. We filed a U.S. investigational new drug application, or IND, in December 2001 for this compound, initiated a phase I clinical study in the first quarter of 2002 and plan to initiate a phase II trial in the first quarter of 2004.

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

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Generally, product sales are recorded upon shipment to distributors. Product sales are recorded net of an allowance for estimated returns and discounts based on historical experience. In estimating returns, we analyze historical returns, sales patterns, estimated inventory on hand at the distributors and the remaining shelf life of that inventory. In arriving at the accrual for product returns we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. Allowances for returns, discounts and bad debts are netted against accounts receivable.

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

Revenue associated with up-front license fees and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. If the time period is not defined in the agreement, we calculate the revenue recognition period based on our current estimate of the research and development period considering experience with similar projects, level of effort and the stage of development. Should there be a change in our estimate of the research and development period, we will revise the term over which the initial payment is recognized. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue.

In November 2002, the Emerging Issues Task Force (or “EITF”) of the Financial Accounting Standards Board (or “FASB”) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have a stand-alone value for the customer and whether there is evidence of fair value of the undelivered items. In addition, the total consideration should be allocated among the separate units of accounting based on their fair values and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. We have adopted EITF 00-21 as of July 1, 2003, and will apply its provisions for all revenue arrangements we enter into on or after this date. During the quarter ended September 30, 2003, there has been no significant impact of our adoption of EITF 00-21 on our revenue recognition accounting policies. We will continue to evaluate the impact of EITF 00-21 as we enter into new revenue arrangements in the future.

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

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related clinical trial manufacturing costs, contract and other outside service fees, and facilities and overhead costs. Research and development expenses consist of costs incurred for proprietary and collaboration research and development and also include activities such as product registries and investigator sponsored trials. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research, clinical trial, and related clinical trial manufacturing costs, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at September 30, 2003 and December 31, 2002. We do not enter into forward agreements for trading purposes.

Recent Developments

In October 2003, following a planned safety analysis by an independent Data Monitoring Committee of its three pivotal trials for XYOTAX in non-small cell (NSC) lung cancer, CTI implemented a study amendment to reduce the dose of XYOTAX from 235mg/m2 to 175mg/m2 in its STELLAR 4 trial. STELLAR 4 is a phase III clinical trial of XYOTAX against either gemcitabine or vinorelbine in the front-line treatment of PS2 patients with NSC lung cancer. This change was based on a small percentage of patients in the study who appeared to develop early (first- or second-cycle) neutropenic-related toxicities, which may be prevented by the administration of a lower dose (175mg/m2) of XYOTAX. The 175mg/m2 dose was well tolerated in prior phase II studies in more than 135 patients, including PS2 (“high risk”) NSC lung cancer patients. All patients currently enrolled on STELLAR 4 will continue their treatment at the lower dose of 175mg/m2, while the comparator arm dosages will continue according to the protocol at their approved marketed dose.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002.

Product sales. We recorded net product sales of approximately $5.9 million and $3.5 million for TRISENOX for the three months ended September 30, 2003 and 2002, respectively. TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. The increase in net sales is primarily due to greater demand for our product as well as an increase in sales price in 2003. We expect our net sales to continue to increase during 2003 and 2004.

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

For the three months ended September 30, 2003, we recognized approximately $629,000 of license and contract revenue, of which $254,000 related to the amortization of the initial payments from Chugai and Nippon and $375,000 related to cost reimbursements for development expenses received from Chugai. For the three months ended September 30, 2002, we recognized approximately $962,000 of license and contract revenue of which $827,000 related to cost reimbursements for development expenses received from Chugai and $135,000 related to the amortization of the initial payment from Chugai.

Cost of product sold. The cost of product sold during the three months ended September 30, 2003 and 2002 was approximately $221,000 and $164,000, respectively. Our gross margins have remained consistent over the periods. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Compounds under development:
XYOTAX	$13,156	$9,492
TRISENOX	1,052	1,712
Other compounds	434	886
Operating expenses	4,754	3,611
Discovery research	3,075	2,269

Total research and development expenses	$22,471	$17,970

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications to the FDA or similar regulatory filings with agencies outside the U.S. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy, and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX and TRISENOX are $93.3 million and $16.7 million, respectively.

Research and development expenses increased to approximately $22.5 million for the three months ended September 30, 2003, from approximately $18.0 million for the three months ended September 30, 2002. Costs for our XYOTAX program increased by approximately $5.5 million primarily due to clinical and manufacturing costs associated with the set up, initiation and execution of our three phase III clinical trials and other clinical trials offset in part by a $2.0 million charge for a payment related to the achievement of contractual milestones associated with the completion of a phase II trial and the filing of the first IND application in Japan during the three months ended September 30, 2002. TRISENOX costs decreased primarily as a result of a reduction in clinical costs of approximately $0.5 million. Costs incurred for other compounds decreased primarily due to higher manufacturing and clinical costs for CT-2106 during the three months ended September 30, 2002. Operating expenses increased by approximately $1.1 million primarily due to additional personnel and occupancy costs related to our expanded development plans for XYOTAX, TRISENOX and CT-2106. Costs for discovery research increased by approximately $0.8 million mainly due to employee termination benefits resulting from the reduction in workforce associated with our proposed merger with Novuspharma in addition to increased occupancy costs. We anticipate increased research and development expenses in connection with our clinical development plans for XYOTAX and our other products.

Our lead drug candidates, XYOTAX and TRISENOX for indications other than relapsed or refractory acute promyelocytic leukemia, are currently in clinical trials. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMEA, regulate many aspects of a product candidate’s life cycle, including research and development and pre-clinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Many of our drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

Our products will be successful only if:

•	our product candidates are developed to a stage that will enable us to commercialize them or sell related marketing rights to pharmaceutical companies;

•	we are able to commercialize product candidates in clinical development or sell the marketing rights to third parties; and

•	our product candidates, if developed, are approved.

We will be dependent on the successful completion of these goals in order to generate revenues. The failure to generate such revenues may preclude us from continuing our research and development of these and other product candidates. We also enter into collaboration agreements for the development and commercialization of our product candidates. We cannot control the amount and timing of resources our collaborators devote to product candidates, which may also result in delays in the development or marketing of products.

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. Based on our current development plans, we anticipate launching XYOTAX for non-small-cell lung cancer in 2005. If this launch is successful, we would expect to receive material cash inflows in 2006 for this compound.

With the exception of TRISENOX, we anticipate that we will not generate revenue from the sale of commercial drugs for at least a few years, if ever. Without revenue generated from commercial sales, we anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $13.3 million for the three months ended September 30, 2003, from approximately $13.1 million for the three months ended September 30, 2002. This increase is a result of approximately $1.3 million of additional marketing and sales costs for TRISENOX and approximately $0.6 million of additional operating, personnel and occupancy costs associated with supporting our research, development and marketing activities, including stock-based compensation charges. These costs were offset in part by reductions of approximately $1.2 million in our corporate communications program and approximately $0.7 million in maintenance and operating costs of our leased aircraft. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Amortization of purchased intangibles. Amortization for the three months ended September 30, 2003 decreased to approximately $334,000 from approximately $1.7 million for the three months ended September 30, 2002, due to a marketing intangible asset that became fully amortized in December 2002.

Investment income. Investment income decreased to approximately $391,000 for the three months ended September 30, 2003 from approximately $970,000 for the three months ended September 30, 2002. This decrease is attributed to lower average cash balances and lower prevailing interest rates on our securities available-for-sale during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Interest expense. Interest expense decreased to approximately $2.7 million for the three months ended September 30, 2003 from approximately $2.8 million for the three months ended September 30, 2002. In December 2002, we completed an exchange offer for our 5.75% convertible subordinated notes, in which approximately $145.4 million of our 5.75% convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new 5.75% convertible senior subordinated notes. The decrease in interest expense is attributable to this exchange and was offset in part by an increase in interest expense due to the issuance of $75.0 million principal amount of our 4% convertible senior subordinated notes in June 2003.

Nine months ended September 30, 2003 and 2002.

Product sales. We recorded net product sales of approximately $15.5 million and $7.4 million for TRISENOX for the nine months ended September 30, 2003 and 2002, respectively. TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA to treat patients with relapsed or refractory acute promyelocytic leukemia. The increase in net sales is primarily due to greater demand for our product in 2003. We expect our net sales to continue to increase during 2003 and 2004.

License and contract revenue. For the nine months ended September 30, 2003, we recognized approximately $2.0 million of license and contract revenue, of which $760,000 related to the amortization of the initial payments from Chugai and Nippon, $500,000 related to a milestone payment received from Nippon for their submission of an NDA in Japan and $788,000 related to cost reimbursements for development expenses received from Chugai. For the nine months ended September 30, 2002, we recognized $1.6 million of license and contract revenue, of which approximately $1.2 million related to cost reimbursements for development expenses received from Chugai and $398,000 related to the amortization of the initial payment from Chugai.

Cost of product sold. The cost of product sold during the nine months ended September 30, 2003 and 2002 was approximately $619,000 and $389,000, respectively. Our gross margins have improved mainly due to lower royalty and manufacturing costs. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of revenue.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Nine Months Ended September 30,
	2003	2002
Compounds under development:
XYOTAX	$38,382	$19,397
TRISENOX	3,353	4,198
Other compounds	839	2,285
Operating expenses	13,803	11,061
Discovery research	8,746	7,122

Total research and development expenses	$65,123	$44,063

Research and development expenses increased to approximately $65.1 million for the nine months ended September 30, 2003, from approximately $44.1 million for the nine months ended September 30, 2002. Costs for our XYOTAX program increased by approximately $20.4 million primarily due to clinical and manufacturing costs associated with the set up, initiation and execution of our three phase III clinical trials and other clinical trials offset in part by a $2.0 million charge for a payment related to the achievement of contractual milestones associated with the completion of a phase II trial and the filing of the first IND application in Japan during the nine months ended September 30, 2002. TRISENOX costs decreased primarily as a result of a reduction in clinical costs of approximately $0.7 million. Costs incurred for other compounds decreased primarily due to a $1.0 million milestone payment made in 2002 for the commencement of our phase I clinical trial for CT-2106. Operating expenses increased by approximately $2.7 million primarily due to additional personnel and occupancy costs related to our expanded development plans for XYOTAX, TRISENOX and CT-2106. Costs for discovery research increased by approximately $1.6 million primarily due to increased occupancy costs as well as employee termination benefits resulting from the reduction in workforce associated with our proposed merger with Novupharma. We anticipate increased research and development expenses in connection with our clinical development plans for XYOTAX and our other products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $39.1 million for the nine months ended September 30, 2003, from approximately $35.4 million for the nine months ended September 30, 2002. This increase is primarily attributed to approximately $3.0 million of additional marketing and sales costs which are mainly related to TRISENOX, approximately $1.9 million of additional personnel, operating and occupancy costs associated with supporting our research, development and marketing activities and an increase of approximately $0.7 million in stock-based compensation charges. These costs were offset in part by reductions of approximately $1.4 million in our corporate communications program and approximately $0.7 million in maintenance and operating costs of our leased aircraft. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Amortization of purchased intangibles. Amortization for the nine months ended September 30, 2003 decreased to approximately $1.0 million from approximately $5.0 million for the nine months ended September 30, 2002, due to a marketing intangible asset that became fully amortized in December 2002.

Investment income. Investment income decreased to approximately $1.5 million for the nine months ended September 30, 2003 from approximately $4.0 million for the nine months ended September 30, 2002. This decrease is attributed to lower prevailing interest rates on our securities available-for-sale and lower average cash balances during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, in addition to a reduction of investment premium amortization of approximately $0.8 million.

Interest expense. Interest expense decreased to approximately $6.6 million for the nine months ended September 30, 2003 from approximately $8.5 million for the nine months ended September 30, 2002. In December 2002, we completed an exchange offer for our 5.75% convertible subordinated notes, in which approximately $145.4 million of our 5.75% convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new 5.75% convertible senior subordinated notes. The decrease in interest expense is attributable to this exchange and was partially offset by an increase in interest expense due to the issuance of $75.0 million principal amount of our 4% convertible senior subordinated notes in June 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had approximately $127.9 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $75.0 million during the nine months ended September 30, 2003, compared to approximately $59.7 million for the same period during 2002. The increase in net cash used in operating activities during the nine months ended September 30, 2003, as compared to the same period in 2002, was primarily due to the increase in our net loss.

We expect the amount of net cash used in operating activities in 2003 to increase over the amount of net cash used in 2002. The extent of cash flow used in operating activities will be significantly affected by our expanded development plans for XYOTAX and our ability to offset the related development expenses by licensing XYOTAX.

Net cash used in investing activities totaled approximately $1.4 million during the nine months ended September 30, 2003, compared to net cash provided by investing activities of approximately $64.6 million for the same period during 2002. The increase in net cash used in investing activities during the nine months ended September 30, 2003, as compared to the same period in 2002, was primarily due to a decrease in proceeds from sales and maturities of securities available-for-sale offset by a decrease in purchases of securities available-for-sale. Total estimated transaction costs for CTI in connection with the merger with Novuspharma are $5.0 million of which $3.4 million had been paid or accrued as of September 30, 2003.

Net cash provided by financing activities totaled approximately $72.7 million during the nine months ended September 30, 2003, compared to net cash used in financing activities of approximately $15.2 million for the same period during 2002. The increase in net cash provided by financing activities was primarily due to the net proceeds of $72.2 million we received from the issuance of $75.0 million of 4% convertible senior subordinated notes due July 1, 2010 offset in part by the repurchase of our common stock in 2002.

We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials, and increased sales and marketing expenditures. We expect that our existing capital resources will enable us to maintain our current and planned operations through 2004. Our future capital requirements will depend on many factors, including:

•	success in licensing or partnering XYOTAX,

•	success of our sales and marketing efforts,

•	success in acquiring complementary products, technologies or businesses,

•	progress in and scope of our research and development activities, and

•	competitive market developments.

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

The following table includes information relating to our contractual obligations as of September 30, 2003 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Convertible senior subordinated notes	$160,459	$—	$—	$85,459	$75,000
Convertible subordinated notes	29,640	—	—	29,640	—
Interest on convertible and convertible senior subordinated notes	51,419	9,618	19,237	17,306	5,258
Operating leases:
Aircraft	15,257	1,927	3,854	3,854	5,622
Facilities	53,007	6,921	14,392	13,078	18,616
Long term debt	3,868	1,830	1,974	64	—
Payment related to PolaRx acquisition	30	30	—	—	—

	$313,680	$20,326	$39,457	$149,401	$104,496

The remaining amount of milestone payments we may be required to pay pursuant to the agreement with PG-TXL Company L.P. is $15.5 million. We estimate that we will also be required to make a $5.0 million cash and/or stock payment in 2004 related to the PolaRx acquisition upon achievement of certain sales thresholds.

Pending Merger

In June 2003, we entered into a definitive merger agreement with Novuspharma to acquire all of the outstanding stock of Novuspharma in exchange for 2.45 shares of CTI common stock for each outstanding ordinary share of Novuspharma. The estimated number of shares of CTI common stock to be issued under the merger agreement is approximately 16,027,000 shares. The calculation of the number of shares is based on outstanding Novuspharma ordinary shares of approximately 6,542,000 as of June 30, 2003, multiplied by the fixed exchange ratio of 2.45. The actual number of shares of CTI common stock to be issued will be determined based on the actual number of Novuspharma ordinary shares outstanding on the effective date of the merger. The total cost of the proposed merger is estimated to be approximately $199,587,000, based on estimated transaction costs for CTI of $5.0 million and an estimate of the fair value of CTI common stock to be issued of $12.14 per share, the average price of CTI common stock during a seven-day period beginning three trading days before and ending three trading days after the public announcement of the proposed merger (June 12, 13, 16, 17, 18, 19 and 20, 2003).

Under the terms of the merger agreement, Novuspharma will merge with and into CTI, with CTI continuing as the surviving corporation. The SEC declared CTI’s Registration Statement on Form S-4 containing a joint proxy statement/prospectus with respect to the merger effective on September 22, 2003. On October 23, 2003, CTI and Novuspharma shareholders approved the merger of Novuspharma with and into CTI. The completion of the merger remains subject to several additional conditions, including the approval of CTI’s application to list its shares on the Nuovo Mercato stock exchange in Italy and the application to list additional shares on the Nasdaq National Market in the United States and other customary closing conditions. The transaction, while expected to close late in the fourth quarter of 2003 or early in the first quarter of 2004, may not be completed if any of the conditions are not satisfied. Under certain circumstances specified in the merger agreement, CTI or Novuspharma may terminate the agreement, and as a result, either CTI or Novuspharma may be required to pay a $4.75 million termination fee to the other party. Unless otherwise indicated, the discussions in this document relate to CTI as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Novuspharma.

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

The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. In that case, the trading price of our securities could decline.

We expect to continue to incur net losses, and we might never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of September 30, 2003, we had an accumulated deficit of approximately $433.8 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we do not successfully develop additional products, we may be unable to generate significant revenue or become profitable.

We have only one product, TRISENOX, for relapsed or refractory acute promyelocytic leukemia, or APL, that has received marketing approval to date. Our leading drug candidates, TRISENOX for other indications, XYOTAX and CT-2106, are currently in clinical trials. The clinical trials of TRISENOX, XYOTAX and CT-2106 or any of our future drug candidates may not be successful. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. As a result, we are no longer developing lisofylline as a potential product. Many of our drug candidates are still in research and pre-clinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. Our product candidates will be successful only if:

•	our product candidates are developed to a stage that will enable us to commercialize them or sell related marketing rights to pharmaceutical companies;

•	we are able to commercialize product candidates in clinical development or sell the marketing rights to third parties; and

•	our product candidates, if developed, are approved.

We are dependent on the successful completion of these goals in order to generate revenues. The failure to generate such revenues may preclude us from continuing our research and development of these and other product candidates.

We may need to raise additional funds in the future, and they may not be available on acceptable terms, or at all.

We expect that our existing capital resources and the interest earned thereon will enable us to maintain our planned operations through 2004. Beyond that time, or if our plans or assumptions change or are inaccurate, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources.

Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we may curtail operations significantly, including the delay, modification or cancellation of research and development programs aimed at bringing new products to market. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, you may experience dilution of your proportionate ownership of us.

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the tolerability and efficacy of the product, both on its own terms, and as compared to the other principal drugs on the market that have the same therapeutic indication. Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to a number of factors.

We may not obtain authorization to permit product candidates that are already in the pre-clinical development phase to enter the human clinical testing phase. Authorized pre-clinical or clinical testing may not be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Clinical testing may not show potential products to be safe and efficacious and potential products may not be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. Data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests as well as competition with other clinical testing programs involving the same patient profile but different treatments.

We have limited experience in conducting clinical trials. We expect to continue to rely on third parties, such as contract research organizations, academic institutions and/or co-operative groups, to conduct, oversee and monitor clinical trials as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or to meet the applicable standards.

If we fail to commence or complete, or experience delays in any of our present or planned clinical trials, including the Phase III clinical trials of XYOTAX, our ability to conduct our business as planned could be harmed. Our development costs will increase if we experience any future delays in our clinical trials for XYOTAX or our other potential products or if we need to perform more or larger clinical trials than planned. If delays or costs are significant, our financial results and our ability to commercialize our product candidates may be adversely affected.

Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.

Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. With the exception of TRISENOX for patients with APL who have relapsed or failed standard therapies, all of our compounds currently are in research or development, and none has been submitted for marketing approval. Our other compounds may not enter human clinical trials on a timely basis, if at all, and we may not develop any product candidates suitable for commercialization.

Prior to commercialization, each product candidate will require significant additional research, development and pre-clinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. The development of anti-cancer drugs, including those we are currently developing, is unpredictable and subject to numerous risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons including that they may:

•	be found ineffective or cause harmful side effects during pre-clinical testing or clinical trials;

•	fail to receive necessary regulatory approvals;

•	be difficult to manufacture on a large scale;

•	be uneconomical to produce;

•	fail to achieve market acceptance; or

•	be precluded from commercialization by proprietary rights of third parties.

The occurrence of any of these events could adversely affect the commercialization of our products. Any products, if introduced, may not be successfully marketed and/or may not achieve customer acceptance. If we fail to commercialize products or if our future products do not achieve significant market acceptance, we will not likely generate significant revenues or become profitable.

If we fail to establish and maintain collaborations or if our partners do not perform, we may unable to develop and commercialize our product candidates.

We have entered into collaborative arrangements with third parties to develop and/or commercialize product candidates and are currently seeking additional collaborations. For example, we have entered into an agreement with Chugai Pharmaceutical Co., Ltd. to develop and commercialize XYOTAX in several Asian markets. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates. If we fail to enter into additional collaborative arrangements or fail to maintain our existing collaborative arrangements, the number of product candidates from which we could receive future revenues would decline.

Our dependence on collaborative arrangements with third parties will subject us to a number of risks that could harm our ability to develop and commercialize products, including that:

•	collaborative arrangements may not be on terms favorable to us;

•	disagreements with partners may result in delays in the development and marketing of products, termination of our collaboration agreements or time consuming and expensive legal action;

•	we cannot control the amount and timing of resources partners devote to product candidates or their prioritization of product candidates and partners may not allocate sufficient funds or resources to the development, promotion or marketing of our products, or may not perform their obligations as expected;

•	partners may choose to develop, independently or with other companies, alternative products or treatments, including products or treatments which compete with ours;

•	agreements with partners may expire or be terminated without renewal, or partners may breach collaboration agreements with us;

•	business combinations or significant changes in a partner’s business strategy might adversely affect that partner’s willingness or ability to complete its obligations to us; and

•	the terms and conditions of the relevant agreements may no longer be suitable.

The occurrence of any of these events could adversely affect the development or commercialization of our products.

Because we base several of our drug candidates on unproven novel technologies, we may never develop them into commercial products.

We base many of our product candidates upon novel delivery technologies that we are using to discover and develop drugs for the treatment of cancer. These technologies have not been proven. Furthermore, pre-clinical results in animal studies may not predict outcomes in human clinical trials. Our product candidates may not be proven safe or effective. If these technologies do not work, our drug candidates may not develop into commercial products.

We may face difficulties in achieving acceptance of our products in the market if we do not continue to expand our sales and marketing infrastructure.

We currently are marketing TRISENOX with our direct sales force. Competition for these individuals is intense, and in the event we need additional sales personnel, we may not be able to hire individuals with the experience required or number of sales personnel we need. In addition, if we market and sell products other than TRISENOX, we may need to further expand our marketing and sales force with sufficient technical expertise and distribution capacity. If we are unable to expand our direct sales operations and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenues and achieving and maintaining profitability.

If any of our license agreements for intellectual property underlying TRISENOX, XYOTAX or any other products are terminated, we may lose our rights to develop or market that product.

We have licensed intellectual property, including patent applications from The Memorial Sloan-Kettering Cancer Center, Samuel Waxman Cancer Research Foundation, Beijing Medical University and others, including the intellectual property directed to arsenic drugs and TRISENOX. We have also in-licensed the intellectual property relating to our drug delivery technology that uses polymers that are linked to drugs, known as polymer-drug conjugates, including XYOTAX. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreements, we may lose our right to market and sell any products based on the licensed technology.

If we fail to protect adequately our intellectual property, our competitive position could be harmed.

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to:

•	obtain patent protection for our products or processes both in the United States and other countries;

•	protect trade secrets; and

•	prevent others from infringing on our proprietary rights.

In particular we believe that linking our polyglutamate polymer, which is an amino acid-based polymer, to existing drugs may yield patentable subject matter. When polymers are linked, or conjugated, to drugs, the results are referred to as polymer-drug conjugates. We are developing drug delivery technology that links chemotherapy drugs to biodegradable polymers. For example, XYOTAX is paclitaxel, the active ingredient in TAXOL®, one of the world’s best selling cancer drugs, linked to polyglutamate. We do not believe that our polymer-drug conjugates will infringe any valid third-party patents covering the underlying drug. However, we may not receive a patent for our polymer-drug conjugates and we may be challenged by the holder of a patent covering the underlying drug.

The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S., and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents and the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our orphan drug designations, which are designations for products meeting criteria based on the size of the potential U.S. patient population for a drug and which entitle that drug to seven years of exclusive rights in the U.S. market, or to protect a patent position or to determine the scope and validity of third party proprietary rights, and we may not have the required resources to pursue any such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

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

Although we attempt to monitor the patent filings of our competitors in an effort to guide the design and development of our products to avoid infringement, third parties may challenge the patents that have been issued or licensed to us. We may not be able to successfully challenge the validity of these patents and could have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

If we cannot enter into new licensing arrangements, our future product portfolio and potential profitability could be harmed.

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Substantially all of our product candidates in clinical development are in-licensed from a third party, including TRISENOX and XYOTAX. Competition for new promising compounds and commercial products can be intense. If we are not able to identify future in-licensing opportunities and enter into future licensing arrangements on acceptable terms, our future product portfolio and potential profitability could be harmed.

We may be unable to obtain the raw materials necessary to produce our XYOTAX product candidate in sufficient quantity to meet demand when and if such product is approved.

Paclitaxel is derived from certain varieties of yew trees. Supply of paclitaxel is controlled by a limited number of companies. We may not be able to continue to purchase the materials necessary to produce XYOTAX, including paclitaxel, in adequate volume and quality. We purchase the majority of the paclitaxel we need from a single vendor. We also purchase the raw material polyglutamic acid from a single source on a purchase order basis. Should the paclitaxel or polyglutamic acid purchased from our sources prove to be insufficient in quantity or quality, or should these relationships terminate, we may not be able to obtain a sufficient supply from alternate sources on acceptable terms, or at all.

Our dependence on third party manufacturers means that we may not have sufficient control over the manufacture of our products.

We do not currently have internal facilities for the manufacture of any of our products or product candidates for clinical evaluation or commercial production. In addition, TRISENOX, our first commercial product, is currently manufactured by a single vendor. In 2002, we began the process of qualifying an additional supplier for our finished product manufacturing for TRISENOX. This additional supplier received FDA approval to manufacture TRISENOX in June 2003, however, our suppliers may not be able to provide us with finished product if and when we need it. We will need to develop additional manufacturing resources, enter into collaborative arrangements with other parties that have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with current good manufacturing practices, or cGMPs, or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. Contract manufacturers may violate cGMPs and the FDA is continuing to maintain its oversight of drug manufacturers. The FDA may take action against a contract manufacturer who violates cGMPs. Such actions may include requiring the contract manufacturer to cease its manufacturing activities. Another of our products under development, XYOTAX, is complex to manufacture, which may prevent us from obtaining a sufficient supply for the increased clinical trials that are currently planned or underway.

We are subject to extensive government regulation, including the requirement of approval before our products may be marketed.

Regulatory agencies have approved only one of our products, TRISENOX, for sale in the United States and the European Union, to treat patients with a type of blood cancer called acute promyelocytic leukemia, or APL, who have relapsed or failed standard therapies. Before we can market TRISENOX for other indications in the United States or EU, we must obtain additional FDA approval and/or approval of the European Agency for the Evaluation of Medical Products, or the EMEA. Our other products are in development, and will have to be approved by the FDA before they can be marketed in the United States and by the EMEA before they can be marketed in the EU. Obtaining FDA or other national regulatory approval requires substantial time, effort and financial resources, and we may not obtain approval in a timely basis, if at all. If the FDA or the EMEA do not approve our developmental products and any additional indications for marketed products in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected.

In addition, we and our currently marketed products and product candidates are subject to comprehensive regulation by the FDA and the EMEA. Regulation by the FDA and EMEA begins before approval for marketing is granted and continues during the life of each product. For example, TRISENOX was approved by the FDA under its accelerated approval process and by the EMEA “under exceptional circumstances” and we committed to completing several post-approval requirements to both the FDA and the EMEA, including the conduct of additional clinical studies. If we fail to fulfill these obligations, the FDA or EMEA may withdraw approval of TRISENOX. In addition, the FDA and other regulatory authorities regulate, for example, research and development, including pre-clinical and clinical testing, safety, effectiveness, manufacturing, labeling, advertising, promotion, export, and marketing of our products. Manufacturing processes must conform to cGMPs. The FDA and other regulatory authorities periodically inspect manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort to maintain compliance. Also, a drug may not be promoted for other than its approved indication, and the FDA, EMEA and other regulatory authorities may institute enforcement actions against companies that do so. Our failure to comply with this or other FDA or other regulatory requirements may result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

Additionally, we are subject to numerous regulations and statutes regulating the manner of selling and obtaining reimbursement for our products that receive marketing approval. For example, federal statutes generally prohibit providing certain discounts and payments to physicians to encourage them to prescribe our product. Violations of such regulations or statutes may result in treble damages, criminal or civil penalties, fines or exclusion of CTI or its employees from participation in federal and state health care programs. Although we have policies prohibiting violations of relevant regulations and statutes, unauthorized actions of our employees or consultants, or unfavorable interpretations of such regulations or statutes may result in third parties or regulatory agencies bringing legal proceedings or enforcement actions against us.

Uncertainty regarding third party reimbursement and health care cost containment initiatives may limit our returns.

The ongoing efforts of governmental and third party payors to contain or reduce the cost of health care will affect our ability to commercialize our products successfully. Governmental and other third party payors are increasingly attempting to contain health care costs by:

•	challenging the prices charged for health care products and services;

•	limiting both coverage and the amount of reimbursement for new therapeutic products;

•	denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third-party payors;

•	refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval; and

•	denying coverage altogether.

The trend toward managed health care in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products. In addition, in almost all European markets, pricing and choice of prescription pharmaceuticals are subject to governmental control. Therefore, the price of our products and their reimbursement in Europe will be determined by national regulatory authorities.

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

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our markets. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•	If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes, which are drugs that inhibit cell growth by stopping cell division and are widely used as treatments for cancer. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, which inhibit cancer cells by a mechanism similar to taxanes, or similar products (including, among others, Bristol-Myers Squibb Co., which markets Taxol®, one of the best-selling cancer drugs and Aventis, which markets Taxotere®, Novartis AG and Roche).

•	In the hematology market, we hope to receive approval to market TRISENOX to larger indications than currently authorized. We will face competition from a number of biopharmaceutical companies, including:

—	Celgene Corporation, which currently sells thalidomide used in the treatment of multiple myeloma and is developing ImiDs™;

—	Millennium Pharmaceutical, which recently launched Velcade™ for treatment of multiple myeloma, a cancer of the bone marrow;

—	Pharmion Corporation, which has signed an agreement with Celgene to expand internationally the marketing of thalidomide and is developing 5-Azacytidine for myelodyplastic syndromes, or MDS, also known as ‘smoldering’ or preleukemia, which are a group of diseases in which the bone marrow does not function normally, and insufficient numbers of mature blood cells are in circulation; and

—	SuperGen Corporation, which is developing decitabine, which is in phase III studies in MDS.

Many of our competitors, either alone or together with their collaborators and in particular, the multinational pharmaceutical companies, have substantially greater financial resources and development and marketing teams than us. In addition, many of our competitors, either alone or together with their collaborators, have significantly greater experience than we do in developing, manufacturing and marketing products. As a result, these companies’ products might come to market sooner or might prove to be more effective, to be less expensive, to have fewer side effects or to be easier to administer than ours. In any such case, sales of our products or eventual products would likely suffer and we might never recoup the significant investments we are making to develop these product candidates.

If we lose our key personnel or we are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products.

We are highly dependent on Dr. James A. Bianco, our chief executive officer, and Dr. Jack W. Singer, our executive vice president, research program chairman. The loss of any one of these principal members of our scientific or management staff, or failure to attract or retain other key employees, could prevent us from pursuing collaborations or developing our products and core technologies. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors will be employed by other employers or are self-employed, and will have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

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

We may not be able to conduct animal testing in the future, which could harm our research and development activities.

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

Risks Related to the Securities Markets

Our stock price is extremely volatile, which may affect our ability to raise capital in the future.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended September 30, 2003, our stock price ranged from a low of $3.85 to a high of $15.70. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

Our charter documents contain provisions that may prevent or delay removal of incumbent management or a change of control.

Provisions of our articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, proxy contests and changes in control. These provisions include:

•	a classified board so that only one third of the board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of shareholder nominations and proposals;

•	the ability of our board of directors to amend our bylaws without shareholder approval;

•	the ability of our board of directors to issue up to 10,000,000 shares of preferred stock without shareholder approval upon the terms and conditions and with the rights, privileges and preferences as the board of directors may determine; and

•	a shareholder rights plan.

In addition, as a Washington corporation, we are subject to Washington law, including Chapter 23 of the Washington Business Corporations Act, which prohibits public companies from engaging in some business combinations without the approval of a majority of the votes within each voting group entitled to vote separately on the transaction.

These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Risks Related to Proposed Acquisition of Novuspharma S.p.A.

The integration of CTI and Novuspharma will be a challenging, complex, time-consuming and expensive process and may disrupt both companies’ businesses if not completed in a timely and efficient manner.

The challenges involved in the integration of CTI and Novuspharma include the following:

•	effectively pursuing the clinical development and regulatory approvals of our and Novuspharma’s product candidates while effectively marketing our current approved product (TRISENOX);

•	successfully commercializing products under development and increasing revenues from TRISENOX;

•	retaining existing strategic partners;

•	retaining and integrating management and other key employees of both CTI and Novuspharma;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating purchasing and procurement operations in multiple locations;

•	maintaining an adequate level of liquidity to fund our continuing operations and expansion;

•	integrating the business cultures of CTI and Novuspharma and maintaining employee morale, particularly in light of an anticipated reduction in workforce;

•	transitioning all facilities to a common information technology system;

•	developing and maintaining uniform standards, controls, procedures and policies that comply with both U.S. and Italian laws and regulations;

•	maintaining adequate focus on the core business of the combined company while integrating operations;

•	maintaining relationships with employees, strategic partners, manufacturers and suppliers while integrating management and other key personnel; and

•	coping with unanticipated expenses related to integration of the two companies.

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

Completion of the merger also is subject to numerous risks and uncertainties. CTI and Novuspharma may be unable to obtain regulatory approval required to complete the merger in a timely manner or at all. In order to obtain regulatory approval, we may be required to comply with material restrictions or conditions. In the case of Novuspharma shareholders, Italian law provides them with certain rescission rights that may entitle them to receive cash payment for their Novuspharma ordinary shares, the payment of which may substantially reduce our cash reserves. If the merger is not completed, the price of CTI common stock may decline to the extent that the current market price of CTI common stock reflects a market assumption that the merger will be completed. Moreover, CTI would not derive the strategic benefits expected to result from the merger, such as adding to our product pipeline and achieving time and cost savings. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances, CTI may be required to pay Novuspharma a termination fee of $4.75 million in connection with the termination of the merger agreement.

If the merger is completed, the issuance of CTI common stock to Novuspharma shareholders will substantially reduce the percentage interest of CTI shareholders. Additionally, we will face risks associated with the expansion of CTI to incorporate Novuspharma operations. Also, as described above, we will continue to face risks associated with the integration of the businesses and operations of CTI and Novuspharma, and we may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated. Also, because Novuspharma is based in Italy, we will be subject to risks relating to international expansion, including fluctuations in the exchange rate of the dollar relative to the euro, which could cause costs to be greater than we expect and introduce additional volatility in our reported quarterly results. Moreover, charges to earnings resulting from the application of the purchase method of accounting may affect our results of operation adversely following the merger, as CTI will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of intangible assets with indefinite lives acquired in connection with the merger becomes impaired, CTI may be required to incur material charges relating to the impairment of those assets. The foregoing risks are described in more detail in the section entitled “Risk Factors” of the definitive joint proxy statement/prospectus filed by CTI with the Securities and Exchange Commission on September 22, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at September 30, 2003 and December 31, 2002 was $112.1 million and $122.3 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $0.6 million and $0.4 million as of September 30, 2003 and December 31, 2002, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ equity. As of September 30, 2003 and December 31, 2002, the fair value of the interest rate swap was a liability of approximately $1.1 million and $1.2 million, respectively.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On October 23, 2003, we held a Special Meeting of Shareholders (the “Special Meeting”). Each share of Common Stock was entitled to one vote per share.

(b)	Not applicable.

(c)	At the Special Meeting, our shareholders approved the merger between Cell Therapeutics, Inc. and Novuspharma S.p.A. (the “Proposal”). With respect to the Proposal, the total votes cast represented over 50% of all shares of our common stock entitled to vote on the Proposal. There were 18,884,647 votes cast for the Proposal, 164,358 votes cast against the Proposal and 17,158 abstentions.

The foregoing Proposal is described in detail in the Company’s definitive proxy statement/prospectus filed by CTI on September 22, 2003 for the Special Meeting. No other matters were voted on at the Special Meeting.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 24, 2003, we furnished a report on Form 8-K relating to the issuance of our financial results for the fiscal quarter ended June 30, 2003.

On October 20, 2003, we furnished a report on Form 8-K relating to the announcement of the implementation of a study amendment for our STELLAR 4 trial.

On October 21, 2003, we furnished a report on Form 8-K relating to the issuance of our financial results for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: November 12, 2003	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: November 12, 2003	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer,
Chief Accounting Officer)