Form 10-Q
period 2004-03-31
CELL THERAPEUTICS INC
filed 2004-05-07
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2004
Common Stock, no par value	50,349,529

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$96,312	$8,438
Securities available-for-sale	35,701	83,144
Interest receivable	919	1,256
Accounts receivable, net	1,053	1,980
Inventory	1,227	1,008
Note receivable from officer	3,500	3,500
Prepaid expenses and other current assets	7,780	6,093

Total current assets	146,492	105,419
Property and equipment, net	24,057	11,341
Goodwill	17,064	17,064
Other intangibles, net	5,562	1,335
Other assets and deferred charges, net	12,178	10,931

Total assets	$205,353	$146,090

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,618	$4,031
Accrued expenses	29,702	21,940
Accrued liability related to PolaRx acquisition	123	5,019
Current portion of deferred revenue	1,013	765
Current portion of long-term obligations	1,798	1,766

Total current liabilities	37,254	33,521
Deferred revenue, less current portion	1,361	1,310
Other long-term obligations, less current portion	5,808	3,702
Convertible senior subordinated notes	160,459	160,459
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Series D, 10,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 50,341,088 and 34,339,040 at March 31, 2004 and December 31, 2003, respectively	586,371	394,750
Deferred stock-based compensation	(5,178)	(5,956)
Accumulated other comprehensive loss	(3,481)	(850)
Accumulated deficit	(606,881)	(470,486)

Total shareholders’ deficit	(29,169)	(82,542)

Total liabilities and shareholders’ deficit	$205,353	$146,090

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product sales	$3,858	$4,310
License and contract revenue	637	571

Total revenues	4,495	4,881

Operating expenses:
Cost of product sold	152	146
Research and development	28,907	20,628
Selling, general and administrative	20,066	13,008
Acquired in-process research and development	88,524	—
Amortization of purchased intangibles	578	334

Total operating expenses	138,227	34,116

Loss from operations	(133,732)	(29,235)
Other income (expense):
Investment income	519	654
Interest and other expense	(3,182)	(1,888)

Other expense, net	(2,663)	(1,234)

Net loss	$(136,395)	$(30,469)

Basic and diluted net loss per share	$(2.75)	$(0.92)

Shares used in calculation of basic and diluted net loss per share	49,556	33,114

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(136,395)	$(30,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	88,524	—
Depreciation and amortization	2,528	1,147
Noncash interest expense	241	134
Amortization of investment premium	654	883
Equity-based compensation expense	2,200	53
Loss on disposition of property and equipment	60	—
Noncash rent expense (benefit)	104	(10)
Loss on sale of investment securities	4	—
Changes in operating assets and liabilities:
Interest receivable	336	571
Accounts receivable, net	849	1,069
Inventory	(219)	104
Prepaid expenses and other current assets	(1,557)	436
Other assets and deferred charges	780	1,435
Accounts payable	(3,989)	(1,469)
Accrued expenses	3,401	1,208
Deferred revenue	(238)	(252)
Long-term obligations	86	—

Total adjustments	93,764	5,309

Net cash used in operating activities	(42,631)	(25,160)

Investing activities
Proceeds from sales of securities available-for-sale	24,727	6,325
Proceeds from maturities of securities available-for-sale	22,105	80,146
Purchases of securities available-for-sale	—	(63,957)
Purchases of property and equipment	(750)	(315)
Additional consideration related to the PolaRx acquisition	(4,896)	(3,846)
Net cash acquired in Novuspharma merger	91,537	—

Net cash provided by investing activities	132,723	18,353

Financing activities
Proceeds from common stock options exercised	440	236
Repayment of long-term obligations	(555)	(427)

Net cash used in financing activities	(115)	(191)

Effect of exchange rate changes on cash and cash equivalents	(2,103)	—

Net increase (decrease) in cash and cash equivalents	87,874	(6,998)
Cash and cash equivalents at beginning of period	8,438	17,946

Cash and cash equivalents at end of period	$96,312	$10,948

Supplemental disclosure of cash and noncash flow information
Common stock issued for acquisition of Novuspharma	$189,760	$—

Cash paid during the period for interest	$60	$84

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying unaudited financial information of Cell Therapeutics, Inc., or CTI, as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2003 included in our Form 10-K.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are recorded upon shipment net of an allowance for returns and discounts. In estimating returns, we analyze historical returns, sales patterns, estimated inventory on hand at the distributors and the remaining shelf life of that inventory. Allowances for returns, discounts and bad debts, which are netted against accounts receivable, totaled approximately $2.0 million and $2.1 million at March 31, 2004 and December 31, 2003, respectively.

License and Contract Revenues

We may generate revenue from technology licenses, collaborative research and development arrangements, and cost reimbursement contracts. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, and various milestone and product royalty or profit-sharing payments.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average method. Finished goods inventory consists of our Food and Drug Administration, or FDA-approved, and European Agency for Evaluation of Medicinal Products, or EMEA-approved pharmaceutical drug, TRISENOX®. If the cost of the inventory exceeds the expected market value, provisions are recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable is recorded. The components of inventories are as follows (in thousands):

	March 31, 2004	December 31, 2003
Work in process	$872	$759
Finished goods	355	249

	$1,227	$1,008

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

Acquired in-process research and development

Costs to acquire in-process research and development, or IPRD, projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 5, “Acquisition of Novuspharma, S.p.A.”).

Derivative Financial Instruments

Effective at the beginning of fiscal 2001, we adopted Statement of Financial Accounting Standard, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at March 31, 2004 and December 31, 2003. We do not enter into forward agreements for trading purposes.

Foreign Currency Translation

For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ deficit in accordance with SFAS 52.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and on our interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $139.0 million and $30.5 million for the three month periods ended March 31, 2004 and 2003, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	March 31, 2004	December 31, 2003
Foreign currency translation adjustment	$(2,480)	$—
Net unrealized losses on interest rate swap	(1,009)	(810)
Net unrealized gains (losses) on securities available-for-sale	8	(40)

	$(3,481)	$(850)

Exchange losses related to foreign currency transactions were approximately $456,000 and included in interest and other expense in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2004. There were no significant foreign currency transaction gains or losses during the three months ended March 31, 2003.

3. Employee Benefit Plan

In connection with our merger with Novuspharma S.p.A on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon leaving for any reason. Related costs are accrued, net of applicable advances, over the employees’ service periods based on compensation and years of service. In accordance with EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, we have elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. As of March 31, 2004, the vested benefit obligation was approximately $1.3 million and was included in other long-term obligations.

4. Stock-Based Compensation

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

In accordance with the provisions of SFAS 123, we apply APB 25 and related interpretations in accounting for our stock incentive plans and, accordingly, do not recognize compensation cost for options granted with exercise prices equal to or greater than fair value. If we elected to recognize compensation cost based on the fair value of the awards granted at grant date as prescribed by SFAS 123, net loss and basic and diluted net loss per share would have been adjusted as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(136,395)	$(30,469)
Add: Stock-based employee compensation included in reported net loss	2,173	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,902)	(3,761)

As adjusted	$(137,124)	$(34,224)

Basic and diluted net loss per share:
As reported	$(2.75)	$(0.92)
As adjusted	$(2.77)	$(1.03)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following other assumptions:

	Three Months Ended March 31,
	2004	2003
Average risk-free interest rates	2.7%	2.7%
Average expected life (in years)	4.5	4.5
Volatility	0.99	1.04

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

5. Acquisition of Novuspharma, S.p.A.

On January 1, 2004, we completed the merger of Novuspharma, an Italian biopharmaceutical company focused on oncology, into CTI (“the Merger”). Novuspharma’s development strategy focused on the treatment of cancer, both by modifying existing chemotherapies to make them more effective and less toxic and by developing completely novel therapeutics for treatment of the disease. Following completion of the merger, Novuspharma’s assets and liabilities were contributed to our newly established European Branch, CTI (Europe).

As a closing condition to the merger, we applied and received approval for the listing of CTI common stock on the Nuovo Mercato (a segment of the Italian stock exchange) in Italy and began trading under the ticker symbol “CTIC” effective January 2, 2004.

At the time of the merger, approximately 15,629,000 shares of CTI common stock were issued based on the conversion of approximately 6,379,000 outstanding Novuspharma ordinary shares multiplied by the fixed exchange ratio of 2.45, with cash paid in lieu of fractional shares. The total cost of the merger is estimated to be approximately $196,079,000, based on a fair value of CTI common stock of $12.14, the average price of our common stock during a seven-day period beginning three trading days before and ending three trading days after the public announcement of the merger (June 12, 13, 16, 17, 18, 19 and 20, 2003) and related transaction costs.

The estimated total purchase price of the merger is as follows (in thousands):

Total value of CTI common stock	$189,760
Estimated direct transaction costs	6,319

Total estimated purchase price	$196,079

As an asset purchase, the total estimated purchase price as shown in the table above was allocated to Novuspharma’s net tangible and intangible assets, including IPRD based initially on their fair values as of January 1, 2004. These fair values were determined through a preliminary valuation performed by an independent third party. A final determination of these fair values, which is currently in the process of being completed, will be based on management’s consideration of the final valuation. The estimated purchase price in excess of these estimated fair values was then allocated on a pro rata basis to IPRD and to non-monetary long-lived assets. IPRD represents the value of Novuspharma’s research and development projects in progress and was charged to operations upon the closing of the merger in accordance with SFAS 2, Accounting for Research and Development Costs. Other identified intangible assets with finite lives are being amortized over those lives and will be reviewed for impairment on at least an annual basis. No goodwill was recognized as a result of the Novuspharma transaction. Novuspharma’s results of operations are included in CTI’s statement of operations from January 1, 2004.

The preliminary allocation of the estimated purchase price is as follows (in thousands):

Cash and cash equivalents	$92,491
Accounts receivable	1,305
Prepaid expenses and other current assets	154
Property and equipment	14,208
Other intangible assets	4,921
Other assets and deferred charges	7,286
Accounts payable and accrued expenses	(10,002)
Deferred revenue	(549)
Current portion of long-term obligations	(132)
Other long-term obligations, less current portion	(2,129)
Acquired in-process research and development	88,526

Total	$196,079

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

Acquired IPRD of approximately $88.5 million represents the values determined by our management to be attributable to the IPRD assets associated with the technology acquired in the Merger as follows (in thousands):

BBR 2778 (NHL)	$81,602
BBR 2778 (MS)	6,924

$88,526

As of January 1, 2004, pixantrone, also known as BBR 2778, was in Phase III clinical trials in indolent non-Hodgkin’s lymphoma, or NHL, in Phase II clinical trials in aggressive NHL, and was expected to enter clinical trials in multiple sclerosis, or MS, during the first half of 2004. The trial for indolent NHL had been modified and reduced to a registration supporting study, based on our strategy to conduct a pivotal phase III trial in aggressive NHL, which we believe provides the fastest route to registration for pixantrone. Pixantrone produced positive results in terms of efficacy and safety in preclinical trials and in Phase I and II trials. In preclinical studies, pixantrone has shown notable activity in animal models of cancer, particularly in models of blood-born tumors such as lymphoma. For purposes of the valuation, Novuspharma estimated its future research and development costs for pixantrone to be approximately $35.8 million through the launch year. Additionally, Novuspharma expected to file a new drug application with the FDA for pixantrone in 2005, at the earliest, with an estimated launch of pixantrone for aggressive NHL in 2006, with revenues for indolent NHL and MS being generated through off label usage. However, significant risk remains relative to the uncertainties inherent in clinical trials and in ultimately obtaining regulatory approval.

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

Pro forma results of operations (unaudited)

The following table sets forth (1) the pro forma combined results of operations of CTI and CTI (Europe) for the three months ended March 31, 2004 and (2) the pro forma combined historical results of operations of CTI and Novuspharma for the three months ended March 31, 2003 as if the Merger occurred on January 1, 2003 (in thousands, except for per share amounts).

	Three Months Ended March 31,
	2004	2003
Revenues	$4,495	$5,058
Net loss	$(47,871)	$(39,428)
Basic and diluted net loss per common share	$(0.97)	$(0.81)

The unaudited pro forma combined financial data is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the merger been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operation.

The pro forma results do not include the effect or the charge for IPRD as this is a non recurring charge resulting from the acquisition.

6. Restructuring Activities

In 2003, we began to implement plans to reduce our workforce to eliminate areas of redundancy and capitalize on synergies and efficiencies expected to be created by the merger with Novuspharma. As of March 31, 2004, a total of 47 employees had been terminated or received notice of termination as a result of our restructuring activities. Employee separation costs associated with the reorganization consist primarily of one-time termination benefits, principally severance payments and for certain key employees include retention bonuses, and are recognized in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities. To date, we have recorded approximately $1.7 million in research and development expenses for employee termination benefits related to terminated employees, $0.2 million of which was incurred during the three months ended March 31, 2004. We expect to incur additional employee termination benefit expenses of approximately $0.1 million during 2004.

The following table summarizes the changes in the liability for employee separation costs during the three months ended March 31, 2004 (in thousands):

Balance at December 31, 2003	$874
Additional charges	206
Adjustments	(92)
Cash payments	(423)

Balance at March 31, 2004	$565

7. Related Party Transactions

On April 8, 2002, we extended a loan of $3.5 million to Dr. James A. Bianco, our president and chief executive officer, which bears interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually, and was due on April 8, 2004. This loan is a full-recourse loan and is secured by a second mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of our common stock owned by Dr. Bianco. During 2003 and 2002, Dr. Bianco paid accumulated interest on his $3.5 million loan. The loan to Dr. Bianco was made by CTI before the passage of the Sarbanes-Oxley Act of 2002. Dr. Bianco informed the board that he would not be able to pay this loan in full when due on April 8, 2004. The board of directors has delegated to the audit committee the responsibility of monitoring the collection of this loan. The audit committee continues to monitor the collection of the loan, the value of all collateral and sources of repayment for the loan, and is working with Dr. Bianco towards the promptest practical repayment of the loan. Dr. Bianco has confirmed to the board his absolute and unconditional obligation to repay the loan in full. As of March 31, 2004, based on an assessment of various factors, including the estimated value of the collateral, the Company believes that the loan is collectible.

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

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of March 31, 2004, we had incurred aggregate net losses of approximately $606.9 million since inception. We expect to continue to incur significant additional operating losses over the next couple of years from our research and development efforts.

On January 1, 2004, we completed our acquisition of Novuspharma S.p.A. (currently CTI (Europe)), a public biopharmaceutical company located in Italy. We issued 15,629,138 shares of CTI common stock based on the conversion of 6,379,240 outstanding Novuspharma ordinary shares multiplied by the fixed exchange ratio of 2.45. The total cost of the merger is estimated to be approximately $196.1 million. This acquisition provided us worldwide rights to pixantrone, approximately $92.5 million of cash and cash equivalents, and a high-quality drug discovery organization and staff with an extensive track record in cancer drug development. The acquisition of CTI (Europe) and pixantrone are consistent with our strategy of growth by strategic acquisition and our goal to develop improved cancer therapies.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P., or PG-TXL, and scientists at The University of Texas M.D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to paclitaxel poliglutamex and to all potential uses of PG-TXL’s polymer technology. Paclitaxel poliglutamex is paclitaxel linked to polyglutamate, and is branded as XYOTAX™. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. We will be obligated to make future milestone payments upon the attainment of significant achievements, as defined in the agreement, of up to $15.5 million, and royalty payments on net product sales. As of March 31, 2004, we have made $5.0 million in milestone payments.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we purchased paclitaxel at a pre-determined price and expect to receive supply through 2004.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period of approximately seven years on a straight-line basis. Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002, we may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54.0 million in development expenditures over the course of the licensing agreement. As of March 31, 2004, we have received $3.2 million in development expenditure reimbursements from Chugai.

In 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, or NSCLC, and two additional phase III trials of XYOTAX in the front-line treatment of poor performance status, or PS2, patients with NSCLC.

In June 2003, we received fast track designation from the FDA for our XYOTAX pivotal trials in PS2 patients with advanced NSCLC.

In November 2003, we completed enrollment in one of our XYOTAX phase III pivotal trials, known as STELLAR 3, for the front-line treatment of PS2 patients with NSCLC.

In March 2004, we entered into an investigator clinical study agreement with the Gynecologic Oncology Group, or GOG, through which the GOG will conduct and sponsor a phase III trial of XYOTAX in patients with ovarian cancer. The GOG is expected to submit a protocol for a special protocol assessment to the FDA and file an Investigational New Drug application, or IND. The trial is expected to begin in the second half of 2004.

TRISENOX

On January 7, 2000, we entered into a Merger Agreement to acquire PolaRx Biopharmaceuticals, Inc., or PolaRx, a biopharmaceutical company that owned the rights to TRISENOX (arsenic trioxide), an anti-cancer compound for which we submitted and received approval for an NDA with the FDA. The acquisition was accounted for as a purchase transaction. Under the terms of the Merger Agreement, we have made an additional contingent payment of approximately $4.0 million for meeting a $10.0 million TRISENOX sales threshold in 2002. We also recorded $5.0 million in additional goodwill and an accrued liability during the fourth quarter of 2003 in connection with achieving a $20.0 million sales threshold in 2004, of which approximately $4.9 million was paid during the first quarter of 2004. We are also required to make an additional payout of a 2% royalty on total net sales, payable in cash or common stock at the then fair market of our stock, for any calendar year that sales of TRISENOX exceed $40.0 million.

In September 2000, we received marketing approval of our NDA by the FDA for TRISENOX. Sales of TRISENOX in the U.S. commenced in October 2000, and in March 2002 we received approval from the EMEA to market TRISENOX in the European Union, or EU. We commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002. We have recorded cumulative net product sales for TRISENOX of approximately $44.0 million through March 31, 2004. TRISENOX is manufactured primarily by a single vendor and sold through our direct sales force.

In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX injection in Japan, South Korea, and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the performance period of approximately eighteen months on a straight-line basis. Under the agreement, we received and recognized as revenue a $500,000 milestone payment from Nippon in 2003 and we may also receive additional future milestone payments totaling up to $3.5 million upon attainment of certain achievements. We anticipate approval of TRISENOX for relapsed acute promyelocytic leukemia, or APL, in Japan in the third quarter of 2004 which will trigger an additional milestone payment of $500,000 to us.

In April 2004, the U.S. Patent and Trademark office issued a patent directed to TRISENOX injection that extends CTI’s market exclusivity in the U.S. for the drug from 2007 to 2018. This extension is eleven years beyond the original orphan drug exclusivity for APL that currently expires in 2007.

PIXANTRONE

We acquired pixantrone, a novel compound, for the potential treatment of non-Hodgkin’s lymphoma, or NHL, through our merger with Novuspharma S.p.A. in January 2004. We are developing pixantrone, and have initiated a pivotal phase III trial in relapsed aggressive NHL in the first half of 2004.

OTHER COMPOUNDS

We are developing a novel polyglutamate-camptothecin molecule, or CT-2106. We filed an IND in December 2001 for this compound and initiated a phase I clinical study in the first quarter of 2002. In April 2004, we initiated a phase I/II clinical trial of CT-2106 in combination with infusional 5 fluorouracil/folinic acid, or 5-FU/FA, in patients with metastatic colorectal cancer who have failed front-line therapy with oxaliplatinum and plan to initiate clinical studies of CT-2106 in small cell lung cancer and advanced ovarian cancer this year.

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

License Agreement Revenues

We may generate revenue from technology licenses, collaborative research and development arrangements, and cost reimbursement contracts. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, and various milestone and product royalty or profit-sharing payments.

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

In November 2002, the Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have a stand-alone value for the customer and whether there is evidence of fair value of the undelivered items. In addition, the total consideration should be allocated among the separate units of accounting based on their fair values and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. We have adopted EITF 00-21 as of July 1, 2003, and will apply its provisions for all revenue arrangements we enter into on or after this date. The adoption of EITF 00-21 did not have a material impact on our revenue recognition accounting policies, financial position or result of operations. We will continue to evaluate the impact of EITF 00-21 as we enter into new revenue arrangements in the future.

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

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at March 31, 2004 and December 31, 2003. We do not enter into forward agreements for trading purposes.

Purchase Price Allocation

The purchase price for Novuspharma S.p.A. was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of January 1, 2004. An independent third-party valuation firm was engaged to assist in determining the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003.

Product sales. TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA and EMEA to treat patients with relapsed or refractory APL. We recorded net product sales of approximately $3.9 million and $4.3 million for TRISENOX for the three months ended March 31, 2004 and 2003, respectively. The overall decrease in net sales is primarily due to a technical error made by Center for Medicare Services, or CMS, stating a payment rate of $2.81/mg for TRISENOX when administered in a physician’s office versus the correct rate of $32.94/mg. This delayed physicians and patients from receiving accurate approved reimbursement for the product. Following several inquiries from our congressional delegates regarding the CMS error, the correct payment rate was published in early February 2004. The decrease in net sales is also due in part to additional wholesaler purchases in the fourth quarter of 2003 resulting from an anticipated price increase that occurred in December 2003. Based on recent demand data from IMS Healthcare, we anticipate product demand to increase with overall net sales for 2004 being substantially higher than 2003.

License and contract revenue. In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the estimated development period of approximately seven years on a straight-line basis. In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co., Ltd., or Nippon, for the distribution and commercialization of TRISENOX. We received $750,000 upon execution of the agreement which we recorded as deferred revenue and which is being recognized as revenue over the performance period of approximately eighteen months on a straight-line basis.

For each of the three month periods ended March 31, 2004 and 2003, we recognized approximately $0.6 million of license and contract revenue, of which approximately $0.3 million related to cost reimbursements for development expenses received from Chugai and approximately $0.3 million related to the amortization of the initial payments from Chugai and Nippon.

Cost of product sold. The cost of product sold during the three months ended March 31, 2004 and 2003 was approximately $152,000 and $146,000, respectively. Our gross margins have remained consistent over the periods. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of product sales.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Compounds under development:
XYOTAX	$14,525	$12,013
Pixantrone	1,709	—
TRISENOX	1,667	926
Other compounds	262	180
Operating expenses	8,072	4,634
Discovery research	2,672	2,875

Total research and development expenses	$28,907	$20,628

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications to the FDA, EMEA or similar regulatory filings with agencies outside the U.S. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy, and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are $122.3 million, $19.8 million and $1.7 million, respectively. Costs for pixantrone prior to our merger with Novuspharma in January 2004 are excluded from this amount.

Research and development expenses increased to approximately $28.9 million for the three months ended March 31, 2004, from approximately $20.6 million for the three months ended March 31, 2003. Approximately $5.3 million of this increase is due to costs related to CTI (Europe) which consist primarily of approximately $3.0 million in operating expenses, $1.7 million for pixantrone and $0.5 million for discovery research. Costs for our XYOTAX program increased primarily due to a $1.5 million up-front payment to the GOG in connection with a clinical trials agreement entered into during March 2004 and additional costs of approximately $0.9 million associated with the execution of our three phase III clinical trials and other clinical trials. TRISENOX costs increased approximately $0.7 million primarily as a result of an increase in investigator sponsored trials and regulatory activities. Operating expenses, excluding CTI (Europe) costs of approximately $3.0 million, increased by approximately $0.5 million primarily due to increased personnel and occupancy costs related to our expanded development plans for XYOTAX, TRISENOX and CT-2106. Costs for discovery research, excluding $0.5 million for CTI (Europe), decreased primarily as a result of the dissolution of PanGenex during the first quarter of 2004 and decreased personnel and occupancy costs associated with the termination of certain employees in connection with our merger with Novuspharma. We anticipate increased research and development expenses during 2004 in connection with our clinical development plans for XYOTAX, pixantrone, TRISENOX and our other products. Research and development costs may also increase as a result of restructuring charges to be incurred in connection with our plan to vacate certain excess laboratory facilities during 2004 due to our integration with Novuspharma.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. Based on our current development plans, we anticipate launching XYOTAX for NSCLC in 2005. If this launch is successful, we would expect to receive significant cash inflows in 2005 from this compound. Based on development plans for pixantrone, an NDA is targeted for submission to the FDA in late 2005 or early 2006, with an estimated launch date of pixantrone for aggressive NHL in 2006. If this launch is successful, significant cash inflows are expected in 2006.

With the exception of TRISENOX, we anticipate that we will not generate revenue from the sale of commercial drugs for at least a couple of years, if ever. Without revenue generated from commercial sales, we anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $20.1 million for the three months ended March 31, 2004, from approximately $13.0 million for the three months ended March 31, 2003. This increase is primarily attributed to additional sales and marketing costs of approximately $2.2 million mainly related to our expanded commercialization efforts of TRISENOX in both the US and EU, approximately $1.8 million in stock-based compensation charges, approximately $1.3 million of costs related to CTI (Europe) operations, approximately $1.1 million of additional operating, personnel and occupancy costs associated with supporting our research, development and marketing activities and approximately $0.4 million in increased corporate development expenses. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non cash charge recorded in connection with our acquisition of Novuspharma in January 2004. This balance represents the estimated fair value of purchased technology that had not reached technological feasibility at the effective time of the merger.

Amortization of purchased intangibles. Amortization for the three months ended March 31, 2004 increased to approximately $578,000 from approximately $334,000 for the three months ended March 31, 2003, due to amortization of assembled workforce acquired as part of the acquisition of Novuspharma in January 2004.

Investment income. Investment income decreased to approximately $519,000 for the three months ended March 31, 2004 from approximately $654,000 for the three months ended March 31, 2003. This decrease is attributed to a lower average securities available-for-sale balance and lower prevailing interest rates during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Interest and other expense. Interest and other expense increased to approximately $3.2 million for the three months ended March 31, 2004 from approximately $1.9 million for the three months ended March 31, 2003. The increase is primarily due to the issuance of $75.0 million principal amount of our 4% convertible senior subordinated notes in June 2003. The increase is also due in part to a $0.5 million foreign exchange loss resulting from fluctuations of foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had approximately $132.9 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $42.6 million during the three months ended March 31, 2004, compared to approximately $25.2 million for the same period during 2003. The increase in net cash used in operating activities during the three months ended March 31, 2004, as compared to the same period in 2003, was primarily due to the increase in our net loss offset by a non-cash charge related to acquired in-process research and development resulting from our acquisition of Novuspharma.

We expect the amount of net cash used in operating activities in 2004 to increase over the amount of net cash used in 2003 due to our acquisition of Novuspharma in addition to anticipated progress in our phase III clinical trials for XYOTAX and pixantrone and phase II clinical trials for both pixantrone and CT-2106. The extent of cash flow used in operating activities will be significantly affected by our ability to in-license or acquire rights to other products, or increase TRISENOX sales.

Net cash provided by investing activities totaled approximately $132.7 million during the three months ended March 31, 2004, compared to approximately $18.4 million for the same period during 2003. The increase in net cash provided by investing activities during the three months ended March 31, 2004, as compared to the same period in 2003, was primarily due to cash acquired through our acquisition of Novuspharma in January 2004 and a decrease in purchases of securities available-for-sale offset by a decrease in proceeds from maturities of securities available-for-sale.

In February 2004, we filed a shelf registration statement on Form S-3 that will allow us to offer up to $75.0 million of our common stock at any time over the next several years.

We expect to generate losses from operations for the next couple of years due to substantial additional research and development costs, including costs related to clinical trials, increased sales and marketing expenditures and costs associated with the integration of CTI (Europe) into CTI . We expect that our existing capital resources will enable us to maintain our current operations through the first half of 2005; however, to fully fund ongoing and planned activities, we believe we will need to raise additional funds through equity financings, partnerships or other sources. In addition, our future capital requirements will depend on many factors, including:

•	success of our sales and marketing efforts;

•	success in acquiring complementary products, technologies or businesses;

•	success in the integration of CTI (Europe) into CTI;

•	progress in and scope of our research and development activities; and

•	competitive market developments.

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

The following table includes information relating to our contractual obligations as of March 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
5.75% Convertible senior subordinated notes (1) notes	$85,459	$—	$—	$85,459	$—
4.0% Convertible senior subordinated notes (2)	75,000	—	—	—	75,000
5.75% Convertible subordinated notes (3)	29,640	—	—	29,640	—
Interest on convertible and convertible senior subordinated notes	48,988	9,618	19,237	15,633	4,500
Operating leases:
Facilities	54,042	8,625	17,441	11,955	16,021
Aircraft	14,293	1,927	3,854	3,854	4,658
Long-term debt (4)	5,308	1,798	1,637	950	923
Payment related to PolaRx acquisition	123	123	—	—	—

	$312,853	$22,091	$42,169	$147,491	$101,102

(1)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of $10.00 per share.
(2)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.50 per share.
(3)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $34.00 per share.
(4)	Long-term debt does not include $1.3 million recorded as a long-term obligation related to employees’ leaving entitlements for our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the entitlements are paid upon an employees’ departure from the Company for whatever reason.

The remaining amount of milestone payments we may be required to pay pursuant to the agreement with PG-TXL Company L.P. is $15.5 million. We may also be required to make an additional payout in future years based on a 2% royalty on total net sales, payable in cash or common stock at the then fair market value of our stock, related to the PolaRx acquisition contingent upon achieving sales of TRISENOX in excess of $40 million for any calendar year.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2004, we had an accumulated deficit of approximately $606.9 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next couple of years. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We expect that our existing capital resources will enable us to maintain our current operations through the first half of 2005; however, to fully fund ongoing and planned activities, we believe we will need to raise additional funds. We expect to receive certain grants and subsidized loans from the Italian government and the EU through our Italian branch into which CTI (Europe)’s operating assets and liabilities will be contributed. However, we may not receive the relevant funding because the grants and subsidies are awarded at the discretion of the relevant authorities.

If our plans or assumptions change or are inaccurate, it will affect the amount of additional funds we will need to raise to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources.

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

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the safety and efficacy of the product. Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to a number of factors.

We may not obtain authorization to permit product candidates that are already in the pre-clinical development phase to enter the human clinical testing phase. Authorized pre-clinical or clinical testing may not be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Clinical testing may not show potential products to be safe and efficacious and potential products may not be approved for a specific indication. Further, the results from pre-clinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. Data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks or for other reasons. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests as well as competition with other clinical testing programs involving the same patient profile but different treatments.

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

We have licensed intellectual property, including patent applications from The Memorial Sloan-Kettering Cancer Center, Samuel Waxman Cancer Research Foundation, Dr. Daopei Lu of the Beijing Medical University, The University of Vermont, Hoffman La Roche and others, including the intellectual property relating to TRISENOX, other arsenic applications and pixantrone. We have also in-licensed the intellectual property relating to our drug delivery technology that uses polymers that are linked to drugs, known as polymer-drug conjugates, including XYOTAX and CT-2106. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreements, we may lose our right to market and sell any products based on the licensed technology.

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

The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The United States Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the United States, and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents and the claims of any issued patents may not afford meaningful protection for our technologies or products. We currently have patent properties directed to all approved uses for TRISENOX, however we have no patent claims covering the composition itself. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our orphan drug designations in the United States or EU, which are designations for products meeting criteria based on the size of the potential United States or EU patient population for a drug, respectively, and which entitle that drug to seven years of exclusive rights in the United States market or ten years in the EU market, as applicable, or to protect a patent position or to determine the scope and validity of third party proprietary rights, and we may not have the required resources to pursue any such litigation or to protect our patent rights. Any adverse outcome in litigation with respect to the infringement or validity of any patents owned by third parties could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

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

We attempt to monitor the patent filings but have not conducted an exhaustive search for patents that may be relevant to our products and product candidates in an effort to guide the design and development of our products to avoid infringement. We may not be able to successfully challenge the validity of these patents and could have to pay substantial damages, possibly including treble damages, for past infringement and attorney’s fees if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Moreover, third parties may challenge the patents that have been issued or licensed to us. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

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

We may not be able to continue to purchase the materials necessary to produce XYOTAX, including paclitaxel, in adequate volume and quality. Paclitaxel is derived from certain varieties of yew trees. Supply of paclitaxel is controlled by a limited number of companies. We purchase the majority of the paclitaxel we need from a single vendor. We also purchase the raw material polyglutamic acid from a single source on a purchase order basis. Should the paclitaxel or polyglutamic acid purchased from our sources prove to be insufficient in quantity or quality, should a supplier fail to deliver in a timely fashion or at all, or should these relationships terminate, we may not be able to obtain a sufficient supply from alternate sources on acceptable terms, or at all.

Our dependence on third party manufacturers means that we do not always have sufficient control over the manufacture of our products.

We do not currently have internal facilities for the current Good Manufacturing Procedure, or cGMP, manufacture of any of our development or commercial products. In addition, TRISENOX, our first commercial product, is currently manufactured by a single vendor. In 2002, we began the process of qualifying an additional supplier for our finished product manufacturing for TRISENOX. This additional supplier received FDA approval to manufacture TRISENOX in June 2003. Because we do not directly control our suppliers, these vendors may not be able to provide us with finished product when we need it. Plans are in place to develop additional manufacturing resources, such as entering into collaborative arrangements with other parties that have established manufacturing capabilities or elect to have other additional third parties manufacture our products on a contract basis.

We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. Our current manufacturer for TRISENOX has recently been inspected by the FDA and is currently in the process of responding to FDA observations regarding its facility. As a result, the FDA could, among other things, shut down the operations of the manufacturer or disallow the manufacturer to ship product it currently holds. Either outcome could affect our operations.

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

Regulatory agencies have approved only one of our products, TRISENOX, for sale in the United States and the EU, to treat patients with a type of blood cancer called APL who have relapsed or failed standard therapies. Before we can market TRISENOX for other indications in the United States or EU, we must obtain additional FDA approval and/or approval of the EMEA. Our other products are in development, and will have to be approved by the FDA before they can be marketed in the United States and by the EMEA before they can be marketed in the EU. Obtaining FDA or other national regulatory approval requires substantial time, effort and financial resources, and we may not obtain approval on a timely basis, if at all. If the FDA or the EMEA do not approve our developmental products and any additional indications for marketed products in a timely fashion, or does not approve them at all, or withdraws the approval or otherwise restricts the marketing of our sole approved product, TRISENOX, our business and financial condition may be adversely affected.

In addition, we and our currently marketed product and our product candidates are subject to comprehensive regulation by the FDA and the EMEA. Regulation by the FDA and EMEA begins before approval for marketing is granted and continues during the life of each product. For example, TRISENOX was approved for its current indication by the FDA following fast track review process and by the EMEA “under exceptional circumstances,” and we committed to completing several post-approval requirements to both the FDA and the EMEA, including the conduct of additional clinical studies. If we fail to fulfill these obligations, the FDA or EMEA may withdraw approval of TRISENOX. In addition, the FDA and other regulatory authorities regulate, for example, research and development, including pre-clinical and clinical testing, safety, effectiveness, manufacturing, labeling, advertising, promotion, export, and marketing of our products. Manufacturing processes must conform to cGMPs. The FDA and other regulatory authorities periodically inspect manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort to maintain compliance. TRISENOX is prescribed by physicians largely for uses not approved by the FDA. Although physicians may prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses would be unlawful. Regulatory authorities could take enforcement action against us if they believe that we are promoting TRISENOX for off-label use. Failure to comply with regulatory requirements could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

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

Even if we succeed in bringing any of our proposed products to the market, they may not be considered cost-effective and third party reimbursement might not be available or sufficient. If adequate third party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing. The Medicare Prescription Drug Improvement, and Modernization Act (MMA), enacted last December, will affect reimbursement and purchases of prescription drugs, including cancer drugs. Implementation of the MMA and yet to be issued regulation could have an adverse impact on sales of prescription drugs. While we cannot predict whether any other legislative or regulatory proposals will be adopted, the adoption of other proposals could make it difficult or impossible to sell our products. TRISENOX has been reimbursed by third party payors, but there is no guarantee this reimbursement will continue.

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

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our markets. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•	If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes, which are drugs that inhibit cell growth by stopping cell division and are widely used as treatments for cancer. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, which inhibit cancer cells by a mechanism similar to taxanes, or similar products (including, among others, Bristol-Myers Squibb Co., which markets paclitaxel, one of the best-selling cancer drugs, and Aventis, which markets docetaxel). In addition, several companies, including American Pharmaceutical Partners, NeoPharm Inc. and Sonus Pharmaceuticals are also developing novel taxanes and formulations which could compete with our products.

•	In the hematology market, we hope to receive approval to market TRISENOX to larger indications than currently authorized. We will face competition from a number of biopharmaceutical companies, including:

•	Celgene Corporation, which currently sells thalidomide used in the treatment of multiple myeloma, a cancer of the bone marrow, and is developing ImiDs™;

•	Millennium Pharmaceuticals, Inc., which recently launched Velcade® for treatment of multiple myeloma;

•	Pharmion Corporation, which has signed an agreement with Celgene to expand internationally the marketing of thalidomide and is developing 5-Azacytidine for MDS also known as ‘smoldering’ leukemia or preleukemia, which are a group of diseases in which the bone marrow does not function normally, and insufficient numbers of mature blood cells are in circulation; and

•	SuperGen Corporation, which is developing decitabine, which has been accepted for a rolling NDA submission by the FDA in MDS.

•	Because pixantrone is intended to provide less toxic treatment to patients who have failed standard chemotherapy treatment, if pixantrone is brought to market, it is not expected to compete directly with many existing chemotherapy drugs. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed, including vincristine sulfate liposome for injection, a product being developed by Inex Pharmaceuticals Corporation (“Inex”) that is currently in NDA review. In January 2004, Enzon Pharmaceuticals (“Enzon”) entered into a partnership with Inex in which Enzon received exclusive North American commercialization rights for Inex’s vincristine product for all indications.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended March 31, 2004, our stock price ranged from a low of $7.49 to a high of $15.70. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

In addition, extreme price and volume fluctuations in the stock market may lower the market price of our common stock and affect the volume of trading in our stock. The low and high sale prices per share of our common stock on the Nasdaq National Market were $5.18 and $15.70, respectively, from January 1, 2003 through April 30, 2004. During this period, the average daily trading volume of our common stock on the Nasdaq National Market was approximately 619,900 shares. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Anti-takeover provisions in our charter documents and under Washington law could make removal of incumbent management or an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests or to effect changes in control. These provisions include:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at March 31, 2004 and December 31, 2003 was $35.7 million and $83.1 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $0.1 million and $0.3 million as of March 31, 2004 and December 31, 2003, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit. As of March 31, 2004 and December 31, 2003, the fair value of the interest rate swap was a liability of approximately $1.0 million and $0.8 million, respectively.

Foreign Exchange Market Risk

As a result of our acquisition of Novuspharma, we are exposed to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, we are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars. Although our reporting currency remains the U.S. dollar, a significant portion of our consolidated costs now arise in euros, which we translate into U.S. dollars for purposes of financial reporting, based on exchange rates prevailing during the applicable reporting period. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Accordingly, changes in the value of the U.S. dollar relative to the euro might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period.

We have foreign exchange risk related to euro-denominated cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at March 31, 2004 of $28.9 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $1.4 million, $2.9 million and $5.8 million.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 10, 2004, Micromet AG (“Micromet”), a German company, filed a complaint against the Company in federal district court in Washington, asserting that CTI (Europe), the Company’s European Branch (formerly known as Novuspharma S.p.A.), had purportedly breached a contract with Micromet for the development of a drug candidate known as MT201. The alleged breach is based on the assertion that CTI (Europe) failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, the Company answered the complaint by denying the substance of the allegations and filing counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information. The Company believes that Micromet’s complaint is without merit and intends to vigorously defend against the Micromet action, as well as to seek recovery based upon its counterclaims.

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

On February 5, 2004, we filed a report on Form 8-K/A amending the 8-K filed on January 13, 2004 to include the (a) unaudited financial statements of Novuspharma as of and for the nine months ended September 30, 2003 and 2002 and financial statements as of and for the years ended December 31, 2002, 2001 and 2000; and (b) the unaudited pro forma condensed combined financial statements of the Company and Novuspharma as of and for the nine months ended September 30, 2003 and the year ended December 31, 2002.

On February 11, 2004, we furnished a report on Form 8-K relating to the issuance of our financial results for the fiscal quarter ended December 31, 2003.

On March 22, 2004, we filed a report on Form 8-K/A amending the 8-K/A filed on February 5, 2004 to include the (a) financial statements of Novuspharma, including Novuspharma’s balance sheet at December 31, 2003 and 2002 and the statement of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2003, 2002 and 2001 and for the period January 1, 1999 (inception) to December 31, 2003; and (b) the unaudited pro forma condensed combined financial statements of the Company and Novuspharma as of and for the year ended December 31, 2003.

On May 6, 2004, we furnished a report on Form 8-K relating to the issuance of our financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: May 6, 2004	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: May 6, 2004	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer, Chief Accounting Officer)