Form 10-Q
period 2004-06-30
CELL THERAPEUTICS INC
filed 2004-08-06
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-12465

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2004
Common Stock, no par value	50,628,264

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$84,249	$8,438
Securities available-for-sale	5,207	83,144
Interest receivable	288	1,256
Accounts receivable, net	1,111	1,980
Inventory	1,207	1,008
Note receivable from officer	3,500	3,500
Prepaid expenses and other current assets	6,820	6,093

Total current assets	102,382	105,419
Property and equipment, net	23,205	11,341
Goodwill	17,064	17,064
Other intangibles, net	4,928	1,335
Other assets and deferred charges, net	14,366	10,931

Total assets	$161,945	$146,090

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,131	$4,031
Accrued expenses	22,391	21,940
Accrued liability related to PolaRx acquisition	63	5,019
Current portion of deferred revenue	617	765
Current portion of long-term obligations	1,662	1,766

Total current liabilities	30,864	33,521
Deferred revenue, less current portion	1,270	1,310
Other long-term obligations, less current portion	5,026	3,702
Convertible senior subordinated notes	160,459	160,459
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Series D, 0 and 10,000 shares designated at June 30, 2004 and December 31, 2003, respectively, none issued and outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000
Issued and outstanding shares - 50,569,597 and 34,339,040 at June 30, 2004 and December 31, 2003, respectively	587,543	394,750
Deferred stock-based compensation	(4,615)	(5,956)
Accumulated other comprehensive loss	(3,904)	(850)
Accumulated deficit	(644,338)	(470,486)

Total shareholders’ deficit	(65,314)	(82,542)

Total liabilities and shareholders’ deficit	$161,945	$146,090

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$7,942	$5,281	$11,800	$9,591
License and contract revenue	358	848	995	1,419

Total revenues	8,300	6,129	12,795	11,010

Operating expenses:
Cost of product sold	276	252	428	398
Research and development	23,773	22,024	52,680	42,652
Selling, general and administrative	19,802	12,809	39,868	25,817
Acquired in-process research and development	(404)	—	88,120	—
Amortization of purchased intangibles	569	333	1,147	667

Total operating expenses	44,016	35,418	182,243	69,534

Loss from operations	(35,716)	(29,289)	(169,448)	(58,524)
Other income (expense):
Investment and other income	364	451	880	1,105
Interest and other expense	(2,704)	(1,938)	(5,428)	(3,826)
Foreign exchange gain	599	—	144	—

Other expense, net	(1,741)	(1,487)	(4,404)	(2,721)

Net loss	$(37,457)	$(30,776)	$(173,852)	$(61,245)

Basic and diluted net loss per share	$(0.75)	$(0.93)	$(3.50)	$(1.85)

Shares used in calculation of basic and diluted net loss per share	49,651	33,168	49,604	33,141

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(173,852)	$(61,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	88,120	—
Depreciation and amortization	5,013	2,337
Noncash interest expense	484	278
Amortization of investment premium	887	1,690
Equity-based compensation expense	3,365	228
Loss on disposition of property and equipment	65	43
Noncash rent expense (benefit)	208	(10)
Gain on sale of investment securities	7	—
Changes in operating assets and liabilities:
Interest receivable	966	708
Accounts receivable, net	891	589
Inventory	(199)	70
Prepaid expenses and other current assets	(588)	175
Other assets and deferred charges	1,529	1,221
Accounts payable	(2,394)	(1,520)
Accrued expenses	(4,945)	2,480
Deferred revenue	(418)	(506)
Long-term obligations	213	—

Total adjustments	93,204	7,783

Net cash used in operating activities	(80,648)	(53,462)

Investing activities
Proceeds from sales of securities available-for-sale	43,426	15,888
Proceeds from maturities of securities available-for-sale	33,735	108,146
Purchases of securities available-for-sale	(78)	(86,297)
Purchases of property and equipment	(1,997)	(1,768)
Additional consideration related to the PolaRx acquisition	(4,956)	(3,951)
Net cash acquired in (paid for) the Novuspharma merger	89,400	(1,870)

Net cash provided by investing activities	159,530	30,148

Financing activities
Proceeds from issuance of convertible senior subordinated notes, net	—	72,656
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	1,010	552
Repayment of long-term obligations	(1,118)	(859)

Net cash provided by (used in) financing activities	(108)	72,349

Effect of exchange rate changes on cash and cash equivalents	(2,963)	—

Net increase in cash and cash equivalents	75,811	49,035
Cash and cash equivalents at beginning of period	8,438	17,946

Cash and cash equivalents at end of period	$84,249	$66,981

Supplemental disclosure of cash and noncash flow information
Common stock issued for acquisition of Novuspharma	$189,760	$—

Cash paid during the period for interest	$4,924	$3,184

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying unaudited financial information of Cell Therapeutics, Inc., or CTI, as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2003 included in our Form 10-K.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are recorded upon shipment net of an allowance for returns and discounts. In estimating returns, we analyze historical returns, sales patterns, estimated inventory on hand at the distributors and the remaining shelf life of that inventory. Allowances for returns, discounts and bad debts, which are netted against accounts receivable, totaled approximately $2.3 million and $2.1 million at June 30, 2004 and December 31, 2003, respectively.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average method. Finished goods inventory consists of our Food and Drug Administration, or FDA-approved, and European Agency for Evaluation of Medicinal Products, or EMEA-approved, pharmaceutical drug, TRISENOX® (arsenic trioxide), or TRISENOX. If the cost of the inventory exceeds the expected market value, provisions are recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable is recorded. The components of inventories are as follows (in thousands):

	June 30, 2004	December 31, 2003
Work in process	$820	$759
Finished goods	387	249

	$1,207	$1,008

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

Derivative Financial Instruments

Effective at the beginning of fiscal 2001, we adopted Statement of Financial Accounting Standard, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at June 30, 2004 and December 31, 2003. We do not enter into forward agreements for trading purposes.

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

2. Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and on our interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $37.9 million and $31.0 million for the three month periods ended June 30, 2004 and 2003, respectively. Total comprehensive loss was $176.9 million and $61.5 million for the six month periods ended June 30, 2004 and 2003, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	June 30, 2004	December 31, 2003
Foreign currency translation adjustment	$(3,461)	$—
Net unrealized losses on interest rate swap	(443)	(810)
Net unrealized losses on securities available-for-sale	—	(40)

	$(3,904)	$(850)

3. Employee Benefit Plan

In connection with our merger with Novuspharma S.p.A on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon leaving for any reason. Related costs are accrued, net of applicable advances, over the employees’ service periods based on compensation and years of service. In accordance with EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, we have elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. As of June 30, 2004, the vested benefit obligation was approximately $1.3 million and was included in other long-term obligations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(37,457)	$(30,776)	$(173,852)	$(61,245)
Add: Stock-based employee compensation included in reported net loss	1,188	18	3,361	24
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,398)	(3,038)	(5,380)	(6,801)

As adjusted	$(38,667)	$(33,796)	$(175,871)	$(68,022)

Basic and diluted net loss per share:
As reported	$(0.75)	$(0.93)	$(3.50)	$(1.85)
As adjusted	$(0.78)	$(1.02)	$(3.55)	$(2.05)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following other assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average risk-free interest rates	3.8%	2.2%	3.3%	2.4%
Average expected life (in years)	4.5	4.5	4.5	4.5
Volatility	0.98	1.03	0.98	1.03

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

At the time of the merger, approximately 15,629,000 shares of CTI common stock were issued based on the conversion of approximately 6,379,000 outstanding Novuspharma ordinary shares multiplied by the fixed exchange ratio of 2.45, with cash paid in lieu of fractional shares. The total cost of the merger was approximately $196,079,000, based on a fair value of CTI common stock of $12.14, the average price of our common stock during a seven-day period beginning three trading days before and ending three trading days after the public announcement of the merger (June 12, 13, 16, 17, 18, 19 and 20, 2003) and related transaction costs.

The estimated total purchase price of the merger is as follows (in thousands):

Total value of CTI common stock	$189,760
Estimated direct transaction costs	6,319

Total estimated purchase price	$196,079

As an asset purchase, the total estimated purchase price as shown in the table above was allocated to Novuspharma’s net tangible and intangible assets, including IPRD, based initially on their fair values as of January 1, 2004. These fair values were determined through a valuation performed by an independent third party. The estimated purchase price in excess of these estimated fair values was then allocated on a pro rata basis to IPRD and to non-monetary long-lived assets. During the quarter ended June 30, 2004, certain purchase price adjustments were made resulting in an adjustment to the original excess purchase price allocation to IPRD and non-monetary long-lived assets. Additional purchase price adjustments may occur during the last half of 2004 based on resolution of certain uncertainties related to the collection of grants receivable for services rendered by Novuspharma in 2003. IPRD represents the value of Novuspharma’s research and development projects in progress and was charged to operations upon the closing of the merger in accordance with SFAS 2, Accounting for Research and Development Costs. Other identified intangible assets with finite lives are being amortized over those lives and will be reviewed for impairment on at least an annual basis. No goodwill was recognized as a result of the Novuspharma transaction. Novuspharma’s results of operations are included in CTI’s statement of operations from January 1, 2004.

The allocation of the estimated purchase price was as follows (in thousands):

Cash and cash equivalents	$92,491
Accounts receivable	1,432
Prepaid expenses and other current assets	154
Property and equipment	14,143
Other intangible assets	4,899
Other assets and deferred charges	7,286
Accounts payable and accrued expenses	(9,948)
Deferred revenue	(237)
Current portion of long-term obligations	(132)
Other long-term obligations, less current portion	(2,129)
Acquired in-process research and development	88,120

Total	$196,079

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

Acquired IPRD of approximately $88.1 million represents the values determined by our management to be attributable to the IPRD assets associated with the technology acquired in the Merger as follows (in thousands):

BBR 2778 (NHL)	$81,228
BBR 2778 (MS)	6,892

$88,120

As of January 1, 2004, pixantrone, also known as BBR 2778, was in Phase III clinical trials in indolent non-Hodgkin’s lymphoma, or NHL, in Phase II clinical trials in aggressive NHL, and was expected to enter clinical trials in multiple sclerosis, or MS, during the first half of 2004. The trial for indolent NHL was modified and reduced to a registration supporting study and has been subsequently discontinued based on our strategy to conduct a pivotal phase III trial in aggressive NHL. Additionally, the MS trial has been delayed due to the priority placed on the registration trials. Pixantrone produced positive results in terms of efficacy and safety in preclinical trials and in Phase I and II trials. In preclinical studies, pixantrone has shown notable activity in animal models of cancer, particularly in models of blood-born tumors such as lymphoma. For purposes of the valuation, Novuspharma estimated its future research and development costs for pixantrone to be approximately $35.8 million through the launch year. Additionally, Novuspharma expected to file a new drug application with the FDA for pixantrone in 2005, at the earliest, with an estimated launch of pixantrone for aggressive NHL in 2006, with revenues for indolent NHL and MS being generated through off label usage. However, significant risk remains relative to the uncertainties inherent in clinical trials and in ultimately obtaining regulatory approval.

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

Pro forma results of operations

The following table sets forth (1) the pro forma combined results of operations of CTI and CTI (Europe) for the three and six months ended June 30, 2004 and (2) the pro forma combined historical results of operations of CTI and Novuspharma for the three and six months ended June 30, 2003 as if the Merger occurred on January 1, 2003 (in thousands, except for per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$8,300	$7,842	$12,795	$12,900
Net loss	$(37,861)	$(40,131)	$(85,732)	$(79,554)
Basic and diluted net loss per share	$(0.76)	$(0.82)	$(1.73)	$(1.63)

The unaudited pro forma combined financial data is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the merger been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operation. The pro forma results do not include the effect or the charge for IPRD as this is a non-recurring charge resulting from the acquisition.

6. Restructuring Activities

In 2003, we began to implement plans to reduce our workforce to eliminate areas of redundancy and capitalize on synergies and efficiencies expected to be created by the merger with Novuspharma. As of June 30, 2004, a total of 47 employees had been terminated or received notice of termination as a result of our restructuring activities.

Employee separation costs associated with the reorganization consist primarily of one-time termination benefits, principally severance payments and for certain key employees include retention bonuses, and are recognized in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities. To date, we have recorded approximately $1.7 million in research and development expenses for employee termination benefits related to terminated employees, of which $181,000 was incurred during the six months ended June 30, 2004, respectively. We expect to incur additional employee termination benefit expenses of approximately $93,000 during 2004.

The following table summarizes the changes in the liability for employee separation costs during the six months ended June 30, 2004 (in thousands):

Balance at December 31, 2003	$874
Additional charges	207
Adjustments	(26)
Cash payments	(761)

Balance at June 30, 2004	$294

7. Prepaid Supply Agreement

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel which was to be delivered by NPI over several years. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. We also entered into a security agreement with NPI to collateralize our prepayment with the value of the NPI owned yew trees from which paclitaxel is derived. As of June 30, 2004 we had received approximately $2.7 million of paclitaxel; however, based on the original terms of agreement, NPI was behind on its delivery of the remaining paclitaxel. In June 2004, we received a revised delivery schedule from NPI that detailed the new delivery dates through December 2005 for the remaining paclitaxel. As of June 30, 2004, our prepaid asset related to the undelivered paclitaxel was approximately $3.3 million, of which approximately $1.7 million has been classified as non-current.

8. Related Party Transactions

On April 8, 2002, we extended a loan of $3.5 million to Dr. James A. Bianco, our president and chief executive officer, which bears interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually, and was due on April 8, 2004. This loan is a full-recourse loan and is secured by a second mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of our common stock owned by Dr. Bianco. Dr. Bianco paid accrued interest on his $3.5 million loan through October 2003. The loan to Dr. Bianco was made by CTI before the passage of the Sarbanes-Oxley Act of 2002. Dr. Bianco informed the board that he would not be able to pay this loan, including accrued interest, in full when due on April 8, 2004. On April 8, 2004, in accordance with the terms of the original loan agreement, the interest rate on the loan increased by an additional 3% and as of June 30, 2004, interest receivable on the loan was approximately $112,000. The board of directors has delegated to the audit committee the responsibility of monitoring the collection of this loan. The audit committee has assessed the value of all collateral and sources of repayment for the loan, and is working with Dr. Bianco towards the promptest practical repayment of the loan. Dr. Bianco has confirmed to the board his absolute and unconditional obligation to repay the loan in full. As of June 30, 2004, based on an assessment of various factors including the estimated value of the collateral, the Company believes that the loan is fully collectible.

9. Legal Proceedings

On February 10, 2004, Micromet AG (“Micromet”), a Munich, German-based company, filed a complaint against CTI in federal district court in the State of Washington, asserting that CTI (Europe), the Company’s European Branch (formerly known as Novuspharma S.p.A), had purportedly breached a contract with Micromet for the development of MT201, a fully human antibody targeting the EP-CAM molecule. The claims allege that CTI (Europe) failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, the CTI answered the complaint, denying the substance of the allegations, and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information which includes preclinical tests which were determined to be invalid. Management believes that Micromet’s complaint is without merit and intends to vigorously defend against the Micromet action, as well as to seek recovery based upon its counterclaims. Management believes the ultimate outcome will not have a material adverse impact on the Company’s financial condition or results of operations.

10. Subsequent Events

In August 2004, we received approximately $42.8 million in gross proceeds from a public offering of 9.0 million shares of our common stock. These shares were sold under an existing shelf registration statement filed in February 2004 at a public offering price of $4.75 per share. We also expect to incur approximately $3.4 million in expenses, including underwriters’ discounts and commissions, related to this offering.

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

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition, and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of June 30, 2004, we had incurred aggregate net losses of approximately $644.3 million since inception. We expect to continue to incur significant additional operating losses for at least the next eighteen months from our research and development efforts.

On January 1, 2004, we completed our acquisition of Novuspharma S.p.A. (currently CTI (Europe)), a public biopharmaceutical company located in Italy. We issued 15,629,138 shares of CTI common stock based on the conversion of 6,379,240 outstanding Novuspharma ordinary shares multiplied by the fixed exchange ratio of 2.45. The total cost of the merger was approximately $196.1 million. This acquisition provided us worldwide rights to pixantrone, approximately $92.5 million of cash and cash equivalents upon closing of the acquisition, and a high-quality drug discovery organization and staff with an extensive track record in cancer drug development. The acquisition of CTI (Europe) and pixantrone are consistent with our strategy of growth by strategic acquisition and our goal to develop improved cancer therapies.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P., or PG-TXL, and scientists at The University of Texas M. D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to paclitaxel poliglumex and to all potential uses of PG-TXL’s polymer technology. Paclitaxel poliglumex is paclitaxel linked to polyglutamate, and is branded as XYOTAX™, or XYOTAX. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. As of June 30, 2004, we have made $5.0 million in milestone payments upon the attainment of significant achievements and are obligated to make additional future milestone payments of up to $15.5 million and royalty payments on net product sales as defined in the agreement.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc., or NPI, for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we prepaid for paclitaxel. NPI is behind in its delivery schedule to us although we expect to receive delivery through 2005. We may need to obtain paclitaxel from another vendor, which we may not be able to receive on a timely basis, if at all.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period of approximately seven years on a straight-line basis. Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002, we may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54.0 million in development expenditures over the course of the licensing agreement. As of June 30, 2004, we have received $3.4 million in development expenditure reimbursements from Chugai.

In 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, or NSCLC, and two additional phase III trials of XYOTAX in the front-line treatment of poor performance status, or PS2, patients with NSCLC.

In June 2003, we received fast track designation from the FDA for our XYOTAX pivotal trials in PS2 patients with advanced NSCLC.

In November 2003, we completed enrollment in one of our XYOTAX phase III pivotal trials, known as STELLAR 3, for the potential use in combination with platinum as front-line treatment of PS2 patients with NSCLC. Based on a higher than historically predicted survival rate reported by the data monitoring committee between January and June 2004, we do not expect to reach the number of events required to perform the primary efficacy analysis of the STELLAR 3 trial until early 2005. As a result, our revised target for submission of an NDA for XYOTAX is sixteen weeks following the primary analysis in 2005.

On April 1, 2004, we announced that we entered into a clinical trials agreement with the Gynecologic Oncology Group, or GOG, to perform a phase III trial of XYOTAX in patients with ovarian cancer. In July 2004, the GOG submitted an investigational new drug application, or IND, along with the protocol for a special protocol assessment, or SPA, to the FDA. The trial is expected to begin in the second half of 2004.

In May 2004, we completed enrollment in our second pivotal phase III trial of XYOTAX, known as STELLAR 4, for the potential use as front-line single agent treatment of PS2 patients with NSCLC.

In July 2004, we completed enrollment in our third and final pivotal phase III trial of XYOTAX, known as STELLAR 2, for the potential use as second-line single agent treatment of patients with NSCLC.

TRISENOX

On January 7, 2000, we entered into a Merger Agreement to acquire PolaRx Biopharmaceuticals, Inc., or PolaRx, a biopharmaceutical company that owned the rights to TRISENOX, an anti-cancer compound for which we submitted and received approval for an NDA with the FDA. The acquisition was accounted for as a purchase transaction.

In September 2000, we received marketing approval of our NDA by the FDA for TRISENOX and sales of TRISENOX in the U.S. commenced in October 2000. In March 2002, we received approval from the EMEA to market TRISENOX in the European Union, or EU and we commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002.

During 2002, we met a $10.0 million TRISENOX sales threshold, which triggered an additional payment of approximately $4.0 million to PolaRx shareholders under the terms of the Merger Agreement. We also recorded $5.0 million in additional goodwill and an accrued liability during the fourth quarter of 2003 in connection with achieving a $20.0 million sales threshold during the year, which was paid out during the first half of 2004. We are also required to make an additional payout of a 2% royalty on total net sales, payable in cash or common stock at the then fair market of our stock, for any calendar year that sales of TRISENOX exceed $40.0 million.

We have recorded cumulative net product sales for TRISENOX of approximately $51.9 million through June 30, 2004. TRISENOX is manufactured primarily by a single vendor and sold through our direct sales force.

In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX injection in Japan, South Korea, and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the performance period of approximately eighteen months on a straight-line basis. Under the agreement, we received and recognized as revenue a $500,000 milestone payment from Nippon in 2003 and we may also receive additional future milestone payments totaling up to $3.5 million upon attainment of certain achievements. We anticipate approval of TRISENOX for relapsed acute promyelocytic leukemia, or APL, in Japan in the fourth quarter of 2004 which will trigger an additional milestone payment of $500,000 to us.

In April 2004, the U.S. Patent and Trademark office issued a patent directed to TRISENOX injection that extends CTI’s market exclusivity in the U.S. for the drug from 2007 to 2018. This extension is eleven years beyond the original orphan drug exclusivity for APL that currently expires in 2007.

We have recently refocused our TRISENOX development efforts to approximately 40 clinical and investigator-sponsored trials, with an emphasis on blood-related cancers, including front-line APL and multiple myeloma.

PIXANTRONE

We acquired pixantrone, a novel compound, for the potential treatment of non-Hodgkin’s lymphoma, or NHL, through our merger with Novuspharma S.p.A. in January 2004. We are developing pixantrone, and have several clinical trials ongoing, including a pivotal phase III trial for the potential treatment of relapsed aggressive NHL. In phase I/II clinical trials alone and in combination, pixantrone has demonstrated good responses and has been well tolerated, with a low rate of cardiac side effects. In July 2004, we announced that the FDA granted fast track designation for Pixantrone for the potential treatment of relapsed aggressive NHL on the basis that relapsed aggressive NHL in the third-line or subsegment recurrence is a life threatening disease and responses have been noted in phase II trials with patients with relapsed, aggressive NHL.

OTHER COMPOUNDS

We are developing a novel polyglutamate-camptothecin molecule, or CT-2106. We filed an IND in December 2001 for this compound and initiated a phase I clinical study in the first quarter of 2002. In April 2004, we initiated a phase I/II clinical trial of CT-2106 in combination with infusional 5 fluorouracil/folinic acid, or 5-FU/FA, in patients with metastatic colorectal cancer who have failed front-line therapy with oxaliplatinum. We plan to initiate clinical studies of CT-2106 in small cell lung cancer and advanced ovarian cancer during 2005.

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

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at June 30, 2004 and December 31, 2003. We do not enter into forward agreements for trading purposes.

Purchase Price Allocation

The purchase price for Novuspharma S.p.A. was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of January 1, 2004. An independent third-party valuation firm was engaged to assist in determining the fair values of in-process research and development, and identifiable intangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003.

Product sales. TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA and EMEA to treat patients with relapsed or refractory APL. We recorded net product sales of approximately $7.9 million and $5.3 million for TRISENOX for the three months ended June 30, 2004 and 2003, respectively. The increase in net sales is primarily due to a greater demand for our product, including an increase in sales in Europe due to an expansion of our European sales force.

License and contract revenue. In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the estimated development period of approximately seven years on a straight-line basis. In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co., Ltd., or Nippon, for the distribution and commercialization of TRISENOX. We received $750,000 upon execution of the agreement which we recorded as deferred revenue and which is being recognized as revenue over the performance period of approximately two years on a straight-line basis.

For the three months ended June 30, 2004, we recognized approximately $0.4 million of license and contract revenue, of which approximately $0.2 million related to the amortization of the initial payments from Chugai and Nippon and approximately $0.2 million related to cost reimbursements for development expenses received from Chugai. For the three months ended June 30, 2003, we recognized approximately $0.8 million of license and contract revenue, of which $0.5 million related to a milestone payment received from Nippon for their submission of an NDA in Japan, approximately $0.2 million related to the amortization of the initial payments from Chugai and Nippon and approximately $0.1 million related to cost reimbursements for development expenses received from Chugai.

Cost of product sold. The cost of product sold during the three months ended June 30, 2004 and 2003 was approximately $276,000 and $252,000, respectively. Our gross margins have remained consistent over the periods. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of product sales.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Compounds under development:
XYOTAX	$9,196	$13,213
Pixantrone	2,160	—
TRISENOX	1,164	1,375
Other compounds	388	224
Operating expenses	8,346	4,415
Discovery research	2,519	2,797

Total research and development expenses	$23,773	$22,024

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications to the FDA, EMEA or similar regulatory filings with agencies outside the U.S. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy, and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are $131.5 million, $21.0 million and $3.9 million, respectively. Costs for pixantrone prior to our merger with Novuspharma in January 2004 are excluded from this amount.

Research and development expenses increased to approximately $23.8 million for the three months ended June 30, 2004, from approximately $22.0 million for the three months ended June 30, 2003. This increase is primarily related to higher operating expenses associated with our newly acquired CTI (Europe) operations offset by decreased expenses related to XYOTAX development. Costs for our XYOTAX program decreased primarily due to advanced purchases of comparator drugs in 2003 which were used for our phase III clinical trials and other clinical trials. Costs for pixantrone during the three months ended June 30, 2004 resulted from our acquisition of pixantrone through the merger with Novuspharma; these costs were incurred by Novuspharma in the previous year. TRISENOX costs decreased approximately $0.2 million primarily due to a decrease in investigator sponsored trials. The increase in operating expenses primarily related to costs associated with CTI (Europe) operations as well as increased personnel and occupancy costs. Costs for discovery research decreased primarily as a result of the dissolution of PanGenex during the first quarter of 2004 and decreased personnel and occupancy costs associated with the termination of certain employees in connection with our merger with Novuspharma offset by $0.6 million in discovery research costs incurred by CTI (Europe). We anticipate increased research and development expenses during 2004 in connection with our clinical development plans for XYOTAX, pixantrone, TRISENOX and our other products. Research and development costs may also increase as a result of restructuring charges to be incurred in connection with our plan to vacate certain excess laboratory facilities within the next year due to our integration with Novuspharma.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. Based on our current development plans, we anticipate launching XYOTAX for the potential treatment of NSCLC in 2005. If this launch is successful, we would expect to receive significant cash inflows in late 2005 or early 2006 from this compound. Based on development plans for pixantrone, we expect to have interim data from the phase III trial in 2005 and if successful we intend to file an NDA for pixantrone in late 2005 or early 2006, with an estimated launch date of pixantrone for the potential treatment of aggressive NHL in 2006. If this launch is successful, significant cash inflows are expected in 2006.

With the exception of TRISENOX, we anticipate that we will not generate revenue from the sale of commercial drugs for approximately eighteen months, if ever. Without revenue generated from commercial sales, we anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $19.8 million for the three months ended June 30, 2004, from approximately $12.8 million for the three months ended June 30, 2003. This increase is primarily attributed to additional sales and marketing costs of approximately $2.4 million mainly related to our expanded commercialization efforts of TRISENOX in both the US and EU, approximately $1.5 million of costs related to CTI (Europe) operations, an increase of approximately $1.1 million in operating, personnel and occupancy costs associated with supporting our research, development and marketing activities, increased corporate development expenses of approximately $0.8 million, approximately $0.7 million in additional stock-based compensation charges, and approximately $0.5 million in increased finance and administration charges of which $0.3 million related to costs associated with Sarbanes-Oxley compliance work. Corporate development expenses include certain legal expenses, certain business development activities, costs related to operating our aircraft, and our corporate communications programs. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of Novuspharma in January 2004. The credit recorded in the three months ended June 30, 2004 relates to purchase price adjustments made during the quarter. Additional purchase price adjustments may occur during the last half of 2004 based on resolution of certain uncertainties related to the collection of grants receivable for services rendered by Novuspharma in 2003.

Amortization of purchased intangibles. Amortization for the three months ended June 30, 2004 increased to approximately $569,000 from approximately $333,000 for the three months ended June 30, 2003, due to amortization of assembled workforce acquired as part of the acquisition of Novuspharma in January 2004.

Investment and other income. Investment and other income decreased to approximately $364,000 for the three months ended June 30, 2004 from approximately $451,000 for the three months ended June 30, 2003. This decrease is primarily due to a lower average securities available-for-sale balance and lower prevailing interest rates on our investments during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Interest and other expense. Interest and other expense increased to approximately $2.7 million for the three months ended June 30, 2004 from approximately $1.9 million for the three months ended June 30, 2003. The increase is primarily due to the issuance of $75.0 million of our 4% convertible senior subordinated notes in June 2003.

Foreign exchange gain. We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. The exchange gain for the three months ended June 30, 2004 is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar investments held by CTI (Europe). There were no significant foreign currency transaction gains or losses during the three months ended June 30, 2003.

Six months ended June 30, 2004 and 2003.

Product sales. We recorded net product sales of approximately $11.8 million and $9.6 million for TRISENOX for the six months ended June 30, 2004 and 2003, respectively. The increase in net sales during 2004 is due to an increase in sales price as well as an increase in demand in both Europe and the U.S. The demand for our product during the first part of 2004 was affected by a technical error made by Center for Medicare Services, or CMS, stating a payment rate of $2.81/mg for TRISENOX when administered in a physician’s office versus the correct rate of $32.94/mg. This delayed physicians and patients from receiving accurate approved reimbursement for the product. Following several inquiries from our congressional delegates regarding the CMS error, the correct payment rate was published in early February 2004. We also had additional wholesaler purchases in the fourth quarter of 2003 resulting from an anticipated price increase that occurred in December 2003 which resulted in lower sales in the first part of 2004. Given sales levels during the second quarter, we expect our net sales to continue to increase during 2004.

License and contract revenue. For the six months ended June 30, 2004, we recognized approximately $1.0 million of license and contract revenue, of which approximately $0.4 million related to the amortization of the initial payments from Chugai and Nippon and approximately $0.6 million related to cost reimbursements for development expenses received from Chugai. For the six months ended June 30, 2003, we recognized approximately $1.4 million of license and contract revenue, of which approximately $0.5 million related to the amortization of the initial payments from Chugai and Nippon, $0.5 million related to a milestone payment received from Nippon for their submission of an NDA in Japan, and approximately $0.4 million related to cost reimbursements for development expenses received from Chugai.

Cost of product sold. The cost of product sold during the six months ended June 30, 2004 and 2003 was approximately $428,000 and $398,000, respectively. Our gross margins have remained consistent over the periods. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of product sales.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Compounds under development:
XYOTAX	$23,720	$25,226
Pixantrone	3,869	—
TRISENOX	2,832	2,301
Other compounds	650	404
Operating expenses	16,418	9,049
Discovery research	5,191	5,672

Total research and development expenses	$52,680	$42,652

Research and development expenses increased to approximately $52.7 million for the six months ended June 30, 2004, from approximately $42.7 million for the six months ended June 30, 2003. This increase is primarily related to higher operating expenses associated with our newly acquired CTI (Europe) operations offset by decreased expenses related to XYOTAX development. Costs for our XYOTAX program decreased primarily due to a decrease in manufacturing expenses which consisted mainly of a $3.4 million decrease related to advanced purchases of comparator drugs in 2003 which were used for our phase III clinical trials and other clinical trials offset by an increase in clinical expenses, including a $1.5 million increase related to an upfront payment to the GOG in connection with a clinical trials agreement entered into during March 2004 as well as additional costs associated with the execution of our three phase III clinical trials. Costs incurred for pixantrone during the first half of 2004 resulted from our acquisition of pixantrone through the merger with Novuspharma; these costs were incurred by Novuspharma in the previous year. TRISENOX costs increased approximately $0.5 million primarily as a result of an increase in investigator sponsored trials and regulatory activities. The increase in operating expenses primarily related to costs associated with CTI (Europe) operations as well as increased personnel and occupancy costs. Costs for discovery research decreased primarily as a result of the dissolution of PanGenex during the first quarter of 2004 and decreased personnel and occupancy costs associated with the termination of certain employees in connection with our merger with Novuspharma offset by approximately $1.1 million in discovery research costs incurred by CTI (Europe).

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $39.9 million for the six months ended June 30, 2004, from approximately $25.8 million for the six months ended June 30, 2003. This increase is primarily attributed to additional sales and marketing costs of approximately $4.6 million related to our expanded commercialization efforts of TRISENOX in both the US and EU, approximately $2.8 million of costs related to our CTI (Europe) operations, approximately $2.4 million in stock-based compensation charges, approximately $2.1 million of additional operating, personnel and occupancy costs associated mainly with supporting our research, development and marketing activities, approximately $1.2 million in increased corporate development expenses and approximately $0.6 million in increased finance and administration charges of which $0.3 million related to costs associated with Sarbanes-Oxley compliance work.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of Novuspharma in January 2004. This balance represents the estimated fair value of purchased technology that had not reached technological feasibility at the effective time of the merger.

Amortization of purchased intangibles. Amortization for the six months ended June 30, 2004 increased to approximately $1.1 million from approximately $0.7 million for the six months ended June 30, 2003, due to amortization of assembled workforce acquired as part of the acquisition of Novuspharma in January 2004.

Investment and other income. Investment and other income decreased to approximately $0.9 for the six months ended June 30, 2004 from approximately $1.1 million for the six months ended June 30, 2003. This decrease is attributed to a lower average securities available-for-sale balance and lower prevailing interest rates on our investments during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Interest and other expense. Interest and other expense increased to approximately $5.4 million for the six months ended June 30, 2004 from approximately $3.8 million for the six months ended June 30, 2003. The increase is primarily due to the issuance of $75.0 million of our 4% convertible senior subordinated notes in June 2003.

Foreign exchange gain. We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. The exchange gain for the six months ended June 30, 2004 is due to a fluctuation in foreign currency exchange rates. There were no significant foreign currency transaction gains or losses during the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had approximately $89.7 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $80.6 million during the six months ended June 30, 2004, compared to approximately $53.5 million for the same period during 2003. The increase in net cash used in operating activities during the six months ended June 30, 2004, as compared to the same period in 2003, was primarily due to the increase in our net loss excluding a non-cash charge related to acquired in-process research and development resulting from our acquisition of Novuspharma.

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

Net cash provided by investing activities totaled approximately $159.5 million during the six months ended June 30, 2004, compared to approximately $30.1 million for the same period during 2003. The increase in net cash provided by investing activities during the six months ended June 30, 2004, as compared to the same period in 2003, was primarily due to cash acquired through our acquisition of Novuspharma in January 2004 and a decrease in purchases of securities available-for-sale offset by a decrease in proceeds from maturities of securities available-for-sale.

Net cash used in financing activities totaled approximately $0.1 million during the six months ended June 30, 2004, compared to net cash provided by financing activities of approximately $72.3 million for the same period during 2003. The decrease in net cash provided by financing activities was primarily due to the net proceeds of $72.7 million we received in June 2003 from the issuance of $75.0 million of 4% convertible senior subordinated notes due July 1, 2010.

In August 2004, we received approximately $42.8 million in gross proceeds from a public offering of 9.0 million shares of our common stock. These shares were sold under an existing shelf registration statement filed in February 2004 at a public offering price of $4.75 per share. We expect to incur approximately $3.4 million in expenses, including underwriters’ discounts and commissions, related to this offering.

We have identified a number of program deferrals in an effort to reduce expenses in the second half of 2004 to conserve capital in anticipation of the potential XYOTAX launch in 2005. These include delaying some clinical trials and deferring initiation of other clinical studies that do not significantly affect the XYOTAX or pixantrone Phase III timing. We also plan to reduce our anticipated general and administrative and travel-related expenses.

We expect to generate losses from operations for at least the next eighteen months due to substantial additional research and development costs, including costs related to clinical trials, increased sales and marketing expenditures and costs associated with the integration of CTI (Europe) into CTI. We expect that our existing capital resources, including proceeds from our recent common stock offering and taking into account the deferrals discussed above, will enable us to maintain our current operations through the first quarter of 2005; however, to fully fund ongoing and planned activities, we believe we will need to raise additional funds through equity financings, partnerships or other sources. In addition, our future capital requirements will depend on many factors, including:

•	success of our sales and marketing efforts;

•	success in acquiring complementary products, technologies or businesses;

•	success in the integration of CTI (Europe) into CTI;

•	progress in and scope of our research and development activities; and

•	competitive market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. If we should require additional financing, such financing may not be available when needed or, if available, we may not be able to obtain it on terms favorable to us or to our shareholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result.

The following table includes information relating to our contractual obligations as of June 30, 2004 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
5.75% Convertible senior subordinated notes (1) notes	$85,459	$—	$—	$85,459	$—
4.0% Convertible senior subordinated notes (2)	75,000	—	—	—	75,000
5.75% Convertible subordinated notes (3)	29,640	—	—	29,640	—
Interest on convertible and convertible senior subordinated notes	44,179	9,618	19,237	12,324	3,000
Operating leases:
Facilities	52,182	8,615	17,562	11,151	14,854
Aircraft	13,811	1,927	3,854	3,854	4,176
Long-term debt (4)	4,919	1,662	1,411	977	869
Payment related to PolaRx acquisition	63	63	—	—	—

	$305,253	$21,885	$42,064	$143,405	$97,899

(1)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of $10.00 per share.
(2)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.50 per share.
(3)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $34.00 per share.
(4)	Long-term debt does not include $1.3 million recorded as a long-term obligation related to employees’ leaving entitlements for our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the entitlements are paid upon an employees’ departure from the Company for whatever reason.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2004, we had an accumulated deficit of approximately $644.3 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next eighteen months. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We expect that our existing capital resources, including the proceeds from our recent offering, will enable us to maintain our currently planned operations through the first quarter of 2005; however, to fully fund ongoing and planned activities, especially if one of our trials regarding XYOTAX is successful, we will need to raise additional funds. We expect to receive certain grants and subsidized loans from the Italian government and the EU through our Italian branch. However, we may not receive the relevant funding because the grants and subsidiaries are awarded at the discretion of relevant authorities.

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

Prior to commercialization, each product candidate requires significant additional research, development and pre-clinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. The development of anti-cancer drugs, including those we are currently developing, is unpredictable and subject to numerous risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons including that they may:

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

We have licensed intellectual property, including patent applications from The Memorial Sloan-Kettering Cancer Center, Samuel Waxman Cancer Research Foundation, Dr. Daopei Lu of the Beijing Medical University, The University of Vermont, Hoffman La Roche and others, including the intellectual property relating to TRISENOX, other arsenic applications or pixantrone. We have also in-licensed the intellectual property relating to our drug delivery technology that uses polymers that are linked to drugs, known as polymer-drug conjugates, including XYOTAX and CT-2106. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreements, we may lose our right to market and sell any products based on the licensed technology.

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

The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The United States Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the United States, and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents and the claims of any issued patents may not afford meaningful protection for our technologies or products. We currently have patent properties directed to all approved uses for TRISENOX, however, we have no patent claims covering the composition itself. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our orphan drug designations in the United States or EU, which are designations for products meeting criteria based on the size of the potential United States or EU patient population for a drug, respectively, and which entitle that drug to seven years of exclusive rights in the United States market or ten years in the EU market, as applicable, or to protect a patent position or to determine the scope and validity of third party proprietary rights, and we may not have the required resources to pursue any such litigation or to protect our patent rights. Any adverse outcome in litigation with respect to the infringement or validity of any patents owned by third parties could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

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

We may not be able to continue to purchase the materials necessary to produce XYOTAX, including paclitaxel, in adequate volume and quality. Paclitaxel is derived from certain varieties of yew trees. Supply of paclitaxel is controlled by a limited number of companies. We purchase the majority of the paclitaxel we need from a single vendor and this vendor is behind in its delivery schedule of paclitaxel to us. As a result, we may need to obtain paclitaxel from another vendor, which we may not be able to obtain on a timely basis or under acceptable terms. We also purchase the raw material polyglutamic acid from a single source on a purchase order basis. Should the polyglutamic acid purchased from our sources prove to be insufficient in quantity or quality, should a supplier fail to deliver in a timely fashion or at all, or should these relationships terminate, we may not be able to obtain a sufficient supply from alternate sources on acceptable terms, or at all.

Our dependence on third party manufacturers means that we do not always have sufficient control over the manufacture of our products.

We do not currently have internal facilities for the current Good Manufacturing Practice, or cGMP, manufacture of any of our development or commercial products. In addition, TRISENOX, our first commercial product, is currently manufactured by a single vendor. In 2002, we began the process of qualifying an additional supplier for our finished product manufacturing for TRISENOX. This additional supplier received FDA approval to manufacture TRISENOX in June 2003. Because we do not directly control our suppliers, these vendors may not be able to provide us with finished product when we need it. Plans are in place to develop additional manufacturing resources, such as entering into collaborative arrangements with other parties that have established manufacturing capabilities or elect to have other additional third parties manufacture our products on a contract basis.

We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. Our current manufacturer for TRISENOX has recently been inspected by the FDA and an audit of its facilities by the FDA is ongoing. As a result, the FDA could, among other things, shut down the operations of the manufacturer or disallow the manufacturer to ship product it currently holds. Either outcome could materially affect our operations.

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

We believe that TRISENOX is prescribed by physicians largely for uses not approved by the FDA. Although physicians may lawfully prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses would be unlawful. Some of our practices intended to make physicians aware of off-label uses of TRISENOX, without engaging in off-label promotion, could nevertheless be construed as off-label promotion and it is likely that some instances of off-label promotion occurred in the past. Although we have policies and procedures in place designed to assure ongoing compliance with FDA requirements regarding off-label promotion, some non-compliant actions may nevertheless occur. Regulatory authorities could take enforcement action against us if they believe that we are promoting, or have promoted, TRISENOX for off-label use. Failure to comply with regulatory requirements, including off-label promotion of TRISENOX or other products approved for marketing, could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

Additionally, we are subject to numerous regulations and statutes regulating the manner of selling and obtaining reimbursement for our products that receive marketing approval. For example, federal statutes generally prohibit providing certain discounts and payments to physicians to encourage them to prescribe our product. Violations of such regulations or statutes may result in treble damages, criminal or civil penalties, fines or exclusion of CTI or its employees from participation in federal and state health care programs. Although we have policies prohibiting violations of relevant regulations and statutes, unauthorized actions of our employees or consultants (including unlawful off-label promotion), or unfavorable interpretations of such regulations or statutes may result in third parties or regulatory agencies bringing legal proceedings or enforcement actions against us.

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

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our markets. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•	If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, which inhibit cancer cells by a mechanism similar to taxanes, or similar products (including, among others, Bristol-Myers Squibb Co., which markets paclitaxel, one of the best-selling cancer drugs, and Aventis, which markets docetaxel). In addition, several companies, including American Pharmaceutical Partners, NeoPharm Inc. and Sonus Pharmaceuticals are also developing novel taxanes and formulations which could compete with our products.

•	In the hematology market, we hope to receive approval to market TRISENOX to more indications than currently authorized. We will face competition from a number of biopharmaceutical companies, including:

•	Celgene Corporation, which currently sells thalidomide used in the treatment of multiple myeloma, a cancer of the bone marrow, and is developing ImiDs™;

•	Millennium Pharmaceuticals, Inc., which recently launched Velcade® for treatment of multiple myeloma;

•	Pharmion Corporation, which has signed an agreement with Celgene to expand internationally the marketing of thalidomide and received approval for Vidaza™ for treatment of MDS, also known as ‘smoldering’ leukemia or preleukemia, which are a group of diseases in which the bone marrow does not function normally and insufficient numbers of mature blood cells are in circulation; and

•	SuperGen Corporation, which is developing decitabine, which has been accepted for a rolling NDA submission by the FDA in MDS.

•	Because pixantrone is intended to provide less toxic treatment to patients who have failed standard chemotherapy treatment, if pixantrone is brought to market, it is not expected to compete directly with many existing chemotherapy drugs. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed, including vincristine sulfate liposome for injection, a product being developed by Inex Pharmaceuticals Corporation (“Inex”) that is currently in NDA review. In January 2004, Enzon Pharmaceuticals (“Enzon”) entered into a partnership with Inex in which Enzon received exclusive North American commercialization rights for Inex’s vincristine product for all indications.

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

Our stock price is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our common stock to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended June 30, 2004, our stock price ranged from a low of $6.75 to a high of $13.76. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

Anti-takeover provisions in our charter documents, our shareholder rights plan, and under Washington law could make removal of incumbent management or an acquisition of us, which may be beneficial to our shareholders, more difficult.

Provisions of our articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests or to effect changes in control. These provisions include:

•	a classified board so that approximately only one third of the board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of shareholder nominations and proposals;

•	the ability of our board of directors to amend our bylaws without shareholder approval;

•	the ability of our board of directors to issue up to 10,000,000 shares of preferred stock without shareholder approval upon the terms and conditions and with the rights, privileges and preferences as the board of directors may determine; and

•	a shareholder rights plan.

In addition, as a Washington corporation, we are subject to Washington law, which imposes restrictions on some transactions between a corporation and certain significant shareholders.

These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at June 30, 2004 and December 31, 2003 was $5.2 million and $83.1 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $10,000 and $340,000 as of June 30, 2004 and December 31, 2003, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit. As of June 30, 2004 and December 31, 2003, the fair value of the interest rate swap was a liability of approximately $0.4 million and $0.8 million, respectively.

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

We have foreign exchange risk related to euro-denominated cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at June 30, 2004 of $23.5 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $1.2 million, $2.3 million and $4.7 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. We are in the process of documenting our existing internal controls and procedures and testing the effectiveness of such controls. We expect to comply with the reporting disclosure requirements of Section 404 by our year ending December 31, 2004.

While we have not completed our review of the documented internal controls or testing, we have preliminarily identified some deficiencies that may require remediation of the existing internal controls. Any control system, regardless of how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, no evaluation of internal controls can provide complete assurance that all control issues and instances of fraud, if any, have been detected. We anticipate that any deficiencies will be remediated and the controls tested in order to demonstrate the effectiveness of such controls in accordance with the 404 disclosure requirements for the year ending December 31, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On August 2, 2004, the Company completed an offering of 9,000,000 shares of its common stock, at a public offering price of $4.75 per share. The offering provided net proceeds to the Company of approximately $42.8 million, which is net of underwriters’ discounts and commissions of approximately $2.57 million and estimated related legal, accounting, printing and other expenses totaling approximately $0.8 million. The offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-112681) filed with the SEC on February 11, 2004 which was declared effective by the SEC on March 22, 2004, and the related prospectus supplement filed in final form with the SEC on July 28, 2004. The net proceeds from the offering will be used for expansion of commercial activities, clinical development of our existing product candidates, potential acquisitions of products, technologies or businesses, product manufacturing and other general corporate purposes, including working capital.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On May 21, 2004, we held our 2004 Annual Meeting of Shareholders (the “Annual Meeting”). Each share of Common stock was entitled to one vote per share.

(b) See (c) below.

(c) At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

Director Nominated	Term Expires	VOTES FOR	WITHHELD
John M. Fluke, Jr.	2007	37,454,049	3,771,899
Phillip M. Nudelman, Ph.D.	2007	37,232,278	3,993,670
Silvano Spinelli	2007	40,589,830	636,118
Erich Platzer, M.D.	2006	40,529,536	696,412

Other directors whose terms of office continued after the meeting are as follows: James A. Bianco, M.D., Vartan Gregorian, Ph.D., Max E. Link, Ph.D., Mary O. Mundinger, Dr. PH, and Jack W. Singer, M.D.

Our shareholders approved the amendment to our articles of incorporation to increase the number of shares of our common stock authorized for issuance from 100,000,000 shares to 200,000,000 shares. With respect to this proposal, there were 29,734,951 votes cast for the proposal, 11,452,015 votes cast against the proposal and 38,982 abstentions.

Our shareholders did not approve the amendment to our articles of incorporation to reduce the quorum required for shareholder meetings from a majority to one-third of outstanding shares entitled to vote. With respect to this proposal, there were 5,605,065 votes cast for the proposal, 17,477,724 votes cast against the proposal and 69,612 abstentions.

Our shareholders approved the amendment to our 2003 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for issuance under the Plan by 5,000,000 shares, provided that a maximum of 2,500,000 of the total proposed 5,000,000 authorized share increase would be eligible to be granted as restricted stock with a purchase price less than 100% of fair market value on the date of grant. With respect to this proposal, there were 14,317,043 votes cast for the proposal, 7,291,603 votes cast against the proposal and 1,543,755 abstentions.

Our shareholders approved the amendment to our 1996 Employee Stock Purchase Plan (the “employee plan”) to increase the number of shares of our common stock available for issuance under the employee plan by 100,000 shares, from 635,714 shares to 735,714 shares. With respect to this proposal, there were 19,906,300 votes cast for the proposal, 3,212,151 votes cast against the proposal and 33,950 abstentions.

Our shareholders also ratified the selection of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2004. With respect to this proposal, there were 40,989,206 votes cast for the proposal, 201,520 votes cast against the proposal and 35,222 abstentions.

The foregoing matters are described in detail in the Company’s proxy statement dated April 19, 2004 for the Annual Meeting. No other matters were voted on at the Annual Meeting.

(d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.26	Underwriting Agreement dated July 27, 2004, by and among Cell Therapeutics, Inc., UBS Securities LLC, CIBC World Markets Corp., W.R. Hambrecht & Co., LLC, Delafield Hambrecht, Inc., and Punk, Ziegel & Company, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 6, 2004, we furnished a report on Form 8-K announcing the issuance of our financial results for the fiscal quarter ended March 31, 2004.

On June 4, 2004, we filed a report on Form 8-K to include our amended and restated articles of incorporation.

On July 13, 2004, we filed a report on Form 8-K/A announcing that KPMG S.p.A. had informed us that KPMG had concluded that it did not comply with United States generally accepted auditing standards for auditor independence in connection with its audits of and reports on the financial statements of Novuspharma S.p.A. as of and for the years ended December 31, 2003, 2002 and 2001 and for the period from January 1, 1999 (inception) to December 31, 2003.

On July 13, 2004, we filed a report on Form 8-K to include Novuspharma S.p.A.’s financial statements as reaudited by Reconta Ernst & Young, S.p.A. for the periods covered by KPMG S.p.A.’s reports (as of and for the years ended December 31, 2003, 2002 and 2001 and for the period from January 1, 1999 (inception) to December 31, 2003), with Ernst & Young’s unqualified independent auditors report thereon.

On July 27, 2004, we furnished a report on Form 8-K announcing the issuance of our financial results for the fiscal quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: August 5, 2004	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 5, 2004	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer,
Chief Accounting Officer)