Form 10-Q
period 2004-09-30
CELL THERAPEUTICS INC
filed 2004-11-09
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2004
Common Stock, no par value	61,038,188

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$54,530	$8,438
Securities available-for-sale	48,087	83,144
Interest receivable	631	1,256
Accounts receivable, net	1,602	1,980
Inventory	936	1,008
Note receivable from officer	3,500	3,500
Prepaid expenses and other current assets	6,968	6,093

Total current assets	116,254	105,419
Property and equipment, net	22,502	11,341
Goodwill	17,064	17,064
Other intangibles, net	4,440	1,335
Other assets and deferred charges, net	13,908	10,931

Total assets	$174,168	$146,090

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,795	$4,031
Accrued expenses	23,567	21,940
Accrued liability related to PolaRx acquisition	55	5,019
Current portion of deferred revenue	597	765
Current portion of long-term obligations	1,491	1,766

Total current liabilities	29,505	33,521
Deferred revenue, less current portion	1,179	1,310
Other long-term obligations, less current portion	5,104	3,702
Convertible senior subordinated notes	160,459	160,459
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000 Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000 Issued and outstanding shares - 61,030,514 and 34,339,040 at September 30, 2004 and December 31, 2003, respectively	633,589	394,750
Deferred stock-based compensation	(3,707)	(5,956)
Accumulated other comprehensive loss	(2,354)	(850)
Accumulated deficit	(679,247)	(470,486)

Total shareholders’ deficit	(51,719)	(82,542)

Total liabilities and shareholders’ deficit	$174,168	$146,090

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales	$8,424	$5,910	$20,224	$15,501
License and contract revenue	245	629	1,240	2,048

Total revenues	8,669	6,539	21,464	17,549

Operating expenses:
Cost of product sold	430	221	858	619
Research and development	20,607	22,471	73,287	65,123
Selling, general and administrative	18,546	13,282	58,414	39,099
Acquired in-process research and development	—	—	88,120	—
Amortization of purchased intangibles	569	334	1,716	1,001

Total operating expenses	40,152	36,308	222,395	105,842

Loss from operations	(31,483)	(29,769)	(200,931)	(88,293)
Other income (expense):
Investment and other income	375	391	1,255	1,496
Interest and other expense	(2,720)	(2,741)	(8,148)	(6,567)
Foreign exchange loss	(1,081)	—	(937)	—

Other expense, net	(3,426)	(2,350)	(7,830)	(5,071)

Net loss	$(34,909)	$(32,119)	$(208,761)	$(93,364)

Basic and diluted net loss per share	$(0.62)	$(0.96)	$(4.03)	$(2.80)

Shares used in calculation of basic and diluted net loss per share	56,204	33,605	51,820	33,297

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(208,761)	$(93,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	88,120	—
Depreciation and amortization	7,683	3,522
Noncash interest expense	726	517
Amortization of investment premium	957	2,630
Equity-based compensation expense	4,398	533
Loss on disposition of property and equipment	64	44
Noncash rent expense (benefit)	311	(10)
Gain on sale of investment securities	2	—
Changes in operating assets and liabilities:
Interest receivable	631	411
Accounts receivable, net	398	1,374
Inventory	72	81
Prepaid expenses and other current assets	(711)	297
Other assets and deferred charges	1,889	1,588
Accounts payable	(4,791)	(1,381)
Accrued expenses and other obligations	(3,462)	9,492
Deferred revenue	(533)	(760)

Total adjustments	95,754	18,338

Net cash used in operating activities	(113,007)	(75,026)

Investing activities
Proceeds from sales of securities available-for-sale	46,829	15,888
Proceeds from maturities of securities available-for-sale	34,935	144,343
Purchases of securities available-for-sale	(47,243)	(152,676)
Purchases of property and equipment	(3,168)	(2,527)
Additional consideration related to the PolaRx acquisition	(4,964)	(3,970)
Net cash acquired in (paid for) the Novuspharma merger	89,398	(2,461)

Net cash provided by (used in) investing activities	115,787	(1,403)

Financing activities
Sale of common stock, net of offering costs	45,630	—
Proceeds from issuance of convertible senior subordinated notes, net	—	72,153
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	1,301	1,876
Repayment of long-term obligations	(1,685)	(1,296)

Net cash provided by financing activities	45,246	72,733

Effect of exchange rate changes on cash and cash equivalents	(1,934)	—

Net increase (decrease) in cash and cash equivalents	46,092	(3,696)
Cash and cash equivalents at beginning of period	8,438	17,946

Cash and cash equivalents at end of period	$54,530	$14,250

Supplemental disclosure of cash and noncash flow information
Common stock issued for acquisition of Novuspharma	$189,760	$—

Cash paid during the period for interest	$4,975	$3,266

Issuance of common stock for payment of preferred stock dividend	$—	$500

See accomanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying unaudited financial information of Cell Therapeutics, Inc., or CTI, as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2003 included in our Form 10-K.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are recorded upon shipment net of an allowance for returns and discounts. In estimating returns, we analyze historical returns, sales patterns, estimated inventory on hand at the distributors and the remaining shelf life of that inventory. Allowances for returns, discounts and bad debts, which are netted against accounts receivable, totaled approximately $2.0 million and $2.1 million at September 30, 2004 and December 31, 2003, respectively.

During the fiscal quarter ended September 30, 2004, we recorded a $0.6 million adjustment to decrease our sales reserve to reflect a lower estimated weighted average return rate for our remaining open production batches and a lower than average actual return rate on our most recently closed production batch.

License and Contract Revenue

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

	September 30, 2004	December 31, 2003
Work in process	$650	$759
Finished goods	286	249

	$936	$1,008

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related clinical trial manufacturing costs, contract and other outside service fees, and facilities and overhead costs. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research, clinical trial, and related clinical trial manufacturing costs, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Acquired in-process research and development

Costs to acquire in-process research and development, or IPRD, projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of the merger are expensed as incurred (see Note 6, “Merger with Novuspharma, S.p.A.”).

Potential New Accounting Pronouncements

On March 31, 2004, the FASB issued an Exposure Draft (proposed FAS 123R), Share-Based Payment which would amend Statements of Financial Accounting Standards, or SFAS 123 and 95 and is currently expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard for the quarter ending September 30, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FAS 123R would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, and would instead require companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The adoption of FAS 123R could materially impact our results of operations.

Derivative Financial Instruments

We account for derivative financial instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at September 30, 2004 and December 31, 2003. We do not enter into forward agreements for trading purposes.

Foreign Currency Translation

For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit in accordance with SFAS 52.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and on our interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $33.4 million and $31.7 million for the three month periods ended September 30, 2004 and 2003, respectively. Total comprehensive loss was $210.3 million and $93.2 million for the nine month periods ended September 30, 2004 and 2003, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	September 30, 2004	December 31, 2003
Foreign currency translation adjustment	$(1,722)	$—
Net unrealized losses on interest rate swap	(594)	(810)
Net unrealized losses on securities available-for-sale	(38)	(40)

	$(2,354)	$(850)

3. Employee Benefit Plan

In connection with our merger with Novuspharma S.p.A, or Novuspharma, on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon leaving for any reason. Related costs are accrued, net of applicable advances, over the employees’ service periods based on compensation and years of service. In accordance with the Emerging Issues Task Force, or EITF, consensus in Issue No. 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, we have elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. As of September 30, 2004, the vested benefit obligation was approximately $1.5 million and was included in other long-term obligations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(34,909)	$(32,119)	$(208,761)	$(93,364)
Add: Stock-based employee compensation included in reported net loss	1,042	122	4,378	146
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(3,003)	(2,668)	(8,499)	(9,455)

As adjusted	$(36,870)	$(34,665)	$(212,882)	$(102,673)

Basic and diluted net loss per share:
As reported	$(0.62)	$(0.96)	$(4.03)	$(2.80)
As adjusted	$(0.66)	$(1.03)	$(4.11)	$(3.08)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following other assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average risk-free interest rates	3.3%	3.0%	3.3%	2.6%
Average expected life (in years)	4.5	4.5	4.5	4.5
Volatility	0.97	1.02	0.97	1.02

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

5. Common Stock Offering

In August 2004, we received approximately $49.2 million in gross proceeds from a public offering of 10,350,000 shares of our common stock, including 9,000,000 shares initially sold and an additional 1,350,000 following the underwriter’s exercise of their over-allotment option. These shares were sold under an existing shelf registration statement filed in February 2004 at a public offering price of $4.75 per share. We have also incurred approximately $3.5 million in expenses, including underwriters’ discounts and commissions related to this offering.

6. Merger with Novuspharma, S.p.A.

On January 1, 2004, we completed the merger of Novuspharma, an Italian biopharmaceutical company focused on oncology, into CTI (“the Merger”). Novuspharma’s development strategy focused on the treatment of cancer, both by modifying existing chemotherapies to make them more effective and less toxic and by developing novel therapeutics for treatment of the disease. Following completion of the merger, Novuspharma’s assets and liabilities were contributed to our European Branch, CTI (Europe).

As a closing condition to the merger, we applied and received approval for the listing of CTI common stock on the Nuovo Mercato (a segment of the Italian stock exchange) in Italy and began trading on this exchange under the ticker symbol “CTIC” effective January 2, 2004.

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

As an asset purchase, the total estimated purchase price as shown in the table above was allocated to Novuspharma’s net tangible and intangible assets, including IPRD, based initially on their fair values as of January 1, 2004. These fair values were determined through a valuation performed by an independent third party. The estimated purchase price in excess of these estimated fair values was then allocated on a pro rata basis to IPRD and to non-monetary long-lived assets. During the second quarter of 2004, certain purchase price adjustments were made resulting in an adjustment to the original excess purchase price allocation to IPRD and non-monetary long-lived assets. Additional purchase price adjustments may occur during the last quarter of 2004 based on resolution of certain uncertainties related to the collection of grants receivable for services rendered by Novuspharma in 2003. IPRD represents the value of Novuspharma’s research and development projects in progress and was charged to operations upon the closing of the merger in accordance with SFAS 2, Accounting for Research and Development Costs. Other identified intangible assets with finite lives are being amortized over those lives and will be reviewed for impairment on at least an annual basis. No goodwill was recognized as a result of the Novuspharma transaction. Novuspharma’s results of operations are included in CTI’s statement of operations from January 1, 2004.

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

$88,120

As of January 1, 2004, pixantrone, also known as BBR 2778, was in Phase III clinical trials in indolent non-Hodgkin’s lymphoma, or NHL, in Phase II clinical trials in aggressive NHL, and was expected to enter clinical trials in multiple sclerosis, or MS, during the first half of 2004. The trial for indolent NHL was modified and reduced to a registration supporting study and has been subsequently discontinued based on our strategy to conduct a pivotal phase III trial in aggressive NHL. Additionally, the MS trial has been delayed due to the priority placed on the registration trials. Pixantrone produced positive results in terms of efficacy and safety in preclinical trials and in Phase I and II trials. In preclinical studies, pixantrone has shown notable activity in animal models of cancer, particularly in models of blood-born tumors such as lymphoma. For purposes of the valuation, Novuspharma estimated its future research and development costs for pixantrone to be approximately $35.8 million through the launch year. Additionally, Novuspharma expected to file a new drug application with the FDA for pixantrone in 2005, at the earliest, with an estimated launch of pixantrone for aggressive NHL in 2006, with additional revenues for pixantrone in indolent NHL and MS. However, significant risk remains relative to the uncertainties inherent in clinical trials and in ultimately obtaining regulatory approval.

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

Pro forma results of operations

The following table sets forth (1) the pro forma combined results of operations of CTI and CTI (Europe) for the three and nine months ended September 30, 2004 and (2) the pro forma combined historical results of operations of CTI and Novuspharma for the three and nine months ended September 30, 2003 as if the Merger occurred on January 1, 2003 (in thousands, except for per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$8,669	$6,587	$21,464	$19,487
Net loss	$(34,909)	$(42,164)	$(120,641)	$(121,718)
Basic and diluted net loss per share	$(0.62)	$(0.86)	$(2.33)	$(2.49)

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

7. Restructuring Activities

In 2003, we implemented plans to reduce our workforce to eliminate areas of redundancy and capitalize on synergies and efficiencies expected to be created by the merger with Novuspharma. As of September 30, 2004, a total of 44 employees had been terminated or received notice of termination as a result of our restructuring activities. Employee separation costs associated with the reorganization consist primarily of one-time termination benefits, principally severance payments and for certain key employees include retention bonuses, and are recognized in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities. To date, we have recorded approximately $1.5 million in research and development expenses for employee termination benefits related to terminated employees, of which approximately $23,000 was incurred during the nine months ended September 30, 2004. We expect to incur additional employee termination benefit expenses of approximately $40,000 during the remainder of 2004 and early 2005.

The following table summarizes the changes in the liability for employee separation costs during the nine months ended September 30, 2004 (in thousands):

Balance at December 31, 2003	$874
Additional charges	232
Adjustments	(209)
Cash payments	(809)

Balance at September 30, 2004	$88

8. Prepaid Supply Agreement

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel which was to be delivered by NPI over several years. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. We also entered into a security agreement with NPI to collateralize our prepayment with the value of the NPI owned yew trees from which paclitaxel is derived. Based on the original terms of the agreement, NPI fell behind on its delivery of paclitaxel and in June 2004 we received a revised delivery schedule from NPI that detailed new delivery dates through December 2005 for the remaining paclitaxel. As of September 30, 2004, our prepaid asset related to the undelivered paclitaxel was approximately $3.1 million, of which approximately $1.1 million was classified as non-current. In October 2004, we received a second revised delivery schedule with paclitaxel delivery dates updated through August 2005.

9. Related Party Transactions

On April 8, 2002, we extended a loan of $3.5 million to Dr. James A. Bianco, our president and chief executive officer, which bore interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually, and was due on April 8, 2004. This loan was a full-recourse loan and was secured by a second mortgage on certain property owned by Dr. Bianco, as well as 255,381 shares of our common stock owned by Dr. Bianco. Dr. Bianco paid accrued interest on his $3.5 million loan through October 2003. The loan to Dr. Bianco was made by CTI before the passage of the Sarbanes-Oxley Act of 2002. Dr. Bianco informed the board that he would not be able to pay this loan, including accrued interest, in full when due on April 8, 2004. On April 8, 2004, in accordance with the terms of the original loan agreement, the interest rate on the loan increased by an additional 3% and as of September 30, 2004, interest receivable on the loan was approximately $172,000. On October 22, 2004, Dr. Bianco paid the loan and all outstanding accrued interest in full.

10. Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, German-based company, filed a complaint against CTI in federal district court in the State of Washington, asserting that CTI (Europe), the Company’s European Branch (formerly known as Novuspharma S.p.A), had purportedly breached a contract with Micromet for the development of MT201, a fully human antibody targeting the EP-CAM molecule. Micromet is seeking certain milestone payments and development expenses that Micromet alleges CTI (Europe) owes under the contract as well as other unspecified damages. On February 23, 2004, CTI answered the complaint, denying the substance of the allegations, and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information which includes preclinical tests which were determined to be invalid. Management believes that Micromet’s complaint is without merit and intends to vigorously defend against the Micromet action, as well as to seek recovery based upon its counterclaims. Management believes the ultimate outcome will not have a material adverse impact on the Company’s financial condition or results of operations.

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

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition, and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of September 30, 2004, we had incurred aggregate net losses of approximately $679.2 million since inception. Assuming a successful launch of XYOTAX in 2006, we would expect to continue to incur significant additional operating losses for at least the next eighteen months from our research and development efforts.

On January 1, 2004, we completed our merger with Novuspharma S.p.A. (currently CTI (Europe)), a public biopharmaceutical company located in Italy. We issued 15,629,138 shares of CTI common stock based on the conversion of 6,379,240 outstanding Novuspharma ordinary shares multiplied by the fixed exchange ratio of 2.45. The total cost of the merger was approximately $196.1 million. This provided us with worldwide rights to pixantrone, approximately $92.5 million of cash and cash equivalents upon closing of the acquisition, and a high-quality drug discovery organization and staff with an extensive track record in cancer drug development. The merger and addition of pixantrone to the pipeline are consistent with our strategy of growth by strategic acquisition and our goal to develop improved cancer therapies.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P., or PG-TXL, and scientists at The University of Texas M. D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to paclitaxel poliglumex and to all potential uses of PG-TXL’s polymer technology. Paclitaxel poliglumex is paclitaxel linked to polyglutamate, and is branded as XYOTAX™, or XYOTAX. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. As of September 30, 2004, we have made $5.0 million in milestone payments upon the attainment of significant achievements and are obligated to make additional future milestone payments of up to $15.5 million and royalty payments on net product sales as defined in the agreement.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc., or NPI, for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we prepaid for paclitaxel. NPI is behind in its delivery of paclitaxel to us although we expect to receive delivery through 2005. We may need to obtain paclitaxel from other sources, which we may not be able to receive on a timely basis, if at all.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai made a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period of approximately seven years on a straight-line basis. Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002 resulting from the filing of the first investigational new drug application, or IND, in Japan, we may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain product development milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54.0 million in development expenditures over the course of the licensing agreement. As of September 30, 2004, we have received approximately $3.6 million in development expenditure reimbursements from Chugai.

In 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, or NSCLC, and two additional phase III trials of XYOTAX in the front-line treatment of poor performance status, or PS2, patients with NSCLC.

In June 2003, we received fast track designation from the FDA for our XYOTAX pivotal trials in PS2 patients with advanced NSCLC.

In November 2003, we completed enrollment in one of our XYOTAX phase III pivotal trials, known as STELLAR 3, for the potential use in combination with platinum as front-line treatment of PS2 patients with NSCLC. Based on a higher than historically predicted survival rate reported by the data monitoring, we do not expect to reach the number of events required to perform the primary efficacy analysis of the STELLAR 3 trial until late 2004. We anticipate the efficacy analysis will take approximately two months and expect to report top-line results in early 2005. As a result, our revised target for submission of a new drug application, or NDA, for XYOTAX is mid 2005 with an expected XYOTAX launch in 2006.

In April, 2004, we announced that we entered into a clinical trials agreement with the Gynecologic Oncology Group, or GOG, to perform a phase III trial of XYOTAX in patients with ovarian cancer. In July 2004, the GOG submitted an IND along with the protocol for a special protocol assessment, or SPA, to the FDA. The trial is expected to begin in the fourth quarter of 2004.

In May 2004, we completed enrollment in our second pivotal phase III trial of XYOTAX, known as STELLAR 4, for the potential use as front-line single agent treatment of PS2 patients with NSCLC.

In July 2004, we completed enrollment in our third and final pivotal phase III trial of XYOTAX, known as STELLAR 2, for the potential use as second-line single agent treatment of patients with NSCLC.

TRISENOX

In January 2000, we entered into an agreement, or Merger Agreement, to acquire PolaRx Biopharmaceuticals, Inc., or PolaRx, a biopharmaceutical company that owned the rights to TRISENOX, an anti-cancer compound for which we submitted and received NDA approval from the FDA. The acquisition was accounted for as a purchase transaction.

In September 2000, we received marketing approval of our NDA by the FDA for TRISENOX and sales of TRISENOX in the U.S. commenced in October 2000. In March 2002, we received approval from the EMEA to market TRISENOX in the European Union, or EU, and we commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002.

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

We have recorded cumulative net product sales for TRISENOX of approximately $60.4 million through September 30, 2004. TRISENOX is manufactured primarily by a single vendor and sold through our direct sales force.

In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX injection in Japan, South Korea, and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which was recorded as deferred revenue and which is being recognized as revenue over the performance period of approximately two years on a straight-line basis. Under the agreement, we received and recognized as revenue a $500,000 milestone payment from Nippon in 2003 related to their submission of an NDA in Japan and we may also receive additional future milestone payments totaling up to $3.5 million upon attainment of certain milestones. TRISENOX was approved in Japan for relapsed acute promyelocytic leukemia, or APL, in October 2004 which resulted in an additional milestone payment of $500,000.

In April 2004, the U.S. Patent and Trademark office issued a patent directed to TRISENOX injection that extends CTI’s market exclusivity in the United States for the drug from 2007 to 2018. This extension is eleven years beyond the original orphan drug exclusivity for APL that currently expires in 2007.

As previously announced, we have refocused our TRISENOX development efforts to approximately 40 company-sponsored and investigator-sponsored trials, with an emphasis on blood-related cancers, including front-line APL and multiple myeloma.

PIXANTRONE

We acquired pixantrone, a novel compound, for the potential treatment of non-Hodgkin’s lymphoma, or NHL, through our merger with Novuspharma S.p.A. in January 2004. We are developing pixantrone and have several clinical trials ongoing, including a pivotal phase III trial for the potential treatment of relapsed aggressive NHL. Based on development plans for pixantrone, we expect to have interim data from the phase III trial in late 2005, and if successful, we would submit an NDA for accelerated approval in early 2006. Final results for this trial are expected in the third quarter of 2006 and if successful, we would submit an NDA for full approval for pixantrone at the end of 2006. If we are able to submit for accelerated approval, with acceptance by the FDA, we estimate launch of pixantrone for the potential treatment of aggressive NHL in 2006. If we need full trial results, we estimate launch in 2007. If this launch is successful, significant cash inflows are expected in 2007.

In phase I/II clinical trials alone and in combination, pixantrone has demonstrated good responses and has been well tolerated, with a low rate of cardiac side effects.

In July 2004, we announced that the FDA granted fast track designation for Pixantrone for the potential treatment of relapsed aggressive NHL on the basis that relapsed aggressive NHL in the third-line or subsequent recurrence is a life threatening disease and responses have been noted in phase II trials with patients with relapsed, aggressive NHL.

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

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research, clinical trial, and related clinical trial manufacturing costs, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at September 30, 2004 and December 31, 2003. We do not enter into forward agreements for trading purposes.

Purchase Price Allocation

The purchase price for Novuspharma S.p.A. was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of January 1, 2004. An independent third-party valuation firm was engaged to assist in determining the fair values of in-process research and development and identifiable intangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003.

Product sales. TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA and EMEA to treat patients with relapsed or refractory APL. We recorded net product sales of approximately $8.4 million and $5.9 million for TRISENOX for the three months ended September 30, 2004 and 2003, respectively. The increase in net sales is due to an increase in demand for our product in both the U.S. and Europe, including significant purchases by one U.S. wholesaler, as well as a $0.6 million adjustment recorded to decrease our sales reserve to reflect a lower estimated weighted average return rate for our remaining open production batches and a lower than average actual return rate on our most recently closed production batch.

License and contract revenue. In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. Upon execution of the agreement, Chugai made a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the estimated development period of approximately seven years on a straight-line basis. In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co., Ltd., or Nippon, for the distribution and commercialization of TRISENOX. We received $750,000 upon execution of the agreement which was recorded as deferred revenue and which is being recognized as revenue over the performance period of approximately two years on a straight-line basis.

For the three months ended September 30, 2004, we recognized approximately $0.2 million of license and contract revenue, of which approximately $0.1 million related to the amortization of the initial payments from Chugai and Nippon and approximately $0.1 million related to cost reimbursements for development expenses received from Chugai. For the three months ended September 30, 2003, we recognized approximately $0.6 million of license and contract revenue, of which approximately $0.2 million related to the amortization of the initial payments from Chugai and Nippon and approximately $0.4 million related to cost reimbursements for development expenses received from Chugai.

Cost of product sold. The cost of product sold during the three months ended September 30, 2004 and 2003 was approximately $430,000 and $221,000, respectively. Our gross margins have slightly decreased mainly due to an increase in royalty expenses. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of product sales.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Compounds under development:
XYOTAX	$7,367	$13,156
TRISENOX	1,560	1,052
Pixantrone	1,253	—
Other compounds	120	434
Operating expenses	7,755	4,754
Discovery research	2,552	3,075

Total research and development expenses	$20,607	$22,471

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications to the FDA, EMEA or similar regulatory filings with agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy, and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are $138.9 million, $22.6 million and $5.1 million, respectively. Costs for pixantrone incurred prior to our merger with Novuspharma in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $20.6 million for the three months ended September 30, 2004, from approximately $22.5 million for the three months ended September 30, 2003. This decrease is primarily related to lower expenses related to XYOTAX development offset by higher operating expenses associated with our acquired CTI (Europe) operations. Costs for our XYOTAX program decreased primarily due to a decrease in manufacturing expenses of approximately $2.8 million as well as a decrease of approximately $2.6 million in clinical expenses primarily related to our STELLAR 3 and STELLAR 4 trials which were initiated in 2003 and were fully enrolled by November 2003 and May 2004, respectively. TRISENOX costs increased approximately $0.5 million primarily due to an increase in investigator-sponsored trials. Costs for pixantrone during the three months ended September 30, 2004 resulted from our acquisition of pixantrone through the merger with Novuspharma. The increase in operating expenses is primarily related to costs associated with CTI (Europe) operations as well as increased personnel and occupancy costs. Costs for discovery research decreased primarily as a result of the dissolution of PanGenex during the first quarter of 2004 and decreased personnel costs associated with the elimination of positions in connection with our merger with Novuspharma offset by approximately $0.5 million in discovery research costs incurred by CTI (Europe).

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

We will be dependent on the successful completion of these goals in order to generate revenues. The failure to generate such revenues may preclude us from continuing our research and development of these and other product candidates. We may also enter into collaboration agreements for the development and commercialization of our product candidates. We cannot control the amount and timing of resources our collaborators devote to product candidates, which may also result in delays in the development or marketing of products.

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. Based on our current development plans, we expect to report top-line results for XYOTAX for the potential treatment of NSCLC in early 2005, intend to submit an NDA in mid 2005 and expect to launch XYOTAX in 2006. If this launch is successful, we would expect to receive significant cash inflows in 2006 from this compound. Based on development plans for pixantrone, we expect to have interim data from the phase III trial in late 2005, and if successful, we would submit an NDA for accelerated approval in early 2006. Final results for this trial are expected in the third quarter of 2006 and if successful, we would submit an NDA for full approval for pixantrone at the end of 2006. If we are able to submit for accelerated approval, with acceptance by the FDA, we estimate launch of pixantrone for the potential treatment of aggressive NHL in 2006. If we need full trial results, we estimate launch in 2007. If this launch is successful, significant cash inflows are expected in 2007.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $18.5 million for the three months ended September 30, 2004, from approximately $13.3 million for the three months ended September 30, 2003. This increase is attributable to additional sales and marketing costs of approximately $1.8 million mainly related to our expanded commercialization efforts of TRISENOX in both the United States and Europe, approximately $1.8 million of costs related to CTI (Europe) operations, an increase of approximately $0.9 million in financial consulting and advisory services primarily related to Sarbanes-Oxley compliance work and the re-audit of Novuspharma’s historical financial statements, an increase of approximately $0.6 million in operating and occupancy costs associated with supporting our research, development and marketing activities, and approximately $0.4 million in additional stock-based compensation charges. We expect selling, general and administrative expenses to increase in the future to support our expected increase in research, development and commercialization efforts. Additionally, due to the variable accounting treatment of certain stock options, fluctuations in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Amortization of purchased intangibles. Amortization for the three months ended September 30, 2004 increased to approximately $569,000 from approximately $334,000 for the three months ended September 30, 2003, due to amortization of assembled workforce acquired as part of the acquisition of Novuspharma in January 2004.

Investment and other income. Investment and other income decreased to approximately $375,000 for the three months ended September 30, 2004 from approximately $391,000 for the three months ended September 30, 2003. This decrease is primarily due to a lower average securities available-for-sale balance offset by higher prevailing interest rates on our investments during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Interest and other expense. Interest and other expense was approximately $2.7 million for both the three months ended September 30, 2004 and 2003. Interest and other expense primarily relates to interest on our convertible senior subordinated and convertible subordinated notes.

Foreign exchange loss. We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. The exchange loss for the three months ended September 30, 2004 is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar investments held by CTI (Europe). There were no significant foreign currency transaction gains or losses during the three months ended September 30, 2003.

Nine months ended September 30, 2004 and 2003.

Product sales. We recorded net product sales of approximately $20.2 million and $15.5 million for TRISENOX for the nine months ended September 30, 2004 and 2003, respectively. The increase in net sales during 2004 is primarily due to an increase in demand for our product in both the U.S. and Europe as well as an increase in sales price in the U.S. Additionally, during the nine months ended September 30, 2004, we recorded a $0.6 million adjustment to decrease our sales reserve to reflect a lower estimated weighted average return rate for our remaining open production batches and a lower than average actual return rate on our most recently closed production batch. The demand for our product during the first part of 2004 was affected by a technical error made by Center for Medicare Services, or CMS, stating a payment rate of $2.81/mg for TRISENOX when administered in a physician’s office versus the correct rate of $32.94/mg. This delayed physicians and patients from receiving accurate approved reimbursement for the product until the correct payment rate was published in early February 2004. We also had additional wholesaler purchases in the fourth quarter of 2003 resulting from an anticipated price increase that occurred in December 2003 which resulted in lower sales in the first part of 2004.

License and contract revenue. For the nine months ended September 30, 2004, we recognized approximately $1.2 million of license and contract revenue, of which approximately $0.7 million related to cost reimbursements for development expenses received from Chugai and approximately $0.5 million related to the amortization of the initial payments from Chugai and Nippon. For the nine months ended September 30, 2003, we recognized approximately $2.0 million of license and contract revenue, of which approximately $0.8 million related to cost reimbursements for development expenses received from Chugai, approximately $0.7 million related to the amortization of the initial payments from Chugai and Nippon, and $0.5 million related to a milestone payment received from Nippon for their submission of an NDA in Japan.

Cost of product sold. The cost of product sold during the nine months ended September 30, 2004 and 2003 was approximately $858,000 and $619,000, respectively. Our gross margins have remained relatively consistent over the periods. Cost of product sold consists primarily of manufacturing costs, allowances for excess inventory that may expire and become unsaleable, and royalties paid on product sales. We expect product costs in the future to continue to approximate a small percentage of product sales.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Compounds under development:
XYOTAX	$31,087	$38,382
Pixantrone	5,122	—
TRISENOX	4,392	3,353
Other compounds	770	839
Operating expenses	24,173	13,803
Discovery research	7,743	8,746

Total research and development expenses	$73,287	$65,123

Research and development expenses increased to approximately $73.3 million for the nine months ended September 30, 2004, from approximately $65.1 million for the nine months ended September 30, 2003. This increase is primarily related to higher operating expenses associated with our acquired CTI (Europe) operations offset by decreased expenses related to XYOTAX development. Costs for our XYOTAX program decreased primarily due to a decrease in manufacturing expenses of approximately $8.1 million, including a $4.7 million decrease related to advanced purchases of comparator drugs in 2003 which were used for our phase III clinical trials and other clinical trials and a $3.2 million decrease in pre-manufacturing expenses related to lower raw material and formulation costs offset by an increase of approximately $0.7 million in regulatory activities to support our anticipated filing of an NDA for XYOTAX in 2005. Costs incurred for pixantrone during the first half of 2004 resulted from our acquisition of pixantrone through the merger with Novuspharma. TRISENOX costs increased approximately $1.0 million primarily as a result of an increase in investigator-sponsored trials. The increase in operating expenses is primarily related to costs associated with CTI (Europe) operations as well as increased personnel and occupancy costs. Costs for discovery research decreased primarily as a result of the dissolution of PanGenex during the first quarter of 2004 and decreased personnel costs associated with the termination of certain employees in connection with our merger with Novuspharma offset by approximately $1.6 million in discovery research costs incurred by CTI (Europe).

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $58.4 million for the nine months ended September 30, 2004, from approximately $39.1 million for the nine months ended September 30, 2003. This increase is attributable to additional sales and marketing costs of approximately $6.3 million related to our expanded commercialization efforts of TRISENOX in both the United States and Europe, approximately $4.6 million of costs related to our CTI (Europe) operations, approximately $2.9 million in stock-based compensation charges, approximately $2.7 million of additional operating, personnel and occupancy costs associated mainly with supporting our research, development and marketing activities, approximately $1.5 million in increased financial consulting and advisory services primarily related to Sarbanes-Oxley compliance work and the re-audit of Novuspharma’s historical financials as well as tax related valuation services performed for CTI (Europe) and approximately $1.3 million in increased corporate development expenses. Corporate development expenses include certain legal expenses, certain business development activities, costs related to operating our aircraft, and our corporate communications programs.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of Novuspharma in January 2004. This balance represents the estimated fair value of purchased technology that had not reached technological feasibility at the effective time of the merger.

Amortization of purchased intangibles. Amortization for the nine months ended September 30, 2004 increased to approximately $1.7 million from approximately $1.0 million for the nine months ended September 30, 2003, due to amortization of assembled workforce acquired as part of the acquisition of Novuspharma in January 2004.

Investment and other income. Investment and other income decreased to approximately $1.3 million for the nine months ended September 30, 2004 from approximately $1.5 million for the nine months ended September 30, 2003. This decrease is attributed to a lower average securities available-for-sale balance and lower prevailing interest rates on our investments during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Interest and other expense. Interest and other expense increased to approximately $8.1 million for the nine months ended September 30, 2004 from approximately $6.6 million for the nine months ended September 30, 2003. The increase is primarily due to the issuance of $75.0 million of our 4% convertible senior subordinated notes in June 2003.

Foreign exchange loss. We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. The exchange loss for the nine months ended September 30, 2004 is due to a fluctuation in foreign currency exchange rates. There were no significant foreign currency transaction gains or losses during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had approximately $103.2 million in cash, cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $113.0 million during the nine months ended September 30, 2004, compared to approximately $75.0 million for the same period during 2003. The increase in net cash used in operating activities during the nine months ended September 30, 2004, as compared to the same period in 2003, was primarily due to the increase in our net loss, excluding a non-cash charge related to acquired in-process research and development resulting from our merger with Novuspharma, and a decrease in accrued expenses.

We expect the amount of net cash used in operating activities in 2004 to increase over the amount of net cash used in 2003 due to our merger with Novuspharma in addition to anticipated progress in our phase III clinical trials for XYOTAX and pixantrone and other clinical trials for TRISENOX, XYOTAX, pixantrone and CT-2106. The extent of cash flow used in operating activities will be significantly affected by our ability to in-license or acquire rights to other products, or increase TRISENOX sales.

Net cash provided by investing activities totaled approximately $115.8 million during the nine months ended September 30, 2004, compared to net cash used in investing activities of approximately $1.4 million for the same period during 2003. The increase in net cash provided by investing activities during the nine months ended September 30, 2004, as compared to the same period in 2003, was primarily due to a decrease in purchases of securities available-for-sale and an increase in cash acquired through our merger with Novuspharma in January 2004 offset by a decrease in proceeds from maturities of securities available-for-sale.

Net cash provided by financing activities totaled approximately $45.2 million during the nine months ended September 30, 2004, compared to approximately $72.7 million for the same period during 2003. The decrease in net cash provided by financing activities was primarily due to the net proceeds of $72.2 million we received in June 2003 from the issuance of $75.0 million of 4% convertible senior subordinated notes due July 1, 2010 offset by $45.6 million in net proceeds received from a public offering of 10,350,000 shares of our common stock in August 2004.

We have identified and implemented a number of certain program deferrals in an effort to reduce and conserve capital in anticipation of an NDA filing for XYOTAX in 2005 and a potential XYOTAX launch in 2006. These included delaying some clinical trials and deferring initiation of other clinical studies that do not significantly affect the registration timeline for XYOTAX or the Phase III timing of pixantrone.

Assuming a successful launch of XYOTAX in 2006, we would expect to generate losses from operations for at least the next eighteen months due to substantial additional research and development costs, including costs related to clinical trials, increased sales and marketing expenditures and costs associated with the integration of CTI (Europe) into CTI. We expect that our existing capital resources, including proceeds from our recent common stock offering, and taking into account the deferrals discussed above, will enable us to maintain our current operations through the first half of 2005; however, to fully fund ongoing and planned activities, especially if one of our XYOTAX pivotal trials is successful, we believe we will need to raise additional funds through equity financings, partnerships or other sources. We expect to receive certain grants and subsidized loans from the Italian government and the EU through CTI (Europe). However, we may not receive the relevant funding because the grants and subsidies are awarded at the discretion of the relevant authorities. In addition, our future capital requirements will depend on many factors, including:

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

The following table includes information relating to our contractual obligations as of September 30, 2004 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
5.75% Convertible senior subordinated notes (1)	$85,459	$—	$—	$85,459	$—
4.0% Convertible senior subordinated notes (2)	75,000	—	—	—	75,000
5.75% Convertible subordinated notes (3)	29,640	—	—	29,640	—
Interest on convertible and convertible senior subordinated notes	41,774	9,618	19,237	10,669	2,250
Operating leases:
Facilities	50,705	8,883	17,791	10,345	13,686
Aircraft	13,329	1,927	3,854	3,854	3,694
Long-term debt (4)	4,540	1,491	1,080	949	1,020
Payment related to PolaRx acquisition	55	55	—	—	—

	$300,502	$21,974	$41,962	$140,916	$95,650

(1)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of $10.00 per share.
(2)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.50 per share.
(3)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $34.00 per share.
(4)	Long-term debt does not include $1.5 million recorded as a long-term obligation related to employees’ leaving entitlements for our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the entitlements are paid upon an employees’ departure from the Company for whatever reason.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of September 30, 2004, we had an accumulated deficit of approximately $679.2 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next eighteen months, assuming a successful launch of XYOTAX in 2006. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We expect that our existing capital resources, including the proceeds from our recent offering, will enable us to maintain our currently planned operations through the first half of 2005; however, to fully fund ongoing and planned activities, especially if one of our XYOTAX pivotal trials is successful, we will need to raise additional funds. We expect to receive certain grants and subsidized loans from the Italian government and the EU through our Italian branch. However, we may not receive the relevant funding because the grants and subsidiaries are awarded at the discretion of relevant authorities.

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

We have limited experience in conducting clinical trials. We expect to continue to rely on third parties, such as contract research organizations, academic institutions and/or cooperative groups, to conduct, oversee and monitor clinical trials as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or to meet the applicable standards.

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

We are subject to extensive government regulation, including the requirement of approval before our products may be marketed and regulation regarding the promotion of Trisenox.

Regulatory agencies have approved only one of our products, TRISENOX, for sale in the United States and the EU, to treat patients with a type of blood cancer called APL who have relapsed or failed standard therapies. Before we can market TRISENOX for other indications in the United States or EU, we must obtain additional FDA approval and/or approval of the EMEA. Our other products are in development, and will have to be approved by the FDA before they can be marketed in the United States and by the EMEA before they can be marketed in the EU. Obtaining FDA or other regulatory approval requires substantial time, effort and financial resources, and we may not obtain approval on a timely basis, if at all. If the FDA and/or the EMEA do not approve our developmental products and any additional indications for marketed products in a timely fashion, or do not approve them at all, or withdraw the approval or otherwise restrict the marketing of our sole approved product, TRISENOX, our business and financial condition may be adversely affected.

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

We believe that TRISENOX is prescribed by physicians largely for uses not approved by the FDA. Although physicians may lawfully prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses is unlawful. Some of our practices intended to make physicians aware of off-label uses of TRISENOX, without engaging in off-label promotion, could nevertheless be construed as off-label promotion and it is likely that some instances of off-label promotion occurred in the past. Although we have policies and procedures in place designed to assure ongoing compliance with FDA requirements regarding off-label promotion, some non-compliant actions may nevertheless occur. Regulatory authorities could take enforcement action against us if they believe that we are promoting, or have promoted, TRISENOX for off-label use. Failure to comply with regulatory requirements, including off-label promotion of TRISENOX or other products approved for marketing, could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

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

We base many of our product candidates upon novel technologies that we are using to discover and develop drugs for the treatment of cancer. These technologies have not been proven. Furthermore, pre-clinical results in animal studies may not predict outcomes in human clinical trials. Our product candidates may not be proven safe or effective. If these technologies do not work, our drug candidates may not develop into commercial products.

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

The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The United States Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the United States and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents and the claims of any issued patents may not afford meaningful protection for our technologies or products. We currently have patent properties directed to all approved uses for TRISENOX, however, we have no patent claims covering the composition itself. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our orphan drug designations in the United States or EU, which are designations for products meeting criteria based on the size of the potential United States or EU patient population for a drug, respectively, and which entitle that drug to seven years of exclusive rights in the United States market or ten years in the EU market, as applicable, or to protect a patent position or to determine the scope and validity of third party proprietary rights, and we may not have the required resources to pursue any such litigation or to protect our patent rights. Any adverse outcome in litigation with respect to the infringement or validity of any patents owned by third parties could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

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

We do not currently have internal facilities for the current Good Manufacturing Practice, or cGMP, manufacture of any of our development or commercial products. In addition, TRISENOX, our first commercial product, is currently manufactured primarily by a single vendor. In 2002, we began the process of qualifying an additional supplier for our finished product manufacturing for TRISENOX. This additional supplier received FDA approval to manufacture TRISENOX in June 2003. Because we do not directly control our suppliers, these vendors may not be able to provide us with finished product when we need it. Plans are in place to develop additional manufacturing resources, such as entering into collaborative arrangements with other parties that have established manufacturing capabilities or electing to have other additional third parties manufacture our products on a contract basis.

We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. Our current manufacturer for TRISENOX was inspected by the FDA and follow-up discussions are ongoing between the manufacturer and the FDA. As a result, the FDA could, among other things, shut down the operations of the manufacturer or disallow the manufacturer to ship product it currently holds. Either outcome could materially affect our operations. Another one of our products under development, XYOTAX, has a complex manufacturing process, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all.

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

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our markets. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•	If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, which inhibit cancer cells by a mechanism similar to taxanes, or similar products (including, among others, Bristol-Myers Squibb Co., which markets paclitaxel, one of the best-selling cancer drugs, and Aventis, which markets docetaxel). In addition, several companies, including American Pharmaceutical Partners, NeoPharm Inc. and Sonus Pharmaceuticals are also developing novel taxanes and formulations which could compete with our products.

•	In the hematology market, we hope to receive approval to market TRISENOX in more indications than currently authorized. We will face competition from a number of biopharmaceutical companies, including:

•	Celgene Corporation, which currently sells thalidomide used in the treatment of multiple myeloma, a cancer of the bone marrow, and is developing IMiDs™;

•	Millennium Pharmaceuticals, Inc., which launched Velcade® in 2003 for treatment of multiple myeloma;

•	Pharmion Corporation, which has signed an agreement with Celgene to expand internationally the marketing of thalidomide and received approval for Vidaza™ for treatment of MDS, also known as ‘smoldering’ leukemia or preleukemia, which are a group of diseases in which the bone marrow does not function normally and insufficient numbers of mature blood cells are in circulation; and

•	MGI Pharma, which is developing decitabine, which has been accepted for a rolling NDA submission by the FDA in MDS.

•	Because pixantrone is intended to provide less toxic treatment to patients who have failed standard chemotherapy treatment, if pixantrone is brought to market, it is not expected to compete directly with many existing chemotherapy drugs. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed, including vincristine sulfate liposome for injection (Marquibo™), a product being developed by Inex Pharmaceuticals Corporation (“Inex”) that is currently in NDA review. In January 2004, Enzon Pharmaceuticals (“Enzon”) entered into a partnership with Inex in which Enzon received exclusive North American commercialization rights for Inex’s vincristine product for all indications.

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

We are highly dependent on James A. Bianco, M.D., our president and chief executive officer, Jack W. Singer, M.D., our chief medical officer and Silvano Spinelli, our executive vice president of development and managing director of European operations. The loss of any one of these principal members of our scientific or management staff, or failure to attract or retain other key scientific employees, could prevent us from pursuing collaborations or developing and commercializing our products and core technologies. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors will be employed by other employers or are self-employed, and will have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

Our operations in Italy make us subject to increased risk regarding currency exchange rate fluctuations.

As a result of our merger with Novuspharma and our consequent operations in Italy, we are exposed to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in Euros or vice versa. As the net positions of our foreign currency transactions might fluctuate, our earnings might be negatively affected. In addition, as a result of our merger with Novuspharma, we are exposed to risks associated with the translation of Novuspharma’s Euro-denominated financial results and balance sheet into U.S. dollars. Our reporting currency will remain as the U.S. dollar, however, a portion of our consolidated financial obligations will arise in Euros. In addition, the carrying value of some of our assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the Euro. Changes in the value of the U.S. dollar as compared to the Euro might have an adverse effect on our reported results of operations and financial condition.

The integration of Novuspharma’s business and operations is a challenging, complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.

The challenges involved in the integration of Novuspharma include the following:

•	effectively pursuing the clinical development and regulatory approvals of all product candidates while effectively marketing our approved product (TRISENOX);

•	successfully commercializing products under development and increasing revenues from TRISENOX;

•	retaining certain existing strategic partners;

•	retaining and integrating management and other key employees;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating purchasing and procurement operations in multiple locations;

•	maintaining an adequate level of liquidity to fund our continuing operations and expansion;

•	integrating the business culture of Novuspharma with our culture and maintaining employee morale;

•	transitioning all facilities to a common information technology system;

•	developing and maintaining uniform standards, controls, procedures and policies relating to financial reporting and employment related matters that comply with both United States and Italian laws and regulations;

•	maintaining adequate focus on the core business of the combined company while integrating operations;

•	maintaining relationships with employees, strategic partners, manufacturers and suppliers while integrating management and other key personnel;

•	realizing the benefits and synergies to the extent or in the time frame anticipated; and

•	coping with unanticipated expenses related to integration.

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

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state, local and international laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended September 30, 2004, our stock price ranged from a low of $4.55 to a high of $12.49. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

Provisions of our articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests or to effect changes in control. These provisions include:

•	a classified board so that only approximately one third of the board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of shareholder nominations and proposals;

•	the ability of our board of directors to amend our bylaws without shareholder approval;

•	the ability of our board of directors to issue up to 10,000,000 shares of preferred stock without shareholder approval upon the terms and conditions and with the rights, privileges and preferences as the board of directors may determine; and

•	a shareholder rights plan.

In addition, as a Washington corporation, we are subject to Washington law which imposes restrictions on some transactions between a corporation and certain significant shareholders.

These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at September 30, 2004 and December 31, 2003 was $48.1 million and $83.1 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $0.2 million and $0.3 million as of September 30, 2004 and December 31, 2003, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit. As of September 30, 2004 and December 31, 2003, the fair value of the interest rate swap was a liability of approximately $0.6 million and $0.8 million, respectively.

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

We have foreign exchange risk related to euro-denominated cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at September 30, 2004 of $19.1 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $1.0 million, $1.9 million and $3.8 million.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a German company, filed a complaint against the Company in federal district court in Washington, asserting that CTI (Europe), the Company’s European Branch (formerly known as Novuspharma S.p.A.), had purportedly breached a contract with Micromet for the development of a drug candidate known as MT201. Micromet is seeking certain milestone payments and development expenses that Micromet alleges CTI (Europe) owes under the contract as well as other unspecified damages. On February 23, 2004, the Company answered the complaint by denying the substance of the allegations and filing counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information. The Company believes that Micromet’s complaint is without merit and intends to vigorously defend against the Micromet action, as well as to seek recovery based upon its counterclaims.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC. (Registrant)

Dated: November 8, 2004	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: November 8, 2004	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal financial Officer,
Chief Accounting Officer)