Form 10-Q
period 2005-03-31
CELL THERAPEUTICS INC
filed 2005-05-10
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2005
Common Stock, no par value	64,566,747

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,347	$105,033
Securities available-for-sale	35,619	10,840
Interest receivable	413	147
Accounts receivable, net	1,718	879
Inventory	1,008	920
Prepaid expenses and other current assets	10,977	10,113

Total current assets	87,082	127,932
Property and equipment, net	21,223	22,360
Goodwill	17,064	17,064
Other intangibles, net	3,751	4,175
Other assets	12,894	13,465

Total assets	$142,014	$184,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,940	$7,309
Accrued expenses	22,300	25,020
Current portion of deferred revenue	385	408
Current portion of long-term obligations	1,207	1,382

Total current liabilities	29,832	34,119
Deferred revenue, less current portion	1,219	1,310
Other long-term obligations, less current portion	4,527	5,053
Royalty obligation	26,353	25,123
Convertible senior subordinated notes	160,459	160,459
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000 Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000 Issued and outstanding shares - 64,684,757 and 63,862,658 at March 31, 2005 and December 31, 2004, respectively	653,661	652,773
Deferred stock-based compensation	(2,728)	(2,736)
Accumulated other comprehensive income	967	2,039
Accumulated deficit	(761,916)	(722,784)

Total shareholders’ deficit	(110,016)	(70,708)

Total liabilities and shareholders’ deficit	$142,014	$184,996

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$6,037	$3,858
License and contract revenue	103	637

Total revenues	6,140	4,495

Operating expenses:
Cost of product sold	246	152
Research and development	22,063	28,907
Selling, general and administrative	19,326	20,066
Acquired in-process research and development	—	88,524
Amortization of purchased intangibles	253	578

Total operating expenses	41,888	138,227

Loss from operations	(35,748)	(133,732)
Other income (expense):
Investment and other income	480	516
Interest expense	(3,893)	(2,723)
Foreign exchange gain (loss)	29	(456)

Other expense, net	(3,384)	(2,663)

Net loss	$(39,132)	$(136,395)

Basic and diluted net loss per share	$(0.62)	$(2.75)

Shares used in calculation of basic and diluted net loss per share	63,303	49,556

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(39,132)	$(136,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,351	2,528
Acquired in-process research and development	—	88,524
Noncash interest expense	1,451	241
Amortization of investment premium	120	654
Equity-based compensation expense	749	2,200
Loss on disposition of property and equipment	75	60
Noncash rent expense	45	104
Loss on sale of investment securities	—	4
Changes in operating assets and liabilities:
Interest receivable	(266)	336
Accounts receivable, net	(841)	849
Inventory	(87)	(219)
Prepaid expenses and other current assets	(1,016)	(1,557)
Other assets	76	780
Accounts payable	(1,188)	(3,989)
Accrued expenses	(2,605)	3,401
Deferred revenue	(115)	(238)
Long-term obligations	26	86

Total adjustments	(1,225)	93,764

Net cash used in operating activities	(40,357)	(42,631)

Investing activities
Purchases of securities available-for-sale	(26,139)	—
Proceeds from sales of securities available-for-sale	—	24,727
Proceeds from maturities of securities available-for-sale	1,200	22,105
Purchases of property and equipment	(1,513)	(750)
Additional consideration related to the PolaRx acquisition	—	(4,896)
Net cash acquired in Novuspharma merger	—	91,537

Net cash provided by (used in) investing activities	(26,452)	132,723

Financing activities
Proceeds from common stock options exercised	148	440
Repayment of long-term obligations	(381)	(555)

Net cash used in financing activities	(233)	(115)

Effect of exchange rate changes on cash and cash equivalents	(644)	(2,103)
Net increase (decrease) in cash and cash equivalents	(67,686)	87,874
Cash and cash equivalents at beginning of period	105,033	8,438

Cash and cash equivalents at end of period	$37,347	$96,312

Supplemental disclosure of cash and noncash flow information
Cash paid during the period for interest	$29	$60

Common stock issued for acquisition of Novuspharma	$—	$189,760

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the discovery, development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is to focus our activities on cancer therapeutics, an area that represents a large market opportunity that is not adequately served by existing therapies. Our operations are primarily conducted in the United States and Italy. Our Italian operations commenced on January 1, 2004, the effective date of our merger with Novuspharma S.p.A., or Novuspharma, an Italian biopharmaceutical company focused on oncology.

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 has been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2004 included in our Form 10-K.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are generally recorded upon shipment net of an allowance for returns and discounts. Customers may return damaged or expired inventory up to one year after the expiration date. In estimating returns, we analyze historical returns, sales patterns, estimated inventory on hand at the distributors and the remaining shelf life of that inventory. To arrive at the accrual for product returns, we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. If customers have product acceptance rights or return rights, and we are unable to reasonably estimate returns related to that customer or market, we defer revenue until such rights have expired. Allowances for returns, discounts and bad debts, which are netted against accounts receivable, totaled approximately $1.4 million at March 31, 2005 and December 31, 2004.

During the quarter ended March 31, 2005, we recorded a $0.2 million adjustment to decrease our sales reserve to reflect a lower than expected estimated weighted average return rate for our remaining open production batches and a lower than expected actual return rate on our most recently closed production batches.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average method. Finished goods inventory consists of our pharmaceutical drug, TRISENOX® (arsenic trioxide), or TRISENOX. If the cost of the inventory exceeds the expected market value, provisions are recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable is recorded. The components of inventories are as follows (in thousands):

	March 31, 2005	December 31, 2004
Work in process	$757	$529
Finished goods	251	391

	$1,008	$920

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

Acquired in-process research and development

Costs to acquire in-process research and development, or IPRD, projects and technologies which had no alternative future use and which had not reached technological feasibility as of January 1, 2004, the date of our merger with Novuspharma, were expensed as incurred.

Value Added Tax Receivable

Our European subsidiaries are subject to Value Added Tax, or VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $8.5 million and $8.8 million as of March 31, 2005 and December 31, 2004, respectively, of which $7.8 million and $8.1 million is included in other assets and $0.7 million is included in prepaid expenses and other current assets, respectively. This receivable balance primarily relates to our Italian operations and typically has a three year collection period. We will review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Royalty Obligation

Our royalty obligation with PharmaBio Development, Inc., or PharmaBio, was recorded as debt as we have significant continuing involvement in the generation of cash flows due to PharmaBio. Royalty payments made to PharmaBio will reduce the future obligation. The obligation will be amortized under the effective interest method using an imputed interest rate that is based on our estimates of total royalty and interest payments due under the arrangement. The amount of royalty and interest payments will vary depending on whether we reach certain TRISENOX targets and certain other factors as described in the agreement. We will reassess the imputed interest rate as circumstances change.

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested restricted stock awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible subordinated debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. As of March 31, 2005 and 2004, options, warrants, unvested restricted share awards and rights and convertible debt aggregating 23,236,544 and 22,204,302, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin, or SAB, No. 107 which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS 123R as no later than the first fiscal year beginning after June 15, 2005, which will be effective for us January 1, 2006. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share.

Derivative Financial Instruments

We account for derivative financial instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at March 31, 2005 and December 31, 2004. We do not enter into forward agreements for trading purposes.

Foreign Currency Translation

For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit in accordance with SFAS 52, Foreign Currency Translation.

Liquidity

Given the results of the XYOTAX STELLAR clinical trials, we plan to continue our ongoing dialogue with the FDA regarding the registration of XYOTAX. If there are regulatory issues, such as the FDA requiring another trial, the timing of our new drug application, or NDA, could be delayed. Accordingly we are in the process of significantly reducing our operating expenses, considering the divestiture of TRISENOX, and exploring accessing the capital markets.

We will need to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of research and development programs.

We believe that the measures described above will enable us to meet our cash flow obligations through 2005. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $40.2 million and $139.0 million for the three month periods ended March 31, 2005 and 2004, respectively.

Information regarding the components of accumulated other comprehensive income is as follows (in thousands):

	March 31, 2005	December 31, 2004
Foreign currency translation adjustment	$1,209	$2,511
Net unrealized loss on interest rate swap	(167)	(436)
Net unrealized loss on securities available-for-sale	(75)	(36)

	$967	$2,039

3.	Italian Employee Benefit Plan

In connection with our merger with Novuspharma on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon separation from the Company. Related costs are accrued over the employees’ service periods based on compensation and years of service. In accordance with the Emerging Issues Task Force, or EITF, consensus in Issue No. 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, we have elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. The vested benefit obligation was approximately $1.6 million and $1.7 million at March 31, 2005 and December 31, 2004, respectively, and was included in other long-term obligations.

4.	Stock-Based Compensation

In accordance with SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB, 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, compensation cost for employee stock options is measured as the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. Any deferred compensation is recognized on a graded vesting method. Under our plan, stock options are generally granted at fair market value.

In accordance with the provisions of SFAS 123, we apply APB 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost for options granted with exercise prices equal to or greater than the fair value of the underlying common stock. If we elected to recognize compensation cost based on the fair value at grant date of the options granted as prescribed by SFAS 123, net loss and basic and diluted net loss per share would have been adjusted, or increased, as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(39,132)	$(136,395)
Add: Stock-based employee compensation included in reported net loss	791	2,173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,029)	(2,902)

As adjusted	$(40,370)	$(137,124)

Basic and diluted net loss per share:
As reported	$(0.62)	$(2.75)
As adjusted	$(0.64)	$(2.77)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following other assumptions:

	Three Months Ended March 31,

	2005	2004
Average risk-free interest rates	4.1%	2.7%
Average expected life (in years)	4.7	4.5
Volatility	0.98	0.99

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

In December 2004, we entered into a royalty interest financing arrangement, or Arrangement, with PharmaBio for $25.0 million in financing and up to $5.0 million in clinical and other services to be provided by PharmaBio and its affiliates and paid by PharmaBio. Interest expense on the financing is calculated using the effective interest method which resulted in an imputed interest rate of approximately 19% and 18% as of March 31, 2005 and December 31, 2004, respectively. Future amounts due under the arrangement are estimated based on our ability to meet certain TRISENOX sales milestones and other factors and are reviewed periodically in order to assess whether this imputed interest rate should be updated. We had $26.4 million and $25.1 million in royalty obligations outstanding as of March 31, 2005 and December 31, 2004, respectively.

From January 1, 2006 through December 31, 2010, PharmaBio is entitled to receive a royalty based on a percentage of TRISENOX annual net sales in the United States, the European Union and certain other territories set forth in the Arrangement. The cumulative royalty payments to PharmaBio may not be less than $53.0 million, nor exceed $69.0 million. Also under the arrangement, we committed to certain development and commercialization efforts which if not met, would increase our minimum royalty obligation from $53.0 million to $58.0 million, with the additional $5.0 million due in 2010. Based on our current development plans, we believe our minimum royalty obligation will be $58.0 million.

If sales royalty payments to PharmaBio do not meet certain targets, we will pay PharmaBio minimum annual payments beginning in 2006 of (in thousands):

Years Ending December 31,
2006	10,600
2007	12,400
2008	11,500
2009	9,000
Thereafter	14,500

$58,000

Additionally, we pledged to PharmaBio 100% and 65% of the capital stock of PolaRx Biopharmaceuticals, Inc., and Cell Therapeutics (UK) Limited, respectively, both wholly owned subsidiaries of Cell Therapeutics, Inc. We also granted PharmaBio a security interest in the assets related to TRISENOX, including the intellectual property, as well as accounts receivable, inventory and marketing materials. Accordingly, we must retain the primary responsibility for regulatory compliance, marketing and promotion of TRISENOX in the United States and the European Union. If we do not retain this primary responsibility, or upon a change in the control of Cell Therapeutics, Inc., or divestiture by Cell Therapeutics, Inc., we will owe a termination payment of not less than $40.0 million less any royalties or true-up payments made as of the date of the event.

We may also be required to repay the remaining balance under the minimum payment obligation of $58.0 million upon certain events of default, including: (1) failure to repay amounts due under the arrangement, (2) certain settlements or violations of law, (3) suspensions, fines, or infractions relating to the sale of TRISENOX, (4) loss of our rights to specific licenses securing the financing arrangement, (5) uncured breaches of certain provisions of the Arrangement, (6) an event of default triggering repayment of any other debt obligation of $15.0 million or more, (7) bankruptcy proceedings, or (8) failure of related agreements to remain in full force and effect.

6.	Prepaid Supply Agreement

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel which was to be delivered by NPI over several years. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. We also entered into a security agreement with NPI to collateralize our prepayment with the value of the NPI-owned yew trees from which paclitaxel is derived. Based on the original terms of the agreement, NPI fell behind on its delivery of paclitaxel, and in October 2004, we received a revised delivery schedule from NPI that detailed new delivery dates through August 2005 for the remaining paclitaxel. In 2004, we terminated our interest in the yew trees, so that NPI could sell the raw materials and deposit the funds in escrow in an amount equal to the value of the undelivered paclitaxel, to be reduced as the deliveries are received. As of March 31, 2005 and December 31, 2004, our prepaid asset related to the undelivered paclitaxel was approximately $1.5 million and $2.1 million, respectively, all of which was classified as current. As of March 31, 2005 and December 31, 2004, we also had paclitaxel supply of $3.4 million and $2.5 million, respectively, which has been capitalized and is included in prepaid expenses and other current assets. These costs have been capitalized since there is a ready market for this active pharmaceutical ingredient.

7.	Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against CTI in the federal district court for the Western District in the State of Washington, asserting that CTI (Europe), formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule. The claims allege that CTI (Europe) failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, CTI answered the complaint, denying the substance of the allegations, and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information which includes preclinical tests which were determined to be invalid. Management believes that Micromet’s complaint is without merit and intends to vigorously defend against the Micromet action, as well as to seek recovery based upon its counterclaims. Management believes the ultimate outcome will not have a material adverse impact on the Company’s financial condition or results of operations. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, James Bianco and Max Link, and are pending in both the United States District Court for the Western District of Washington and the United States District Court for the Eastern District of New York. The securities lawsuits assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from June 7, 2004 to March 4, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading, in connection with the results of the Company’s STELLAR III clinical trials for its drug XYOTAX. Management believes that the allegations in the foregoing actions are without merit and intend to defend the actions vigorously.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

8.	Subsequent Events

On April 1, 2005, Mr. Canfield resigned as our Executive Vice President, Chief Administrative Officer. In connection with his resignation, Mr. Canfield entered into a severance agreement and general release with us. Pursuant to the agreement, in exchange for customary release, non-competition and confidentiality agreements, Mr. Canfield is entitled to receive an aggregate amount of approximately $0.2 million, less applicable state and federal taxes, payable over the nine-month period following his separation date. In addition, he is entitled to accelerated vesting of 40,000 stock options along with an extended exercise period for 163,582 previously vested options, all of which are exercisable through March 31, 2006, as well as continued vesting of 21,666 restricted stock awards through March 31, 2006 and certain other benefits up to December 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” should,” or “will” or the negative of those terms or other comparable terms are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. These factors include those listed under “Factors Affecting Our Operating Results and Financial Condition,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading, vertically-integrated biopharmaceutical company with a diversified portfolio of proprietary cancer drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of March 31, 2005, we had incurred aggregate net losses of approximately $761.9 million since inception. We expect to continue to incur additional operating losses for at least the next two years.

On January 1, 2004, we completed our merger with Novuspharma S.p.A., a public biopharmaceutical company located in Italy, currently CTI Europe S.r.l., or CTI (Europe). This provided us with worldwide rights to pixantrone, approximately $92.5 million of cash and cash equivalents upon closing of the acquisition, and a high-quality drug discovery organization and staff with an extensive track record in cancer drug development. The merger and addition of pixantrone to the pipeline are consistent with our strategy of growth by strategic acquisition and our goal to develop improved cancer therapies.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P., or PG-TXL, and scientists at The University of Texas M. D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to paclitaxel poliglumex and to all potential uses of PG-TXL’s polymer technology. Paclitaxel poliglumex is paclitaxel linked to polyglutamate, and is branded as XYOTAX™. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. As of March 31, 2005, we have made $5.0 million in milestone payments upon the attainment of significant achievements and are obligated to make additional future milestone payments of up to $15.5 million. We are also obligated to make royalty payments on net product sales as defined in the agreement.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc., or NPI, for paclitaxel, a key starting material for our XYOTAX drug candidate. Under the supply agreement, we prepaid for paclitaxel. Based on the original terms of the agreement, NPI is behind in its delivery of paclitaxel to us although we expect to receive delivery through August 2005. NPI has provided a security deposit in escrow in an amount equal to the undelivered paclitaxel, to be reduced as the deliveries are received. We are also purchasing paclitaxel supply from two additional suppliers. We may need to obtain paclitaxel from other sources, which we may not be able to receive on a timely basis, if at all.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai made a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period of approximately seven years on a straight-line basis. Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002 resulting from the filing of the first investigational new drug application, or IND, in Japan. We may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54.0 million in development expenditures over the course of the licensing agreement. As of March 31, 2005, we have received approximately $3.8 million in development expenditure reimbursements from Chugai.

In 2002, we initiated a XYOTAX phase III clinical trial for second-line treatment of non-small cell lung cancer, or NSCLC, and two additional phase III trials of XYOTAX in the front-line treatment of poor performance status, or PS2, patients with NSCLC.

In June 2003, we received fast track designation from the Food and Drug Administration, or FDA, for our XYOTAX pivotal trials in PS2 patients with advanced NSCLC. In November 2003, we completed enrollment in one of our XYOTAX phase III pivotal trials, known as STELLAR 3, for the potential use in combination with platinum as front-line treatment of PS2 patients with NSCLC.

In April 2004, we announced that we entered into a clinical trials agreement with the Gynecologic Oncology Group, or GOG, to perform a phase III trial of XYOTAX in patients with ovarian cancer. In July 2004, the GOG submitted an IND along with the protocol for a special protocol assessment, or SPA, to the FDA. The trial was activated by the GOG in March 2005.

In May 2004, we completed enrollment in our second pivotal phase III trial of XYOTAX, known as STELLAR 4, for the potential use as front-line single agent treatment of PS2 patients with NSCLC.

In July 2004, we completed enrollment in our third and final pivotal phase III trial of XYOTAX, known as STELLAR 2, for the potential use as second-line single agent treatment of patients with NSCLC.

In March 2005, we announced that while the STELLAR 3 study missed its primary endpoint of superior overall survival, it had equivalent efficacy to paclitaxel in combination with carboplatin. XYOTAX had a reduction in certain side effects, including hair loss, muscle and joint pain, and cardiac symptoms. Complete research findings from this trial will be presented at the American Society of Clinical Oncology, or ASCO, meeting in May 2005.

In May 2005, we announced that the STELLAR 2 and 4 clinical trials demonstrated comparable survival with significant reductions in certain serious side effects compared to the comparator arms, although both studies missed their primary endpoints of superior overall survival. In STELLAR 2, XYOTAX patients experienced significantly fewer hematologic side effects, including grade 3/4 infections, severe neutropenia, and febrile neutropenia, and significant reductions in hair loss, fatigue, asthenia, or general weakness, breathing problems, severe hypoxia, or decreased oxygen in the blood, mucositis, and eye toxicity, than patients on the docetaxel arm. Severe neuropathy on XYOTAX at a dose of 210 mg/m2 was higher than on the docetaxel arm. In STELLAR 4, side effects were comparable on both arms, except for a significant reduction in all cardiac toxicities, gastrointestinal side effects, nausea, and vomiting. XYOTAX patients also had a significant reduction in hematologic toxicities including anemia, neutropenia, and thrombocytopenia. Hair loss was uncommon on both arms. Grade 3/4 neuropathy was observed more frequently on the XYOTAX arm.

In all of the STELLAR studies XYOTAX was given in a convenient 10-minute infusion without the requirement for steroids and other premedications. Hypersensitivity on XYOTAX was rare despite the lack of premedication.

We believe XYOTAX addresses an important medical need – an effective, better tolerated taxane with easier administration, and we will continue our ongoing dialogue with the FDA regarding submission of an NDA for

XYOTAX based on the STELLAR trials. Depending on successful discussions with the FDA, our revised target for submission of an NDA for XYOTAX would be late 2005 or early 2006, with a XYOTAX approval targeted in late 2006 with launch shortly thereafter. If there are regulatory issues, such as the FDA requiring another trial, our NDA filing could be delayed.

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

In September 2000, we received marketing approval from the FDA for TRISENOX and sales of TRISENOX in the United States commenced in October 2000. In March 2002, we received approval from the EMEA to market TRISENOX in the European Union, or EU, and we commenced the launch and sale of TRISENOX in the EU during the second quarter of 2002.

We have recorded cumulative net product sales for TRISENOX of approximately $72.8 million through March 31, 2005. TRISENOX is manufactured primarily by two vendors and sold through our direct sales force.

In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX injection in Japan, South Korea and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment. Under the agreement, we received and recognized as revenue a $500,000 milestone payment in 2003 related to Nippon’s submission of an NDA in Japan. In October 2004, Nippon received approval from the Japanese Ministry of Health, or JMH, to market TRISENOX for patients with relapsed or refractory acute promyelocytic leukemia, or APL, in Japan. Under the agreement, we received an additional $500,000 milestone payment from Nippon upon its receipt of approval to market TRISENOX in Japan. In December 2004, Nippon launched TRISENOX for the treatment of relapsed/refractory APL in Japan. We may also receive additional future milestone payments totaling up to $3.0 million upon attainment of certain milestones.

In April 2004, the U.S. Patent and Trademark office issued a patent directed to TRISENOX injection that extends our market exclusivity in the United States for the drug from 2007 to 2018. This extension is eleven years beyond the original orphan drug exclusivity for APL that currently expires in 2007.

In December 2004, we entered into a royalty interest financing arrangement with PharmaBio Development, Inc., or PharmaBio, for $25.0 million in financing and $5.0 million in clinical and other services to be provided by PharmaBio and its affiliates and paid by PharmaBio. From 2006 through 2010, PharmaBio is entitled to receive a royalty based on a percentage of TRISENOX annual net sales in the United States and select countries in the European Union as set forth in the arrangement. Our royalty obligation under the arrangement ranges from $53.0 million to $69.0 million depending on our achievement of TRISENOX sales targets and certain other factors. Also under the arrangement, we committed to certain development and commercialization efforts which if not met, would increase our minimum royalty obligation from $53.0 million to $58.0 million. Based on our current development plans, we believe our minimum royalty obligation will be $58.0 million.

In April 2005, we announced that a phase III study of TRISENOX consolidation treatment in patients with newly diagnosed APL completed enrollment with approximately 500 patients. The study is being conducted under the Cooperative Research and Development Agreement, or CRADA, between CTI and the U.S. National Cancer Institute, or NCI, and involves three of the largest adult cooperative groups; the Eastern Cooperative Oncology Group, or ECOG, the Southwest Oncology Group, or SWOG, and the Cancer and Leukemia Group B, or CALGB, along with the National Cancer Institute of Canada and the Children’s Oncology Group. If TRISENOX improves event-free survival, CTI may explore the potential to use the results to file a supplement new drug application, or sNDA for TRISENOX in first-line, consolidation for APL patients.

We have approximately 40 company-sponsored and investigator-sponsored TRISENOX trials ongoing, with an emphasis on blood-related cancers, including front-line APL, multiple myeloma and myelodysplastic syndrome, or MDS, also known as ‘smoldering’ leukemia or preleukemia, which are a group of diseases in which the bone marrow does not function normally and insufficient numbers of mature blood cells are in circulation.

PIXANTRONE

We acquired pixantrone, a novel compound, for the potential treatment of non-Hodgkin’s lymphoma, or NHL, through our merger with Novuspharma S.p.A. in January 2004. We are developing pixantrone and have several clinical trials ongoing, including a pivotal phase III trial for the treatment of patients with relapsed aggressive NHL. In July 2004, we announced that the FDA granted fast track designation for pixantrone for the potential treatment of relapsed aggressive NHL on the basis that relapsed aggressive NHL in third-line or subsequent recurrence is a life threatening disease and responses have been noted in phase II trials with patients with relapsed, aggressive NHL. Based on development plans for pixantrone, we are targeting an interim analysis from the ongoing phase III study late in 2005 or early 2006, and if successful, we would submit an NDA for accelerated approval in late 2006 with a potential launch in 2007. If full study results are required, we would submit an NDA for full approval in 2007 with potential commercial launch in 2008. We do not expect to receive significant cash inflows from pixantrone until 2008.

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

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are generally recorded upon shipment net of an allowance for estimated returns and discounts. Customers may return damaged or expired inventory up to one year after the expiration date. In estimating returns, we analyze historical returns, sales patterns, estimated inventory on hand at the distributors and the remaining shelf life of that inventory. To arrive at the accrual for product returns, we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. Allowances for returns, discounts and bad debts are netted against accounts receivable. If customers have product acceptance rights or product return rights, and we are unable to reasonably estimate returns related to that customer or market, we defer revenue until such rights have expired.

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

We evaluate multiple element arrangements pursuant to Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangement.

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

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income or loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at March 31, 2005 and December 31, 2004. We do not enter into forward agreements for trading purposes.

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

Royalty Obligation

We recognize interest expense on our royalty obligation using the effective interest method. The imputed interest rate is determined based on our estimate as to total royalty and interest payments due under the arrangement which vary depending on whether we reach certain TRISENOX targets and certain other factors as described in the agreement. We will reassess the imputed interest rate as circumstances change.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004.

Product sales. TRISENOX is our pharmaceutical grade arsenic product that has been approved by the FDA, EMEA and the JMH to treat patients with relapsed or refractory APL. We recorded net product sales of approximately $6.0 million and $3.9 million for TRISENOX for the three months ended March 31, 2005 and 2004, respectively. The increase in net sales is due to an increase in the sales volume for our product for the three months ended March 31, 2005. Demand for our product during the first quarter of 2004 was affected by a technical error made by Center for Medicare Services, or CMS, stating a payment rate of $2.81/mg for TRISENOX when administered in a physician’s office versus the correct rate of $32.94/mg. This error delayed physicians and patients from receiving accurate approved reimbursement information for the product until the correct payment rate was published in early February 2004. We also had additional wholesaler purchases in the fourth quarter of 2003 that were generated from an anticipated price increase which occurred in December 2003. This additional wholesaler inventory and CMS error resulted in lower sales in the first part of 2004. Additionally, we recorded a $0.2 million adjustment for the three months ended March 31, 2005 to decrease our sales reserve to reflect a lower than expected estimated weighted average return rate for our remaining open production batches and a lower than expected actual return rate on our most recently closed production batch. We expect a slight increase in net sales for 2005 as compared to 2004 due to increases in sales in Europe and Asia.

License and contract revenue. In October 2001, we entered into a licensing agreement with Chugai for the development and commercialization of XYOTAX. Upon execution of the agreement, Chugai made a $3.0 million initial payment, which we recorded as deferred revenue and which is being recognized as revenue over the estimated development period of approximately seven years on a straight-line basis. In December 2002, we entered into a distribution agreement with Nippon for the distribution and commercialization of TRISENOX. We received

$750,000 upon execution of the agreement which was recorded as deferred revenue and was recognized as revenue on a straight-line basis over the performance period which ended during the fourth quarter of 2004.

For the three month period ended March 31, 2005, we recognized approximately $0.1 million of license and contract revenue, relating to the amortization of the initial payments from Chugai. For the three months ended March 31, 2004, we recognized approximately $0.6 million of license and contract revenue which primarily relates to cost reimbursements for development expenses received from Chugai and amortization of the initial payments from Chugai and Nippon.

Cost of product sold. The cost of product sold during the three months ended March 31, 2005 and 2004 was approximately $246,000 and $152,000, respectively. Our gross margins have remained relatively consistent. Cost of product sold consists primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable. We expect product costs in the future to continue to approximate a small percentage of product sales.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Compounds under development:
XYOTAX	$5,829	$14,525
TRISENOX	2,083	1,667
pixantrone	1,426	1,709
Other compounds	618	262
Operating expenses	9,469	8,072
Discovery research	2,638	2,672

Total research and development expenses	$22,063	$28,907

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy, and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are $155.3 million, $27.4 million and $8.3 million, respectively. Costs for pixantrone prior to our merger with Novuspharma in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $22.1 million for the three months ended March 31, 2005, from approximately $28.9 million for the three months ended March 31, 2004. Costs for our XYOTAX program decreased primarily due to a $6.8 million decrease in our Phase III trial costs, attributable to the winding down of our STELLAR trials, a $1.5 million non-reoccurring up-front payment to the GOG in March 2004 and a $0.8 million decrease in preclinical costs, offset by an increase of approximately $1.0 million in costs associated with the preparation of an anticipated filing of an NDA for XYOTAX. Pixantrone costs decreased due to lower clinical trial expenses. TRISENOX costs increased primarily as a result of higher clinical development expenses. Operating expenses increased by approximately $1.4 million primarily due to increased personnel and occupancy costs.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. We reported XYOTAX STELLAR 3 clinical trial results in March 2005 and STELLAR 2 and 4 results in May 2005. If our discussions with the FDA are successful, we anticipate filing an NDA for XYOTAX in late 2005 or early 2006 with a XYOTAX approval targeted in late 2006 with launch shortly thereafter. If there are regulatory issues, such as the FDA requiring another trial, our NDA filing could be delayed. Based on our current XYOTAX timeline, we would not expect to receive significant cash inflows until 2007 from this compound. Based on our current timeline for pixantrone, we would not expect significant cash inflows until 2008.

With the exception of TRISENOX, we anticipate that we will not generate revenue from the sale of commercial drugs for approximately two years, if ever. Without revenue generated from commercial sales, we anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $19.3 million for the three months ended March 31, 2005, from approximately $20.1 million for the three months ended March 31, 2004. This decrease is primarily attributable to lower stock-based compensation of approximately $1.3 million and TRISENOX commercialization costs of $0.9 million, offset by $1.0 million of additional operating and personal costs associated mainly with supporting our research and development and marketing activities and approximately $0.6 million in increased marketing research costs for XYOTAX in preparation for potential commercial development. In the event that we are able to move forward with the commercialization of XYOTAX, our sales and marketing expenses may increase significantly. Further, due to the variable accounting treatment of certain stock options and restricted stock awards, fluctuation in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non cash charge recorded in connection with our acquisition of Novuspharma in January 2004. The $88.5 million charge for the three months ended March 31, 2004 represents the estimated fair value of purchased technology that had not reached technological feasibility at the effective time of the merger.

Amortization of purchased intangibles. Amortization for the three months ended March 31, 2005 decreased to approximately $0.3 million from approximately $0.6 million for the three months ended March 31, 2004, due to patents that became fully amortized in December 2004.

Investment and other income. Investment and other income for the quarter ended March 31, 2005 and 2004 was approximately $480,000 and $516,000, respectively. Our average securities available-for-sale balance for these respective quarters has remained relatively consistent.

Interest expense. Interest expense increased to approximately $3.9 million for the three months ended March 31, 2005 from approximately $2.7 million for the three months ended March 31, 2004. The increase is primarily due to the $25.0 million royalty interest financing arrangement entered into with PharmaBio in December 2004 which bears an imputed interest rate of approximately 19%.

Foreign exchange gain (loss). We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. There was no significant foreign currency exchange activity for the quarter ended March 31, 2005. The exchange loss for the three months ended March 31, 2004 of approximately $0.5 million is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar investments held by CTI (Europe).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had approximately $73.4 million in cash and cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities decreased to approximately $40.4 million during the three months ended March 31, 2005, compared to approximately $42.6 million for the same period during 2004. The decrease in net cash used in operating activities during the three months ended March 31, 2005, as compared to the same period in 2004, was primarily due to the decrease in our net loss, excluding a non-cash charge related to acquired in-process research and development resulting from our merger with Novuspharma, partially offset by a reduction in accrued expenses. We believe that our operating expenses in 2005 will be less than in 2004 primarily due to reduced development costs for XYOTAX and cost cutting measures we expect to implement.

Net cash used in investing activities totaled approximately $26.5 million during the three months ended March 31, 2005, compared to net cash provided of approximately $132.7 million for the same period during 2004. The net cash used in investing activities during the three months ended March 31, 2005 was primarily due to purchases of securities available-for-sale. The net cash provided by investing activities during the three months ended March 31, 2004 was primarily due to cash acquired through our merger with Novuspharma in January 2004 and proceeds from sales and maturities of securities available-for-sale.

Net cash used in financing activities totaled approximately $0.2 million during the three months ended March 31, 2005, compared to approximately $0.1 million for the same period during 2004. The increase in net cash used in financing activities was primarily due to a decrease in proceeds from the exercise of employee common stock options.

We would expect to generate losses from operations for at least the next two years due to research and development costs for XYOTAX, pixantrone and CT-2106.

If our discussions with the FDA are successful, we anticipate filing an NDA for XYOTAX in late 2005 or early 2006 with a XYOTAX approval targeted in late 2006 with launch shortly thereafter. If there are regulatory issues, such as the FDA requiring another trial, our NDA filing could be delayed. While we expect our clinical development costs for XYOTAX to significantly decrease from 2004, assuming successful discussions with the FDA, these decreases will be partially offset by an increase in operating expenses associated with an NDA filing and increased sales and marketing expenditures in connection with the potential product launch of XYOTAX.

We have commenced a cost savings initiative in an effort to reduce and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX and are considering reducing our workforce in 2005. We are also exploring the possibilities of divesting TRISENOX as well as accessing the capital markets. We believe these efforts, if successful, together with our existing capital resources will enable us to maintain our operations through 2005; however, to further fund ongoing and planned activities, we believe we will need to raise additional funds through equity or debt financings, partnerships or other sources. If we are unable to complete a financing or raise other sources of capital, we will further curtail operations significantly, including the delay, modification or cancellation of our research and development programs.

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

The following table includes information relating to our contractual obligations as of March 31, 2005 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
5.75% Convertible senior subordinated notes (1)	$85,459	$—	$—	$85,459	$—
4.0% Convertible senior subordinated notes (2)	75,000	—	—	—	75,000
5.75% Convertible subordinated notes (3)	29,640	—	—	29,640	—
Interest on convertible and convertible senior subordinated notes	36,965	9,618	19,237	7,360	750
Royalty obligation (4)	58,000	—	23,000	20,500	14,500
Operating leases:
Facilities	46,921	9,187	16,894	9,393	11,447
Aircraft	13,330	1,927	3,854	3,854	3,695
Long term debt (5)	2,327	1,207	561	204	355
Payment related to PolaRx acquisition	50	50	—	—	—

	$347,692	$21,989	$63,546	$156,410	$105,747

(1)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $10.00 per share.

(2)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $13.50 per share.

(3)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $34.00 per share.

(4)	The minimum royalty payment due pursuant to the royalty interest financing arrangement with PharmaBio Development, Inc. Our maximum royalty payment under the arrangement is $69.0 million. If we were to divest TRISENOX, we would owe a termination payment of not less than $40.0 million, consisting of $37.5 million in immediately available funds and an additional $2.5 million in immediately available funds or in shares of CTI common stock, less any royalties or true-up payment made as of the date of the event.

(5)	Long-term debt does not include $0.2 million recorded as interest rate swap, $1.6 million recorded as deferred rent liability, and $1.6 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employees’ separation from the Company.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2005, we had an accumulated deficit of approximately $761.9 million. We may never become profitable, even if we are able to commercialize additional products. We will need to conduct research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, will result in operating losses for at least the next two years, provided that we are able to launch XYOTAX in late 2006 or early 2007. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may be delayed, limited or precluded from obtaining regulatory approval of XYOTAX given that three of our STELLAR phase III clinical trials for the treatment of non-small cell lung cancer did not meet their primary endpoints.

In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of XYOTAX in non-small cell lung cancer. All three trials missed their primary endpoints of superior overall survival but did demonstrate comparable survival with reductions in certain side effects when compared to the control arms. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. Our success depends in part on the successful completion of regulatory approval of XYOTAX. The failure to generate revenues from XYOTAX may preclude us from continuing our research and development of XYOTAX and other product candidates and may require implementation of additional cost cutting measures beyond those currently contemplated. We are continuing our ongoing dialogue and work with the FDA to register XYOTAX.

If we do not successfully develop additional products, we may be unable to generate significant revenue or become profitable.

We have one product, TRISENOX, for relapsed or refractory APL that has received marketing approval to date. TRISENOX for other indications, XYOTAX, pixantrone and CT-2106, are currently in clinical trials and may not be successful. Our STELLAR phase III clinical trials for XYOTAX for the treatment of non-small cell lung cancer failing to meet their primary endpoints may delay, limit or preclude regulatory approval and commercialization of XYOTAX. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. In addition, while our STELLAR phase III trials for XYOTAX failed to meet their primary endpoints, it extended survival with similar or less severe side effects compared with historically available information for paclitaxel in a phase II trial in eldery and/or PS2 non-small cell lung cancer patients. Many of our drug candidates are still in research and pre-clinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. Our product candidates will be successful only if:

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

We expect to need to raise additional funds in the future, and they may not be available on acceptable terms, or at all.

We expect that our existing capital resources, in consideration of cost savings initiated during the first quarter of 2005 and the potential for equity or debt financing and/or the divestiture of TRISENOX, will enable us to maintain our operations through 2005; however, to fully fund ongoing and planned activities we will need to raise additional funds. From time to time we may receive certain grants and subsidized loans from the Italian government and Europe through our Italian subsidiary. However, to date such grants have not been significant, and we may not receive such funding in the future because the grants and subsidiaries are awarded at the discretion of relevant authorities.

If our plans or assumptions change or are inaccurate, it will affect the amount of additional funds we will need to raise to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of research and development programs. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, shareholders may experience dilution of their proportionate ownership of us.

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

We have licensed intellectual property, including patent applications from The Memorial Sloan-Kettering Cancer Center, Samuel Waxman Cancer Research Foundation, The University of Vermont, Hoffman La Roche and others, including the intellectual property relating to TRISENOX or pixantrone. We have also in-licensed the intellectual property relating to our drug delivery technology that uses polymers that are linked to drugs, known as polymer-drug conjugates, including XYOTAX and CT-2106. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreements, we may lose our right to market and sell any products based on the licensed technology.

We are subject to extensive government regulation, including the requirement of approval before our products may be marketed, and regulation regarding the promotion of TRISENOX.

TRISENOX is our only approved product for sale in the United States, Europe and Japan to treat patients with a type of blood cancer called APL who have relapsed or failed standard therapies. Before TRISENOX can be marketed for other indications, additional regulatory approval must be obtained. Our other products are in development and will have to be approved by the appropriate regulatory agency, including the FDA or EMEA, before they can be marketed in the United States or in Europe, respectively. Obtaining FDA or other regulatory approval requires substantial time, effort and financial resources, and we may not obtain approval on a timely basis, if at all. If our developmental products are not approved by the regulatory agency in a timely fashion, or at all, or withdraw the approval or otherwise restrict the marketing of our only approved product, TRISENOX, our business and financial condition may be adversely affected.

In addition, we and our currently marketed product and our product candidates are subject to comprehensive regulation by the FDA, EMEA and the JMH. Regulation by regulatory agencies begins before approval for marketing is granted and continues during the life of each product. For example, TRISENOX was approved for its current indication by the FDA following fast track review process and by the EMEA “under exceptional circumstances,” and we committed to completing several post-approval requirements to both the FDA and the EMEA, including the conduct of additional clinical studies. If we fail to fulfill these obligations, the FDA or EMEA may withdraw approval of TRISENOX. In addition, the FDA and other regulatory authorities regulate, for example, research and development, including pre-clinical and clinical testing, safety, effectiveness, manufacturing, labeling, advertising, promotion, export and marketing of our products. Manufacturing processes must conform to current Good Manufacturing Practice, or cGMPs. The FDA and other regulatory authorities periodically inspect manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort to maintain compliance.

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

We may not be able to continue to purchase the materials necessary to produce XYOTAX, including paclitaxel, in adequate volume and quality. Paclitaxel is derived from certain varieties of yew trees. Supply of paclitaxel is controlled by a limited number of companies. We purchase the majority of the paclitaxel we need from a single vendor and based on the original terms of the purchase agreement, this vendor is behind in its delivery schedule of paclitaxel to us. As a result, we may need to obtain paclitaxel from another vendor, which we may not be able to obtain on a timely basis or under acceptable terms. We also purchase the raw material polyglutamic acid from a single source on a purchase order basis. Should the polyglutamic acid purchased from our sources prove to be insufficient in quantity or quality, should a supplier fail to deliver in a timely fashion or at all, or should these relationships terminate, we may not be able to obtain a sufficient supply from alternate sources on acceptable terms, or at all.

Our dependence on third-party manufacturers means that we do not always have sufficient control over the manufacture of our products.

We do not currently have internal analytical laboratory or manufacturing facilities to allow the testing or production of drug products in compliance with cGMPs. In addition, TRISENOX, our first commercial product, is currently manufactured primarily by two vendors. In 2002, we began the process of qualifying an additional supplier for our finished product manufacturing for TRISENOX. This additional supplier received FDA approval to manufacture TRISENOX in June 2003. Because we do not directly control our suppliers, these vendors may not be able to provide us with finished product when we need it. Plans are in place to develop additional manufacturing resources, such as entering into collaborative arrangements with other parties that have established manufacturing capabilities or electing to have other additional third-parties manufacture our products on a contract basis.

We will be dependent upon these third-parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. One of our current manufacturers for TRISENOX was inspected by the FDA and follow up corrective action by the manufacturer to address deficiencies noted during the inspection is ongoing. As a result of any cGMP compliance inspection, the FDA, EMEA or other regulatory agency could, among other things, shut down the operations of the manufacturer or disallow a manufacturer to ship product it currently holds. Either outcome could materially affect our operations. Another one of our products under development, XYOTAX, has a complex manufacturing process, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredient and finished product for pixantrone are both manufactured by a single vendor.

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

As a result of our merger with Novuspharma, a portion of our business is based in Italy. We are subject to duties and risks arising from doing business in Italy, such as:

•	Italian employment law, including collective bargaining agreements negotiated at the national level and over which we have no control;

•	European data protection regulations, under which we will be unable to send private personal data, including many employment records and some clinical trial data, from our Italian offices to our U.S. offices until our U.S. offices self-certify their adherence to the safe harbor framework established by the U. S. Department of Commerce in consultation with the European Commission;

•	tariffs, customs, duties and other trade barriers; and

•	capital controls, terrorism and other political risks.

We are also subject to the following operational challenges, among others, as a result of our merger with Novuspharma and having a portion of our business and operations based in Italy:

•	effectively pursuing the clinical development and regulatory approvals of all product candidates while effectively marketing our approved product (TRISENOX);

•	successfully commercializing products under development and increasing revenues from TRISENOX;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	coalescing the Italian business culture with our own and maintaining employee morale; and

•	maintaining appropriate uniform standards, controls, procedures and policies relating to financial reporting and employment related matters, and the conduct of development activities and commercialization of TRISENOX that comply with both U.S. and Italian laws and regulations.

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

Even if we succeed in bringing any of our proposed products to the market, they may not be considered cost-effective and third-party reimbursement might not be available or sufficient. If adequate third-party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing. The Medicare Prescription Drug Improvement, and Modernization Act, or MMA, enacted December 2003, will affect reimbursement and purchases of prescription drugs, including cancer drugs. Implementation of the MMA and yet to be issued regulation could have an adverse impact on sales of prescription drugs. While we cannot predict whether any other legislative or regulatory proposals will be adopted, the adoption of other proposals could make it difficult or impossible to sell our products. TRISENOX has been reimbursed by third-party payors, but there is no guarantee this reimbursement will continue.

We face direct and intense competition from our competitors in the biotechnology and pharmaceutical industries, and we may not compete successfully against them.

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our markets. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•

If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products (including, among others, Bristol-Myers Squibb Co., which markets paclitaxel; Aventis, which markets docetaxel; Genentech and OSI Pharmaceuticals, which market Tarceva™; Genentech, which markets Avastin™, Lilly, which markets Alimta®, and American Pharmaceutical Partners, which recently received approval and began marketing Abraxane.

In addition, several companies, NeoPharm Inc. and Sonus Pharmaceuticals, are also developing novel taxanes and formulations which could compete with our products.

In the hematology market, we hope to receive approval to market TRISENOX in more indications other than relapsed or refractory APL. We will face competition from a number of biopharmaceutical companies, including:

•	Celgene Corporation, which currently sells thalidomide for the treatment of multiple myeloma, a cancer of the bone marrow. Celgene is also developing Revlimid in MDS, for which it submitted an NDA to FDA in April 2005, and in multiple myeloma, for which it recently reported successful interim results of a phase III trial;

•	Millennium Pharmaceuticals, Inc., which launched Velcade® in 2003 for treatment of multiple myeloma;

•	Pharmion Corporation, which has signed an agreement with Celgene to expand internationally the marketing of thalidomide and received approval for Vidaza™ for treatment of MDS, also known as ‘smoldering’ leukemia or preleukemia, which are a group of diseases in which the bone marrow does not function normally and insufficient numbers of mature blood cells are in circulation; and

•	MGI Pharma, which is developing decitabine in MDS, which has been accepted for review by FDA and the EMEA.

•	Because pixantrone is intended to provide less toxic treatment to patients who have failed standard chemotherapy treatment, if pixantrone is brought to market, it is not expected to compete directly with many existing chemotherapies. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed.

Many of our competitors, either alone or together with their collaborators and in particular, the multinational pharmaceutical companies, have substantially greater financial resources and development and marketing teams than us. In addition, many of our competitors, either alone or together with their collaborators, have significantly greater experience than we do in developing, manufacturing and marketing products. As a result, these companies’ products might come to market sooner or might prove to be more effective, less expensive, have fewer side effects or to be easier to administer than ours. In any such case, sales of our products or eventual products would likely suffer and we might never recoup the significant investments we are making to develop these product candidates.

If we lose our key personnel or we are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products.

We are highly dependent on James A. Bianco, M.D., our president and chief executive officer, Jack W. Singer, M.D., our chief medical officer, and Silvano Spinelli, our executive vice president of development and managing director of European operations. The loss of any one of these principal members of our scientific or management staff, or failure to attract or retain other key scientific employees, could prevent us from pursuing collaborations or developing and commercializing our products and core technologies. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors will be employed by other employers or are self-employed, and will have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

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

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to international, federal, state, and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended March 31, 2005, our stock price ranged from a low of $3.49 to a high of $10.85. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our common stock include:

•	announcements by us or others of results of pre-clinical testing and clinical trials, for example the release of the top-line data associated with our STELLAR phase III XYOTAX trials;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	our success in integrating the business and operations of Novuspharma;

•	acquisitions;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	changes in health care policies and practices;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. For example, beginning in March 2005, several class action lawsuits were instituted against CTI, James Bianco and Max Link. As a result of these lawsuits, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business in order to respond to the litigation.

Anti-takeover provisions in our charter documents, our shareholder rights plan, and under Washington law could make removal of incumbent management or an acquisition of us, which may be beneficial to our shareholders, more difficult.

Provisions of our articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control. These provisions include:

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at March 31, 2005 and December 31, 2004 was $35.6 million and $10.8 million, respectively. A one percent change in interest rates would not significantly impact the fair value of our securities available-for-sale as of March 31, 2005 and December 31, 2004, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit. As of March 31, 2005 and December 31, 2004, the fair value of the interest rate swap was a liability of approximately $0.2 million and $0.4 million, respectively.

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

We have foreign exchange risk related to foreign-denominated cash and cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at March 31, 2005 of $19.4 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $1.0 million, $1.9 million and $3.9 million.

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

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against CTI in the federal district court for the Western District in the State of Washington, asserting that CTI (Europe), formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule. The claims allege that CTI (Europe) failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, CTI answered the complaint, denying the substance of the allegations, and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information which includes preclinical tests which were determined to be invalid. Management believes that Micromet’s complaint is without merit and intends to vigorously defend against the Micromet action, as well as to seek recovery based upon its counterclaims. Management believes the ultimate outcome will not have a material adverse impact on the Company’s financial condition or results of operations. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, Jim Bianco and Max Link, and are pending in both the United States District Court for the Western District of Washington and the United States District Court for the Eastern District of New York. The securities lawsuits assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from June 7, 2004 to March 4, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading, in connection with the results of the Company’s STELLAR III clinical trials for its drug XYOTAX. Management believes that the allegations in the foregoing actions are without merit and intend to defend the actions vigorously.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC. (Registrant)

Dated: May 9, 2005	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: May 9, 2005	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)