Form 10-Q
period 2005-06-30
CELL THERAPEUTICS INC
filed 2005-08-09
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2005
Common Stock, no par value	65,475,197

CELL THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Cell Therapeutics, Inc. as of June 30, 2005, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    GRANT THORNTON LLP

Seattle, Washington

August 5, 2005

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,240	$105,033
Securities available-for-sale	11,990	10,840
Interest receivable	125	147
Accounts receivable	48	59
Prepaid expenses and other current assets	8,358	10,011
Assets held for sale	1,919	1,842

Total current assets	48,680	127,932
Property and equipment, net	18,205	22,360
Goodwill	17,064	17,064
Other intangibles, net	3,265	4,175
Other assets	12,599	13,465

Total assets	$99,813	$184,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,597	$7,092
Accrued expenses	15,734	23,681
Current portion of deferred revenue	384	408
Current portion of long-term obligations	1,024	1,382
Royalty obligation	28,258	—
Liabilities held for sale	1,817	1,556

Total current liabilities	51,814	34,119
Deferred revenue, less current portion	1,121	1,310
Other long-term obligations, less current portion	4,320	5,053
Royalty obligation	—	25,123
Convertible senior subordinated notes	160,459	160,459
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000 Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000 Issued and outstanding shares - 65,463,123 and 63,862,658 at June 30, 2005 and December 31, 2004, respectively	656,176	652,773
Deferred stock-based compensation	(4,280)	(2,736)
Accumulated other comprehensive income (loss)	(1,346)	2,039
Accumulated deficit	(798,091)	(722,784)

Total shareholders’ deficit	(147,541)	(70,708)

Total liabilities and shareholders’ deficit	$99,813	$184,996

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$7,372	$7,942	$13,409	$11,800
License and contract revenue	96	358	199	995

Total revenues	7,468	8,300	13,608	12,795

Operating expenses:
Cost of product sold	212	276	458	428
Research and development	20,179	23,773	42,242	52,680
Selling, general and administrative	17,649	19,802	36,975	39,868
Acquired in-process research and development	—	(404)	—	88,120
Amortization of purchased intangibles	242	569	495	1,147
Restructuring charges and related asset impairments	1,972	—	1,972	—

Total operating expenses	40,254	44,016	82,142	182,243

Loss from operations	(32,786)	(35,716)	(68,534)	(169,448)
Other income (expense):
Investment and other income	432	364	912	880
Interest expense	(3,994)	(2,704)	(7,887)	(5,428)
Foreign exchange gain	173	599	202	144

Other expense, net	(3,389)	(1,741)	(6,773)	(4,404)

Net loss	$(36,175)	$(37,457)	$(75,307)	$(173,852)

Basic and diluted net loss per share	$(0.57)	$(0.75)	$(1.19)	$(3.50)

Shares used in calculation of basic and diluted net loss per share	63,336	49,651	63,320	49,604

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(75,307)	$(173,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,817	5,013
Acquired in-process research and development	—	88,120
Noncash interest expense	3,026	484
Amortization of investment premium	239	887
Equity-based compensation expense	1,645	3,365
Loss on disposition of property and equipment	54	65
Asset impairments	2,242	—
Noncash rent expense	90	208
Gain on sale of investment securities	14	7
Changes in operating assets and liabilities:
Interest receivable	22	966
Accounts receivable, net	(71)	891
Inventory	(37)	(199)
Prepaid expenses and other current assets	(387)	(588)
Other assets	(435)	1,529
Accounts payable	(2,261)	(2,394)
Accrued expenses	(7,093)	(4,945)
Deferred revenue	(181)	(418)
Long-term obligations	592	213

Total adjustments	2,276	93,204

Net cash used in operating activities	(73,031)	(80,648)

Investing activities
Purchases of securities available-for-sale	(26,139)	(78)
Proceeds from sales of securities available-for-sale	15,815	43,426
Proceeds from maturities of securities available-for-sale	8,926	33,735
Purchases of property and equipment	(1,944)	(1,997)
Additional consideration related to the PolaRx acquisition	—	(4,956)
Net cash acquired in Novuspharma merger	—	89,400

Net cash provided by (used in) investing activities	(3,342)	159,530

Financing activities
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	215	1,010
Repayment of long-term obligations	(742)	(1,118)

Net cash used in financing activities	(527)	(108)

Effect of exchange rate changes on cash and cash equivalents	(1,893)	(2,963)

Net increase (decrease) in cash and cash equivalents	(78,793)	75,811
Cash and cash equivalents at beginning of period	105,033	8,438

Cash and cash equivalents at end of period	$26,240	$84,249

Supplemental disclosure of cash and noncash flow information
Cash paid during the period for interest	$4,863	$4,924

Common stock issued for acquisition of Novuspharma	$—	$189,760

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics, an area with significant market opportunity that we believe is not adequately served by existing therapies. Our operations are primarily conducted in the United States and Italy. Our Italian operations commenced on January 1, 2004, the effective date of our merger with Novuspharma S.p.A., or Novuspharma, an Italian biopharmaceutical company focused on cancer therapeutics.

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2004 included in our Form 10-K.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

On July 18, 2005, we completed the sale of our TRISENOX® (arsenic trioxide) product and certain proteasome assets to Cephalon, Inc., or Cephalon. Certain assets and liabilities assumed by Cephalon in the transaction have been reclassified to assets and liabilities held for sale in accordance with Statement of Financial Accounting Standards, or SFAS, 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are generally recorded upon shipment net of an allowance for returns and discounts. Customers may return damaged or expired inventory up to one year after the expiration date. In estimating returns, we analyze historical returns and sales patterns. To arrive at the accrual for product returns, we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. If customers have product acceptance rights or return rights, and we are unable to reasonably estimate returns related to that customer or market, we defer revenue recognition until such rights have expired. Allowances for returns, discounts and bad debts, which are netted against accounts receivable, totaled approximately $1.6 million and $1.4 million at June 30, 2005 and December 31, 2004, respectively. The majority of our accounts receivable balance was reclassified to assets held for sale in connection with the completion of the sale of TRISENOX to Cephalon.

During the six months ended June 30, 2005, we recorded a $0.2 million adjustment to decrease our sales reserve to reflect a lower than expected estimated weighted average return rate for our remaining open production batches and a lower than expected actual return rate on our most recently closed production batches.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average method. Finished goods inventory consists of our marketed pharmaceutical drug, TRISENOX. If the cost of the inventory exceeds the expected market value, provisions are recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable is recorded. Our inventory balances of $1.0 million and $0.9 million as of June 30, 2005 and December 31, 2004, respectively, have been reclassified to assets held for sale in connection with the completion of the sale of TRISENOX to Cephalon.

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. Generally, in instances where we enter into agreements with third parties for research, clinical trial, and related manufacturing costs, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed unless there is an alternative future use of the funds in other research and development projects. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Acquired in-process research and development

Costs to acquire in-process research and development, or IPRD, projects and technologies which had no alternative future use and which had not reached technological feasibility as of January 1, 2004, the date of our merger with Novuspharma, were expensed as incurred.

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Value Added Tax Receivable

Our European subsidiaries are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $8.4 million and $8.8 million as of June 30, 2005 and December 31, 2004, respectively, of which $7.8 million and $8.1 million is included in other assets and $0.6 million and $0.7 million is included in prepaid expenses and other current assets, respectively. This receivable balance primarily relates to our Italian operations and typically has a three year collection period. We will review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Royalty Obligation

Our royalty obligation with PharmaBio Development, Inc., or PharmaBio, was recorded as debt as we had significant continuing involvement in the generation of cash flows due to PharmaBio. Royalty payments made to PharmaBio reduced the debt obligation. The obligation was accreted using the effective interest method and an imputed interest rate that was based on our estimates of total royalty and interest payments due under the arrangement. The amount of royalty and interest payments varied depending on whether we reached certain TRISENOX targets and certain other factors as described in the agreement. We reassessed the imputed interest rate as circumstances changed. We have reclassified amounts related to the royalty obligation to current liabilities as of June 30, 2005 in connection with the sale of the TRISENOX assets. We extinguished the royalty obligation in July 2005 (see Note 10, Subsequent Events).

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested restricted stock awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible subordinated debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. As of June 30, 2005 and 2004, options, warrants, unvested restricted share awards and rights and convertible debt aggregating 24,110,916 and 22,684,392, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

Derivative Financial Instruments

We account for derivative financial instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at June 30, 2005 and December 31, 2004. We do not enter into forward agreements for trading purposes.

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

Liquidity

Cash and cash equivalents, securities available for sale and interest receivable are approximately $38.4 million as of June 30, 2005. We believe these funds, combined with proceeds received from the July 18, 2005 divestiture of TRISENOX (see Note 10, Subsequent Events) and in combination with the cost cutting measures we have and are continuing to implement, are sufficient to meet our cash flow obligations through 2005 including the extinguishment of our royalty obligation to PharmaBio. Accordingly, the financial statements have been prepared on the basis of going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS, 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107 which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS 123R as no later than the first fiscal year beginning after June 15, 2005, which will be effective for us January 1, 2006. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board, or APB, Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward the guidance in APB 20 regarding reporting a correction of an error and a change in accounting estimate. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the provisions of this statement to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and on our interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $38.5 million and $37.9 million for the three month periods ended June 30, 2005 and 2004, respectively. Total comprehensive loss was $78.7 million and $176.9 million for the six month periods ended June 30, 2005 and 2004, respectively.

Information regarding the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	June 30, 2005	December 31, 2004
Foreign currency translation adjustment	$(1,052)	$2,511
Net unrealized loss on interest rate swap	(264)	(436)
Net unrealized loss on securities available-for-sale	(30)	(36)

	$(1,346)	$2,039

3.	Stock-Based Compensation

In accordance with SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, compensation cost for employee stock options is measured as the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. Any deferred compensation is recognized on a graded vesting method. Under our plan, stock options are generally granted at fair market value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(36,175)	$(37,457)	$(75,307)	$(173,852)
Add: Stock-based employee compensation included in reported net loss	901	1,188	1,692	3,361
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,099)	(2,398)	(4,128)	(5,380)

As adjusted	$(37,373)	$(38,667)	$(77,743)	$(175,871)

Basic and diluted net loss per share:
As reported	$(0.57)	$(0.75)	$(1.19)	$(3.50)
As adjusted	$(0.59)	$(0.78)	$(1.23)	$(3.55)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following other assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average risk-free interest rates	3.8%	3.8%	3.9%	3.3%
Average expected life (in years)	4.1	4.5	4.1	4.5
Volatility	0.97	0.98	0.97	0.98

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for

Acquiring, or in Conjunction with Selling, Goods or Services, at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

4.	Royalty Obligation

In December 2004, we entered into a royalty interest financing arrangement, or Arrangement, with PharmaBio for $25.0 million in financing and up to $5.0 million in services to be provided by PharmaBio and its affiliates and paid by PharmaBio. Interest expense on the financing is calculated using the effective interest method which resulted in an imputed interest rate of approximately 20% and 18% as of June 30, 2005 and December 31, 2004, respectively.

Additionally, we pledged to PharmaBio 100% and 65% of the capital stock of PolaRx Biopharmaceuticals, Inc., a Delaware corporation, or PolaRx, and Cell Therapeutics (UK) Limited, a United Kingdom corporation, or CTUK, respectively, both wholly owned subsidiaries of Cell Therapeutics, Inc. We also granted PharmaBio a security interest in the assets related to TRISENOX, including the intellectual property, as well as accounts receivable, inventory and marketing materials. Accordingly, we agreed to retain the primary responsibility for regulatory compliance, marketing and promotion of TRISENOX in the United States and the European Union. These obligations terminated upon the sale of TRISENOX to Cephalon, effective July 18, 2005. PharmaBio’s obligation to provide to us the remainder of the $5.0 million in services survived the termination of our obligations.

We had $28.3 million and $25.1 million in royalty obligations outstanding as of June 30, 2005 and December 31, 2004, respectively, which we classified in June as a current liability because the PharmaBio agreement was terminated and the royalty obligation became due on completion of the divestiture of TRISENOX to Cephalon in July 2005 (see Note 10, Subsequent Events).

5.	Restructuring Charges and Related Asset Impairments

In June 2005, we announced a plan to reduce our workforce as part of our cost savings initiative in an effort to reduce and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. For the three and six months ended June 30, 2005, restructuring and related asset impairment charges totaled approximately $2.0 million.

Employee Separation Costs

As of June 30, 2005, a total of 63 employees have been terminated or received notice of termination as a result of our restructuring activities. Employee separation costs associated with the layoffs consist primarily of one-time termination benefits, principally severance payments, recognized in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities. For the three and six months ended June 30, 2005, we recorded approximately $1.5 million in employee termination benefits related to terminated employees. As of June 30, 2005, no amounts had been paid. We expect to incur additional employee termination benefit expenses of approximately $0.1 million in the second half of 2005.

Asset Impairments

Asset impairments recorded pursuant to SFAS 144 relate to long-lived assets impaired as a direct result of our restructuring plan. Impaired assets primarily include laboratory equipment and computers which are unlikely to be utilized upon completion of the employee terminations and accordingly, have been written down to estimated fair market value primarily based on quoted market prices obtained from external sources. For the three and six months ended June 30, 2005, we recorded a loss of approximately $0.5 million related to asset impairments.

6.	Assets and Liabilities Held for Sale

In May 2005, our Board of Directors approved the sale of TRISENOX, and in June 2005, we announced that we executed an Acquisition Agreement pursuant to which we agreed to sell TRISENOX and all assets related thereto to Cephalon. In connection with the sale of TRISENOX and certain proteasome assets to Cephalon effective July 18, 2005 (see Note 10, Subsequent Events), we reclassified assets and liabilities associated with TRISENOX and proteasome compounds to assets and liabilities held for sale. The following table summarizes the carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of June 30, 2005 (in thousands):

	June 30, 2005	December 31, 2004
Assets held for sale:
Accounts receivable, net	$898	$820
Inventory	957	920
Prepaids	64	102

Total	$1,919	$1,842

Liabilities held for sale:
Accounts payable	$1	$217
Accrued liabilities	1,783	1,339
Deferred revenue	33	—

Total	$1,817	$1,556

We analyzed the sales transaction in accordance with SFAS 144 and determined that the TRISENOX and proteasome compound asset groups did meet the criteria as held for sale as of June 30, 2005 but are not considered a component of an entity. Accordingly, results of operations related to the asset groups are reported in continuing operations.

As TRISENOX and proteasome assets were not considered a business in accordance with EITF Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, we did not allocate a portion of our goodwill to these assets.

7.	Italian Employee Benefit Plan

In connection with our merger with Novuspharma on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon separation from the Company. Related costs are accrued over the employees’ service periods based on compensation and years of service. In accordance with EITF Issue 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, we have elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. The vested benefit obligation was approximately $1.5 million and $1.7 million at June 30, 2005 and December 31, 2004, respectively, and was included in other long-term obligations.

8.	Prepaid Supply Agreement

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel which was to be delivered by NPI over several years. This material was intended to be used primarily for research and development activities. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. We also entered into a security agreement with NPI to collateralize our prepayment with the value of the NPI-owned yew trees from which paclitaxel is derived. Based on the original terms of the agreement, NPI fell behind on its delivery of paclitaxel, and in October 2004, we received a revised delivery schedule from NPI that detailed new delivery dates through August 2005 for the remaining paclitaxel. In 2004, we terminated our interest in the yew trees, so that NPI could sell the raw materials and deposit the funds in escrow in an amount equal to the value of the undelivered paclitaxel, to be reduced as the deliveries are received. As of June 30, 2005 and December 31, 2004, our prepaid asset related to the undelivered paclitaxel was approximately $0.8 million and $2.1 million, respectively, all of which was classified as current. As of June 30, 2005 and December 31, 2004, we also had paclitaxel supply of $2.4 million and $2.5 million, respectively, which has been capitalized and is included in prepaid expenses and other current assets. These costs have been capitalized since there is a ready market for this active pharmaceutical ingredient. The paclitaxel supply was adjusted during the second quarter of 2005 to reflect a $1.7 million write-down to its estimated re-sale value based on current prices obtained from an external vendor.

9.	Legal Proceedings

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

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, James Bianco and Max Link, and are pending in the United States District Court for the Western District of Washington. The securities lawsuits assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from June 7, 2004 to March 4, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading, in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Management believes that the allegations in the foregoing actions are without merit and intends to defend the actions vigorously.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. CTI filed a motion to remove the lawsuit to the United States District Court for the Western District of Washington. However, the ultimate outcome of this matter is uncertain.

The United States Attorney’s Office, or USAO, for the Western District of Washington is conducting an investigation into certain of CTI’s business practices relating to TRISENOX. USAO’s investigation relates to CTI’s promotional practices relating to TRISENOX; its reporting of revenue relating to TRISENOX sales; and statements made by CTI representatives, and its expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug is used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. CTI is fully cooperating with USAO and has not received a subpoena relating to the matter. Management cannot predict whether USAO will bring formal enforcement proceedings (and USAO has not indicated that it will), nor can management provide an estimate of possible loss or range of loss resulting from any such action by USAO be made at this time. However, an adverse outcome could have a material adverse effect on our financial position, liquidity, and results of operations.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

10.	Subsequent Events

Sale of TRISENOX and Certain Proteasome Assets

On July 18, 2005, we received net proceeds of $68.5 million upon the closing of the acquisition agreement with Cephalon in exchange for TRISENOX and certain proteasome assets, including the capital stock of two wholly-owned subsidiaries of the Corporation, CTUK and PolaRx, and the assumption by Cephalon of certain related liabilities. The initial payment remains subject to a post-closing working capital adjustment. In addition, we may receive up to an additional $100 million in payments upon achievement by Cephalon of specified sales and development milestones. However, achievement of such milestones is uncertain. We expect to record an estimated $68.8 million gain on the sale of the TRISENOX assets in the third quarter, subject to any purchase price adjustments.

Pursuant to the terms of the acquisition agreement, we will be paid by Cephalon to provide transitional services to Cephalon related to the TRISENOX assets and proteasome compounds for a period of six months post-closing, with a possible three month extension. The acquisition agreement also includes customary representations and warranties, covenants, indemnification and termination provisions.

All of our product revenue to date was earned in connection with the sale of TRISENOX. Subsequent to the transaction date, there will be no revenue producing or cost generating activities related to TRISENOX except for revenue provided under a transitional service agreement with Cephalon.

Extinguishment of PharmaBio Royalty Obligation

As a result of the divestiture of TRISENOX, we are required to repay our royalty obligation to PharmaBio. Originally, the agreement stipulated that upon a divestiture of TRISENOX, a $40 million termination payment would be held in escrow until December 31, 2005. In July 2005, the agreement was amended to allow for the immediate repayment of the $40 million termination payment reduced by the interest we would have earned had the funds been placed in escrow. The aggregate termination payment of $39.4 million was made on July 18, 2005. Accordingly, a $6.7 million loss on the extinguishment of this royalty obligation will be recognized in the third quarter determined as follows (in thousands):

Termination payment to PharmaBio	$(39,388)
Extinguishment of royalty obligation	28,258
Prepaid service commitment	4,415

Loss on extinguishment of royalty obligation	$(6,715)

Under the agreement, we are entitled to receive $5.0 million in services from PharmaBio and its affiliates which may be used to December 31, 2010. As of June 30, 2005, we had $4.4 remaining under this service commitment which we will record as a prepaid asset upon the divestiture.

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

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary cancer drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of June 30, 2005, we had incurred aggregate net losses of approximately $798.1 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

On January 1, 2004, we completed our merger with Novuspharma S.p.A., a public biopharmaceutical company located in Italy, currently CTI Europe S.r.l., or CTI (Europe). This provided us with worldwide rights to pixantrone, approximately $92.5 million of cash and cash equivalents upon closing of the acquisition, and a drug discovery organization and staff with an extensive track record in cancer drug development. The merger and addition of pixantrone to our pipeline are consistent with our strategy of growth by strategic acquisition and our goal to develop improved cancer therapies.

On July 18, 2005, we completed the sale of TRISENOX® (arsenic trioxide), an anti-cancer compound, and certain proteasome assets to Cephalon Inc., or Cephalon, for aggregate consideration of approximately $68.5 million which remains subject to a final closing working capital adjustment. In addition, we may receive in the future up to an additional $100 million if Cephalon is successful in achieving certain sales and regulatory milestones, although achievement of such milestones is uncertain. As TRISENOX was our only commercial product, we will no longer have revenues from product sales subsequent to the divestiture.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P., or PG-TXL, and scientists at The University of Texas M. D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to paclitaxel poliglumex and to all potential uses of PG-TXL’s polymer technology. Paclitaxel poliglumex is paclitaxel linked to polyglutamate, and is branded as XYOTAX™. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. As of June 30, 2005, we have made $5.0 million in milestone payments upon the attainment of significant achievements and are obligated to make additional future milestone payments of up to $15.5 million. We are also obligated to make royalty payments on net product sales as defined in the agreement.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai made a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period of approximately seven years on a straight-line basis. Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002 resulting from the filing of the first investigational new drug application, or IND, in Japan. We may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54.0 million in development expenditures over the course of the licensing agreement. As of June 30, 2005, we have received approximately $3.8 million in development expenditure reimbursements from Chugai.

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

In November 2003, we completed enrollment in our XYOTAX phase III pivotal trial, known as STELLAR 3, for the potential use in combination with platinum as front-line treatment of PS2 patients with NSCLC. In May 2004, we completed enrollment in our second pivotal phase III trial of XYOTAX, known as STELLAR 4, for the potential use as front-line single agent treatment of PS2 patients with NSCLC. In July 2004, we completed enrollment in our third pivotal phase III trial of XYOTAX, known as STELLAR 2, for the potential use as second-line single agent treatment of patients with NSCLC.

In March 2005, we announced that while the STELLAR 3 study missed its primary endpoint of superior overall survival, it had equivalent efficacy to paclitaxel in combination with carboplatin. XYOTAX had a reduction in certain side effects, including hair loss, muscle and joint pain, and cardiac symptoms. Complete research findings from this trial were presented at the American Society of Clinical Oncology, or ASCO, meeting in May 2005 and at the 11th World Conference on Lung Cancer in July 2005.

In May 2005, we announced that the STELLAR 2 and 4 clinical trials demonstrated comparable survival with significant reductions in certain serious side effects compared to the comparator arms, although both studies missed their primary endpoints of superior overall survival. We believe XYOTAX addresses an important medical need – an effective, better tolerated taxane with easier administration, and we will continue our ongoing dialogue with the FDA and regulatory authorities for the European Medicinal Evaluation Agency, or EMEA, regarding submission of an NDA in the U.S. and Marketing Authorization Application, or MAA, in the EU for XYOTAX based on the STELLAR trial results. If the FDA and EMEA agrees to a filing strategy using the current STELLAR trial results, we would target for submission of an NDA for XYOTAX in the first half of 2006, and depending on the duration of the review cycle, a U.S. XYOTAX approval targeted in 2007 with launch shortly thereafter. Approval in the EU would be targeted approximately 10 months following the submission of an MAA. If the FDA and EMEA does not agree to an acceptable filing strategy with the existing clinical trial results, then our regulatory filing would be delayed. Preliminary response from the FDA suggests that we may not be able to reach agreement on a filing strategy, in which case our regulatory filing and approval, if any, would be delayed. We will continue to explore whether such an agreement can be reached.

TRISENOX

In January 2000, we acquired the rights to TRISENOX from PolaRx Biopharmaceuticals, Inc., or PolaRx, and subsequently submitted and received approval to market from the FDA and EMEA. In connection with the TRISENOX divestiture, Cephalon assumed any liabilities for future milestone payments to PolaRx.

In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX injection in Japan, South Korea and Taiwan. In October 2004, Nippon received approval from the Japanese Ministry of Health, or JMH, to market TRISENOX for patients with relapsed or refractory acute promyelocytic leukemia, or APL, in Japan. In December 2004, Nippon launched TRISENOX for the treatment of relapsed/refractory APL in Japan. Cephalon assumed the agreement with Nippon in connection with the TRISENOX divestiture.

In December 2004, we entered into a royalty interest financing arrangement with PharmaBio Development, Inc., or PharmaBio, for $25.0 million in financing and $5.0 million in services to be provided by PharmaBio and its affiliates and paid by PharmaBio.

On July 18, 2005, we completed the sale of TRISENOX and certain proteasome assets to Cephalon. In connection with the divestiture, we made a payment to PharmaBio of $39.4 million from the proceeds received from the transaction, terminating our obligations under the financing agreement with PharmaBio. PharmaBio’s obligation to provide to us the remainder of the $5.0 million in services survived the termination of our obligations.

PIXANTRONE

We acquired pixantrone, a novel compound, for the potential treatment of non-Hodgkin’s lymphoma, or NHL, through our merger with Novuspharma S.p.A. in January 2004. We have several clinical trials ongoing, including a pivotal phase III trial for the treatment of patients with relapsed aggressive NHL. In July 2004, we announced that the FDA granted fast track designation for pixantrone for the potential treatment of relapsed aggressive NHL on the basis that relapsed aggressive NHL in third-line or subsequent recurrence is a life threatening disease and responses have been noted in phase II trials with patients with relapsed, aggressive NHL. Based on the complexity of the phase III pixantrone protocol design and the limited patient population, we are targeting an interim analysis from the ongoing phase III study in 2006, and if successful, we would submit an NDA for accelerated approval. We do not expect to receive significant cash inflows from pixantrone for at least the next several years.

OTHER COMPOUNDS

We are developing a novel polyglutamate-camptothecin molecule, CT-2106. We filed an IND in December 2001 for this compound and initiated a phase I clinical study in the first quarter of 2002. In April 2004, we initiated a phase I/II clinical trial of CT-2106 in combination with infusional 5-fluorouracil/folinic acid, or 5-FU/FA, in patients with metastatic colorectal cancer who have failed front-line therapy with oxaliplatinum. Additionally, we initiated a phase II clinical trial of CT-2106 in ovarian cancer at the end of 2004.

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

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are generally recorded upon shipment net of an allowance for estimated returns and discounts. Customers may return damaged or expired inventory up to one year after the expiration date. In estimating returns, we analyze historical returns and sales patterns. To arrive at the accrual for product returns, we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. Allowances for returns, discounts and bad debts are netted against accounts receivable. If customers have product acceptance rights or product return rights, and we are unable to reasonably estimate returns related to that customer or market, we defer revenue recognition until such rights have expired. Revenues from product sales are currently the result of sales of TRISENOX, which was our only commercial drug, and as such, subsequent to the divestiture, no product sales revenues are expected until another commercial product is approved.

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

We evaluate multiple element arrangements pursuant to Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104, or SAB 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangement.

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

Research and Development Expenses

Research and development expenses include salaries and benefits, clinical trial and clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. Generally, in instances where we enter into agreements with third parties for research, clinical trial, and related manufacturing costs, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed unless there is an alternative future use of the funds in other research and development projects. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income or loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was perfectly effective at June 30, 2005 and December 31, 2004. We do not enter into forward agreements for trading purposes.

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

Royalty Obligation

We recognized interest expense on our royalty obligation using the effective interest method. The imputed interest rate was determined based on our estimate as to total royalty and interest payments due under the arrangement which varied depending on whether we reached certain TRISENOX targets and certain other factors as described in the agreement. We reassessed the imputed interest rate as circumstances changed.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 and 2004.

Product sales. TRISENOX was, prior to its divestiture to Cephalon, our pharmaceutical grade arsenic product that has been approved by the FDA, EMEA and the JMH to treat patients with relapsed or refractory APL. We recorded net product sales of approximately $7.4 million and $7.9 million for TRISENOX for the three months ended June 30, 2005 and 2004, respectively. The decrease in net sales is due to a decrease in demand for our product in the U.S. offset by sales to Nippon of $1.1 million. Nippon launched TRISENOX in Japan for the treatment of relapsed/refractory APL in December 2004. Due to the divestiture of TRISENOX to Cephalon, there will be no TRISENOX sales subsequent to July 18, 2005.

License and contract revenue. Upon execution of the Chugai agreement, we received an initial $3.0 million payment which we recorded as deferred revenue and which is being recognized as revenue over the estimated development period of approximately seven years on a straight-line basis. In connection with the Nippon agreement, we received an initial $750,000 payment which was recorded as deferred revenue and was recognized as revenue on a straight-line basis over the performance period which ended during the fourth quarter of 2004.

For the three months ended June 30, 2005, we recognized approximately $0.1 million of license and contract revenue, relating primarily to the amortization of the initial payments from Chugai. For the three months ended June 30, 2004, we recognized approximately $0.4 million of license and contract revenue, of which $0.2 million related to cost reimbursements for development expenses received from Chugai, and $0.2 million related to the amortization of the initial payments from Chugai and Nippon.

Cost of product sold. The cost of product sold during the three months ended June 30, 2005 and 2004 was approximately $0.2 million and $0.3 million, respectively. Our gross margins have remained relatively consistent. Cost of product sold consists primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable. Due to the divestiture of TRISENOX to Cephalon, there will be no cost of product sold subsequent to July 18, 2005 until or unless we have another commercial product approved.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Compounds under development:
XYOTAX	$6,245	$9,196
TRISENOX	1,455	1,164
pixantrone	1,739	2,160
Other compounds	497	388
Operating expenses	8,486	8,346
Discovery research	1,757	2,519

Total research and development expenses	$20,179	$23,773

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $161.5 million, $28.9 million and $10.0 million, respectively. Costs for pixantrone prior to our merger with Novuspharma in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $20.2 million for the three months ended June 30, 2005, from approximately $23.8 million for the three months ended June 30, 2004. Costs for our XYOTAX program decreased primarily due to a $4.1 million decrease in our Phase III trial costs attributable to the winding down of our STELLAR trials, a $0.5 million decrease in manufacturing costs related to lower levels of drug production and testing and a $0.4 million decrease in clinical trial costs for our other XYOTAX studies offset by an increase of $1.7 million related to the write-down of our paclitaxel supply to its estimated fair value and a $0.7 million increase in costs related to the preparation of regulatory submissions for XYOTAX. TRISENOX costs increased primarily as a result of higher clinical development expenses. Pixantrone costs decreased due to lower clinical trial expenses. Discovery research costs decreased primarily as a result of decreased personnel costs. We expect continued decreases in research and development expenses in 2005 as compared to 2004 as a result of our divestiture of TRISENOX, restructuring activities and the delay in our NDA filing for XYOTAX.

Our lead drug candidates, XYOTAX and pixantrone are currently in clinical trials. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMEA, regulate many aspects of a product candidate’s life cycle, including research and development and pre-clinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Many of our drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. We reported XYOTAX STELLAR 3 clinical trial results in March 2005 and STELLAR 2 and 4 results in May 2005. If the FDA and EMEA agrees to a filing strategy using the current STELLAR trial results, we would target for submission of an NDA for XYOTAX in the first half of 2006, and depending on the duration of the review cycle, a U.S. XYOTAX approval targeted in 2007 with launch shortly thereafter. Approval in the EU would be targeted approximately 10 months following the submission of an MAA. If the FDA and EMEA does not agree to an acceptable filing strategy with the existing clinical trial results, then our regulatory filing would be delayed. Preliminary response from the FDA suggests that we may not be able to reach agreement on a filing strategy, in which case our regulatory filing and approval, if any, would be delayed. We will continue to explore whether such an agreement can be reached. Based on our current XYOTAX timeline, we would not expect to receive significant cash inflows for at least the next several years from this compound. Based on our current timeline for pixantrone, we would not expect significant cash inflows for at least the next several years.

We anticipate that we will not generate revenue from the sale of commercial drugs for at least two years, if ever. Without revenue generated from commercial sales, we anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $17.6 million for the three months ended June 30, 2005, from approximately $19.8 million for the three months ended June 30, 2004. This decrease is primarily attributable to a decrease of $1.3 million in corporate development expenses, a $0.9 million decrease in our commercialization efforts of TRISENOX, a $0.5 million decrease in financial consulting and advisory services, and lower stock-based compensation charges of $0.4 million, offset by an increase of $1.0 million in increased marketing research costs for XYOTAX in preparation for potential commercial development. Corporate development expenses include certain legal expenses, business development activities, charitable contributions, costs related to operating our aircraft, and our corporate communications programs. Our selling, general and administrative expenses will decrease significantly during the second of half of 2005, due to the divestiture of TRISENOX to Cephalon. In the event that we are able to move forward with the commercialization of XYOTAX, our sales and marketing expenses would then increase. Further, due to the variable accounting treatment of certain stock options and restricted stock awards, fluctuation in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation.

We are exploring the possibility of terminating our aircraft lease which could result in an estimated loss of $3.6 to $4.6 million based on the cancellation provision of the lease and the market price of the aircraft. This potential loss is inclusive of the potential write-off of leasehold improvements related to the aircraft which have a net book value of $0.7 million at June 30, 2005, and the potential unwinding of our interest rate swap agreement. In order to terminate the lease, the lessor will sell the aircraft and we will owe the difference between the price they receive and the stipulated loss value outlined in the lease agreement. If we are able to terminate the lease, we expect our general and administrative expenses to decrease significantly in 2006.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of Novuspharma in January 2004. The credit recorded in the three months ended June 30, 2004 relates to purchase price adjustments made during the quarter.

Amortization of purchased intangibles. Amortization for the three months ended June 30, 2005 decreased to approximately $0.2 million from approximately $0.6 million for the three months ended June 30, 2004, due to patents that became fully amortized in December 2004.

Restructuring charges and related asset impairments. In June 2005, we announced a plan to reduce our workforce through selected layoffs of employees as part of our cost savings initiative in an effort to reduce and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. We recorded approximately $2.0 million in restructuring activities and asset impairments including $1.5 million due to a significant reduction in workforce and $0.5 million in write-downs of tangible assets resulting from this workforce reduction.

Investment and other income. Investment and other income increased to approximately $432,000 for the three months ended June 30, 2005 from approximately $364,000 for the three months ended June 30, 2004. This increase is primarily due to a higher average securities available-for-sale balance and higher prevailing interest rates on our investments during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Interest expense. Interest expense increased to approximately $4.0 million for the three months ended June 30, 2005 from approximately $2.7 million for the three months ended June 30, 2004. The increase is primarily due to interest during the three months ended June 30, 2005 of $1.3 million on the $25.0 million royalty interest financing arrangement entered into with PharmaBio in December 2004 which bears an imputed interest rate of approximately 20%. Due to the divestiture of TRISENOX to Cephalon, and the resulting extinguishment of the PharmaBio royalty obligation, there will be no interest expense on this royalty obligation subsequent to July 18, 2005, the closing date of the transaction.

Foreign exchange gain. We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. Foreign exchange gain decreased to approximately $0.2 million for the three months ended June 30, 2005 from approximately $0.6 million for the three months ended June 30, 2004. There was no significant foreign currency exchange activity for the three months ended June 30, 2005. The exchange gain for the three months ended June 30, 2004 of approximately $0.6 million is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar investments held by CTI (Europe).

Six months ended June 30, 2005 and 2004.

Product sales. We recorded net product sales of approximately $13.4 million and $11.8 million for TRISENOX for the three months ended June 30, 2005 and 2004, respectively. The increase in net sales is due to an increase in our worldwide sales consisting primarily of $1.1 million in sales under our agreement with Nippon. Additionally, we recorded a $0.2 million adjustment for the six months ended June 30, 2005 to decrease our sales reserve to reflect a lower than expected estimated weighted average return rate for our remaining open production batches and a lower than expected actual return rate on our most recently closed production batch.

License and contract revenue. For the six months ended June 30, 2005, we recognized approximately $0.2 million of license and contract revenue, primarily related to the amortization of the initial payments from Chugai. For the six months ended June 30, 2004, we recognized approximately $1.0 million of license and contract revenue, of which $0.6 million related to cost reimbursements for development expenses received from Chugai, and $0.4 million related to the amortization of the initial payments from Chugai and Nippon.

Cost of product sold. The cost of product sold during the six months ended June 30, 2005 and 2004 was approximately $0.5 million and $0.4 million, respectively. Our gross margins have remained relatively consistent. Cost of product sold consists primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Compounds under development:
XYOTAX	$12,073	$23,720
TRISENOX	3,539	2,832
Pixantrone	3,165	3,869
Other compounds	1,116	650
Operating expenses	17,955	16,418
Discovery research	4,394	5,191

Total research and development expenses	$42,242	$52,680

Research and development expenses decreased to approximately $42.2 million for the six months ended June 30, 2005, from approximately $52.7 million for the six months ended June 30, 2004. Costs for our XYOTAX program decreased primarily due to a $11.4 million decrease in our Phase III trial costs attributable to the winding down of our STELLAR trials, a $1.5 million non-reoccurring up-front payment to the GOG in March 2004, a $1.0 million decrease in preclinical costs and a $0.8 million decrease in manufacturing costs related to lower levels of drug production offset by increases of $2.0 million in costs associated with the preparation of an anticipated filing of an NDA for XYOTAX and $1.7 million related to an adjustment to write-down the carrying value of our paclitaxel supply to its estimated fair value. TRISENOX costs increased primarily as a result of higher clinical development expenses. Pixantrone costs decreased primarily due to lower clinical trial expenses. Costs for other compounds increased primarily due to higher clinical trial expenses for CT-2106. Operating expenses increased primarily due to increased personnel costs. Discovery research costs decreased primarily as a result of decreased personnel costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $37.0 million for the six months ended June 30, 2005, from approximately $39.9 million for the six months ended June 30, 2004. This decrease is primarily attributed to a $1.8 million decrease in our commercialization efforts of TRISENOX, a $1.8 million decrease in stock-based compensation charges, and a $1.4 million decrease in corporate development expenses, offset by a $1.4 million increase in marketing research costs for XYOTAX in preparation for potential commercial development and $1.0 million in additional operating and personnel costs.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of Novuspharma in January 2004. The $88.1 million charge for the six months ended June 30, 2004 represents the estimated fair value of purchased technology that had not reached technological feasibility at the effective time of the merger.

Amortization of purchased intangibles. Amortization for the six months ended June 30, 2005 decreased to approximately $0.5 million from approximately $1.1 million for the six months ended June 30, 2004, due to patents that became fully amortized in December 2004.

Restructuring charges and related asset impairments. Restructuring activities and asset impairments totaled approximately $2.0 million of the six months ended June 30, 2005 as part of our cost savings initiative in an effort to reduce and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. Restructuring activities and asset impairments include $1.5 million due to a significant reduction in workforce and $0.5 million in write-downs of tangible assets resulting from this workforce reduction.

Investment and other income. Investment and other income was approximately $0.9 million for the six months ended June 30, 2005 and 2004. Our average securities available-for-sale balance was relatively consistent during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Interest expense. Interest expense increased to approximately $7.9 million for the six months ended June 30, 2005 from approximately $5.4 million for the six months ended June 30, 2004. The increase is primarily due to interest during the six months ended June 30, 2005 of $2.5 million on the $25.0 million royalty interest financing arrangement entered into with PharmaBio in December 2004 which bears an imputed interest rate of approximately 20%.

Foreign exchange gain. We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. The exchange gain for the six months ended June 30, 2005 and 2004 remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had approximately $38.4 million in cash and cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities decreased to approximately $73.0 million during the six months ended June 30, 2005, compared to approximately $80.6 million for the same period during 2004. The decrease in net cash used in operating activities during the six months ended June 30, 2005, as compared to the same period in 2004, was primarily due to the decrease in our net loss, excluding a non-cash charge related to acquired in-process research and development resulting from our merger with Novuspharma, partially offset by a reduction in accrued expenses. We believe that our operating expenses for the remainder of 2005 will be less than those in the comparable 2004 period primarily due to reduced development costs for XYOTAX, the divesture of TRISENOX and cost cutting measures we have implemented and will continue to implement.

Net cash used in investing activities totaled approximately $3.3 million during the six months ended June 30, 2005, compared to net cash provided of approximately $159.5 million for the same period during 2004. The net cash used in investing activities during the six months ended June 30, 2005 was primarily due to purchases of securities available-for-sale, offset in part by proceeds from sales and maturities of securities available-for-sale. The net cash provided by investing activities during the six months ended June 30, 2004 was primarily due to cash acquired through our merger with Novuspharma in January 2004 and proceeds from sales and maturities of securities available-for-sale.

Net cash used in financing activities totaled approximately $0.5 million during the six months ended June 30, 2005, compared to approximately $0.1 million for the same period during 2004. The net cash used in financing activities during the six months ended June 30, 2005, as compared to the same period in 2004, was primarily due to a decrease in proceeds from the exercise of employee common stock options and stock sold via the employee stock purchase plan offset by a decrease in the repayment of long-term obligations.

We expect to generate losses from operations for at least the next several years due to research and development costs for XYOTAX, pixantrone and CT-2106.

If the FDA and EMEA agrees to a filing strategy using the current STELLAR trial results, we would target for submission of an NDA for XYOTAX in the first half of 2006, and depending on the duration of the review cycle, a U.S. XYOTAX approval targeted in 2007 with launch shortly thereafter. Approval in the EU would be targeted approximately 10 months following the submission of an MAA. If the FDA and EMEA does not agree to an acceptable filing strategy with the existing clinical trial results, then our regulatory filing would be delayed. Preliminary response from the FDA suggests that we may not be able to reach agreement on a filing strategy, in which case our regulatory filing and approval, if any, would be delayed. We will continue to explore whether such an agreement can be reached. While we expect our clinical development costs for XYOTAX to significantly decrease from 2004, assuming the FDA and EMEA agree to a filing strategy using the current STELLAR trial results, these decreases will be partially offset by an increase in operating expenses associated with an NDA filing and increased sales and marketing expenditures in connection with the potential product launch of XYOTAX.

We have commenced a cost savings initiative in an effort to reduce and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX and are reducing our workforce in 2005. In July 2005, we also completed the TRISENOX divestiture which will further fund our operations. In addition, we are exploring the possibility of accessing the capital markets. We believe these efforts will enable us to maintain our operations through 2005; however, to further fund ongoing and planned activities beyond 2005, we believe we will need to raise additional funds through equity or debt financings, partnerships or other sources. If we are unable to complete a financing or raise other sources of capital, we will further curtail operations significantly, including the delay, modification or cancellation of our research and development programs.

Periodically, we may receive certain grants and subsidized loans from the Italian government and the EU through CTI (Europe). However, to date such grants have not been significant and we may not receive such funding because the grants and subsidies are awarded at the discretion of the relevant authorities. In addition, our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	success in acquiring or divesting products, technologies or businesses;

•	progress in and scope of our research and development activities; and

•	competitive market developments.

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

The following table includes information relating to our contractual obligations as of June 30, 2005 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
5.75% Convertible senior subordinated notes (1)	$85,459	$—	$85,459	$—	$—
4.0% Convertible senior subordinated notes (2)	75,000	—	—	—	75,000
5.75% Convertible subordinated notes (3)	29,640	—	29,640	—	—
Interest on convertible and convertible senior subordinated notes	34,579	9,618	18,961	6,000	—
Royalty obligation (4)	39,388	39,388	—	—	—
Operating leases:
Facilities	44,975	9,198	15,847	9,633	10,297
Aircraft	12,848	1,927	3,854	3,854	3,213
Long-term debt (5)	3,596	1,024	630	695	1,247

	$325,485	$61,155	$154,391	$20,182	$89,757

(1)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of $10.00 per share.

(2)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.50 per share.

(3)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $34.00 per share.

(4)	The termination payment due pursuant to the royalty interest financing arrangement with PharmaBio upon the divestiture of TRISENOX in July 2005.

(5)	Long-term debt does not include $0.3 million recorded as interest rate swap and $1.5 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employees’ separation from the Company.

The remaining amount of milestone payments we may be required to pay pursuant to the agreement with PG-TXL Company L.P. is $15.5 million, $4.5 million of which may be triggered in 2007 if certain phase II/III trials are successfully completed in the U.S. and other countries.

Risk Factors

Factors Affecting Our Operating Results and Financial Condition

We expect to need to raise additional funds in the near future, and they may not be available on acceptable terms, or at all.

We expect that our existing capital resources, in consideration of cost savings and reduction in staff initiated during the first half of 2005, and the divestiture of TRISENOX in the third quarter of 2005 will enable us to maintain our operations through 2005; however, to fully fund ongoing and planned activities beyond 2005, we will need to raise additional funds through equity or debt financing. From time to time we may receive certain grants and subsidized loans from the Italian government and Europe through our Italian subsidiary. However, to date such grants have not been significant, and we may not receive such funding in the future because the grants and subsidiaries are awarded at the discretion of relevant authorities.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2005, we had an accumulated deficit of approximately $798.1 million. Effective July 18, 2005, we divested our sole commercial product TRISENOX and we may never become profitable, even if we are able to commercialize other products. We are pursuing regulatory approval for XYOTAX and will need to conduct research, development, testing and regulatory compliance activities expenses for which, together with projected general and administrative expenses, will result in operating losses for at least the next several years, provided that we are able to launch XYOTAX in 2007. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may be delayed, limited or precluded from obtaining regulatory approval of XYOTAX given that three of our STELLAR phase III clinical trials for the treatment of non-small cell lung cancer did not meet their primary endpoints.

In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of XYOTAX in non-small cell lung cancer. All three trials did not achieve their primary endpoints of superior overall survival but did demonstrate comparable survival with reductions in certain side effects when compared to the control arms. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. Our success depends in part on obtaining regulatory approval of XYOTAX. The failure to generate revenues from XYOTAX may preclude us from continuing our research and development of XYOTAX and other product candidates and may require implementation of additional cost cutting measures beyond those currently contemplated. We are continuing our ongoing dialogue and work with the FDA and the European authorities to register XYOTAX; however, the ultimate outcome of these discussions is uncertain.

If we do not successfully develop additional products, we may be unable to generate significant revenue or become profitable.

We divested our commercial product, TRISENOX, that received marketing approval for relapsed or refractory APL. XYOTAX, pixantrone and CT-2106 are currently in clinical trials and may not be successful. Our STELLAR phase III clinical trials for XYOTAX for the treatment of non-small cell lung cancer failing to meet their primary endpoints may delay, limit or preclude regulatory approval and commercialization of XYOTAX. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. In addition, while our STELLAR phase III trials for XYOTAX failed to meet their primary endpoints, it had comparable survival with similar or less severe side effects compared with historically available information for paclitaxel in a phase II trial in elderly and/or PS2 non-small cell lung cancer patients. Many of our drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. Our product candidates will be successful only if:

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

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Substantially all of our product candidates in clinical development are in-licensed from a third-party, including XYOTAX, pixantrone and CT-2106.

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

We may not obtain authorization to permit product candidates that are already in the preclinical development phase to enter the human clinical testing phase. Authorized preclinical or clinical testing may not be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Clinical testing may not show potential products to be safe and efficacious and potential products may not be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. Data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks or for other reasons. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests as well as competition with other clinical testing programs involving the same patient profile but different treatments.

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

If we fail to commence or complete, need to perform more or larger clinical trials than planned or experience delays in any of our present or planned clinical trials, including the phase II and phase III clinical trials of pixantrone, our development costs may increase and/or our ability to commercialize our product candidates may be adversely affected. If delays or costs are significant, our financial results and our ability to commercialize our product candidates may be adversely affected.

Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.

Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. With the exception of TRISENOX for patients with APL who have relapsed or failed standard therapies, which we recently divested to Cephalon, all of our compounds currently are in research or development, and none have been submitted for marketing approval.

Prior to commercialization, each product candidate requires significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. The development of anti-cancer drugs, including those we are currently developing, is unpredictable and subject to numerous risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons including that they may:

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

If any of our license agreements for intellectual property underlying XYOTAX, pixantrone or any other products are terminated, we may lose our rights to develop or market that product.

We have licensed intellectual property, including patent applications from The University of Vermont, Hoffman La Roche and others, including the intellectual property relating to pixantrone. We have also in-licensed the intellectual property relating to our drug delivery technology that uses polymers that are linked to drugs, known as polymer-drug conjugates, including XYOTAX and CT-2106. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreements, we may lose our right to market and sell any products based on the licensed technology.

We are subject to extensive government regulation, including the requirement of approval before our products may be marketed, and regulation regarding the promotion of TRISENOX.

TRISENOX, which we recently divested to Cephalon was our only approved product for sale in the United States, Europe and Japan to treat patients with a type of blood cancer called APL who have relapsed or failed standard therapies. Our other products are in development and will have to be approved by the appropriate regulatory agency, such as the FDA or EMEA, before they can be marketed. Obtaining FDA or other regulatory approval requires substantial time, effort and financial resources, and we may not obtain approval on a timely basis, if at all. If our developmental products are not approved by the regulatory agency in a timely fashion, our business and financial condition may be adversely affected.

In addition, we and our formerly marketed product and our product candidates are subject to comprehensive regulation by the FDA, EMEA and the JMH. Regulation by regulatory agencies begins before approval for marketing is granted and continues during the life of each product. In addition, the FDA and other regulatory authorities regulate, for example, research and development, including preclinical and clinical testing, safety, effectiveness, manufacturing, labeling, advertising, promotion, export and marketing of our products. Manufacturing processes must conform to current Good Manufacturing Practice, or cGMPs. The FDA and other regulatory authorities periodically inspect manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort to maintain compliance.

We believe that while we owned TRISENOX, it was prescribed by physicians largely for uses not approved by the FDA. Although physicians may lawfully prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses is unlawful. Some of our practices intended to make physicians aware of off-label uses of TRISENOX, without engaging in off-label promotion, could nevertheless have been construed as off-label promotion, and it is likely that some instances of off-label promotion occurred in the past. We are in discussions with the U.S. Attorney for the Western District of Washington in connection with previous promotional practices. Although we have policies and procedures in place designed to assure ongoing compliance with FDA requirements regarding off-label promotion, some non-compliant actions may nevertheless have occurred. Regulatory authorities could take enforcement action against us if they believe that we promoted TRISENOX for off-label use. Failure to comply with regulatory requirements, including off-label promotion of TRISENOX or other products approved for marketing, could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market and/or the imposition of civil or criminal sanctions.

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

We base several of our product candidates upon novel technologies that we are using to develop drugs for the treatment of cancer. These technologies have not been proven. Furthermore, preclinical results in animal studies may not predict outcomes in human clinical trials. Our product candidates may not be proven safe or effective. If these technologies do not work, our drug candidates may not develop into commercial products.

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

The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the United States and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents and the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect a patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue any such litigation or to protect our patent rights. Any adverse outcome in litigation with respect to the infringement or validity of any patents owned by third-parties could subject us to significant liabilities to third-parties, require disputed rights to be licensed from third-parties or require us to cease using a product or technology.

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

We may not be able to continue to purchase the materials necessary to produce XYOTAX, including paclitaxel, in adequate volume and quality. Paclitaxel is derived from certain varieties of yew trees. Supply of paclitaxel is controlled by a limited number of companies. Paclitaxel is available and we purchase it from several sources. We purchase the raw material polyglutamic acid from a single source on a purchase order basis. Should the polyglutamic acid purchased from our sources prove to be insufficient in quantity or quality, should a supplier fail to deliver in a timely fashion or at all, or should these relationships terminate, we may not be able to obtain a sufficient supply from alternate sources on acceptable terms, or at all.

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

As a result of our merger with Novuspharma, our operations need to comply not only with applicable laws of and rules of the United States, including Washington law and the rules and regulations of the Securities and Exchange Commission and the Nasdaq National Market, but also the European Union legal system and the Republic of Italy, including the rules and regulations of CONSOB and Borsa Italiana, which collectively regulate companies listed on Italy’s public markets such as the Nuovo Mercato. Conducting our operations in a manner that complies with all applicable laws and rules will require us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all regulatory regimes.

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

We are also subject to the following operational challenges, among others, as a result of our merger with Novuspharma and having a portion of our business and operations based in Italy:

•	effectively pursuing the clinical development and regulatory approvals of all product candidates;

•	successfully commercializing products under development;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	coalescing the Italian business culture with our own and maintaining employee morale; and

•	maintaining appropriate uniform standards, controls, procedures and policies relating to financial reporting and employment related matters, and the conduct of development activities that comply with both U.S. and Italian laws and regulations.

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

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our markets. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•	If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products including, among others, Bristol-Myers Squibb Co., which markets paclitaxel; Aventis, which markets docetaxel; Genentech and OSI Pharmaceuticals, which market Tarceva™; Genentech, which markets Avastin™, Lilly, which markets Alimta®, and American Pharmaceutical Partners, which recently received approval and began marketing Abraxane™. In addition, several companies such as NeoPharm Inc. and Sonus Pharmaceuticals, are also developing novel taxanes and formulations which could compete with our products.

•	Because pixantrone is intended to provide less toxic treatment to patients who have failed standard chemotherapy treatment, if pixantrone is brought to market, it is not expected to compete directly with many existing chemotherapies. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed.

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

We are highly dependent on James A. Bianco, M.D., our president and chief executive officer, Jack W. Singer, M.D., our chief medical officer, and Silvano Spinelli, our executive vice president of development and managing director of European operations. The loss of any one of these principal members of our scientific or management staff, or failure to attract or retain other key employees, could prevent us from pursuing collaborations or developing and commercializing our products and core technologies. Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors will be employed by other employers or are self-employed, and will have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

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

We may face difficulties in achieving acceptance of our products in the market if we cannot rebuild our sales force or we do not continue to expand our sales and marketing infrastructure.

In connection with our divestiture of TRISENOX, a significant number of our former sales force have been hired by Cephalon. We may have difficulty rebuilding our sales force or building our direct sales and marketing infrastructure for future products to the extent we need to do so as competition for such individuals is intense, and in the event we need additional sales personnel, we may not be able to hire individuals with the experience required or number of sales personnel we need. If we are unable to expand our sales and marketing capability with personnel possessing sufficient technical expertise and distribution capacity and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenues and achieving and maintaining profitability.

Because there is a risk of product liability associated with our products, we face potential difficulties in obtaining insurance.

Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceutical products, and we may not be able to avoid significant product liability exposure. While we have insurance covering product use in our clinical trials, it is possible that we will not be able to maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim in excess of our insurance coverage could exceed our net worth.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve months ended June 30, 2005, our stock price ranged from a low of $2.47 to a high of $10.85. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our common stock include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions, for example, results of our ongoing discussions with FDA regarding the submission of a new drug application, or NDA, for XYOTAX;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	changes in health care policies and practices;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. For example, beginning in March 2005, several class action lawsuits were instituted against CTI, James Bianco and Max Link and a derivative action lawsuit was filed against CTI’s full board of directors. As a result of these lawsuits, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business in order to respond to the litigation.

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

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at June 30, 2005 and December 31, 2004 was $12.0 million and $10.8 million, respectively. A one percent change in interest rates would not significantly impact the fair value of our securities available-for-sale as of June 30, 2005 and December 31, 2004, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit. As of June 30, 2005 and December 31, 2004, the fair value of the interest rate swap was a liability of approximately $0.3 million and $0.4 million, respectively.

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

We have foreign exchange risk related to foreign-denominated cash and cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at June 30, 2005 of $10.8 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $0.5 million, $1.1 million and $2.2 million.

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

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, Jim Bianco and Max Link, and are pending in the United States District Court for the Western District of Washington. The securities lawsuits assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from June 7, 2004 to March 4, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading, in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Management believes that the allegations in the foregoing actions are without merit and intend to defend the actions vigorously.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. CTI filed a motion to remove the lawsuit to the United States District Court for the Western District of Washington. However, the ultimate outcome of this matter is uncertain.

The United States Attorney’s Office, or USAO, for the Western District of Washington, as discussed above under Risk Factors, is conducting an investigation into certain of CTI’s business practices relating to TRISENOX. USAO’s investigation relates to CTI’s promotional practices relating to TRISENOX; its reporting of revenue relating to TRISENOX sales; and statements made by CTI representatives, and its expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug is used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. CTI is fully cooperating with USAO and has not received a subpoena relating to the matter. Management cannot predict whether USAO will bring formal enforcement proceedings (and USAO has not indicated that it will), nor can management provide an estimate of possible loss or range of loss resulting from any such action by USAO be made at this time. However, an adverse outcome could have a material effect on our financial position, liquidity, and results of operations.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) On June 17, 2005, we held our 2005 Annual Meeting of Shareholders (the “Annual Meeting”). Each share of Common stock was entitled to one vote per share.

(b) See (c) below.

(c) At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

Director Nominated	Term Expires	VOTES FOR	WITHHELD
Dr. James A. Bianco	2008	38,724,106	1,214,180
Dr. Max E. Link	2008	34,354,531	5,583,756
Dr. Vartan Gregorian	2008	34,517,318	5,420,968

Other directors whose terms of office continued after the meeting are as follows: John M. Fluke, Jr., Mary O. Mundinger, Dr. PH, Phillip M. Nudelman, Ph.D., Erich Platzer, M.D., Jack W. Singer, M.D. and Silvano Spinelli.

Our shareholders approved the amendment to our 2003 Equity Incentive Plan (the “Plan”) to (i) increase the number of shares subject to the annual automatic grant of nonqualified stock options to our continuing non-employee directors from 10,000 shares to 12,000 shares, with the exception of the Chairman of the board who will continue to receive an annual automatic grant of 15,000 shares, and (ii) provide for the initial automatic grant of 2,500 restricted shares of our common stock to our non-employee directors upon their initial election or appointment to the board and an annual automatic grant of 2,500 restricted shares of our common stock to our continuing non-employee directors. With respect to this proposal, there were 36,741,890 votes cast for the proposal, 2,070,507 votes cast against the proposal and 1,125,889 abstentions.

Our shareholders also ratified the selection of Grant Thornton LLP as the independent auditors for the Company for the year ending December 31, 2005. With respect to this proposal, there were 39,549,464 votes cast for the proposal, 306,339 votes cast against the proposal and 82,483 abstentions.

The foregoing matters are described in detail in the Company’s proxy statement dated April 28, 2005 for the Annual Meeting. No other matters were voted on at the Annual Meeting.

(d) Not applicable.

Item 6.	Exhibits

(a) Exhibits

10.1 (1)	Form of Strategic Management Team Severance Agreement.

10.2 (2)	Acquisition Agreement dated June 10, 2005, by and among Cell Therapeutics, Inc., CTI Technologies, Inc., and Cephalon, Inc.

10.3 (3)	Severance Agreement and General Release by and among Cell Therapeutics, Inc. and Stephen J. Aselage dated as of June 28, 2005.

15	Letter Regarding Unaudited Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005.

(2)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.

(3)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: August 9, 2005	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 9, 2005	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer,
Chief Accounting Officer)