Form 10-Q
period 2005-09-30
CELL THERAPEUTICS INC
filed 2005-11-14
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2005
Common Stock, no par value	71,850,661

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,685	$105,033
Securities available-for-sale	8,189	10,840
Interest receivable	99	147
Accounts receivable	2,679	879
Inventory	—	920
Prepaid expenses and other current assets	10,620	10,113
Assets held for sale	600	1,729

Total current assets	54,872	129,661
Property and equipment, net	14,881	20,631
Goodwill	17,064	17,064
Other intangibles, net	3,023	4,175
Other assets	12,919	13,465

Total assets	$102,759	$184,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,457	$7,309
Accrued expenses	14,176	25,020
Current portion of deferred revenue	39,381	408
Current portion of long-term obligations	3,131	1,382

Total current liabilities	60,145	34,119
Deferred revenue, less current portion	1,175	1,310
Other long-term obligations, less current portion	6,411	5,053
Royalty obligation	—	25,123
Convertible senior subordinated notes	160,459	160,459
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000 Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000 Issued and outstanding shares - 65,169,833 and 63,862,658 at September 30, 2005 and December 31, 2004, respectively	655,105	652,773
Deferred stock-based compensation	(2,334)	(2,736)
Accumulated other comprehensive income (loss)	(1,247)	2,039
Accumulated deficit	(806,595)	(722,784)

Total shareholders’ deficit	(155,071)	(70,708)

Total liabilities and shareholders’ deficit	$102,759	$184,996

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$1,190	$8,424	$14,599	$20,224
License and contract revenue	101	245	300	1,240

Total revenues	1,291	8,669	14,899	21,464

Operating expenses:
Cost of product sold	60	430	518	858
Research and development	13,340	20,607	55,582	73,287
Selling, general and administrative	12,500	18,546	49,475	58,414
Acquired in-process research and development	—	—	—	88,120
Amortization of purchased intangibles	236	569	731	1,716
Restructuring charges and related asset impairments	5,077	—	7,049	—
Gain on divestiture of TRISENOX	(30,500)	—	(30,500)	—

Total operating expenses	713	40,152	82,855	222,395

Income (Loss) from operations	578	(31,483)	(67,956)	(200,931)
Other income (expense):
Investment and other income	414	375	1,326	1,255
Interest expense	(2,955)	(2,720)	(10,842)	(8,148)
Foreign exchange gain (loss)	(104)	(1,081)	98	(937)
Loss on extinguishment of royalty obligation	(6,437)	—	(6,437)	—

Other expense, net	(9,082)	(3,426)	(15,855)	(7,830)

Net loss	$(8,504)	$(34,909)	$(83,811)	$(208,761)

Basic and diluted net loss per share	$(0.13)	$(0.62)	$(1.32)	$(4.03)

Shares used in calculation of basic and diluted net loss per share	63,515	56,204	63,385	51,820

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(83,811)	$(208,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,426	7,683
Acquired in-process research and development	—	88,120
Noncash interest expense	719	726
Amortization of investment premium	271	957
Equity-based compensation expense	2,516	4,398
Loss on disposition of property and equipment	83	64
Asset impairments	2,563	—
Gain on divestiture of TRISENOX	(30,500)	—
Loss on extinguishment of royalty obligation	6,437	—
Noncash rent expense	135	311
Loss on sale of investment securities	14	2
Changes in operating assets and liabilities:
Interest receivable	48	631
Accounts receivable, net	(1,855)	398
Inventory	4	72
Prepaid expenses and other current assets	1,443	(711)
Other assets	(1,029)	1,889
Accounts payable	(3,433)	(4,791)
Accrued expenses	(8,703)	(3,462)
Deferred revenue	1,568	(533)
Excess facilities obligations	4,675	—
Long-term obligations	3,740	—

Total adjustments	(13,878)	95,754

Net cash used in operating activities	(97,689)	(113,007)

Investing activities
Net proceeds from sale of TRISENOX	67,061	—
Purchases of securities available-for-sale	(26,922)	(47,243)
Proceeds from sales of securities available-for-sale	15,815	46,829
Proceeds from maturities of securities available-for-sale	13,494	34,935
Purchases of property and equipment	(1,946)	(3,168)
Additional consideration related to the PolaRx acquisition	—	(4,964)
Net cash acquired in Novuspharma merger	—	89,398

Net cash provided by investing activities	67,502	115,787

Financing activities
Sale of common stock, net of offering costs	—	45,630
Repayment of royalty obligation	(39,388)	—
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	218	1,301
Repayment of long-term obligations	(1,074)	(1,685)

Net cash provided by (used in) financing activities	(40,244)	45,246

Effect of exchange rate changes on cash and cash equivalents	(1,917)	(1,934)

Net increase (decrease) in cash and cash equivalents	(72,348)	46,092
Cash and cash equivalents at beginning of period	105,033	8,438

Cash and cash equivalents at end of period	$32,685	$54,530

Supplemental disclosure of cash and noncash flow information
Cash paid during the period for interest	$7,714	$4,975

Common stock issued for acquisition of Novuspharma	$—	$189,760

Cash paid for taxes	$—	$—

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

On July 18, 2005, we completed the divestiture of TRISENOX® (arsenic trioxide), an anti-cancer compound, and certain proteasome assets to Cephalon Inc., or Cephalon, for aggregate consideration of approximately $67.1 million, net of broker fees, which remained subject to a final closing working capital adjustment as of September 30, 2005. In connection with the divestiture, we were required to repay our royalty obligation to PharmaBio Development, or PharmaBio, and after this repayment, our net proceeds were approximately $27.7 million. In addition, in the future we may potentially receive up to an additional $100 million if Cephalon is successful in achieving certain sales and development milestones, although achievement of such milestones is uncertain. Because TRISENOX was our only commercial product, we will no longer have revenues from product sales subsequent to its divestiture.

Basis of Presentation

The accompanying unaudited financial information of CTI as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2004 included in our Form 10-K.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Liquidity

Cash and cash equivalents, securities available for sale and interest receivable are approximately $41.0 million as of September 30, 2005. In November 2005, we completed a convertible senior note offering which raised approximately $82 million in gross proceeds, of which $24.6 million of this amount must be held in escrow until April 30, 2006 to fund potential mandatory redemptions of these notes (see Note 9, Subsequent Events). Although we have recurring losses, we believe that our current cash balance, including the proceeds obtained from this offering, net of amounts held in escrow, and our ability to control expenditures will be sufficient to fund our anticipated net losses, debt service obligations, and capital expenditures for the next twelve months based on current activities. Accordingly, the financial statements have been prepared on the basis of going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital, we will further curtail operations significantly, by delaying, modifying, or canceling our research and development programs.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. As we sold our only commercial product, TRISENOX, to Cephalon Inc. on July 18, 2005, there are no product sales subsequent to this date. Product sales are generally recorded upon shipment net of an allowance for returns and discounts. Customers may return damaged or expired inventory up to one year after the expiration date. In estimating returns, we analyze historical returns and sales patterns. To arrive at the accrual for product returns, we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. If customers have product acceptance rights or return rights, and we are unable to reasonably estimate returns related to that customer or market, we defer revenue recognition until such rights have expired. Allowances for returns, discounts and bad debts, which are netted against accounts receivable, totaled approximately $1.4 million at December 31, 2004. There was no allowance for returns, discount and bad debts at September 30, 2005 as all trade receivables related to TRISENOX were sold in connection with the completion of the divestiture of TRISENOX to Cephalon.

During the nine months ended September 30, 2005, we recorded a $0.2 million adjustment to decrease our sales reserve to reflect a lower than expected estimated weighted average return rate for our remaining open production batches and a lower than expected actual return rate on our most recently closed production batches.

License and Revenue

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

Inventory

All inventory was sold in connection with the completion of the divestiture of TRISENOX to Cephalon. Prior to the divestiture, inventory was stated at the lower of cost or market. Cost was determined using a weighted-average method. Finished goods inventory consisted of our marketed pharmaceutical drug, TRISENOX. If the cost of the inventory exceeded the expected market value, provisions were recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable was recorded.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values.

Value Added Tax Receivable

Our European subsidiaries are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $8.7 million and $8.8 million as of September 30, 2005 and December 31, 2004, respectively, of which $8.1 million is included in other assets and $0.6 million and $0.7 million is included in prepaid expenses and other current assets as of September 30, 2005 and December 31, 2004, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Royalty Obligation

Our royalty obligation with PharmaBio was recorded as debt as we had significant continuing involvement in the generation of cash flows due to PharmaBio. The obligation was accreted using the effective interest method and an imputed interest rate that was based on our estimates of total royalty and interest payments due under the arrangement. The amount of royalty and interest payments varied depending on whether we reached certain TRISENOX targets and certain other factors as described in the agreement. We reassessed the imputed interest rate as circumstances changed. We extinguished the royalty obligation in July 2005 (see Note 6, Extinguishment of PharmaBio Royalty Obligation).

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested restricted stock awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible subordinated debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. As of September 30, 2005 and 2004, options, warrants, unvested restricted share awards and rights and convertible debt aggregating 23,390,105 and 22,612,156, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

Derivative Financial Instruments

We account for derivative financial instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was fully effective at September 30, 2005 and December 31, 2004. We do not enter into forward agreements for trading purposes.

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

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a lease term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and on our interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $8.4 million and $33.4 million for the three month periods ended September 30, 2005 and 2004, respectively. Total comprehensive loss was $87.1 million and $210.3 million for the nine month periods ended September 30, 2005 and 2004, respectively.

Information regarding the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	September 30, 2005	December 31, 2004
Foreign currency translation adjustment	$(1,149)	$2,511
Net unrealized loss on interest rate swap	(84)	(436)
Net unrealized loss on securities available-for-sale	(14)	(36)

Total other comprehensive income (loss)	$(1,247)	$2,039

3.	Stock-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(8,504)	$(34,909)	$(83,811)	$(208,761)
Add: Stock-based employee compensation included in reported net loss	872	1,042	2,563	4,378
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,300)	(3,003)	(5,430)	(8,499)

As adjusted	$(8,932)	$(36,870)	$(86,678)	$(212,882)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.62)	$(1.32)	$(4.03)
As adjusted	$(0.14)	$(0.66)	$(1.37)	$(4.11)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following other assumptions:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Average risk-free interest rates	4.0%	3.3%	4.0%	3.3%
Average expected life (in years)	3.6	4.5	3.6	4.5
Volatility	0.96	0.97	0.96	0.97

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

4.	Restructuring Activities

In June 2005, we announced a plan to reduce our workforce as part of our cost savings initiative in an effort to reduce costs and conserve capital in anticipation of a new drug application, or NDA, and potential launch of XYOTAX. In conjunction with our workforce reduction we vacated one of our laboratory facilities. Restructuring and related asset impairment charges totaled approximately $5.1 million and $7.0 million for the three and nine months ended September 30, 2005, respectively.

Employee Separation Costs

As of September 30, 2005, a total of 61 U.S. employees have been terminated or received notice of termination as a result of our restructuring activities. Employee separation costs associated with the layoffs consist primarily of one-time termination benefits, principally severance payments, recognized in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities. To date, we have recorded approximately $1.5 million in employee termination benefits related to terminated U.S. employees, of which approximately $0.1 million was recorded as an expense during the three months ended September 30, 2005. We expect to incur additional restructuring charges in the fourth quarter related to our announced workforce reductions for our European operations (see Note 9, Subsequent Events)

Excess Facilities Charges

Charges for excess facilities relate to our lease obligation for excess lab and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded a restructuring charge of $4.7 million when we ceased using one of our laboratory facilities during the three months ended September 30, 2005.

The charge includes total lease commitments, net of estimated sublease income, and does not include any leasehold improvements required to sublease the vacated space. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record excess facilities charges or adjustments to such charges.

The following table summarizes the changes in the liability for restructuring activities during the three months ended September 30, 2005 (in thousands):

	Employee Separation Costs	Excess Facilities Charges	Total
Balance at June 30, 2005	$1,462	$—	$1,462
Additional charges	79	4,675	4,754
Adjustments	(26)	—	(26)
Cash payments	(1,371)	—	(1,371)

Balance at September 30, 2005	$144	$4,675	$4,819

Restructuring Related Asset Impairments and Assets Held for Sale

Asset impairments recorded pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, relate to long-lived assets impaired as a direct result of our restructuring plan. Impaired assets primarily include laboratory equipment and computers which are unlikely to be utilized due to our vacated lab and office space as well as employee terminations and accordingly, have been written down to estimated fair market value primarily based on quoted market prices obtained from external sources. We recorded a loss of approximately $0.3 million and $0.8 million related to asset impairments for the three and nine months ended September 30, 2005, respectively.

In September 2005, we committed to a plan to sell certain of the impaired assets, primarily lab and office equipment from our vacated facilities. We are actively marketing these assets for sale and expect that the sale will occur by the first quarter of 2006. We have determined that these assets meet the criteria of assets held for sale under SFAS 144 and have reclassified them accordingly on the balance sheet.

5.	Divestiture of TRISENOX and Certain Proteasome Assets

In May 2005, our Board of Directors approved the divestiture of TRISENOX, and in June 2005, we announced that we executed an Acquisition Agreement pursuant to which we agreed to sell TRISENOX and all assets related thereto to Cephalon. On July 18, 2005, we received proceeds of $67.1 million, net of broker fees, upon the closing of the acquisition agreement with Cephalon in exchange for TRISENOX and certain proteasome assets, including the capital stock of two wholly-owned subsidiaries of the Corporation, Cell Therapeutics (UK) Limited and PolaRx Biopharmaceuticals, Inc., or PolaRx, and the assumption by Cephalon of certain related liabilities. As of September 30, 2005, the initial payment remained subject to a post-closing working capital adjustment expected to be finalized in the fourth quarter of 2005. In connection with the divestiture, we were required to repay our royalty obligation to PharmaBio and, after this repayment, our net proceeds were approximately $27.7 million. In addition, we may potentially receive up to an additional $100 million in payments upon achievement by Cephalon of specified sales and development milestones. However, achievement of such milestones is uncertain.

Pursuant to the terms of the acquisition agreement, we will provide transition services to Cephalon related to the TRISENOX and proteasome assets for a period of up to six months post-closing, with a possible three month extension. We consider the multiple deliverables under the agreement to be one unit of accounting as defined in EITF 00-21, Revenue Arrangements with Multiple Deliverables, because we do not have evidence of the fair value of the undelivered service elements. Based upon the requirements in Staff Accounting Bulletin 104, Revenue Recognition, we deferred the proceeds received from the divestiture and will recognize the gain ratably over the transition service period which ends on December 31, 2005. During the three months ended September 30, 2005, we recognized $30.5 million of the gain on the divestiture of TRISENOX and proteasome assets and recorded deferred revenue of $39.0 million as of September 30, 2005.

All of our product revenue to date was related to TRISENOX. Subsequent to the transaction date, there will be no product revenue or cost generating activities related to TRISENOX except for revenue provided under the transition services agreement with Cephalon and costs related to providing such services.

The following table summarizes the carrying amounts of the major classes of assets and liabilities included as part of the disposal group related to the divestiture (in thousands):

Disposed Assets:
Accounts receivable, net	$1,404
Inventory	916
Prepaids	60

Total	$2,380

Disposed Liabilities:
Accrued liabilities	$1,738

Total	$1,738

We determined that the TRISENOX and proteasome compound asset group met the criteria to be accounted for as a disposed asset as of September 30, 2005 however, as we cannot clearly distinguish the cash flows related to TRISENOX, it did not meet the criteria to be considered a component of an entity as defined in SFAS 144. Accordingly, results of operations related to the asset groups are reported in continuing operations.

In January 2000, we acquired the rights to TRISENOX through our acquisition of PolaRx which resulted in the recording of goodwill. SFAS 142, Accounting for Intangible Assets, requires that when a reporting unit that constitutes a business is to be disposed of, goodwill related to this reporting unit should be allocated to the carrying amount of the business sold. In our divestiture of TRISENOX to Cephalon, we retained key systems, processes and expertise required to support TRISENOX, therefore, the asset divestiture was not considered a business in accordance with EITF Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business and, accordingly, we did not allocate a portion of our goodwill to these assets.

6.	Extinguishment of PharmaBio Royalty Obligation

In December 2004, we entered into a financing and services agreement with PharmaBio. In return for cash and services, we were required to pay PharmaBio royalties based on a percentage of net sales of TRISENOX. As a result of the divestiture of TRISENOX, we were required to repay this royalty obligation to PharmaBio. Originally, the agreement stipulated that upon a divestiture of TRISENOX in 2005, a $40 million termination payment would be held in escrow until December 31, 2005. In July 2005, the agreement was amended to allow for the immediate repayment of the $40 million termination payment reduced by the interest we would have earned had the funds been placed in escrow. The aggregate termination payment of $39.4 million was made on July 18, 2005. A $6.4 million loss on the extinguishment of this royalty obligation was recognized for the nine months ended September 30, 2005 determined as follows (in thousands):

Termination payment to PharmaBio	$(39,388)
Extinguishment of royalty obligation	28,859
Prepaid service commitment (as of July 18, 2005)	4,092

Loss on extinguishment of royalty obligation	$(6,437)

Under the agreement, we were entitled to receive $5.0 million in services from PharmaBio and its affiliates (the Prepaid Service Commitment) which may be used through December 31, 2010, approximately $0.9 million of which had been used as of the divestiture date. As of September 30, 2005, we have used approximately $1.5 million under the service commitment and have $3.5 million remaining, of which $3.2 is recorded in prepaid expenses and other current assets and $0.3 million is included in other assets.

7.	Prepaid Supply Agreement

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel, a starting material for XYOTAX, which was to be delivered by NPI over several years. This material was intended to be used primarily for research and development activities. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. We also entered into a security agreement with NPI to collateralize our prepayment with the value of the NPI-owned yew trees from which paclitaxel is derived. Based on the original terms of the agreement, NPI fell behind on its delivery of paclitaxel, and in October 2004, we received a revised delivery schedule from NPI that detailed new delivery dates through August 2005 for the remaining paclitaxel. In 2004, we terminated our interest in the yew trees, so that NPI could sell the raw materials and deposit the funds in escrow in an amount equal to the value of the undelivered paclitaxel, to be reduced as future deliveries were made. As of September 30, 2005 and December 31, 2004, our prepaid asset related to the undelivered paclitaxel was approximately $0.8 million and $2.1 million, respectively, all of which was classified as current. As of September 30, 2005 and December 31, 2004, we also had paclitaxel supply of $2.4 million and $2.5 million, respectively, which has been capitalized and is included in prepaid expenses and other current assets. These costs have been capitalized since there is a ready market for this active pharmaceutical ingredient. The paclitaxel supply was adjusted during the second quarter of 2005 to reflect a $1.7 million write-down to its estimated re-sale value based on current prices obtained from an external vendor.

As we have adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement with NPI in October 2005. Under the amended agreement, we will receive $0.8 million, which is held in escrow, to relieve all obligations of undelivered paclitaxel from NPI. In addition, the agreement grants NPI the exclusive right to purchase up to 5 kilograms of our paclitaxel supply at our original cost through September 1, 2006.

8.	Legal Proceedings

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

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, Jim Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a consolidated and amended class action complaint against CTI, James Bianco and Jack Singer. The consolidated and amended complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 4, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading, in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Management believes that the allegations in the foregoing actions are without merit and intend to defend the actions vigorously.

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

9.	Subsequent Events

Proposed Termination of Chugai Agreement

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Recently, we have been in discussions with Chugai about the relinquishing by Chugai of its rights to certain Asian markets while retaining our development and commercialization rights of XYOTAX in these territories. In October 2005, we received a letter from Chugai proposing the termination of the License Agreement.

Additional Workforce Reduction

In October 2005, we announced workforce reductions for our European operations in a continued effort to reduce costs and conserve capital. We expect to incur costs of approximately $2.1 million for severance and other restructuring charges related to the workforce reduction. We may incur additional charges related to asset impairments and other non-cash restructuring charges. As of September 30, 2005, no employees had received notice of termination.

Convertible Senior Notes Offering

In November 2005, we completed the issuance of $82 million of 6.75% convertible senior notes due in 2010. The notes bear interest at a rate 6.75% per annum with interest payable semi-annually in April and October of each year and are convertible at the rate of 380.37 shares of common stock per $1,000 principal amount of notes which is equivalent to a price of approximately $2.63 per share. We also issued warrants to purchase 350,000 shares of common stock within five years at an exercise price of $3.50 per share to the underwriter of these notes. On April 30, 2006, holders of the notes have the right to cause us to redeem in cash up to 30% of the aggregate amount of the notes, or approximately $24.6 million, on a pro-rata basis, excluding any accrued and unpaid interest. We must hold this amount in escrow through April 30, 2006 in order to fund any such redemptions. We have the option to redeem all of the notes if the closing price per share of our common stock has exceeded 125% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. The redemption price will be par including accrued and unpaid interest up to but not including the redemption date. Upon any conversion of the notes, we will pay the holder of the notes a make-whole payment equal to $337.50 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. Under this agreement we must also file a shelf registration statement within 45 days of the initial issuance of the notes. Further, if we fail to have the shelf registration statement declared effective by the 90th day following the initial issuance of the notes, we must pay additional interest of 0.50% per year on the principal amount of the notes until the registration statement becomes effective.

Conversion of Senior Subordinated Convertible Notes

In conjunction with issuance of the 6.75% convertible senior notes, we also entered into a Conversion and Placement Agreement, or CAP agreement, with two existing holders of approximately $38.4 million of our outstanding 5.75% Convertible Senior Subordinated Notes, or 5.75% notes, and 4% Convertible Senior Subordinated Notes, or 4% notes. Pursuant to the agreement, the CAP holders have agreed to exercise their right to convert their 5.75% notes and 4% notes into approximately 3.3 million shares of our common stock. In consideration for this exercise, we also issued to the CAP holders approximately 9.9 million additional shares of our common stock which includes 6.5 million shares issuable upon exercise of zero strike price warrants. Under the terms of this agreement we must have a resale registration statement with respect to these shares declared effective by November 30, 2005. If we fail to do this we will be required to make a liquidated damages payment of approximately $1.2 million. In addition, on the last business day of each month following November 2005 that this resale registration statement has not been declared effective, we must make an additional payment in the amount of 0.25% of the market value of the additional 9.9 million shares issued. Pursuant to this agreement we have also agreed that we will not issue any common stock or any other equity security exercisable into common stock for a period of 45 days following the date on which the registration statement is declared effective.

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

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary cancer drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of September 30, 2005, we had incurred aggregate net losses of approximately $806.6 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

On January 1, 2004, we completed our merger with Novuspharma S.p.A., a public biopharmaceutical company located in Italy, currently Cell Therapeutics Europe S.r.l., or CTI (Europe). This provided us with worldwide rights to pixantrone, approximately $92.5 million of cash and cash equivalents upon closing of the acquisition, and a drug discovery organization and staff with an extensive track record in cancer drug development. The merger and addition of pixantrone to our pipeline are consistent with our strategy of growth by strategic acquisition and our goal to develop improved cancer therapies.

On July 18, 2005, we completed the divestiture of TRISENOX® (arsenic trioxide), an anti-cancer compound, and certain proteasome assets to Cephalon Inc., or Cephalon, for proceeds of approximately, $67.1 million, net of broker fees, which remains subject to a final closing working capital adjustment as of September 30, 2005. In connection with the divestiture, we were required to repay our royalty obligation to PharmaBio Development, Inc., or PharmaBio and, after this repayment, our net proceeds were approximately $27.7 million. In addition, in the future we may potentially receive up to an additional $100 million if Cephalon is successful in achieving certain sales and development milestones, although achievement of such milestones is uncertain. As TRISENOX was our only commercial product, we will no longer have revenues from product sales subsequent to the divestiture.

XYOTAX

In June 1998, we entered into an agreement with PG-TXL Company, L.P., or PG-TXL, and scientists at The University of Texas M. D. Anderson Cancer Center, granting us an exclusive worldwide license to the rights to paclitaxel poliglumex and to all potential uses of PG-TXL’s polymer technology. Paclitaxel poliglumex is paclitaxel linked to polyglutamate, and is branded as XYOTAX™. Under the terms of the agreement, we will fund the research, development, manufacture, marketing and sale of drugs developed using PG-TXL’s polymer technology. As of September 30, 2005, we have made $5.0 million in milestone payments upon the attainment of significant achievements and are obligated to make additional future development milestone payments of up to $15.5 million. We are also obligated to make royalty payments on net product sales as defined in the agreement.

In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai made a $3.0 million initial payment, which has been recorded as deferred revenue and is being recognized as license revenue over the development period of approximately seven years on a straight-line basis. Under the agreement, we received and recognized as revenue a $3.0 million milestone payment during 2002 resulting from the filing of the first investigational new drug application, or IND, in Japan. We may also receive future milestone payments totaling up to $13.0 million upon Chugai’s achievement of certain milestones, and we are entitled to receive royalties on product sales in the territories covered under the agreement. Chugai has also committed to incur up to $54.0 million in development expenditures over the course of the licensing agreement. As of September 30, 2005, we have received approximately $3.8 million in development expenditure reimbursements from Chugai. Recently, we have been in discussions with Chugai about the relinquishing by Chugai of its rights to certain Asian markets while retaining our development and commercialization rights of XYOTAX in these territories. In October 2005, we received a letter from Chugai proposing the termination of the License Agreement.

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

In May 2005, we announced that the STELLAR 2 and 4 clinical trials demonstrated comparable survival with significant reductions in certain serious side effects compared to the comparator arms, although both studies missed their primary endpoints of superior overall survival. However, a meta analysis of the STELLAR 3 and 4 studies demonstrates a statistically significant improvement in median, 1 year and overall survival compared to women receiving standard first-line chemotherapy. In addition, a phase II clinical trial that we reported in September 2005 demonstrated a survival advantage for women receiving XYOTAX as first-line therapy for NSCLC when compared to men. We believe this data indicates a potential favorable alternative for women with NSCLC. In addition to a potential survival advantage for women, our phase III trials demonstrated that single agent XYOTAX (175-210 mg/m2) has a significantly reduced incidence of severe side effects, including a reduction in severe neutropenia, febrile neutropenia, infection and anemia when compared to patients receiving standard chemotherapy agents gemcitabine, vinorelbine or docetaxel. XYOTAX also resulted in less severe allergic reactions, hair loss, and requirements for growth factor support than patients receiving standard chemotherapy. However, a higher rate of severe neuropathy (4%) was observed for XYOTAX (175 mg/m2) compared to comparator agents.

We believe XYOTAX addresses an important medical need – an effective, better tolerated taxane with easier administration. We, therefore, plan to submit a new drug application, or NDA, with the FDA for XYOTAX as first-line monotherapy for women with advanced NSCLC who have PS2 based on data from the pooled analysis of our STELLAR 3 and 4 first-line trials. To support this indication, we also plan to initiate an additional study for XYOTAX as first-line monotherapy in women and to have interim results available at the time of FDA review of the NDA, as an alternative to waiting for the completion of the study. In Europe, we plan to submit a marketing authorization application, or MAA, based on non inferior survival and improved side effect profile demonstrated in our front line pivotal trials. We will need additional positive input from the scientific committee of the EMEA prior to submitting an MAA on these bases. We are targeting submission of an NDA for XYOTAX in the second half of 2006 and, depending on the duration of the review cycle and positive interim results of the first-line clinical trial in women, a U.S. XYOTAX approval targeted in 2007 with launch shortly thereafter. Approval in the EU would be targeted approximately 15 months following the submission of an MAA, which is targeted in the second half of 2006.

In October 2005, we announced that we had received notification from the Japanese Patent Office that patent coverage extending to XYOTAX is allowable in Japan. CTI has an exclusive license to this Japanese patent property. The patent, when issued, will provide patent protection for XYOTAX in Japan until 2018. In addition to this licensed patent property in Japan, CTI has licensed issued patents in the United States and allowed coverage in Europe that encompasses XYOTAX.

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

In December 2004, we entered into a royalty interest financing arrangement with PharmaBio, for $25.0 million in financing and $5.0 million in services to be provided by PharmaBio and its affiliates and paid by PharmaBio.

On July 18, 2005, we completed the divestiture of TRISENOX and certain proteasome assets to Cephalon. In connection with the divestiture, we made a payment to PharmaBio of $39.4 million from the proceeds received from the transaction, terminating our obligations under the financing agreement with PharmaBio. PharmaBio’s obligation to provide to us the remainder of the $5.0 million in services survived the termination of our obligations.

PIXANTRONE

We acquired pixantrone, a novel compound, for the potential treatment of non-Hodgkin’s lymphoma, or NHL, through our merger with Novuspharma S.p.A. in January 2004. We have several clinical trials ongoing, including a pivotal phase III trial for the treatment of patients with relapsed aggressive NHL. In July 2004, we announced that the FDA granted fast track designation for pixantrone for the potential treatment of relapsed aggressive NHL on the basis that relapsed aggressive NHL in third-line or subsequent recurrence is a life threatening disease and responses have been noted in phase II trials with patients with relapsed, aggressive NHL. Based on the complexity of the phase III pixantrone protocol design and the limited patient population, we are targeting an interim analysis from the ongoing phase III study late in the second quarter of 2006, and if successful, we would submit an NDA for accelerated approval. We do not expect to receive significant cash inflows from pixantrone for at least the next several years, if ever.

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

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Product sales are generally recorded upon shipment net of an allowance for estimated returns and discounts. Customers may return damaged or expired inventory up to one year after the expiration date. In estimating returns, we analyze historical returns and sales patterns. To arrive at the accrual for product returns, we match the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage is applied to current period sales. Allowances for returns, discounts and bad debts are netted against accounts receivable. If customers have product acceptance rights or product return rights, and we are unable to reasonably estimate returns related to that customer or market, we defer revenue recognition until such rights have expired. Revenues from product sales are currently the result of sales of TRISENOX, which was our only commercial drug, and as such, subsequent to the divestiture of TRISENOX to Cephalon, no product sales revenues are expected until another commercial product is approved.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values.

Valuation of Goodwill

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment by comparing the fair value of our single reporting unit to its carrying value. Our estimate of fair value is based on our current market capitalization. If the fair value of the asset is less than the carrying value, an impairment charge would be recorded.

Derivative Financial Instruments

We are subject to risks associated with fluctuations in the LIBOR interest rate from lease payments on our leased aircraft. Our policy is to hedge a portion of these forecasted transactions through an interest rate swap agreement. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive income or loss in shareholders’ deficit and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The swap was fully effective at September 30, 2005 and December 31, 2004. We do not enter into forward agreements for trading purposes.

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

Restructuring Charges

We have recorded significant accruals for certain termination and severance costs in connection with our restructuring activities, including estimates pertaining to employee separation costs and related abandonment of excess facilities. Restructuring charges related to employee separation costs and excess facilities are recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004.

Product sales. TRISENOX was, prior to its divestiture to Cephalon, our pharmaceutical grade arsenic product that has been approved by the FDA, EMEA and the JMH to treat patients with relapsed or refractory APL. We recorded net product sales of approximately $1.2 million and $8.4 million for TRISENOX for the three months ended September 30, 2005 and 2004, respectively. The decrease in net sales is due to the divestiture of TRISENOX to Cephalon resulting in no TRISENOX sales subsequent to July 18, 2005.

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

For the three months ended September 30, 2005, we recognized approximately $0.1 million of license and contract revenue which related to the amortization of the initial payments from Chugai. For the three months ended September 30, 2004, we recognized approximately $0.2 million of license and contract revenue, of which $0.1 million related to the amortization of the initial payments from Chugai and Nippon and approximately $0.1 million related to cost reimbursements for development expenses received from Chugai.

Cost of product sold. The cost of product sold during the three months ended September 30, 2005 and 2004 was approximately $0.1 million and $0.4 million, respectively. Our gross margins have remained relatively consistent. Cost of product sold consists primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable. Due to the divestiture of TRISENOX to Cephalon, there was no cost of product sold subsequent to July 18, 2005.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Compounds under development:
XYOTAX	$2,626	$7,367
TRISENOX	—	1,560
Pixantrone	1,940	1,253
Other compounds	407	120
Operating expenses	7,161	7,755
Discovery research	1,206	2,552

Total research and development expenses	$13,340	$20,607

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $164.1 million, $28.9 million and $11.9 million, respectively. Costs for pixantrone prior to our merger with Novuspharma in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $13.3 million for the three months ended September 30, 2005, from approximately $20.6 million for the three months ended September 30, 2004. Costs for our XYOTAX program decreased primarily due to a $5.2 million decrease in our Phase III trial costs attributable to the winding down of our STELLAR trials, offset by a $0.5 million increase in manufacturing costs related to qualifying new vendors in anticipation of an NDA filing. TRISENOX costs were eliminated due to the divestiture of TRISENOX to Cephalon. Pixantrone costs increased due to higher clinical trial expenses. Costs for other compounds increased primarily due to increased expenses to support the phase II trials for CT-2106. Operating expenses decreased primarily due to a reduction in the workforce as part of our restructuring activities. Discovery research costs decreased primarily as a result of decreased personnel and programs in conjunction with our restructuring activities. We expect continued decreases in research and development expenses in 2005 as compared to 2004 as a result of our divestiture of TRISENOX, restructuring activities and the delay in our NDA filing for XYOTAX.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. We reported XYOTAX STELLAR 3 clinical trial results in March 2005 and STELLAR 2 and 4 results in May 2005. We are targeting submission of an NDA for XYOTAX in the second half of 2006, and depending on the duration of the review cycle and positive interim results of the first-line clinical trial in women, a U.S. XYOTAX approval targeted in 2007 with launch shortly thereafter. Approval in the EU would be targeted approximately 15 months following the submission of an MAA, which is targeted in the second half of 2006.

We anticipate that we will not generate revenue from the sale of commercial drugs for at least the next several years, if ever. Without revenue generated from commercial sales, we anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $12.5 million for the three months ended September 30, 2005, from approximately $18.5 million for the three months ended September 30, 2004. This decrease is primarily attributable to a decrease of $4.7 million related to a decrease in our sales and marketing efforts largely due to our divestiture of TRISENOX in the third quarter, an $0.8 million decrease in operating and personnel costs associated mainly with supporting our research and development and marketing activities, a $0.3 million decrease in corporate development expenses, and lower stock-based compensation charges of $0.3 million. Corporate development expenses include certain legal expenses, business development activities, charitable contributions, costs related to operating our aircraft, and our corporate communications programs. Our selling, general and administrative expenses will continue to decrease during the remainder of 2005, due to the divestiture of TRISENOX to Cephalon. In the event that we are able to move forward with the commercialization of XYOTAX, our sales and marketing expenses would then increase. Further, due to the variable accounting treatment of certain stock options and restricted stock awards, fluctuation in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation expense.

We are in the process of terminating our aircraft lease which could result in an estimated loss of $1.5 to $2.5 million based on current negotiations with our lessor. This potential loss is inclusive of estimated closing costs, the write-off of the estimated remaining net book value of leasehold improvements related to the aircraft, and the potential unwinding of our interest rate swap agreement. In order to terminate the lease, the lessor will sell the aircraft and we will owe the difference between the price they receive and the stipulated loss value as negotiated with the lessor. If we are able to terminate the lease, we expect our general and administrative expenses to decrease significantly in 2006.

Amortization of purchased intangibles. Amortization for the three months ended September 30, 2005 decreased to approximately $0.2 million from approximately $0.6 million for the three months ended September 30, 2004, due to patents that became fully amortized in December 2004.

Restructuring charges and related asset impairments. In June 2005, we announced a plan to reduce our workforce through selected layoffs of employees as part of our cost savings initiative in an effort to reduce costs and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. In conjunction with our workforce reduction, we vacated certain laboratory facilities. For the three months ended September 30, 2005, we recorded approximately $5.1 million in restructuring and asset impairment charges including a $4.7 million charge related to excess facilities costs, approximately $0.3 million in write-downs related to asset impairments and $0.1 million due to a reduction in workforce. We expect to have additional restructuring charges in the fourth quarter related to our announced workforce reductions for our European operations.

Gain on divestiture of TRISENOX. The gain for the three months ended September 30, 2005 relates to the portion of the gain recognized on the divestiture of TRISENOX and certain proteasome assets to Cephalon. We are providing transition services to Cephalon related to the TRISENOX and proteasome assets for a period of up to six months post-closing, with a possible three month extension. During the three months ended September 30, 2005, we recognized $30.5 million of the gain on the divestiture of TRISENOX and proteasome assets and recorded deferred revenue of $39.0 million as of September 30, 2005.

Investment and other income. Investment and other income increased to approximately $414,000 for the three months ended September 30, 2005 from approximately $375,000 for the three months ended September 30, 2004. This increase is primarily due to a higher average securities available-for-sale balance during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Interest expense. Interest expense increased to approximately $3.0 million for the three months ended September 30, 2005 from approximately $2.7 million for the three months ended September 30, 2004. The increase is primarily due to interest during the three months ended September 30, 2005 of $0.3 million on the $25.0 million royalty interest financing arrangement entered into with PharmaBio in December 2004. Due to the divestiture of TRISENOX to Cephalon, and the resulting extinguishment of the PharmaBio royalty obligation, there was no interest expense on this royalty obligation subsequent to July 18, 2005, the closing date of the transaction.

Foreign exchange gain or loss. We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. Foreign exchange loss decreased to approximately $0.1 million for the three months ended September 30, 2005 from approximately $1.1 million for the three months ended September 30, 2004. There was no significant foreign currency exchange activity for the three months ended September 30, 2005. The exchange loss for the three months ended September 30, 2004 of approximately $1.1 million is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar investments held by CTI (Europe).

Loss on extinguishment of debt. The loss on extinguishment of debt for the three months ended September 30, 2005 relates to the repayment of our royalty obligation to PharmaBio as a result of the divestiture of TRISENOX. The loss of $6.4 million was calculated based on the excess of our termination payment of $39.4 million over the amount of the accreted royalty obligation and the unused portion of the prepaid service commitment at the time of extinguishment of $28.9 million and $4.1 million, respectively.

Nine months ended September 30, 2005 and 2004.

Product sales. We recorded net product sales of approximately $14.6 million and $20.2 million for TRISENOX for the nine months ended September 30, 2005 and 2004, respectively. The decrease in net sales is primarily due to the divestiture of TRISENOX to Cephalon resulting in no TRISENOX sales subsequent to July 18, 2005.

License and contract revenue. For the nine months ended September 30, 2005, we recognized approximately $0.3 million of license and contract revenue which related to the amortization of the initial payments from Chugai. For the nine months ended September 30, 2004, we recognized approximately $1.2 million of license and contract revenue, of which $0.7 million related to cost reimbursements for development expenses received from Chugai and approximately $0.5 million related to the amortization of the initial payments from Chugai and Nippon.

Cost of product sold. The cost of product sold during the nine months ended September 30, 2005 and 2004 was approximately $0.5 million and $0.9 million, respectively. Our gross margins have remained relatively consistent. Cost of product sold consists primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable. Due to the divestiture of TRISENOX to Cephalon, there was no cost of product sold subsequent to July 18, 2005.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Nine months ended September 30,
	2005	2004
Compounds under development:
XYOTAX	$14,695	$31,087
Pixantrone	5,104	5,122
TRISENOX	3,543	4,392
Other compounds	1,523	770
Operating expenses	25,116	24,173
Discovery research	5,601	7,743

Total research and development expenses	$55,582	$73,287

Research and development expenses decreased to approximately $55.6 million for the nine months ended September 30, 2005, from approximately $73.3 million for the nine months ended September 30, 2004. Costs for our XYOTAX program decreased primarily due to a $13.8 million decrease in our Phase III trial costs attributable to the winding down of our STELLAR trials, a $1.5 million non-reoccurring up-front payment to the GOG in March 2004, a $1.3 million decrease due to the near completion of two phase II clinical trials, and a $1.0 million decrease in preclinical costs offset by a $1.1 million increase in manufacturing costs related to the preparation for a potential NDA filing. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Costs for other compounds increased primarily due to costs for two Phase II clinical trials for CT-2106 that initiated enrollment in the fourth quarter of 2004. Discovery research costs decreased primarily as a result of decreased personnel and program costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $49.5 million for the nine months ended September 30, 2005, from approximately $58.4 million for the nine months ended September 30, 2004. This decrease is primarily attributed to a $6.5 million decrease in our sales and marketing expenses related to reduced commercialization efforts and headcount due to the divestiture of TRISENOX to Cephalon in the third quarter, a $2.1 million decrease in stock-based compensation charges, and a $1.6 million decrease in corporate development expenses, offset by a $1.2 million increase in marketing research costs for XYOTAX in preparation for a potential commercial launch and an increase of $0.2 million in operating and personnel costs.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of Novuspharma in January 2004. The $88.1 million charge for the nine months ended September 30, 2004 represents the estimated fair value of purchased technology that had not reached technological feasibility at the effective time of the merger.

Amortization of purchased intangibles. Amortization for the nine months ended September 30, 2005 decreased to approximately $0.7 million from approximately $1.7 million for the nine months ended September 30, 2004, due to patents that became fully amortized in December 2004.

Restructuring charges and related asset impairments. Restructuring activities and asset impairments totaled approximately $7.0 million for the nine months ended September 30, related to our efforts to reduce costs and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. In conjunction with our workforce reduction, we also vacated certain laboratory facilities. Restructuring activities and asset impairments include $4.7 million related to excess facilities charges, $1.5 million due to a significant reduction in workforce in the U.S. and $0.8 million in write-downs of tangible assets, primarily lab equipment in the U.S. that will cease to be used as we consolidate our research operations with CTI (Europe).

Gain on divestiture of TRISENOX. The gain for the nine months ended September 30, 2005 relates to the portion of the gain recognized on the divestiture of TRISENOX and certain proteasome assets to Cephalon. We are providing transition services to Cephalon related to the TRISENOX and proteasome assets for a period of up to six months post-closing, with a possible three month extension. During the nine months ended September 30, 2005, we recognized $30.5 million of the gain on the divestiture of TRISENOX and proteasome assets and recorded deferred revenue of $39.0 million as of September 30, 2005.

Investment and other income. Investment and other income was approximately $1.3 million for the nine months ended September 30, 2005 and 2004. Investment and other income primarily relates to income on our investments in securities available-for-sale.

Interest expense. Interest expense increased to approximately $10.8 million for the nine months ended September 30, 2005 from approximately $8.1 million for the nine months ended September 30, 2004. The increase is primarily due to interest during the nine months ended September 30, 2005 of $2.8 million on the $25.0 million royalty interest financing arrangement entered into with PharmaBio in December 2004.

Foreign exchange gain. We recognize foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. There was no significant foreign currency exchange activity for nine months ended September 30, 2005. The exchange loss for the nine months ended September 30, 2004 of approximately $0.9 million is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar investments held by CTI (Europe).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had approximately $41.0 million in cash and cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities decreased to approximately $97.7 million during the nine months ended September 30, 2005, compared to approximately $113.0 million for the same period during 2004. The decrease in net cash used in operating activities during the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to the decrease in our net loss, excluding a gain on the divestiture of TRISENOX to Cephalon, a charge in 2005 related to the loss on extinguishment of our royalty obligation with PharmaBio and a non-cash charge in 2004 related to acquired in-process research and development resulting from our merger with Novuspharma. We believe that our operating expenses for the remainder of 2005 will be less than those in the comparable 2004 period primarily due to reduced development costs for XYOTAX, the divesture of TRISENOX and cost cutting measures we have implemented and will continue to implement.

Net cash provided by investing activities totaled approximately $67.5 million during the nine months ended September 30, 2005, compared to net cash provided of approximately $115.8 million for the same period during 2004. The net cash provided by investing activities during the nine months ended September 30, 2005 was primarily due to proceeds from the divestiture of TRISENOX and proceeds from sales and maturities of securities available-for-sale, offset in part by purchases of securities available-for-sale. The net cash provided by investing activities during the nine months ended September 30, 2004 was primarily due to cash acquired through our merger with Novuspharma in January 2004 and proceeds from sales and maturities of securities available-for-sale, offset in part by purchases of securities available-for-sale.

The net cash used in financing activities of approximately $40.2 million during the nine months ended September 30, 2005 was primarily due to the repayment of $39.4 million for our royalty obligation with PharmaBio. The net cash provided by financing activities of approximately $45.2 million for the same period during 2004 primarily related to $45.6 million in net proceeds received from a public offering of 10,350,000 shares of our common stock in August 2004.

We expect to generate losses from operations for at least the next several years due to research and development costs for XYOTAX, pixantrone and CT-2106.

In November 2005, we completed a senior convertible note offering which raised approximately $82 million in gross proceeds, of which $24.6 million of this amount must be held in escrow until April 30, 2006 to fund potential mandatory redemptions of these notes. Although we have recurring losses, we believe that our current cash balances, including proceeds obtained from this offering, net of amounts held in escrow, as well as our ability to control expenditures will be sufficient to fund our anticipated net losses, debt service obligations, and capital expenditures for the next twelve months based on current activities. We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. Additional financing may not be available when needed or, if available, we may not be able to obtain it on terms favorable to us or to our shareholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result.

Periodically, we may receive certain grants and subsidized loans from the Italian government and the EU through CTI (Europe). However, to date such grants have not been significant and we may not receive such funding because the grants and subsidies are awarded at the discretion of the relevant authorities. In addition, our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	success in acquiring or divesting products, technologies or businesses;

•	progress in and scope of our research and development activities; and

•	competitive market developments.

The following table includes information relating to our contractual obligations as of September 30, 2005 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
5.75% Convertible senior subordinated notes (1)	$85,459	$—	$85,459	$—	$—
4.0% Convertible senior subordinated notes (2)	75,000	—	—	75,000	—
5.75% Convertible subordinated notes (3)	29,640	—	29,640	—	—
Interest on convertible and convertible senior subordinated notes	32,174	9,618	17,306	5,250	—
Operating leases:
Facilities	42,406	9,085	14,579	9,672	9,070
Aircraft (4)	12,366	1,927	3,854	3,854	2,731
Long-term debt (5)	3,312	786	615	747	1,164

	$280,357	$21,416	$151,453	$94,523	$12,965

(1)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of $10.00 per share.

(2)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.50 per share.

(3)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $34.00 per share.

(4)	We are in the process of terminating our aircraft lease which could result in an estimated loss of $1.5 to $2.5 million based on current negotiations with our lessor. Upon termination of the lease and payment of this loss, there would be no additional contractual obligations related to the aircraft.

(5)	Long-term debt does not include $4.7 million related to excess facilities charges, $0.1 million recorded as interest rate swap and $1.5 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employees’ separation from the Company.

In November 2005, we issued $82 million of 6.75% convertible senior notes that are convertible into shares of CTI common stock at a conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $2.63 per share. In conjunction with issuance of the 6.75% convertible senior notes, we also entered into an agreement with two existing holders to extinguish approximately $19.9 million of our outstanding 4% convertible senior subordinated notes and approximately $18.5 million of our outstanding 5.75% convertible senior subordinated notes.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of September 30, 2005, we had an accumulated deficit of approximately $806.6 million. Effective July 18, 2005, we divested our sole commercial product TRISENOX and we may never become profitable, even if we are able to commercialize other products. We are pursuing regulatory approval for XYOTAX and will need to conduct research, development, testing and regulatory compliance activities expenses for which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future.

We expect to need to raise additional funds in the near future, and they may not be available on acceptable terms, or at all.

We expect that our existing capital resources, including the proceeds from our November 2005 convertible senior notes offering, will enable us to maintain our operations for at least the next twelve months; however, to fully fund ongoing and planned activities beyond the next twelve months, we will need to raise additional funds. In particular, we will need to raise additional funds to complete the confirmatory trial referred to above and the regulatory process for XYOTAX.

If our plans or assumptions change or are inaccurate, it will affect the amount of additional funds we will need to raise. We may raise such capital through public or private equity financings, partnerships, debt financings or restructurings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to XYOTAX, pixantrone and other products we may be developing. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, shareholders may experience dilution of their proportionate ownership of us.

The terms of our newly issued 6.75% convertible senior notes and the terms of the related Conversion and Placement Agreement preclude us from pursuing certain financings for various periods of time, and if one or more of the resale registration statements that we have agreed to file is not declared effective, we may be precluded from raising funds through equity or debt financings for an extended period of time.

We may be delayed, limited or precluded from obtaining regulatory approval of XYOTAX given that three of our STELLAR phase III clinical trials for the treatment of non-small cell lung cancer did not meet their primary endpoints.

In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of XYOTAX in non-small cell lung cancer. All three trials, which were designed to demonstrate a significant improvement in overall survival compared to current marketed agents for treating NSCLC, did not achieve their primary endpoints of superior overall survival. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. Our success depends in large part on obtaining regulatory approval of XYOTAX. Our filing strategy for XYOTAX has not been previewed or approved by the FDA, the EMEA or any other regulatory authority, and we expect that obtaining regulatory approval based on our current clinical trial data will be difficult for the reasons stated above in the summary.

Without a successful additional trial or positive interim results from that additional trial, we expect a difficult regulatory review from the FDA, which may preclude obtaining approval of our NDA for a number of reasons: our trials failed to meet their primary endpoints and the FDA has taken the view that it will not favorably review secondary endpoints on data absent achievement of primary endpoints; while gender-specific survival was pre-specified in the analysis plan, women over men gender-specific survival was not a pre-specified endpoint; and, while the FDA has recently reviewed NDAs based on pooled analyses, none have been approved in the past. We are not pursuing approval from the FDA based on non-inferiority which is usually the basis for making a comparable survival claim.

A successful regulatory review from the EMEA is also not assured. While one EMEA member country supported using a non-inferiority overall survival endpoint for each of the STELLAR first-line studies, the EMEA Scientific Advice Working Group will need to agree on the statistical tests and methodologies used to support this non-inferiority endpoint. The EMEA Scientific Advice Working Group may not reach such an agreement and may not support submission to the EMEA for review and potential approval.

We have a substantial amount of debt.

After giving effect to our 6.75% convertible senior notes offering and Conversion and Placement Agreement, which closed in November 2005, we will have outstanding over $233 million of debt. Over $96 million of this debt comes due in 2008 and over $137 million comes due in 2010. Our annual interest expense, including the interest payable pursuant to the 6.75% convertible senior notes, will be over $13 million. Unless we generate substantial sales from one of our potential products or raise substantial additional capital, we may not be able to repay this debt or the interest, liquidated damages or other payments with respect to our debt. Prior to this debt becoming due, we may engage in one or more restructuring transactions which could involve, among other things, in an effective increase in interest rates, alteration of terms or exchanges involving the issuance of additional shares of common stock or other arrangements which may dilute or be adverse to the value of our common stock.

We are subject to extensive government regulation.

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other countries. Failure to comply with regulatory requirements could result in various adverse consequences, including possible delay in approval or refusal to approve a product, withdrawal of approved products from the market, product seizures, injunctions, monetary penalties, or criminal prosecution.

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agency. With the exception of TRISENOX, which we recently divested to Cephalon, none of our products have received approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. If our products are not approved in a timely fashion, our business and financial condition may be adversely affected.

The next product for which we expect to request approval is XYOTAX. We intend to request that the FDA approve XYOTAX as first-line monotherapy for women with advanced NSCLC who have poor performance status (PS2) based on data from a pooled analysis of two trials. We also plan to initiate an additional study of XYOTAX as first-line monotherapy in women and to have interim results available at the time of FDA review. Based on feedback from the FDA, we expect that it will be difficult to obtain approval based on the data available from our existing trials, and we cannot be sure that XYOTAX will be approved based on this submission or on any other submission in the future.

In addition, both before and after approval, our contract manufacturers and our products are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. Manufacturing processes must conform to current Good Manufacturing Practice, or cGMPs. The FDA and other regulatory authorities periodically inspect manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort to maintain compliance.

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

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•	If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products including, among others, Bristol-Myers Squibb Co., which markets paclitaxel; Aventis, which markets docetaxel; Genentech and OSI Pharmaceuticals, which market Tarceva™; Genentech, which markets Avastin™, Lilly, which markets Alimta®, and American Pharmaceutical Partners, which markets Abraxane™. In addition, several companies such as NeoPharm Inc. and Sonus Pharmaceuticals, are also developing novel taxanes and formulations which could compete with our products.

•	Because pixantrone is intended to provide less toxic treatment to patients who have failed standard chemotherapy treatment, if pixantrone is brought to market, it is not expected to compete directly with many existing chemotherapies. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed.

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

Prior to commercialization, each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. The development of anti-cancer drugs, including those we are currently developing, is unpredictable and subject to numerous risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons including that they may:

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

We divested our commercial product, TRISENOX, that received marketing approval for relapsed or refractory APL. XYOTAX, pixantrone and CT-2106 are currently in clinical trials and may not be successful. Our STELLAR phase III clinical trials for XYOTAX for the treatment of non-small cell lung cancer failed to meet their primary endpoints. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, in our first phase III human trial for lisofylline, completed in March 1998, we failed to meet our two primary endpoints, or goals, even though we met our endpoints in two earlier phase II trials for lisofylline. We will need to commit significant time and resources to develop these and additional product candidates. Our product candidates will be successful only if:

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

We may not obtain authorization to permit product candidates that are already in the preclinical development phase to enter the human clinical testing phase. Authorized preclinical or clinical testing may not be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Clinical testing may not show potential products to be safe and efficacious and potential products may not be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. Data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our clinical trial results. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks or for other reasons. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests as well as competition with other clinical testing programs involving the same patient profile but different treatments.

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

We have entered into collaborative arrangements with third-parties to develop and/or commercialize product candidates and are currently seeking additional collaborations. For example, we entered into an agreement with the Gynecologic Oncology Group to perform a phase III trial of XYOTAX in patients with ovarian cancer. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates. If we fail to enter into additional collaborative arrangements or fail to maintain our existing collaborative arrangements, the number of product candidates from which we could receive future revenues would decline.

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

As a result of our merger with Novuspharma, our operations need to comply not only with applicable laws of and rules of the United States, including Washington law and the rules and regulations of the SEC and the Nasdaq National Market, but also the European Union legal system and the Republic of Italy, including the rules and regulations of CONSOB and Borsa Italiana, which collectively regulate companies listed on Italy’s public markets such as the Nuovo Mercato. Conducting our operations in a manner that complies with all applicable laws and rules will require us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all regulatory regimes.

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

Risks Related To The Securities Markets

Our stock price is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended September 30, 2005, our stock price ranged from a low of $1.97 to a high of $10.85. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	changes in health care policies and practices;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. In the case of our company, beginning in March 2005, several class action lawsuits were instituted against CTI, James Bianco and Max Link and a derivative action lawsuit was filed against CTI’s full board of directors. See the section under the heading “Legal Proceedings.” As a result of these lawsuits, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business in order to respond to the litigation.

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

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at September 30, 2005 and December 31, 2004 was $8.2 million and $10.8 million, respectively. A one percent change in interest rates would not significantly impact the fair value of our securities available-for-sale as of September 30, 2005 and December 31, 2004, respectively.

We may manage our interest rate market risk, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In 2001, we entered into a long-term operating lease that had a variable rent component that was based on LIBOR. In connection with this lease, we entered into an interest rate swap agreement to limit our interest rate exposure. This swap agreement has been designated as a cash flow hedge. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of accumulated other comprehensive loss in shareholders’ deficit. As of September 30, 2005 and December 31, 2004, the fair value of the interest rate swap was a liability of approximately $0.1 million and $0.4 million, respectively.

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

We have foreign exchange risk related to foreign-denominated cash and cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at September 30, 2005 of $8.6 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $0.4 million, $0.9 million and $1.7 million.

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

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2005, we experienced a significant amount of turnover in our Italian operations including the Managing Director, Vice President of Finance and Administration and a number of individuals supporting the finance and accounting function. As a result of this turnover and the use of less experienced personnel, we have identified potential internal control deficiencies in our Italian operations, primarily in the areas of segregation of duties and sufficient experience with the application of U.S. generally accepted accounting principles. Management is in the process of hiring additional staff and has hired an interim financial consultant and consulting firm to address these potential deficiencies.

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

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, Jim Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a consolidated and amended class action complaint against CTI, James Bianco and Jack Singer. The consolidated and amended complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 4, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading, in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Management believes that the allegations in the foregoing actions are without merit and intend to defend the actions vigorously.

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

Item 6.	Exhibits

(a)	Exhibits

10.1(1)	Conversion and Placement Agreement dated October 31, 2005, by and among Cell Therapeutics, Inc. and Linden Capital L.P. and Sunrise Partners Limited Partnership.

10.2(2)	Indenture, dated November 4, 2005, between Cell Therapeutics, Inc. and U.S. Bank National Association, as trustee.

10.3(2)	Registration Rights Agreement, dated November 4, 2005, between Cell Therapeutics, Inc. and the initial purchaser.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on November 3, 2005.

(2)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on November 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: November 14, 2005	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: November 14, 2005	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer,
Chief Accounting Officer)