Form 10-K
period 2005-12-31
CELL THERAPEUTICS INC
filed 2006-03-16
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _______________________

Commission file number: 001-12465

CELL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1533912 (I.R.S. Employer Identification Number)

501 Elliott Avenue West, Suite 400 Seattle, WA 98119 (Address of principal executive offices)	98119 (Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100

Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, no par value	Name of each exchange on which registered NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not require to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2005 was approximately $181,725,000, based on the closing price of such shares on the NASDAQ National Market on June 30, 2005. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 10, 2006 was 101,272,228.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2006, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2005 to which this Report relates.

CELL THERAPEUTICS, INC.

Forward Looking Statements

This Form 10-K and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•	any projections of future earnings, revenues or other financial items;

•	any statements of the plans and objectives of management for future operations:

•	any statements concerning proposed new products or services;

•	any statements regarding future operations, plans, regulatory filings or approvals;

•	any statements on plans regarding proposed or potential clinical trials or new drug filing strategies;

•	any statements concerning proposed new products or services;

•	any statements regarding pending or future mergers or acquisitions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

When used in this Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. These factors include, but are not limited to, those listed under “Factors Affecting Our Operating Results and Financial Condition,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K.

We will not update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

PART I

Item 1.    Business

Overview

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer. We are developing XYOTAX, paclitaxel poliglumex, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. Our STELLAR 2, 3, and 4, phase III clinical studies for XYOTAX did not meet our primary endpoint of superior overall survival. However, we believe a pooled analysis of STELLAR 3 and 4 demonstrates a statistically significant survival advantage among women receiving XYOTAX when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of XYOTAX and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR first-line trials. We believe the lack of safe and effective treatments for women with advanced first-line NSCLC who are performance status 2 represents an unmet medical need. We plan to submit a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for XYOTAX as first-line monotherapy for women with advanced NSCLC who have poor performance status (PS2) based on data from the pooled analysis of our STELLAR 3 and 4 first-line trials and our PGT202 study. To support this application, we have initiated an additional study, known as the PIONEER, or PGT305, study, for XYOTAX as first-line monotherapy in PS2 women with NSCLC, with a target of having interim results available from this study at the time of FDA review of that NDA, as an alternative to waiting for the completion of the study. In Europe, we plan to submit a marketing authorization application, or MAA, based on a non inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR 2, 3, and 4 pivotal trials. We will need additional positive input from the scientific committee of the European Medicines Agency, or EMEA, prior to submitting an MAA on this basis. We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. We are targeting an interim analysis from our ongoing phase III study of pixantrone late in the second quarter of 2006, and depending on the results of this analysis, a second interim analysis may be performed in the second half of 2006. We also are developing CT-2106, polyglutamate camptothecin, which is in the phase II component of a phase I/II trial in combination with 5FU/LV for the treatment of colorectal cancer relapsing following FOLFOX therapy and a phase II trial in ovarian cancer. In the first half of 2005, we commenced a cost savings initiative, including a reduction of workforce, in an effort to conserve capital and focus on programs with the greatest near term commercial potential.

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

“CTI” and “XYOTAX” are our proprietary marks. All other product names, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

The Oncology Market

Overview.    According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the United States, resulting in close to 570,000 deaths annually. The National Cancer Institute estimates that approximately 9.8 million people in the United States with a history of cancer were alive in January 2001, and it is estimated that one in three American women, and one in two American men will develop cancer in their lifetime. Approximately 1.4 million new cases of cancer were expected to be diagnosed in 2005 in the United

States. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease. At the time of diagnosis, 70% of patients have tumors that have already spread to other parts of the body. Therefore, almost all receive systemic therapy such as chemotherapy during the course of their disease.

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

CTI Strategy

Our goal is to become a leading cancer drug company. The following are the key elements of our business strategy:

•	We target development and registration strategies in the United States and Europe that take advantage of the ability to accelerate approval either because there is an unmet medical need, or because our product profiles demonstrate significant improvement in efficacy, toxicity or safety over competitive drugs.

•	We plan to devote a substantial portion of our efforts to develop XYOTAX and pixantrone.

•	We have research and development capabilities focused on continued application of our patented polymer drug delivery technology to expand our portfolio of improved versions of currently marketed anti-cancer drugs. In addition, we are actively investigating approaches to improving current therapeutic agents against validated drug targets in order to discover novel agents with improved side effect and efficacy profiles compared to competitor drugs

•	We actively explore opportunities to in-license or acquire complementary products, technologies or companies.

XYOTAX (paclitaxel poliglumex)

We are developing XYOTAX, a novel biologically enhanced chemotherapeutic agent which links a widely used anti cancer agent, paclitaxel, to a polyglutamate polymer for the potential treatment of NSCLC and ovarian and other cancers. XYOTAX utilizes a biodegradable polymer to deliver the chemotherapeutic agent paclitaxel preferentially to tumor tissue. By linking paclitaxel to a biodegradable amino acid carrier, the conjugated chemotherapeutic agent is inactive in the bloodstream, sparing normal tissues the toxic side effects of chemotherapy. The chemotherapeutic agent is activated and released once inside a cell, such as a tumor cell. More than 1,700 patients were treated in our three pivotal phase III trials of XYOTAX for the treatment of NSCLC. While each of these trials missed their primary endpoint of superior overall survival, women treated with XYOTAX for newly diagnosed advanced NSCLC had a significant improvement in their overall survival compared to women or men treated with standard chemotherapy. In addition, with single-agent XYOTAX, we observed a significant reduction in most of the severe toxic side effects associated with the standard chemotherapy agents studied in the STELLAR trials.

Taxanes, which include paclitaxel and docetaxel, are one of the best-selling classes of chemotherapies. Paclitaxel, one of two marketed taxanes, is branded as Taxol and is approved for the treatment of NSCLC, ovarian cancer and breast cancer, although it is considered a standard of care in lung and ovarian cancers, where it is most widely used. XYOTAX, a novel biologically enhanced chemotherapeutic links polyglutamate to paclitaxel, the active ingredient in Taxol. Taxol is a formulation of paclitaxel in a mixture of polyethoxylated castor oil (Cremaphor) and ethanol, which is extremely irritating to blood vessels and requires surgical placement of a large catheter for administration. It also can cause severe life threatening allergic reactions that typically requires pre-medications with steroids and antihistamines in addition to a minimum of three hours of intravenous infusion and transportation of patients to and from their treatment location. Unlike formulations of Taxol, XYOTAX uses a biodegradable protein polymer to deliver chemotherapy preferentially to tumor tissue. XYOTAX is approximately 80,000 times more water-soluble than paclitaxel alone, allowing it to be dissolved in a simple water and sugar based solution and infused in the patient over approximately ten to twenty minutes. XYOTAX does not require routine premedication with steroids and antihistamines to prevent severe allergic reactions and patients can drive themselves to and from treatment centers. The distribution and metabolism of XYOTAX to tumor tissue and subsequent release of active paclitaxel chemotherapy appears to be enhanced by estrogen allowing for superior effectiveness in women with pre-menopausal estrogen levels. This gender targeted benefit could also be exploited in post menopausal women or men through estrogen supplementation.

XYOTAX for non-small cell lung cancer

The cancer drug most commonly used to treat NSCLC in the United States is paclitaxel. The ACS estimates that 150,000 new cases of NSCLC will be diagnosed in the United States in 2005 and approximately 128,000 of these patients are expected to receive chemotherapy. Of the estimated 128,000 NSCLC patients who receive chemotherapy, approximately 32,000 are classified as PS2. These patients tolerate chemotherapy poorly and have a significantly shorter median survival than healthier patients. Approximately 40,000 patients in the United States receive second-line treatment for NSCLC annually, for which docetaxel is the most commonly used agent to treat recurrent NSCLC.

In November 2003, we completed enrollment in our XYOTAX phase III pivotal trial, known as STELLAR 3, for the potential use in combination with platinum as front-line treatment of PS2 patients with NSCLC. In May 2004, we completed enrollment in our second pivotal phase III trial of XYOTAX, known as STELLAR 4, for the potential use as front-line single agent treatment of PS2 patients with NSCLC. In July 2004, we completed enrollment in our third pivotal phase III trial of XYOTAX, known as STELLAR 2, for the potential use as second-line single agent treatment of patients with NSCLC. Each of these studies was designed to demonstrate whether XYOTAX could improve overall survival when compared to standard chemotherapy comparator agents.

In March 2005, we announced that our XYOTAX STELLAR 3 clinical trial study missed its primary endpoint of superior overall survival. XYOTAX had a reduction in certain side effects, including hair loss, muscle and joint pain, and cardiac symptoms. In May 2005, we announced that both the STELLAR 2 and 4 clinical trials missed their primary endpoints of superior overall survival, but had significant reductions in certain severe side effects compared to the comparator agents.

In July 2005, at the 11th World Conference on Lung Cancer, we announced that in a pooled analysis of our STELLAR 3 and 4 pivotal trials the 97 women who received XYOTAX had a significant increase in median and overall survival (9.5 months vs. 7.7 months, hazard ratio 0.70, log rank p=0.03) and in 1 year survival (40% vs. 25%, p=0.013) compared to 101 women who received comparator control agents. These results pooled data from all women randomized on the STELLAR 3 and 4 trials (a so-called “intent to treat” analysis). Individually, neither study reached statistical significance for overall survival for women, although a positive trend was observed in both trials, with a strong trend in the STELLAR 4 trial (p=0.069). While analysis of survival by gender was pre-specified in the analysis plans for the trials, a gender specific survival advantage for women over men was not a pre-specified endpoint in either trial.

In September 2005, we presented new results from a recently completed phase II clinical trial, known as PGT202, of XYOTAX in the first-line treatment of men and women with advanced NSCLC, which demonstrated a survival advantage for women receiving XYOTAX as first-line therapy for NSCLC when compared to men. In this single arm study, the 35 women who received XYOTAX plus carboplatin had a 36 percent probability of living at least 1 year compared to 16 percent in the 39 men receiving the same regimen. A pooled analysis of the 463 patients treated with XYOTAX in the STELLAR 3, STELLAR 4 and PGT202 trials demonstrated a statistically significant survival advantage for women treated when compared to men, with women having a 39 percent probability of surviving at least 1 year compared to 25 percent for men (hazard ratio 0.63, log rank p=0.014).

In February 2006, we presented results that confirm the observation of enhanced efficacy in the presence of estrogen seen in the STELLAR first-line trials. In the three first-line trials of XYOTAX (PGT202, STELLAR 3, and STELLAR 4), women of pre-menopausal age or with normal estrogen levels had the strongest survival advantage over their counterparts. In an analysis of the 113 of 198 women in the pooled STELLAR 3 and 4 trial data who are of pre-menopausal age or normal estrogen level, women treated with XYOTAX had a highly significant prolongation in the 1 year and overall survival estimates compared to women treated with standard chemotherapy, with the XYOTAX patients having a 44% reduction in the overall risk of dying (log rank p=0.008) and a 43% 1 year survival estimate compared to 19% for women on standard chemotherapy (p=0.003). We believe these data indicate a potential favorable alternative for women with normal estrogen levels who have NSCLC.

In addition, our phase III trials demonstrated that single agent XYOTAX (175-210mg/m²) has a significantly reduced incidence of severe side effects, including a reduction in severe neutropenia, febrile neutropenia, infection and anemia when compared to patients receiving standard chemotherapy agents gemcitabine, vinorelbine or docetaxel. XYOTAX also resulted in less severe allergic reactions, hair loss, and requirements for growth factor support (Neupogen®, Neulasta®, Aranesp® and/or Epogen®) than patients receiving standard chemotherapy. However, a higher rate of severe neuropathy (4%) was observed for XYOTAX (175mg/m2) compared to comparator agents.

We plan to submit an MAA in Europe in the second half of 2006, which we do not expect to be limited to women, but which would be on the basis of non-inferior survival with improved side effect and tolerability profile. We believe that the STELLAR 3 and the STELLAR 4 trials demonstrated statistically non-inferior overall survival to comparator control agents (1 year survival 31% vs. 31%, p=0.018 and 26% vs. 26%, p=0.039 for STELLAR 3 and 4, respectively). However, non-inferiority was not a primary endpoint of either trial. While one European regulatory agency agreed to non-inferiority as a potential analysis in support of an MAA filing, one did not. We will require additional positive feedback from the EMEA scientific committee regarding the applicability of a non-inferiority analysis prior to filing.

The FDA has told us that accelerated, sub-part H review and non-inferiority are not possible routes to pursue for regulatory approval in the U.S. However, we believe the potential survival benefit for women is important enough to warrant review and consideration for NDA approval, and that a standard review based on the gender specific survival advantage discussed above is the best available registration route in the U.S. We currently plan to submit an NDA seeking approval for XYOTAX as first-line mono-therapy for PS2 women with advanced NSCLC to the FDA in the second half of 2006. We believe that the modest incremental cost to submit the NDA over the cost of preparing and submitting an MAA is reasonable because if the FDA accepts and reviews the filing, the timing for potential approval for XYOTAX could be accelerated by as much as 18 months over a filing that is based on an additional randomized trial which we just initiated and is known as the PIONEER study. However, as explained below, we believe utilizing current data from pooled analyses of pivotal trials that missed their primary endpoints will make for a challenging FDA review. Because we are fully aware of this challenge, we have initiated the PIONEER study which compares XYOTAX to paclitaxel in the first-line treatment of PS2 women with advanced NSCLC. We intend to have interim data from this trial available at the time of FDA review of our NDA. In addition, we have initiated preclinical studies on the effect of gender/hormonal status on XYOTAX biodistribution, cellular uptake and metabolism to support the hypothesis for survival improvement in women. Without a successful PIONEER trial or positive interim results from PIONEER, we expect a difficult regulatory review from the FDA, which may preclude obtaining approval of our NDA, for a number of reasons: our trials failed to meet their primary endpoints and the FDA has taken the view that it will not favorably review secondary endpoints on data absent achievement of primary endpoints; while gender-specific survival was pre-specified in the analysis plan, the women over men gender-specific survival advantage was not a pre-specified endpoint; and, while the FDA has recently reviewed NDAs based on pooled analyses, none have been approved in the past. We are not pursuing approval from the FDA based on non-inferiority, which is usually the basis for making a comparable survival claim.

In February 2006, we announced that the FDA confirmed that XYOTAX qualifies for fast track designation for the treatment of PS2 women with first-line advanced NSCLC.

XYOTAX for ovarian cancer

The ACS estimated that approximately 22,000 new cases of ovarian cancer would be diagnosed in the United States in 2005. The standard of care for first-line treatment of ovarian cancer is paclitaxel and carboplatin. In April 2004, we announced that we entered into a clinical trials agreement with the Gynecologic Oncology Group, or GOG, to perform a phase III trial of XYOTAX as maintenance therapy in patients with ovarian cancer. In July 2004, the GOG submitted an Investigational New Drug, or IND, along with the protocol for a special protocol assessment, or SPA, to the FDA. The GOG reached agreement with the FDA regarding the SPA in December 2004 and initiated the phase III study March 2005. The primary endpoint of this trial is overall survival. Progression-free survival, safety and side effect profile are secondary endpoints. An interim analysis based on the progression-free survival endpoint is targeted, depending on enrollment rates, at the end of 2007.

Pixantrone

We are developing pixantrone, a novel anthracycline derivative, for the treatment of NHL. In the United States, aggressive NHL affects approximately 160,000 people with approximately 30,000 new cases diagnosed per year. The standard of care for first-line treatment of NHL is known as CHOP, which is a combination chemotherapy regimen consisting of cyclophosphamide, doxorubicin (an anthracycline), vincristine and prednisone. CHOP is used either alone or in conjunction with rituximab, and is able to induce complete responses, or CRs, in approximately 70% of patients. However, approximately 30% of patients eventually relapse and many are unable to undergo an additional course of CHOP therapy due to the risk of cardiac toxicity. As a result, chemotherapy regimens that do not include anthracyclines often are used for the second-line treatment of relapsed NHL. There are no drugs approved in the United States for second- or third-line treatment for patients with relapsed aggressive NHL.

Anthracyclines are one of the most potent classes of anti-cancer agents used in first-line treatment of aggressive NHL, leukemia, and breast cancer. For these diseases, anthracycline-containing regimens can often produce long-term cancer remissions and cures. However, the currently marketed anthracyclines can cause severe, permanent and life threatening cardiac toxicity when administered beyond widely recognized cumulative lifetime doses. This toxicity often prevents repeat use of anthracyclines in patients who relapse after first-line anthracycline treatment. In addition, the cardiac toxicity of anthracyclines prevents their use in combination with other drugs, such as trastuzumab, that also can cause cardiac toxicity.

We believe a next-generation anthracycline with better ease of administration, greater anti-tumor activity and less cardiac toxicity could gain a significant share of the anthracycline market. We also believe that such a drug could allow repeat therapy in relapsed patients and could allow combination therapy with a broader range of chemotherapies. Preclinical data and phase I and phase II clinical studies in approximately 300 patients indicate that pixantrone is easy to administer, may exhibit significantly lower potential for cardiac toxicity and may have more potent anti-tumor activity than marketed anthracyclines.

Pixantrone for relapsed aggressive non-Hodgkin’s lymphoma

We have several clinical trials ongoing, including a pivotal phase III trial for the treatment of patients with relapsed aggressive NHL, a condition for which there are no chemotherapy drugs approved in the United States. This 320 patient study is an international, randomized trial comparing pixantrone to a single agent of the treating physician’s choice. The primary endpoint of the study is complete response rate. We are currently enrolling patients and are targeting an interim analysis late in the second quarter of 2006, and depending on the results of this analysis, a second interim analysis may be performed in the second half of 2006. In July 2004, we announced that the FDA granted fast track designation for pixantrone for the treatment of relapsed aggressive NHL.

In a phase II trial published in the journal Hematologica in August 2003, among 33 patients with relapsed aggressive NHL who failed a median of two prior regimens (range 0 to 5), including prior anthracycline therapy, single-agent pixantrone produced an objective tumor response in 9 of 33 patients (27%) with 5 patients (15%) experiencing a CR. Median duration of response was encouraging (~10.5 months) and in one case the response lasted more than 24 months. Pixantrone was well tolerated in this trial with neutropenia being the most relevant hematologic side effect. Cardiac symptoms were infrequent with only three patients experiencing a decrease of more than 10% of the left ventricular ejection fraction, a marker of cardiac function, which was possibly treatment-related. We believe that the low incidence of cardiac toxicity reported in this trial was encouraging because the majority of patients had previously been exposed to anthracycline doses that significantly increased their risk for cardiac toxicity.

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

We also have conducted clinical trials for pixantrone using a variant of the regimen known as ESHAP, which consists of methylprednisolone, etoposide, cisplatin, and cytarabine. The ESHAP-variant, known as the BSHAP regimen, is a non-anthracycline regimen containing pixantrone, developed as a second-line therapy for patients who fail front-line CHOP and who are not able to receive further anthracycline treatment. In this modified regimen, pixantrone replaces etoposide, with a goal to improve efficacy. Results from a phase I/II trial, reported in 2004 at the 40th annual meeting of the American Society of Clinical Oncology, or ASCO, showed that among 18 evaluable patients, 11 (61%) achieved an objective tumor response with seven patients (39%) achieving a CR. No clinically significant cardiac events were observed in this trial and no patient experienced a decrease in left ventricular ejection fraction of more than 20%.

Pixantrone for other indications

Other clinical data suggest pixantrone may be useful in treating indolent NHL, a less rapidly progressive but ultimately fatal form of NHL. In November 2005, CTI presented results from a multi-center randomized trial, known as PIX302. This trial, evaluating pixantrone plus rituximab versus rituximab alone among patients with relapsed or refractory indolent NHL, was modified and reduced to a study to support registration and market development, as announced in our annual filing on Form 10-K in 2004, as a result of our strategy to conduct a pivotal phase III trial in aggressive NHL, which we believe provides the fastest route to registration for pixantrone. Of the 38 patients evaluable for response, patients receiving the combination of rituximab and pixantrone had an 87 percent overall improvement in time to progression, or TTP, compared to rituximab alone. The median TTP estimate for the pixantrone/rituximab recipients was 13.2 months compared to 8.1 months for rituximab alone (hazard ratio 0.13, log rank p <0.001). The one- and two-year progression-free survival estimates were 66 percent and 44 percent for the pixantrone/rituximab recipients compared to zero percent for the rituximab patients for both measurement intervals (p <0.001 and 0.003, respectively). The study also demonstrated a significant improvement in major objective responses (? 50 percent shrinkage in tumor size). Seventy-five percent of patients treated with the pixantrone/rituximab combination achieved a major response, with 35 percent achieving a complete response. This compares to 33 percent major response in patients who received rituximab monotherapy, including 11 percent achieving a complete response (p = 0.02). The pixantrone-rituximab combination produced a complete response (CR) in seven patients (35%), with eight patients (40%) experiencing a partial response (PR) and four patients (20%) with stable disease (SD). Rituximab monotherapy produced a CR in two patients (11%), PR in four patients (22%) with six patients having SD (33%). This corresponds to a major objective response rate of 75 percent in the combination therapy arm compared to 33 percent in the rituximab group (p=0.021). Side effects on pixantrone were generally mild to moderate (grade 1 or 2) with the exception of three cases of serious neutropenia associated with the pixantrone/rituximab arm. The median cumulative dose of pixantrone administered was 1014 mg/m²; no cases of treatment-related grade 3 or 4 cardiac toxicity were reported.

A phase I/II study in AML was initiated in the first half of 2005.

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

We are developing a novel polyglutamate-camptothecin molecule, CT-2106 with ongoing phase I/II studies in colorectal and ovarian cancers. Linking a camptothecin to the polyglutamate polymer renders CT-2106 water soluble, and animal studies suggest that up to 400% more drug can be administered without an increase in toxicity. CT-2106 as a single-agent and/or in combination with 5FU showed significantly enhanced anti-tumor activity in several animal tumor models. We initiated a phase I clinical study for this product candidate in 2002. To date, we have seen encouraging preliminary safety data in patients with a variety of advanced stage cancers. Neutropenia and thrombocytopenia are the observed dose limiting toxicities. Patients have not experienced severe gastrointestinal or genitourinary toxicity, two side effects common with camptothecin therapy. In April 2004, we initiated a phase I/II clinical trial of CT-2106 in combination with infusional 5 fluorouracil/folinic acid, or 5-FU/FA, in patients with metastatic colorectal cancer who have failed front-line therapy with oxaliplatin. We also initiated a phase II clinical trial of CT-2106 as a single-agent in ovarian cancer at the end of 2004.

We presented preliminary phase I data on CT-2106 at the EORTC-NCI-AACR conference in September 2004. The objectives of the multicenter, open-label study are to determine the maximum tolerated dose, or MTD, and to evaluate the tolerability, safety and pharmacokinetics of CT-2106 when administered to patients with advanced malignancies. Patients received a median of three prior regimens (range 1-4). The data showed that CT-2106 was well tolerated and lacked the severe gastrointestinal side effects, or diarrhea and bladder or hematuria toxicities, which are typical for camptothecins. The dose limiting side effects were neutropenia and thrombocytopenia. Of 24 patients evaluable for efficacy, eight (33%) achieved disease control. One patient with pancreatic cancer that had spread to the lungs exhibited a partial response, another pancreatic patient achieved disease control, two patients with colorectal cancer had stable disease for more than three months, and four patients with NSCLC achieved stable disease, including two who experienced disease control for almost nine months. The MTD of CT-2106 administered every third week has been determined to be 75mg/m2.

TRISENOX

On July 18, 2005, we completed the divestiture of TRISENOX and certain proteasome assets to Cephalon Inc. for aggregate consideration of $71.9 million, net of broker fees. In connection with the divestiture, we were required to repay our royalty obligation to PharmaBio Development, or PharmaBio, and after this repayment, our net proceeds from both transactions were approximately $32.5 million. The divestiture included all TRISENOX assets, including the capital stock of two of our wholly-owned subsidiaries, Cell Therapeutics (UK) Limited, a United Kingdom corporation, and PolaRx Pharmaceuticals, Inc., a Delaware corporation.

CTI’s Ongoing Clinical Trials

The following table lists our active clinical trials (indicated by a status of “open”). Also listed are the trials that have recently closed to enrollment but for which clinical trial reports are in progress (status “enrollment completed”).

Product Candidate	Indication/Intended Use	Phase/Status
XYOTAX (CT-2103)	NSCLC, first-line, PS2, females (PIONEER or PGT305)	III/open
	NSCLC second-line (STELLAR 2)	III / enrollment completed
	NSCLC in combination with carboplatin, first-line PS2 (STELLAR3)	III / enrollment completed
	NSCLC first-line PS2 (STELLAR4)	III / enrollment completed
	Ovarian first-line maintenance (GOG0212)	III / open
	Ovarian ≥ second relapse (GOG186c)	II / enrollment completed; patient follow up ongoing
	Ovarian first-line dose escalation (GOG9914)	I/II / enrollment completed; patient follow up ongoing
	Ovarian first-line in combination with carboplatin (PGT201)	II / enrollment completed
	NSCLC first-line, combined with carboplatin (PGT202)	II / enrollment completed
	Combination with cisplatin and radiation for esophageal and gastric cancer (PGT104)	I / open
	NSCLC, in combination with radiation (PGT103)	I / enrollment completed
Pixantrone	Aggressive NHL, > 3 relapses, single-agent (PIX301)	III / open
	Relapsed aggressive NHL, BSHAP (AZA-II-02)	II / closed
	Aggressive NHL, front-line, CPOP-R (PIX203)	II / open
	Relapsed AML, single-agent (PIX109)	I / open
	Relapsed indolent NHL, FND-R (AZA-I-06)	I/II / enrollment completed
	Relapsed aggressive NHL, CPOP (AZA-I-07)	I/II / enrollment completed

Product Candidate	Indication/Intended Use	Phase/Status
CT-2106	Advanced solid tumors, single-agent—dosing every 3 weeks (CAM101)	I / enrollment completed
	Advanced solid tumors, single-agent—dosing every week (CAM102)	I / enrollment completed
	Relapsed ovarian cancer (CAM203)	II / open
	Relapsed colorectal cancer (CAM201)	II / open

Research and Preclinical Development

We are also working on a number of drug targets in discovery research. Among these programs are bisplatinum agents, HIF-1a / p300 inhibitors, and proteasome inhibitors with indirect inhibition properties. We are in the process of continued target validation and lead optimization and may elect to move one or more of these programs into early development in 2006. In addition to discovery research, preclinical activities are focused on product lifecycle management, including the development of alternative dosage forms and routes of administration for existing products in the development pipeline.

Research and development is essential to our business. We spent $68.8 million, $101.1 million and $89.5 in 2005, 2004 and 2003, respectively, on Company sponsored research and development activities.

Collaboration and Licensing Arrangements

PharmaBio Development    In December 2004, we entered into a six year financing and services agreement with PharmaBio, the strategic partnering group of Quintiles Transnational, Corp., or Quintiles, involving our cancer therapy, TRISENOX. Under the agreement, in return for cash and services, we were required to pay PharmaBio royalties based on a percentage of net sales of TRISENOX in the United States and certain European countries beginning in 2006. The agreement also provided PharmaBio Development with a security interest in TRISENOX related to our royalty payment obligations. In July 2005, the agreement was terminated in connection with the divestiture of TRISENOX to Cephalon and we were required to pay $39.4 million for the extinguishment of the royalty obligation.

Nippon Shinyaku Co. Ltd.    In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon. This agreement granted certain rights to Nippon to exclusively market and distribute TRISENOX in Japan, South Korea and Taiwan. Under the agreement, we received and recognized as revenue a milestone payment in June 2003 for Nippon’s submission of an NDA in Japan. We were also eligible to receive future milestone payments upon attainment of certain regulatory achievements. In October 2004, Nippon received approval from the Japanese Ministry of Health to market TRISENOX for patients with relapsed or refractory acute promyelocytic leukemia, or APL, in Japan. Under the agreement, we received an additional milestone payment from Nippon upon its receipt of approval to market TRISENOX in Japan. In December 2004, Nippon launched TRISENOX for the treatment of relapsed/refractory APL in Japan. Pursuant to a supply agreement we entered into with Nippon, we recorded product sales during 2004 and 2005. Cephalon assumed the agreement with Nippon in connection with the TRISENOX divestiture.

Chugai Pharmaceutical Co., Ltd.    In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us an initial payment and we received and recognized as revenue a milestone payment in 2002. We have recently been in discussions with Chugai about the relinquishing by Chugai of its rights to certain Asian markets while retaining our development and commercialization rights of XYOTAX in these territories. In October 2005, we received a letter from Chugai proposing the termination of the License Agreement. The agreement was terminated effective March 2006.

PG-TXL Company, L.P.    In June 1998, we entered into an agreement, as amended in February 2006, with PG-TXL Company, L.P. granting us an exclusive worldwide license for the rights to PG-TXL, known as XYOTAX, and to all potential uses of PG-TXL Company’s polymer technology. Under the terms of the agreement, we acquired the rights to fund the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments upon the attainment of significant development milestones, as defined in the agreement. We also granted warrants to purchase 350,000 shares of our common stock to PG-TXL Company, L.P., which became exercisable in 2001 upon our entering a licensing agreement for XYOTAX with Chugai Pharmaceutical Co., Ltd. The milestone payments set forth in the agreement may become due upon the achievement of goals, such as trial commencements and completions, filings and regulatory approvals.

Patents and Proprietary Rights

We dedicate significant resources to protecting our intellectual property, which is important to our business. Through our acquisition of PolaRx Biopharmaceuticals, Inc. or PolaRx we obtained rights to four pending patent families that, in the aggregate, cover dosage formulations, methods of administration and methods of use for various forms of arsenic trioxide and related compounds. This portfolio included six issued U.S. patents, and 36 U.S. and foreign pending or issued patent applications directed to TRISENOX. In July 2005, TRISENOX and related assets were sold to Cephalon.

We have exclusive rights to six issued U.S. patents and 126 U.S. and foreign pending or issued patent applications relating to our polymer drug delivery technology. There are six issued U.S. patents, two granted European patents and 72 pending or issued U.S. and foreign patent applications directed to XYOTAX. Of the six issued U.S. patents, two of them and another 20 pending U.S. and foreign patent applications are directed to CT-2106. Additionally, we have four issued U.S. patents and 71 foreign pending and issued patents directed to pixantrone.

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

Manufacturing

We currently use, and expect to continue to be dependent upon, contract manufacturers to manufacture each of our product candidates. We have established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that our products are manufactured in accordance with current Good Manufacturing Procedures, or cGMPs, and other applicable domestic and foreign regulations. We will need to invest in additional manufacturing resources, and may seek to enter into additional collaborative arrangements with other parties that have established manufacturing capabilities. It is likely that we will continue to rely on third-party manufacture of our development and commercial products on a contract basis. Currently, we have agreements with third-party vendors to furnish XYOTAX and pixantrone drug supply for clinical studies. We will be dependent upon these third-parties to supply CTI in a timely manner with products manufactured in compliance with cGMPs or similar standards imposed by foreign regulatory authorities where our products are tested and/or marketed.

In September 2001, we entered into a supply agreement with Natural Pharmaceuticals, Inc. for paclitaxel, a key starting material for XYOTAX. Under the supply agreement, we purchased paclitaxel at a pre-determined price. We have also identified and purchased paclitaxel from two additional suppliers. As we have adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement in October 2005 and received $0.8 million to relieve all obligations of undelivered paclitaxel from NPI under this agreement.

Competition

Competition in the pharmaceutical and biotechnology industries is intense. We face competition from a variety of companies focused on developing oncology drugs. We compete with large pharmaceutical companies and with other specialized biotechnology companies, including but not limited to Bristol-Myers Squibb Co., Aventis, Genentech, OSI Pharmaceuticals, Lilly, American Pharmaceutical Partners, Neopharm Inc., and Sonus Pharmaceuticals for XYOTAX. Many of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well-funded research and development programs.

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

Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Failure to comply with applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

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

The FDA has various programs, including fast track, priority review and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, that the review time will be reduced.

Before approving an NDA, the FDA usually will inspect the facility or the facilities where the drug is manufactured and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes or making certain additional labeling claims, are subject to further FDA review and approval. Obtaining approval for a new indication generally requires that additional clinical studies be conducted.

Post-Approval Requirements.    In addition, holders of an approved NDA are required to: (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We use and will continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market.

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

Employees

As of December 31, 2005, we employed approximately 214 individuals, including 105 in the United States and 109 in Europe. In the United States, 12 employees hold doctoral degrees while 54 hold doctoral degrees in Europe. Our U.S. employees do not have a collective bargaining agreement. Our European employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Information regarding our executive officers is set forth in Item 10 of this Report, which information is incorporated herein by reference.

Item 1a. Risk Factors

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of December 31, 2005, we had an accumulated deficit of approximately $825.3 million. Effective July 18, 2005, we divested our sole commercial product TRISENOX and we may never become profitable, even if we are able to commercialize other products. We are pursuing regulatory approval for XYOTAX and will need to conduct research, development, testing and regulatory compliance activities expenses for which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future.

We have a substantial amount of debt.

As of December 31, 2005, the principal amount on our convertible debt outstanding was over $230 million. After taking into consideration $59.0 million of conversions of our 6.75% convertible senior notes as of March 6, 2006, over $96 million of this debt comes due in 2008 and over $78 million comes due in 2010. Additionally, our annual interest expense will be over $9 million. Unless we generate substantial sales from one of our potential products or raise substantial additional capital, we may not be able to repay this debt or the interest, liquidated damages or other payments with respect to our debt. Prior to this debt becoming due, we may engage in one or more restructuring transactions which could involve, among other things, an effective increase in interest rates, alteration of terms or exchanges involving the issuance of additional shares of common stock or other arrangements which may dilute or be adverse to the value of our common stock.

We expect to need to raise additional funds in the near future, and they may not be available on acceptable terms, or at all.

We expect that our existing cash, cash equivalents escrow funds and interest receivable will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds. We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. In particular, we will need to raise additional funds to complete the PIONEER trial.

If our plans or assumptions change or are inaccurate, it will affect the amount of additional funds we will need to raise. We may raise such capital through public or private equity financings, partnerships, debt financings or restructurings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to XYOTAX, pixantrone and other products we may be developing. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, shareholders may experience dilution of their proportionate ownership of us. In addition, the terms of our 6.75% convertible senior notes preclude us from closing certain financings before March 31, 2006.

We may be delayed, limited or precluded from obtaining regulatory approval of XYOTAX given that our three STELLAR phase III clinical trials for the treatment of non-small cell lung cancer did not meet their primary endpoints.

In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of XYOTAX in non-small cell lung cancer. All three trials did not achieve their primary endpoints of superior overall survival compared to current marketed agents for treating NSCLC. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. Our success depends in large part on obtaining regulatory approval of XYOTAX.

Without a successful PIONEER trial or positive interim results from the PIONEER trial, we expect a difficult regulatory review from the FDA, which may preclude obtaining approval of our NDA for a number of reasons: our trials failed to meet their primary endpoints and the FDA has taken the view that it will not favorably review secondary endpoints on data absent achievement of primary endpoints; while gender-specific survival was pre-specified in the analysis plan, women over men gender-specific survival was not a pre-specified endpoint; and, while the FDA has recently reviewed NDAs based on pooled analyses, none have been approved in the past. We are not pursuing approval from the FDA based on non-inferiority which is usually the basis for making a comparable survival claim. While we are requesting a pre-NDA meeting with the FDA, our proposed filing strategy for XYOTAX has not been previewed or approved by the FDA, and we expect that obtaining regulatory approval based on our current clinical trial data will be difficult for the reasons stated above in the summary.

We plan to submit an MAA to EMEA based on results of the STELLAR 2, 3 and 4 trials, however a successful regulatory review from the EMEA is also not assured. The EMEA Scientific Advice Working Group will need to agree on the statistical tests and methodologies used to support this non-inferiority endpoint. While one EMEA member country supported using a non-inferiority overall survival endpoint for each of the STELLAR first-line studies, one did not. The EMEA Scientific Advice Working Group may not reach such an agreement and may not support submission to the EMEA for review and potential approval.

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

We believe that while we owned TRISENOX, it was prescribed by physicians largely for uses not approved by the FDA. Although physicians may lawfully prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses is unlawful. Some of our practices intended to make physicians aware of off-label uses of TRISENOX, without engaging in off-label promotion, could nevertheless have been construed as off-label promotion, and it is likely that some instances of off-label promotion occurred in the past. Although we have policies and procedures in place designed to assure ongoing compliance with FDA requirements regarding off-label promotion, some non-compliant actions may nevertheless have occurred. Regulatory authorities could take enforcement action against us if they believe that we promoted TRISENOX for off-label use. The United States Attorney’s Office, or USAO, for the Western District of Washington is conducting an investigation into certain of CTI’s business practices relating to TRISENOX. USAO’s investigation relates to CTI’s promotional practices relating to TRISENOX; its reporting of revenue relating to TRISENOX sales; and statements made by CTI representatives, and its expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug is used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. CTI is fully cooperating with USAO and has not received a subpoena relating to the matter. Management cannot predict whether USAO will bring formal enforcement proceedings (and USAO has not indicated that it will). The Company has been advised that claims associated with the above-referenced as well as related conduct have been filed against the Company under seal on behalf of the Government by a private party. Management cannot provide an estimate of possible loss or range of loss resulting from any such action by USAO or in connection with such lawsuit at this time, however an adverse outcome could have a material adverse effect on our financial position, liquidity, and results of operations.

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

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•	If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products including, among others, Bristol-Myers Squibb Co., which markets paclitaxel; Aventis, which markets docetaxel; Genentech and OSI Pharmaceuticals, which market Tarceva™; Genentech, which markets Avastin™, Lilly, which markets Alimta®, and American Pharmaceutical Partners, which markets Abraxane™. In addition, several companies such as NeoPharm Inc. and Sonus Pharmaceuticals, are also developing taxane re-formulations which could compete with our products.

•	Because pixantrone is intended to provide less toxic treatment to patients who have failed standard chemotherapy treatment, if pixantrone is brought to market, it is not expected to compete directly with many existing chemotherapies. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed.

Many of our competitors, either alone or together with their collaborators and in particular, the multinational pharmaceutical companies, have substantially greater financial resources and development and marketing teams than us. In addition, many of our competitors, either alone or together with their collaborators, have significantly greater experience than we do in developing, manufacturing and marketing products. As a result, these companies’ products might come to market sooner or might prove to be more effective, less expensive, have fewer side effects or be easier to administer than ours. In any such case, sales of our products or eventual products would likely suffer and we might never recoup the significant investments we are making to develop these product candidates.

Uncertainty regarding third-party reimbursement and healthcare cost containment initiatives may limit our returns.

The ongoing efforts of governmental and third-party payors to contain or reduce the cost of healthcare may affect our ability to commercialize our products successfully. Governmental and other third-party payors continue to attempt to contain healthcare costs by:

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

We attempt to monitor patent filings but have not conducted an exhaustive search for patents that may be relevant to our products and product candidates in an effort to guide the design and development of our products to avoid infringement. We may not be able to successfully challenge the validity of these patents and could have to pay substantial damages, possibly including treble damages, for past infringement and attorney’s fees if it is ultimately determined that our products infringe a third-party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Moreover, third-parties may challenge the patents that have been issued or licensed to us. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

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

We will be dependent upon these third-parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. One of our products under development, XYOTAX, has a complex manufacturing process, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredient and finished product for pixantrone are both manufactured by a single vendor. If the CT-2106 trials are successful and we need to manufacture additional materials for new clinical trials, we will need to identify and qualify vendors to manufacture and we may not be able to do so in a timely manner, if at all.

If we do not successfully develop additional products, we may be unable to generate significant revenue or become profitable.

We divested our sole commercial product, TRISENOX, in July 2005. XYOTAX, pixantrone and CT-2106 are currently in clinical trials and may not be successful. For example, our STELLAR phase III clinical trials for XYOTAX for the treatment of non-small cell lung cancer failed to meet their primary endpoints. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. We will need to commit significant time and resources to develop this and additional product candidates. Our product candidates will be successful only if:

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

If we fail to commence or complete, need to perform more or larger clinical trials than planned or experience delays in any of our present or planned clinical trials, our development costs may increase and/or our ability to commercialize our product candidates may be adversely affected. If delays or costs are significant, our financial results and our ability to commercialize our product candidates may be adversely affected.

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

We are required to comply with the regulatory structure of Italy because our stock is traded on the Nuovo Mercato, which could result in administrative challenges.

Our stock is traded on the Nuovo Mercato and we are required to also comply with the rules and regulations of CONSOB and Borsa Italiana, which collectively regulate companies listed on Italy’s public markets such as the Nuovo Mercato. Conducting our operations in a manner that complies with all applicable laws and rules will require us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all regulatory regimes.

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

As a result of operations in Italy, we are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our foreign currency transactions might fluctuate, our earnings might be negatively affected. In addition, we are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars. Our reporting currency will remain as the U.S. dollar; however, a portion of our consolidated financial obligations will arise in euros. In addition, the carrying value of some of our assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Changes in the value of the U.S. dollar as compared to the euro might have an adverse effect on our reported results of operations and financial condition.

Risks Related To The Securities Markets

Our stock price is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended December 31, 2005, our stock price ranged from a low of $1.97 to a high of $10.85. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. In the case of our company, beginning in March 2005, several class action lawsuits were instituted against CTI, James Bianco and Max Link and a derivative action lawsuit was filed against CTI’s full board of directors. See the section under the heading “Legal Proceedings.” As a result of these lawsuits, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business as we respond to the litigation.

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

Item 2.    Properties

We lease approximately 68,000 square feet of lab and office space at 201 Elliott Avenue West in Seattle, Washington. The lease expires in January 2008, with one five-year renewal option at the then prevailing market rent. As of December 31, 2005, we had entered into subleases for approximately 21,000 square feet of this space with the subleases expiring in January 2008 and have vacated the remaining space. We also lease approximately 76,984 square feet of space at 501 Elliott Avenue West in Seattle, Washington under an amended lease for our executive offices and administrative operations. The lease expires in July 2012. Cell Therapeutics Europe S.r.l., or CTI (Europe), acquired through the merger with Novuspharma at the beginning of 2004, leases approximately 75,000 square feet of office and laboratory space in Bresso (Milan), Italy. The office and laboratory leases expire in June 2007. To accommodate the operational requirements of our wholly-owned subsidiaries, Cell Therapeutics (UK) Limited and Cell Therapeutics Corporate Development, Inc., we leased additional space in London, UK and Hillsboro, Oregon, respectively. In 2005, our UK lease was terminated in connection with the sale of TRISENOX to Cephalon and our Cell Therapeutics Corporate Development, Inc. lease was terminated in connection with the termination of our aircraft lease. We believe our existing and planned facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3.    Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against CTI in the federal district court for the Western District in the State of Washington, asserting that CTI (Europe), formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule. The claims allege that CTI (Europe) failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, CTI answered the complaint, denying the substance of the allegations, and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information including preclinical tests which were determined to be invalid. Management believes that Micromet’s complaint is without merit and intends to vigorously defend against the Micromet action, as well as to seek recovery based upon its counterclaims. Management believes the ultimate outcome will not have a material adverse impact on the Company’s financial condition or results of operations. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, Jim Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a Consolidated and Amended Class Action Complaint against CTI, James Bianco and Jack Singer. The Consolidated and Amended Complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 7, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. On January 6, 2006, CTI filed a motion to dismiss this class action complaint, to which the plaintiffs filed an opposition on February 21, 2006. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Management believes that the allegations in the foregoing actions are without merit and intend to defend the actions vigorously.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. The case now resides in the United States District Court for the Western District of Washington. On December 7, 2005, plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which the plaintiffs filed an opposition on March 10, 2006. The ultimate outcome of this matter is uncertain.

The United States Attorney’s Office, or USAO, for the Western District of Washington is conducting an investigation into certain of CTI’s business practices relating to TRISENOX. USAO’s investigation relates to CTI’s promotional practices relating to TRISENOX; its reporting of revenue relating to TRISENOX sales; and statements made by CTI representatives, and its expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug is used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. CTI is fully cooperating with USAO and has not received a subpoena relating to the matter. Management cannot predict whether USAO will bring formal enforcement proceedings (and USAO has not indicated that it will). The Company has been advised that claims associated with the above-referenced as well as related conduct have been filed against the Company under seal on behalf of the Government by a private party. Management cannot provide an estimate of possible loss or range of loss resulting from any such action by USAO or in connection with such lawsuit at this time, however an adverse outcome could have a material adverse effect on our financial position, liquidity, and results of operations.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
2004
First Quarter	10.25	7.80
Second Quarter	9.43	6.75
Third Quarter	7.43	4.55
Fourth Quarter	8.62	5.69
2005
First Quarter	10.85	3.49
Second Quarter	4.05	2.47
Third Quarter	3.49	1.97
Fourth Quarter	2.83	2.10

On March 10, 2006, the last reported sale price of our common stock on the Nasdaq Market was $1.88 per share. As of March 10, 2006, there were approximately 275 shareholders of record of our common stock.

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

Sales of Unregistered Securities

Not Applicable.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2005, including the 2003 Equity Incentive Plan, Novuspharma S.p.A. Stock Option Plan, 1994 Equity Incentive Plan and the 1996 Employee Stock Purchase Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Plans Approved by Shareholders	5,959,985	(1)	$11.05	946,765	(2)	6,906,750
Plans Not Approved by Shareholders	903,665	(3)	$10.21	None		903,665
Plan Not Approved by Shareholders (Novuspharma)	154,800	(4)	$7.17	192,200		347,000

(1)	Consists of the 2003 Equity Incentive Plan and the 1994 Equity Incentive Plan.
(2)	Consists of 701,806 shares available for future issuance under the 2003 Equity Incentive Plan and 244,959 shares available for future issuance under the 1996 Employee Stock Purchase Plan.
(3)	Consists of warrants to purchase 350,000 shares issued to the initial purchaser in connection with our 6.75% convertible senior notes, warrants to purchase 350,000 shares and 103,665 restricted share rights issued in connection with a license agreement with PG-TXL Company, L.P., and warrants to purchase 100,000 shares issued in connection with a research services agreement with The Hope Heart Institute.
(4)	Consists of the Novuspharma S.p.A. Stock Option Plan adopted in connection with the merger between CTI and Novuspharma.

License Agreement with PG-TXL Company, L.P.

In 1998, we issued fully-vested warrants to purchase 350,000 shares of our common stock in connection with a license agreement with PG-TXL Company, L.P. These warrants expire in 2008 and have an exercise price of $20.00. We also issued 103,665 restricted share rights to non-employees for which ownership vests upon the achievement of clinical trial milestones. Upon entering into an amendment to the PG-TXL License Agreement in February 2006, we issued 87,999 shares of common stock upon the exercise of these restricted share rights.

Warrants Issued to Placement Agents and Underwriters

In 2000, we completed a $40.0 million private placement of common stock. In connection with the offering, we issued fully-vested warrants to purchase 170,000 shares of common stock with an exercise price of $13.20 to a placement agent and finder. These warrants expired in August 2005.

In November 2005, we completed the issuance of $82 million of 6.75% convertible senior notes. In connection with this offering, we issued fully-vested warrants to purchase 350,000 shares of common stock within five years at an exercise price of $3.50 per share to the initial purchaser of these notes. As of December 31, 2005, all warrants were still outstanding.

Research Services Agreement with The Hope Heart Institute

In 2002, we entered into an agreement with The Hope Heart Institute for research services, which we terminated in 2004. In connection with this agreement, we issued 100,000 fully-vested warrants to purchase shares of common stock at an exercise price of $10.00. These warrants expire in 2007, and no warrants have been exercised.

Warrants Issued in Conjunction with the Conversion and Placement Agreement

In conjunction with issuance of our 6.75% convertible senior notes, or 6.75% notes, we entered into a Conversion and Placement Agreement, or CAP agreement, with two existing holders of approximately $38.4 million of our convertible senior subordinated notes. In exchange for the conversion of these notes and the purchase of our 6.75% notes, we issued 6,500,000 zero strike price warrants. No warrants had been exercised as of December 31, 2005.

Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan

In December 2003, the Board of Directors approved the assumption and amendment and restatement of the Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan, or Plan, in connection with the merger between CTI and Novuspharma. The Plan provides for the grant of nonqualified stock options and restricted stock to certain of our officers, employees, members of our Board of Directors and consultants. The plan administrator determines, on a grant-by-grant basis, what terms and conditions apply to options and restricted stock granted under the Plan (including vesting restrictions). The Plan permits options to be exercised with cash or certain other legal forms of consideration. In the event of our change of control (including our merger with or into another corporation or our sale of substantially all of our assets), the Plan provides that we may determine, in our discretion, that each optionee may vest in his or her option or restricted stock award with respect to any or all of the shares subject to the award (including shares that were unvested prior to the change of control) and that such awards may otherwise be assumed or substituted for by the successor corporation. There are 350,000 shares of common stock reserved under the Plan, and 192,200 shares remain available for future issuance.

Item 6.    Selected Consolidated Financial Data

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$14,599	$26,626	$22,105	$11,393	$6,130
License and contract revenue	1,493	2,968	2,660	5,503	106

Total revenues	16,092	29,594	24,765	16,896	6,236

Operating expenses:
Cost of product sold	518	1,104	840	423	394
Research and development(1)	68,767	101,127	89,534	58,759	44,669
Selling, general and administrative	61,717	78,522	55,641	49,800	35,268
Acquired in-process research and development(2)	—	87,375	—	—	—
Amortization of purchased intangibles	1,254	2,294	1,335	6,701	9,390
Restructuring charges and related asset impairments(3)	12,780	—	—	—	—
Gain on divestiture of TRISENOX(4)	(71,211)	—	—	—	—

Total operating expenses	73,825	270,422	147,350	115,683	89,721

Loss from operations	(57,733)	(240,828)	(122,585)	(98,787)	(83,485)

Other income (expense):
Investment and other income	2,824	1,636	1,880	4,819	9,200
Interest expense	(17,559)	(10,988)	(9,326)	(11,240)	(5,988)
Foreign exchange gain (loss)	8	(2,118)	—	—	—
Debt conversion expense	(23,608)	—	—	—	—
Loss on extinguishment of royalty obligation	(6,437)	—	—	—	—
Gain on exchange of convertible subordinated notes	—	—	—	55,305	—

Net loss	(102,505)	(252,298)	(130,031)	(49,903)	(80,273)
Preferred stock dividend	—	—	—	—	(1,372)

Net loss	$(102,505)	$(252,298)	$(130,031)	$(49,903)	$(81,645)

Basic and diluted net loss per share(5)	$(1.59)	$(4.67)	$(3.89)	$(1.48)	$(2.41)

Shares used in calculation of basic and diluted net loss per share	64,553	54,052	33,418	33,763	33,822

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, securities available-for-sale and interest receivable	$69,067	$116,020	$92,838	$142,157	$259,421
Restricted cash(6)	25,596	—	—	—	—
Working capital	76,288	93,813	71,898	129,849	250,142
Total assets	155,440	184,996	146,090	186,780	303,750
6.75% Convertible senior notes(7)	79,046	—	—	—	—
5.75% Convertible senior subordinated notes(8)	66,929	85,459	85,459	85,460	—
4.0% Convertible senior subordinated notes(9)	55,150	75,000	75,000	—	—
5.75% Convertible subordinated notes(10)	29,640	29,640	29,640	29,640	175,000
Royalty obligation	—	25,123	—	—	—
Other long-term obligations, less current portion	7,326	6,363	5,012	6,704	3,892
Accumulated deficit	(825,289)	(722,784)	(470,486)	(340,455)	(290,552)
Total shareholders’ equity (deficit)	(107,097)	(70,708)	(82,542)	43,483	109,557

(1)	Amount in 2001 includes an equity-based expense of $9.2 million related to the issuance of warrants to purchase 350,000 shares of common stock for the achievement of a XYOTAX milestone.
(2)	Amount represents the value of Novuspharma’s research and development projects and technologies which had no alternative use and which had not reached technological feasibility as of January 1, 2004, the effective date of the merger between CTI and Novuspharma.
(3)	Amount represents costs related to our 2005 restructuring activities which includes excess facilities charges of $7.1 million, employee separation costs of $3.5 million, lease termination payments of $1.2 million and restructuring related asset impairment charges of $1.0 million.
(4)	Amount represents the gain recognized on the divestiture of TRISENOX and certain proteasome assets to Cephalon as well as transition services provided to Cephalon related to TRISENOX and proteasome assets.
(5)	See Notes 1 and 14 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per share.
(6)	Amount represents approximately $24.6 million held in escrow to fund potential redemptions of up to 30% of the aggregate amount of our 6.75% convertible senior notes and approximately $1.0 million held in connection with the liquidation of Cell Therapeutics (Ireland) Holding Limited.
(7)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.63 per share.
(8)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $10.00 per share.
(9)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $13.50 per share.
(10)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $34.00 per share.

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

Overview

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary cancer drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of December 31, 2005, we had incurred aggregate net losses of approximately $825.3 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

On January 1, 2004, we completed our merger with Novuspharma S.p.A., a public biopharmaceutical company located in Italy, currently Cell Therapeutics Europe S.r.l., or CTI (Europe). This provided us with worldwide rights to pixantrone, approximately $92.5 million of cash and cash equivalents upon closing of the acquisition, and a drug discovery organization and staff with an extensive track record in cancer drug development. The merger, including the addition of pixantrone to our pipeline, is consistent with our strategy of growth by strategic acquisition and our goal to develop improved cancer therapies.

On July 18, 2005, we completed the divestiture of TRISENOX® (arsenic trioxide), an anti-cancer compound, and certain proteasome assets to Cephalon Inc., or Cephalon. Per the divestiture agreement, we also provided transition services to Cephalon related to the TRISENOX and proteasome assets for approximately six months subsequent to the closing date. Proceeds from the divestiture, net of broker fees, were approximately $71.9 million which includes proceeds received from transition services provided. In connection with the divestiture, we were required to repay our royalty obligation to PharmaBio Development, Inc., or PharmaBio, and after this repayment our net proceeds from both transactions were approximately $32.5 million. In addition, in the future we may potentially receive up to an additional $100 million if Cephalon is successful in achieving certain sales and development milestones, although achievement of such milestones is uncertain. As TRISENOX was our only commercial product, we no longer have revenues from product sales.

TRISENOX

In January 2000, we acquired the rights to TRISENOX from PolaRx Biopharmaceuticals, Inc., or PolaRx, and subsequently submitted an application for and received approval to market from the FDA and EMEA. In connection with the TRISENOX divestiture which was completed in July 2005, Cephalon assumed any liabilities for future milestone payments to PolaRx.

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

In December 2004, we entered into a royalty interest financing arrangement with PharmaBio for $25.0 million in financing and $5.0 million in services to be provided by PharmaBio and its affiliates and paid by PharmaBio.

On July 18, 2005, we completed the divestiture of TRISENOX and certain proteasome assets to Cephalon. In connection with the divestiture, we made a payment to PharmaBio of $39.4 million from the proceeds received from the transaction, terminating our obligations under the financing agreement with PharmaBio. PharmaBio’s obligation to provide to us the remainder of the $5.0 million in services survived the termination of our obligations, of which $3.4 million is remaining as of December 31, 2005.

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

Product Sales

We recognized revenue from product sales when there was persuasive evidence that an arrangement existed, title had passed and delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. As we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there are no product sales subsequent to this date. Product sales were generally recorded upon shipment net of an allowance for estimated returns and discounts. Customers were able to return damaged or expired inventory for up to one year after the expiration date. In estimating returns, we analyzed historical returns and sales patterns. To arrive at the accrual for product returns, we matched the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage was applied to the current period sales. Allowances for returns, discounts and bad debts were netted against accounts receivable. If customers had product acceptance rights or product return rights, and we were unable to reasonably estimate returns related to that customer or market, we deferred revenue recognition until such rights had expired. We do not expect additional product sales revenues until another commercial product is approved or acquired.

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

We evaluate multiple element arrangements pursuant to Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. For multiple element arrangements that have continuing performance obligations, we recognize contract, milestone or license fees together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104, or SAB 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangement.

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

Valuation of Goodwill

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment by comparing the fair value of our single reporting unit to its carrying value. Our estimate of fair value is based on our current market capitalization. If the implied fair value of goodwill is less than its carrying value, an impairment charge would be recorded.

Derivatives Embedded in Certain Debt Securities

We evaluate financial instruments for freestanding or embedded derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related guidance. Derivative instruments are recorded at fair value with changes in value recognized in the period of change.

Our 6.75% convertible senior notes, or 6.75% notes, contain a feature providing for payments in cash or common stock to be made in the event of conversions of the debt to common stock. In general, this feature calls for make-whole payments equal to the interest on the debt over its term less any amounts paid prior to the date of conversion.

This feature represents an embedded derivative which is required to be accounted for separately from the related debt securities. The estimated fair value of this feature is calculated based on a discounted cash flow model. Changes in the estimated fair value of the liability are included in other income and will be required until the feature expires or all of the notes are converted.

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

Restructuring Charges

We have recorded charges in connection with our restructuring activities, including estimates pertaining to employee separation costs, the related abandonment of excess facilities and impairment of fixed assets, and certain contract termination costs. Restructuring charges are recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Results of Operations

Years ended December 31, 2005 and 2004.

Product sales.    TRISENOX was, prior to its divestiture to Cephalon in July 2005, our pharmaceutical grade arsenic product approved by the FDA, EMEA, and the JMH to treat patients with relapsed or refractory APL. We recorded net product sales of approximately $14.6 million and $26.6 million for TRISENOX for the year ended December 31, 2005 and 2004, respectively. The decrease in net sales is due to the divestiture of TRISENOX to Cephalon resulting in no TRISENOX sales subsequent to July 18, 2005.

License and contract revenue.    Upon execution of the Chugai agreement in October 2001, we received a $3.0 million initial payment, which we recorded as deferred revenue and which was being recognized as revenue over the estimated development period of approximately seven years on a straight-line basis. As of December 31, 2005, we recognized the remaining deferred revenue related to this initial payment in anticipation of the termination of our agreement with Chugai which occurred in March 2006. In connection with the Nippon agreement, we received $750,000 payment which was recorded as deferred revenue and which was recognized as revenue over the performance period which ended during the fourth quarter 2004.

For the year ended December 31, 2005, we recognized approximately $1.5 million of license and contract revenue consisting primarily of the remaining deferred revenue balance related to the initial payment from Chugai. For the year ended December 31, 2004, we recognized approximately $1.9 million of license and contract revenue, of which $0.8 million related to cost reimbursements for development expenses received from

Chugai in 2004, $0.6 million related to the amortization of the initial payments from Chugai and Nippon, and $0.5 million related to a milestone payment from Nippon for obtaining an MAA approval for relapsed APL. We also recognized $1.1 million in grant income received for research and development activities in 2004.

Cost of product sold.    The cost of product sold during the year ended December 31, 2005 and 2004 was approximately $0.5 million and $1.1 million, respectively. Our gross margins have remained relatively consistent. Cost of product sold consists primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable. Due to the divestiture of TRISENOX to Cephalon, there was no cost of product sold subsequent to July 18, 2005.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2005	2004
Compounds under development:
XYOTAX	$18,251	$41,638
Pixantrone	6,634	6,835
TRISENOX	3,682	7,208
Other compounds	2,019	1,301
Operating expenses	31,394	33,076
Discovery research	6,787	11,069

Total research and development expenses	$68,767	$101,127

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $167.7 million, $29.1 million and $13.5 million, respectively. Costs for pixantrone prior to our merger with Novuspharma in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $68.8 million for the year ended December 31, 2005, from approximately $101.1 million for the year ended December 31, 2004. Costs for our XYOTAX program decreased primarily due to an $18.6 million decrease in our Phase III trial costs attributable to the winding down of our STELLAR trials, a $2.1 million decrease related to the near completion of two phase II clinical trials, a $1.4 million reduction in our manufacturing costs associated with the completion of our STELLAR trials and a $1.2 million decrease in preclinical expenses related to fewer development activities with Chugai in 2005. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Costs for other compounds increased primarily due to costs for two Phase II clinical trials for CT-2106 that initiated enrollment in the fourth quarter of 2004. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. We reported XYOTAX STELLAR 3 clinical trial results in March 2005 and STELLAR 2 and 4 results in May 2005, all of which missed their primary endpoints of superior overall survival. We are targeting submission of an NDA for XYOTAX in the second half of 2006, and depending on the duration of the review cycle and timing of interim results of the PIONEER trial, a U.S. XYOTAX approval is targeted in late 2007 with launch shortly thereafter. Approval in the EU would be targeted approximately 15 months following the submission of an MAA, which is targeted in the second half of 2006.

We may not generate revenue from the sale of commercial drugs for at least the next several years, if ever. Without revenue generated from commercial sales, we anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private debt or equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased to approximately $61.7 million for the year ended December 31, 2005, from approximately $78.5 million for the year ended December 31, 2004. This decrease is primarily attributed to an $11.3 million decrease in our sales and marketing expenses related to reduced commercialization efforts and headcount due to the divestiture of TRISENOX to Cephalon in the third quarter of 2005, a $2.7 million decrease in corporate development expenses including a $1.1 million decrease in aircraft operating costs due to increased charter income in 2005 and the termination of our aircraft operating lease in the fourth quarter of 2005, and a $2.3 million decrease in stock-based compensation charges. Corporate development expenses include certain legal expenses, business development activities, charitable contributions, costs related to operating our aircraft, and our corporate communications programs.

We expect selling, general and administrative expenses to decrease in 2006 due to the divestiture of TRISENOX to Cephalon as well as the termination of our aircraft lease. In the event that we are able to move forward with the commercialization of XYOTAX, our sales and marketing expenses would then increase. Further, due to the variable accounting treatment of certain stock options and restricted stock awards, fluctuation in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation expense.

Acquired in-process research and development.    Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of Novuspharma in January 2004. The $87.4 million charge for the year ended December 31, 2004 represents the estimated fair value of purchased technology that had not reached technological feasibility at the effective time of the merger.

Amortization of purchased intangibles.    Amortization for the year ended December 31, 2005 decreased to approximately $1.3 million from approximately $2.3 million for the year ended December 31, 2004, due to patents that became fully amortized in December 2004, offset in part by a $0.3 million write-down of our assembled workforce asset resulting from non-restructuring related voluntary terminations during 2005 of certain Italian employees who had been included in the original valuation of this asset.

Restructuring charges and related asset impairments.    In 2005, we announced plans to reduce our workforce through selected layoffs of employees as part of our cost savings initiative in an effort to reduce costs and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. In conjunction with our workforce reduction, we vacated a portion of our laboratory and office facilities. Restructuring activities and asset impairments for the year ended December 31, 2005 include $7.1 million related to excess facilities charges, $3.5 million due to a reduction in workforce in both our U.S. and Italian operations, $1.2 million related to the termination of our aircraft operating lease, $0.8 million in write-downs of tangible assets, consisting primarily of lab equipment in the U.S. that will cease to be used as we consolidate our research operations with CTI (Europe), and a $0.2 million write-down of our workforce intangible asset for restructuring related employee terminations in Italy.

Gain on divestiture of TRISENOX.    The gain of $71.2 million for the year ended December 31, 2005 relates to the gain recognized, net of broker fees, on the divestiture of TRISENOX and certain proteasome assets to Cephalon as well as transition services provided to Cephalon related to TRISENOX and proteasome assets for a period of approximately six months subsequent to the date of closing.

Investment and other income.    Investment and other income increased to approximately $2.8 million for the year ended December 31, 2005 from approximately $1.6 million for the year ended December 31, 2004. This increase is primarily due to receipt of a $0.7 million vendor settlement in 2005 and an increase in our investment income due to increased interest rates on our securities available-for sale for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Interest expense.    Interest expense increased to approximately $17.6 million for the year ended December 31, 2005 from approximately $11.0 million for the year ended December 31, 2004. The increase is due to interest in 2005 of $2.7 million on the $25.0 million royalty interest financing arrangement entered into with PharmaBio in December 2004 and terminated in July 2005 in connection with the divestiture of TRISENOX to Cephalon. The increase was also due to a $1.2 million liquidated damages accrual made in connection with the Conversion and Placement agreement entered into in conjunction with the November 2005 issuance of our 6.75% notes, an increase in the amortization of debt issuance costs of $1.0 million, $0.7 of which is due to the conversion of a portion of our 5.75% and 4% convertible senior subordinated notes and $0.3 million of which is due to new debt issuance costs related to our 6.75% notes, a $1.0 million make-whole interest payment related to the conversion of $3.0 million in principal of our 6.75% notes, interest expense of $0.8 million on our 6.75% notes and $0.3 million of accretion of the debt discount on our 6.75% notes. These increases were offset by a decrease in interest expense of $0.3 million on our 5.75% and 4% convertible senior subordinated notes due to the conversion of a portion of these notes in November 2005.

Foreign exchange loss.    There was no significant foreign currency exchange activity for the year ended December 31, 2005. The exchange loss for the year ended December 31, 2004 of approximately $2.1 million is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar investments held by CTI (Europe).

Debt conversion expense.    Debt conversion expense resulted from a conversion inducement consisting of 3.4 million shares and 6.5 million zero strike warrants valued at $23.6 million to effect the conversion of $38.4 million of convertible senior subordinated notes.

Loss on extinguishment of royalty obligation.    The loss on extinguishment of royalty obligation for the year ended December 31, 2005 relates to the repayment of our royalty obligation to PharmaBio as a result of the divestiture of TRISENOX.

Years ended December 31, 2004 and 2003.

Product sales.    We recorded net product sales of approximately $26.6 million and $22.1 million for TRISENOX for the years ended December 31, 2004 and 2003, respectively. The increase in net sales during 2004 is primarily due to an increase in demand for our product and a full year’s activity with a dedicated commercial sales team in Europe, sales under our agreement with Nippon Shinyaku, and an increase in sales price in the United States. Additionally, we recorded a $1.3 million adjustment to decrease our sales reserve to reflect a lower than expected estimated weighted average return rate for our remaining open production batches and a lower than expected actual return rate on our most recently closed production batch.

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

License and contract revenue.    For the year ended December 31, 2004, we recognized approximately $1.9 million of license and contract revenue, of which $0.8 million related to cost reimbursements for development expenses received from Chugai in 2004, $0.6 million related to the amortization of the initial payments from Chugai and Nippon, and $0.5 million related to a milestone payment from Nippon for obtaining an MAA approval for relapsed APL. In addition to license revenue, we recognized $1.1 million in grant income received for research and development activities. For the year ended December 31, 2003, we recognized approximately $2.7 million of license and contract revenue, of which $1.2 million related to cost reimbursements for development expenses received from Chugai in 2003, $1.0 million related to the amortization of the initial payments from Chugai and Nippon, and $0.5 million related to a milestone payment received from Nippon in 2003 for their submission of an NDA in Japan.

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

Acquired in-process research and development.    Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of Novuspharma in January 2004. The $87.4 million charge for the year ended December 31, 2004 represents the estimated fair value of purchased technology that had not reached technological feasibility at the effective time of the merger.

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

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $94.7 million in cash and cash equivalents, restricted cash, securities available-for-sale and interest receivable.

Net cash used in operating activities totaled approximately $125.2 million in 2005, compared to approximately $148.2 million in 2004 and $107.1 million in 2003. The decrease in net cash used in operating activities during the year ended December 31, 2005, as compared to the same period in 2004, was primarily due to the decrease in our net loss, excluding a gain on the divestiture of TRISENOX to Cephalon, a non-cash charge for our debt conversion expense, a charge in 2005 related to the loss on extinguishment of our royalty obligation with PharmaBio and a non-cash charge in 2004 related to acquired in-process research and development resulting from our merger with Novuspharma. The increase in net cash used in operating activities in 2004 as compared to 2003, was primarily due to the increase in our net loss, excluding a non-cash charge related to acquired in-process research and development resulting from our merger with Novuspharma, and cash used to reduce accounts payable and accrued expenses in 2004, partially offset by increases in 2004 in non-cash expenses including depreciation and amortization and equity-based compensation.

Net cash provided by investing activities totaled approximately $60.3 million in 2005, $154.4 million in 2004, and $24.9 million in 2003. The decrease in net cash provided by investing activities in 2005, as compared to 2004, was due to cash acquired through our merger with Novuspharma in January 2004 and greater proceeds in 2004 from sales and maturities of securities available-for-sale in excess of purchases of such securities partially offset by proceeds from the divestiture of TRISENOX in 2005. The increase in net cash provided by investing activities in 2004, as compared to 2003, was primarily due to an increase in cash acquired through our merger with Novuspharma in January 2004 and from proceeds from sales and maturities of securities available-for-sale in excess of purchases of such securities.

Net cash provided by financing activities totaled approximately $12.1 million in 2005, $88.9 million in 2004 and $72.7 million in 2003. The net cash provided by financing activities during 2005 was primarily due to net proceeds of $77.7 million from the issuance of our 6.75% convertible senior notes, or 6.75% notes, offset by $24.6 million of restricted cash that must be held in escrow until April 30, 2006 to fund potential redemption of a portion of these notes. As of March 6, 2006, $59.0 million of the 6.75% notes had been converted into 22.4 million shares of common stock resulting in make-whole interest payments of $19.9 million. Based on these conversions, $17.7 million of the redemption right was forfeited. These amounts were also partially offset by the repayment of $39.4 million for our royalty obligation with PharmaBio. The net cash provided by financing activities during 2004 was primarily due to the issuance of approximately 12.9 million shares of our common stock in August and December resulting in net proceeds of $63.8 million as well as proceeds from the royalty interest financing arrangement with PharmaBio totaling $25.0 million. The net cash provided by financing activities during 2003 was primarily due to the issuance of 4% convertible senior subordinated notes resulting in net proceeds of $72.1 million.

We expect to generate losses from operations for at least the next several years due to research and development costs for XYOTAX, pixantrone and CT-2106.

The financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business. We expect that our existing cash, cash equivalents, restricted cash and interest receivable will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds during 2006 and are currently exploring alternative sources of equity or debt financing. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects of research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures related to certain research and development and general and administrative activities including compensation and benefits, corporate costs and clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

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

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. We will require additional financing and such financing may not be available when needed or, if available, we may not be able to obtain it on terms favorable to us or to our shareholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result.

The following table includes information relating to our contractual obligations as of December 31, 2005 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
6.75% Convertible senior notes(1)	$79,000	$6,900	$—	$72,100	$—
5.75% Convertible senior subordinated notes(2)	66,929	—	66,929	—	—
4.0% Convertible senior subordinated notes(3)	55,150	—	—	55,150	—
5.75% Convertible subordinated notes(4)	29,640	—	29,640	—	—
Interest on convertible notes(5)	49,305	13,091	23,155	13,059	—
Operating leases:
Facilities	33,705	8,500	11,617	7,551	6,037
Long term obligations(6)	2,543	127	618	796	1,002

	$316,272	$28,618	$131,959	$148,656	$7,039

(1)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.63 per share.
(2)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $10.00 per share.
(3)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $13.50 per share.
(4)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $34.00 per share.
(5)	As of March 6, 2006, we have made $19.9 million in make-whole interest payments related to the early conversions of $59.0 million of our 6.75% convertible senior notes.
(6)	Long-term debt does not include $6.3 million related to excess facilities charges and $1.3 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employees’ separation from the Company.

The remaining amount of milestone payments we may be required to pay pursuant to the amended agreement with PG-TXL Company L.P. is $14.9 million, $5.4 million of which may be triggered in 2007 if we are successful with our current plans for registrations with the FDA and EMEA.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on our operations including selling prices, capital expenditures and operating expenses.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS, 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107 which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS 123R as no later than the first fiscal year beginning after June 15, 2005, which will be effective for us January 1, 2006. We will implement SFAS 123R in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of between $2.3 million and $2.7 million for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of our stock price, the related Black-Scholes fair value and the timing of future grants.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at December 31, 2005 and 2004 was $18.9 million and $10.8 million, respectively. A one percent change in interest rates would not significantly impact the fair value of our securities available-for-sale as of December 31, 2005.

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, we are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars. Although our reporting currency remains the U.S. dollar, a significant portion of our consolidated costs now arise in euros, which we translate into U.S. dollars for purposes of financial reporting, based on exchange rates prevailing during the applicable reporting period. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Accordingly, changes in the value of the U.S. dollar relative to the euro might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period.

We have foreign exchange risk related to euro-denominated cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at December 31, 2005 of $12.9 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $0.6 million, $1.3 million and $2.6 million, respectively.

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

As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

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

The registered independent public accounting firm of Stonefield Josephson, Inc., as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cell Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cell Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cell Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Cell Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cell Therapeutics, Inc. as of December 31, 2005, and the related statements of operations, shareholders’ equity (deficit) and other comprehensive loss, and cash flows for the year then ended and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

Los Angeles, CA

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Cell Therapeutics, Inc. as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and other comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Therapeutics, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the 2005 basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cell Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

Los Angeles, Ca

March 14, 2006

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the 2004 basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/    GRANT THORNTON LLP

Seattle, WA

February 28, 2005

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit), and cash flows of Cell Therapeutics, Inc. for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(ii) for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cell Therapeutics, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington

February 6, 2004

CELL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$50,022	$105,033
Restricted cash	25,596	—
Securities available-for-sale	18,858	10,840
Interest receivable	187	147
Accounts receivable	2,306	879
Inventory	—	920
Prepaid expenses and other current assets	10,107	10,113

Total current assets	107,076	127,932
Property and equipment, net	12,278	22,360
Goodwill	17,064	17,064
Other intangibles, net	2,239	4,175
Other assets	16,783	13,465

Total assets	$155,440	$184,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,370	$7,309
Accrued expenses	17,558	25,020
Current portion of deferred revenue	80	408
Current portion of long-term obligations	2,880	1,382
Current portion of convertible senior notes	6,900	—

Total current liabilities	30,788	34,119
Deferred revenue, less current portion	558	1,310
Other long-term obligations, less current portion	7,326	5,053
Royalty obligation	—	25,123
Convertible senior notes	72,146	—
Convertible senior subordinated notes	122,079	160,459
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares—10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares—200,000,000
Issued and outstanding shares—73,421,721 and 63,862,658 at December 31, 2005 and December 31, 2004, respectively	721,544	652,773
Deferred stock-based compensation	(1,669)	(2,736)
Accumulated other comprehensive income (loss)	(1,683)	2,039
Accumulated deficit	(825,289)	(722,784)

Total shareholders’ deficit	(107,097)	(70,708)

Total liabilities and shareholders’ deficit	$155,440	$184,996

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$14,599	$26,626	$22,105
License and contract revenue	1,493	2,968	2,660

Total revenues	16,092	29,594	24,765

Operating expenses:
Cost of product sold	518	1,104	840
Research and development	68,767	101,127	89,534
Selling, general and administrative	61,717	78,522	55,641
Acquired in-process research and development	—	87,375	—
Amortization of purchased intangibles	1,254	2,294	1,335
Restructuring charges and related asset impairments	12,780	—	—
Gain on divestiture of TRISENOX	(71,211)	—	—

Total operating expenses	73,825	270,422	147,350

Loss from operations	(57,733)	(240,828)	(122,585)
Other income (expense):
Investment and other income	2,824	1,636	1,880
Interest expense	(17,559)	(10,988)	(9,326)
Foreign exchange gain (loss)	8	(2,118)	—
Debt conversion expense	(23,608)	—	—
Loss on extinguishment of royalty obligation	(6,437)	—	—

Other expense, net	(44,772)	(11,470)	(7,446)

Net loss	$(102,505)	$(252,298)	$(130,031)

Basic and diluted net loss per share	$(1.59)	$(4.67)	$(3.89)

Shares used in calculation of basic and diluted net loss per share	64,553	54,052	33,418

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2002	33,054	$384,994	$—	$(340,455)	$(1,056)	$43,483
Conversion of senior subordinated notes to common stock	—	1	—	—	—	1
Conversion of warrants to common stock	134	—	—	—	—	—
Preferred stock dividend	44	500	—	—	—	500
Proceeds from stock options exercised and stock sold via employee stock purchase plan	603	2,303	—	—	—	2,303
Deferred compensation	504	6,581	(6,581)	—	—	—
Amortization of deferred compensation of restricted stock	—	—	625	—	—	625
Equity-based compensation expense	—	371	—	—	—	371
Comprehensive loss:
Unrealized losses on securities available-for-sale	—	—	—	—	(175)	(175)
Unrealized gains on interest rate swap	—	—	—	—	381	381
Net loss for the year ended December 31, 2003	—	—	—	(130,031)	—	(130,031)

Comprehensive loss						(129,825)

Balance at December 31, 2003	34,339	394,750	(5,956)	(470,486)	(850)	(82,542)
Issuance of common stock for the acquisition of Novuspharma	15,629	189,760	—	—	—	189,760
Conversion of warrants to common stock	22	—	—	—	—	—
Proceeds from issuance of common stock, net	12,936	63,846	—	—	—	63,846
Proceeds from stock options exercised and stock sold via employee stock purchase plan	595	2,220	—	—	—	2,220
Deferred compensation	315	990	(990)	—	—	—
Amortization of deferred compensation of restricted stock	—	—	4,210	—	—	4,210
Equity-based compensation expense	27	1,207	—	—	—	1,207
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	2,511	2,511
Unrealized gains on securities available-for-sale	—	—	—	—	4	4
Unrealized gains on interest rate swap	—	—	—	—	374	374
Net loss for the year ended December 31, 2004	—	—	—	(252,298)	—	(252,298)

Comprehensive loss						(249,409)

Balance at December 31, 2004	63,863	652,773	(2,736)	(722,784)	2,039	(70,708)
Conversion of convertible senior subordinated notes to common stock	3,323	39,047	—	—	—	39,047
Equity instruments issued to induce conversion of convertible senior subordinated notes to common stock	3,378	23,608	—	—	—	23,608
Issuance of warrants to underwriter of convertible senior notes	—	564	—	—	—	564
Conversion of convertible senior notes to common stock	1,141	3,000	—	—	—	3,000
Proceeds from stock options exercised and stock sold via employee stock purchase plan	81	238	—	—	—	238
Deferred compensation	1,641	2,186	(2,186)	—	—	—
Amortization of deferred compensation of restricted stock	—	—	3,253	—	—	3,253
Equity-based compensation expense	(5)	(49)	—	—	—	(49)
Conversion of restricted share rights to common stock	—	177	—	—	—	177
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	(4,174)	(4,174)
Unrealized gains on securities available-for-sale	—	—	—	—	16	16
Unrealized gains on interest rate swap	—	—	—	—	436	436
Net loss for the year ended December 31, 2005	—	—	—	(102,505)	—	(102,505)

Comprehensive loss						(106,227)

Balance at December 31, 2005	73,422	$721,544	$(1,669)	$(825,289)	$(1,683)	$(107,097)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(102,505)	$(252,298)	$(130,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,975	10,311	4,868
Acquired in-process research and development	—	87,375	—
Equity-based compensation expense	3,381	5,417	996
Loss on disposition of property and equipment	157	505	113
Asset impairments	3,020	—	—
Debt conversion expense	23,608	—	—
Gain on divestiture of Trisenox	(71,211)	—	—
Loss on extinguishment of royalty obligation	6,437	—	—
Amortization of investment premium	303	1,123	3,572
Noncash other income	(236)	—	—
Noncash interest expense	2,930	1,091	758
Noncash rent expense	180	415	1,170
Loss on sale of investment securities	14	29	13
Changes in operating assets and liabilities:
Restricted cash	(1,045)	—	—
Interest receivable	(40)	1,109	644
Accounts receivable, net	(894)	(221)	170
Inventory	4	88	(130)
Prepaid expenses and other current assets	1,971	(1,068)	64
Other assets	(1,452)	2,734	1,573
Accounts payable	(3,451)	(1,651)	1,587
Accrued expenses	(5,181)	(2,292)	8,507
Deferred revenue	(1,081)	(819)	(1,018)
Excess facilitites obligations	6,334	—	—
Other long-term obligations	3,550	—	—

Total adjustments	(22,727)	104,146	22,887

Net cash used in operating activities	(125,232)	(148,152)	(107,144)

Investing activities
Net proceeds from sale of Trisenox	70,417	—	—
Purchases of securities available-for-sale	(46,827)	(59,011)	(167,433)
Proceeds from sales of securities available-for-sale	15,815	50,830	27,403
Proceeds from maturities of securities available-for-sale	22,693	79,333	175,437
Purchases of property and equipment	(2,016)	(4,632)	(3,335)
Sale of property and equipment	253	—	—
Additional consideration related to PolaRx acquisition	—	(4,969)	(3,981)
Repayment of notes receivable from officers	—	3,500	—
Net cash acquired in (paid for) the Novuspharma merger	—	89,391	(3,160)

Net cash provided by investing activities	60,335	154,442	24,931

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Financing activities
Proceeds from issuance of convertible senior notes, net	77,704	—	—
Restricted cash from issuance of senior convertible notes	(24,600)	—	—
Proceeds from issuance of common stock, net	—	63,846	—
Proceeds from royalty based financing	—	25,000	—
Repayment of royalty obligation	(39,388)	—	—
Proceeds from issuance of convertible senior subordinated notes, net	—	—	72,143
Proceeds from common stock options exercised and stock sold via employee stock purchase plan	238	2,220	2,303
Repayment of long-term obligations	(1,805)	(2,172)	(1,741)

Net cash provided by financing activities	12,149	88,894	72,705

Effect of exchange rate changes on cash and cash equivalents	(2,263)	1,411	—

Net increase (decrease) in cash and cash equivalents	(55,011)	96,595	(9,508)
Cash and cash equivalents at beginning of period	105,033	8,438	17,946

Cash and cash equivalents at end of period	$50,022	$105,033	$8,438

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,640	$9,823	$8,439

Cash paid for taxes	$—	$—	$—

Supplemental disclosure of non cash financing and investing activities
Conversion of convertible senior subordinated notes to common stock, including accrued interest	$39,047	$—	$—

Conversion of convertible senior notes to common stock	$3,000	$—	$—

Issuance of warrants to underwriter of convertible senior notes	$564	$—	$—

Common stock issued for acquisition of Novuspharma	$—	$189,760	$—

Issuance of common stock for payment of preferred stock dividend	$—	$—	$500

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

We operate in one business segment. On July 18, 2005, we completed the divestiture of TRISENOX® (arsenic trioxide), an anti-cancer compound, and certain proteasome assets to Cephalon Inc., or Cephalon, for aggregate consideration of approximately $71.9 million, net of broker fees. In addition, we provided transition services related to TRISENOX and proteasome assets for approximately six months subsequent to the closing date. In connection with the divestiture, we were required to repay our royalty obligation to PharmaBio Development, or PharmaBio, and after this repayment, our net proceeds from both transactions were approximately $32.5 million. In addition, in the future we may potentially receive up to an additional $100 million if Cephalon is successful in achieving certain sales and development milestones, although achievement of such milestones is uncertain. Because TRISENOX was our only commercial product, we have had no revenues from product sales subsequent to its divestiture.

Principles of Consolidation

The consolidated financial statements include the accounts of Cell Therapeutics, Inc., its wholly owned subsidiaries which include Cell Therapeutics Europe S.r.l., CTI Technologies, Inc., PolaRx Biopharmaceuticals, Inc., or PolaRx, CTI Corporate Development, Inc., Cell Therapeutics (UK) Limited, and Cell Therapeutics (Ireland) Holding Limited, and its majority owned subsidiary (PanGenex, Inc.) which was dissolved in 2004. Cell Therapeutics (UK) Limited and PolaRx were sold to Cephalon in connection with the divestiture of TRISENOX in July 2005. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, estimates included our liability for excess facilities, the fair value of our derivatives, and prior to the divestiture of TRISENOX to Cephalon our sales return reserve, inventory obsolescence reserve, and our estimate of royalty and interest payments in connection with our royalty obligation. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

As of December 31, 2005 restricted cash included $24.6 million held in escrow through April 30, 2006 to fund potential redemptions of up to 30% of our 6.75% convertible senior notes (see Note 6, Long-Term Obligations). In March 2006, we amended our Paying Agent Agreement to allow for the release of the funds held in escrow when the conversions of the notes occur. As of March 6, 2006, $59.0 million of the notes had converted and accordingly, $17.7 million had been released from escrow. We also have restricted cash of $1.0 million held in connection with the liquidation of Cell Therapeutics (Ireland) Holding Limited, of which $0.8 million became unrestricted in February 2006.

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

Liquidity

Cash and cash equivalents, restricted cash, securities available for sale and interest receivable are approximately $94.7 million as of December 31, 2005 which includes $24.6 million held in escrow until April 30, 2006 to fund potential redemptions of a portion of our 6.75% convertible senior notes (see Note 6, Long-Term Obligations).

The financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business. We expect that our existing cash, cash equivalents, restricted cash and interest receivable will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds during 2006 and are currently exploring alternative sources of equity or debt financing. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects of research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures related to certain research and development and general and administrative activities including compensation and benefits, corporate costs and clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

Certain Concentrations

We are exposed to risks associated with foreign currency transactions to use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, we are exposed to risks associated with the translation of euro-denominated financial results and amounts into U.S. dollars. We currently do not utilize forward exchange contracts or any type of hedging instruments to hedge foreign exchange risk as we believe our overall exposure is relatively limited.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are subject to concentration of credit risk primarily from our cash investments. Under our investment guidelines, credit risk is managed by diversification of the investment portfolio and by the purchase of investment-grade securities. Prior to the divestiture of TRISENOX, we did not require collateral or other security to support credit sales, but provided an allowance for bad debts when warranted.

If we are unable to obtain sufficient quantities of needed starting materials for the manufacture of our products in development from existing suppliers, or if we were unable to source these materials and services from other suppliers and manufacturers, certain research and development and sales activities may be delayed.

We are exposed to certain labor risk related to our European employees, who represent 51% of our total employees as of December 31, 2005, and who are subject to a collective bargaining agreement as well as to local regulations governing employment.

Product Sales

We recognized revenue from product sales when there was persuasive evidence that an arrangement existed, title had passed and delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. As we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there are no product sales subsequent to this date. Product sales were generally recorded upon shipment net of an allowance for returns and discounts. Customers were able to return damaged or expired inventory for up to one year after the expiration date. In estimating returns, we analyzed historical returns and sales patterns. To arrive at the accrual for product returns, we matched the returns to the corresponding production batch to assess the historical trend for returns. Based on this analysis, the estimated return percentage was applied to current period sales. If customers had product acceptance rights or return rights, and we were unable to reasonably estimate returns related to that customer or market, we deferred revenue recognition until such rights had expired. Allowances for returns, discounts and bad debts, which were netted against accounts receivable, totaled approximately $1.4 million at December 31, 2004. There was no allowance for returns, discount and bad debts at December 31, 2005 as all trade receivables were sold in connection with the divestiture of TRISENOX to Cephalon.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts and research grants is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue.

We evaluate multiple element arrangements pursuant to Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables for multiple element arrangements that have continuing performance obligations, we recognize contract, milestone or license fees together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104, or SAB 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangement.

Cost of Product Sold

Cost of product sold consists of the cost of TRISENOX sold to our customers, including allowances for excess inventory that may expire and become unsaleable. Royalties paid on product sales, as well as shipping and handling costs are also included in cost of product sold. As we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there is no cost of product sold subsequent to this date.

Accounts Receivable

Due to the sale of TRISENOX to Cephalon in July, 2005, our accounts receivable balance did not include any trade receivables related to TRISENOX as of December 31, 2005. This balance consists primarily of receivables from Cephalon for transition services provided as well as receivables from fixed asset sales. The balance as of December 31, 2004 primarily relates to trade receivables from the sale of TRISENOX, net of our allowance for doubtful accounts.

Inventory

Finished goods inventory consisted of our marketed pharmaceutical drug, TRISENOX. All inventory was sold in connection with the completion of the divestiture of TRISENOX to Cephalon. Prior to the divestiture, inventory was stated at the lower of cost or market. Cost was determined using a weighted-average method. If the cost of the inventory exceeded the expected market value, provisions were recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that would have expired and become unsaleable was recorded. The components of inventory are as follows as of December 31, 2004 (in thousands):

Work in process	$529
Finished goods	391

$920

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. Generally, in instances

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

where we enter into agreements with third parties for research and development activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed unless there is an alternative future use of the funds in other research and development projects. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Acquired in-process research and development

Costs to acquire in-process research and development, or IPRD, projects and technologies which had no alternative future use and which had not reached technological feasibility as of January 1, 2004, the date of our merger with Novuspharma, were expensed as incurred.

Value Added Tax Receivable

Our European subsidiaries are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $8.9 million and $8.8 million as of December 31, 2005 and December 31, 2004, respectively, of which $8.3 million and $8.1 million is included in other assets and $0.6 million and $0.7 million is included in prepaid expenses and other current assets as of December 31, 2005 and December 31, 2004, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values. During 2005 we recorded a charge of approximately $1.0 million for asset impairments associated with our restructuring activities (see Note 7, Restructuring Activities).

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the net carrying amount of goodwill in 2003, 2004 and 2005 are as follows (in thousands):

Balance as of January 1, 2003	$12,064
Additional goodwill in 2003	5,000

Balance as of December 31, 2003	17,064
Additional goodwill in 2004	—

Balance as of December 31, 2004	17,064
Additional goodwill in 2005	—

Balance as of December 31, 2005	$17,064

During 2003, we recorded as goodwill an additional $5.0 million related to contingent consideration that became due and payable in connection with our 2000 acquisition of PolaRx, (see Note 18, Acquisition of PolaRx Biopharmaceuticals, Inc.).

Other intangible assets are composed of the following as of December 31 (in thousands):

	2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assembled workforce	$4,566	$(2,327)	$2,239

	2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and other intangibles	$6,674	$(6,674)	$—
Assembled workforce	5,219	(1,044)	4,175

Total other intangibles assets	$11,893	$(7,718)	$4,175

The changes in the value of intangible assets is as follows:

	Patents and Other Intangibles	Assembled Workforce
Balance as of January 1, 2003	$2,670	$—
Amortization	(1,335)	—

Balance as of January 1, 2004	1,335	—
Increase due to acquisition of Novuspharma	—	4,868
Amortization	(1,335)	(959)
Increase due to exchange rate	—	266

Balance as of December 31, 2004	—	4,175
Impairment	—	(232)
Amortization	—	(1,254)
Decrease due to exchange rate	—	(450)

Balance as of December 31, 2005	$—	$2,239

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004 we recorded an intangible asset related to the assembled workforce acquired in our acquisition of Novuspharma. In 2005, restructuring charges and related asset impairments includes an impairment charge of $0.2 million due to the termination of certain Italian employees included in the original valuation of this asset. We expect amortization expense on assembled workforce to be approximately $0.8 million for each of the next three years, at which time it will be fully amortized.

Royalty Obligation

Our royalty obligation to PharmaBio was recorded as debt as we had significant continuing involvement in the generation of cash flows due to PharmaBio. The obligation was accreted using the effective interest method and an imputed interest rate that was based on our estimates of total royalty and interest payments due under the arrangement. The amount of royalty and interest payments varied depending on whether we reached certain TRISENOX targets and certain other factors as described in the agreement. We reassessed the imputed interest rate as circumstances changed. We extinguished the royalty obligation in July 2005 (see Note 9, Extinguishment of PharmaBio Royalty Obligation).

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards, or SFAS, 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, compensation cost for employee stock options is measured as the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. Any deferred compensation is recognized on a graded vesting method. Under our plan, stock options are generally granted at fair market value.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” known as SFAS 123(R), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair value. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim period of the year of adoption.

We will implement SFAS 123(R) in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of between $2.3 and $2.7 million for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the uncertainty of our stock price, the related Black-Scholes fair value and the timing of future grants. We will also continue to incur stock-based compensation charges related to restricted stock grants.

If we elected to recognize compensation cost based on the fair value at grant date of the options granted as prescribed by SFAS 123, net loss and basic and diluted net loss per share would have been adjusted, or increased, as follows for the years ended December 31 (in thousands, except per share amounts):

	2005	2004	2003
Net loss:
As reported	$(102,505)	$(252,298)	$(130,031)
Add: Stock-based employee compensation included in reported net loss	3,253	5,342	663
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,684)	(11,397)	(11,992)

As adjusted	$(104,936)	$(258,353)	$(141,360)

Basic and diluted net loss per share:
As reported	$(1.59)	$(4.67)	$(3.89)
As adjusted	$(1.63)	$(4.78)	$(4.23)

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

Advertising Costs

The costs of advertising are expensed as incurred. We incurred advertising costs of $1.8 million, $1.8 million, and $0.7 million in 2005, 2004, and 2003 respectively.

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

Derivatives Embedded in Certain Debt Securities

We evaluate financial instruments for freestanding or embedded derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related guidance. Derivative instruments are recorded at fair value with changes in value recognized in the period of change.

Other Financial Instruments

At December 31, 2005 and 2004, the carrying value of financial instruments such as receivables and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates. We believe the carrying value of our royalty obligation approximated its fair value at December 31, 2004 as the arrangement was entered into on an arms length basis during December 2004.

Based on their respective trading prices, the fair values of our convertible senior notes, convertible senior subordinated notes and convertible subordinated notes are as follows as of December 31 (in thousands):

	2005	2004
6.75% convertible senior notes common shareholders	$79,000	$—
5.75% convertible senior subordinated notes common shareholders	$43,504	$87,800
4.0% convertible senior subordinated notes	$25,369	$73,100
5.75% convertible subordinated notes	$14,524	$26,100

Foreign Currency Translation

For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit in accordance with SFAS 52, Foreign Currency Translation. We had a loss from foreign currency translation of $4.2 million for the year ended December 31, 2005 and a gain of $2.5 million for the year ended December 31, 2004.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and interest rate swap agreement, designated as a cash flow hedge, to be included in other comprehensive income or loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $106.2 million, $249.4 million and $129.8 million as of December 31, 2005, 2004 and 2003, respectively.

Information regarding the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	2005	2004
Foreign currency translation adjustment	$(1,663)	$2,511
Net unrealized loss on interest rate swap	—	(436)
Net unrealized loss on securities available-for-sale	(20)	(36)

Total other comprehensive income (loss)	$(1,683)	$2,039

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107 which expresses views of the SEC staff regarding the interaction between SFAS 123R

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS 123R as no later than the first fiscal year beginning after June 15, 2005, which will be effective for us January 1, 2006. We will implement SFAS 123R in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of between $2.3 million and $2.7 million for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of our stock price, the related Black-Scholes fair value and the timing of future grants.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces APB Opinion 20, Accounting Changes, or APB 20, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward the guidance in APB 20 regarding reporting a correction of an error and a change in accounting estimate. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the provisions of this statement to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the EITF reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a lease term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Securities Available-for-Sale

Securities available-for-sale consist of the following debt securities as of December 31 (in thousands):

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$16,525	$—	$(18)	$16,507
U.S. government obligations	2,353	—	(2)	2,351

	$18,878	$—	$(20)	$18,858

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$8,714	$—	$(31)	$8,683
U.S. government obligations	2,162	—	(5)	2,157

	$10,876	$—	$(36)	$10,840

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, and 2004, all securities available-for-sale had contractual maturities of less than one year. Gross realized gains and losses to date have not been material.

3.	Property and Equipment

Property and equipment are composed of the following as of December 31 (in thousands):

	2005	2004
Leasehold improvements	$12,694	$12,753
Lab equipment	5,483	11,394
Furniture and office equipment	17,122	18,617

	35,299	42,764
Less: accumulated depreciation and amortization	(23,021)	(20,404)

	$12,278	$22,360

Depreciation expense of $8.9 million, $8.0 million, and $3.5 million was recognized during 2005, 2004, and 2003, respectively. We also recorded fixed asset impairments of $0.8 million during 2005 related to our restructuring activities (see Note 7, Restructuring Activities).

4.	Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

	2005	2004
Employee compensation and related expenses	$6,566	$7,606
Clinical development and regulatory expense	3,616	6,404
Manufacturing expense	1,387	3,870
Corporate development and sales and marketing expense	983	2,066
Other research and development expenses	963	1,575
Insurance financing and accrued interest expense	2,391	294
Other	1,652	3,205

	$17,558	$25,020

5.	Contractual Arrangements and Commitments

Lease Agreements

Facilities

We lease our office and laboratory space under operating leases. Leases for our corporate office space contain an annual escalation clause of approximately 3%; the related rent expenses are recognized on a straight-line basis over the term of the respective lease. In connection with a lease agreement, we have a $0.7 million irrevocable, unconditional standby letter of credit which is secured by a certificate of deposit classified in our consolidated balance sheet in other assets as of December 31, 2005 and 2004. Rent expense amounted to approximately $7.3 million, $7.8 million, and $6.8 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004 and 2005, we entered into sublease agreements to sublet a portion of our facilities considered to be in excess of current requirements. Total sublease rental income for fiscal years 2005 and 2004 was $0.2 million and $21,000, respectively, recorded as an offset to lease expense. Total future sublease income to be recognized over the term of our existing subleases is approximately $1.0 million.

Aircraft

In 2001, we entered into an operating lease agreement for use of an aircraft. Terms of the lease included monthly rental payments of $161,000 plus an incremental rent adjustment, which was based on the value of the aircraft and varied depending on the prevailing applicable LIBOR rate. This lease was terminated in November 2005. Rent expense related to the aircraft amounted to $1.9 million, $2.3 million, and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005 we also made a $1.2 million payment in connection with the early termination of the lease which is included in restructuring charges and related asset impairments (see Note 7, Restructuring Activities).

In connection with this aircraft lease, we entered into an interest rate swap agreement that effectively locked in the effect of the incremental rate adjustment for the first 78 payments. Under the swap agreement, we received a variable amount based on the monthly LIBOR rate and we paid a fixed rate payment based on a rate of 4.78%. In connection with the termination of the aircraft lease, the swap agreement was also terminated in November 2005 and we made a payment of approximately $50,000, the fair value of the swap liability at the time of termination. At December 31, 2004, the fair value of the swap was a liability of $0.4 million which was recorded in other long-term obligations and accumulated other comprehensive income (loss). This swap was 100% effective.

Capital Leases

In connection with our merger with Novuspharma, we assumed two capital lease agreements to finance lab equipment. These capital leases have terms of 47 months at interest rates of 5.1% and 5.4%. The gross amount of assets under capital lease obligations was approximately $0.6 million and $0.7 million as of December 31, 2005 and 2004, respectively. The related accumulated depreciation was approximately $0.2 million and $0.1 million as of December 31, 2005 and 2004, respectively.

Future Minimum Lease Payments

Future minimum lease commitments for noncancelable operating and capital leases at December 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases
2006	$122	$8,500
2007	72	7,634
2008	44	3,983
2009	—	3,739
2010	—	3,812
Thereafter	—	6,037

Total minimum lease commitments	$238	$33,705

Less interest	(12)

Present value of lease obligation	226
Less current portion of long-term obligation….	(114)

Long-term obligation	$112

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, we recorded a liability of approximately $6.3 million in charges for excess facilities under our current operating leases in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities. These charges included lease commitments, net of estimated sublease income (see Note 7, Restructuring Activities).

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

As we had adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement with NPI in October 2005. Under the amended agreement we received $0.8 million, the value of the remaining undelivered paclitaxel, to relieve all obligations of undelivered paclitaxel from NPI. In addition, the agreement grants NPI the exclusive right to purchase up to 5 kilograms of our paclitaxel supply at our original cost through September 1, 2006.

As of December 31, 2004, our prepaid asset related to the undelivered paclitaxel was approximately $2.1 million, all of which was classified as current. There was no prepaid asset as of December 31, 2005 as we received cash in lieu of all remaining undelivered amounts based on the amended agreement. As of December 31, 2005 and 2004, we also had paclitaxel supply of $2.3 million and $2.5 million, respectively, which has been capitalized and is included in prepaid expenses and other current assets. These costs have been capitalized since there is a ready market for this ingredient. The paclitaxel supply was adjusted during the second quarter of 2005 to reflect a $1.7 million write-down to its estimated re-sale value based on current prices obtained from an external vendor.

6.	Long-Term Obligations

Convertible subordinated notes

In June and September 2001, we issued a total of $175.0 million principal amount of 5.75% convertible subordinated notes due June 15, 2008 with interest payable semi-annually in June and December. Net proceeds to us were approximately $168.0 million, after deducting expenses and the initial purchaser’s discounts and commissions. We recorded issuance costs related to the notes of approximately $7.0 million. Issuance costs are recorded in other assets and amortized to interest expense over the life of the notes using the effective interest method.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, we completed an exchange offer for the 5.75% convertible subordinated notes, in which approximately $145.4 million of our convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new convertible senior subordinated notes. We recognized a net gain of $55.3 million on the early extinguishment of these notes. This net gain is based on the carrying value of the exchanged notes less the fair value of the new notes, net of issuance costs of $4.6 million attributable to the exchanged notes. As of December 31, 2005, we had $29.6 million convertible subordinated notes outstanding.

Convertible senior subordinated notes

In connection with the exchange of convertible subordinated notes, we issued $85.5 million of 5.75% convertible senior subordinated notes and recorded additional issuance costs of approximately $2.1 million, which are recorded in other assets and are being amortized to interest expense using the effective interest method, over the remaining life of the notes. The terms of the new notes are similar to the convertible subordinated notes except for the conversion price and provisional redemption provision. The conversion rate for these notes is 100 shares per $1,000 principal note; this is equivalent to a conversion price of $10.00 per share. We can redeem the notes at specified redemption prices ranging from 103.286% to 100% of the principal amount. The redemption prices will vary depending on the year redeemed. The holder may elect to convert their notes prior to any such redemption. As of December 31, 2005, we had $66.9 million of 5.75% convertible senior subordinated notes outstanding (see Conversion and Placement Agreement below).

In June 2003, we issued $75.0 million principal amount of 4.0% convertible senior subordinated notes due July 1, 2010 with interest payable semi-annually in January and July. Net proceeds to us were approximately $72.1 million, after deducting expenses and the initial purchaser’s discounts and commissions. We recorded issuance costs related to the notes of approximately $2.9 million. These issuance costs are recorded as other assets and are being amortized to interest expense using the effective interest method, over the seven-year life of the notes.

The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at an initial conversion rate of 74.0741 shares of common stock per $1,000 principal amount of notes, which is subject to adjustment in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $13.50 per share. Prior to maturity, we may redeem the notes upon certain conditions, the most significant of which is that the closing price of our common stock must exceed 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. Upon such redemption, we would make an additional payment of $280.00 per $1,000 note, less any interest previously paid on the notes. The holder may elect to convert their notes prior to any such redemption. As of December 31, 2005, we had $55.2 million of 4.0% convertible senior subordinated notes outstanding (see Conversion and Placement Agreement below).

Conversion and Placement Agreement

In November 2005, in conjunction with issuance of the 6.75% convertible senior notes discussed below, we entered into a Conversion and Placement Agreement, or CAP agreement, with two existing holders of approximately $18.5 million of our outstanding 5.75% Convertible Senior Subordinated Notes, or 5.75% notes, and approximately $19.9 million of our 4% Convertible Senior Subordinated Notes, or 4% notes. Pursuant to the original terms of the agreement, the CAP holders agreed to exercise their right to convert their 5.75% notes and 4% notes into approximately 3.3 million shares of our common stock. In connection with the conversion, we also issued to the CAP holders a $23.6 million conversion inducement which consisted of 3.4 million shares of common stock and 6.5 million shares issuable upon exercise of zero strike price warrants. The shares and warrants were valued based on the trading price of our common stock on the effective date of the agreement. The conversion inducement was recorded as debt conversion expense.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of this agreement we were required to file a resale registration statement with respect to these shares which was required to be declared effective by November 30, 2005. We filed the resale registration statement on November 30, 2005, however it was not declared effective until December 2005 and as a result, we were required to make a liquidated damages payment of approximately $1.2 million which is included in interest expense for the year ended December 31, 2005.

Convertible senior notes

In November 2005, we completed the issuance of $82 million of 6.75% convertible senior notes due October 31, 2010 with interest payable semi-annually in April and October. Net proceeds to us were approximately $77.7 million, after deducting expenses and the initial purchaser’s discounts and commissions. We recorded issuance costs related to the notes of approximately $4.9 million which includes approximately $0.6 million related to the Black-Scholes estimated fair value of warrants issued to the initial purchaser of the notes. These issuance costs are recorded in other assets and are being amortized to interest expense using the effective interest method over the five-year life of the notes.

The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at an initial conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustment in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $2.63 per share. We also issued warrants to purchase 350,000 shares of common stock within five years at an exercise price of $3.50 per share to the initial purchaser of these notes. On April 30, 2006, holders of the notes have the right to cause us to redeem in cash up to 30% of the aggregate amount of the notes, or approximately $24.6 million, on a pro-rata basis, excluding any accrued and unpaid interest. We must hold this amount in escrow through April 30, 2006 in order to fund any such redemptions. We have the option to redeem all of the notes if the closing price per share of our common stock has exceeded 125% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. The redemption price will be par including accrued and unpaid interest up to but not including the redemption date. Upon any conversion of the notes, we will pay the holder of the notes a make-whole interest payment equal to $337.50 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. Under this agreement we must also file a shelf registration statement within 45 days of the initial issuance of the notes which must be effective within 90 days of issuance in order to avoid liquidating damages penalties of additional interest of 0.25% for any period for which the registration statement is not effective until such time that the shares are tradable which is approximately two years. A shelf registration statement was declared effective on January 8, 2006, prior to the 90th day following the initial issuance of the notes as per the terms of the agreement.

As of March 6, 2006, $59.0 million of the 6.75% notes had been converted into 22.4 million shares of common stock resulting in make-whole interest payments of $19.9 million. Based on these conversions, $17.7 million of the redemption right was forfeited.

Under the terms of the convertible debt we are restricted from issuing additional convertible debt or preferred equity securities until March 31, 2006. Thereafter, we are restricted from issuing convertible debt with a maturity date earlier than that of the 6.75% convertible debt or October 31, 2010.

As of December 31, 2005, we had $79.0 million of 6.75% convertible senior notes outstanding.

Embedded Features

We recorded a derivative liability related to our 6.75% convertible senior notes. The interest make-whole provision, included in the note indenture and described above, represents an embedded derivative which is

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to be accounted for separate from the underlying 6.75% senior notes. At the issuance of the 6.75% senior notes, the interest make-whole feature was estimated to have a fair value of approximately $4.5 million and the initial recorded value of the 6.75% senior notes was reduced by this allocation. The resulting discount to the notes will be accreted over the life of the notes as additional interest expense using the effective interest method, of which $0.3 million was recorded for the year ended December 31, 2005. The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. Changes in the estimated fair value for the year ended December 31, 2005 were $0.2 million and included in other income. At December 31, 2005, the fair value of the derivative was $4.3 million and was recorded in convertible senior notes.

Our evaluation of the embedded make-whole feature was made in accordance with SFAS 133. We determined that the make-whole provision meets the definition of an embedded derivative because 1) the economic characteristics of the make-whole provision are not clearly and closely related to those of the host instrument because they could at least double the investor’s rate of return and result in a rate of return that is at least twice that of a market rate of return for a similar instrument, 2) the host convertible debt instrument is not remeasured at fair value and 3) if the make-whole provision were a separate instrument with the same terms it would meet the definition of a derivative.

We determined that the conversion feature in the notes did not result in a beneficial conversion feature based on the guidance in EITF-007, Application of Issue No. 98-5 to Certain Convertible Instruments.

We determined that the maximum amount of payment under the liquidated damages provision related to the 6.75% convertible senior notes is less than the difference between registered and unregistered shares. In accordance with guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we evaluated the effect of the liquidated damages provision under the EITF’s view A which requires that the registration rights agreement be combined with the related convertible debt instrument. Because the amount of the liquidated damages is less than a reasonable discount on unregistered shares, we determined that delivery of unregistered shares plus the penalty is an economic alternative to the issuance of registered shares and therefore the debt conversion feature will not be accounted for as a derivative.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-term obligations

Other long-term obligations consist of the following as of December 31 (in thousands):

	2005	2004
Master equipment financing agreement, due May 2006, monthly payments of $51, including interest at 8.0%	$—	$611
Master equipment financing agreement, due December 2006, monthly payments of $35, including interest at 7.0%	—	522
Master equipment financing agreement, due October 2006, monthly payments of $35, including interest at 7.1%	—	479
Capital lease equipment financing agreement, due February 2008, monthly payments of $6, including interest at 5.1%	177	272
Capital lease equipment financing agreement, due March 2006, monthly payments of $6, including interest at 5.4% monthly payments of $48, including interest at 7.1%	49	134
Excess facilities liability	6,334	—
Accrued rent	1,774	1,594
Employee defined benefit plan (see Note 12, Employee Benefit Plans)	1,329	1,668
European public loans	475	542
Interest rate swap related to aircraft	—	436
Other long-term obligations	68	177

	10,206	6,435
Less current portion	(2,880)	(1,382)

	$7,326	$5,053

For each equipment financing, we granted the lender a security interest in specified fixed assets. The net book value of these assets at December 31, 2004 was approximately $2.9 million. There was no equipment financing outstanding as of December 31, 2005 as the remaining portion of the related obligation was paid down during the fourth quarter of 2005.

Maturities of the convertible senior, convertible senior subordinated, and convertible subordinated notes as well as other long-term obligations listed above, excluding the employee defined benefit plan at December 31, 2005 are as follows (in thousands):

Years Ending December 31,
2006	$9,780
2007	2,574
2008	97,357
2009	606
2010	127,942
Thereafter	1,337

$239,596

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Restructuring Activities

In June 2005, we announced a plan to reduce our U.S. workforce as part of our cost savings initiative in an effort to reduce costs and conserve capital in anticipation of a new drug application, or NDA, and potential launch of XYOTAX. Additionally, in October 2005, we announced a planned reduction in our EU workforce. In conjunction with our workforce reduction we vacated a portion of our laboratory and office facilities. Additionally, we terminated our aircraft lease in November 2005 under a plan approved based on our restructuring activities and efforts to reduce costs. For the year ended December 31, 2005, restructuring and related asset impairment charges totaled approximately $12.8 million which is comprised of the following:

Excess facilities charges	$7,092
Employee separation cost	3,478
Aircraft lease termination payment	1,170
Asset Impairments	1,040

Total restructuring and related asset impairment charges	$12,780

Excess Facilities Charges

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded restructuring charges when we ceased using this space. For the year ended December 31, 2005 total restructuring charges related to this vacated space was approximately $7.1 million. The charge is calculated as the present value of total lease commitments, net of estimated sublease income. During the year ended December 31, 2005 we made lease payments of approximately $0.8 million and our ending lease obligation as of December 31, 2005 was approximately $6.3 million. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges.

Employee Separation Costs

As of December 31, 2005, a total of 66 U.S. and 24 EU employees have been terminated or received notice of termination as a result of our restructuring activities. Employee separation costs associated with the layoffs consist primarily of one-time termination benefits, principally severance payments, recognized in accordance with SFAS 146. During 2005 we recorded approximately $3.5 million in employee termination benefits and made cash payments of approximately $1.5 million. As of December 31, 2005, we had an accrual related to termination benefits of approximately $2.0 million.

Aircraft Lease Termination Payment

In 2001, we entered into an operating lease agreement for use of an aircraft which was terminated in November 2005. As part of the termination, we negotiated and paid a settlement amount of approximately $1.2 million to fulfill the termination penalty per the lease agreement.

Restructuring Related Asset Impairments

Impairment charges recorded pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, or SFAS 144, primarily include laboratory equipment, computers, and furniture and fixtures which are unlikely to be utilized due to our vacated lab and office space as well as employee terminations and

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordingly, have been written down to estimated fair market value primarily based on quoted market prices obtained from external sources. We recorded a loss of approximately $1.0 million for restructuring related asset impairments for the year ended December 31, 2005.

8.	Divestiture of TRISENOX and Certain Proteasome Assets

On July 18, 2005, we divested TRISENOX and certain proteasome asset to Cephalon. In addition, we provided transition services related to TRISENOX and proteasome assets for approximately six months subsequent to the closing date. We received aggregate consideration of $71.9 million for the assets and transition services, net of broker fees. As part of the transaction Cephalon purchased the capital stock of two wholly-owned subsidiaries, Cell Therapeutics (UK) Limited and PolaRx and assumed certain liabilities. In connection with the divestiture, we were required to repay our royalty obligation to PharmaBio (see Note 9, Extinguishment of PharmaBio Royalty Obligation) and, after this repayment, our net proceeds from both transactions were approximately $32.5 million. In addition, we may receive up to an additional $100 million in payments upon achievement by Cephalon of specified sales and development milestones. However, achievement of such milestones is uncertain.

Pursuant to the terms of the acquisition agreement, we provided transition services to Cephalon related to the TRISENOX and proteasome assets for a period of up to six months subsequent to the closing date. We consider the multiple deliverables under the agreement to be one unit of accounting as defined in EITF 00-21, Revenue Arrangements with Multiple Deliverables, because we do not have evidence of the fair value of the undelivered service elements. Based upon the requirements in Staff Accounting Bulletin 104, Revenue Recognition, we deferred the proceeds received from the divestiture and recognized the gain ratably over the transition service period. As of December 31, 2005, all revenue related to the acquisition agreement was recognized, including approximately $3.8 million for transition services of which $1.4 million was included in accounts receivable.

All of our product revenue to date related to sales of TRISENOX. Subsequent to the transaction date, there was no product revenue or cost generating activities related to TRISENOX except for revenue provided under the transition services agreement with Cephalon, costs related to providing such services, and certain other non-cancelable obligations that were not assumed by Cephalon.

The following table summarizes the carrying amounts of the major classes of assets and liabilities included as part of the disposal group related to the divestiture (in thousands):

Disposed Assets:
Accounts receivable, net	$1,404
Inventory	916
Prepaids	60

Total	$2,380

Disposed Liabilities:
Accrued liabilities	$1,738

Total	$1,738

We determined that the TRISENOX and proteasome compound asset group met the criteria to be accounted for as a disposed asset, however, as we cannot clearly distinguish the cash flows related to TRISENOX, it did not

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

meet the criteria to be considered a component of an entity as defined in SFAS 144. Accordingly, results of operations related to the asset groups are reported in continuing operations.

In January 2000, we acquired the rights to TRISENOX through our acquisition of PolaRx which resulted in the recording of goodwill. SFAS 142, Accounting for Intangible Assets, requires that when a reporting unit that constitutes a business is to be disposed of, goodwill related to this reporting unit should be allocated to the carrying amount of the business sold. In our divestiture of TRISENOX to Cephalon, we retained key systems, processes and expertise required to support TRISENOX, therefore, the assets divested were not considered a business in accordance with EITF Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business and, accordingly, we did not allocate a portion of our goodwill to these assets.

9.	Extinguishment of PharmaBio Royalty Obligation

In December 2004, we entered into a financing and services agreement with PharmaBio. In return for cash and services, we were required to pay PharmaBio royalties based on a percentage of net sales of TRISENOX. As a result of the divestiture of TRISENOX, we were required to repay this royalty obligation to PharmaBio. Originally, the agreement stipulated that upon a divestiture of TRISENOX in 2005, a $40 million termination payment would be held in escrow until December 31, 2005. In July 2005, the agreement was amended to allow for the immediate repayment of the $40 million termination payment reduced by the interest we would have earned had the funds been placed in escrow. The aggregate termination payment of $39.4 million was made on July 18, 2005. A $6.4 million loss on the extinguishment of this royalty obligation was recognized for the year December 31, 2005 determined as follows (in thousands):

Termination payment to PharmaBio	$(39,388)
Extinguishment of royalty obligation	28,859
Prepaid service commitment (as of July 18, 2005)	4,092

Loss on extinguishment of royalty obligation	$(6,437)

Under the agreement, we were entitled to receive $5.0 million in services from PharmaBio and its affiliates (the Prepaid Service Commitment) which may be used through December 31, 2010, approximately $0.9 million of which had been used as of the repayment date. As of December 31, 2005, we have used approximately $1.6 million under the service commitment and have $3.4 million remaining, of which $2.9 is recorded in prepaid expenses and other current assets and $0.5 million is included in other assets.

10.	Capital Stock

In November 1999, we completed a $10 million private placement of shares of Series D convertible preferred stock, or Series D, and warrants to acquire shares of common stock with exercise prices of $2.38 or $2.625 per share of common stock. Each share of Series D was convertible into 462.427 shares of common stock, and all shares had been converted as of December 31, 2001. Warrants totaling 35,000 and 165,000 were exercised on a net basis and 22,364 and 133,839 shares of common stock were issued during 2004 and 2003, respectively. The remaining warrants expired in November 2004.

Investors of the Series D shares were entitled to receive four annual dividends at a rate per share of 5% per year payable on each September 30, commencing September 30, 2000 regardless of whether the shares had been converted or not. We paid dividends with 44,165 shares of our common stock in 2003. There is no future dividend obligation.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2000, we completed a $40 million private placement of shares of common stock. In connection with the offering, we issued warrants to purchase 170,000 shares of common stock to a placement agent. The warrants are exercisable at a price of $13.20 per share. The shares of common stock issued and issuable upon the exercise of the warrants have certain registration rights. No warrants were exercised during 2005, 2004 or 2003. All remaining unexercised warrants expired in August 2005.

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

In connection with the CAP agreement entered into in November 2005, we issued 3,323,370 shares of common stock upon conversion of a portion of our 5.75% and 4.0% convertible senior subordinated notes based on the conversion terms of the notes as well as an additional 3,377,932 shares of common stock and 6,500,000 zero strike price warrants.

In December 2005, we issued 1,141,110 shares upon conversion of $3.0 million of our convertible senior notes.

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of December 31, 2005:

Convertible senior notes	42,921,323
Convertible senior subordinated notes	10,778,088
Convertible subordinated notes	871,765
Equity incentive plans	7,008,791
Common stock warrants	7,300,000
Employee stock purchase plan	244,959
Restricted share rights	103,665

69,228,591

The shares reserved for issuance under our convertible senior notes include shares to be issued to satisfy make-whole interest payments due upon conversion of the notes.

11.	Stock Options, Restricted Stock, Warrants and Employee Stock Purchase Plan

Stock Options

During 2003, shareholders approved the 2003 Equity Incentive Plan, or 2003 Plan, which replaced the 1994 Equity Incentive Plan, or 1994 Plan. The 1994 Plan has since been terminated, except with respect to outstanding awards previously granted thereunder. The 2003 Plan provides for (a) the grant of nonqualified and/or incentive

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options, stock appreciation rights and restricted stock, (b) annual, automatic, non-discretionary grants of non-qualified stock options and restricted stock to non-employee members of our board of directors and (c) the award of stock-based performance bonuses. There are 6,443,289 shares authorized under the 2003 Plan including the authorization for issuance of an additional 5,000,000 shares of common stock as set forth in an August 2004 amendment to the 2003 Plan approved by our shareholders at our 2004 Annual Meeting of Shareholders and 293,289 shares which had been reserved but not granted under the 1994 Plan.

During 2004, the Novuspharma S.p.A. Stock Option Plan, or 2004 Plan, authorized 350,000 shares and provides for the grant of nonqualified and/or incentive stock options and restricted stock to employees, consultants and directors in Italy.

The Plans are administered by the Compensation Committee of the Board of Directors which has the discretion to determine which employees, consultants and directors shall be granted options. The options are typically exercisable ratably over a four-year period commencing one year from the date of grant, and expire not more than 10 years from the date of grant. As of December 31, 2005, 894,006 shares of common stock were available for future grants.

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance January 1, 2003 (2,655,159 exercisable)	5,714,295	16.21
Granted	1,403,425	8.14
Canceled	(687,135)	16.02
Exercised	(521,470)	3.33

Balance December 31, 2003 (3,314,006 exercisable)	5,909,115	15.45
Granted	1,260,384	7.63
Canceled	(680,889)	15.25
Exercised	(529,541)	3.43

Balance December 31, 2004 (3,764,175 exercisable)	5,959,069	14.89
Granted	2,948,647	4.13
Canceled	(2,748,226)	12.31
Exercised	(44,705)	7.75

Balance December 31, 2005 (3,619,426 exercisable)	6,114,785	$10.95

The weighted average exercise price of shares exercisable at December 31, 2005, 2004 and 2003 was $15.61, $18.74 and $18.87, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about common stock options outstanding at December 31, 2005:

	Options Outstanding			Exercisable Options Outstanding (Without Restriction)
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.10 – $ 2.78	1,619,050	9.67 Years	$2.47	207,050	$2.73
$ 2.90 – $ 3.49	1,233,320	6.40 Years	$3.04	895,943	$3.10
$ 3.59 – $ 9.50	1,605,052	7.76 Years	$7.74	1,095,692	$7.98
$ 9.76 – $26.21	597,644	7.41 Years	$15.77	361,022	$19.49
$27.30 – $47.28	1,059,719	5.33 Years	$35.26	1,059,719	$35.26

$ 2.10 – $47.28	6,114,785	7.54 Years	$10.95	3,619,426	$15.61

The weighted average fair value of options granted was $2.72, $5.41 and $5.85 during 2005, 2004, and 2003, respectively. Fair value is determined using a Black-Scholes option pricing model that takes into account the stock price at the grant date, the exercise price, as well as the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.1%	3.6%	3.2%
Expected life (in years)	3.5	4.5	4.5
Expected price volatility	0.90	0.98	1.02
Expected dividend yield	—	—	—

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

In May 2001, the Compensation Committee of the Board of Directors approved the rescission of certain stock option exercises that two officers and a consultant had made in January 2001. In exchange for the return of 91,384 shares of our common stock, we reinstated their original option grant and returned to them the related aggregate exercise price of $0.3 million. These options are subject to variable stock compensation accounting until the earlier of the expiration of the option grants or the end of the tax year in which the options are exercised. As of December 31, 2005, 19,170 options are still subject to variable stock compensation accounting.

In accordance with EITF 96-18, all equity instruments issued to non-employees are accounted for at the estimated fair value of the equity instruments. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. At December 31, 2005, 2004 and 2003, options to acquire 50,368, 107,537 and 132,000 shares of common stock, respectively, were accounted for based on their estimated fair values. We reversed previously recorded stock compensation expense of $49,000 in 2005 and recorded compensation expense related to the issuance of these stock options of approximately $76,000 and $0.4 million in 2004 and 2003, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

We issued 2,292,291, 345,082 and 504,200 shares of restricted common stock in 2005, 2004 and 2003, respectively. Additionally, 654,743 and 30,450 shares of restricted stock were cancelled during 2005 and 2004, respectively. The weighted average fair value of restricted shares issued during 2005, 2004 and 2003 was $4.90, $7.79 and $9.86, respectively.

Deferred stock-based compensation recorded for the restricted share grants for the years ended December 31, 2005, 2004 and 2003 was approximately $4.4 million, $1.4 million and $6.6 million respectively, which generally represents the fair value of our stock issued on the date of grant. We reversed deferred stock-based compensation of $2.2 million and $0.4 million in 2005 and 2004, respectively, related to cancellations of restricted shares. During 2005, 2004 and 2003, we recognized total compensation expense related to the issuance of restricted stock of approximately $3.3 million, $4.2 million and $0.6 million, respectively.

We also issued 103,665 restricted share rights to non-employees in 1998 for which ownership vests upon the achievement of clinical trial milestones (see Note 16, Significant Agreements). Upon entering into an amendment to the PG-TXL License Agreement in February 2006, we issued 87,999 shares of common stock upon the exercise of these restricted share rights and recorded a research and development expense of approximately $0.2 million as of December 31, 2005.

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

In 2002, we entered into an agreement with The Hope Heart Institute for research services. In connection with this agreement, we issued fully-vested warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share. The warrants expire in November 2007. Phillip M. Nudelman, Ph.D., is the chairman of our board of directors, and a member of our audit, compensation, and nominating and governance committees, and President, Chief Executive Officer and a member of the board of directors of the Hope Heart Institute (see Note 17, Related Party Transactions). No warrants have been exercised.

In connection with our November 2005 convertible senior notes offering, we issued warrants to purchase 350,000 shares of common stock within five years at an exercise price of $3.50 per share to the initial purchaser of these notes. The estimated fair value of the warrants of approximately $0.6 million was capitalized as a debt issuance cost and is being amortized over the life of the convertible senior notes of five years.

In connection with the CAP agreement, in November 2005 we issued 6.5 million zero strike price warrants as well as 3.4 million shares to two investors of our 6.75% convertible senior notes for an inducement to convert $38.4 million of our outstanding convertible senior subordinated notes. The conversion inducement was recorded as a debt conversion expense. (see Note 6, Long-Term Obligations). These warrants expire in October 2010. As of December 31, 2005, no warrants have been exercised.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued 34,398, 64,361 and 76,390 shares to employees in 2005, 2004 and 2003, respectively. There is a balance of 244,959 shares reserved for future purchases at December 31, 2005.

12.	Employee Benefit Plans

CTI’s U.S. employees participate in the Cell Therapeutics, Inc. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make a discretionary matching contributions based on certain plan provisions. We made contributions of approximately $0.2 million and $0.3 million during the years ended December 31, 2005 and 2004, respectively. We did not make any contributions during the year ended December 31, 2003.

In connection with our merger with Novuspharma, on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon separation from the Company. Related costs are accrued over the employees’ service periods based on compensation and years of service. In accordance with EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, we have elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. Benefits of approximately $0.6 million and $0.2 million were paid to employees who separated from the Company during 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, the vested benefit obligation was approximately $1.3 million and $1.7 million, respectively and was included in other long-term obligations.

13.	Segment Information and Other Data

We consider our operations to be a single operating segment, focused in the development, acquisition and commercialization of novel treatments for cancer. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

During the years ended December 31, 2005, 2004 and 2003, TRISENOX product sales from major customers as a percentage of total product sales were as follows:

	2005	2004	2003
Customer A	32%	35%	35%
Customer B	21%	24%	30%
Customer C	22%	20%	24%

The following table depicts revenues attributed to external customers based the following geographic locations (in thousands):

	Year Ended December 31,
	2005	2004	2003
North America	$11,413	$22,501	$20,525
Europe	1,932	4,427	1,580
Asia	2,747	2,666	2,660

	$16,092	$29,594	$24,765

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table depicts long-lived assets based on the following geographic locations (in thousands):

	Year Ended December 31,
	2005	2004
United States	$29,882	$33,065
Europe	18,482	23,999

	$48,364	$57,064

14.	Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(102,505)	$(252,298)	$(130,031)
Basic and diluted:
Weighted average shares outstanding	66,116	54,795	33,515
Less weighted-average restricted shares outstanding	(1,563)	(743)	(97)

Shares used in calculation of basic and diluted net loss per share	64,553	54,052	33,418

Net loss per share:
Basic and diluted	$(1.59)	$(4.67)	$(3.89)

As of December 31, 2005, 2004 and 2003, options, warrants, unvested restricted share awards and rights and convertible debt aggregating 56,825,236, 22,235,863 and 22,089,328, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

15.	Income Taxes

As of December 31, 2005, we had net operating loss carryforwards of approximately $407.9 million, of which $55.4 million relates to stock option deductions, and research credit carryforwards of approximately $16.9 million. The carryforwards begin to expire in 2007.

Due to our equity financing transactions, and other ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, we incurred “ownership changes” pursuant to the Code. Accordingly, our use of net operating loss carryforwards is limited to approximately $12.7 million annually for losses incurred prior to August 2, 2004 (which aggregate approximately $360.0 million). Additionally, all losses incurred prior to March 27, 1997 (which aggregate $75.5 million) are subject to an annual limitation of approximately $4.2 million. All losses may also be subject to future ownership change limitations. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period, which is generally 15-20 years. Approximately $9.7 million of the losses incurred prior to March 27, 1997 will expire unused.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting. We recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. Our valuation allowance increased $29.6 million, $52.7 million, and $43.0 million during 2005, 2004 and 2003, respectively.

Significant components of our deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$138,677	$169,458
Capitalized research and development	64,218	39,343
Intangible asset	26,453	—
Research and development tax credit carryforwards	16,932	16,584
Debt issuance costs	7,110	—
Warrants issued	3,319	3,306
Capital loss carryforward	—	2,931
Lease liability and building impairments	2,417	—
Charitable contributions carryforward	2,058	2,020
Other deferred tax assets	4,166	3,146

Gross deferred tax assets	265,350	236,788
Less valuation allowance	(262,668)	(233,036)

	2,682	3,752
Deferred tax liabilities:
GAAP adjustments on Novuspharma merger	(1,995)	(3,093)
Deductions for tax in excess of financial statements	(687)	(659)

Gross deferred tax liabilities	(2,682)	(3,752)
Net deferred tax assets	$—	$—

The reconciliation between our effective tax rate and the income tax rate as of December 31 are as follows:

	2005	2004	2003
Federal income tax rate	(34%)	(34%)	(34%)
Research and development tax credits	(1)	(1)	(3)
Permanent difference—IPRD	—	12	—
Permanent difference—other	1	1	1
Valuation allowance	30	21	33
Other	4	1	3

Net effective tax rate	—%	—%	—%

16.	Significant Agreements

PG-TXL Company, L.P.: In 1998, we entered into an agreement with PG-TXL Company, L.P., as amended in February 2006, granting us an exclusive worldwide license for the rights to polyglutamic acid paclitaxel, a water soluble form of the cancer drug Taxol, and to all potential uses of PG-TXL Company, L.P.’s polymer technology. Under the terms of the agreement, we acquired the rights to the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We made $3.0 million in milestone payments during 2002 to PG-TXL Company L.P. As of December 31, 2005 we accrued a $0.6 milestone payment related to the amended license agreement. In addition, we will be obligated to make future payments upon the achievement of certain milestones as defined in the agreement of up to $14.9 million, $5.4 million of which may be triggered in 2007 if we are successful with our current plans for registrations of XYOTAX with the FDA and EMEA. We also granted warrants to purchase 350,000 shares of our common stock to PG-TXL Company, L.P., which became exercisable upon our entering a licensing agreement for XYOTAX with Chugai Pharmaceutical Co., Ltd (see Note 11, Stock Options, Restricted Stock, Warrants and Employee Stock Purchase Plan).

We also entered into Signing Bonus and Restricted Stock and Share Grant Agreements and Consulting Agreements with certain individuals affiliated with PG-TXL Company, L.P., or the PG-TXL Affiliates. The Company also granted 103,665 restricted share rights to the PG-TXL Affiliates, 87,999 of which vested and were issued in February 2006 in connection with the amendment to the License Agreement. As of December 31, 2005, we recorded approximately $0.2 million in research and development expense related to the vesting of these restricted share rights. The remaining restricted share rights vest upon certain performance conditions which include successfully completing a phase III clinical trial of a licensed product and receiving regulatory approval of an NDA by the FDA. We will begin to record compensation expense at the time the vesting of the share rights become probable. Our obligation to pay consulting fees ended in 2002.

Chugai Pharmaceutical Co., Ltd.: In October 2001, we entered into a licensing agreement with Chugai for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. We have recently been in discussions with Chugai about the return of its rights to certain Asian markets while retaining our development and commercialization rights of XYOTAX in these territories. In October 2005, we received a letter from Chugai proposing the termination of the License Agreement. This agreement was terminated effective March 2006. Upon execution of the agreement, Chugai paid us a $3.0 million initial payment, which we recorded as deferred revenue and which was being recognized as revenue over the estimated development period of approximately seven years on a straight-line basis; we recognized $0.4 million and $0.5 million of revenue during 2004 and 2003. Due to the planned termination of the agreement and the resulting discontinuation of development activities, we recognized the remaining deferred revenue of $1.4 million during 2005 as there is no additional planned development period. We also received and recognized as revenue approximately $0.8 million, and $1.1 million in development expenditure reimbursements from Chugai during 2004, and 2003 respectively, as well as a $3.0 million milestone payment in 2002.

Nippon Shinyaku Co., Ltd.: In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co., Ltd., or Nippon. This agreement grants an exclusive license to Nippon to market and distribute TRISENOX in Japan, South Korea and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which was recorded as deferred revenue and was recognized as revenue over the performance period of approximately two years on a straight-line basis. We recognized $0.2 million and $0.5 million of revenue during 2004 and 2003, respectively. As of December 31, 2004 all deferred revenue related to the initial payment had been recognized. We also received and recognized as revenue $0.5 million milestone payments in 2004 and 2003 related to Nippon’s receipt of marketing approval and submission of an NDA in Japan, respectively. In December 2004, Nippon launched TRISENOX for the treatment of relapsed/refractory APL in Japan. Pursuant to a supply agreement we entered into with Nippon, we recorded $1.3 million and $0.8 million in product sales during 2005 and 2004, respectively. Cephalon assumed the agreement with Nippon in connection with the TRISENOX divestiture in July 2005.

Other Significant Agreements: We have several agreements with clinical research organizations, third party manufacturers, and distributors which have a duration greater than one year for the development of our products.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Related Party Transactions

In the case of termination, we have severance agreements with our executive officers that provide benefits for eighteen to twenty-four months.

On April 8, 2002, before the passage of the Sarbanes Oxley Act of 2002, we extended a loan of $3.5 million to Dr. James A. Bianco, our president and chief executive officer, which bore interest at the six-month LIBOR rate plus 2.25%, adjusted semi-annually, and was due on April 8, 2004. Dr. Bianco paid accrued interest on the loan through October 2003. Prior to April 8, 2004, Dr. Bianco informed the board that he would not be able to repay this loan, including accrued interest, in full when due on April 8, 2004. On April 8, 2004, in accordance with the terms of the original loan agreement, the interest rate on the loan increased by an additional 3%. On October 22, 2004, Dr. Bianco paid the loan and all outstanding accrued interest in full.

In November 2002, we entered into a two-year Sponsored Research Agreement with the Hope Heart Institute, a non-profit corporation, to perform research specified by us and reviewed by a joint research committee comprised of individuals from our company and from the Hope Heart Institute. In addition to monthly payments, we granted a fully vested warrant to the Hope Heart Institute to purchase 100,000 shares of our common stock at a purchase price of $10.00 per share (see Note 11, Stock Options, Restricted Stock, Warrants and Employee Stock Purchase Plan). Phillip M. Nudelman, Ph.D., is the chairman of our board of directors, and a member of our audit, compensation, and nominating and governance committees, and President, Chief Executive Officer and a member of the board of directors of the Hope Heart Institute. Jack W. Singer, M.D., who is a member of our board of directors and our Executive Vice President, Chief Medical Officer, was a member of the Scientific Advisory Board of the Hope Heart Institute in 2002. During 2004 and 2003, we made payments to the Hope Heart Institute of $45,000 and $181,000 for research related expenses. We also made charitable contributions of $24,000, $11,000 and $45,000 in 2005, 2004 and 2003, respectively. In 2004, we terminated the Sponsored Research Agreement.

In December 2004, we entered into a licensing agreement with DiaKine Therapeutics, Inc., or DiaKine, for the development and commercialization of Lisofylline. We received an upfront payment of $250,000 in 2004 and additional payments of $427,000 in 2005. These payments were recorded as deferred revenue and are being recognized as revenue over the estimated development term in the agreement of December 31, 2013. Jack W. Singer, M.D., is a member of the board of Directors for DiaKine.

18.	Acquisition of PolaRx Biopharmaceuticals, Inc.

On January 7, 2000, we entered into a Merger Agreement to acquire PolaRx, a biopharmaceutical company that owned the rights to TRISENOX, an anti-cancer compound for which we submitted and received approval for an NDA with the FDA. The acquisition was accounted for as a purchase transaction. Under the terms of the Merger Agreement, we made additional contingent payments of $5.0 million for achieving a $20.0 million sales threshold in 2003 and $4.0 million for meeting a $10 million TRISENOX sales threshold in 2002 which were recorded as additional goodwill. PolaRx was sold in connection with the divestiture of TRISENOX to Cephalon in July 2005.

19.	PanGenex, Inc.

In June 2000, we founded PanGenex, Inc., or PanGenex, a majority-owned subsidiary focused on identifying novel drug development targets using the recently completed human genome sequence database. We provided funds and administrative services to support PanGenex’s research and development efforts totaling $0.3 million and $3.1 million during 2004 and 2003, respectively. In January 2004, PanGenex’s board of directors and shareholders approved the termination of its development program and the dissolution of the company.

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

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, Jim Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a Consolidated and Amended Class Action Complaint against CTI, James Bianco and Jack Singer. The Consolidated and Amended Complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 7, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. On January 6, 2006, CTI filed a motion to dismiss this class action complaint, to which the plaintiffs filed an opposition on February 21, 2006. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Management believes that the allegations in the foregoing actions are without merit and intend to defend the actions vigorously.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. The case now resides in the United States District Court for the Western District of Washington. On December 7, 2005, the plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which the plaintiffs filed an opposition on March 10, 2006. The ultimate outcome of this matter is uncertain.

The United States Attorney’s Office, or USAO, for the Western District of Washington is conducting an investigation into certain of CTI’s business practices relating to TRISENOX. USAO’s investigation relates to CTI’s promotional practices relating to TRISENOX; its reporting of revenue relating to TRISENOX sales; and statements made by CTI representatives, and its expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug is used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. CTI is fully cooperating with USAO and has not received a subpoena relating to the matter. Management cannot predict whether USAO will bring formal enforcement proceedings (and USAO has not indicated that it will). The Company has been advised that claims associated with the above-referenced as well as related conduct have been filed against the Company under seal on behalf of the Government by a private party. Management cannot provide an estimate of possible loss or range of loss resulting from any such action by USAO or in connection with such lawsuit at this time. However, an adverse outcome could have a material adverse effect on our financial position, liquidity, and results of operations.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

21.	Subsequent Events

As of March 6, 2006, holders of our 6.75% convertible senior notes due 2010 had exercised their right to convert $59.0 million aggregate principal amount of such notes into 22,441,825 shares of our common stock. In connection with such conversions, we paid to the holders interest make-whole payments totaling $19.9 million pursuant to the terms of the indenture governing the notes. Additionally, these conversions resulted in $17.7 million of the note holders redemption right under the original terms of the agreement to be forfeited.

As of February 2006, 6,500,000 shares have been issued in connection with the exercise of zero strike price warrants issued under the CAP agreement.

22.	Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
2005
Revenues	$6,140		$7,468	$1,291		$1,193
Gross profit	5,894		7,256	1,231		1,193
Operating income (expenses)	(41,888)		(40,254)	(713	)(ii)	9,030 (ii)
Net loss	(39,132)		(36,175)	(8,504)		(18,694)
Net loss per share—basic and diluted	(0.62)		(0.57)	(0.13)		(0.27)
2004
Revenues	$4,495		$8,300	$8,669		$8,130
Gross profit	4,343		8,024	8,239		7,884
Operating expenses	(138,227	)(i)	(44,016)	(40,152)		(48,027)
Net loss	(136,395)		(37,457)	(34,909)		(43,537)
Net loss per share—basic and diluted	(2.75)		(0.75)	(0.62)		(0.72)

(i)	In the first quarter of 2004, we recorded an $88.5 million charge to operations for acquired IPRD expenses related to the merger of Novuspharma.
(ii)	In the third and fourth quarters of 2005, we recognized the gain on divestiture of TRISENOX of $30.5 million and $40.7 million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disclosure required pursuant to Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The information pertaining to directors required by Part III, Item 10, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2006 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age as of 12/31/05	Position
James A. Bianco, M.D.	49	President, Chief Executive Officer
Alberto Bernareggi, Ph.D.	49	Managing Director, Cell Therapeutics Europe S.r.l.
Louis A. Bianco	53	Executive Vice President, Finance and Administration
Jade Brown	37	Executive Vice President, Chief Business Officer
Jack W. Singer, M.D.	63	Executive Vice President, Chief Medical Officer
Scott C. Stromatt, M.D.	48	Executive Vice President, Clinical Development and Regulatory Affairs

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

Dr. Bernareggi was named managing director, Cell Therapeutics Europe S.r.l in September 2005. A co-founder of Novuspharma, Dr. Bernareggi joined CTI as Senior Director of Preclinical Development as part of the acquisition of our acquisition of Novuspharma in January 2004. Dr. Bernareggi has more than 23 years of experience in scientific and management roles in research and development at pharmaceutical and biotech companies, including Marion-Merrell-Dow, Boehringer Mannheim, and Roche. Dr. Bernareggi has authored more than 75 peer-reviewed manuscripts and is a contract Professor of Medicinal Chemistry at the University of Milan.

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

Mr. Brown was promoted to executive vice president and chief business officer in August 2005. Prior to joining us, Mr. Brown was vice president of business development & marketing at Nastech Pharmaceuticals. Additionally, he was employed at Eli Lilly and Company for 12 years where he held a number of leadership positions in business development and commercialization, ultimately serving as the Brand Director in the Women’s Health Division. Mr. Brown received his M.B.A from Harvard University Graduate School of Business and his B.S. Degree from Indiana University.

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

Dr. Stromatt was promoted to executive vice president, clinical development and regulatory affairs in August 2005, and has managed CTI’s global clinical research programs and related functional areas since 2003. Prior to joining us, Dr. Stromatt was vice president clinical research and chief medical officer for Northwest Biotherapeutics and, prior to that, was an analyst focused on public and private biotechnology, pharmaceutical, and medical device companies. Dr. Stromatt earned his MD from the University of Chicago and received his MBA from the University of Colorado.

Audit Committee Financial Expert

The Company’s board of directors has determined that Audit Committee member John Bauer is an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended, or Exchange Act, and is independent within the meaning if Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. John Bauer, Vartan Gregorian and Phil Nudelman are the members of the Company’s Audit Committee.

Compliance with Section 16(a) of the Exchange Act

The information pertaining to compliance with Section 16(a) of the Exchange Act required by Part III, Item 10, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2006 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Cell Therapeutics, Inc.

Attention: Investor Relations

501 Elliott Avenue West, Suite 400

Seattle, WA 98119

(206) 282-7100

Any waivers of the Company’s code of ethics will be posted on its website, at http://www.ctiseattle.com.

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines, which are available on the Company’s website at http://www.cticseattle.com/investors_management.htm. Shareholders may request a free copy of the Corporate Governance Guidelines at the address and phone numbers set forth above.

The information required by Part III, Item 10, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2006 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 11.	Executive Compensation

The information required by Part III, Item 11, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2006 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Part III, Item 12, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2006 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 13.	Certain Relationships and Related Transactions

The information required by Part III, Item 13, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2006 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2006 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules

(i)     Financial Statements

Management’s Report on Internal Control over Financial Reporting

Reports of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

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

(i)    Exhibits

Exhibit Number	Description
2.1(6)	Agreement and Plan of Reorganization between PolaRx Biopharmaceuticals, Inc., the Registrant and PolaRx Biopharmaceuticals Acquisition Corp., dated January 7, 2000.

2.2(13)	Amendment No. 1 to Agreement and Plan of Reorganization between PolaRx Biopharmaceuticals, Inc., the Registrant and David M. Tanen as PolaRx Representative, dated March 6, 2003.

2.3(14)	Agreement and Plan of Merger by and between Cell Therapeutics, Inc. and Novuspharma, S.p.A., dated as of June 16, 2003.

3.1(20)	Registrant’s Restated Articles of Incorporation.

3.2(15)	Registrant’s Amended and Restated Bylaws.

4.1(4)

Form of Rights Agreement dated as of November 11, 1996, between the Registrant and Harris Trust Company of California, which includes the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation of the Series C Preferred Stock as Exhibit C.

4.2(12)	First Amendment to Rights Agreement dated as of November 20, 2002, between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC.

4.3(7)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated June 13, 2001.

4.4(13)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated December 20, 2002.

4.5(18)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated June 23, 2003.

4.6(28)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated November 4, 2005.

Exhibit Number	Description
10.1(3)	Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated March 27, 1992, as amended March 31, 1993 and October 13, 1993.

10.2(1)	Assignment of Lease between Manlove Travel and the Registrant, dated April 23, 1993.

10.3(2)	Letter Agreement between David A. Sabey, Sandra L. Sabey and the Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

10.4(2)	Third Amendment to Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated as of September 10, 1996.

10.5(10)	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.

10.6(8)	Amended Equipment Leasing Agreement dated as of September 1, 2001, between Citiflight, Inc. And the Registrant.

10.7(13)	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.

10.8(24)*	Employment Agreement between the Registrant and James A. Bianco, dated as of January 1, 2005.

10.9(16)*	Employment Agreement between the Registrant and Silvano Spinelli, dated as of June 16, 2003.

10.10(18)*	Employment Agreement between the Registrant and Cesare Parachini, dated as of June 16, 2003.

10.11(25)*	Form of Strategic Management Team Severance Agreement.

10.12(22)*	Severance Agreement between the Registrant and Richard E. Leigh, Jr, dated September 29, 2004.

10.13(27)*	Severance Agreement and General Release by and between the Registrant and Stephen A. Aselage, dated June 28, 2005.

10.14(9)*	Form of Indemnification Agreement.

10.15(11)*	1994 Equity Incentive Plan, as amended.

10.16(20)*	1996 Employee Stock Purchase Plan, as amended.

10.17(20)*	2003 Equity Incentive Plan.

10.18(19)*	Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan

10.19(30)*	Form of Notice of Grant of Award and Award Agreement for grants of restricted stock under the Registrant’s 2003 Equity Incentive Plan, as amended.

10.20(30)*	Form of Notice of Grant of Stock Options and Option Agreement for option grants under the Registrant’s 2003 Equity Incentive Plan, as amended.

10.21(30)*	Form of Nonqualified Stock Option Agreement for option grants under the Registrant’ s Novuspharma S.p.A. Stock Option Plan.

10.22(5)†	License Agreement dated as of November 13, 1998, by and between PG-TXL Company, L.P. and the Registrant.

10.23(29)†	Amendment No. 1 to the License Agreement, dated as of February 1, 2006, by and between the Registrant and PG-TXL Company, L.P.

10.24(8)†	Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.

10.25(8)†	License Agreement dated as of October 19, 2001, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.26	Termination Agreement dated March 14, 2006, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.27(9)†	ISDA Master Agreement dated as of January 25, 2002, between Citibank N.A. and the Registrant.

Exhibit Number	Description
10.28(18)	Registration Rights Agreement dated June 23, 2003, by and among Cell Therapeutics, Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc.

10.29(30)†	Financing Agreement dated December 21, 2004, between the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.30(23)	Security Agreement dated December 21, 2004, among the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.31(23)	Guaranty Agreement dated December 21, 2004, between PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.32(23)	Registration Rights Agreement dated December 21, 2004, among the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.33(23)	Joint Press Release dated December 21, 2004, between PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.34(26)	Acquisition Agreement by and among the Registrant, Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 (No. 33-4154), filed on April 26, 1996.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-20855).
(3)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 10, filed on April 29, 1996.
(4)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 8-A, filed on November 15, 1996.
(5)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.
(6)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 25, 2000.
(7)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 13, 2001.

(8)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001.
(9)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.
(10)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on April 30, 2002.
(11)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on July 24, 2002.
(12)	Incorporated by reference to exhibits to the Registrant’s Form 8A/A, filed on January 10, 2003.
(13)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003.
(14)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.
(15)	Incorporated by reference to appendix H to the Registrant’s Registration Statement on Form S-4 (No. 333-106906).
(16)	Incorporated by reference to exhibit 10.23 to the Registrant’s Registration Statement on Form S-4, filed on July 9, 2003 (No. 333-106906).
(17)	Incorporated by reference to exhibit 10.24 to the Registrant’s Registration Statement on Form S-4, filed on July 9, 2003 (No. 333-106906).
(18)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 6, 2003.
(19)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on February 13, 2004.
(20)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K filed June 4, 2004.
(21)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on August 6, 2004.
(22)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K filed October 4, 2004.
(23)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 23, 2004.
(24)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 6, 2005.
(25)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005.
(26)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.
(27)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 29, 2005.
(28)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on November 10, 2005.
(29)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 14, 2006.
(30)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 15, 2006.

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

Signature	Title	Date
/s/ Phillip M. Nudelman Phillip M. Nudelman	Chairman of the Board and Director	March 15, 2006

/s/ James A. Bianco James A. Bianco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ John H. Bauer John H. Bauer	Director	March 15, 2006

/s/ Vartan Gregorian Vartan Gregorian, Ph.D.	Director	March 15, 2006

/s/ Mary O. Mundinger Mary O. Mundinger	Director	March 15, 2006

/s/ Jack W. Singer Jack W. Singer M.D.	Director	March 15, 2006

SCHEDULE II

CELL THERAPEUTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2003 and 2002

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions		Balance at End of Period
Year ended December 31, 2005:
Allowance for sales returns	$1,406	$201	$(1,607	)(1)	$—
Allowance for doubtful accounts and discounts	36	234	(270	)(2)	—
Reserve for excess inventory that may expire or become unsaleable	51	1	(52	)(3)	—

	$1,493	$436	$(1,929)		$—

Year ended December 31, 2004:
Allowance for sales returns	$2,029	$60	$(683)		$1,406
Allowance for doubtful accounts and discounts	88	442	(494)		36
Reserve for excess inventory that may expire or become unsaleable	76	57	(82)		51

	$2,193	$559	$(1,259)		$1,493

Year ended December 31, 2003:
Allowance for sales returns	$731	$1,391	$(93)		$2,029
Allowance for doubtful accounts and discounts	127	422	(461)		88
Reserve for excess inventory that may expire or become unsaleable	—	131	(55)		76

	$858	$1,944	$(609)		$2,193

(1)	Approximately $1,572,000 was included in the asset disposal group related to the divestiture of TRISENOX to Cephalon.
(2)	Approximately $51,000 was included in the asset disposal group related to the divestiture of TRISENOX to Cephalon.
(3)	This balance was included in the asset disposal group related to the divestiture of TRISENOX to Cephalon.