Form 10-K/A
period 2005-12-31
CELL THERAPEUTICS INC
filed 2006-04-28
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006 (the “Original Filing”), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2005 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The following table sets forth certain information with respect to our directors:

Name	Age as of March 31, 2006	Director Since	Class	Term Expiration
James A. Bianco, M.D.	49	1991	II	2008 Annual Meeting
John H. Bauer (3)	65	2005	I	2006 Annual Meeting
Vartan Gregorian, Ph.D (2)(3)(4)	71	2001	II	2008 Annual Meeting
Mary O. Mundinger, Dr. PH (2)(4)	68	1997	III	2006 Annual Meeting
Phillip M. Nudelman, Ph.D. (1)(2)(3)(4)	70	1994	I	2007 Annual Meeting
Jack W. Singer, M.D.	63	1991	III	2006 Annual Meeting

(1)	Chairman of the board of directors.
(2)	Member of the compensation committee.
(3)	Member of the audit committee.
(4)	Member of the nominating and governance committee.

Dr. Bianco is our principal founder and has been our president and chief executive officer since February 1992 and one of our directors since our inception in September 1991. Prior to founding CTI, Dr. Bianco was an assistant professor of medicine at the University of Washington, Seattle, and an assistant member in the clinical research division of the Fred Hutchinson Cancer Research Center. From 1990 to 1992, Dr. Bianco was the director of the Bone Marrow Transplant Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco currently serves on the board of directors of Jose Carreras International Leukemia Foundation, Fred Hutchinson Business Alliance, Arts Fund, Seattle Police Foundation and Marsha Rivkin Center for Ovarian Cancer Research. Dr. Bianco received his B.S. degree in biology and physics from New York University and his M.D. from Mount Sinai School of Medicine. Dr. Bianco is the brother of Louis A. Bianco, our executive vice president, finance and administration.

Mr. Bauer was appointed to our board of directors in October 2005. Mr. Bauer was formerly Executive Vice President for Nintendo of America Inc. from 1994 to 2003. While at Nintendo of America Inc., he had direct responsibility for all administrative and finance functions. He is currently serving as a consultant to Nintendo of America Inc. In addition, he serves as an executive advisor and chief financial officer at DigiPen Institute of Technology. From 1979 to 1994 he worked for Coopers & Lybrand, including serving as the business assurance (audit) practice Partner. He was also a member of Coopers & Lybrand’s Firm Council, the senior policy making and governing board for the firm.

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

Dr. Mundinger has been one of our directors since April 1997. Since 1986, she has been a dean and professor at the Columbia University School of Nursing, and an associate dean on the faculty of medicine at Columbia University. Dr. Mundinger currently serves on the board of directors of United Health Group and Gentiva Health Services. Dr. Mundinger received her doctorate of public health from Columbia’s School of Public Health.

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

Dr. Singer is one of our founders and directors and currently serves as our executive vice president, chief medical officer. Dr. Singer has been one of our directors since our inception in September 1991. He also serves on the board of directors of DiaKine Therapeutics, Inc. From July 1995 to January 2004, Dr. Singer was our executive vice president, research program chairman and from April 1992 to July 1995, he served as our executive vice president, research and development. Prior to joining us, Dr. Singer was a professor of medicine at the University of Washington and a full member of the Fred Hutchinson Cancer Research Center. From 1975 to 1992, Dr. Singer was the chief of medical oncology at the Veterans Administration Medical Center in Seattle. Dr. Singer received his M.D. from State University of New York, Downstate Medical College.

Executive Officers

The following table provides certain information with respect to our executive officers:

Name	Age as of March 31, 2006	Position
James A. Bianco, M.D.	49	President, Chief Executive Officer, Director
Alberto Bernareggi, Ph.D.	49	Managing Director, Cell Therapeutics Europe S.r.l.
Louis A. Bianco	53	Executive Vice President, Finance and Administration
Jade Brown	37	Executive Vice President, Chief Business Officer
Jack W. Singer, M.D.	63	Executive Vice President, Chief Medical Officer, Director
Scott C. Stromatt, M.D.	48	Executive Vice President , Clinical Development and Regulatory Affairs

For biographical information for all our directors, including biographical information concerning Drs. Bianco and Singer who are each directors of CTI as well as executive officers, please see the discussion under the heading “Directors.”

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

Litigation Involving Directors, Officers and Affiliates

Cell Therapeutics, Inc., James A. Bianco, M.D., president, chief executive officer and director, and Jack W. Singer, M.D., chief medical officer, are defendants in a consolidated shareholder class action alleging violations of federal securities laws. A number of securities lawsuits were filed beginning in March 2005 and have been consolidated in the United States District Court for the Western District of Washington. A Consolidated and Amended Complaint filed in November 2005 asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 7, 2005, or the Class Period. The Consolidated and Amended Complaint alleges generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning its Phase III XYOTAX clinical trial. On January 6, 2006, CTI filed a motion to dismiss this class action complaint to which the plaintiffs filed an opposition on February 21, 2006. The defendants believe that the allegations in the foregoing actions are without merit and intend to defend the actions vigorously.

On May 9, 2005, a shareholder of CTI filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. The case now resides in the United States District Court for the Western District of Washington. On December 7, 2005, the plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which the plaintiffs filed an opposition on March 10, 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of common stock and our other equity securities. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

We prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them. Based solely on review of this information or written representations from reporting persons that no other reports were required, we believe that, during the 2005 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners complied with Section 16(a), except in October 2005, a Form 4 for John H. Bauer was not timely filed due to an inadvertent administrative error.

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

The following table sets forth all compensation earned in the years ended December 31, 2005, 2004, and 2003 by our chief executive officer and our four other most highly compensated executive officers as of December 31, 2005, who we will collectively refer to as the named executive officers.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)		Restricted Stock Awards ($) (2)	Securities Underlying Options (#)	All Other Compensation ($)
James A. Bianco, M.D. President and Chief Executive Officer	2005	650,000	240,000	114,385	(3)	2,212,000	250,000	43,588	(4)
	2004	460,297	306,832	162,518	(3)	139,000	—	43,588	(4)
	2003	460,297	295,822	113,036	(3)	2,128,200	125,000	56,310	(4)
Louis A. Bianco Executive Vice President, Finance and Administration	2005	330,000	99,000	10,030	(5)	1,002,800	270,000	7,326	(6)
	2004	300,120	120,048	5,959	(5)	104,250	—	7,326	(6)
	2003	300,120	81,997	5,550	(5)	751,800	60,000	2,349	(6)
Jade Brown Executive Vice President, Chief Business Officer	2005	245,288	84,000	345	(5)	291,890	185,278	441	(7)
	2004	—	—	—		—	—	—
	2003	—	—	—		—	—	—
Jack W. Singer, M.D. Executive Vice President, Chief Medical Officer	2005	340,000	102,000	17,290	(5)	1,002,800	270,000	30,234	(8)
	2004	309,747	95,253	21,551	(5)	104,250	—	30,086	(8)
	2003	302,000	106,703	25,583	(5)	751,800	75,000	37,510	(8)
Scott Stromatt, M.D. Executive Vice President, Clinical Development and Regulatory Affairs	2005	288,750	87,450	—		244,800	190,000	810	(7)
	2004	—	—	—		—	—	—
	2003	—	—	—		—	—	—

(1)	Other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of the perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the applicable year.
(2)	The amounts shown in this column represent the dollar value of the grant of restricted stock based on the closing price of our common stock on the date of issuance and will accrue any future dividends declared. Restricted stock granted in 2005 includes contingent awards that vest upon the achievement of certain performance goals. During 2005, 450,000 of these awards were granted to Dr. Bianco, 200,000 of which are contingent on shareholder approval, and 100,000 of these awards were granted to each of Mr. Bianco and Dr. Singer. The vesting terms of the awards shown in this column are included in the “Restricted Stock Awards Not Yet Vested” table below.
(3)	In 2005, 2004, and 2003, other annual compensation for Dr. Bianco represents perquisites, including the following: (i) travel and entertainment expenses reimbursed by the Company, including the aggregate incremental cost of using our aircraft for personal use (the aircraft was disposed of in November 2005), of $80,138, $101,721 and $42,769 and (ii) tax reimbursements of $28,075, $53,446 and $60,128; respectively. The Jobs Creation Act of 2004 does not permit a deduction for the company for any amount not included in compensation of the individuals utilizing the aircraft for non-business use. To the extent non-business use was not included in the aforementioned compensation, the company forewent the deduction for these amounts in determining taxable income. Although we are not able to currently use these foregone tax deductions given our net loss position, the company would have otherwise utilized these expenditures to offset future revenue in determining taxable income. Protective services were provided for Dr. Bianco and his family as part of the Company’s corporate security program, which was cancelled in August 2005. The approximate costs of the Company’s corporate security program totaled $216,000, $1,242,201 and $939,537 for 2005, 2004 and 2003, respectively. The Company did not consider the cost of providing protective services to Dr. Bianco and his family to be compensatory and therefore such costs are not reflected in the above table.
(4)	All other compensation for Dr. Bianco for 2005, 2004 and 2003 includes the following: (i) a premium payment of $24,810, $24,810 and $34,310 for life insurance required by the terms of Dr. Bianco’s employment; (ii) reimbursement of a disability insurance premium of $5,577, $5,578 and $0; and (iii) reimbursement of a health insurance premium of $13,200, $13,200 and $22,000, respectively.
(5)	Other annual compensation consists of tax reimbursements.
(6)	In 2005, 2004 and 2003, all other compensation for Mr. Bianco includes the following: (i) reimbursement for long-term disability insurance premiums of $4,977, $4,977 and $0; and (ii) a premium payment of $2,349 for life insurance in each of the three years; respectively.
(7)	All other compensation includes a premium payment for life insurance.
(8)	In 2005, 2004 and 2003, all other compensation for Dr. Singer includes the following: (i) reimbursement for long-term disability insurance premiums of $6,870, $6,870 and $0; (ii) premium payments of $3,564, $3,416 and $3,564 for life insurance; and (iii) reimbursement of a health insurance premium of $19,800, $19,800 and $33,946; respectively.

The following table provides additional detail regarding Restricted Stock Awards presented in the “Summary Compensation” table above which were unvested as of December 31, 2005.

Restricted Stock Awards Not Yet Vested

Name	Grant Date	Vesting Date		Initial Grant Amount	Initial Price	Initial Value	Remaining Shares	Current Value (a)
James A. Bianco, M.D.	December 14, 2005	(b	)	250,000	$2.36	$590,000	250,000	$545,000
	January 10, 2005	(c	)	200,000	8.11	1,622,000	200,000	436,000
	May 21, 2004	(d	)	20,000	6.95	139,000	6,667	14,534
	January 1, 2004	(e	)	110,000	8.67	953,700	27,500	59,950
	December 11, 2003	(f	)	145,000	8.10	1,174,500	48,333	105,366

							Total	$1,160,850
Louis A. Bianco	December 14, 2005	(e	)	30,000	$2.36	$70,800	30,000	$65,400
	January 28, 2005	(g	)	100,000	9.32	932,000	100,000	218,000
	May 21, 2004	(d	)	15,000	6.95	104,250	5,000	10,900
	January 1, 2004	(e	)	40,000	8.67	346,800	10,000	21,800
	December 11, 2003	(f	)	50,000	8.10	405,000	16,666	36,332

							Total	$352,432
Jade Brown	December 14, 2005	(e	)	50,000	$2.36	$118,000	50,000	$109,000
	June 16, 2005	(h	)	56,000	2.90	162,400	37,333	81,386
	February 28, 2005	(i	)	1,163	9.88	11,490	1,163	2,535
	September 29, 2004	(j	)	6,000	7.10	42,600	3,000	6,540

							Total	$199,461
Jack W. Singer, M.D.	December 14, 2005	(e	)	30,000	$2.36	$70,800	30,000	$65,400
	January 28, 2005	(g	)	100,000	9.32	932,000	100,000	218,000
	May 21, 2004	(d	)	15,000	6.95	104,250	5,000	10,900
	January 1, 2004	(e	)	40,000	8.67	346,800	10,000	21,800
	December 11, 2003	(f	)	50,000	8.10	405,000	16,666	36,332

							Total	$352,432
Scott C. Stromatt, M.D.	December 14, 2005	(e	)	30,000	$2.36	$70,800	30,000	$65,400
	June 16, 2005	(h	)	60,000	2.90	174,000	40,000	87,200
	August 26, 2003	(k	)	10,000	10.21	102,100	5,000	10,900

							Total	$163,500

(a)	Determined based on the closing price of our common stock ($2.18) on December 31, 2005.
(b)	50% of the restricted stock award vests when we close a material partnership deal with a pharmaceutical company for XYOTAX and 50% of the restricted stock award vests when we file an NDA with the FDA related to the approval of XYOTAX if either such event occurs on or before December 14, 2008.
(c)	Restricted stock award is subject to shareholder approval. Award vests when we receive an NDA approval for XYOTAX or pixantrone from the FDA, if the approval is obtained on or before January 1, 2007.
(d)	Restricted stock award vests at a rate of 33 1/3% on each of December 11, 2004, 2005 and 2006.
(e)	Restricted stock award vests over two years with 25% vesting six months from the date of grant, 25% vesting one year from the date of grant, 25% vesting 18 months from the date of grant and 25% vesting two years from the date of grant.
(f)	Restricted stock award vests over three years with 1/3 of the shares vesting one year from the date of grant, 1/3 of the shares vesting two years from the date of grant and 1/3 of the shares vesting three years from the date of grant.
(g)	Restricted stock award vests upon the date that we receive approval for an NDA for XYOTAX from the FDA, if the approval is obtained on of before January 1, 2007.

(h)	Restricted stock award vests over 18 months with 1/3 of the shares vesting six months from the date of grant, 1/3 of the shares vesting one year from the date of grant and 1/3 of the shares vesting 18 months from the date of grant.
(i)	Restricted stock award vests on May 16, 2007.
(j)	50% of restricted stock award vests on March 26, 2005 and 50% vests on March 26, 2006.
(k)	Restricted stock award vests over four years with 25% of the shares vesting one year from the date of grant, 25% vesting two years from the date of grant, 25% vesting three years from the date of grant and 25% vesting four years from the date of grant.

The following table provides the number of options granted to each of the named executive officers during the year ended December 31, 2005 and the potential realizable value of such grants. No stock appreciation rights were granted to such individuals for the 2005 fiscal year.

Options Granted in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($/Sh)	Expiration Date (3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5%($)	10%($)
James A. Bianco, M.D.	250,000	8.7%	2.36	12/14/2015	371,048	940,308
Louis A. Bianco	150,000	5.2%	2.78	7/14/2015	262,249	664,591
	120,000	4.2%	2.36	12/14/2015	178,103	451,348
Jade Brown	6,278	0.2%	9.88	2/28/2015	39,008	98,854
	150,000	5.2%	2.36	12/14/2015	222,629	564,185
	29,000	1.0%	2.90	6/16/2015	52,890	134,034
Jack W. Singer, M.D.	150,000	5.2%	2.78	7/14/2015	262,249	664,591
	120,000	4.2%	2.36	12/14/2015	178,103	451,348
Scott Stromatt, M.D.	40,000	1.4%	2.90	6/16/2015	72,952	184,874
	150,000	5.2%	2.36	12/14/2015	222,629	564,185

(1)	Options granted under our 2003 Equity Incentive Plan and Novuspharma Plan typically have a ten-year term and have an exercise price equal to the fair market value on the date of grant; options granted under our 2003 Equity Incentive Plan and Novuspharma Plan have various vesting terms.
(2)	During the fiscal year ended December 31, 2005, options to purchase an aggregate of 2,875,754 shares of our common stock were granted to employees.
(3)	Options may terminate before their expiration dates if the optionee’s status as an employee is terminated, or upon the optionee’s death.
(4)	Potential realizable value is based on the assumption that the common stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in this table will be achieved.

The following table provides the fiscal year-end number and value of unexercised options for each of the named executive officers. None of the named executive officers held any stock appreciation rights at the end of the 2005 fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James A. Bianco, M.D.	—	—	1,098,739	291,666	—	—
Louis A. Bianco	—	—	317,517	290,000	—	—
Jade Brown	—	—	19,236	190,042	—	—
Jack W. Singer, M.D.	15,000	106,135	410,190	295,000	—	—
Scott Stromatt, M.D.	—	—	53,750	203,750	—	—

(1)	Calculated based on the fair market value of the purchased shares on the exercise date less the option exercise price paid for such shares.
(2)	Calculated by determining the difference between the fair market value of the securities underlying the options at December 31, 2005 and the exercise price of the options.

Employment, severance and/or change of control agreements

Dr. Bianco, president and chief executive officer, entered into an employment agreement with us effective January 1, 2005, superseding the agreement he had with us effective December 31, 2002. The employment agreement provides for an employment term commencing on January 1, 2005 and ending on December 31, 2008 (the “Term”). At the end of the Term, the employment agreement will renew automatically for a period of three (3) years thereafter subject to any mutually agreed upon changes or amendments unless Dr. Bianco or the Company gives 120 days’ notice of intention not to renew the Employment Agreement. The employment agreement entitles Dr. Bianco to an annual base salary of $650,000 a year, and eligibility to receive an annual bonus to be determined by the Company’s compensation committee, with a target bonus opportunity to be not less than 50% of base salary. Pursuant to the terms of the employment agreement, Dr. Bianco was granted 200,000 restricted shares of our common stock which shall vest on the date we receive a new drug application approval for XYOTAX or pixantrone from the Food and Drug Administration, provided that Dr. Bianco has continued employment with us through the vesting date, and that such vesting date occurs prior to January 1, 2007. Vesting will be accelerated if Dr. Bianco resigns for good reason, is terminated without cause, or upon a change of control prior to January 1, 2007. Pursuant to the employment agreement, if Dr. Bianco is terminated without cause or if he resigns for good reason, he will receive (i) at his choice either (x) a lump sum payment representing two years of his salary based on a 6% discount factor, or (y) continuing payments of severance pay at a rate equal to his monthly base salary rate, as then in effect, plus his most recent annual cash bonus continuation, for a period of eighteen (18) months from the date of such termination, (ii) full vesting of outstanding unvested stock options which shall become exercisable for a period of two (2) years following the date on which they vest, subject to the terms of the applicable award agreements, and full vesting of outstanding unvested or restricted stock, (iii) continuation of health benefits for the severance period not to exceed two (2) years following termination, and (iv) all accrued but unused vacation. In the event of a change of control and Dr. Bianco is terminated without cause or resigns for good reason, Dr. Bianco will receive the following severance benefits: (i) a lump sum payment equal to two years of his base salary plus his most recent annual cash bonus, (ii) full vesting of outstanding unvested stock options which shall become exercisable for a period of two (2) years following the date on which they vest, and full vesting of outstanding unvested or restricted stock (iii) continuation of health benefits for two (2) years, and (iv) all accrued but unused vacation. The employment agreement restricts Dr. Bianco from competing with us for the term of the severance payment period following the termination of his employment with us. In addition, the severance payments are conditioned upon Dr. Bianco not competing with us and not soliciting our employees. The agreement further provides that, if any payments are subject to the excise tax on parachute payments, we will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment.

Mr. Bianco, Mr. Brown, Dr. Singer and Dr. Stromatt entered into severance agreements with us, effective as of April 12, 2005 for Mr. Bianco and Dr. Singer and effective as of September 15, 2005 for Mr. Brown and Dr. Stromatt, pursuant to which, in the event that the executive is discharged from employment by us without cause or resigns for good reason (including upon a change of control), he will be entitled to receive (i) acceleration of all then existing unvested stock based compensation (options will remain exercisable for 21 months following the severance date), (ii) severance pay based on the executive’s base salary in effect immediately prior to the severance date for a period of eighteen months, (iii) bonus pay equal to the greater of the average of the three prior years bonuses or 30% of base salary, (iv) continuation of or reimbursement for certain health benefits for a period of up to eighteen months, (v) all accrued but unused vacation and certain other benefits for a severance period of eighteen months. The agreements further provide that, if any payments are subject to the excise tax on parachute payments, we will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment. The severance payments are conditioned upon the executive not breaching his inventions and proprietary information agreement with us. Under the terms of the severance benefits agreement, the executive is not entitled to severance benefits if employment is terminated for cause, as a result of his death or disability or due to his own resignation without good reason. For Mr. Bianco and Dr. Singer, these severance agreements replace severance agreements entered into with us effective September 23, 1997 and February 1, 1998, respectively.

Inventions and proprietary information agreements restrict Dr. Singer from competing with us for two years after the termination of his employment with us.

Italian Law and National Collective Bargaining Agreements

Many material terms of our Italian executives’ employment are mandated by Italian law and national collective bargaining agreements. In Italy, collective bargaining agreements are much more prevalent than in the United States and are negotiated at a national level—beyond the control of any particular employer—between the unions of a particular business sector (mechanical, commerce, banks, chemical, etc.) and the employers’ association in the applicable sector.

In particular, our employment relationships with our Italian executives are regulated by Italy’s National Collective Agreement for the Executives in the Industrial Sector of May 23, 2000, as amended, which provides, among other things:

•	executives are entitled to minimum gross monthly salary related to length of service;

•	executives’ yearly salaries are paid in 13 installments;

•	executives are not subject to working time schedules or overtime rules;

•	executives are entitled to 35 days of holiday per year;

•	for justified reasons, executives are entitled to an unpaid leave period;

•	in case of illness, the executives are entitled to maintain their job position for a period of up to 12 months during which they will receive their full salary (with the cost being fully borne by the employer);

•	executives are entitled to mandatory paid maternity leave;

•	executives are entitled to insurance coverage for on- and off-duty accidents; and

•	executives are entitled to indemnification for any civil and criminal liabilities incurred by the executives in the performance of their employment activities.

Finally, the Italian National Collective Agreement regulates the severance benefits we would be required to pay upon any termination by us of the employment of our officers in Italy. The severance amount varies based upon whether the termination is for cause, for justified reasons or for no justified reason, as generally described below:

•	Terminations for Cause. If we were to dismiss an executive in Italy for cause, he would not be entitled to any notice period or indemnity in lieu of the notice period, but he would be entitled to receive the severance compensation (so-called TFR). We would have “cause” to terminate an executive’s employment, under Article 2119 of the Italian civil code, following any serious event that makes the continuation of the employment relationship impossible, even on a temporary basis. Events such as theft, riots and serious insubordination are generally considered “cause” for termination in Italy.

•	Terminations for Justified Reasons. If we were to terminate the employment of any executive in Italy, other than for “cause,” the executive would be entitled to a notice period. The notice period is equal to eight months for executives having a seniority of up to two years, and it is increased in proportion to seniority up to a maximum of 12 months for executives having more than 10 years of seniority. If we were to terminate an executive’s employment for justified reasons without providing the required notice, he would be entitled to the indemnity in lieu of the notice period equal to the salary he would have received during the notice period, in addition to the severance compensation. The average amount of the bonuses paid to him during the prior three years and the value of his fringe benefits, including stock options under certain circumstances, would be taken into account when calculating this indemnity. Under Article 2118 of the Italian civil code, the following events are generally considered to provide a “justified reason” for terminating an executive’s employment: failure of the executive to comply with material management directions; a restructuring or reorganization of the company; a complete closing of the company; or the closing of the office to which the executive is assigned.

•	Unlawful Terminations. If we were to terminate the employment of any executive in Italy without cause or justified reasons, the executive might challenge the dismissal in court. If the termination of the employment relationship is deemed unlawful by the court, the executive may be awarded damages in the form of an indemnity (to be paid in addition to the indemnity in lieu of the notice period and the severance compensation) ranging from a minimum amount equal to the notice indemnity due to the executive, plus two months’ salary up to a maximum amount equal to 22 months’ salary. The amount of damages may automatically be increased by a sum ranging between two and seven months’ salary if the executive’s age is between 46 and 56 years. An executive is never entitled to reinstatement, regardless of the cause of termination.

Non-Employee Director Compensation

Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on the board. Information regarding compensation otherwise received by our directors who are also executive officers is provided under the heading “Compensation of Executive Officers.” As increased by our board of directors effective for meetings after February 17, 2006, subject to shareholder approval, our non-employee directors are paid meeting fees as follows:

	Annual Cash Retainer ($)		Meeting Fees ($)		Telephone Meeting Fees ($)
			Board	Committee	Board	Committee
Board Member	25,000	(1)	1,500		1,000
Chairman of the Board	Plus 22,000		1,500		1,000
Audit Committee Member	Plus 1,000			500		500
Audit Committee Chair	Plus 7,500	(2)		500		500
Compensation Committee Member	Plus 1,000			500		500
Compensation Committee Chair	Plus 5,000	(2)		500		500
Other Board Committee Member	Plus 1,000			500		500
Other Board Committee Chair	Plus 2,500	(2)		500		500

(1)	Prior to February 17, 2006, members of the board of directors were paid an annual cash retainer of $18,000.
(2)	Prior to February 17, 2006, the chairperson of a committee of the board of directors was paid an annual cash retainer of $1,000.

In addition, all non-employee directors are reimbursed for their expenses incurred in attending board meetings.

During 2005, pursuant to our 2003 Equity Incentive Plan, each non-employee director also received one of the following fully-vested option grants:

Grant Type	Option Grants
Initial Grant Upon Appointment—Directors (1)	15,000
Annual Grant—Continuing Directors	12,000
Annual Grant—Continuing Chairman of the Board	15,000

(1)	After February 17, 2006, and subject to shareholder approval, new non-employee directors receive options to purchase 24,000 shares of our common stock on the date such director first becomes a non-employee director, which options become vested after one year provided that such director remains an eligible non-employee director on such anniversary.

Each of these options granted during 2005 had an exercise price that ranged from $2.43 to $8.14 and was equal to 100% of the fair market value on the date of grant. These options have a term of ten years measured from the grant date, subject to early termination if the optionee ceases serving as a director.

During 2005, pursuant to our 2003 Equity Incentive Plan, each non-employee director also received one of the following restricted stock awards, such restricted stock awards becoming fully-vested on the one year anniversary of the grant date.

Award Type	Restricted Stock
Initial Award Upon Appointment—Directors	2,500
Annual Award—Continuing Directors	2,500

We provide liability insurance for our officers and directors. Our current coverage is through various underwriters, and extends until October 9, 2006 at an annual cost of approximately $2.1 million.

The following table provides the actual compensation received by our non-employee directors over the course of the last fiscal year.

2005 Non-Employee Director Compensation

Name	Annual Retainer	Board of Directors Meeting Fees	Committee Meeting Fees	Option Grants	Restricted Stock Grants
John H. Bauer (1)	$5,000	$2,500	$1,000	15,000	2,500
John M. Fluke, Jr. (2)	14,672	14,500	6,000	—	—
Vartan Gregorian, Ph.D	19,750	18,000	7,000	12,000	2,500
Max E. Link, Ph.D (3)	33,250	17,500	9,000	15,000	2,500
Mary O. Mundinger, Dr. PH	20,250	21,000	8,000	10,000	—
Phillip M. Nudelman, Ph.D	28,500	21,500	12,000	10,000	—
Erich Platzer, M.D. (2)	12,500	12,000	500	10,000	—

(1)	Joined the board of directors on October 17, 2005.
(2)	Resigned from the board of directors on August 19, 2005.
(3)	Resigned from the board of directors on September 30, 2005.

Compensation Committee Report on Executive Compensation

The current compensation committee consists of only non-employee directors, who are appointed by the board of directors, and all of whom meet the requirements of “independence” as set forth in the rules and regulations promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. We are responsible for establishing and administering CTI’s executive compensation arrangements. We also administer the 2003 and 1994 Equity Incentive Plans, the Novuspharma Plan and the 1996 Employee Stock Purchase Plan and make all stock option grants under the 2003 Equity Incentive Plan and the Novuspharma Plan to CTI’s executive officers. The current compensation committee consists of Dr. Mary O. Mundinger, Dr. Phillip M. Nudelman, and Dr. Vartan Gregorian and has served as such since September of 2005; prior to that time for the calendar year 2005 the compensation committee consisted of Drs. Mundinger and Gregorian and Dr. Max Link, and was chaired by Dr. Link.

General Compensation Policy

We operate in the extremely competitive and rapidly changing biotechnology industry. We believe that the compensation programs for the company’s executive officers should be designed to attract, retain and motivate talented executives responsible for the success of the company and should be determined within a competitive framework and based on the achievement of strategic corporate objectives and individual performance and teamwork. Within this overall philosophy, our objectives are to:

•	Offer a total compensation program that takes into consideration the compensation practices of a peer group of companies with which CTI competes for executive talent.

•	Integrate each executive officer’s compensation package with annual and long-term corporate objectives and focus the officer’s attention on the attainment of those objectives.

•	Promote the creation of shareholder value through the achievement of strategic corporate objectives.

•	Provide annual variable incentive awards that take into account CTI’s performance relative to corporate objectives and the individual executive officer’s contributions.

•	Align the financial interests of executive officers with those of shareholders by providing significant equity-based, long-term incentives.

Compensation Components and Process

We have endeavored to apply a compensation philosophy that is designed to attract and retain qualified key executive officers critical to CTI’s success taking into account the company’s current profile and challenges.

We make decisions based upon the attainment of corporate-wide, team and individual performance objectives and based on the formulation of new corporate objectives and the formulation and implementation of those objectives in response to negative events, such as the failure of a clinical trial or similar setback. However, we determine compensation amounts relying foremost upon our judgment about each individual evaluated after taking into account the analysis of an independent consulting firm and the chief executive officer with respect to all executive officers other than the chief executive officer, and not based upon a rigid set of guidelines or formulas.

In establishing the compensation package of CTI’s executive officers, we adopted a “total pay” philosophy which includes three major components: (1) base salary set at levels that are commensurate with those of comparable positions at other pharmaceutical or biotechnology companies; (2) annual bonuses and stock option grants tied to the achievement of strategic corporate and team objectives and individual performance; and (3) long-term, stock-based incentive awards intended to strengthen the mutuality of interests between the executive officers and our shareholders. In the case of CTI’s chief executive officer, his base salary is set pursuant to a written employment agreement entered into on January 1, 2005 and approved by the prior compensation committee.

As referenced above, an independent consulting firm furnishes the compensation committee with executive compensation data drawn from several nationally recognized surveys of companies within the biotechnology and pharmaceutical industries. On the basis of those surveys, we identified a peer group of companies with which CTI competes for executive talent, which we will refer to as the peer companies.

The positions of CTI’s chief executive officer and the other executive officers were compared with those of their counterparts at the peer companies, and the market compensation levels for comparable positions were examined to compare base salary, target incentives, and total cash compensation. In addition, the practices of the peer companies concerning stock option grants and restricted stock grants were also reviewed and compared.

Base Salary. The base salary for each executive officer is set at a level considered appropriate for comparable positions at the peer companies. We make base salary determinations in accordance with the range in effect for comparable positions at the peer companies, competitive market forces and our evaluation of performance of the chief executive officer and the evaluation of performance provided to us for each executive officer by the chief executive officer. In January of 2005, the company and Dr. Bianco entered into a four-year employment agreement which establishes by contract a base salary of $650,000 for Dr. Bianco for the calendar year 2005. This agreement was approved by the prior compensation committee and ratified by the board of directors of CTI as formulated in January of 2005. Accordingly, we did not review or make market compensation comparisons with respect to the chief executive officer’s base salary because it is governed by a written binding contract between the company and Dr. Bianco.

Variable Incentive Awards. To reinforce the attainment of CTI’s goals, we believe that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay or bonuses generally tied to the achievement of corporate and individual targets. Given the industry in which the company operates and the rapid changes that can occur throughout a given year in corporate objectives, this process is necessarily dynamic and not static. For the calendar year 2005, the determination of the appropriate amount of variable compensation was especially challenging. In the spring and early summer it became clear that the major corporate objective established at the outset of 2005, the filing of an NDA with respect to XYOTAX, would not be met because our STELLAR 2, 3 and 4 phase III trials did not achieve their primary endpoints. This led to other corporate challenges and a split on appropriate strategy and leadership at the board level. As such, management’s variable compensation in 2005 was tied to significant efforts to formulate a viable registration strategy for XYOTAX, and making appropriate and expeditious reductions in operating expenses while increasing its liquidity and cash reserves. In the second half of the year the company dramatically reduced its headcount and burn-rate, sold TRISENOX to Cephalon for aggregate consideration of $71.9 million and used $39.4 million of those proceeds to retire CTI’s debt owed to Pharmabio Development, Inc. The company also sold $82 million of 6.75% convertible senior notes, which, after taking into account offering expenses and assuming the conversion of all notes and required make-whole interest payments added approximately $49.5 million of cash to the company. As of March 31, 2006, approximately $62.8 million of the 6.75% convertible senior notes had been converted.

Long-Term, Equity-Based Incentive Awards. The goal of CTI’s long-term equity-based incentive awards is to align the interests of CTI’s executive officers with the shareholders and to provide each executive officer with a significant incentive to perform his management duties from the perspective of an owner with an equity stake in the business. This incentive is provided through stock option and restricted stock grants made under the 2003 Equity Incentive Plan and the Novuspharma Plan. The size of the stock option and restricted stock grants to each executive officer is set at a level we feel is appropriate to create a meaningful opportunity for stock ownership based upon the executive officer’s current position with CTI, internal comparability with stock option and restricted stock grants made to CTI’s other executives, the executive officer’s current level of performance and his potential for future responsibility and promotion over the option term. We also take into account comparable equity incentives provided to individuals in similar positions in the biotechnology and pharmaceutical industries, as reflected in external surveys, and the number of unvested options held by the executive officer at the time of the new grant. We have established certain general guidelines by which we seek to target a fixed number of unvested option shares for each executive officer based upon his current position with CTI and his potential for in-house growth (i.e., future responsibilities and possible promotions over the option term). However, we do not strictly adhere to these guidelines in making stock option and restricted stock grants, and the relative weight that is given to the various factors varies from individual to individual, as the circumstances warrant.

During fiscal 2005, we awarded CTI’s executive officers named in this proxy statement, new stock options for an aggregate of 1,251,278 shares of common stock. Each grant allows the officer to acquire the shares underlying the stock option at a fixed price per share (the market price or fair market value on the grant date) over a ten-year period of time. Specifically, the options vest in periodic installments over one-year to three-year periods, contingent upon the executive officer’s continued employment with CTI. Accordingly, the option will provide a return only if the officer remains with CTI and then only if the market price appreciates over the option term. During 2005, we also authorized the issuance of 907,163 shares of restricted stock to executive officers named in this proxy statement which included 257,163 shares of time-based restricted stock and 650,000 shares of contingent restricted stock. Time-based restricted stock awards vest in periodic installments over one-year to four-year periods contingent upon the executive officer’s continued employment with CTI. The contingent grants are performance-based and vest upon the achievement of certain business objectives, which include (1) 200,000 shares awarded to certain executive officers which vest upon an NDA approval for XYOTAX from the FDA prior to January 1, 2007, (2) 200,000 shares awarded to our Chief Executive Officer which are subject to shareholder approval and vest upon an NDA approval for XYOTAX or pixantrone from the FDA prior to January 1, 2007, and (3) 250,000 shares awarded to the Chief Executive Officer, 50% of which vests upon the closure of a material partnership deal for XYOTAX and 50% of which vests upon the filing of an NDA with the FDA related to the approval of XYOTAX, either of which must occur prior to December 14, 2008. As discussed above, 2005 was a challenging year; yet it is clear to the compensation committee that the best current prospect of creating shareholder value is dependent on the success of XYOTAX, and the retention of a core group of dedicated executives to stay with the company to continue the development of XYOTAX. All restricted stock grants were made to further this objective and 650,000 of those are directly contingent upon XYOTAX’s success.

Compensation of the Chief Executive Officer

As stated above, the annual base salary for our Chief Executive Officer, James A. Bianco, M.D., was set pursuant to the terms of an employment agreement entered into with Dr. Bianco in January 2005 and approved by the prior compensation committee.

Dr. Bianco was also awarded (1) options to purchase 250,000 shares of common stock at an exercise price of $2.36 per share and (2) 450,000 shares of performance-based contingent restricted stock, 200,000 of which are subject to shareholder approval, and which vest as described above primarily based on whether XYOTAX is successful. The grants reflected our intention to subject a portion of Dr. Bianco’s overall compensation to the market performance of CTI’s common stock and to the success of XYOTAX as measured by regulatory approval or third-party validation. The stock option awards will be of little or no value to Dr. Bianco unless there is appreciation in the value of CTI’s common stock over the option term. The contingent restricted stock awards will be of no value to Dr. Bianco unless the performance criteria are attained.

Compliance with Internal Revenue Code Section 162(m)

As a result of Section 162(m) of the Internal Revenue Code, which was enacted into law in 1993, CTI will not be allowed a federal income tax deduction for compensation paid to certain officers, to the extent that compensation exceeds one (1) million dollars per officer in any one year. This limitation will apply to all compensation that is not considered to be performance-based within the meaning of Section 162(m). Compensation that does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. Any compensation deemed paid in connection with the exercise of stock options granted under CTI’s 2003 Equity Incentive Plan and CTI’s 1994 Equity Incentive Plan with an exercise price not less than the market price of the option shares on the grant date is intended to qualify as performance-based compensation for this purpose. In addition, under CTI’s 2003 Equity Incentive Plan, the compensation committee may grant restricted stock awards that are structured to qualify as performance-based compensation for this purpose. While the compensation committee intends to structure performance-related awards in a way that will preserve the maximum deductibility of compensation awards, the compensation committee may from time to time approve awards which would not result in qualification of those awards as performance-based compensation under Section 162(m) and could result in a loss of tax deductions.

The compensation paid to our Chief Executive Officer during fiscal 2005 that was not performance-based under Section 162(m) exceeded the one (1) million dollar limit per officer by approximately $485,000. CTI will not be able to take a federal income tax deduction for this excess amount. We feel for the reasons stated above that arrangements entered into with Dr. Bianco were appropriate in the circumstances; as of December 31, 2005 the company has approximately $408 million in loss caryforwards and had never earned a profit so that the loss of the deduction has no current economic impact.

COMPENSATION COMMITTEE

Mary O. Mundinger, Dr. PH (Chair)

Vartan Gregorian, Ph.D.

Phillip M. Nudelman, Ph.D.

Stock Performance Graph

	3/31/01	6/30/01	9/30/01	12/31/01
Cell Therapeutics, Inc.	$39.81	$61.34	$53.37	$53.57
Nasdaq Stock Index (U.S.)	$74.65	$87.98	$61.04	$79.35
Nasdaq Pharmaceutical Index	$74.05	$91.99	$74.16	$85.22

	3/31/02	6/30/02	9/30/02	12/31/02
Cell Therapeutics, Inc.	$55.10	$12.09	$9.76	$16.13
Nasdaq Stock Index (U.S.)	$75.30	$60.02	$48.16	$54.94
Nasdaq Pharmaceutical Index	$76.20	$54.03	$49.80	$55.04

	3/31/03	6/30/03	9/30/03	12/31/03
Cell Therapeutics, Inc.	$18.40	$21.66	$25.12	$19.24
Nasdaq Stock Index (U.S.)	$55.23	$66.59	$73.32	$82.09
Nasdaq Pharmaceutical Index	$59.59	$74.74	$78.92	$80.68

	3/31/04	6/30/04	9/30/04	12/31/04
Cell Therapeutics, Inc.	$18.77	$16.36	$15.22	$18.06
Nasdaq Stock Index (U.S.)	$81.50	$83.92	$77.88	$89.32
Nasdaq Pharmaceutical Index	$84.20	$83.29	$79.66	$85.91

	3/31/05	6/30/05	9/30/05	12/31/05
Cell Therapeutics, Inc.	$7.97	$6.01	$6.35	$4.84
Nasdaq Stock Index (U.S.)	$82.05	$84.83	$88.88	$91.21
Nasdaq Pharmaceutical Index	$75.45	$79.02	$92.89	$94.60

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding beneficial ownership of common stock as of March 15, 2006 by (1) each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors and nominees for director, (3) each of our executive officers named in the Summary Compensation Table and (4) all directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Shares Subject to Options	Percentage Ownership (2)
James A. Bianco, M.D.** (3)	1,982,308	1,098,739	1.9%
John H. Bauer** (4)	17,500	15,000	*
Louis A. Bianco (5)	639,956	367,517	*
Jade Brown (6)	118,732	27,236	*
Vartan Gregorian, Ph.D.**	59,500	52,000	*
Mary O. Mundinger, Dr. PH**	51,650	50,000	*
Phillip M. Nudelman, Ph.D.**	94,811	44,906	*
Jack W. Singer, M.D.** (5)	916,480	460,190	*
Scott C. Stromatt, M.D (7)	142,083	67,083	*
All directors and executive officers as a group (10 persons) (8)(9)	4,034,520	2,194,171	3.9%

*	Less than 1%
**	Denotes director of CTI
(1)	The address of the individuals listed is 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors, Schedules 13D, 13G and 13F and Forms 3 and 4 filed with the SEC. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2006, are deemed outstanding for computing the percentage of the person holding the option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(3)	Number of shares beneficially owned includes 505,000 shares of unvested restricted stock, of which 450,000 shares have contingent vesting terms and 200,000 shares are subject to shareholder approval. Of these contingent shares, 200,000 shares would vest upon the date that we receive a new drug application, or NDA, approval for XYOTAX or pixantrone from the Food and Drug Administration, or FDA, if the approval is obtained prior to January 1, 2007. Additionally, 125,000 shares will vest upon the closing of a material partnership deal with a pharmaceutical company and 125,000 shares will vest upon the filing of an NDA with the FDA related to the approval of XYOTAX, if either such event occurs on or before December 14, 2008.
(4)	Mr. Bauer joined our board of directors effective October 17, 2005.
(5)	Number of shares beneficially owned includes 151,666 shares of unvested restricted stock, of which 100,000 shares are contingent and would vest upon the date that we receive approval for an NDA for XYOTAX from the FDA if the approval is obtained prior to January 1, 2007.
(6)	Number of shares beneficially owned includes 91,496 shares of unvested restricted stock.
(7)	Number of shares beneficially owned includes 75,000 shares of unvested restricted stock.
(8)	Number of shares beneficially owned includes 974,828 shares of unvested restricted stock for all executive officers as a group, of which 650,000 shares are contingent and would vest as described in the above footnotes.
(9)	Does not include shares owned by directors and executive officers who served as directors and executive officers during all or part of the 2005 fiscal year but were not serving in that capacity as of March 15, 2006.

Item 13.	Certain Relationships and Related Transactions

In November 2002, we entered into a two-year Sponsored Research Agreement with the Hope Heart Institute, a non-profit corporation, to perform research specified by us and reviewed by a joint research committee comprised of individuals from our company and from the Hope Heart Institute. In addition to monthly payments, we granted a fully vested warrant to the Hope Heart Institute to purchase 100,000 shares of our common stock at a purchase price of $10.00 per share. Dr. Nudelman is the President, Chief Executive Officer and a member of the board of directors of The Hope Heart Institute. Dr. Singer was a member of the Scientific Advisory Board of The Hope Heart Institute in 2002. In 2004, we terminated the Sponsored Research Agreement with the Hope Heart Institute. During 2005, we made charitable contributions of $24,000 to the Hope Heart Institute.

In December 2004, we entered into a licensing agreement with DiaKine Therapeutics, Inc., or DiaKine, for the development and commercialization of Lisofylline. We received an upfront payment of $250,000 in 2004 and additional payments of $427,000 in 2005. As part of the agreement, Jack W. Singer, M.D., agreed to join the board of directors of DiaKine. Dr. Singer is not currently compensated for his service on the DiaKine board of directors.

Item 14.	Principal Accounting Fees and Services

The following table provides the aggregate fees billed for professional services rendered by our principal accountants during each of the past two fiscal years ended December 31:

	Ernst & Young LLP		Grant Thornton LLP		Stonefield Josephson, Inc.
Services Rendered	2005	2004	2005	2004	2005	2004
Audit Fees (1)	$—	$318,000	$212,325	$555,000	$1,051,000	$—
Audit-Related Fees (2)	—	233,000	—	—	—	—
Tax Fees (3)	—	46,000	7,014	—	—	—
All Other Fees (4)	—	—	—	—	—	—

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.
(2)	Audit Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.
(3)	Tax Services. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.
(4)	Other Services. There were no other fees for services not included above.

Pre-Approval Policy

Pursuant to our “Audit and Non-Audit Services Pre-Approval Policy”, which is approved by the Audit Committee on an annual basis, the audit committee pre-approves all auditing services and non-audit services to be performed by our independent auditors. The audit committee also pre-approves all associated fees, except for de minimus amounts for non-audit services, which are approved by the audit committee prior to the completion of the audit.

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

4.2(12)	First Amendment to Rights Agreement dated as of November 20, 2002, between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC.

4.3(7)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated June 13, 2001.

4.4(13)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated December 20, 2002.

4.5(18)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated June 23, 2003.

4.6(28)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated November 4, 2005.

Exhibit Number	Description
10.1(3)	Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated March 27, 1992, as amended March 31, 1993 and October 13, 1993.

10.2(1)	Assignment of Lease between Manlove Travel and the Registrant, dated April 23, 1993.

10.3(2)	Letter Agreement between David A. Sabey, Sandra L. Sabey and the Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

10.4(2)	Third Amendment to Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated as of September 10, 1996.

10.5(10)	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.

10.6(8)	Amended Equipment Leasing Agreement dated as of September 1, 2001, between Citiflight, Inc. And the Registrant.

10.7(13)	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.

10.8(24)*	Employment Agreement between the Registrant and James A. Bianco, dated as of January 1, 2005.

10.9(16)*	Employment Agreement between the Registrant and Silvano Spinelli, dated as of June 16, 2003.

10.10(18)*	Employment Agreement between the Registrant and Cesare Parachini, dated as of June 16, 2003.

10.11(25)*	Form of Strategic Management Team Severance Agreement.

10.12(22)*	Severance Agreement between the Registrant and Richard E. Leigh, Jr, dated September 29, 2004.

10.13(27)*	Severance Agreement and General Release by and between the Registrant and Stephen A. Aselage, dated June 28, 2005.

10.14(9)*	Form of Indemnification Agreement.

10.15(11)*	1994 Equity Incentive Plan, as amended.

10.16(20)*	1996 Employee Stock Purchase Plan, as amended.

10.17(20)*	2003 Equity Incentive Plan.

10.18(19)*	Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan

10.19(30)*	Form of Notice of Grant of Award and Award Agreement for grants of restricted stock under the Registrant’s 2003 Equity Incentive Plan, as amended.

10.20(30)*	Form of Notice of Grant of Stock Options and Option Agreement for option grants under the Registrant’s 2003 Equity Incentive Plan, as amended.

10.21(30)*	Form of Nonqualified Stock Option Agreement for option grants under the Registrant’ s Novuspharma S.p.A. Stock Option Plan.

10.22(5)†	License Agreement dated as of November 13, 1998, by and between PG-TXL Company, L.P. and the Registrant.

10.23(29)†	Amendment No. 1 to the License Agreement, dated as of February 1, 2006, by and between the Registrant and PG-TXL Company, L.P.

10.24(8)†	Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.

10.25(8)†	License Agreement dated as of October 19, 2001, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.26(31)	Termination Agreement dated March 14, 2006, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.27(9)†	ISDA Master Agreement dated as of January 25, 2002, between Citibank N.A. and the Registrant.

Exhibit Number	Description
10.28(18)	Registration Rights Agreement dated June 23, 2003, by and among Cell Therapeutics, Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc.

10.29(30)†	Financing Agreement dated December 21, 2004, between the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.30(23)	Security Agreement dated December 21, 2004, among the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.31(23)	Guaranty Agreement dated December 21, 2004, between PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.32(23)	Registration Rights Agreement dated December 21, 2004, among the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.33(23)	Joint Press Release dated December 21, 2004, between PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.34(26)	Acquisition Agreement by and among the Registrant, Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.

12.1#	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1#	Subsidiaries of the Registrant.

23.1#	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.2#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.3#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1#	Power of Attorney. (See page 114 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.
*	Indicates management contract or compensatory plan or arrangement.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 (No. 33-4154), filed on April 26, 1996.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-20855).
(3)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 10, filed on April 29, 1996.
(4)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 8-A, filed on November 15, 1996.
(5)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.
(6)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 25, 2000.
(7)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 13, 2001.

(8)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001.
(9)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.
(10)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on April 30, 2002.
(11)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on July 24, 2002.
(12)	Incorporated by reference to exhibits to the Registrant’s Form 8A/A, filed on January 10, 2003.
(13)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003.
(14)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.
(15)	Incorporated by reference to appendix H to the Registrant’s Registration Statement on Form S-4 (No. 333-106906).
(16)	Incorporated by reference to exhibit 10.23 to the Registrant’s Registration Statement on Form S-4, filed on July 9, 2003 (No. 333-106906).
(17)	Incorporated by reference to exhibit 10.24 to the Registrant’s Registration Statement on Form S-4, filed on July 9, 2003 (No. 333-106906).
(18)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 6, 2003.
(19)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on February 13, 2004.
(20)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K filed June 4, 2004.
(21)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on August 6, 2004.
(22)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K filed October 4, 2004.
(23)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 23, 2004.
(24)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 6, 2005.
(25)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005.
(26)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.
(27)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 29, 2005.
(28)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on November 10, 2005.
(29)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 14, 2006.
(30)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 27, 2006.

Cell Therapeutics, Inc.

By:	/s/ James A. Bianco
James A. Bianco, M.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip M. Nudelman* Phillip M. Nudelman	Chairman of the Board and Director	April 27, 2006

/s/ James A. Bianco James A. Bianco	President, Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2006

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	April 27, 2006

/s/ John H. Bauer* John H. Bauer	Director	April 27, 2006

/s/ Vartan Gregorian* Vartan Gregorian, Ph.D.	Director	April 27, 2006

/s/ Mary O. Mundinger* Mary O. Mundinger	Director	April 27, 2006

/s/ Jack W. Singer* Jack W. Singer M.D.	Director	April 27, 2006

*By:	/s/ James A. Bianco

James A. Bianco, M.D., as Attorney-in-fact

SCHEDULE II

CELL THERAPEUTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

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