Form 10-Q
period 2006-03-31
CELL THERAPEUTICS INC
filed 2006-05-10
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2006
Common Stock, no par value	102,887,164

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,301	$50,022
Restricted cash	5,943	25,596
Securities available-for-sale	19,621	18,858
Interest receivable	474	187
Accounts receivable, net	418	2,306
Prepaid expenses and other current assets	9,658	10,107

Total current assets	60,415	107,076
Property and equipment, net	11,123	12,278
Goodwill	17,064	17,064
Other intangibles, net	2,104	2,239
Other assets	12,610	16,783

Total assets	$103,316	$155,440

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,782	$3,370
Accrued expenses	18,592	17,558
Current portion of deferred revenue	80	80
Current portion of long-term obligations	2,806	2,880
Current portion of convertible senior notes	5,655	6,900

Total current liabilities	29,915	30,788
Deferred revenue, less current portion	538	558
Other long-term obligations, less current portion	6,556	7,326
Convertible senior notes	13,533	72,146
Convertible senior subordinated notes	122,075	122,079
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000 Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000 Issued and outstanding shares - 102,735,349 and 73,421,721 at March 31, 2006 and December 31, 2005, respectively	780,926	721,544
Deferred stock-based compensation	—	(1,669)
Accumulated other comprehensive loss	(1,375)	(1,683)
Accumulated deficit	(878,492)	(825,289)

Total shareholders’ deficit	(98,941)	(107,097)

Total liabilities and shareholders’ deficit	$103,316	$155,440

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$—	$6,037
License and contract revenue	20	103

Total revenues	20	6,140

Operating expenses:
Cost of product sold	—	246
Research and development	16,015	22,063
Selling, general and administrative	10,103	19,326
Amortization of purchased intangibles	189	253
Restructuring charges and related asset impairments	460	—

Total operating expenses	26,767	41,888

Loss from operations	(26,747)	(35,748)
Other income (expense):
Investment and other income	542	480
Interest expense	(8,628)	(3,893)
Foreign exchange gain	291	29
Make-whole interest expense	(20,166)	—
Gain on derivative liability	3,424	—
Settlement expense	(1,919)	—

Other expense, net	(26,456)	(3,384)

Net loss	$(53,203)	$(39,132)

Basic and diluted net loss per share	$(0.59)	$(0.62)

Shares used in calculation of basic and diluted net loss per share	90,000	63,303

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(53,203)	$(39,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,608	2,351
Equity-based compensation expense	1,297	749
Loss on disposition of property and equipment	52	75
Amortization of investment premium	90	120
Non-cash other income	(3,424)	—
Non-cash interest expense	7,018	1,451
Non-cash rent (benefit) expense	(4)	45
Changes in operating assets and liabilities:
Restricted cash	844	—
Interest receivable	(287)	(266)
Accounts receivable, net	1,406	(841)
Inventory	—	(87)
Prepaid expenses and other current assets	508	(1,016)
Other assets	682	76
Accounts payable	(662)	(1,188)
Accrued expenses	940	(2,605)
Deferred revenue	(20)	(115)
Excess facilities obligations	(493)	—
Other long-term obligations	(357)	26

Total adjustments	9,198	(1,225)

Net cash used in operating activities	(44,005)	(40,357)

Investing activities
Purchases of securities available-for-sale	(3,366)	(26,139)
Proceeds from maturities of securities available-for-sale	2,512	1,200
Purchases of property and equipment	(122)	(1,513)
Proceeds from sale of property and equipment	511	—

Net cash used in investing activities	(465)	(26,452)

Financing activities
Release of restricted cash related to senior convertible notes	18,825	—
Proceeds from common stock options exercised	—	148
Repayment of long-term obligations	(38)	(381)

Net cash provided by (used) in financing activities	18,787	(233)

Effect of exchange rate changes on cash and cash equivalents	(38)	(644)
Net decrease in cash and cash equivalents	(25,721)	(67,686)
Cash and cash equivalents at beginning of period	50,022	105,033

Cash and cash equivalents at end of period	$24,301	$37,347

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$21,346	$29

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of convertible senior notes to common stock	$59,750	$—

Conversion of convertible senior subordinated notes to common stock	$4	$—

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2005 included in our Form 10-K/A.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Liquidity

Cash and cash equivalents, restricted cash, securities available for sale and interest receivable are approximately $50.3 million as of March 31, 2006. In April 2006, we completed a convertible senior note offering which raised approximately $33.2 million in gross proceeds. Although we have recurring losses, we believe that our current cash balance, including the proceeds obtained from this offering and our ability to control or reduce expenditures, if necessary, will be sufficient to fund our anticipated net losses, debt service obligations, and capital expenditures for up to the next twelve months. Accordingly, the financial statements have been prepared on the basis of going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

We expect to continue to explore alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital, we will further curtail operations significantly, by delaying, modifying, or canceling our research and development programs.

Product Sales

We recognized revenue from product sales when there was persuasive evidence that an arrangement existed, title had passed and delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. As we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there are no product sales subsequent to this date. Product sales were generally recorded upon shipment net of an allowance for returns and discounts. Customers were able to return damaged or expired inventory for up to one year after the expiration date. Estimated returns were based on historical returns and sales patterns. If we were unable to reasonably estimate returns related to a particular customer or market, we deferred revenue recognition until such rights had expired. There was no allowance for returns, discount and bad debts at March 31, 2006 or December 31, 2005 as all trade receivables were sold in connection with the divestiture of TRISENOX to Cephalon.

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

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. Generally, in instances where we enter into agreements with third parties for research and development activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed unless there is an alternative future use of the funds in other research and development projects. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

Value Added Tax Receivable

Our European subsidiary is subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $8.9 million as of March 31, 2006 and December 31, 2005, respectively, of which $8.3 million is included in other assets and $0.6 million is included in prepaid expenses and other current assets. This receivable balance typically has a three to five year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested restricted stock awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. As of March 31, 2006 and 2005, options, warrants, unvested restricted share awards and rights and convertible debt aggregating 27,446,183 and 23,236,544, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

Derivatives Embedded in Certain Debt Securities

We evaluate financial instruments for freestanding or embedded derivatives in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, and related guidance. Derivative instruments are recorded at fair value with changes in value recognized in the period of change.

Our 6.75% convertible senior notes, or 6.75% notes, contain a feature providing for payments in cash or common stock to be made in the event of conversions of the debt to common stock. In general, this feature calls for make-whole payments equal to the interest on the debt over its term less any amounts paid prior to the date of conversion. This feature represents an embedded derivative which is required to be accounted for separately from the related debt securities. The estimated fair value of this feature is calculated based on a discounted cash flow model. Changes in the estimated fair value of the liability are included in gain on derivative liability and will be required until the feature expires or all of the notes are converted.

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

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and our former interest rate swap agreement which was designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $52.9 million and $40.2 million for the three month periods ended March 31, 2006 and 2005, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	March 31, 2006	December 31, 2005
Foreign currency translation adjustment	$(1,355)	$(1,663)
Net unrealized loss on securities available-for-sale	(20)	(20)

Accumulated other comprehensive loss	$(1,375)	$(1,683)

3.	Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, or employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.3 million, which consisted of $0.8 million of stock-based compensation expense related to employee stock options and employee stock purchases and $0.5 million of stock-based compensation expense related to restricted stock awards. Stock-based compensation expense recognized for restricted stock awards was $0.8 million during the three months ended March 31, 2005. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense related to stock options had been recognized in our Condensed Consolidated Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards granted after January 1, 2006. Expense is recognized using the graded-vesting multiple-option method for options granted prior to January 1, 2006. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock awards under SFAS 123(R) for the three months ended March 31, 2006, which was allocated as follows (in thousands):

March 31, 2006
Research and development	$571
Selling, general and administrative	726

Stock-based compensation expense included in operating expenses	$1,297

Stock-based compensation had a $1.3 million effect on our net loss, no effect on cash flow from operations or financing activities and had a $(0.01) effect on basic and diluted net loss per share.

The weighted average fair value of employee stock options granted in the three months ended March 31, 2006 and 2005 was $1.02 and $7.10, respectively.

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if we had recognized compensation expense for all share-based payments to employees based on their fair values (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss, as reported	$(39,132)
Add: Stock-based employee compensation included in reported net loss	791
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,029)

Pro forma net loss	$(40,370)

Basic and diluted net loss per share:
As reported	$(0.62)
Pro forma	$(0.64)

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.8%	4.1%
Expected dividend yield	None	None
Expected life	3.2 years	4.7 years
Expected volatility	74.0%	98.0%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry.

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123(R) also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

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

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Stock Option Plans

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

The Plans are administered by the Compensation Committee of the Board of Directors which has the discretion to determine which employees, consultants and directors shall be granted options. The options are typically exercisable ratably over a four-year period commencing one year from the date of grant, and expire not more than 10 years from the date of grant. As of March 31, 2006, 648,992 shares of common stock were available for future grants.

The following table summarizes stock option activity for all of stock option plans during the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2005	6,115,000	$10.95
Granted	430,000	$1.93
Exercised	—	$—
Forfeited or expired	(405,000)	$12.61

Outstanding March 31, 2006	6,140,000	$10.22	7.5	$—

Vested or expected to vest at March 31, 2006	5,701,000	$10.72	7.4	$—
Exercisable at March 31, 2006	3,748,000	$14.37	6.3	$—

A summary of the status of unvested employee stock options as of March 31, 2006 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	2,495,000	$2.78
Granted	430,000	$1.02
Vested	(412,000)	$2.92
Forfeited	(121,000)	$3.97

Unvested at March 31, 2006	2,392,000	$2.38

As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $2.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.0 years. This amount does not include unrecognized compensation cost related to 650,000 shares of contingent restricted stock awarded during 2005. These awards will vest upon the achievement of certain performance goals.

4.	Convertible Senior Notes

As of March 31, 2006, $62.8 million of our 6.75% convertible senior notes due 2010 had been converted into 23.9 million shares of common stock, resulting in cumulative make-whole interest payments of $21.2 million which was paid in cash. As a result of these conversions, holders of the converted notes forfeited their mandatory redemption right to redeem up to 30% aggregate principal amount of their notes, and $18.8 million of the restricted cash being held in escrow to fund such potential redemptions was returned to us. As of March 31, 2006, $19.3 million of our 6.75% convertible senior notes due 2010 remained outstanding and $5.9 million of restricted cash remained in escrow to fund the potential mandatory redemption of 30% of these notes. The mandatory redemption right expired on May 1, 2006, at which point we redeemed $2.7 million principal amount of these notes.

The interest make-whole provision of the 6.75% convertible senior notes due 2010 represents an embedded derivative which is required to be accounted for separate from the underlying 6.75% senior notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $3.3 million for the three months ended March 31, 2006, primarily in connection with the note conversions. The estimated fair value of the derivative liability was $0.9 million at March 31, 2006 and was recorded in convertible senior notes. The change in the estimated fair value for the three months ended March 31, 2006 of $3.4 million is recorded as gain on derivative liability.

5.	Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe and terminated our aircraft lease. In conjunction with our workforce reduction we vacated a portion of our laboratory and office facilities and recorded an excess facility charge.

The following table summarizes the changes in the liability for restructuring activities during the three months ended March 31, 2006 (in thousands):

	Excess Facilities Charges	Employee Separation Costs
Balance at December 31, 2005	$6,334	$1,925
Additional charges	456	—
Cash payments	(949)	(1,925)

Balance at March 31, 2006	$5,841	$—

Excess Facilities Charges

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded restructuring charges in 2005 when we ceased using this space. The liability is calculated as the present value of total lease commitments, net of estimated sublease income. The additional charges for the three months ended March 31, 2006 were due to changes in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges.

6.	Prepaid Supply Agreement

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel, a starting material for XYOTAX, which was to be delivered by NPI over several years. This material was intended to be used primarily for research and development activities. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. As we had adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement with NPI in October 2005 to reduce the amount of material we would receive and we were refunded $0.8 million of our prepayment. In addition, the amended agreement grants NPI the exclusive right to purchase up to 5 kilograms of our paclitaxel supply at our original cost through September 1, 2006. In January 2006, CTI and NPI amended the agreement to allow NPI the right to sell some or all of the paclitaxel supply to its customers and replace the material within 60 days with newer material having a longer expiration date.

As of March 31, 2006 and December 31, 2005, we had paclitaxel supply of $2.2 million and $2.3 million, respectively, which is included in prepaid expenses and other current assets. The amount as of March 31, 2006 includes approximately $0.1 million in supply due from NPI. These costs have been capitalized since there is a ready market for this active pharmaceutical ingredient.

7.	Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against CTI in the federal district court for the Western District in the State of Washington, asserting that CTI (Europe), formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule. The claims alleged that CTI (Europe) failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, CTI answered the complaint, denying the substance of the allegations and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information including preclinical trial tests which were determined to be invalid. On May 3, 2006, CTI and Micromet entered into a settlement and release regarding this lawsuit pursuant to which CTI paid Micromet approximately $1.9 million in cash and the lawsuit was dismissed with prejudice. This settlement amount is included in accrued expenses as of March 31, 2006.

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, James Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a Consolidated and Amended Class Action Complaint against CTI, James Bianco and Jack Singer. The Consolidated and Amended Complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 7, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Management believes that the allegations in this lawsuit are without merit and intend to defend the actions vigorously. On January 6, 2006, CTI filed a motion to dismiss this class action complaint. On May 4, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. Pursuant to the Court’s order, the plaintiffs have until June 4, 2006 to amend the underlying complaint.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. The case now resides in the United States District Court for the Western District of Washington. On December 7, 2005, plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which plaintiffs responded on March 10, 2006. Defendants filed a reply brief on April 10, 2006. A hearing on the motion to dismiss has been set to occur in June. No estimates of possible loss or range of loss resulting from this lawsuit can be made at this time.

The United States Attorney’s Office, or USAO, for the Western District of Washington is conducting an investigation into certain of CTI’s business practices relating to TRISENOX. USAO’s investigation relates to CTI’s promotional practices relating to TRISENOX; its reporting of revenue relating to TRISENOX sales; and statements made by CTI representatives, and its expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug was used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. CTI is fully cooperating with USAO (through the provision of documents and periodic meetings) and has not received a subpoena relating to the matter. Management cannot predict whether USAO will bring formal criminal enforcement proceedings (and USAO has not indicated that it will). Claims associated with the above-referenced as well as related conduct have been filed against the Company under seal on behalf of the government by a private party in a qui tam action. Based on information currently available to the Company, we believe that the USAO may recommend to the Department of Justice that the government intervene in the qui tam action, as is its right, and assume the conduct of this lawsuit. We believe that regardless of whether the government or the private party pursues this lawsuit that one of the primary claims that might be pursued would be that CTI violated the Federal False Claims Act by receiving reimbursement from Medicare for improper off-label use of TRISENOX or otherwise ineligible sales of TRISENOX over the period ranging from October 2000 until TRISENOX’ disposition to Cephalon in July of 2005. During this period the Company utilized a third party reimbursement expert. The Company believes it has meritorious defenses to these claims. It is unclear to the Company under this theory what sales or portions thereof would be in question. Accordingly, CTI cannot provide an estimate of a possible loss or range of loss in connection with this investigation or lawsuit. Under the False Claims Act, damages can be trebled and separate fines imposed for each violation, if the government or the private party plaintiff were to prevail in this lawsuit it is likely that such an adverse judgment would have a material adverse effect on our financial position, liquidity and results of operations.

With the exception of $1.9 million accrued for the Micromet settlement we have not recorded a reserve for any of the above matters as of March 31, 2006.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

8.	Subsequent Events

Convertible Senior Notes

In April 2006, we issued approximately $66.3 million aggregate principal amount of our 7.5% convertible senior notes due 2011 (the “Senior Notes”), approximately $33.16 million of which was issued in a registered offering for cash and approximately $33.16 million of which was issued in private exchange for approximately $39.5 million aggregate principal amount of our 5.75% convertible senior subordinated notes due 2008 and approximately $1.2 million aggregate principal amount of our 5.75% convertible subordinated notes due 2008. The Senior Notes will bear interest at a rate of 7.5% per annum and be initially convertible into our common stock at a rate of 478.519 shares per $1,000 principal amount so converted, which is equivalent to an initial conversion price of approximately $2.09 per share. The Senior Notes mature on April 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 1 of this Form 10-Q. The following discussion contains forward-looking statements which involve risks and uncertainties. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors Affecting Our Operating Results and Financial Condition, that could cause actual results, levels of activity, performance or achievement to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer.

We are developing XYOTAX, paclitaxel poliglumex, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. Our STELLAR 2, 3, and 4, phase III clinical studies for XYOTAX did not meet their primary endpoints of superior overall survival. However, we believe a pooled analysis of STELLAR 3 and 4 demonstrates a statistically significant survival advantage among women receiving XYOTAX when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of XYOTAX and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR first-line trials. We believe the lack of safe and effective treatments for women with advanced first-line NSCLC who are performance status 2, or PS2, represents an unmet medical need. We plan to submit a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for XYOTAX as first-line monotherapy for women with advanced NSCLC who are PS2 based on data from the pooled analysis of our STELLAR 3 and 4 first-line trials and our PGT202 study. To support this application, we have initiated an additional study, known as the PIONEER, or PGT305, study, for XYOTAX as first-line monotherapy in PS2 women with NSCLC, with a target of having interim results available from this study at the time of FDA review of that NDA, as an alternative to waiting for the completion of the study. In Europe, we plan to submit a marketing authorization application, or MAA, based on a non inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR 2, 3, and 4 pivotal trials. We will need additional positive input from the scientific committee of the European Medicines Agency, or EMEA, prior to submitting an MAA on this basis.

In February 2006, the FDA confirmed that XYOTAX qualifies for fast track designation for the treatment of PS2 women with first-line advanced NSCLC.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. We are targeting an interim analysis from our ongoing phase III study of pixantrone in the third quarter of 2006, and depending on the results of this analysis, a second interim analysis may be performed in the first half of 2007.

We also are developing CT-2106, polyglutamate camptothecin, which is in the phase II component of a phase I/II trial in combination with 5FU/LV for the treatment of colorectal cancer relapsing following FOLFOX therapy and in a phase II trial in ovarian cancer.

As of March 31, 2006, we had incurred aggregate net losses of approximately $878.5 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

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

Our 6.75% convertible senior notes, or 6.75% notes, contain a feature providing for payments in cash or common stock to be made in the event of conversions of the debt to common stock. In general, this feature calls for make-whole payments equal to the interest on the debt over its term less any amounts paid prior to the date of conversion. This feature represents an embedded derivative which is required to be accounted for separately from the related debt securities. The estimated fair value of this feature is calculated based on a discounted cash flow model. Changes in the estimated fair value of the liability are included in gain on derivative liability and will be required until the feature expires or all of the notes are converted.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, or employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2005. In March 2005, the Securities and Exchange Commission issued

Staff Accounting Bulletin, or SAB, No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.3 million, which consisted of $0.8 million of stock-based compensation expense related to employee stock options and employee stock purchases and $0.5 million of stock-based compensation expense related to restricted stock awards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. Stock-based compensation expense recognized for restricted stock awards was $0.8 million during the three months ended March 31, 2005. Had we recognized compensation expense for the three months ended March 31, 2005 for all share-based payments to employees based on their fair values, as is now required by SFAS 123(R), net loss would have increased by $1.2 million, or $0.02 per basic and diluted share.

As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $2.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.0 years.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry.

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123(R) also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005.

Product sales. TRISENOX was, prior to its divestiture to Cephalon in July 2005, our commercial product approved by the FDA, EMEA, and the Japanese Ministry of Health, or JMH, to treat patients with relapsed or refractory acute promyelocytic leukemia, or APL. As a result of the divestiture, there were no product sales for the three months ended March 31, 2006. We recorded net product sales of approximately $6.0 million for TRISENOX for the three months ended March 31, 2005.

License and contract revenue. In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement granted an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the Chugai agreement, we received a $3.0 million initial payment, which we recorded as deferred revenue and which was being recognized as revenue over the estimated development period of approximately seven years on a straight-line basis. As of December 31, 2005, we recognized the remaining deferred revenue related to this initial payment in anticipation of the termination of our agreement with Chugai which occurred in March 2006.

License and contract revenue for the three months ended March 31, 2006 represents recognition of revenue deferred from the sale of Lisofylline material to Diakine. For the three month period ended March 31, 2005, we recognized approximately $0.1 million of license and contract revenue relating to the amortization of the initial payments from Chugai.

Cost of product sold. There was no cost of product sold for the three months ended March 31, 2006 due to the divestiture of TRISENOX to Cephalon on July 18, 2005. The cost of product sold during the three months ended March 31, 2005 was approximately $246,000. Cost of product sold consisted primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Compounds under development:
XYOTAX	$6,093	$5,829
Pixantrone	3,045	1,426
TRISENOX	—	2,083
Other compounds	479	618
Operating expenses	6,004	9,469
Discovery research	394	2,638

Total research and development expenses	$16,015	$22,063

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $173.8 million, $29.1 million and $16.5 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $16.0 million for the three months ended March 31, 2006, from approximately $22.1 million for the three months ended March 31, 2005. Costs for our XYOTAX program increased primarily due to the recent initiation of our PIONEER study partially offset by a decrease in manufacturing costs. Pixantrone costs increased due to an increase in clinical trial expenses, attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

Our lead drug candidates, XYOTAX and pixantrone are currently in clinical trials. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMEA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Many of our drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

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

We may not generate significant revenue from the sale of commercial drugs for at least the next couple of years, if ever. Without revenue generated from commercial sales, we anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private debt or equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $10.1 million for the three months ended March 31, 2006, from approximately $19.3 million for the three months ended March 31, 2005. This decrease is primarily attributed to a $6.9 million decrease in our sales and marketing expenses related to reduced commercialization efforts and headcount due to the divestiture of TRISENOX to Cephalon in the third quarter of 2005, a $1.4 million decrease in corporate development expenses including a $1.2 million decrease in aircraft operating costs due the termination of our aircraft operating lease in the fourth quarter of 2005, and a $1.3 million decrease in operating expenses primarily related to decreased compensation and benefit, occupancy and other expenses resulting from a reduction in headcount. Corporate development expenses include certain legal expenses, business development activities, corporate sponsorships and charitable contributions, costs related to operating our aircraft, and our corporate communications programs.

We expect selling, general and administrative expenses to decrease in 2006 as compared to 2005 due to the divestiture of TRISENOX to Cephalon as well as the termination of our aircraft lease in 2005. In the event that we are able to move forward with the commercialization of XYOTAX, our sales and marketing expenses would then increase. Further, due to the variable accounting treatment of certain stock options and restricted stock awards, fluctuation in quoted prices for our common stock may result in unpredictable and potentially significant charges or credits to our stock-based compensation expense.

Amortization of purchased intangibles. Amortization for the three months ended March 31, 2006 decreased to approximately $189,000 from approximately $253,000 for the three months ended March 31, 2005, due to a write-down of our assembled workforce asset in December 2005.

Restructuring charges and related asset impairments. In 2005, we announced plans to reduce our workforce through selected layoffs of employees as part of our cost savings initiative in an effort to reduce costs and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. In conjunction with our workforce reduction, we vacated a portion of our laboratory and office facilities. Restructuring activities and asset impairments for the three months ended March 31, 2006 primarily relate to additional excess facilities charges due to a change in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time.

Investment and other income. Investment and other income for the quarter ended March 31, 2006 and 2005 was approximately $542,000 and $480,000, respectively. Our average securities available-for-sale balance for these respective quarters has remained relatively consistent.

Interest expense. Interest expense increased to approximately $8.6 million for the three months ended March 31, 2006 from approximately $3.9 million for the three months ended March 31, 2005. This increase is due to an increase in the amortization of debt issuance costs of $3.5 million primarily due to amounts amortized upon conversion of the 6.75% convertible senior notes and $3.3 million of accretion of the debt discount on our 6.75% convertible senior notes. These increases were offset by a decrease of $1.2 million related to our royalty interest financing agreement entered into with PharmaBio in December 2004 and terminated in July 2005 in connection with the divestiture of TRISENOX and a decrease of $0.8 million in interest expense for our convertible notes due to conversions of notes in the fourth quarter of 2005 and first quarter of 2006.

Foreign exchange gain. The exchange gain for the three months ended March 31, 2006 of approximately $0.3 million is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar payables due from CTI (Europe). There was no significant foreign currency exchange activity for the three months ended March 31, 2005.

Make-whole interest expense. Make-whole interest expense of $20.2 million is related to the conversion of $59.8 million of our convertible senior notes during the three months ended March 31, 2006.

Gain on derivative liability. The gain on the derivative liability of $3.4 million for the three months ended March 31, 2006, represents the change in the estimated fair value of our derivative liability related to the interest make-whole provision on our 6.75% convertible senior notes.

Settlement expense. Settlement expense for the three months ended March 31, 2006 relates to the amount due under the settlement of our dispute with Micromet AG in April 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had approximately $50.3 million in cash and cash equivalents, restricted cash, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $44.0 million during the three months ended March 31, 2006, compared to approximately $40.4 million for the same period during 2005 due to an increase in our net loss, excluding $7.0 million in non-cash interest expense and $3.4 million in non-cash other income.

Additionally, our net loss for the three months ended March 31, 2006 includes $20.2 million in make-whole interest payments related to conversions of our 6.75% convertible senior notes.

Net cash used in investing activities totaled approximately $0.5 million during the three months ended March 31, 2006, compared to approximately $26.5 million for the same period during 2005. The net cash used in investing activities during both three month periods was primarily due to purchases of securities available-for-sale.

Net cash provided by financing activities totaled approximately $18.8 million during the three months ended March 31, 2006, compared to net cash used in financing activities of approximately $0.2 million used for the same period during 2005. The increase in net cash used in financing activities was primarily due to restricted cash related to the issuance our 6.75% convertible senior notes that was released from escrow upon conversion of a portion of these notes.

We expect to generate losses from operations for at least the next several years due to research and development costs for XYOTAX, pixantrone and CT-2106.

In April 2006, we completed a convertible senior note offering which raised approximately $33.2 million in gross proceeds. Although we have recurring losses, we believe that our current cash balance, including the proceeds obtained from this offering and our ability to control or reduce expenditures, if necessary, will be sufficient to fund our anticipated net losses, debt service obligations, and capital expenditures for up to the next twelve months. Accordingly, the financial statements have been prepared on the basis of going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

We expect to continue to explore alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital, we will further curtail operations significantly, by delaying, modifying, or canceling our research and development programs.

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

The following table includes information relating to our contractual obligations as of March 31, 2006 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
6.75% Convertible senior notes (1)	$19,250	$5,655	$—	$13,595	$—
5.75% Convertible senior subordinated notes (2)	66,925	—	66,925	—	—
4.0% Convertible senior subordinated notes (3)	55,150	—	—	55,150	—
5.75% Convertible subordinated notes (4)	29,640	—	29,640	—	—
Interest on convertible notes (5)	27,576	9,058	13,704	4,814	—
Operating leases:
Facilities	31,487	8,178	10,657	7,566	5,086
Long term obligations (6)	2,539	138	703	857	841

	$232,567	$23,029	$121,629	$81,982	$5,927

(1)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.63 per share.

(2)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $10.00 per share.

(3)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $13.50 per share.

(4)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $34.00 per share.

(5)	As of March 31, 2006, we have made $21.2 million in make-whole interest payments related to the early conversions of $62.8 million of our 6.75% convertible senior notes.

(6)	Long-term debt does not include $5.8 million related to excess facilities charges and $1.0 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employees’ separation from the Company.

In April 2006, we issued approximately $66.3 million of 7.5% convertible senior notes due 2011, approximately $33.16 million of which was issued in a registered offering for cash and approximately $33.16 million of which was issued in private exchange for approximately $39.5 million of our 5.75% convertible senior subordinated notes due 2008 and approximately $1.2 million of our 5.75% convertible subordinated notes due 2008.

The remaining amount of milestone payments we may be required to pay pursuant to the amended agreement with PG-TXL Company L.P. is $14.9 million, $5.4 million of which may be triggered in 2007 if we are successful with our current plans for registrations with the FDA and EMEA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at March 31, 2006 and December 31, 2005 was $19.6 million and $18.9 million, respectively. A one percent change in interest rates would not significantly impact the fair value of our securities available-for-sale as of March 31, 2006 and December 31, 2005, respectively.

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

We have foreign exchange risk related to foreign-denominated cash, restricted cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at March 31, 2006 of $7.5 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $0.4 million, $0.7 million and $1.5 million.

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

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against CTI in the federal district court for the Western District in the State of Washington, asserting that CTI (Europe), formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule. The claims alleged that CTI (Europe) failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, CTI answered the complaint, denying the substance of the allegations and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information including preclinical trial tests which were determined to be invalid. On May 3, 2006, CTI and Micromet entered into a settlement and release regarding this lawsuit pursuant to which CTI paid Micromet approximately $1.9 million in cash and the lawsuit was dismissed with prejudice. This settlement amount is included in accrued expenses as of March 31, 2006.

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, James Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a Consolidated and Amended Class Action Complaint against CTI, James Bianco and Jack Singer. The Consolidated and Amended Complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 7, 2005, or the Class Period. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Management believes that the allegations in this lawsuit are without merit and intend to defend the actions vigorously. On January 6, 2006, CTI filed a motion to dismiss this class action complaint. On May 4, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. Pursuant to the Court’s order, the plaintiffs have until June 4, 2006 to amend the underlying complaint.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. The case now resides in the United States District Court for the Western District of Washington. On December 7, 2005, plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which plaintiffs responded on March 10, 2006. Defendants filed a reply brief on April 10, 2006. A hearing on the motion to dismiss has been set to occur in June. No estimates of possible loss or range of loss resulting from this lawsuit can be made at this time.

The United States Attorney’s Office, or USAO, for the Western District of Washington is conducting an investigation into certain of CTI’s business practices relating to TRISENOX. USAO’s investigation relates to CTI’s promotional practices relating to TRISENOX; its reporting of revenue relating to TRISENOX sales; and statements made by CTI representatives, and its expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug was used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. CTI is fully cooperating with USAO (through the provision of documents and periodic meetings) and has not received a subpoena relating to the matter. Management cannot predict whether USAO will bring formal criminal enforcement proceedings (and USAO has not indicated that it will). Claims associated with the above-referenced as well as related conduct have been filed against the Company under seal on behalf of the government by a private party in a qui tam action. Based on information currently available to the Company, we believe that the USAO may recommend to the Department of Justice that the government intervene in the qui tam action, as is its right, and assume the conduct of this lawsuit. We believe that regardless of whether the government or the private party pursues this lawsuit that one of the primary claims that might be pursued would be that CTI violated the Federal False Claims Act by receiving reimbursement from Medicare for improper off-label use of Trisenox or otherwise ineligible sales of TRISENOX over the period ranging from October 2000 until TRISENOX’ disposition to Cephalon in July of 2005. During this period the Company utilized a third party reimbursement expert. The Company believes it has meritorious defenses to these claims. It is unclear to the Company under this theory what sales or portions thereof would be in question. Accordingly, CTI cannot provide an estimate of a possible loss or range of loss in connection with this investigation or lawsuit. Under the False Claims Act, damages can be trebled and separate fines imposed for each violation, if the government or the private party plaintiff were to prevail in this lawsuit it is likely that such an adverse judgment would have a material adverse effect on our financial position, liquidity and results of operations.

With the exception of $1.9 million accrued for the Micromet settlement we have not recorded a reserve for any of the above matters as of March 31, 2006.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 1A.	Risk Factors

Factors Affecting Our Operating Results and Financial Condition

We expect to continue to incur net losses, and we might never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2006, we had an accumulated deficit of approximately $878.5 million. We are pursuing regulatory approval for XYOTAX and will need to conduct research, development, testing and regulatory compliance activities expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

We have a substantial amount of debt.

We have a substantial amount of debt outstanding, and our annual interest expense with respect to our debt is significant. Unless we generate substantial sales from one of our potential products or raise substantial additional capital, we may not be able to repay this debt or the interest, liquidated damages or other payments with respect to our debt. Prior to this debt becoming due, we may engage in one or more restructuring transactions which could involve, among other things, an effective increase in interest rates, alteration of terms or exchanges involving the issuance of additional shares of common stock or other arrangements which may dilute or be adverse to the value of our common stock.

We expect to need to raise additional funds in the near future, and they may not be available on acceptable terms, or at all.

We expect that our existing cash and cash equivalents, restricted cash, securities available for sale and interest receivable, including the proceeds from our April 2006 convertible senior notes offering, along with our ability to control or reduce expenditures, if necessary, will be sufficient to fund our anticipated net losses, debt service obligations and capital expenditures for up to the next twelve months; however, to fully fund ongoing and planned activities beyond the next twelve months, we will need to raise additional funds. In particular, we will need to raise additional funds to complete the PIONEER trial.

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

Without a successful PIONEER trial or positive interim results from the PIONEER trial, we expect a difficult regulatory review from the FDA for a number of reasons: our trials failed to meet their primary endpoints and the FDA has taken the view that it will not favorably review secondary endpoints on data absent achievement of primary endpoints; while gender-specific survival was pre-specified in the analysis plan, women over men gender-specific survival was not a pre-specified endpoint; and, while the FDA has recently reviewed NDAs based on pooled analyses, none have been approved in the past. We are not pursuing approval from the FDA based on non-inferiority which is usually the basis for making a comparable survival claim. While we are requesting a pre-NDA meeting with the FDA, our proposed filing strategy for XYOTAX has not been previewed or approved by the FDA, and we expect that obtaining regulatory approval based on our current clinical trial data will be difficult for the reasons stated above.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agency. None of our current products have received approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. If our products are not approved in a timely fashion, our business and financial condition may be adversely affected.

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

We believe that while we owned TRISENOX, which was divested to Cephalon, Inc., in July 2005, it was prescribed by physicians largely for uses not approved by the FDA. Although physicians may lawfully prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses is unlawful. Some of our practices intended to make physicians aware of off-label uses of TRISENOX, without engaging in off-label promotion, could nevertheless have been construed as off-label promotion, and it is likely that some instances of off-label promotion occurred in the past. Although we have policies and procedures in place designed to assure ongoing compliance with FDA requirements regarding off-label promotion, some non-compliant actions may nevertheless have occurred. The United States Attorney’s Office, or USAO, for the Western District of Washington is conducting an investigation into certain of CTI’s business practices relating to TRISENOX. USAO’s investigation relates to CTI’s promotional practices relating to TRISENOX; its reporting of revenue relating to TRISENOX sales; and statements made by CTI representatives, and its expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug was used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. CTI is fully cooperating with USAO (through the provision of documents and periodic meetings) and has not received a subpoena relating to the matter. Management cannot predict whether USAO will bring formal criminal enforcement proceedings (and USAO has not indicated that it will). Claims associated with the above-referenced as well as related conduct have been filed against the Company under seal on behalf of the government by a private party in a qui tam action. Based on information currently available to the Company, we believe that the USAO may recommend to the Department of Justice that the government intervene in the qui tam action, as is its right, and assume the conduct of this lawsuit. We believe that regardless of whether the government or the private party pursues this lawsuit that one of the primary claims that might be pursued would be that CTI violated the Federal False Claims Act by receiving reimbursement from Medicare for improper off-label use of TRISENOX or otherwise ineligible sales of TRISENOX over the period ranging from October 2000 until TRISENOX’ disposition to Cephalon in July of 2005. During this period the Company utilized a third party reimbursement expert. The Company believes it has meritorious defenses to these claims. It is unclear to the Company under this theory what sales or portions thereof would be in question. Accordingly, CTI cannot provide an estimate of a possible loss or range of loss in connection with this investigation or lawsuit. Under the False Claims Act, damages can be trebled and separate fines imposed for each violation, if the government or the private party plaintiff were to prevail in this lawsuit it is likely that such an adverse judgment would have a material adverse effect on our financial position, liquidity and results of operations.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended March 31, 2006, our stock price ranged from a low of $1.79 to a high of $4.05. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC. (Registrant)

Dated: May 9, 2006	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: May 9, 2006	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)