Form 10-Q
period 2006-06-30
CELL THERAPEUTICS INC
filed 2006-08-09
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2006
Common Stock, no par value	109,666,245

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,681	$50,022
Restricted cash	65	25,596
Securities available-for-sale	17,209	18,858
Interest receivable	220	187
Accounts receivable, net	510	2,306
Prepaid expenses and other current assets	9,525	10,107

Total current assets	58,210	107,076
Property and equipment, net	10,323	12,278
Goodwill	17,064	17,064
Other intangibles, net	2,013	2,239
Other assets	13,825	16,783

Total assets	$101,435	$155,440

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,480	$3,370
Accrued expenses	15,745	17,558
Current portion of deferred revenue	80	80
Current portion of long-term obligations	2,692	2,880
Current portion of convertible senior notes	—	6,900

Total current liabilities	20,997	30,788
Deferred revenue, less current portion	518	558
Other long-term obligations, less current portion	5,993	7,326
7.5% convertible senior notes	57,391	—
6.75% convertible senior notes	7,662	72,146
Convertible senior subordinated notes	82,557	122,079
Convertible subordinated notes	28,490	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000
Issued and outstanding shares - 109,678,079 and 73,421,721 at June 30, 2006 and December 31, 2005, respectively	798,419	721,544
Deferred stock-based compensation	—	(1,669)
Accumulated other comprehensive loss	(1,100)	(1,683)
Accumulated deficit	(899,492)	(825,289)

Total shareholders’ deficit	(102,173)	(107,097)

Total liabilities and shareholders’ deficit	$101,435	$155,440

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$—	$7,372	$—	$13,409
License and contract revenue	20	96	40	199

Total revenues	20	7,468	40	13,608

Operating expenses:
Cost of product sold	—	212	—	458
Research and development	15,692	20,179	31,707	42,242
Selling, general and administrative	8,317	17,649	18,420	36,975
Amortization of purchased intangibles	199	242	388	495
Restructuring charges and related asset impairments	(118)	1,972	342	1,972

Total operating expenses	24,090	40,254	50,857	82,142

Loss from operations	(24,070)	(32,786)	(50,817)	(68,534)
Other income (expense):
Investment and other income	694	432	1,236	912
Interest expense	(4,708)	(3,994)	(13,336)	(7,887)
Foreign exchange gain	821	173	1,112	202
Make-whole interest expense	(4,374)	—	(24,540)	—
Gain on derivative liabilities	2,659	—	6,083	—
Gain on exchange of convertible notes	7,978	—	7,978	—
Settlement expense	—	—	(1,919)	—

Other income (expense), net	3,070	(3,389)	(23,386)	(6,773)

Net loss	$(21,000)	$(36,175)	$(74,203)	$(75,307)

Basic and diluted net loss per share	$(0.20)	$(0.57)	$(0.76)	$(1.19)

Shares used in calculation of basic and diluted net loss per share	104,600	63,336	97,340	63,320

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(74,203)	$(75,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,234	4,817
Equity-based compensation expense	2,502	1,645
Loss on disposition of property and equipment	76	54
Amortization of investment premium	134	239
Non-cash gain on exchange of convertible notes	(7,978)	—
Non-cash gain on derivative liabilities	(6,083)	—
Non-cash interest expense	9,257	3,026
Asset impairments	—	2,242
Non-cash rent (benefit) expense	(8)	90
Gain on sale of investment securities	—	14
Changes in operating assets and liabilities:
Restricted cash	859	—
Interest receivable	(32)	22
Accounts receivable, net	1,346	(71)
Inventory	—	(37)
Prepaid expenses and other current assets	784	(387)
Other assets	417	(435)
Accounts payable	(1,084)	(2,261)
Accrued expenses	(1,271)	(7,093)
Deferred revenue	(40)	(181)
Excess facilities obligations	(1,391)	—
Other long-term obligations	(276)	592

Total adjustments	446	2,276

Net cash used in operating activities	(73,757)	(73,031)

Investing activities
Purchases of securities available-for-sale	(16,961)	(26,139)
Proceeds from sales of securities available-for-sale	—	15,815
Proceeds from maturities of securities available-for-sale	18,488	8,926
Purchases of property and equipment	(348)	(1,944)
Proceeds from sale of property and equipment	511	—

Net cash provided by (used in) investing activities	1,690	(3,342)

Financing activities
Proceeds from issuance of 7.5% convertible senior notes, net	31,177	—
Release of restricted cash related to 6.75% convertible senior notes	24,712	—
Mandatory redemptions of 6.75% convertible senior notes	(2,655)	—
Proceeds from common stock sold via the employee stock purchase plan	17	215
Repayment of long-term obligations	(57)	(742)

Net cash provided by (used) in financing activities	53,194	(527)

Effect of exchange rate changes on cash and cash equivalents	(468)	(1,893)
Net decrease in cash and cash equivalents	(19,341)	(78,793)
Cash and cash equivalents at beginning of period	50,022	105,033

Cash and cash equivalents at end of period	$30,681	$26,240

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$29,055	$4,863

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of 6.75% convertible senior notes to common stock	$68,645	$—

Conversion of 7.5% convertible senior notes to common stock	$7,375	$—

Conversion of convertible senior subordinated notes to common stock	$4	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 7.5% convertible senior notes	$39,518	$—

Extinguishment of 5.75% convertible subordinated notes in exchange for 7.5% convertible senior notes	$1,150	$—

Issuance of 7.5% convertible senior notes in exchange for 5.75% subordinated and senior subordinated notes	$33,156	$—

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2005 included in our Form 10-K/A.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Liquidity

Cash and cash equivalents, restricted cash, securities available for sale and interest receivable are approximately $48.2 million as of June 30, 2006. We expect that this amount will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects of research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures related to certain research and development and general and administrative activities including compensation and benefits, corporate costs and clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

Product Sales

We recognized revenue from product sales when there was persuasive evidence that an arrangement existed, title had passed and delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. Because we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there were no product sales subsequent to this date. Product sales were generally recorded upon shipment net of an allowance for returns and discounts. Customers were able to return damaged or expired inventory for up to one year after the expiration date. Estimated returns were based on historical returns and sales patterns. If we were unable to reasonably estimate returns related to a particular customer or market, we deferred revenue recognition until return rights had expired. There was no allowance for returns, discount and bad debts at June 30, 2006 or December 31, 2005 as all trade receivables were sold in connection with the divestiture of TRISENOX to Cephalon.

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

Value Added Tax Receivable

Our European subsidiary is subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $9.6 million and $8.9 million as of June 30, 2006 and December 31, 2005, respectively, of which $9.0 million and $8.3 million is included in other assets as of June 30, 2006 and December 31, 2005, respectively and $0.6 million is included in prepaid expenses and other current assets as of both dates. This receivable balance typically has a three to five year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of June 30, 2006 and 2005, options, warrants, unvested share awards and rights and convertible debt aggregating 47,160,622 and 24,110,916, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

Derivatives Embedded in Certain Debt Securities

We evaluate financial instruments for freestanding or embedded derivatives in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, and related guidance. Derivative instruments are recorded at fair value with changes in value recognized in the period of change.

Our 6.75% convertible senior notes, or 6.75% notes, and our 7.5% convertible senior notes, or 7.5% notes, contain certain features providing for payments in cash or common stock to be made in the event of certain conversions or repurchases of the debt. In the event of any conversion of our 6.75% notes to common stock, the feature calls for make-whole payments equal to the interest on the debt over its term less any amounts paid prior to the date of the conversion. Our 7.5% notes include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control (see Note 4, Convertible Senior Notes). This payment is equal to $225 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of conversion or repurchase.

These make-whole features represent embedded derivatives which are required to be accounted for separately from the related debt securities. The fair value of the derivative for the 6.75% notes is calculated based on a discounted cash flow model. The fair value of the derivative related to the 7.5% notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. Changes in the estimated fair value of the liabilities are included in gain on derivative liabilities and will be calculated until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation Number, or FIN, 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation will require that we recognize the effect of a tax position in our financial statements, if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We are currently evaluating the impact that FIN 48 will have on our consolidated financial statements.

2.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and our former interest rate swap agreement which was designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $20.7 million and $38.5 million for the three month periods ended June 30, 2006 and 2005, respectively. Total comprehensive loss was $73.6 million and $78.7 million for the six month periods ended June 30, 2006 and 2005, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	June 30, 2006	December 31, 2005
Foreign currency translation adjustment	$(1,094)	$(1,663)
Net unrealized loss on securities available-for-sale	(6)	(20)

Accumulated other comprehensive loss	$(1,100)	$(1,683)

3.	Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, share awards, and employee stock purchases related to the Employee Stock Purchase Plan, or employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $1.2 million, which consisted of $0.7 million of stock-based compensation expense related to employee stock options and employee stock purchases and $0.5 million of stock-based compensation expense related to share awards. Stock-based compensation expense recognized for the six months ended June 30, 2006 was $2.5 million, which consisted of $1.6 million related to employee stock options and employee stock purchases and $0.9 million related to share awards. Stock-based compensation expense recognized for share awards was $0.9 million and $1.7 million during the three and six months ended June 30, 2005, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended June 30, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards granted after January 1, 2006. Expense is recognized using the graded-vesting multiple-option method for options granted prior to January 1, 2006. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards under SFAS 123(R) for the three and six months ended June 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$508	$1,079
Selling, general and administrative	697	1,423

Stock-based compensation expense included in operating expenses	$1,205	$2,502

Stock-based compensation had a $1.2 million and $2.5 million effect on our net loss for the three and six months ended June 30, 2006, respectively, no effect on cash flows from operations or financing activities and had a $(0.01) and $(0.03) effect on basic and diluted net loss per share for the three and six month periods ending June 30, 2006, respectively.

The weighted average fair value of employee stock options granted in the three months ended June 30, 2006 and 2005 was $0.77 and $1.91, respectively. The weighted average fair value of employee stock options granted in the six months ended June 30, 2006 and 2005 was $0.99 and $4.44, respectively. This does not take into account the fair value of 180,000 contingent stock options granted in June 2006 which will vest upon the achievement of certain performance goals.

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 if we had recognized compensation expense for all share-based payments to employees based on their fair values (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(36,175)	$(75,307)
Add: Stock-based employee compensation included in reported net loss	901	1,692
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,099)	(4,128)

Pro forma net loss	$(37,373)	$(77,743)

Basic and diluted net loss per share:
As reported	$(0.57)	$(1.19)
Pro forma	$(0.59)	$(1.23)

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rates	5.1%	3.8%	4.9%	3.9%
Expected dividend yield	None	None	None	None
Expected life (in years)	2.7	4.1	3.2	4.1
Volatility	74%	97%	74%	97%

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

Stock Option Plans

During 2003, shareholders approved the 2003 Equity Incentive Plan, or 2003 Plan, which replaced the 1994 Equity Incentive Plan, or 1994 Plan. The 1994 Plan has since been terminated, except with respect to outstanding awards previously granted thereunder. The 2003 Plan provides for (a) the grant of nonqualified and/or incentive stock options, stock appreciation rights and share awards, (b) annual, automatic, non-discretionary grants of non-qualified stock options and share awards to non-employee members of our board of directors and (c) the award of stock-based performance bonuses. There are 6,443,289 shares authorized under the 2003 Plan including the authorization for issuance of an additional 5,000,000 shares of common stock as set forth in an August 2004 amendment to the 2003 Plan approved by our shareholders at our 2004 Annual Meeting of Shareholders and 293,289 shares which had been reserved but not granted under the 1994 Plan.

The Novuspharma S.p.A. Stock Option Plan, or 2004 Plan, authorized 350,000 shares and provides for the grant of nonqualified and/or incentive stock options and share awards to employees, consultants and directors in Italy.

The Plans are administered by the Compensation Committee of the Board of Directors which has the discretion to determine which employees, consultants and directors shall be granted options. The options are typically exercisable ratably over a four-year period commencing one year from the date of grant, and expire not more than 10 years from the date of grant. As of June 30, 2006, approximately 454,000 shares of common stock were available for future grants.

The following table summarizes stock option activity for all of stock option plans during the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2005	6,115,000	$10.95
Granted	721,000	$1.73
Exercised	—	$—
Forfeited	(160,000)	$5.83
Expired	(377,000)	$13.78

Outstanding June 30, 2006	6,299,000	$9.86	7.1	$9

Vested or expected to vest at June 30, 2006	5,776,000	$10.44	7.2	$—
Exercisable at June 30, 2006	4,071,000	$13.34	6.4	$—

A summary of the status of nonvested share awards as of June 30, 2006 and changes during the period then ended, is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	1,608,000	$4.92
Granted	76,000	$1.76
Vested	(372,000)	$3.90
Forfeited	(61,000)	$2.91

Nonvested at June 30, 2006	1,251,000	$5.13

The total fair value of share awards vested during the six months ended June 30, 2006 was $609,000.

As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options and share awards amounted to $2.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.0 years. This amount does not include unrecognized compensation cost related to 650,000 shares of contingent share awards granted during 2005 and 180,000 contingent stock options granted in June 2006 which will vest upon the achievement of certain performance goals.

4.	Convertible Senior Notes

6.75% Convertible Senior Notes

As of June 30, 2006, $71.6 million of our 6.75% notes due 2010 had been converted into 27.3 million shares of common stock, resulting in cumulative make-whole interest payments of $23.9 million which was paid in cash. In addition, certain holders of the notes exercised their right to redeem up to 30% aggregate principal of their notes, and on April 30, 2006, we redeemed approximately $2.7 million in aggregate principal of these notes. Subsequent to this date the mandatory redemption right expired and the remaining cash which we held in escrow to fund the potential redemptions was returned to us. As of June 30, 2006, we had $7.7 million principal amount of 6.75% notes outstanding.

The interest make-whole provision of the 6.75% convertible senior notes due 2010 represents an embedded derivative which is required to be accounted for separate from the underlying 6.75% senior notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $0.6 million and $3.9 million for the three and six months ended June 30, 2006, respectively, primarily in connection with the note conversions. The estimated fair value of the derivative liability was $0.3 million at June 30, 2006 and was recorded in 6.75% convertible senior notes. The change in the estimated fair value for the three and six months ended June 30, 2006 of $0.6 million and $4.0 million, respectively, is recorded as gain on derivative liabilities.

7.5% Convertible Senior Notes

In April 2006, we issued approximately $66.3 million aggregate principal amount of our 7.5% notes, approximately $33.2 million of which was issued in a registered offering for cash with net proceeds of approximately $31.2 million, after deducting expenses and the initial purchasers discounts and commissions. Approximately $33.2 million was issued in a private exchange for approximately $39.5 million aggregate principal amount of our 5.75% convertible senior subordinated notes and approximately $1.2 million aggregate principal amount of our 5.75% convertible subordinated notes. We recognized a net gain of $8.0 million on the early extinguishment and exchange of these notes which is based on the carrying value of the exchanged notes less the fair value of the new notes, net of issuance costs of $0.4 million and accrued interest of $0.9 million attributable to the exchanged notes. We recorded issuance costs related to 7.5% notes of approximately $2.0 million which are recorded in other assets and are being amortized to interest expense using the effective interest method over the five-year life of the notes.

The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at an initial conversion rate of 478.519 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $2.09 per share. On or after April 30, 2009, we have the option to redeem all of the notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest up to but not including the redemption date. Subject to certain conditions, the notes will automatically convert if, at any time after June 26, 2006 and prior to maturity, the closing price per share of our common stock has exceeded 125% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. In addition, upon certain non-stock changes in control, the holder can require us to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date. Upon any automatic conversion of the notes, or if the holder exercises their right to require us to repurchase notes in connection with a non-stock change of control, we will pay the holder of the notes a make-whole interest payment equal to $225 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date.

In May 2006, approximately $7.4 million of the 7.5% notes were converted into 3.5 million shares. In connection with the conversions, we made an interest make-whole payment of $1.7 million as a one-time concession which is included in make-whole interest expense. As of June 30, 2006, we had $58.9 million principal amount of 7.5% notes outstanding.

The interest make-whole provision, included in the note indenture and described above, represents an embedded derivative which is required to be accounted for separate from the underlying 7.5% notes. At the issuance of the 7.5% notes, the interest make-whole feature was estimated to have a fair value of approximately $3.7 million and the initial recorded value of the 7.5% notes was reduced by this allocation. The resulting discount to the notes will be accreted over the life of the notes as additional interest expense using the effective interest method, of which $0.5 million was recorded for the three and six months ended June 30, 2006. The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the three and six months ended June 30, 2006 was $2.1 million and included in gain on derivative liabilities. At June 30, 2006, the fair value of the derivative was $1.6 million and was recorded in 7.5% convertible senior notes.

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

We determined that the conversion feature in the notes did not result in a beneficial conversion feature based on the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

5.	Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe and terminated our aircraft lease. In conjunction with our workforce reduction we vacated a portion of our laboratory and office facilities and recorded an excess facility charge.

The following table summarizes the changes in the liability for restructuring activities during six months ended June 30, 2006 (in thousands):

	Excess Facilities Charges	Employee Separation Costs
Balance at December 31, 2005	$6,334	$1,925
Adjustments	338	—
Payments	(1,729)	(1,925)

Balance at June 30, 2006	$4,943	$—

Excess Facilities Charges

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded restructuring charges in 2005 when we ceased using this space. The liability is calculated as the present value of total lease commitments, net of estimated sublease income. The additional charges for the six months ended June 30, 2006 were due to changes in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges. As of June 30, 2006, approximately $2.4 million of the liability for restructuring activities is included in current portion of long-term obligations and approximately $2.5 million is included in other long-term obligations, less current portion.

6.	Equity Financing Agreement

On June 21, 2006, we entered into a Step-Up Equity Financing Agreement with Société Générale. Subject to certain conditions, the agreement allows us to issue to Société Générale shares of our common stock in a series of tranches over a period of 24 months. The agreement allows us to initially issue up to €45 million worth of our common stock based on a pre-determined formula and gives us the right to increase the total amount of all issuances to up to €60 million worth of our common stock. Any issuance of our common stock pursuant to this agreement is at our election and we are not required to issue any common stock.

Société Générale’s obligation to purchase shares upon request by CTI is subject to certain conditions, including approvals from Italian regulatory authorities. If this approval is not obtained or otherwise deemed not required by September 30, 2006, the agreement will terminate as of this date. As of June 30, 2006, there have not been any shares of common stock issued under this agreement.

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

As of June 30, 2006 and December 31, 2005, we had paclitaxel supply of $1.7 million and $2.3 million, respectively, which is included in prepaid expenses and other current assets. The amount as of June 30, 2006 includes approximately $0.1 million in supply due from NPI. These costs have been capitalized since there is a ready market for this active pharmaceutical ingredient.

8.	Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against CTI in the federal district court for the Western District in the State of Washington, asserting that Cell Therapeutics Europe S.r.l., or CTI-Europe, formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule. The claims alleged that CTI-Europe failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, CTI answered the complaint, denying the substance of the allegations and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information including preclinical trial tests which were determined to be invalid. On May 3, 2006, CTI and Micromet entered into a settlement and release regarding this lawsuit pursuant to which CTI paid Micromet approximately $1.9 million in cash and the lawsuit was dismissed with prejudice.

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, James Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a Consolidated and Amended Class Action Complaint against CTI, James Bianco and Jack Singer. The Consolidated and Amended Complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 7, 2005, or the Class Period. Plaintiffs alleged that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. On January 6, 2006, CTI filed a motion to dismiss this class action complaint. On May 4, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. On June 8, 2006 the Court entered a dismissal of this lawsuit with prejudice.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. The case now resides in the United States District Court for the Western District of Washington. On December 7, 2005, plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which plaintiffs responded on March 10, 2006. Defendants filed a reply brief on April 10, 2006. On June 22, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. The period of time for the plaintiffs to amend the complaint has tolled. On July 31, 2006 defendants filed a motion to dismiss this lawsuit with prejudice for the failure of the plaintiffs to amend the complaint. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

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

We have not recorded a reserve for any of the above matters as of June 30, 2006.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 1 of this Form 10-Q. The following discussion contains forward-looking statements which involve risks and uncertainties. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K/A, particularly in “Factors Affecting Our Operating Results and Financial Condition, that could cause actual results, levels of activity, performance or achievement to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer.

We are developing XYOTAX, paclitaxel poliglumex, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. Our STELLAR 2, 3, and 4, phase III clinical studies for XYOTAX did not meet their primary endpoints of superior overall survival. However, we believe a pooled analysis of STELLAR 3 and 4 demonstrates a statistically significant survival advantage among women receiving XYOTAX when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of XYOTAX and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR first-line trials. We believe the lack of safe and effective treatments for women with advanced first-line NSCLC who are performance status 2, or PS2, represents an unmet medical need. In December, 2005, we initiated an additional study, known as the PIONEER, or PGT305, study, for XYOTAX as first-line monotherapy in PS2 women with NSCLC. In February 2006, the U.S. Food and Drug Administration, or FDA, confirmed that XYOTAX qualifies for fast track designation for the treatment of PS2 women with first-line advanced NSCLC. In a meeting with the FDA in the first half of 2006, we agreed on a new drug application, or NDA, submission route for XYOTAX for women with advanced NSCLC who are PS2. The FDA agreed to review an NDA submission based on interim results of the PIONEER trial with the results of the STELLAR 3 and 4 trials to support the filing. Based on this feedback, if the PIONEER trial meets its pre-specified interim endpoint, CTI plans to submit an NDA in the first half of 2007 and would request a priority (six month) review based on the fast track designation, instead of the standard (ten month) review as previously planned. We may be unable to submit an NDA as discussed if the PIONEER trial does not meet its pre-specified interim endpoint. Based on discussions with Scientific Advice Working Party, or SAWP, of the European Medicines Agency, or EMEA, we plan to submit a marketing authorization application, or MAA, in Europe based on a non inferior survival and improved side effect profile. The discussions with the SAWP focused on using the STELLAR 4 study as primary evidence of non-inferiority and the STELLAR 3 study as supportive.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. An interim analysis of our ongoing phase III study of pixantrone was performed by the independent Data Monitoring Committee in the third quarter of 2006. Based on their review, the study will continue. Another interim analysis of the study will be performed on approximately 100 patients and is targeted for the first half of 2007.

We also are developing CT-2106, polyglutamate camptothecin, which is in the phase II component of a phase I/II trial in combination with 5FU/LV for the treatment of colorectal cancer relapsing following FOLFOX therapy and in a phase II trial in ovarian cancer.

As of June 30, 2006, we had incurred aggregate net losses of approximately $899.5 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

Critical Accounting Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting estimates are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

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

Our 6.75% convertible senior notes, or 6.75% notes, and our 7.5% convertible senior notes, or 7.5% notes, contain certain features providing for payments in cash or common stock to be made in the event of certain conversions or repurchases of the debt. In the event of any conversion of our 6.75% notes to common stock, the feature calls for make-whole payments equal to the interest on the debt over its term less any amounts paid prior to the date of the conversion. Our 7.5% notes include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. This payment is equal to $225 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of conversion or repurchase.

These make-whole features represent embedded derivatives which are required to be accounted for separately from the related debt securities. The fair value of the derivative for the 6.75% notes is calculated based on a discounted cash flow model. The fair value of the derivative related to the 7.5% notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. Changes in the estimated fair value of the liabilities are included in gain on derivative liabilities and will be required until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, share awards, and employee stock purchases related to the Employee Stock Purchase Plan, or employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

As a result of adopting SFAS 123(R), our net loss was $2.5 million higher and our basic and diluted net loss per share was $0.03 higher than if we had continued to account for share-based compensation under APB No. 25 for the six months ended June 30, 2006.

As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options and share awards amounted to $2.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.0 years. This amount does not include unrecognized compensation cost related to 650,000 shares of contingent share awards granted during 2005 and 180,000 contingent stock options granted in June 2006 which will vest upon the achievement of certain performance goals.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005.

Product sales. TRISENOX was, prior to its divestiture to Cephalon in July 2005, our commercial product approved by the FDA, EMEA, and the Japanese Ministry of Health, or JMH, to treat patients with relapsed or refractory acute promyelocytic leukemia, or APL. As a result of the divestiture, there were no product sales for the three months ended June 30, 2006. We recorded net product sales of approximately $7.4 million for TRISENOX for the three months ended June 30, 2005.

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

License and contract revenue for the three months ended June 30, 2006 represents recognition of revenue deferred from the sale of Lisofylline material to Diakine. For the three month period ended June 30, 2005, we recognized approximately $0.1 million of license and contract revenue primarily relating to the amortization of the initial payments from Chugai.

Cost of product sold. There was no cost of product sold for the three months ended June 30, 2006 due to the divestiture of TRISENOX to Cephalon on July 18, 2005. The cost of product sold during the three months ended June 30, 2005 was approximately $0.2 million. Cost of product sold consisted primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Compounds under development:
XYOTAX	$5,490	$6,245
Pixantrone	2,575	1,739
TRISENOX	—	1,455
Other compounds	526	497
Operating expenses	6,707	8,486
Discovery research	394	1,757

Total research and development expenses	$15,692	$20,179

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $179.3 million, $29.1 million and $19.1 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI-Europe, in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $15.7 million for the three months ended June 30, 2006, from approximately $20.2 million for the three months ended June 30, 2005. Costs for our XYOTAX program decreased primarily due to a $1.7 million write-down of our paclitaxel supply to its estimated fair value in the second quarter of 2005 and a decrease related to our STELLAR phase III trials which were winding down during the three months ended June 30, 2005. These costs were partially offset by an increase in clinical trial costs for our PIONEER study which was initiated in the fourth quarter of 2005 as well as an increase in manufacturing costs. Pixantrone costs increased due to an increase in clinical trial expenses, attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. We reported XYOTAX STELLAR 3 clinical trial results in March 2005 and STELLAR 2 and 4 results in May 2005, all of which missed their primary endpoints of superior overall survival. We are targeting submission of an NDA for XYOTAX in the first half of 2007, depending on the duration of the review cycle, timing, and assuming positive results of the interim analysis of the PIONEER trial, with a U.S. XYOTAX approval targeted in late 2007 and launch shortly thereafter. Approval in the EU would be targeted approximately 15 months following the submission of an MAA, which is planned for the first half of 2007.

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $8.3 million for the three months ended June 30, 2006, from approximately $17.6 million for the three months ended June 30, 2005. This decrease is primarily attributed to a $6.4 million decrease in our sales and marketing expenses related to reduced commercialization efforts and headcount due to the divestiture of TRISENOX to Cephalon in the third quarter of 2005, a $1.8 million decrease in operating expenses primarily related to decreased compensation and benefits, occupancy and other expenses resulting from a reduction in headcount, and a $1.3 million decrease in corporate development expenses primarily due to a decrease in aircraft operating costs resulting from the termination of our aircraft operating lease in the fourth quarter of 2005. These decreases were offset by a $0.2 million increase in stock-based compensation expense primarily related to the implementation of SFAS 123(R). Corporate development expenses include certain legal expenses, business development activities, corporate sponsorships and charitable contributions, costs related to operating our aircraft, and our corporate communications programs.

We expect selling, general and administrative expenses to continue to decrease in 2006 as compared to 2005 due to the divestiture of TRISENOX to Cephalon as well as the termination of our aircraft lease in 2005. In the event that we are able to move forward with the commercialization of XYOTAX, our sales and marketing expenses would then increase.

Amortization of purchased intangibles. Amortization for the three months ended June 30, 2006 decreased slightly as compared to the three months ended June 30, 2005, due to a write-down of our assembled workforce asset in December 2005.

Restructuring charges and related asset impairments. In 2005, we announced plans to reduce our workforce through selected layoffs of employees as part of our cost savings initiative in an effort to reduce costs and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. In conjunction with our workforce reduction, we vacated a portion of our laboratory and office facilities. Restructuring activities and asset impairments for the three months ended June 30, 2006 primarily relate to adjustments due to a change in our estimate of the timing and amount of cash flows related to our excess facilities as well as adjustments due to the passage of time. Restructuring activities and asset impairments for the three months ended June 30, 2005 included $1.5 million due to a significant reduction in workforce and $0.5 million in write-downs of tangible assets resulting from this workforce reduction.

Investment and other income. Investment and other income for the quarter ended June 30, 2006 and 2005 was approximately $0.7 million and $0.4 million, respectively. This increase is due to higher prevailing interest rates on our investments during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.

Interest expense. Interest expense increased to approximately $4.7 million for the three months ended June 30, 2006 from approximately $4.0 million for the three months ended June 30, 2005. This increase is due to $1.1 million in accretion of the debt discount on our 6.75% and 7.5% notes, interest expense of $0.9 million related to these notes and $0.9 million in accelerated amortization of debt issuance costs primarily due to conversions of these notes. These increases were partially offset by a decrease of $1.3 million related to our royalty interest financing agreement entered into with PharmaBio in December 2004 and terminated in July 2005 in connection with the divestiture of TRISENOX and a decrease of $0.8 million in interest expense on our 4.0% senior subordinated and 5.75% subordinated and senior subordinated notes due to the retirement and exchange of a portion of these notes in the fourth quarter of 2005 and first half of 2006.

Foreign exchange gain. The increase in exchange gain for the three months ended June 30, 2006 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $4.4 million is related to payments made upon the conversion of $8.9 million of our 6.75% notes and $7.4 million of our 7.5% notes during the three months ended June 30, 2006.

Gain on derivative liabilities. The gain on the derivative liabilities of $2.7 million for the three months ended June 30, 2006 represents the change in the estimated fair value of our derivative liabilities related to the interest make-whole provisions on our 6.75% and 7.5% notes of $0.6 million and $2.1 million, respectively.

Gain on exchange of convertible notes. We recorded a gain of $8.0 million due to the extinguishment of approximately $40.7 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately $33.2 million aggregate principal amount of our 7.5% notes. The gain is net of accrued interest of $0.9 million and issuance costs of $0.4 million attributable to the exchanged notes.

Six months ended June 30, 2006 and 2005.

Product sales. As a result of the divestiture of Trisenox to Cephalon, there were no product sales for the six months ended June 30, 2006. We recorded net product sales of approximately $13.4 million for TRISENOX for the six months ended June 30, 2005.

License and contract revenue. License and contract revenue for the six months ended June 30, 2006 represents recognition of revenue deferred from the sale of Lisofylline material to Diakine. For the six month period ended

June 30, 2005, we recognized approximately $0.2 million of license and contract revenue primarily relating to the amortization of the initial payments from Chugai.

Cost of product sold. There was no cost of product sold for the six months ended June 30, 2006 due to the divestiture of TRISENOX to Cephalon on July 18, 2005. The cost of product sold during the six months ended June 30, 2005 was approximately $0.5 million. Cost of product sold consisted primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Compounds under development:
XYOTAX	$11,584	$12,073
Pixantrone	5,619	3,165
TRISENOX	—	3,539
Other compounds	1,006	1,116
Operating expenses	12,710	17,955
Discovery research	788	4,394

Total research and development expenses	$31,707	$42,242

Research and development expenses decreased to approximately $31.7 million for the six months ended June 30, 2006, from approximately $42.2 million for the six months ended June 30, 2005. Costs for our XYOTAX program decreased primarily due to a $1.7 million write-down of our paclitaxel supply to its estimated fair value in the second quarter of 2005 and other decreases in manufacturing costs offset by an increase in clinical activity in 2006 primarily related to the initiation of our PIONEER trial in the fourth quarter of 2005. Pixantrone costs increased due to an increase in clinical trial expenses, attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $18.4 million for the six months ended June 30, 2006, from approximately $37.0 million for the six months ended June 30, 2005. This decrease is primarily attributed to a $13.3 million decrease in our sales and marketing expenses related to reduced commercialization efforts and headcount due to the divestiture of TRISENOX to Cephalon in the third quarter of 2005, a $3.1 million decrease in operating expenses primarily related to decreased compensation and benefit, occupancy and other expenses resulting from a reduction in headcount, and a $2.6 million decrease in corporate development expenses, primarily due to a decrease in aircraft operating costs resulting from the termination of our aircraft operating lease in the fourth quarter of 2005, and. These decreases were offset by a $0.4 million increase in stock-based compensation expense primarily related to the implementation of SFAS 123(R).

Amortization of purchased intangibles. Amortization for the six months ended June 30, 2006 decreased to approximately $0.4 million from approximately $0.5 million for the six months ended June 30, 2005, due to a write-down of our assembled workforce asset in December 2005.

Restructuring charges and related asset impairments. Restructuring activities and asset impairments for the six months ended June 30, 2006 primarily relate to adjustments due to a change in our estimate of the timing and amount of cash flows related to our excess facilities as well as adjustments due to the passage of time. Restructuring activities and asset impairments for the six months ended June 30, 2005 included $1.5 million due to a significant reduction in workforce and $0.5 million in write-downs of tangible assets resulting from this workforce reduction.

Investment and other income. Investment and other income for the six months ended June 30, 2006 and 2005 was approximately $1.2 million and $0.9 million, respectively. This increase is due to higher prevailing interest rates on our investments during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Interest expense. Interest expense increased to approximately $13.3 million for the six months ended June 30, 2006 from approximately $7.9 million for the six months ended June 30, 2005. This increase is due to $4.5 million in accretion of the debt discount on our 6.75% and 7.5% notes, accelerated amortization of debt issuance costs of $4.3 million primarily related to conversions of these notes, and interest expense of $0.7 million related to our 7.5% notes. These increases were offset by a decrease of $2.5 million related to our royalty interest financing agreement entered into with PharmaBio in December 2004 and terminated in July 2005 in connection with the divestiture of TRISENOX and a decrease of $1.5 million in interest expense for our convertible notes due to the retirement, exchange or conversion of a portion of these notes in the fourth quarter of 2005 and first half of 2006.

Foreign exchange gain. The increase in exchange gain for the six months ended June 30, 2006 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $24.5 million is related to payments made upon the conversion of $68.6 million of our 6.75% notes and $7.4 million of our 7.5% notes during the six months ended June 30, 2006.

Gain on derivative liabilities. The gain on the derivative liabilities of $6.1 million for the six months ended June 30, 2006 represents the change in the estimated fair value of our derivative liabilities related to the interest make-whole provisions on our 6.75% and 7.5% notes of $4.0 million and $2.1 million, respectively.

Gain on exchange of convertible notes. We recorded a gain of $8.0 million due to the extinguishment of approximately $40.7 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately $33.2 million aggregate principal amount of our 7.5% notes. The gain is net of accrued interest of $0.9 million and issuance costs of $0.4 million attributable to the exchanged notes.

Settlement expense. Settlement expense for the six months ended June 30, 2006 relates to the amount paid under the settlement of our dispute with Micromet AG in April 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had approximately $48.2 million in cash and cash equivalents, restricted cash, securities available-for-sale and interest receivable.

Net cash used in operating activities increased to approximately $73.8 million during the six months ended June 30, 2006, compared to approximately $73.0 million for the same period during 2005 primarily due to an increase in our net loss. For the six months ended June 30, 2006, our net loss included $24.5 million in make-whole interest payments related to conversions of our 6.75% and 7.5% notes.

Net cash provided by investing activities totaled approximately $1.7 million during the six months ended June 30, 2006, compared to net cash used of approximately $3.3 million for the same period during 2005. Net cash provided by or used in investing activities for the two periods was primarily due to proceeds from sales and maturities of securities available-for-sale and sales of property and equipment, offset by purchases of securities available-for-sale and property and equipment.

Net cash provided by financing activities totaled approximately $53.2 million during the six months ended June 30, 2006, compared to net cash used in financing activities of approximately $0.5 million for the same period during 2005. The cash provided by financing activities for the six months ended June 30, 2006 was primarily due to net proceeds received from the issuance of our 7.5% notes as well as restricted cash related to the issuance of our 6.75%

convertible senior notes that was released from escrow upon conversion of a portion of these notes. Cash used in investing activities for the six months ended June 30, 2005 primarily relates to the repayment of long-term obligations.

We expect to generate losses from operations for at least the next several years due to research and development costs for XYOTAX, pixantrone and CT-2106.

The financial statements have been prepared on a basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business. We expect that our existing cash, cash equivalents, securities available-for-sale and interest receivable will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects for research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures related to certain research and development and general and administrative activities including compensation and benefits, corporate costs and clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

Periodically, we may receive certain grants and subsidized loans from the Italian government and the EU through CTI-Europe. However, to date such grants have not been significant and we may not receive such funding because the grants and subsidies are awarded at the discretion of the relevant authorities. In addition, our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	success in acquiring or divesting products, technologies or businesses;

•	progress in and scope of our research and development activities; and

•	competitive market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies or sell or license our products to others. We will require additional financing and such financing may not be available when needed or, if available, we may not be able to obtain it on terms favorable to us or to our shareholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result.

The following table includes information relating to our contractual obligations as of June 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes (1)	$58,937	$—	$—	$58,937	$—
6.75% Convertible senior notes (2)	7,700	—	—	7,700	—
5.75% Convertible senior subordinated notes (3)	27,407	—	27,407	—	—
4.0% Convertible senior subordinated notes (4)	55,150	—	—	55,150	—
5.75% Convertible subordinated notes (5)	28,490	—	28,490	—	—
Interest on convertible notes (6)	38,721	10,360	17,372	10,989	—
Operating leases:
Facilities	29,453	8,383	9,352	7,582	4,136
Long term obligations (7)	2,675	238	767	939	731

	$248,533	$18,981	$83,388	$141,297	$4,867

(1)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 478.519 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.09 per share.

(2)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.63 per share.

(3)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $10.00 per share.

(4)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $13.50 per share.

(5)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $34.00 per share.

(6)	As of June 30, 2006, we have made $25.6 million in cumulative make-whole interest payments related to the early conversions of $71.6 million of our 6.75% convertible senior notes and $7.4 million of our 7.5% convertible senior notes.

(7)	Long-term debt does not include $4.9 million related to excess facilities charges and $1.1 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employees’ separation from the Company.

The remaining amount of milestone payments we may be required to pay pursuant to the amended agreement with PG-TXL Company L.P. is $14.9 million, $3.4 million of which may be triggered in 2007 if we are successful with our current plans for registrations with the FDA and EMEA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at June 30, 2006 and December 31, 2005 was $17.2 million and $18.9 million, respectively. A one percent change in interest rates would not significantly impact the fair value of our securities available-for-sale as of June 30, 2006 and December 31, 2005, respectively.

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

We have foreign exchange risk related to foreign-denominated cash, restricted cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at June 30, 2006 of $3.6 million, an assumed 5%, 10% and 20% negative currency exchange movement would result in fair value declines of $0.2 million, $0.4 million and $0.7 million.

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

Other Financial Information

With respect to the unaudited condensed consolidated financial statements of Cell Therapeutics, Inc. for the six-month period ended June 30, 2006, included herein, Stonefield Josephson, Inc. (“Stonefield Josephson”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 8, 2006 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Stonefield Josephson has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Stonefield Josephson is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by Stonefield Josephson within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Cell Therapeutics, Inc. as of June 30, 2006, and the related condensed consolidated statements of operations for the six months ended June 30, 2006 and condensed consolidated statements of cash flows for the six months ended June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Los Angeles, Ca
August 8, 2006

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against CTI in the federal district court for the Western District in the State of Washington, asserting that CTI-Europe, formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule. The claims alleged that CTI-Europe failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, CTI answered the complaint, denying the substance of the allegations and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information including preclinical trial tests which were determined to be invalid. On May 3, 2006, CTI and Micromet entered into a settlement and release regarding this lawsuit pursuant to which CTI paid Micromet approximately $1.9 million in cash and the lawsuit was dismissed with prejudice.

Beginning in March 2005, a number of purported shareholder class actions, alleging violations of federal securities laws, were filed against CTI, James Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a Consolidated and Amended Class Action Complaint against CTI, James Bianco and Jack Singer. The Consolidated and Amended Complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 7, 2005, or the Class Period. Plaintiffs alleged that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. On January 6, 2006, CTI filed a motion to dismiss this class action complaint. On May 4, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. On June 8, 2006 the Court entered a dismissal of this lawsuit with prejudice.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. The case now resides in the United States District Court for the Western District of Washington. On December 7, 2005, plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which plaintiffs responded on March 10, 2006. Defendants filed a reply brief on April 10, 2006. On June 22, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. The period of time for the plaintiffs to amend the complaint has tolled. On July 31, 2006 defendants filed a motion to dismiss this lawsuit with prejudice for the failure of the plaintiffs to amend the complaint. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

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

We have not recorded a reserve for any of the above matters as of June 30, 2006.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 1A.	Risk Factors

Factors Affecting Our Operating Results and Financial Condition

We expect to continue to incur net losses, and we might never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2006, we had an accumulated deficit of approximately $899.5 million. We are pursuing regulatory approval for XYOTAX and will need to conduct research, development, testing and regulatory compliance activities expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

We expect that our existing cash and cash equivalents, securities available for sale and interest receivable will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds. We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. In particular, we will need to raise additional funds to complete the PIONEER trial.

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

We may be unable to obtain a quorum for our meeting of shareholders and therefore unable to take certain corporate actions.

Our bylaws require that a quorum, consisting of a majority of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. A quorum was not present at our annual meeting of shareholders held on June 23, 2006. The annual meeting was therefore adjourned to allow our shareholders more time to return their proxies. If we are unable to obtain a quorum, we may be unable to take corporate actions which require the prior approval of our shareholders, including but not limited to actions such as increasing the authorized number of shares of our common stock, increasing the number of incentive options available for issuance, mergers and other matters. The failure to obtain the prior approval of our shareholders for any of these corporate actions could have a material adverse effect on the Company.

We may not receive the regulatory approvals required for us to raise funds using the Step-Up Equity Financing Agreement.

In June 2006 we announced that we had entered into a Step-Up Equity Financing Agreement with Société Générale, pursuant to which we had the option, subject to the satisfaction of certain conditions, to issue shares of our common stock to Société Générale. Société Générale would then resell such shares on the Italian stock market. One of the conditions that must be satisfied before we may issue shares pursuant to this agreement is that Société Générale and ourselves shall have received certain approvals from Italian regulatory authorities, or otherwise deemed such approvals not required. We have not received such approvals or made such a determination, and there is no guarantee that we will receive such approval or make such a determination. We will not be able to raise funds by issuing shares to Société Générale pursuant to this agreement if we are unable to receive such approval or make such a determination, and we may be unable to raise necessary funds from other sources.

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

Based on discussions with the EMEA Scientific Advice Working Party, we plan to submit an MAA in Europe based on results of the STELLAR trials, specifically the STELLAR 4 trial, however a successful regulatory outcome from the EMEA is not assured as the EMEA’s final opinion can not be predicted until they have had the opportunity to complete a thorough review of the clinical data that will be presented in the MAA.

We are subject to extensive government regulation.

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other states and countries. Failure to comply with regulatory requirements could result in various adverse consequences, including possible delay in approval or refusal to approve a product, withdrawal of approved products from the market, product seizures, injunctions, monetary penalties, or criminal prosecution.

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

Our stock is traded on the MTAX market and we are required to also comply with the rules and regulations of CONSOB and Borsa Italiana, which collectively regulate companies listed on Italy’s public markets. Conducting our operations in a manner that complies with all applicable laws and rules requires us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all regulatory regimes.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended June 30, 2006, our stock price ranged from a low of $1.31 to a high of $3.49. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	the issuance of additional debt, equity or other securities;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	changes in health care policies and practices;

•	economic and other external factors; and

•	general market conditions.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We convened our annual meeting of shareholders on June 23, 2006. At the annual meeting, our shareholders were asked to take action of the following proposals:

(1)	elect two Class III directors to serve until the 2009 Annual Meeting and to elect one Class I director to serve until the 2007 Annual Meeting;

(2)	approve an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 350,000,000, including amending and restating our articles of incorporation;

(3)	approve an amendment to our 1996 Employee Stock Purchase Plan to extend the term of such plan from 10 years from the date of the approval of such plan by our shareholders, or April 29, 2006, to 20 years from the date of approval of such plan by our shareholders, or April 29, 2016;

(4)	approve an amendment to our 2003 Equity Incentive Plan previously approved by the board of directors to (a) increase the number of shares subject to the initial automatic grant of nonqualified stock options to non-employee directors upon joining the board of directors from 15,000 shares to 24,000 shares (the “Initial Grant”), (b) change the vesting of the Initial Grant from being fully vested at the date of grant to becoming vested after one year, (c) change, in part, the expiration of all option grants to non-employee directors from (i) three months following the cessation of such director’s service on the board of directors for any reason other than death or disability and (ii) one year following the cessation of such director’s service on the board by reason of death or disability to three years following the cessation of such director’s service on the board of directors in all such cases, (d) alter the formula whereby directors may convert cash compensation into shares of common stock from an option pricing model determined by the board of directors to a rate of $3 in option grant value for every $1 in cash so converted (e) increase the number of shares available for issuance under such plan by 6,000,000 shares, and (f) increase the maximum number of shares that may be issued pursuant to all awards granted to an individual in any one fiscal year under the 2003 Plan to 750,000 shares;

(5)	approve the issuance of common stock at our election in connection with the payment of interest and make-whole amounts that may become due under our 7.5% convertible senior notes due 2011; and

(6)	ratify the selection of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2006 (collectively, the “Proposals”).

Our bylaws require that a quorum, consisting of a majority of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at the annual meeting. A quorum was not present and no action was taken regarding any of the Proposals.

As permitted by Washington state law, we adjourned the annual meeting until a later date in order to give additional time for shareholders to return their proxies. We have not yet determined the date upon which the meeting will be continued. We may not be able to reach a quorum at such reconvened meeting and cannot guarantee that any of the Proposals will receive shareholder approval. Please see the discussion under “Risk Factors — We may be unable to obtain a quorum for our meeting of shareholders and therefore unable to take certain corporate actions.”

Pursuant to our bylaws, each director will continue to hold office until his or her successor has been elected. Therefore, the directors of the Company will continue to be John H. Bauer, James, A. Bianco, M.D., Vartan Gregorian, Ph.D, Mary O. Mundinger, Dr.PH, Phillip M. Nudelman, Ph.D and Jack W. Singer, M.D.

Item 6.	Exhibits

(a) Exhibits

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: August 8, 2006	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 8, 2006	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer,
Chief Accounting Officer)