Form 10-Q
period 2006-09-30
CELL THERAPEUTICS INC
filed 2006-11-09
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2006
Common Stock, no par value	144,652,751

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,128	$50,022
Restricted cash	57	25,596
Securities available-for-sale	51,329	18,858
Interest receivable	645	187
Accounts receivable, net	339	2,306
Prepaid expenses and other current assets	11,062	10,107

Total current assets	79,560	107,076
Property and equipment, net	9,013	12,278
Goodwill	17,064	17,064
Other intangibles, net	1,799	2,239
Other assets	13,550	16,783

Total assets	$120,986	$155,440

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,087	$3,370
Accrued expenses	23,113	17,558
Current portion of deferred revenue	80	80
Current portion of long-term obligations	2,701	2,880
Current portion of convertible senior notes	—	6,900

Total current liabilities	31,981	30,788
Deferred revenue, less current portion	498	558
Long-term obligations, less current portion	5,242	7,326
7.5% convertible senior notes	50,409	—
6.75% convertible senior notes	6,954	72,146
Convertible senior subordinated notes	82,557	122,079
Convertible subordinated notes	28,490	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000
Issued and outstanding shares - 137,073,731 (unaudited) and 73,421,721 at September 30, 2006 and December 31, 2005, respectively	843,600	721,544
Deferred stock-based compensation	—	(1,669)
Accumulated other comprehensive loss	(1,055)	(1,683)
Accumulated deficit	(927,690)	(825,289)

Total shareholders’ deficit	(85,145)	(107,097)

Total liabilities and shareholders’ deficit	$120,986	$155,440

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$—	$1,190	$—	$14,599
License and contract revenue	20	101	60	300

Total revenues	20	1,291	60	14,899

Operating expenses:
Cost of product sold	—	60	—	518
Research and development	14,809	13,340	46,516	55,582
Selling, general and administrative	9,032	12,500	27,452	49,475
Amortization of purchased intangibles	200	236	588	731
Restructuring charges and related asset impairments	25	5,077	367	7,049
Gain on divestiture of TRISENOX	—	(30,500)	—	(30,500)

Total operating expenses	24,066	713	74,923	82,855

Income (loss) from operations	(24,046)	578	(74,863)	(67,956)
Other income (expense):
Investment and other income	607	414	1,843	1,326
Interest expense	(3,552)	(2,955)	(16,888)	(10,842)
Foreign exchange gain (loss)	(115)	(104)	997	98
Make-whole interest expense	(213)	—	(24,753)	—
Gain (loss) on derivative liabilities	(879)	—	5,204	—
Gain on exchange of convertible notes	—	—	7,978	—
Settlement expense	—	—	(1,919)	—
Loss on extinguishment of royalty obligation	—	(6,437)	—	(6,437)

Other expense, net	(4,152)	(9,082)	(27,538)	(15,855)

Net loss	$(28,198)	$(8,504)	$(102,401)	$(83,811)

Basic and diluted net loss per share	$(0.25)	$(0.13)	$(1.00)	$(1.32)

Shares used in calculation of basic and diluted net loss per share	111,560	63,515	102,132	63,385

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(102,401)	$(83,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,850	7,426
Equity-based compensation expense	3,579	2,516
Loss on disposition of property and equipment	91	83
Amortization of investment premium	85	271
Non-cash gain on exchange of convertible notes	(7,978)	—
Non-cash gain on derivative liabilities	(5,204)	—
Non-cash interest expense	10,445	719
Asset impairments	—	2,563
Gain on divestiture of TRISENOX	—	(30,500)
Loss on extinguishment of royalty obligation	—	6,437
Non-cash rent (benefit) expense	(11)	135
Loss on sale of investment securities	—	14
Changes in operating assets and liabilities:
Restricted cash	877	—
Interest receivable	(458)	48
Accounts receivable, net	1,532	(1,855)
Inventory	—	4
Prepaid expenses and other current assets	3,182	1,443
Other assets	103	(1,029)
Accounts payable	(1,480)	(3,433)
Accrued expenses	3,084	(8,703)
Deferred revenue	(60)	1,568
Excess facilities obligations	(1,913)	4,675
Other long-term obligations	(416)	3,740

Total adjustments	10,308	(13,878)

Net cash used in operating activities	(92,093)	(97,689)

Investing activities
Net proceeds from divestiture of TRISENOX	—	67,061
Purchases of securities available-for-sale	(57,635)	(26,922)
Proceeds from maturities of securities available-for-sale	25,113	13,494
Proceeds from sales of securities available-for-sale	—	15,815
Purchases of property and equipment	(472)	(1,946)
Proceeds from sale of property and equipment	511	—

Net cash provided by (used in) investing activities	(32,483)	67,502

Financing activities
Sale of common stock, net of offering costs	37,903	—
Proceeds from issuance of 7.5% convertible senior notes, net	31,177	—
Release of restricted cash related to 6.75% convertible senior notes	24,712	—
Mandatory redemptions of 6.75% convertible senior notes	(2,655)	—
Repayment of royalty obligation	—	(39,388)
Proceeds from common stock options exercised and stock sold via the employee stock purchase plan	17	218
Repayment of long-term obligations	(122)	(1,074)

Net cash provided by (used in) financing activities	91,032	(40,244)

Effect of exchange rate changes on cash and cash equivalents	(350)	(1,917)
Net decrease in cash and cash equivalents	(33,894)	(72,348)
Cash and cash equivalents at beginning of period	50,022	105,033

Cash and cash equivalents at end of period	$16,128	$32,685

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$29,281	$7,714

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of 6.75% convertible senior notes to common stock	$69,345	$—

Conversion of 7.5% convertible senior notes to common stock	$15,902	$—

Conversion of convertible senior subordinated notes to common stock	$4	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 7.5% convertible senior notes	$39,518	$—

Extinguishment of 5.75% convertible subordinated notes in exchange for 7.5% convertible senior notes	$1,150	$—

Issuance of 7.5% convertible senior notes in exchange for 5.75% subordinated and senior subordinated notes	$33,156	$—

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2005 included in our Form 10-K/A.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Liquidity

Cash and cash equivalents, restricted cash, securities available-for-sale and interest receivable are approximately $68.2 million as of September 30, 2006, approximately $3.0 million of which was used to repurchase shares of our common stock and warrants exercisable for our common stock in October 2006 (see Note 7, Common Stock Offering). In addition we received $15.0 million of cash from an offering of our common stock in October 2006 (see Note 6, Agreements with Novartis International Pharmaceutical Ltd.) We expect that this amount will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects of research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures related to certain research and development and general and administrative activities including compensation and benefits, corporate costs and clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

Product Sales

Because we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there have been no product sales subsequent to this date. Prior to this, we recognized revenue from product sales when there was persuasive evidence that an arrangement existed, title had passed and delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. Product sales were generally recorded upon shipment net of an allowance for returns and discounts. Customers were able to return damaged or expired inventory for up to one year after the expiration date. Estimated returns were based on historical returns and sales patterns. If we were unable to reasonably estimate returns related to a particular customer or market, we deferred revenue recognition until return rights had expired. There was no allowance for returns, discount and bad debts at September 30, 2006 or December 31, 2005 as all trade receivables were sold in connection with the divestiture of TRISENOX to Cephalon.

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

Value Added Tax Receivable

Our European subsidiary is subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $9.8 million and $8.9 million as of September 30, 2006 and December 31, 2005, respectively, of which $9.2 million and $8.3 million is included in other assets as of September 30, 2006 and December 31, 2005, respectively and $0.6 million is included in prepaid expenses and other current assets as of both dates. This receivable balance typically has a three to five year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of September 30, 2006 and 2005, options, warrants, unvested share awards and rights and convertible debt aggregating 48,338,717 and 23,390,105, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

These make-whole features represent embedded derivatives which are required to be accounted for separately from the related debt securities. The fair value of the derivative for the 6.75% notes is calculated based on a discounted cash flow model. The fair value of the derivative related to the 7.5% notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. Changes in the estimated fair value of the liabilities are included in gain (loss) on derivative liabilities and will be calculated until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This Statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measure at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact that SAB 108 may have on our financial statements and do not believe the impact of the application of this guidance will be material.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. This Statement requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of SFAS 158 are effective as of the end of fiscal year 2006 and we are currently in the process of quantifying the impact to the financial statements.

2. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and our former interest rate swap agreement which was designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $28.2 million and $8.4 million for the three month periods ended September 30, 2006 and 2005, respectively. Total comprehensive loss was $101.8 million and $87.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	September 30, 2006	December 31, 2005
Foreign currency translation adjustment	$(1,069)	$(1,663)
Net unrealized gain (loss) on securities available-for-sale	14	(20)

Accumulated other comprehensive loss	$(1,055)	$(1,683)

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $1.1 million, which consisted of $0.6 million of stock-based compensation expense related to employee stock options and employee stock purchases and $0.5 million of stock-based compensation expense related to share awards. Stock-based compensation expense recognized for the nine months ended September 30, 2006 was $3.6 million, which consisted of $2.2 million related to employee stock options and employee stock purchases and $1.4 million related to share awards. Stock-based compensation expense recognized for share awards was $0.9 million and $2.6 million during the three and nine months ended September 30, 2005, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended September 30, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no employee stock-based compensation expense related to stock options had been recognized in our Condensed Consolidated Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards granted after January 1, 2006. Expense is recognized using the graded-vesting multiple-option method for options granted prior to January 1, 2006. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards under SFAS 123(R) for the three and nine months ended September 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$314	$1,393
Selling, general and administrative	763	2,186

Stock-based compensation expense included in operating expenses	$1,077	$3,579

Stock-based compensation had a $1.1 million and $3.6 million effect on our net loss and a $(0.01) and $(0.04) effect on basic and diluted net loss per share for the three and nine month periods ending September 30, 2006, respectively. There was no effect on cash flows from operations or financing activities for the periods presented. The weighted average fair value of employee stock options granted in the three months ended September 30, 2006 and 2005 was $0.89 and $1.57, respectively. The weighted average fair value of employee stock options granted in the nine months ended September 30, 2006 and 2005 was $0.89 and $3.34, respectively.

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 if we had recognized compensation expense for all share-based payments to employees based on their fair values (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(8,504)	$(83,811)
Add: Stock-based employee compensation included in reported net loss (share awards)	872	2,563
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,300)	(5,430)

Pro forma net loss	$(8,932)	$(86,678)

Basic and diluted net loss per share:
As reported	$(0.13)	$(1.32)
Pro forma	$(0.14)	$(1.37)

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	4.7%	4.0%	4.9%	4.0%
Expected dividend yield	None	None	None	None
Expected life (in years)	2.7	3.6	2.8	3.6
Volatility	74%	96%	74%	96%

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

The Plans are administered by the Compensation Committee of the Board of Directors which has the discretion to determine which employees, consultants and directors shall be granted options. The options are typically exercisable ratably over a four-year period commencing one year from the date of grant, and expire not more than 10 years from the date of grant. As of September 30, 2006, approximately 558,000 shares of common stock were available for future grants.

The following table summarizes stock option activity for all of stock option plans during the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2005	6,115,000	$10.95
Granted	905,000	$1.75
Exercised	—	$—
Forfeited	(363,000)	$4.35
Expired	(395,000)	$13.45

Outstanding September 30, 2006	6,262,000	$9.85	7.1	$76

Vested or expected to vest at September 30, 2006	5,956,826	$10.17	7.0	$74
Exercisable at September 30, 2006	4,462,784	$12.40	6.4	$48

A summary of the status of nonvested share awards as of September 30, 2006 and changes during the period then ended, is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	1,608,000	$4.92
Granted	76,000	$1.76
Vested	(518,000)	$3.56
Forfeited	(134,000)	$2.79

Nonvested at September 30, 2006	1,032,000	$5.65

The total fair value of share awards vested during the nine months ended September 30, 2006 was $884,000.

As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options and share awards amounted to $1.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.2 years. This amount does not include unrecognized compensation cost related to 525,000 shares of contingent share awards granted during 2005.

4. Convertible Senior Notes

6.75% Convertible Senior Notes

As of September 30, 2006, $72.3 million of our 6.75% notes due 2010 had been converted into 27.5 million shares of common stock, resulting in cumulative make-whole interest payments of $24.1 million which was paid in cash. In addition, certain holders of the notes exercised their right to redeem up to 30% aggregate principal of their notes, and on April 30, 2006, we redeemed approximately $2.7 million in aggregate principal of these notes. Subsequent to this date the mandatory redemption right expired and the remaining cash which we held in escrow to fund the potential redemptions was returned to us. As of September 30, 2006, we had $7.0 million principal amount of 6.75% notes outstanding.

The interest make-whole provision of the 6.75% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $0.1 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, primarily in connection with the note conversions. The estimated fair value of the derivative liability was $0.3 million at September 30, 2006 and was recorded in 6.75% convertible senior notes. The change in the estimated fair value for the three and nine months ended September 30, 2006 was a gain of $0.1 million and $4.1 million, respectively, and is recorded in gain (loss) on derivative liabilities.

7.5% Convertible Senior Notes

In April 2006, we issued approximately $66.3 million aggregate principal amount of our 7.5% notes, approximately $33.2 million of which was issued in a registered offering for cash with net proceeds of approximately $31.2 million, after deducting expenses and the initial purchaser’s discounts and commissions. Approximately $33.2 million was issued in a private exchange for approximately $39.5 million aggregate principal amount of our 5.75% convertible senior subordinated notes and approximately $1.2 million aggregate principal amount of our 5.75% convertible subordinated notes. We recognized a net gain of $8.0 million on the early extinguishment and exchange of these notes which is based on the carrying value of the exchanged notes less the fair value of the new notes, net of issuance costs of $0.4 million and accrued interest of $0.9 million attributable to the exchanged notes. We recorded issuance costs related to 7.5% notes of approximately $2.0 million which are recorded in other assets and are being amortized to interest expense using the effective interest method over the five-year life of the notes.

As of September 30, 2006, a total of $15.9 million of our 7.5% notes had been converted into 7.6 million shares of common stock and we had $50.4 million principal amount of 7.5% notes outstanding. In connection with the conversion of $7.4 million of these notes in May 2006, we made a discretionary interest make-whole payment of approximately $1.7 million as a one-time concession which is included in make-whole interest expense for the nine months ended September 30, 2006.

The interest make-whole provision of the 7.5% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes. At the issuance of the 7.5% notes, the interest make-whole feature was estimated to have a fair value of approximately $3.7 million and the initial recorded value of the 7.5% notes was reduced by this allocation. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $0.6 million and $1.1 million for the three and nine months ended September 30, 2006, respectively, primarily in connection with the note conversions. The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the three and nine months ended September 30, 2006 was a loss of $0.9 million and a gain of $1.1 million, respectively, and was included in gain (loss) on derivative liabilities. At September 30, 2006, the fair value of the derivative was $2.6 million and was recorded in 7.5% convertible senior notes.

5. Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe and terminated our aircraft lease. In conjunction with our workforce reduction we vacated a portion of our laboratory and office facilities and recorded excess facilities charges.

The following table summarizes the changes in the liability for restructuring activities during nine months ended September 30, 2006 (in thousands):

	Excess Facilities Charges	Employee Separation Costs
Balance at December 31, 2005	$6,334	$1,925
Adjustments	441	(71)
Payments	(2,354)	(1,824)

Balance at September 30, 2006	$4,421	$30

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded restructuring charges in 2005 when we ceased using this space. The liability is calculated as the present value of total lease commitments, net of estimated sublease income. The additional charges for excess facilities for the nine months ended September 30, 2006 were due to changes in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time. The adjustments to our employee separation costs are due to changes in estimates of amounts due to employees as well as adjustments due to foreign currency fluctuations. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges. As of September 30, 2006, approximately $2.5 million of the liability for restructuring activities is included in current portion of long-term obligations and approximately $2.0 million is included in other long-term obligations, less current portion.

6. Agreements with Novartis International Pharmaceutical Ltd.

Co-Development Agreement

In September 2006, we entered into an exclusive worldwide licensing agreement with Novartis International Pharmaceutical Ltd. or Novartis, for the development and commercialization of XYOTAX. Total product registration and sales milestones due from Novartis for XYOTAX under the agreement could reach up to $270 million. The agreement also provides Novartis with an option to develop and commercialize pixantrone based on agreed terms. If Novartis exercises its option on pixantrone under certain conditions, Novartis would pay CTI a $7.5 million license fee, up to $104 million in registration and sales related milestones and a royalty on pixantrone worldwide net sales as well as reimbursement for certain expenses.

Securities Purchase Agreement

In connection with the licensing agreement, we also entered into a securities purchase agreement with Novartis, under which we agreed to sell and Novartis agreed to purchase an aggregate of 8,670,520 shares of our common stock for a total purchase price of $15 million.

In October 2006, both the co-development and securities purchase agreements became effective upon the receipt of antitrust regulatory clearance, and accordingly, we closed the sale of the shares of common stock to Novartis.

Registration Rights Agreement

In connection with the sale of our common stock, we entered into a registration rights agreement with Novartis, under which we agreed to prepare, file and have declared effective a shelf registration statement with the Securities and Exchange Commission, or SEC, covering the resale of this common stock. The shelf registration statement must be declared effective on or prior to the fifteenth day following the date we receive notice that the registration statement will not be reviewed by the SEC or the ninetieth day following the filing date in the event that it is reviewed by the SEC. If we fail to timely have the shelf registration declared effective, we may be required to make a default payment to the investor.

7. Common Stock Offering

In September 2006, we received $40 million in gross proceeds from an offering of 23,121,394 shares of our common stock. These shares were sold under an existing shelf offering filed in April 2006 at an offering price of $1.73 per share. We also issued to the purchasing investors warrants to purchase an additional 5,780,352 shares at $1.73 per share if exercised within 90 days. We incurred approximately $2.1 million in expenses related to this offering.

In October 2006, we were notified by the Nasdaq Stock Market, or Nasdaq, that this offering did not comply with the shareholder approval requirements set forth in Nasdaq Marketplace Rule 4350(i)(1)(D). This rule requires shareholder approval for transactions other than “public offerings” that exceed 20% of the outstanding shares at a price less than market value. In response to this notification, we repurchased 1,094,000 shares of common stock and 5,660,352 warrants for an aggregate price of $3,024,691 thereby reducing the number of shares below the 20% threshold. Nasdaq has confirmed that the Company has regained compliance with Nasdaq Marketplace Rule 4350(i)(1)(D) and the matter is now closed.

Because this non-compliance occurred upon the issuance of stock under this agreement, it existed as of September 30, 2006 and we recorded a liability of approximately $3.0 million related to the repurchase of the shares and warrants. This amount is included in accrued liabilities as well as a reduction to common stock as of September 30, 2006. The 1,094,000 shares are included in our issued and outstanding shares as of September 30, 2006.

8. Equity Financing Agreement

On June 21, 2006, we entered into a Step-Up Equity Financing Agreement with Société Générale. Subject to certain conditions, the agreement allows us to issue to Société Générale shares of our common stock in a series of tranches over a period of 24 months. Under the agreement, we can initially issue up to €45 million worth of our common stock based on a pre-determined formula and have the right to increase the total amount of all issuances to up to €60 million worth of our common stock. Any issuance of our common stock pursuant to this agreement is at our election and we are not required to issue any common stock.

Société Générale’s obligation to purchase shares upon request by CTI is subject to certain conditions. Under an amendment to this agreement, if such conditions are not satisfied by December 15, 2006, the agreement will terminate as of this date. As of September 30, 2006, there have not been any shares of common stock issued under this agreement.

Upon effectiveness of the agreement we will be required to pay a fee of €800,000. In addition, on each settlement of a share issuance, we must pay a subscriber fee equal to 3.5% of the selling price as well as 2.0% of the aggregate selling amount raised during each fiscal quarter.

9. Prepaid Supply Agreement

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel, a starting material for XYOTAX, which was to be delivered by NPI over several years. This material was intended to be used primarily for research and development activities. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. As we had adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement with NPI in October 2005 to reduce the amount of material we would receive and we were refunded $0.8 million of our prepayment. In addition, the amended agreement grants NPI the exclusive right to purchase up to 5 kilograms of our paclitaxel supply at our original cost through September 1, 2006. We are currently in the process of renewing this contract to extend the term for an additional year. In January 2006, CTI and NPI amended the agreement to allow NPI the right to sell some or all of the paclitaxel supply to its customers and replace the material within 60 days with newer material having a longer expiration date.

As of September 30, 2006 and December 31, 2005, we had paclitaxel supply of $1.7 million and $2.3 million, respectively, which is included in prepaid expenses and other current assets. The amount as of September 30, 2006 includes approximately $0.4 million in supply due from NPI. These costs have been capitalized since there is a ready market for this active pharmaceutical ingredient.

10. Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against us in the federal district court for the Western District in the State of Washington, asserting that Cell Therapeutics Europe S.r.l., or CTI-Europe, formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule.

The claims alleged that CTI-Europe failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, we answered the complaint, denying the substance of the allegations and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information including preclinical trial tests which were determined to be invalid. On May 3, 2006, we entered into a settlement and release with Microment regarding this lawsuit pursuant to which we paid Micromet approximately $1.9 million in cash and the lawsuit was dismissed with prejudice.

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. On December 7, 2005, plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which plaintiffs responded on March 10, 2006. Defendants filed a reply brief on April 10, 2006. On June 22, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. On July 31, 2006, after the period of time for the plaintiffs to amend the complaint had tolled, the defendants filed a motion to dismiss this lawsuit with prejudice for the failure of the plaintiffs to amend the complaint. On August 23, 2006, the Court entered a dismissal of this lawsuit with prejudice.

In October 2004, we announced that the United States Attorney’s Office, or USAO, for the Western District of Washington had initiated an investigation into certain of our business practices relating to TRISENOX. USAO’s investigation relates to our promotional practices relating to TRISENOX; our reporting of revenue relating to TRISENOX sales; and statements made by our representatives, and our expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug was used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. We are fully cooperating with USAO (through the provision of documents and periodic meetings) and have not received a subpoena relating to the matter. We cannot predict whether USAO will bring formal criminal enforcement proceedings (and USAO has not indicated that it will). Claims associated with the above-referenced as well as related conduct have been filed against us under seal on behalf of the government by a private party in a qui tam action. Based on information currently available to us, we believe that the USAO may recommend to the Department of Justice that the government intervene in the qui tam action, as is its right, and assume the conduct of this lawsuit. We believe that regardless of whether the government or the private party pursues this lawsuit that one of the primary claims that might be pursued would be that we violated the Federal False Claims Act by receiving reimbursement from Medicare for improper off-label use of TRISENOX or otherwise ineligible sales of TRISENOX over the period ranging from October 2000 until TRISENOX’ disposition to Cephalon in July of 2005. During this period we utilized a third party reimbursement expert. We believe that we have meritorious defenses to these claims. It is unclear to us under this theory what sales or portions thereof would be in question. Accordingly, we cannot provide an estimate of a possible loss or range of loss in connection with this investigation or lawsuit and therefore, we have not recorded a reserve for this matter as of September 30, 2006. Under the False Claims Act, damages can be trebled and separate fines imposed for each violation, if the government or the private party plaintiff were to prevail in this lawsuit it is likely that such an adverse judgment would have a material adverse effect on our financial position, liquidity and results of operations.

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

We are developing XYOTAX, paclitaxel poliglumex, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. As announced in March and May of 2005, our STELLAR 2, 3, and 4, phase III clinical studies for XYOTAX did not meet their primary endpoints of superior overall survival. However, we believe a pooled analysis of STELLAR 3 and 4 demonstrates a statistically significant survival advantage among women receiving XYOTAX when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of XYOTAX and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR first-line trials. We believe the lack of safe and effective treatments for women with advanced first-line NSCLC who are performance status 2, or PS2, represents an unmet medical need. In December, 2005, we initiated an additional study, known as the PIONEER, or PGT305, study, for XYOTAX as first-line monotherapy in PS2 women with NSCLC. In February 2006, the U.S. Food and Drug Administration, or FDA, confirmed that XYOTAX qualifies for fast track designation for the treatment of PS2 women with first-line advanced NSCLC. In November 2006, we temporarily suspended enrollment in the PIONEER trial to allow data related to recently enrolled patients to mature and to assess the differences in early cycle deaths observed between arms of the study. We plan to change the PIONEER study during the temporary suspension to focus on the primary efficacy endpoint of survival in women with normal estrogen levels. Whether we change the study through an amendment to the current PIONEER protocol or by submission of a new study protocol, we expect that the change to this pivotal trial will push back the interim analysis of the trial by at least six months to the first half of 2008. If the pivotal trial meets its revised pre-specified interim endpoint, we plan to submit a new drug application, or NDA, for XYOTAX for women with advanced NSCLC who are PS2 based on the interim results of the trial with the results of the STELLAR 3 and 4 trials to support the filing. We plan to submit the NDA as soon as practicable following such interim results and would request a priority (six month) review based on the fast track designation, instead of the standard (ten month) review as previously planned. We may be unable to submit an NDA as discussed if the pivotal trial does not meet its revised pre-specified interim endpoint. Based on discussions with Scientific Advice Working Party, or SAWP, of the European Medicines Agency, or EMEA, we plan to submit a marketing authorization application, or MAA, in Europe based on a non-inferior survival and improved side effect profile. The discussions with the SAWP focused on using the STELLAR 4 study as primary evidence of non-inferiority and the STELLAR 3 study as supportive.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. An interim analysis of our ongoing phase III study of pixantrone, known as the EXTEND study, was performed by the independent Data Monitoring Committee in the third quarter of 2006. Based on their review, the study will continue. Another interim analysis of the study will be performed on approximately 100 patients and is targeted for mid-year 2007.

We also are developing CT-2106, polyglutamate camptothecin, which is in the phase II component of a phase I/II trial in combination with 5FU/LV for the treatment of colorectal cancer relapsing following FOLFOX therapy.

In September 2006, we entered into an exclusive worldwide licensing agreement with Novartis International Pharmaceutical Ltd., or Novartis, for the development and commercialization of XYOTAX. Total product registration and sales milestones for XYOTAX under the agreement could reach as much as $270 million. We will not receive any product registration or sales milestone payments under the licensing agreement unless Novartis elects to participate in the development and commercialization of XYOTAX and we receive the necessary regulatory approvals. There is no guarantee that Novartis will make any such election or that we will receive such regulatory approvals. The licensing agreement also provides Novartis with an option to develop and commercialize pixantrone based on certain agreed terms. There is no guarantee that Novartis will exercise this option.

As of September 30, 2006, we had incurred aggregate net losses of approximately $927.7 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

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

Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104, or SAB, No. 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangement.

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

Derivatives Embedded in Certain Debt Securities

We evaluate financial instruments for freestanding or embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related guidance. Derivative instruments are recorded at fair value with changes in value recognized in the period of change.

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

These make-whole features represent embedded derivatives which are required to be accounted for separately from the related debt securities. The fair value of the derivative for the 6.75% notes is calculated based on a discounted cash flow model. The fair value of the derivative related to the 7.5% notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. Changes in the estimated fair value of the liabilities are included in gain (loss) on derivative liabilities and will be required until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, share awards, and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2005. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

As a result of adopting SFAS 123(R), our net loss was $3.6 million higher and our basic and diluted net loss per share was $0.04 higher than if we had continued to account for share-based compensation under APB No. 25 for the nine months ended September 30, 2006.

As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options and share awards amounted to $1.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.2 years. This amount does not include unrecognized compensation cost related to 525,000 shares of contingent share awards granted during 2005.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005.

Product sales. TRISENOX was, prior to its divestiture to Cephalon in July 2005, our commercial product approved by the FDA, EMEA, and the Japanese Ministry of Health to treat patients with relapsed or refractory acute promyelocytic leukemia. As a result of the divestiture, there were no product sales for the three months ended September 30, 2006. We recorded net product sales of approximately $1.2 million for TRISENOX for the three months ended September 30, 2005.

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

License and contract revenue for the three months ended September 30, 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine. For the three month period ended September 30, 2005, we recognized approximately $0.1 million of license and contract revenue primarily relating to the amortization of the initial payments from Chugai.

Cost of product sold. There was no cost of product sold for the three months ended September 30, 2006 due to the divestiture of TRISENOX to Cephalon on July 18, 2005. The cost of product sold during the three months ended September 30, 2005 was approximately $0.1 million. Cost of product sold consisted primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Compounds under development:
XYOTAX	$6,412	$2,626
Pixantrone	2,176	1,940
Other compounds	415	407
Operating expenses	5,508	7,161
Discovery research	298	1,206

Total research and development expenses	$14,809	$13,340

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $185.7 million, $29.1 million and $21.3 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI-Europe, in January 2004 are excluded from this amount.

Research and development expenses increased to approximately $14.8 million for the three months ended September 30, 2006, from approximately $13.3 million for the three months ended September 30, 2005. Costs for our XYOTAX program increased primarily due to costs associated with our PIONEER trial which was initiated in the fourth quarter of 2005. Pixantrone costs increased due to costs associated with our EXTEND trial which was also initiated in the fourth quarter of 2005 and had increased enrollment throughout 2006 offset by a decrease in our phase I and II clinical trials due to the winding down of these trials. Operating expenses decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research expenses decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Our products will be successful only if:

•	our product candidates are developed to a stage that will enable us to commercialize, sell, or license related marketing rights to third parties;

•	our product candidates, if developed, are approved.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. We reported XYOTAX STELLAR 3 clinical trial results in March 2005 and STELLAR 2 and 4 results in May 2005, all of which missed their primary endpoints of superior overall survival. Based on recent developments with the PIONEER trial, we are targeting submission of an NDA for XYOTAX in the second half of 2008, depending on the duration of the review cycle, timing, and assuming positive results of the interim analysis of the pivotal trial, with a U.S. XYOTAX approval targeted in the first half of 2009 and launch shortly thereafter. Approval in the EU would be targeted approximately 15 months following the submission of an MAA, which is planned for the first half of 2007 based on non-inferiority analyses.

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $9.0 million for the three months ended September 30, 2006, from approximately $12.5 million for the three months ended September 30, 2005. This decrease is primarily attributed to a $2.3 million decrease in our sales and marketing expenses related to reduced commercialization efforts and headcount associated with the divestiture of TRISENOX to Cephalon on July 18, 2005 and a $1.2 million decrease in operating expenses primarily related to decreased compensation and benefits, occupancy and other expenses resulting from a reduction in headcount. In addition, corporate development expenses decreased by $0.3 million primarily due to a decrease of $1.1 million in aircraft operating costs resulting from the termination of our aircraft operating lease in the fourth quarter of 2005 offset by an increase in compensation and benefits of approximately $0.8 million mainly due to executive bonus and severance expense. There was also a $0.3 million increase in stock-based compensation expense primarily related to the implementation of SFAS 123(R). Corporate development expenses include certain legal expenses, business development and corporate communication activities, and costs related to operating our aircraft.

We expect selling, general and administrative expenses to continue to decrease in 2006 as compared to 2005 due to the divestiture of TRISENOX to Cephalon as well as the termination of our aircraft lease in 2005. In the event that we are able to move forward with the commercialization of XYOTAX, our sales and marketing expenses would then increase.

Amortization of purchased intangibles. Amortization for the three months ended September 30, 2006 decreased slightly as compared to the three months ended September 30, 2005, due to a write-down of our assembled workforce asset in December 2005.

Restructuring charges and related asset impairments. In 2005, we announced plans to reduce our workforce through selected layoffs of employees as part of our cost savings initiative in an effort to reduce costs and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. In conjunction with our workforce reduction, we vacated a portion of our laboratory and office facilities. Restructuring activities and asset impairments for the three months ended September 30, 2006 primarily relate to adjustments related to our excess facilities for a change in our estimate of the timing and amount of cash flows and adjustments for the passage of time as well as changes in the estimates of separation costs due to employees. For the three months ended September 30, 2005, we recorded approximately $5.1 million in restructuring and related asset impairment charges including a $4.7 million charge related to excess facilities costs, approximately $0.3 million in write-downs related to asset impairments and $0.1 million for a reduction in workforce.

Gain on divestiture of TRISENOX. The gain of $30.5 million for three months ended September 30, 2005 related to the portion of the gain recognized on the divestiture of TRISENOX and certain proteasome assets to Cephalon. We provided transition services to Cephalon related to TRISENOX and proteasome assets for a period of approximately six months subsequent to the date of closing.

Investment and other income. Investment and other income for the three months ended September 30, 2006 and 2005 was approximately $0.6 million and $0.4 million, respectively. This increase is due to a higher average securities available-for-sale balance offset slightly by lower prevailing interest rates on our investments during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Interest expense. Interest expense increased to approximately $3.6 million for the three months ended September 30, 2006 from approximately $3.0 million for the three months ended September 30, 2005. This increase is due to $0.7 million in accretion of the debt discount on our 6.75% and 7.5% notes, interest expense of $1.0 million related to these notes and $0.3 million increase in the amortization of debt issuance costs primarily associated with conversions of these notes. These increases were partially offset by a decrease of $1.1 million in interest expense on our 4.0% senior subordinated and 5.75% subordinated and senior subordinated notes due to the retirement and exchange of a portion of these notes in the fourth quarter of 2005 and first half of 2006 and a decrease of $0.3 million in interest charges related to our royalty financing agreement entered into with PharmaBio in December 2004 and terminated in July 2005 when we divested TRISENOX.

Foreign exchange gain (loss). The foreign exchange loss for the three months ended September 30, 2006 and 2005 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $0.2 million is related to payments made upon the conversion of $0.7 million of our 6.75% notes during the three months ended September 30, 2006.

Gain (loss) on derivative liabilities. The loss on the derivative liabilities of $0.9 million for the three months ended September 30, 2006 represents the change in the estimated fair value of our derivative liabilities related to the interest make-whole provisions on our 6.75% and 7.5% notes. During this period we recorded a gain of approximately $0.1 million and a loss of approximately $0.9 million related to the derivative liability for our 6.75% and 7.5% notes, respectively.

Loss on extinguishment of royalty obligation. The loss on extinguishment of royalty obligation for the three months ended September 30, 2005 relates to the repayment of our royalty obligation to PharmaBio as a result of the divestiture of TRISENOX. The loss of $6.4 million was calculated based on the excess of our termination payment of $39.4 million over the amount of the accreted royalty obligation and the unused portion of the prepaid service commitment at the time of extinguishment of $28.9 million and $4.1 million, respectively.

Nine months ended September 30, 2006 and 2005.

Product sales. As a result of the divestiture of TRISENOX to Cephalon, there were no product sales for the nine months ended September 30, 2006. We recorded net product sales of approximately $14.6 million for TRISENOX for the nine months ended September 30, 2005.

License and contract revenue. License and contract revenue for the nine months ended September 30, 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine. For the nine months ended September 30, 2005, we recognized approximately $0.3 million of license and contract revenue primarily relating to the amortization of the initial payments from Chugai.

Cost of product sold. There was no cost of product sold for the nine months ended September 30, 2006 due to the divestiture of TRISENOX to Cephalon on July 18, 2005. The cost of product sold during the nine months ended September 30, 2005 was approximately $0.5 million. Cost of product sold consisted primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Compounds under development:
XYOTAX	$17,996	$14,695
Pixantrone	7,796	5,104
TRISENOX	—	3,543
Other compounds	1,421	1,523
Operating expenses	18,217	25,116
Discovery research	1,086	5,601

Total research and development expenses	$46,516	$55,582

Research and development expenses decreased to approximately $46.5 million for the nine months ended September 30, 2006, from approximately $55.6 million for the nine months ended September 30, 2005. Costs for our XYOTAX program increased primarily due to an increase in clinical activity related to the initiation of the PIONEER trial in the fourth quarter of 2005 offset in part by a $1.7 million write-down of our paclitaxel supply to its estimated fair value in the second quarter of 2005. Pixantrone costs increased due to an increase in clinical trial expenses, attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $27.5 million for the nine months ended September 30, 2006, from approximately $49.5 million for the nine months ended September 30, 2005. This decrease is primarily attributed to a $15.6 million decrease in our sales and marketing expenses related to reduced commercialization efforts and headcount associated with the divestiture of TRISENOX to Cephalon in the third quarter of 2005 and a $4.2 million decrease in operating expenses primarily related to decreased compensation and benefits, occupancy and other expenses resulting from a reduction in headcount. In addition, corporate development expenses decreased by $3.0 million primarily due to a decrease in aircraft operating costs of $3.7 million resulting from the termination of our aircraft operating lease in the fourth quarter of 2005, offset by an increase in compensation and benefits of approximately $0.8 million mainly due to executive bonus and severance expense. There was also a $0.8 million increase in stock-based compensation expense primarily related to the implementation of SFAS 123(R).

Amortization of purchased intangibles. Amortization for the nine months ended September 30, 2006 decreased to approximately $0.6 million from approximately $0.7 million for the nine months ended September 30, 2005, due to a write-down of our assembled workforce asset in December 2005.

Restructuring charges and related asset impairments. Restructuring activities and asset impairments for the nine months ended September 30, 2006 primarily relate to adjustments related to our excess facilities due to a change in our estimate of the timing and amount of cash flows and adjustments due to the passage of time as well as changes in the estimates of separation costs due to employees. Restructuring activities and asset impairments for the nine months ended September 30, 2005 of approximately $7.0 million included $4.7 million related to excess facilities charges, $1.5 million due to a significant reduction in workforce in the U.S. and $0.8 million in write-downs of tangible assets, primarily lab equipment in the U.S., that will cease to be used as we consolidate our research operations with CTI (Europe).

Gain on divestiture of TRISENOX. The gain of $30.5 million for nine months ended September 30, 2005 related to the portion of the gain recognized on the divestiture of TRISENOX and certain proteasome assets to Cephalon. We provided transition services to Cephalon related to TRISENOX and proteasome assets for a period of approximately six months subsequent to the date of closing.

Investment and other income. Investment and other income for the nine months ended September 30, 2006 and 2005 was approximately $1.8 million and $1.3 million, respectively. This increase is due to a higher average securities available-for-sale balance as well as higher prevailing interest rates on our investments during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Interest expense. Interest expense increased to approximately $16.9 million for the nine months ended September 30, 2006 from approximately $10.8 million for the nine months ended September 30, 2005. This increase is due to $5.1 million in accretion of the debt discount on our 6.75% and 7.5% notes, an increase in the amortization of debt issuance costs of $4.6 million primarily associated with conversions of these notes, and interest expense of $1.6 million related to our 7.5% notes. These increases were offset by a decrease of $2.8 million in interest charges related to our royalty financing agreement entered into with PharmaBio in December 2004 and terminated in July 2005 in when we divested TRISENOX and a decrease of $2.4 million in interest expense for our convertible notes due to the retirement, exchange or conversion of a portion of these notes in the fourth quarter of 2005 and first half of 2006.

Foreign exchange gain (loss). The foreign exchange gain for the nine months ended September 30, 2006 and 2005 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $24.8 million is related to payments of $23.1 million made upon the conversion of $69.3 million of our 6.75% notes and $1.7 million made upon conversion of $7.4 million of our 7.5% notes during the nine months ended September 30, 2006.

Gain (loss) on derivative liabilities. The gain on the derivative liabilities of $5.2 million for the nine months ended September 30, 2006 represents the change in the estimated fair value of our derivative liabilities related to the interest make-whole provisions on our 6.75% and 7.5% notes of $4.1 million and $1.1 million, respectively.

Gain on exchange of convertible notes. We recorded a gain of $8.0 million during the nine months ended September 30, 2006 due to the extinguishment of approximately $40.7 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately $33.2 million aggregate principal amount of our 7.5% notes in the second quarter of 2006. The gain is net of accrued interest of $0.9 million and issuance costs of $0.4 million attributable to the exchanged notes.

Settlement expense. Settlement expense for the nine months ended September 30, 2006 relates to the amount paid under the settlement of our dispute with Micromet AG in April 2006.

Loss on extinguishment of royalty obligation. The loss on extinguishment of royalty obligation for the nine months ended September 30, 2005 relates to the repayment of our royalty obligation to PharmaBio as a result of the divestiture of TRISENOX.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had approximately $68.2 million in cash and cash equivalents, restricted cash, securities available-for-sale and interest receivable, approximately $3.0 million of which was used to repurchase shares of our common stock and warrants exercisable for our common stock in October 2006. In addition we received $15.0 million of cash from an offering of our common stock in October 2006.

Net cash used in operating activities decreased to approximately $92.1 million during the nine months ended September 30, 2006, compared to approximately $97.7 million for the same period during 2005 primarily due to an increase in our net loss, offset by a non cash gain on the divestiture of TRISENOX to Cephalon during the nine months ended September 30, 2005. For the nine months ended September 30, 2006, our net loss included $24.8 million in make-whole interest payments related to conversions of our 6.75% and 7.5% notes.

Net cash used in investing activities totaled approximately $32.5 million during the nine months ended September 30, 2006, compared to net cash provided by investing activities of approximately $67.5 million for the same period during 2005. The net cash used in investing activities during the nine months ended September 30, 2006 was primarily due to purchases of securities available-for-sale offset by proceeds from maturities of securities available-for-sale. The net cash provided by investing activities during the nine months ended September 30, 2005 was primarily due to proceeds from the divestiture of TRISENOX and proceeds from sales and maturities of securities available-for-sale, offset in part by purchases of securities available-for-sale.

Net cash provided by financing activities totaled approximately $91.0 million during the nine months ended September 30, 2006, compared to net cash used in financing activities of approximately $40.2 million for the same period during 2005. The net cash provided by financing activities for the nine months ended September 30, 2006 was primarily due to net proceeds of $37.9 million received from the sale of approximately 23.1 million shares of our common stock in September 2006, $31.2 million received from the issuance of our 7.5% notes as well as $24.7 million in restricted cash related to the issuance of our 6.75% notes that was released from escrow upon conversion of a portion of these notes. The net cash used in financing activities during the nine months ended September 30, 2005 was primarily due to the repayment of $39.4 million for our royalty obligation with PharmaBio.

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

The following table includes information relating to our contractual obligations as of September 30, 2006 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes (1)	$50,410	$—	$—	$50,410	$—
6.75% Convertible senior notes (2)	7,000	—	—	7,000	—
5.75% Convertible senior subordinated notes (3)	27,407	—	27,407	—	—
4.0% Convertible senior subordinated notes (4)	55,150	—	—	55,150	—
5.75% Convertible subordinated notes (5)	28,490	—	28,490	—	—
Interest on convertible notes (6)	32,996	9,673	15,195	8,128	—
Operating leases:
Facilities	35,089	8,077	11,637	10,649	4,726
Long term obligations (7)	2,602	238	814	989	561

	$239,144	$17,988	$83,543	$132,326	$5,287

(1)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 478.519 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.09 per share.
(2)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.63 per share.
(3)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $10.00 per share.

(4)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $13.50 per share.
(5)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $34.00 per share.
(6)	As of September 30, 2006, we have made $25.8 million in cumulative make-whole interest payments related to the early conversions of $72.3 million of our 6.75% convertible senior notes and $7.4 million of our 7.5% convertible senior notes.
(7)	Long-term obligations does not include $4.4 million related to excess facilities charges and $0.9 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employees’ separation from the Company.

The remaining amount of milestone payments we may be required to pay pursuant to the amended agreement with PG-TXL Company L.P. is $14.9 million. The timing of these payments is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at September 30, 2006 and December 31, 2005 was $51.3 million and $18.9 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $260,000 and $63,000 as of September 30, 2006 and December 31, 2005, respectively.

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

We have foreign exchange risk related to foreign-denominated cash, restricted cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at September 30, 2006 of $2.7 million, an assumed 5%, 10% and 20% negative currency exchange movement would result in fair value declines of $0.1 million, $0.3 million and $0.5 million.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2005, Terence Fernandes, a shareholder of CTI, filed a complaint in the Superior Court of the State of Washington, King County on behalf of CTI against members of CTI’s board of directors. The shareholder derivative action alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment since June 7, 2004. On December 7, 2005, plaintiff filed an amended complaint and defendants filed a motion to dismiss on February 6, 2006, to which plaintiffs responded on March 10, 2006. Defendants filed a reply brief on April 10, 2006. On June 22, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. On July 31, 2006, after the period of time for the plaintiffs to amend the complaint had tolled, defendants filed a motion to dismiss this lawsuit with prejudice for the failure of the plaintiffs to amend the complaint. On August 23, 2006, the Court entered a dismissal of this lawsuit with prejudice.

In October 2004, we announced that the United States Attorney’s Office, or USAO, for the Western District of Washington had initiated an investigation into certain of our business practices relating to TRISENOX. USAO’s investigation relates to our promotional practices relating to TRISENOX; our reporting of revenue relating to TRISENOX sales; and statements made by our representatives, and our expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug was used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. We are fully cooperating with USAO (through the provision of documents and periodic meetings) and have not received a subpoena relating to the matter. We cannot predict whether USAO will bring formal criminal enforcement proceedings (and USAO has not indicated that it will). Claims associated with the above-referenced as well as related conduct have been filed against us under seal on behalf of the government by a private party in a qui tam action. Based on information currently available to us, we believe that the USAO may recommend to the Department of Justice that the government intervene in the qui tam action, as is its right, and assume the conduct of this lawsuit. We believe that regardless of whether the government or the private party pursues this lawsuit that one of the primary claims that might be pursued would be that we violated the Federal False Claims Act by receiving reimbursement from Medicare for improper off-label use of TRISENOX or otherwise ineligible sales of TRISENOX over the period ranging from October 2000 until TRISENOX’ disposition to Cephalon in July of 2005. During this period we utilized a third party reimbursement expert. We believe that we have meritorious defenses to these claims. It is unclear to us under this theory what sales or portions thereof would be in question. Accordingly, we cannot provide an estimate of a possible loss or range of loss in connection with this investigation or lawsuit and therefore, we have not recorded a reserve for this matter as of September 30, 2006. Under the False Claims Act, damages can be trebled and separate fines imposed for each violation, if the government or the private party plaintiff were to prevail in this lawsuit it is likely that such an adverse judgment would have a material adverse effect on our financial position, liquidity and results of operations.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 1A. Risk Factors

Factors Affecting Our Operating Results and Financial Condition

We expect to continue to incur net losses, and we might never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of September 30, 2006, we had an accumulated deficit of approximately $927.7 million. We are pursuing regulatory approval for XYOTAX and pixantrone and will need to conduct research, development, testing and regulatory compliance activities expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

We expect that our existing cash and cash equivalents, securities available for sale and interest receivable will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds. We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. In particular, we will need to raise additional funds to complete the phase III clinical trials for XYOTAX and pixantrone.

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

Our bylaws require that a quorum, consisting of a majority of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. A quorum was not present at our annual meeting of shareholders held on June 23, 2006. We have rescheduled our annual meeting to be held at The Borsa Italiana, Palazzo Mezzanote, Piazza degli Affari, 6 Milano, Italy on Thursday, November 30, 2006, at 2:00 p.m. Central European Time (CET), or 5:00 a.m. (PST). If we are unable to obtain a quorum at this rescheduled meeting, we may be unable to take corporate actions which require the prior approval of our shareholders, including but not limited to actions such as increasing the authorized number of shares of our common stock, increasing the number of incentive options available for issuance, mergers and other matters. The failure to obtain the prior approval of our shareholders for any of these corporate actions could have a material adverse effect on the Company.

We may not receive the regulatory approvals required for us to raise funds using the Step-Up Equity Financing Agreement.

In June 2006 we announced that we had entered into a Step-Up Equity Financing Agreement with Société Générale, pursuant to which we had the option, subject to the satisfaction of certain conditions, to issue shares of our common stock to Société Générale. Société Générale would then resell such shares on the Italian stock market. One of the conditions that must be satisfied before we may issue shares pursuant to this agreement is that we are reasonably satisfied that any offering under the Step-Up Equity Financing Agreement will be able to comply with the registration notice requirements of the Milan Stock Exchange in a manner customary for offerings on the Milan Stock Exchange. We have not yet determined that an offering under the Step-Up Equity Financing Agreement will be able to comply with such registration notice requirements, and there is no guarantee that we will be able to comply with such requirements. We will not be able to raise funds by issuing shares to Société Générale pursuant to this agreement if we are unable to satisfy this condition, and we may be unable to raise necessary funds from other sources.

We may not realize any royalties, milestone payments or other benefits under the License and Co-Development agreement entered into with Novartis Pharmaceutical Company Ltd.

We have entered into a License and Co-Development agreement related to XYOTAX and pixantrone with Novartis International Pharmaceutical Ltd., or Novartis, pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of XYOTAX and an option to enter into an exclusive worldwide license to develop and commercialize pixantrone. We will not receive any royalty or milestone payments under this agreement unless Novartis elects to participate in the development and commercialization of XYOTAX or if Novartis exercises its option related to pixantrone and we are able to reach a definitive agreement. Novartis is under no obligation to make such election or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels.

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

In November 2006, we temporarily suspended enrollment in the PIONEER clinical trial and plan to amend the study during this suspension to focus on the primary efficacy endpoint of survival in women with normal estrogen levels. We may not receive positive interim results from the amended trial, which would preclude our planned submission of an NDA based on such interim results with the results of the STELLAR 3 and 4 trials to support the filing.

Based on discussions with the EMEA Scientific Advice Working Party, we plan to submit an MAA in Europe based on results of the STELLAR trials, specifically the STELLAR 4 trial, however a successful regulatory outcome from the EMEA is not assured as the EMEA’s final opinion cannot be predicted until they have had the opportunity to complete a thorough review of the clinical data that will be presented in the MAA.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current products have received approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. If our products are not approved in a timely fashion, our business and financial condition may be adversely affected.

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

We believe that while we owned TRISENOX, which was divested to Cephalon, Inc., in July 2005, it was prescribed by physicians largely for uses not approved by the FDA. Although physicians may lawfully prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses is unlawful. Some of our practices intended to make physicians aware of off-label uses of TRISENOX, without engaging in off-label promotion, could nevertheless have been construed as off-label promotion, and it is likely that some instances of off-label promotion occurred in the past. Although we have policies and procedures in place designed to assure ongoing compliance with FDA requirements regarding off-label promotion, some non-compliant actions may nevertheless have occurred. In October 2004, we announced that the United States Attorney’s Office, or USAO, for the Western District of Washington had initiated an investigation into certain of our business practices relating to TRISENOX. USAO’s investigation relates to our promotional practices relating to TRISENOX; our reporting of revenue relating to TRISENOX sales; and statements made by our representatives, and our expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug was used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. We are fully cooperating with USAO (through the provision of documents and periodic meetings) and have not received a subpoena relating to the matter. We cannot predict whether USAO will bring formal criminal enforcement proceedings (and USAO has not indicated that it will). Claims associated with the above-referenced as well as related conduct have been filed against us under seal on behalf of the government by a private party in a qui tam action. Based on information currently available to us, we believe that the USAO may recommend to the Department of Justice that the government intervene in the qui tam action, as is its right, and assume the conduct of this lawsuit. We believe that regardless of whether the government or the private party pursues this lawsuit that one of the primary claims that might be pursued would be that we violated the Federal False Claims Act by receiving reimbursement from Medicare for improper off-label use of TRISENOX or otherwise ineligible sales of TRISENOX over the period ranging from October 2000 until TRISENOX’ disposition to Cephalon in July of 2005. During this period we utilized a third party reimbursement expert. We believe that we have meritorious defenses to these claims. It is unclear to us under this theory what sales or portions thereof would be in question. Accordingly, we cannot provide an estimate of a possible loss or range of loss in connection with this investigation or lawsuit. Under the False Claims Act, damages can be trebled and separate fines imposed for each violation, if the government or the private party plaintiff were to prevail in this lawsuit it is likely that such an adverse judgment would have a material adverse effect on our financial position, liquidity and results of operations.

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

Competition in the oncology industry is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•	If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products including, among others, Bristol-Myers Squibb Co., which markets paclitaxel; Aventis, which markets docetaxel; Genentech and OSI Pharmaceuticals, which market Tarceva™; Genentech, which markets Avastin™, Lilly, which markets Alimta®, and American Pharmaceutical Partners, which markets Abraxane™. In addition, several companies such as NeoPharm Inc., Sonus Pharmaceuticals and Telik, Inc. are also developing products which could compete with XYOTAX.

•	Because pixantrone is intended to provide less toxic treatment to patients who have failed standard chemotherapy treatment, if pixantrone is brought to market, it is not expected to compete directly with many existing chemotherapies. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed.

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

We may not be able to continue to purchase the materials necessary to produce XYOTAX, including paclitaxel, in adequate volume and quality. Paclitaxel is derived from certain varieties of yew trees and the supply of paclitaxel is controlled by a limited number of companies. Paclitaxel is available and we have purchased it from several sources. We purchase the raw materials paclitaxel and polyglutamic acid from a single source on a purchase order basis. Should the paclitaxel or polyglutamic acid purchased from our sources prove to be insufficient in quantity or quality, should a supplier fail to deliver in a timely fashion or at all, or should these relationships terminate, we may not be able to obtain a sufficient supply from alternate sources on acceptable terms, or at all.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended September 30, 2006, our stock price ranged from a low of $1.12 to a high of $2.83. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. For example, in the case of our company, beginning in March 2005, several class action lawsuits were instituted against CTI, James Bianco and Max Link and a derivative action lawsuit was filed against CTI’s full board of directors. While these lawsuits were dismissed with prejudice, as a result of these types of lawsuits, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business as we respond to the litigation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: November 8, 2006	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: November 8, 2006	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer, Chief Accounting Officer)