Form 10-Q/A
period 2006-03-31
CELL THERAPEUTICS INC
filed 2007-02-06
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

CELL THERAPEUTICS, INC.

Explanatory Note:

Cell Therapeutics, Inc., or CTI, is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended March 31, 2006, to reflect the restatement of its previously issued financial statements to correct inadvertent errors in accounting for accounts payable in our Italian subsidiary, Cell Therapeutics Europe, S.r.l., or CTI (Europe).

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1, 2 and 4 of Part I and Item 1 and 1A of Part II of our originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and no other items in our originally filed Form 10-Q are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q. Except for the aforementioned adjustments, this Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after May 10, 2006, the filing date of the original Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

Impact on Management’s Assessment of Internal Control over Financial Reporting: In connection with the restatement, we reevaluated our disclosure controls and procedures in CTI (Europe). We concluded that our failure to correctly account for accounts payable constituted a material weakness in our internal control over financial reporting. As a result of this material weakness, we concluded that our disclosure controls and procedures in relation thereto were not effective as of March 31, 2006.

Remediation of Material Weakness: In an effort to remediate the material weakness described above, we are currently implementing enhanced procedures that are designed to ensure that we will properly record accounts payable in CTI (Europe). These enhanced procedures will provide for additional managerial oversight of payable balances.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,301	$50,022
Restricted cash	5,943	25,596
Securities available-for-sale	19,621	18,858
Interest receivable	474	187
Accounts receivable, net	418	2,306
Prepaid expenses and other current assets	9,658	10,107

Total current assets	60,415	107,076
Property and equipment, net	11,123	12,278
Goodwill	17,064	17,064
Other intangibles, net	2,104	2,239
Other assets	12,610	16,783

Total assets	$103,316	$155,440

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,495	$3,370
Accrued expenses	18,592	17,558
Current portion of deferred revenue	80	80
Current portion of long-term obligations	2,806	2,880
Current portion of convertible senior notes	5,655	6,900

Total current liabilities	28,628	30,788
Deferred revenue, less current portion	538	558
Other long-term obligations, less current portion	6,556	7,326
Convertible senior notes	13,533	72,146
Convertible senior subordinated notes	122,075	122,079
Convertible subordinated notes	29,640	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000 Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000 Issued and outstanding shares - 102,735,349 and 73,421,721 at March 31, 2006 and December 31, 2005, respectively	780,926	721,544
Deferred stock-based compensation	—	(1,669)
Accumulated other comprehensive loss	(1,375)	(1,683)
Accumulated deficit	(877,205)	(825,289)

Total shareholders’ deficit	(97,654)	(107,097)

Total liabilities and shareholders’ deficit	$103,316	$155,440

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(restated)
Revenues:
Product sales	$—	$6,037
License and contract revenue	20	103

Total revenues	20	6,140

Operating expenses:
Cost of product sold	—	246
Research and development	15,764	22,063
Selling, general and administrative	10,103	19,326
Amortization of purchased intangibles	189	253
Restructuring charges and related asset impairments	460	—

Total operating expenses	26,516	41,888

Loss from operations	(26,496)	(35,748)
Other income (expense):
Investment and other income	542	480
Interest expense	(8,628)	(3,893)
Foreign exchange gain	291	29
Make-whole interest expense	(20,166)	—
Gain on derivative liability	3,424	—
Settlement expense	(883)	—

Other expense, net	(25,420)	(3,384)

Net loss	$(51,916)	$(39,132)

Basic and diluted net loss per share	$(0.58)	$(0.62)

Shares used in calculation of basic and diluted net loss per share	90,000	63,303

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(restated)
Operating activities
Net loss	$(51,916)	$(39,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,608	2,351
Equity-based compensation expense	1,297	749
Loss on disposition of property and equipment	52	75
Amortization of investment premium	90	120
Non-cash other income	(3,424)	—
Non-cash interest expense	7,018	1,451
Non-cash rent (benefit) expense	(4)	45
Changes in operating assets and liabilities:
Restricted cash	844	—
Interest receivable	(287)	(266)
Accounts receivable, net	1,406	(841)
Inventory	—	(87)
Prepaid expenses and other current assets	508	(1,016)
Other assets	682	76
Accounts payable	(1,949)	(1,188)
Accrued expenses	940	(2,605)
Deferred revenue	(20)	(115)
Excess facilities obligations	(493)	—
Other long-term obligations	(357)	26

Total adjustments	7,911	(1,225)

Net cash used in operating activities	(44,005)	(40,357)

Investing activities
Purchases of securities available-for-sale	(3,366)	(26,139)
Proceeds from maturities of securities available-for-sale	2,512	1,200
Purchases of property and equipment	(122)	(1,513)
Proceeds from sale of property and equipment	511	—

Net cash used in investing activities	(465)	(26,452)

Financing activities
Release of restricted cash related to senior convertible notes	18,825	—
Proceeds from common stock options exercised	—	148
Repayment of long-term obligations	(38)	(381)

Net cash provided by (used) in financing activities	18,787	(233)

Effect of exchange rate changes on cash and cash equivalents	(38)	(644)
Net decrease in cash and cash equivalents	(25,721)	(67,686)
Cash and cash equivalents at beginning of period	50,022	105,033

Cash and cash equivalents at end of period	$24,301	$37,347

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$21,346	$29

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of convertible senior notes to common stock	$59,750	$—

Conversion of convertible senior subordinated notes to common stock	$4	$—

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Restatement

In the fourth quarter of 2006, we discovered the following errors in CTI (Europe):

•

A $1.0 million accounts payable balance to Micromet AG, or Micromet, which had been recorded by CTI (Europe) prior to its acquisition by the Company in January 2004. In May 2006, we settled a dispute with Micromet whereby we paid Micromet $1.9 million to settle all outstanding claims between the two companies. Accordingly, the outstanding payable balance should have been reversed with a corresponding offset to settlement expense at the time we recorded the settlement charge in the first quarter of 2006.

•

In March 2006, CTI (Europe) received a $251,000 payment from a clinical trial vendor. The payment represented a settlement of prior amounts paid to the vendor for which the company claimed it had not received services. The Company made the claim in December 2005 and at December 31, 2005 the claim represented a gain contingency and was not recorded due to significant uncertainty around receipt of payment. Upon receipt of payment in March 2006 the payment was inadvertently recorded as accounts payable rather than a reduction of research and development expense.

The following tables summarize the effect of the restatement adjustments on the financial statements as of and for the three months ended March 31, 2006:

	March 31, 2006
	(in thousands)
	As Filed	Adjustments	Restated
Accounts payable	$2,782	$(1,287)	$1,495
Total current liabilities	29,915	(1,287)	28,628
Accumulated deficit	(878,492)	1,287	(877,205)
Total shareholders’ deficit	(98,941)	1,287	(97,654)

	Three Months Ended March 31, 2006
	(in thousands except per share data)
	As Filed	Adjustments	Restated
Research and development	$16,015	$(251)	$15,764
Total operating expenses	26,767	(251)	26,516
Loss from operations	(26,747)	251	(26,496)
Settlement expense	(1,919)	1,036	(883)
Other expense, net	(26,456)	1,036	(25,420)
Net loss	(53,203)	1,287	(51,916)
Basic and diluted net loss per share	$(0.59)	$0.01	$(0.58)

The adjustments to the balance sheet and income statement as of and for the three months ended March 31, 2006 had no impact on total cash flows from operating, investing and financing activities.

3.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and our former interest rate swap agreement which was designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $51.6 million and $40.2 million for the three month periods ended March 31, 2006 and 2005, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	March 31, 2006	December 31, 2005
Foreign currency translation adjustment	$(1,355)	$(1,663)
Net unrealized loss on securities available-for-sale	(20)	(20)

Accumulated other comprehensive loss	$(1,375)	$(1,683)

4.	Stock-Based Compensation Expense

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

5.	Convertible Senior Notes

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

6.	Restructuring Activities

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

With the exception of $1.9 million accrued for the Micromet settlement, we have not recorded a reserve for any of the above matters as of March 31, 2006.

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

As of March 31, 2006, we had incurred aggregate net losses of approximately $877.2 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

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

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Compounds under development:
XYOTAX	$6,093	$5,829
Pixantrone	2,794	1,426
TRISENOX	—	2,083
Other compounds	479	618
Operating expenses	6,004	9,469
Discovery research	394	2,638

Total research and development expenses	$15,764	$22,063

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $173.8 million, $29.1 million and $16.3 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $15.8 million for the three months ended March 31, 2006, from approximately $22.1 million for the three months ended March 31, 2005. Costs for our XYOTAX program increased primarily due to the recent initiation of our PIONEER study partially offset by a decrease in manufacturing costs. Pixantrone costs increased due to an increase in clinical trial expenses, attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Settlement expense. Settlement expense for the three months ended March 31, 2006 relates to the amount due under the settlement of our dispute with Micromet AG in May 2006 and is net of payables previously due to Micromet.

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

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as our controls are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Previously, our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), had evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rule 13a-15(e) as of the end of the period covered by this report. Management had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. However, in connection with the filing of this Amendment No. 1 to our quarterly report on Form 10-Q, our management, under the supervision and with the participation of the Company’s CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, and concluded that due to the material weakness described below, we did not have effective disclosure controls and procedures relative to accounts payable balances as of March 31, 2006.

Description of Material Weakness

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified that at March 31, 2006, we had a material weakness relative to the effectiveness of our internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy, presentation and disclosure of accounts payable in conformity with generally accepted accounting principles, including, maintaining effective controls to ensure that these balances were accurate in CTI (Europe).

Remediation of Material Weakness

        In an effort to remediate the material weakness described above, we are currently implementing enhanced procedures that are designed to help ensure that we will accurately record accounts payable balances in CTI (Europe). These enhanced procedures will provide for additional managerial oversight of payable balances.

(b)	Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of $1.9 million accrued for the Micromet settlement, we have not recorded a reserve for any of the above matters as of March 31, 2006.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 1A.	Risk Factors

Factors Affecting Our Operating Results and Financial Condition

We expect to continue to incur net losses, and we might never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2006, we had an accumulated deficit of approximately $877.2 million. We are pursuing regulatory approval for XYOTAX and will need to conduct research, development, testing and regulatory compliance activities expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC. (Registrant)

Dated: February 5, 2007	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: February 5, 2007	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)