Form 10-Q/A
period 2006-06-30
CELL THERAPEUTICS INC
filed 2007-02-06
CIK 891293

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

CELL THERAPEUTICS, INC.

Explanatory Note:

Cell Therapeutics, Inc., or CTI, is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended June 30, 2006, to reflect the restatement of its previously issued financial statements to correct inadvertent errors in accounting for accounts payable and accrued expenses in our Italian subsidiary, Cell Therapeutics Europe, S.r.l., or CTI (Europe).

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1, 2 and 4 of Part I and Item 1A of Part II of our originally filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and no other items in our originally filed Form 10-Q are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q. Except for the aforementioned adjustments, this Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after August 9, 2006, the filing date of the original Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

Impact on Management’s Assessment of Internal Control over Financial Reporting: In connection with the restatement, we reevaluated our disclosure controls and procedures in CTI (Europe). We concluded that our failure to correctly account for accounts payable and accrued expenses constituted a material weakness in our internal control over financial reporting. As a result of this material weakness, we concluded that our disclosure controls and procedures in relation thereto were not effective as of June 30, 2006.

Remediation of Material Weakness: In an effort to remediate the material weakness described above, we are currently implementing enhanced procedures that are designed to ensure that we will properly record accounts payable and accrued expenses in CTI (Europe). These enhanced procedures will provide for additional managerial oversight of accounts payable and accrued expense balances.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(unaudited) (restated)
ASSETS
Current assets:
Cash and cash equivalents	$30,681	$50,022
Restricted cash	65	25,596
Securities available-for-sale	17,209	18,858
Interest receivable	220	187
Accounts receivable, net	510	2,306
Prepaid expenses and other current assets	9,525	10,107

Total current assets	58,210	107,076
Property and equipment, net	10,323	12,278
Goodwill	17,064	17,064
Other intangibles, net	2,013	2,239
Other assets	13,825	16,783

Total assets	$101,435	$155,440

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,193	$3,370
Accrued expenses	15,197	17,558
Current portion of deferred revenue	80	80
Current portion of long-term obligations	2,692	2,880
Current portion of convertible senior notes	—	6,900

Total current liabilities	19,162	30,788
Deferred revenue, less current portion	518	558
Other long-term obligations, less current portion	5,993	7,326
7.5% convertible senior notes	57,391	—
6.75% convertible senior notes	7,662	72,146
Convertible senior subordinated notes	82,557	122,079
Convertible subordinated notes	28,490	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000
Issued and outstanding shares - 109,678,079 and 73,421,721 at June 30, 2006 and December 31, 2005, respectively	798,419	721,544
Deferred stock-based compensation	—	(1,669)
Accumulated other comprehensive loss	(1,080)	(1,683)
Accumulated deficit	(897,677)	(825,289)

Total shareholders’ deficit	(100,338)	(107,097)

Total liabilities and shareholders’ deficit	$101,435	$155,440

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(restated)		(restated)
Revenues:
Product sales	$—	$7,372	$—	$13,409
License and contract revenue	20	96	40	199

Total revenues	20	7,468	40	13,608

Operating expenses:
Cost of product sold	—	212	—	458
Research and development	15,164	20,179	30,928	42,242
Selling, general and administrative	8,317	17,649	18,420	36,975
Amortization of purchased intangibles	199	242	388	495
Restructuring charges and related asset impairments	(118)	1,972	342	1,972

Total operating expenses	23,562	40,254	50,078	82,142

Loss from operations	(23,542)	(32,786)	(50,038)	(68,534)
Other income (expense):
Investment and other income	694	432	1,236	912
Interest expense	(4,708)	(3,994)	(13,336)	(7,887)
Foreign exchange gain	821	173	1,112	202
Make-whole interest expense	(4,374)	—	(24,540)	—
Gain on derivative liabilities	2,659	—	6,083	—
Gain on exchange of convertible notes	7,978	—	7,978	—
Settlement expense	—	—	(883)	—

Other income (expense), net	3,070	(3,389)	(22,350)	(6,773)

Net loss	$(20,472)	$(36,175)	$(72,388)	$(75,307)

Basic and diluted net loss per share	$(0.20)	$(0.57)	$(0.74)	$(1.19)

Shares used in calculation of basic and diluted net loss per share	104,600	63,336	97,340	63,320

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
	(restated)
Operating activities
Net loss	$(72,388)	$(75,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,234	4,817
Equity-based compensation expense	2,502	1,645
Loss on disposition of property and equipment	76	54
Amortization of investment premium	134	239
Non-cash gain on exchange of convertible notes	(7,978)	—
Non-cash gain on derivative liabilities	(6,083)	—
Non-cash interest expense	9,257	3,026
Asset impairments	—	2,242
Non-cash rent (benefit) expense	(8)	90
Gain on sale of investment securities	—	14
Changes in operating assets and liabilities:
Restricted cash	859	—
Interest receivable	(32)	22
Accounts receivable, net	1,346	(71)
Inventory	—	(37)
Prepaid expenses and other current assets	784	(387)
Other assets	417	(435)
Accounts payable	(2,371)	(2,261)
Accrued expenses	(1,799)	(7,093)
Deferred revenue	(40)	(181)
Excess facilities obligations	(1,391)	—
Other long-term obligations	(276)	592

Total adjustments	(1,369)	2,276

Net cash used in operating activities	(73,757)	(73,031)

Investing activities
Purchases of securities available-for-sale	(16,961)	(26,139)
Proceeds from sales of securities available-for-sale	—	15,815
Proceeds from maturities of securities available-for-sale	18,488	8,926
Purchases of property and equipment	(348)	(1,944)
Proceeds from sale of property and equipment	511	—

Net cash provided by (used in) investing activities	1,690	(3,342)

Financing activities
Proceeds from issuance of 7.5% convertible senior notes, net	31,177	—
Release of restricted cash related to 6.75% convertible senior notes	24,712	—
Mandatory redemptions of 6.75% convertible senior notes	(2,655)	—
Proceeds from common stock sold via the employee stock purchase plan	17	215
Repayment of long-term obligations	(57)	(742)

Net cash provided by (used) in financing activities	53,194	(527)

Effect of exchange rate changes on cash and cash equivalents	(468)	(1,893)
Net decrease in cash and cash equivalents	(19,341)	(78,793)
Cash and cash equivalents at beginning of period	50,022	105,033

Cash and cash equivalents at end of period	$30,681	$26,240

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$29,055	$4,863

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of 6.75% convertible senior notes to common stock	$68,645	$—

Conversion of 7.5% convertible senior notes to common stock	$7,375	$—

Conversion of convertible senior subordinated notes to common stock	$4	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 7.5% convertible senior notes	$39,518	$—

Extinguishment of 5.75% convertible subordinated notes in exchange for 7.5% convertible senior notes	$1,150	$—

Issuance of 7.5% convertible senior notes in exchange for 5.75% subordinated and senior subordinated notes	$33,156	$—

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

•

In the second quarter of 2006 CTI (Europe) inadvertently continued to record accruals for clinical trial activities that had been transferred to CTI Seattle in the first quarter of 2006. These accruals amounted to approximately $548,000 as of June 30, 2006.

The following tables summarize the effect of the restatement adjustments on the financial statements as of and for the three and six months ended June 30, 2006:

	June 30, 2006
	(in thousands)
	As Filed	Adjustments	Restated
Accounts payable	$2,480	$(1,287)	$1,193
Accrued expenses	15,745	(548)	15,197
Total current liabilities	20,997	(1,835)	19,162
Accumulated other comprehensive loss	(1,100)	20	(1,080)
Accumulated deficit	(899,492)	1,815	(897,677)
Total shareholders’ deficit	(102,173)	1,835	(100,338)

	Three Months Ended June 30, 2006
	(in thousands)
	As Filed	Adjustments	Restated
Research and development	$15,692	$(528)	$15,164
Total operating expenses	24,090	(528)	23,562
Loss from operations	(24,070)	528	(23,542)
Net loss	(21,000)	528	(20,472)

	Six Months Ended June 30, 2006
	(in thousands, except per share data)
	As Filed	Adjustments	Restated
Research and development	$31,707	$(779)	$30,928
Total operating expenses	50,857	(779)	50,078
Loss from operations	(50,817)	779	(50,038)
Settlement expense	(1,919)	1,036	(883)
Other expense, net	(23,386)	1,036	(22,350)
Net loss	(74,203)	1,815	(72,388)
Basic and diluted net loss per share	$(0.76)	$0.02	$(0.74)

The adjustments to the balance sheet and income statement as of and for the three and six months ended June 30, 2006 had no impact on total cash flows from operating, investing and financing activities.

3.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and our former interest rate swap agreement which was designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $20.2 million and $38.5 million for the three month periods ended June 30, 2006 and 2005, respectively. Total comprehensive loss was $71.8 million and $78.7 million for the six month periods ended June 30, 2006 and 2005, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	June 30, 2006	December 31, 2005
	(restated)
Foreign currency translation adjustment	$(1,074)	$(1,663)
Net unrealized loss on securities available-for-sale	(6)	(20)

Accumulated other comprehensive loss	$(1,080)	$(1,683)

4.	Stock-Based Compensation Expense

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

7.	Equity Financing Agreement

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

As of June 30, 2006, we had incurred aggregate net losses of approximately $897.7 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

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

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Compounds under development:
XYOTAX	$5,490	$6,245
Pixantrone	2,498	1,739
TRISENOX	—	1,455
Other compounds	75	497
Operating expenses	6,707	8,486
Discovery research	394	1,757

Total research and development expenses	$15,164	$20,179

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of new drug applications or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $179.3 million, $29.1 million and $18.8 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI-Europe, in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $15.2 million for the three months ended June 30, 2006, from approximately $20.2 million for the three months ended June 30, 2005. Costs for our XYOTAX program decreased primarily due to a $1.7 million write-down of our paclitaxel supply to its estimated fair value in the second quarter of 2005 and a decrease related to our STELLAR phase III trials which were winding down during the three months ended June 30, 2005. These costs were partially offset by an increase in clinical trial costs for our PIONEER study which was initiated in the fourth quarter of 2005 as well as an increase in manufacturing costs. Pixantrone costs increased due to an increase in clinical trial expenses, attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Costs for other compounds decreased due to slower new patient enrollment in our CT-2106 trials in 2006 as compared to 2005. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Compounds under development:
XYOTAX	$11,584	$12,073
Pixantrone	5,291	3,165
TRISENOX	—	3,539
Other compounds	555	1,116
Operating expenses	12,710	17,955
Discovery research	788	4,394

Total research and development expenses	$30,928	$42,242

Research and development expenses decreased to approximately $30.9 million for the six months ended June 30, 2006, from approximately $42.2 million for the six months ended June 30, 2005. Costs for our XYOTAX program decreased primarily due to a $1.7 million write-down of our paclitaxel supply to its estimated fair value in the second quarter of 2005 and other decreases in manufacturing costs offset by an increase in clinical activity in 2006 primarily related to the initiation of our PIONEER trial in the fourth quarter of 2005. Pixantrone costs increased due to an increase in clinical trial expenses, attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Costs for other compounds decreased due to slower patient enrollment in our CT-2106 trials in 2006 as compared to 2005. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Settlement expense. Settlement expense for the six months ended June 30, 2006 relates to the amount paid under the settlement of our dispute with Micromet AG in May 2006 and is net of payables previously due to Micromet.

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

Previously, our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), had evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rule 13a-15(e) as of the end of the period covered by this report. Management had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. However, in connection with the filing of this Amendment No. 1 to our quarterly report on Form 10-Q, our management, under the supervision and with the participation of the Company’s CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, and concluded that due to the material weakness described below, we did not have effective disclosure controls and procedures relative to accounts payable and accrued expense balances as of June 30, 2006.

Description of Material Weakness

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified that at June 30, 2006, we had a material weakness relative to the effectiveness of our internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy, presentation and disclosure of accounts payable and accrued expenses in conformity with generally accepted accounting principles, including, maintaining effective controls to ensure that these balances were accurate in CTI (Europe).

Remediation of Material Weakness

In an effort to remediate the material weakness described above, we are currently implementing enhanced procedures that are designed to help ensure that we will accurately record accounts payable and accrued expense balances in CTI (Europe). These enhanced procedures will provide for additional managerial oversight of accounts payable and accrued expense balances.

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

As discussed in Note 2, the accompanying condensed consolidated balance sheet as of June 30, 2006 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed statement of cash flows for the six months ended June 30, 2006 have been restated.

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

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Los Angeles, California

August 8, 2006, except for Note 2, as to which the date is February 4, 2007

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2006, we had an accumulated deficit of approximately $897.7 million. We are pursuing regulatory approval for XYOTAX and will need to conduct research, development, testing and regulatory compliance activities expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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