Form 10-Q/A
period 2006-09-30
CELL THERAPEUTICS INC
filed 2007-02-06
CIK 891293

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

CELL THERAPEUTICS, INC.

Explanatory Note:

Cell Therapeutics, Inc., or CTI, is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended September 30, 2006, to reflect the restatement of its previously issued financial statements to correct inadvertent errors in accounting for accounts payable and accrued expenses in our Italian subsidiary, Cell Therapeutics Europe, S.r.l., or CTI (Europe).

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1, 2 and 4 of Part I and Item 1A of Part 2 of our originally filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and no other items in our originally filed Form 10-Q are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q. Except for the aforementioned adjustments, this Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after November 9, 2006, the filing date of the original Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission. Currently dated certifications from the our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

Impact on Management’s Assessment of Internal Control over Financial Reporting: In connection with the restatement, we reevaluated our disclosure controls and procedures in CTI (Europe). We concluded that our failure to correctly account for accounts payable and accrued expenses constituted a material weakness in our internal control over financial reporting. As a result of this material weakness, we concluded that our disclosure controls and procedures in relation thereto were not effective as of September 30, 2006.

Remediation of Material Weakness: In an effort to remediate the material weakness described above, we are currently implementing enhanced procedures that are designed to ensure that we will properly record accounts payable and accrued expenses in CTI (Europe). These enhanced procedures will provide for additional managerial oversight of accounts payable and accrued expense balances.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited) (restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,128	$50,022
Restricted cash	57	25,596
Securities available-for-sale	51,329	18,858
Interest receivable	645	187
Accounts receivable, net	339	2,306
Prepaid expenses and other current assets	11,062	10,107

Total current assets	79,560	107,076
Property and equipment, net	9,013	12,278
Goodwill	17,064	17,064
Other intangibles, net	1,799	2,239
Other assets	13,550	16,783

Total assets	$120,986	$155,440

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,800	$3,370
Accrued expenses	22,201	17,558
Current portion of deferred revenue	80	80
Current portion of long-term obligations	2,701	2,880
Current portion of convertible senior notes	—	6,900

Total current liabilities	29,782	30,788
Deferred revenue, less current portion	498	558
Long-term obligations, less current portion	5,242	7,326
7.5% convertible senior notes	50,409	—
6.75% convertible senior notes	6,954	72,146
Convertible senior subordinated notes	82,557	122,079
Convertible subordinated notes	28,490	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares - 10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 200,000,000
Issued and outstanding shares - 137,073,731 (unaudited) and 73,421,721 at September 30, 2006 and December 31, 2005, respectively	843,600	721,544
Deferred stock-based compensation	—	(1,669)
Accumulated other comprehensive loss	(1,038)	(1,683)
Accumulated deficit	(925,508)	(825,289)

Total shareholders’ deficit	(82,946)	(107,097)

Total liabilities and shareholders’ deficit	$120,986	$155,440

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(restated)		(restated)
Revenues:
Product sales	$—	$1,190	$—	$14,599
License and contract revenue	20	101	60	300

Total revenues	20	1,291	60	14,899

Operating expenses:
Cost of product sold	—	60	—	518
Research and development	14,443	13,340	45,370	55,582
Selling, general and administrative	9,032	12,500	27,452	49,475
Amortization of purchased intangibles	200	236	588	731
Restructuring charges and related asset impairments	25	5,077	367	7,049
Gain on divestiture of TRISENOX	—	(30,500)	—	(30,500)

Total operating expenses	23,700	713	73,777	82,855

Income (loss) from operations	(23,680)	578	(73,717)	(67,956)
Other income (expense):
Investment and other income	607	414	1,843	1,326
Interest expense	(3,552)	(2,955)	(16,888)	(10,842)
Foreign exchange gain (loss)	(115)	(104)	997	98
Make-whole interest expense	(213)	—	(24,753)	—
Gain (loss) on derivative liabilities	(879)	—	5,204	—
Gain on exchange of convertible notes	—	—	7,978	—
Settlement expense	—	—	(883)	—
Loss on extinguishment of royalty obligation	—	(6,437)	—	(6,437)

Other expense, net	(4,152)	(9,082)	(26,502)	(15,855)

Net loss	$(27,832)	$(8,504)	$(100,219)	$(83,811)

Basic and diluted net loss per share	$(0.25)	$(0.13)	$(0.98)	$(1.32)

Shares used in calculation of basic and diluted net loss per share	111,560	63,515	102,132	63,385

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
	(restated)
Operating activities
Net loss	$(100,219)	$(83,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,850	7,426
Equity-based compensation expense	3,579	2,516
Loss on disposition of property and equipment	91	83
Amortization of investment premium	85	271
Non-cash gain on exchange of convertible notes	(7,978)	—
Non-cash gain on derivative liabilities	(5,204)	—
Non-cash interest expense	10,445	719
Asset impairments	—	2,563
Gain on divestiture of TRISENOX	—	(30,500)
Loss on extinguishment of royalty obligation	—	6,437
Non-cash rent (benefit) expense	(11)	135
Loss on sale of investment securities	—	14
Changes in operating assets and liabilities:
Restricted cash	877	—
Interest receivable	(458)	48
Accounts receivable, net	1,532	(1,855)
Inventory	—	4
Prepaid expenses and other current assets	3,182	1,443
Other assets	103	(1,029)
Accounts payable	(2,767)	(3,433)
Accrued expenses	2,189	(8,703)
Deferred revenue	(60)	1,568
Excess facilities obligations	(1,913)	4,675
Other long-term obligations	(416)	3,740

Total adjustments	8,126	(13,878)

Net cash used in operating activities	(92,093)	(97,689)

Investing activities
Net proceeds from divestiture of TRISENOX	—	67,061
Purchases of securities available-for-sale	(57,635)	(26,922)
Proceeds from maturities of securities available-for-sale	25,113	13,494
Proceeds from sales of securities available-for-sale	—	15,815
Purchases of property and equipment	(472)	(1,946)
Proceeds from sale of property and equipment	511	—

Net cash provided by (used in) investing activities	(32,483)	67,502

Financing activities
Sale of common stock, net of offering costs	37,903	—
Proceeds from issuance of 7.5% convertible senior notes, net	31,177	—
Release of restricted cash related to 6.75% convertible senior notes	24,712	—
Mandatory redemptions of 6.75% convertible senior notes	(2,655)	—
Repayment of royalty obligation	—	(39,388)
Proceeds from common stock options exercised and stock sold via the employee stock purchase plan	17	218
Repayment of long-term obligations	(122)	(1,074)

Net cash provided by (used in) financing activities	91,032	(40,244)

Effect of exchange rate changes on cash and cash equivalents	(350)	(1,917)
Net decrease in cash and cash equivalents	(33,894)	(72,348)
Cash and cash equivalents at beginning of period	50,022	105,033

Cash and cash equivalents at end of period	$16,128	$32,685

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$29,281	$7,714

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of 6.75% convertible senior notes to common stock	$69,345	$—

Conversion of 7.5% convertible senior notes to common stock	$15,902	$—

Conversion of convertible senior subordinated notes to common stock	$4	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 7.5% convertible senior notes	$39,518	$—

Extinguishment of 5.75% convertible subordinated notes in exchange for 7.5% convertible senior notes	$1,150	$—

Issuance of 7.5% convertible senior notes in exchange for 5.75% subordinated and senior subordinated notes	$33,156	$—

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

•

In March 2006, CT (Europe) received a $251,000 payment from a clinical trial vendor. The payment represented a settlement of prior amounts paid to the vendor for which the company claimed it had not received services. The Company made the claim in December 2005 and at December 31, 2005 the claim represented a gain contingency and was not recorded due to significant uncertainty around receipt of payment. Upon receipt of payment in March 2006 the payment was inadvertently recorded as accounts payable rather than a reduction of research and development expense.

•

In the second and third quarters of 2006 CTI (Europe) inadvertently continued to record accruals for clinical trial activities that had been transferred to CTI Seattle in the first quarter of 2006. These accruals amounted to approximately $912,000 as of September 30, 2006.

The following tables summarize the effect of the restatement adjustments on the financial statements as of and for the three and nine months ended September 30, 2006.

	September 30, 2006
	(in thousands)
	As Filed	Adjustments	Restated
Accounts payable	$6,087	$(1,287)	$4,800
Accrued expenses	23,113	(912)	22,201
Total current liabilities	31,981	(2,199)	29,782
Accumulated other comprehensive loss	(1,055)	17	(1,038)
Accumulated deficit	(927,690)	2,182	(925,508)
Total shareholders’ deficit	(85,145)	2,199	(82,946)

	Three Months Ended September 30, 2006
	(in thousands)
	As Filed	Adjustments	Restated
Research and development	$14,809	$(366)	$14,443
Total operating expenses	24,066	(366)	23,700
Loss from operations	(24,046)	366	(23,680)
Net loss	(28,198)	366	(27,832)

	Nine Months Ended September 30, 2006
	(in thousands, except per share data)
	As Filed	Adjustments	Restated
Research and development	$46,516	$(1,146)	$45,370
Total operating expenses	74,923	(1,146)	73,777
Loss from operations	(74,863)	1,146	(73,717)
Settlement expense	(1,919)	1,036	(883)
Other expense, net	(27,538)	1,036	(26,502)
Net loss	(102,401)	2,182	(100,219)
Basic and diluted net loss per share	$(1.00)	$0.02	$(0.98)

The adjustments to the balance sheet and income statement as of and for the three and nine months ended September 30, 2006 had no impact on total cash flows from operating, investing and financing activities.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and our former interest rate swap agreement which was designated as a cash flow hedge, to be included in other comprehensive loss. Also included are net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss was $27.8 million and $8.4 million for the three month periods ended September 30, 2006 and 2005, respectively. Total comprehensive loss was $99.6 million and $87.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	September 30, 2006	December 31, 2005
	(restated)
Foreign currency translation adjustment	$(1,052)	$(1,663)
Net unrealized gain (loss) on securities available-for-sale	14	(20)

Accumulated other comprehensive loss	$(1,038)	$(1,683)

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

5. Convertible Senior Notes

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

7. Agreements with Novartis International Pharmaceutical Ltd.

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

8. Common Stock Offering

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

9. Equity Financing Agreement

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

10. Prepaid Supply Agreement

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

11. Legal Proceedings

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

As of September 30, 2006, we had incurred aggregate net losses of approximately $925.5 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

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

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Compounds under development:
XYOTAX	$6,412	$2,626
Pixantrone	1,986	1,940
Other compounds	239	407
Operating expenses	5,508	7,161
Discovery research	298	1,206

Total research and development expenses	$14,443	$13,340

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $185.7 million, $29.1 million and $20.7 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI-Europe, in January 2004 are excluded from this amount.

Research and development expenses increased to approximately $14.4 million for the three months ended September 30, 2006, from approximately $13.3 million for the three months ended September 30, 2005. Costs for our XYOTAX program increased primarily due to costs associated with our PIONEER trial which was initiated in the fourth quarter of 2005. Pixantrone costs increased due to costs associated with our EXTEND trial which was also initiated in the fourth quarter of 2005 and had increased enrollment throughout 2006 offset by a decrease in our phase I and II clinical trials due to the winding down of these trials. Operating expenses decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research expenses decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Compounds under development:
XYOTAX	$17,996	$14,695
Pixantrone	7,277	5,104
TRISENOX	—	3,543
Other compounds	794	1,523
Operating expenses	18,217	25,116
Discovery research	1,086	5,601

Total research and development expenses	$45,370	$55,582

Research and development expenses decreased to approximately $45.4 million for the nine months ended September 30, 2006, from approximately $55.6 million for the nine months ended September 30, 2005. Costs for our XYOTAX program increased primarily due to an increase in clinical activity related to the initiation of the PIONEER trial in the fourth quarter of 2005 offset in part by a $1.7 million write-down of our paclitaxel supply to its estimated fair value in the second quarter of 2005. Pixantrone costs increased due to an increase in clinical trial expenses, attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Costs for other compounds decreased due to slower new patient enrollment in our CT-2106 trials in 2006 as compared to 2005. Operating costs decreased primarily due to a reduction in our headcount resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Previously, our management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), had evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rule 13a-15(e) as of the end of the period covered by this report. Management had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. However, in connection with the filing of this Amendment No. 1 to our quarterly report on Form 10-Q, our management, under the supervision and with the participation of the Company’s CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, and concluded that due to the material weakness described below, we did not have effective disclosure controls and procedures relative to accounts payable and accrued expense balances as of September 30, 2006.

Description of Material Weakness

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified that at September 30, 2006, we had a material weakness relative to the effectiveness of our internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy, presentation and disclosure of accounts payable and accrued expenses in conformity with generally accepted accounting principles, including, maintaining effective controls to ensure that these balances were accurate in CTI (Europe).

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of September 30, 2006, we had an accumulated deficit of approximately $925.5 million. We are pursuing regulatory approval for XYOTAX and pixantrone and will need to conduct research, development, testing and regulatory compliance activities expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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