Form 10-K
period 2006-12-31
CELL THERAPEUTICS INC
filed 2007-03-16
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission file number: 001-12465

CELL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 Elliott Avenue West, Suite 400 Seattle, WA 98119	98119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2006 was approximately $195,011,000 based on the closing price of such shares on the NASDAQ National Market on June 30, 2006. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 12, 2007 was 155,141,271.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2007, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006 to which this Report relates.

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

When used in this Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. These factors include, but are not limited to, those listed under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1 “Business” and elsewhere in this Form 10-K.

We will not update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Cell Therapeutics, Inc., that file electronically with the Securities and Exchange Commission.

PART I

Item 1.	Business

Overview

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer.

We are developing XYOTAX, paclitaxel poliglumex, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. As announced in March and May, 2005, our STELLAR 2, 3, and 4 phase III clinical studies for XYOTAX did not meet their primary endpoints of superior overall survival. However, we believe a pooled analysis of STELLAR 3 and 4 demonstrates a statistically significant survival advantage among women receiving XYOTAX when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of XYOTAX and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR first-line trials. We believe the lack of safe and effective treatments for women with advanced first-line NSCLC who are performance status 2, or PS2, represents an unmet medical need. In December, 2005, we initiated a phase III clinical trial, known as the PIONEER, or PGT305, study, for XYOTAX as first-line monotherapy in PS2 women with NSCLC. In November 2006, we suspended enrollment in the PIONEER trial to allow data related to recently enrolled patients to mature and to assess the differences in early cycle deaths observed between arms of the study. In December 2006, at the recommendation of the Data Safety Monitoring Board we closed the PGT305 PIONEER lung cancer clinical trial and took patients off both treatment arms. The decision was due, in part, to the diminishing utility of the PIONEER trial given our plans to submit a new protocol to the U.S. Food and Drug Administration, or FDA. In early 2007, we submitted a new protocol under a Special Protocol Assessment, or SPA, to the FDA, and are presently in discussions with FDA on the protocol. The new protocol, PGT306, focuses exclusively on NSCLC in PS2 women with normal estrogen levels, the subset of patients where XYOTAX demonstrated the greatest potential survival advantage in the STELLAR trials. We anticipate initiating enrollment on the PGT306 clinical trial in the first half of 2007. Based on ongoing discussions related to the SPA for the PGT306 Phase III study, the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of Xyotax in the NSCLC setting. We expect to obtain agreement with the FDA on both pivotal studies through the SPA process. In Europe, we plan to submit a marketing authorization application, or MAA, for first-line treatment of patients with advanced NSCLC who are PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR 2, 3, and 4 pivotal trials. The basis for this filing has been reviewed by the Scientific Advice Working Party, or SAWP, at the European Medicines Agency, or EMEA.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. An interim analysis of our ongoing phase III study of pixantrone, known as the EXTEND study, was performed by the independent Data Monitoring Committee in the third quarter of 2006. Based on their review, the study will continue. Another interim analysis of the study will be performed on approximately 100 patients and is targeted for the second half of 2007.

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

The Oncology Market

Overview.    According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the United States, resulting in close to 570,000 deaths annually. The National Cancer Institute estimates that approximately 10.1 million people in the United States with a history of cancer were alive in January 2002, and it is estimated that one in three American women, and one in two American men will develop cancer in their lifetime. Approximately 1.4 million new cases of cancer were expected to be diagnosed in 2006 in the United States. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease. At the time of diagnosis, 70% of patients have tumors that have already spread to other parts of the body. Therefore, almost all receive systemic therapy such as chemotherapy during the course of their disease.

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

XYOTAX (paclitaxel poliglumex)

We are developing XYOTAX, a novel biologically enhanced chemotherapeutic agent which links a widely used anti cancer agent, paclitaxel, to a polyglutamate polymer for the potential treatment of NSCLC and ovarian and other cancers. XYOTAX utilizes a biodegradable polymer to deliver the chemotherapeutic agent paclitaxel preferentially to tumor tissue. By linking paclitaxel to a biodegradable amino acid carrier, the conjugated chemotherapeutic agent is inactive in the bloodstream, sparing normal tissues the toxic side effects of chemotherapy. The chemotherapeutic agent is activated and released once inside tumor tissue by the action of an enzyme called cathepsin B. The activity of this enzyme and thus the rate of release of XYOTAX is increased in the presence of estrogen. Preclinical data presented at the 2006 European Organization for Research and Treatment of Cancers, National Cancer Institute and American Association for Cancer Research, or EORTC-NCI-AACR, meeting demonstrated that the efficacy of XYOTAX is enhanced in certain human tumors when mice are given additional estrogen. More than 1,900 patients were treated in our four pivotal phase III trials of XYOTAX for the treatment of NSCLC. While each of these trials missed their primary endpoint of superior overall survival, women treated with XYOTAX for newly diagnosed advanced NSCLC had a significant improvement in their overall survival compared to women or men treated with standard chemotherapy. In addition, with single-agent XYOTAX, we observed a significant reduction in most of the severe toxic side effects associated with the standard chemotherapy agents studied in the STELLAR trials.

Taxanes, which include paclitaxel and docetaxel, are one of the best-selling classes of chemotherapies. Paclitaxel, one of two marketed taxanes, is approved for the treatment of NSCLC, ovarian cancer and breast cancer, although it is considered a standard of care in lung and ovarian cancers, where it is most widely used. XYOTAX, a novel biologically enhanced chemotherapeutic links polyglutamate to paclitaxel, the active ingredient in Taxol. Taxol is a formulation of paclitaxel in a mixture of polyethoxylated castor oil (Cremaphor) and ethanol, which is extremely irritating to blood vessels and requires surgical placement of a large catheter for administration. It also can cause severe life threatening allergic reactions that typically require pre-medications with steroids and antihistamines in addition to a minimum of three hours of intravenous infusion and transportation of patients to and from their treatment location. Unlike formulations of paclitaxel, XYOTAX uses a biodegradable protein polymer to deliver chemotherapy preferentially to tumor tissue. XYOTAX is approximately 80,000 times more water-soluble than paclitaxel alone, allowing it to be dissolved in a simple water and sugar based solution and infused in the patient over approximately ten to twenty minutes. XYOTAX does not require routine pre-medication with steroids and antihistamines to prevent severe allergic reactions and patients can drive themselves to and from treatment centers. The distribution and metabolism of XYOTAX to tumor tissue and subsequent release of active paclitaxel chemotherapy appears to be enhanced by estrogen allowing for superior effectiveness in women with pre-menopausal estrogen levels. This gender targeted benefit could also be exploited in post-menopausal women or men through estrogen supplementation.

XYOTAX for non-small cell lung cancer

The cancer drug most commonly used to treat NSCLC in the United States is paclitaxel. The ACS estimates that 150,000 new cases of NSCLC will be diagnosed in the United States in 2006 and approximately 128,000 of these patients are expected to receive chemotherapy. Of the estimated 128,000 NSCLC patients who receive chemotherapy, approximately 32,000 are classified as PS2. These patients tolerate chemotherapy poorly and have a significantly shorter median survival than healthier patients. Approximately 40,000 patients in the United States receive second-line treatment for NSCLC annually, for which docetaxel is the most commonly used agent to treat recurrent NSCLC.

In March 2005, we announced that our XYOTAX phase III pivotal trial, known as STELLAR 3, for the potential use in combination with platinum as front-line treatment of PS2 patients with NSCLC missed its primary endpoint of superior overall survival. XYOTAX had a reduction in certain side effects, including hair loss, muscle and joint pain, and cardiac symptoms. In May 2005, we announced that both the STELLAR 2 and 4 clinical trials missed their primary endpoints of superior overall survival, but had significant reductions in certain severe side effects compared to the comparator agents. The STELLAR 2 pivotal trial was evaluating XYOTAX for potential use as second-line single agent treatment for patients with NSCLC, and the STELLAR 4 pivotal trial was evaluating XYOTAX for potential use as front-line single agent treatment for PS2 patients with NSCLC.

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

In September 2005, we presented results from a phase II clinical trial, known as PGT202, of XYOTAX in the first-line treatment of men and women with advanced NSCLC, which demonstrated a survival advantage for women receiving XYOTAX as first-line therapy for NSCLC when compared to men. In this single arm study, the 35 women who received XYOTAX plus carboplatin had a 36 percent probability of living at least 1 year compared to 16 percent in the 39 men receiving the same regimen. A pooled analysis of the 463 patients treated with XYOTAX in the STELLAR 3, STELLAR 4 and PGT202 trials demonstrated a statistically significant survival advantage for women treated when compared to men, with women having a 39 percent probability of surviving at least 1 year compared to 25 percent for men (hazard ratio 0.63, log rank p=0.014).

In December 2005, we initiated the PIONEER study comparing XYOTAX to paclitaxel in the first-line treatment of PS2 women with advanced NSCLC. In addition, we initiated preclinical studies on the effect of gender/hormonal status on XYOTAX biodistribution, cellular uptake and metabolism to support the hypothesis for survival improvement in women. In November 2006, at the 18th Annual EORTC-NCI-AACR meeting, CTI scientists presented new preclinical data on the effect of circulating estrogen levels on tumor growth and levels of cathepsin B in tumor tissue. In these models, XYOTAX given at equivalent doses to standard paclitaxel was more active. The study showed that when additional estrogen was given, it substantially increased the tumor growth rate in colon cancer (HT-29) and NSCLC (H460) models. In addition, cathepsin B activity in the tumors increased by 35 to 40 percent in the presence of estrogen. The study also found that in estradiol supplemented female mice, XYOTAX demonstrated a nearly two-fold increase in anti-tumor activity compared to non-supplemented animals in the colon cancer tumor model. Studies are ongoing to evaluate the effect of estrogen on XYOTAX activity in the non-small cell lung tumor model. Importantly, there was no enhancement of the effect of standard paclitaxel in the presence of estradiol since estradiol does not enhance tumor exposure. Therefore, estradiol enhanced the relative efficacy advantage for XYOTAX over paclitaxel from 50% more activity in mice without estradiol supplementation to 83%.

In February 2006, we presented results that confirm the observation of enhanced efficacy in the presence of estrogen seen in the STELLAR first-line trials. In the three first-line trials of XYOTAX (PGT202, STELLAR 3, and STELLAR 4), women of pre-menopausal age or with normal estrogen levels had the strongest survival advantage over their counterparts. In an analysis of the 113 of 198 women in the pooled STELLAR 3 and 4 trial data who are of pre-menopausal age or normal estrogen level, women treated with XYOTAX had a highly significant prolongation in the 1-year and overall survival estimates compared to women treated with standard chemotherapy, with the XYOTAX patients having a 44% reduction in the overall risk of dying (log rank p=0.008) and a 43% 1-year survival estimate compared to 19% for women on standard chemotherapy (p=0.003). We believe these data indicate a potential favorable alternative for women with normal estrogen levels who have NSCLC.

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

In November 2006, we suspended enrollment in the PIONEER trial to allow data to mature and to assess the differences in early cycle deaths observed between arms of the study. In December 2006, in agreement with the Data Safety Monitoring Board, we closed the PIONEER lung cancer clinical trial and took patients off both treatment arms. Our decision was due, in part, to the diminishing utility of the PIONEER trial given our plans to submit a new protocol to the FDA. In January 2007, we submitted a new protocol under a SPA to the FDA. This new protocol, PGT306, focuses exclusively on NSCLC in PS2 women with normal estrogen levels, the subset of patients where XYOTAX has demonstrated the greatest potential survival advantage in the STELLAR trials.

Based on discussions with the SAWP of the EMEA, CTI plans to submit a marketing authorization application, or MAA, in Europe in the first half of 2008 for patients with advanced NSCLC who are PS2, based on a non-inferior survival and improved side effect profile. The discussions with the SAWP focused on using the STELLAR 4 study as primary evidence of non-inferiority and the STELLAR 3 study as supportive.

XYOTAX for ovarian cancer

The ACS estimated that approximately 22,000 new cases of ovarian cancer would be diagnosed in the United States in 2006. The standard of care for first-line treatment of ovarian cancer is paclitaxel and carboplatin. In April 2004, we announced that we entered into a clinical trials agreement with the Gynecologic Oncology Group, or GOG, to perform a phase III trial of XYOTAX as maintenance therapy in patients with ovarian cancer. In July 2004, the GOG submitted an Investigational New Drug application, or IND, along with the protocol for a SPA to the FDA. The GOG reached agreement with the FDA regarding the SPA in December 2004 and initiated the phase III study in March 2005. The primary endpoint of this trial is overall survival. Progression-free survival, safety and side effect profile are secondary endpoints.

Pixantrone

We are developing pixantrone, a novel anthracycline derivative, for the treatment of NHL. In the United States, aggressive NHL affects approximately 100,000 people with approximately 30,000 new cases diagnosed per year. The standard of care for first-line treatment of NHL is known as CHOP, which is a combination chemotherapy regimen consisting of cyclophosphamide, doxorubicin (an anthracycline), vincristine and prednisone. CHOP is used either alone or in conjunction with rituximab, and is able to induce complete responses, or CRs, in approximately 70% of patients. However, approximately 30% of patients eventually relapse and many are unable to undergo an additional course of CHOP therapy due to the risk of cardiac toxicity. As a result, chemotherapy regimens that do not include anthracyclines often are used for the second-line treatment of relapsed NHL. There are no drugs approved in the United States for second- or third-line treatment for patients with relapsed aggressive NHL.

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

We believe a next-generation anthracycline with better ease of administration, greater anti-tumor activity and less cardiac toxicity could gain a significant share of the anthracycline market. We also believe that such a drug could allow repeat therapy in relapsed patients and could allow combination therapy with a broader range of chemotherapies. Preclinical data and phase I and phase II clinical studies in approximately 381 patients indicate that pixantrone is easy to administer, may exhibit significantly lower potential for cardiac toxicity and may have more potent anti-tumor activity than marketed anthracyclines.

Pixantrone for relapsed aggressive non-Hodgkin’s lymphoma

We have several clinical trials ongoing, including a pivotal phase III trial for the treatment of patients with relapsed aggressive NHL, a condition for which there are no chemotherapy drugs approved in the United States. This 320 patient study is an international, randomized trial comparing pixantrone to a single agent of the treating physician’s choice. The primary endpoint of the study is complete response rate. We are currently enrolling patients on this clinical trial. An interim analysis of CTI’s ongoing phase III study of pixantrone, known as the EXTEND study, was performed by the independent Data Monitoring Committee in the third quarter of 2006. Based on their review, the study will continue. Another interim analysis of the study will be performed on approximately 100 patients and is targeted for the second half of 2007.

In July 2004, we announced that the FDA granted fast track designation for pixantrone for the treatment of relapsed aggressive NHL.

In a phase II trial published in the journal Hematologica in August 2003, 33 patients with relapsed aggressive NHL who failed a median of two prior regimens (range 0 to 5), including prior anthracycline therapy, were treated with single-agent pixantrone. Of the 30 patients evaluable for response, an objective tumor response was observed in 9 patients (30%) with 5 patients (17%) experiencing a CR. Median duration of response was encouraging (~10.5 months) and in one case the response lasted more than 24 months. Pixantrone was well tolerated in this trial with neutropenia being the most relevant hematologic side effect. Cardiac symptoms were infrequent with only three patients experiencing a decrease of more than 10% of the left ventricular ejection fraction, a marker of cardiac function, which was possibly treatment-related. We believe that the low incidence of cardiac toxicity reported in this trial was encouraging because the majority of patients had previously been exposed to anthracycline doses that significantly increased their risk for cardiac toxicity.

We also have reported positive clinical data for pixantrone as a replacement for the standard anthracycline agent doxorubicin as part of the CHOP regimen in patients who previously failed CHOP and other multi-agent regimens. Results from a phase II study of the CHOP-variant regimen, known as CPOP, which replaces doxorubicin with pixantrone, were presented at the 48th Annual Meeting of the American Society of Hematology, or ASH, in December 2006. In a total of 30 patients evaluable for response, 22 patients (73%) achieved an overall response, including 14 patients (47%) experiencing a CR and 8 patients (26%) experiencing a partial response. The predominant side effects (grade 3/4) were hematologic, including neutropenia (97%), leucopenia (90%), lymphopenia (53%), anemia (30%), thrombocytopenia (20%), and febrile neutropenia (20%). Based on the positive preliminary data from this trial reported in 2004, we initiated a phase II clinical trial, known as PIX203 or RAPID, of CHOP combined with rituximab versus CPOP combined with rituximab for the initial treatment of patients with aggressive NHL.

We also have conducted clinical trials for pixantrone using a variant of the regimen known as ESHAP, which consists of methylprednisolone, etoposide, cisplatin, and cytarabine. The ESHAP-variant, known as the BSHAP regimen, is a non-anthracycline regimen containing pixantrone, developed as a second-line therapy for patients who fail front-line CHOP and who are not able to receive further anthracycline treatment. In this modified regimen, pixantrone replaces etoposide, with a goal to improve efficacy. Results from a phase I/II trial, reported in 2004 at the 40th annual meeting of the American Society of Clinical Oncology, or ASCO, showed that among 18 evaluable patients, 11 (61%) achieved an objective tumor response with seven patients (39%) achieving a CR. No clinically significant cardiac events were observed in this trial. Left ventricular ejection fraction decrease to less than 50 percent and/or decrease of 10% or more from baseline was observed in seven patients. In 70 cycles of chemotherapy, the following grade 4 side effects were reported: neutropenia in 13 patients, thrombocytopenia in eight patients, anemia in four patients, and febrile neutropenia in one patient.

Pixantrone for other indications

Other clinical data suggest pixantrone may be useful in treating indolent NHL, a less rapidly progressive but ultimately fatal form of NHL. In November 2005, CTI presented results from a multi-center randomized trial, known as AZA302. This trial, evaluating pixantrone plus rituximab versus rituximab alone among patients with relapsed or refractory indolent NHL, was modified and reduced, as announced in our annual filing on Form 10-K in 2004, as a result of our strategy to conduct a pivotal phase III trial in aggressive NHL, which we believe provides the fastest route to registration for pixantrone. Of the 38 patients evaluable for response, patients receiving the combination of rituximab and pixantrone had an 87% overall improvement in time to progression, or TTP, compared to rituximab alone. The median TTP estimate for the pixantrone/rituximab recipients was 13.2 months compared to 8.1 months for rituximab alone (hazard ratio 0.13, log rank p <0.001). The one- and two-year progression-free survival estimates were 66% and 44% for the pixantrone/rituximab recipients compared to 0% for the rituximab patients for both measurement intervals (p <0.001 and 0.003, respectively). The study also demonstrated a significant improvement in major objective responses (≥ 50% shrinkage in tumor size). The pixantrone-rituximab combination produced a complete response (CR) in seven patients (35%), with eight patients (40%) experiencing a partial response (PR) and four patients (20%) with stable disease (SD). Rituximab monotherapy produced a CR in two patients (11%), PR in four patients (22%) with six patients having SD (33%). This corresponds to a major objective response rate of 75% in the combination therapy arm compared to 33% in the rituximab group (p=0.021). Side effects on pixantrone were generally mild to moderate (grade 1 or 2) with the exception of three cases of serious neutropenia associated with the pixantrone/rituximab arm. The median cumulative dose of pixantrone administered was 1014 mg/m²; no cases of treatment-related grade 3 or 4 cardiac toxicity were reported.

In a presentation at ASH 2006, preliminary data from a phase I/II study of pixantrone in combination with fludarabine, dexamethasone and rituximab (‘FPD-R’) in the treatment of patients with relapsed/refractory indolent (NHL) were presented. Pixantrone was administered in this variation of the FND-R regimen, where pixantrone replaces the anthracycline derivative mitoxantrone. Of the 27 evaluable patients in this trial, 24 patients (89%) achieved an objective response, including 19 patients (70%) who achieved complete response/unconfirmed complete response and 5 patients (19%) achieving a partial response. The estimated median duration of response was 25 months (range 2.4 to 43 months) and the estimated progression-free survival rate at three years was 50.4%. The primary toxicities (grade 3/4) were hematologic, including lymphopenia (89%), neutropenia (82%), leucopenia (79%), thrombocytopenia (21%), and febrile neutropenia (11%).

In February 2007, we submitted a protocol under a SPA to the FDA for the design of our phase III trial of pixantrone for patients with indolent NHL. The protocol, PIX303, will examine the complete remission rates and time to disease progression of the combination regimen of fludarabine, pixantrone and rituximab (FP-R) compared to the combination of fludarabine and rituximab (F-R) in the treatment of patients who have failed up to five prior treatments for relapsed or refractory indolent NHL. The trial is expected to enroll 300 patients.

CT-2106 (polyglutamate camptothecin)

We have been developing a novel polyglutamate-camptothecin molecule, CT-2106 with ongoing phase I/II studies in colorectal and ovarian cancers. Camptothecins are an important and fast growing class of anti-cancer drugs. However, like taxanes, their full benefit is limited by poor solubility and significant toxicity. In April 2004, we initiated a phase I/II clinical trial of CT-2106 in combination with infusional 5 fluorouracil/folinic acid, or 5-FU/FA, in patients with metastatic colorectal cancer who have failed front-line therapy with oxaliplatin. We also initiated a phase II clinical trial of CT-2106 as a single-agent in ovarian cancer at the end of 2004.

We presented preliminary phase I data on CT-2106 at the EORTC-NCI-AACR conference in September 2004. The data showed that CT-2106 was well tolerated and lacked the severe gastrointestinal side effects, or diarrhea and bladder or hematuria toxicities, which are typical for camptothecins.

We have delayed development of CT-2106 at this time and have no clinical trial material for additional trials. We are presently focusing our resources on the development XYOTAX and pixantrone. At the appropriate time we will need to identify and qualify manufacturers for the production of additional clinical trial materials.

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

CTI’s Ongoing Clinical Trials

The following table lists our active clinical trials (indicated by a status of “open”) and trials that have recently closed to enrollment.

Product Candidate	Indication/Intended Use	Phase/Status
XYOTAX (CT-2103)	NSCLC, first-line, PS2, females with normal estrogen levels (PGT306)	III / protocol submitted

	NSCLC, first-line, PS2, females (PIONEER or PGT305)	III / closed to enrollment

	Ovarian first-line maintenance (GOG0212)	III / open

	Combination with cisplatin and radiation for esophageal and gastric cancer (PGT104)	I / open
Pixantrone	Aggressive NHL, > 3 relapses, single-agent (PIX301)	III / open

	Aggressive NHL, front-line, CPOP-R (PIX203)	II / open
CT-2106	Relapsed colorectal cancer (CAM201)	II / open

Research and Preclinical Development

We are also working on a number of drug targets in discovery research. Among these programs are bisplatinum agents, HIF-1a / p300 inhibitors, and proteasome inhibitors with indirect inhibition properties. We are in the process of continued target validation and lead optimization and may elect to move one or more of these programs into early development in 2007. In addition to discovery research, preclinical activities are focused on product lifecycle management, including the development of alternative dosage forms and routes of administration for existing products in the development pipeline.

Research and development is essential to our business. We spent $62.0 million, $68.8 million, and $101.1 million in 2006, 2005 and 2004, respectively, on Company sponsored research and development activities.

Collaboration and Licensing Arrangements

Novartis International Pharmaceutical Ltd.    In September 2006, we entered into an exclusive worldwide licensing agreement with Novartis International Pharmaceutical Ltd., or Novartis, for the development and commercialization of XYOTAX. Total product registration and sales milestones due from Novartis for XYOTAX under the agreement could reach up to $270 million. The agreement also provides Novartis with an option to develop and commercialize pixantrone based on agreed terms. If Novartis exercises its option on pixantrone under certain conditions, Novartis would pay CTI a $7.5 million license fee, up to $104 million in registration and sales related milestones and a royalty on pixantrone worldwide net sales as well as reimbursement for certain expenses. In connection with the licensing agreement, we also entered into a securities purchase agreement with Novartis, under which we agreed to sell and Novartis agreed to purchase an aggregate of 8,670,520 shares of our common stock for a total purchase price of $15 million. In October 2006, both the co-development and securities purchase agreements became effective upon the receipt of antitrust regulatory clearance, and accordingly, we closed the sale of the shares of common stock to Novartis.

PharmaBio Development.    In December 2004, we entered into a six year financing and services agreement with PharmaBio, the strategic partnering group of Quintiles Transnational, Corp., or Quintiles, involving our cancer therapy, TRISENOX. Under the agreement, in return for cash and services, we were required to pay PharmaBio royalties based on a percentage of net sales of TRISENOX in the United States and certain European countries beginning in 2006. The agreement also provided PharmaBio Development with a security interest in TRISENOX related to our royalty payment obligations. In July 2005, the agreement was terminated in connection with the divestiture of TRISENOX to Cephalon and we were required to pay $39.4 million for the extinguishment of the royalty obligation.

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

Chugai Pharmaceutical Co., Ltd.    In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, for the development and commercialization of XYOTAX. This agreement grants an exclusive license to Chugai to develop and commercialize XYOTAX in several Asian markets. Upon execution of the agreement, Chugai paid us an initial payment and we received and recognized as revenue a milestone payment in 2002. In 2005 we were in discussions with Chugai about the relinquishing by Chugai of its rights to certain Asian markets while retaining our development and commercialization rights of XYOTAX in these territories. In October 2005, we received a letter from Chugai proposing the termination of the License Agreement. This agreement was terminated effective March 2006.

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

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel, a starting material for XYOTAX, which was to be delivered by NPI over several years. This material was intended to be used primarily for research and development activities. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. As we had adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement with NPI to reduce the amount of material we would receive and we were refunded $0.8 million of our prepayment. In addition, the agreement, as amended, grants NPI the exclusive right to purchase up to 5 kilograms of our paclitaxel supply at our original cost through September 1, 2007. The amended agreement also allows NPI the right to sell some or all of the paclitaxel supply to its customers and replace the material within 60 days with newer material having a longer expiration date.

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

The FDCA permits the FDA and IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as special protocol assessment, or SPA. These agreements may not be changed after the clinical studies begin, except in limited circumstances. The existence of an SPA, however, does not assure approval of a product candidate.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. The FDA will review the application and may deem it to be inadequate to support the registration, and we cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the drug is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The FDA has various programs, including fast track, priority review and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, that the review time will be reduced or that the product will be approved.

Before approving an NDA, the FDA usually will inspect the facility or the facilities where the drug is manufactured and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter. An approvable letter contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

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

Marketing of prescription drugs is also subject to significant regulation through federal and state agencies tasked with consumer protection and prevention of medical fraud, waste and abuse. If we, or our future collaborators, are able to obtain FDA approval to market any of our product candidates, we must comply with restrictions on off-label use promotion, anti-kickback, ongoing clinical trial registration, and limitations on gifts and payments to physicians.

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

Employees

As of December 31, 2006, we employed approximately 197 individuals, including 129 in the United States and 68 in Europe. In the United States, 16 employees hold doctoral degrees while 37 hold doctoral degrees in Europe. Our U.S. employees do not have a collective bargaining agreement. Our European employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of December 31, 2006, we had an accumulated deficit of approximately $961.1 million. We are pursuing regulatory approval for XYOTAX and pixantrone and will need to conduct research, development, testing and regulatory compliance activities, expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

We expect that our existing cash and cash equivalents, securities available for sale and interest receivable will not be sufficient to fund our operations at current levels for the next 12 months and accordingly, we will need to raise additional funds. We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources. In particular, we will need to raise additional funds to complete the phase III clinical trials for XYOTAX and pixantrone.

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

Our bylaws require that a quorum, consisting of a majority of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. A quorum was not present at our annual meeting of shareholders scheduled for June 23, 2006 or at our rescheduled annual meeting scheduled for November 30, 2006, in Milan. We currently plan to hold a special meeting of shareholders on April 10, 2007, with the sole purpose being to increase the number of authorized shares of common stock. If we are unable to obtain a quorum at the special meeting and thus fail to get shareholder approval of this corporate action, such failure could have a materially adverse effect on the Company. It is possible that even if we are able to obtain a quorum for our special meeting of the shareholders we may still not receive enough votes to approve the increase in the number of authorized shares of our common stock. If we are unable to achieve this increase, such failure could have a materially adverse effect on the Company.

We could fail in financing efforts if we fail to receive shareholder approval when needed.

We are required under the Nasdaq Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of our total shares of common stock outstanding before the issuance of the securities at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by Nasdaq. Funding of our operations in the future may require shareholder approval for purposes of complying with the Nasdaq Marketplace Rules. We could require such approval to raise additional funds, but might not be successful in obtaining any such required shareholder approval.

We may not receive the regulatory approvals required for us to raise funds using the Step-Up Equity Financing Agreement.

In June 2006 we announced that we had entered into a Step-Up Equity Financing Agreement with Société Générale, pursuant to which we had the option, subject to the satisfaction of certain conditions, to issue shares of our common stock to Société Générale. If we are unable to increase the number of authorized shares of our common stock, as described in the risk factors above, we will be unable to issue shares under this agreement. We are also required to file and obtain an authorization for the publication of an Italian Listing Prospectus prior to being able to issue any shares under this agreement, and any delays or restrictions relating to this could potentially impair our ability to raise funds through this agreement. We will not be able to raise funds by issuing shares to Société Générale pursuant to this agreement if we are unable to satisfy this condition, and we may be unable to raise necessary funds from other sources.

We are required to comply with the regulatory structure of Italy because our stock is traded on MTAX, which could result in administrative challenges.

Our stock is traded on the MTAX market and we are required to also comply with the rules and regulations of CONSOB and Borsa Italiana, which collectively regulate companies listed on Italy’s public markets. Conducting our operations in a manner that complies with all applicable laws and rules requires us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all regulatory regimes. Compliance with Italian listing requirements may delay additional issuances of our common stock and we are taking appropriate steps to conform to the requirements of the Italian stock exchange and CONSOB to allow such additional issuances.

We have identified material weaknesses in our internal control over financial reporting and we have received an adverse opinion on internal control over financial reporting from our independent registered public accounting firm in connection with their annual internal control attestation process

In December 2006 we discovered material inadvertent errors in accounting for accounts payable and accrued expenses in our Italian subsidiary, Cell Therapeutics, Europe Srl (CTI Europe). As a result of the discovery of these errors, we restated our March 31, 2006, June 30, 2006 and September 30, 2006 interim consolidated financial statements filed in Forms 10-Q/A. In connection with the restatements, we reevaluated our disclosure controls and procedures and identified the following material weaknesses:

•

We did not maintain an effective review and approval process in CTI (Europe) to ensure the accuracy of accounts payable and accrued expenses for certain activities shared by headquarters and CTI (Europe) in conformity with generally accepted accounting principles.

•	We did not maintain effective internal controls related to the financial reporting process to detect errors that are not identified by the process level controls in CTI (Europe).

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our registered independent public accounting firm of Stonefield Josephson, Inc., as auditors of the Company’s consolidated financial statements, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and has issued an adverse opinion on our internal control over financial reporting as of December 31, 2006.

The existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock.

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

In December 2006, we closed the PIONEER clinical trial and submitted a protocol for a new clinical trial, PGT306, to focus on the primary efficacy endpoint of survival in women with normal estrogen levels. We may not receive positive interim results from the PGT306 trial, which would preclude our planned submission of an NDA based on such interim results with the results of the STELLAR 3 and 4 trials to support the filing.

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

We believe that while we owned TRISENOX, which was divested to Cephalon, Inc., in July 2005, it was prescribed by physicians largely for uses not approved by the FDA. Although physicians may lawfully prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses is unlawful. Some of our practices intended to make physicians aware of off-label uses of TRISENOX, without engaging in off-label promotion, could nevertheless have been construed as off-label promotion, and it is likely that some instances of off-label promotion occurred in the past. Although we have policies and procedures in place designed to assure ongoing compliance with FDA requirements regarding off-label promotion, some non-compliant actions may nevertheless have occurred. In October 2004, we announced that the United States Attorney’s Office, or USAO, for the Western District of Washington had initiated an investigation into certain of our business practices relating to TRISENOX. USAO’s investigation relates to our promotional practices relating to TRISENOX; our reporting of revenue relating to TRISENOX sales; and statements made by our representatives, and our expert third party reimbursement consultant, relating to the eligibility of TRISENOX for Medicare reimbursement when the drug was used to treat certain off-label indications. USAO has issued subpoenas to third parties relating to its investigation. Claims associated with the above-referenced as well as related conduct have been filed against us under seal on behalf of the government by a private party in a qui tam action. After fully cooperating with USAO (through the provision of documents and periodic meetings) we have reached an oral agreement in principle with the USAO regarding the material terms of a settlement. The final terms and details of this settlement are subject to change and pending the completion and execution of a definitive settlement agreement between the Company and the USAO, but we understand that the agreement in principle is that we will make a single payment of $10.5 million to the USAO in return for a release of all government claims in connection with the qui tam action and related matters. We would not make any admission of wrongdoing as part of this settlement. There is no guarantee that the Company and the USAO will be able to complete a definitive settlement agreement on the terms of the oral agreement in principle or at all. This settlement does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorney’s fees and employment related claims. We believe that claims related to wrongful termination are not meritorious. We believe that regardless of whether the government or the private party pursues this lawsuit that one of the primary claims that might be pursued would be that we violated the

Federal False Claims Act by receiving reimbursement from Medicare for improper off-label use of TRISENOX or otherwise ineligible sales of TRISENOX over the period ranging from October 2000 until TRISENOX’ disposition to Cephalon in July of 2005. During this period we utilized a third party reimbursement expert. We believe that we have meritorious defenses to these claims. It is unclear to us under this theory what sales or portions thereof would be in question. Under the False Claims Act, damages can be trebled and separate fines imposed for each violation, if the government or the private party plaintiff were to prevail in this lawsuit it is likely that such an adverse judgment would have a material adverse effect on our financial position, liquidity and results of operations.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•

If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products including, among others, Bristol-Myers Squibb Co., which markets paclitaxel; Aventis, which markets docetaxel; Genentech and OSI Pharmaceuticals, which markets Tarceva™; Genentech, which markets Avastin™, Lilly, which markets Alimta®, and American Pharmaceutical Partners, which markets Abraxane™. In addition, several companies such as NeoPharm Inc., Sonus Pharmaceuticals and Telik, Inc. are also developing products which could compete with XYOTAX.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended December 31, 2006, our stock price ranged from a low of $1.12 to a high of $2.53. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

Provisions of our articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control. These provisions include:

•	a classified board so that only approximately one third of the board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of shareholder nominations and proposals;

•	the ability of our board of directors to amend our bylaws without shareholder approval; and

•

the ability of our board of directors to issue shares of preferred stock without shareholder approval upon the terms and conditions and with the rights, privileges and preferences as the board of directors may determine.

In addition, as a Washington corporation, we are subject to Washington law which imposes restrictions on some transactions between a corporation and certain significant shareholders.

These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 68,000 square feet of lab and office space at 201 Elliott Avenue West in Seattle, Washington. The lease expires in January 2008, with one five-year renewal option at the then prevailing market rent. As of December 31, 2006, we had entered into subleases for approximately 36,000 square feet of this space with the subleases expiring in January 2008 and have vacated the remaining space. We also lease approximately 77,000 square feet of space at 501 Elliott Avenue West in Seattle, Washington under an amended lease for our executive offices and administrative operations. The lease expires in July 2012. Cell Therapeutics Europe S.r.l., or CTI (Europe), acquired through the merger with Novuspharma at the beginning of 2004, leases approximately 60,000 square feet of office and laboratory space in Bresso (Milan), Italy. The leases expire in 2010 and 2013. We believe our existing and planned facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

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

We have reached an oral agreement in principle with the USAO regarding the material terms of a settlement. The final terms and details of this settlement are subject to change and pending the completion and execution of a definitive settlement agreement between the Company and the USAO, but we understand that the agreement in principle is that we will make a single payment of $10.5 million to the USAO in return for a release of all government claims in connection with the qui tam action and related matters. We would not make any admission of wrongdoing as part of this settlement. There is no guarantee that the Company and the USAO will be able to complete a definitive settlement agreement on the terms of the oral agreement in principle or at all. This settlement does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorney’s fees and employment related claims. We believe that claims related to wrongful termination are not meritorious.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert, seeking recovery of damages, including losses incurred by the Company in connection with its above referenced USAO investigation, defense and settlement of claims by the government concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “CTIC”, and effective January 2, 2004, we commenced the trading of our common stock on MTAX (formerly known as the Nuovo Mercato) in Italy, also under the ticker symbol “CTIC”. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock, as reported on the Nasdaq National Market, our principal trading market.

	High	Low
2005
First Quarter	10.85	3.49
Second Quarter	4.05	2.47
Third Quarter	3.49	1.97
Fourth Quarter	2.83	2.10
2006
First Quarter	2.34	1.79
Second Quarter	2.02	1.31
Third Quarter	2.53	1.12
Fourth Quarter	1.95	1.42

On March 12, 2007, the last reported sale price of our common stock on the Nasdaq Global Market was $1.52 per share. As of March 12, 2007, there were approximately 232 shareholders of record of our common stock.

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

Sales of Unregistered Securities

Not Applicable.

Stock Repurchases in the Fourth Quarter

The following table sets forth the repurchases made by us in the fourth quarter of 2006.

Period	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs
October 1 – October 31, 2006	1,094,000	(1)	$1.73	—	—
November 1 – November 31, 2006	—		—	—	—
December 1 – December 31, 2006	—		—	—	—

(1)

In October 2006, we were notified by the Nasdaq Stock Market, or Nasdaq, that our September 2006 offering of 23,121,394 shares of common stock and warrants to purchase 5,780,352 shares of common stock did not comply with the shareholder approval requirements set forth in Nasdaq Marketplace Rule 4350(i)(1)(D). This rule requires shareholder approval for transactions other than “public offerings” that exceed 20% of the outstanding shares at a price less than market value. In response to this notification, we repurchased 1,094,000 shares of common stock and 5,660,352 warrants for an aggregate price of $3,024,691 thereby reducing the number of shares below the 20% threshold. The Nasdaq has confirmed that the Company has regained compliance with Nasdaq Marketplace Rule 4350(i)(1)(D) and the matter is now closed.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2006, including the 2003 Equity Incentive Plan, Novuspharma S.p.A. Stock Option Plan, 1994 Equity Incentive Plan and the 1996 Employee Stock Purchase Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Plans Approved by Shareholders	5,905,553	(1)	$10.13	712,437	(2)	6,617,990
Plan Not Approved by Shareholders(3)	250,000		$2.97	None		250,000

(1)	Consists of the 2003 Equity Incentive Plan and the 1994 Equity Incentive Plan.
(2)	Consists of 481,542 shares available for future issuance under the 2003 Equity Incentive Plan and 230,895 shares available for future issuance under the 1996 Employee Stock Purchase Plan subject to approval by shareholders to extend the expiration date of this plan.
(3)	Consists of the Novuspharma S.p.A. Stock Option Plan adopted in connection with the merger between CTI and Novuspharma.

Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan

In December 2003, the Board of Directors approved the assumption and amendment and restatement of the Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan, or Plan, in connection with the merger between CTI and Novuspharma. The Plan expired on December 31, 2006. The Plan provided for the grant of nonqualified stock options and restricted stock to certain of our officers, employees, members of our Board of Directors and consultants. The plan administrator determined, on a grant-by-grant basis, what terms and conditions applied to options and restricted stock granted under the Plan (including vesting restrictions). The Plan permitted options to be exercised with cash or certain other legal forms of consideration. In the event of our change of control (including our merger with or into another corporation or our sale of substantially all of our assets), the Plan provided that we may determine, in our discretion, that each optionee may vest in his or her option or restricted stock award with respect to any or all of the shares subject to the award (including shares that were unvested prior to the change of control) and that such awards may otherwise be assumed or substituted for by the successor corporation. There were 350,000 shares of common stock reserved under the Plan. Due to the expiration of the plan, there were no shares available for future issuance as of December 31, 2006.

Stock Performance Graph

	3/31/02	6/30/02	9/30/02	12/31/02
Cell Therapeutics, Inc.	$102.86	$22.58	$18.23	$30.12
Nasdaq Stock Index (U.S.)	$94.75	$75.52	$60.60	$69.13
Nasdaq Pharmaceutical Index	$89.45	$63.43	$58.46	$64.62

	3/31/03	6/30/03	9/30/03	12/31/03
Cell Therapeutics, Inc.	$34.34	$40.43	$46.89	$35.92
Nasdaq Stock Index (U.S.)	$69.54	$83.85	$92.32	$103.36
Nasdaq Pharmaceutical Index	$69.95	$87.74	$92.65	$94.72

	3/31/04	6/30/04	9/30/04	12/31/04
Cell Therapeutics, Inc.	$35.05	$30.53	$28.42	$33.72
Nasdaq Stock Index (U.S.)	$102.65	$105.69	$98.08	$112.49
Nasdaq Pharmaceutical Index	$98.87	$97.79	$93.53	$100.88

	3/31/05	6/30/05	9/30/05	12/31/05
Cell Therapeutics, Inc.	$14.87	$11.23	$11.85	$9.03
Nasdaq Stock Index (U.S.)	$103.33	$106.84	$111.94	$114.88
Nasdaq Pharmaceutical Index	$88.60	$92.79	$109.07	$111.09

	3/31/06	6/30/06	9/30/06	12/31/06
Cell Therapeutics, Inc.	$7.91	$5.97	$7.08	$7.25
Nasdaq Stock Index (U.S.)	$121.85	$113.60	$118.05	$126.22
Nasdaq Pharmaceutical Index	$114.11	$102.08	$106.66	$108.75

Item 6.	Selected Consolidated Financial Data

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$—	$14,599	$26,626	$22,105	$11,393
License and contract revenue	80	1,493	2,968	2,660	5,503

Total revenues	80	16,092	29,594	24,765	16,896

Operating expenses:
Cost of product sold	—	518	1,104	840	423
Research and development	61,994	68,767	101,127	89,534	58,759
Selling, general and administrative	35,303	61,717	78,522	55,641	49,800
Acquired in-process research and development(1)	—	—	87,375	—	—
Amortization of purchased intangibles	792	1,254	2,294	1,335	6,701
Restructuring charges and related asset impairments(2)	591	12,780	—	—	—
Gain on divestiture of TRISENOX(3)	—	(71,211)	—	—	—

Total operating expenses	98,680	73,825	270,422	147,350	115,683

Loss from operations	(98,600)	(57,733)	(240,828)	(122,585)	(98,787)

Other income (expense):
Investment and other income	2,866	2,588	1,636	1,880	4,819
Interest expense	(19,829)	(16,546)	(10,988)	(9,326)	(11,240)
Foreign exchange gain (loss)	1,877	8	(2,118)	—	—
Make-whole interest expense	(24,753)	(1,013)	—	—	—
Debt conversion expense	—	(23,608)	—	—	—
Gain on derivative liabilities	6,024	236	—	—	—
Gain on exchange of convertible notes	7,978	—	—	—	55,305
Settlement expense	(11,382)	—	—	—	—
Loss on extinguishment of royalty obligation	—	(6,437)	—	—	—

Net loss	$(135,819)	$(102,505)	$(252,298)	$(130,031)	$(49,903)

Basic and diluted net loss per share(4)	$(1.21)	$(1.59)	$(4.67)	$(3.89)	$(1.48)

Shares used in calculation of basic and diluted net loss per share	112,283	64,553	54,052	33,418	33,763

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, securities available-for-sale and interest receivable	$54,407	$69,067	$116,020	$92,838	$142,157
Restricted cash(5)	—	25,596	—	—	—
Working capital	30,166	76,288	93,813	71,898	129,849
Total assets	101,821	155,440	184,996	146,090	186,780
7.5% Convertible senior notes(6)	48,186	—	—	—	—
6.75% Convertible senior notes(7)	6,945	79,046	—	—	—
5.75% Convertible senior subordinated notes(8)	27,407	66,929	85,459	85,459	85,460
4.0% Convertible senior subordinated notes(9)	55,150	55,150	75,000	75,000	—
5.75% Convertible subordinated notes(10)	28,490	29,640	29,640	29,640	29,640
Royalty obligation	—	—	25,123	—	—
Other long-term obligations, less current portion	4,667	7,326	6,363	5,012	6,704
Accumulated deficit	(961,108)	(825,289)	(722,784)	(470,486)	(340,455)
Total shareholders’ equity (deficit)	(101,604)	(107,097)	(70,708)	(82,542)	43,483

(1)	Amount represents the value of Novuspharma’s research and development projects and technologies which had no alternative use and which had not reached technological feasibility as of January 1, 2004, the effective date of the merger between CTI and Novuspharma.
(2)	The 2005 amount represents costs related to our 2005 restructuring activities which includes excess facilities charges of $7.1 million, employee separation costs of $3.5 million, lease termination payments of $1.2 million and restructuring related asset impairment charges of $1.0 million. The 2006 balance represents adjustments to these amounts.
(3)	Amount represents the gain recognized on the divestiture of TRISENOX and certain proteasome assets to Cephalon as well as transition services provided to Cephalon related to TRISENOX and proteasome assets.
(4)	See Notes 1 and 16 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per share.
(5)	The 2005 amount represents approximately $24.6 million held in escrow to fund potential redemptions of up to 30% of the aggregate amount of our 6.75% convertible senior notes and approximately $1.0 million held in connection with the liquidation of Cell Therapeutics (Ireland) Holding Limited.
(6)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 478.519 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.09 per share. Included in this amount is $2.3 million included in current portion of derivative liability.
(7)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.63 per share.
(8)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $10.00 per share.
(9)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $13.50 per share.
(10)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $34.00 per share.

Item 7.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Consolidated Financial Statements and the related Notes included in Items 6 and 8 of this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors” that could cause actual results to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Overview

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary cancer drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of December 31, 2006, we had incurred aggregate net losses of approximately $961.1 million since inception. We expect to continue to incur operating losses for at least the next several years.

On January 1, 2004, we completed our merger with Novuspharma S.p.A., a public biopharmaceutical company located in Italy, currently Cell Therapeutics Europe S.r.l., or CTI (Europe). This merger provided us with worldwide rights to pixantrone, approximately $92.5 million of cash and cash equivalents upon closing of the acquisition, and a drug discovery organization and staff with an extensive track record in cancer drug development. The merger, including the addition of pixantrone to our pipeline, is consistent with our strategy of growth by strategic acquisition and our goal to develop improved cancer therapies.

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

In December 2004, we entered into a royalty interest financing arrangement with PharmaBio for $25.0 million in financing and $5.0 million in services to be provided by PharmaBio and its affiliates and paid by PharmaBio. Upon the divestiture of TRISENOX, we made a payment to PharmaBio of $39.4 million from the proceeds received from the divestiture, terminating our obligations under the financing agreement with PharmaBio. PharmaBio’s obligation to provide to us the remainder of the $5.0 million in services survived the termination of our obligations, of which $4.4 million has been provided as of December 31, 2006.

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

These make-whole features represent embedded derivatives which are required to be accounted for separately from the related debt securities. The fair value of the derivative for the 6.75% notes is calculated based on a discounted cash flow model. The fair value of the derivative related to the 7.5% notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. As of December 31, 2006 we determined that we would make additional discretionary make-whole payments to certain investors in 2007. These additional payments constitute modifications to the terms of the agreement and have been included in the valuation model. The value of these payments as of December 31, 2006 are recorded in current portion of derivative liability. Changes in the estimated fair value of the liabilities are included in gain on derivative liabilities and will be required until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted Financial Accounting Standards Board, or FASB, Statement No. 123(R), Share-Based Payment (Revised 2004), or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by FASB Statement No. 123, Accounting for

Stock-Based Compensation, or SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. Under our plan, stock options are generally granted at fair market value.

We adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, beginning on the effective date, or January 1, 2006, compensation cost recognized includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, in accordance with the modified-prospective transition method, results for prior periods have not been restated to reflect the impact of SFAS 123(R). We use the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards granted after January 1, 2006. Expense is recognized using the graded-vesting multiple-option method for options granted prior to January 1, 2006.

Under SFAS 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123(R) and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

As a result of adopting SFAS 123(R), our net loss was $4.1 million higher and our basic and diluted net loss per share was $0.04 higher than if we had continued to account for share-based compensation under APB No. 25 for the year ended December 31, 2006.

As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options and share awards amounted to $1.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.3 years. This amount does not include unrecognized compensation cost related to 525,000 shares of contingent share awards granted during 2005 and 1.4 million contingent share awards granted during December 2006.

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

Results of Operations

Years ended December 31, 2006 and 2005.

Product sales.    TRISENOX was, prior to its divestiture to Cephalon in July 2005, our commercial product approved by the FDA, EMEA, and the Japanese Ministry of Health to treat patients with relapsed or refractory acute promyelocytic leukemia. As a result of the divestiture, there were no product sales for the year ended December 31, 2006. We recorded net product sales of approximately $14.6 million for TRISENOX for the year ended December 31, 2005.

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

License and contract revenue for the year ended December 31, 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine. For the year ended December 31, 2005, we recognized approximately $1.5 million of license and contract revenue consisting primarily of the remaining deferred revenue balance related to the initial payment from Chugai.

Cost of product sold.    There was no cost of product sold for the year ended December 31, 2006 due to the divestiture of TRISENOX to Cephalon on July 18, 2005. The cost of product sold during the year ended December 31, 2005 was approximately $0.5 million. Cost of product sold consisted primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2006	2005
Compounds under development:
XYOTAX	$24,722	$18,251
Pixantrone	10,404	6,634
TRISENOX	—	3,682
Other compounds	848	2,019
Operating expenses	24,545	31,871
Discovery research	1,475	6,310

Total research and development expenses	$61,994	$68,767

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, TRISENOX and pixantrone are approximately $192.4 million, $29.1 million and $23.9 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount.

Research and development expense decreased to approximately $62.0 million for the year ended December 31, 2006, from approximately $68.8 million for the year ended December 31, 2005. Costs for our XYOTAX program increased primarily due to an increase in clinical activity related to the initiation of the PIONEER trial in the fourth quarter of 2005 offset in part by a decrease related to the STELLAR trials which were completed in 2005. Pixantrone costs increased due to an increase in clinical trial expenses attributable to increased patient enrollment and sites for our phase II and III clinical trials. TRISENOX costs decreased due to the divestiture of TRISENOX to Cephalon. Operating costs decreased primarily due to a reduction in our personnel resulting from our restructuring activities in 2005. Discovery research costs decreased primarily as a result of decreased personnel and other costs due to a reduction in programs.

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

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. We reported XYOTAX STELLAR 3 clinical trial results in March 2005 and STELLAR 2 and 4 results in May 2005, all of which missed their primary endpoints of superior overall survival. Approval in the EU would be targeted approximately 15 months following the submission of an MAA, which is planned for the first half of 2008 based on non-inferiority analyses.

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

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased to approximately $35.3 million for the year ended December 31, 2006, from approximately $61.7 million for the year ended December 31, 2005. This decrease is primarily attributed to a $16.7 million decrease in our sales and marketing expenses related to reduced commercialization efforts and a reduction in sales and marketing personnel associated with the divestiture of TRISENOX to Cephalon in the third quarter of 2005 and a $6.0 million decrease in operating expenses primarily related to decreased compensation and benefits, occupancy and other expenses resulting from a reduction in general and administrative personnel. In addition, corporate development expenses decreased by $4.1 million primarily due to a decrease in aircraft operating costs of $3.4 million resulting from the termination of our aircraft lease in the fourth quarter of 2005 and a decrease of $0.8 million related to financial advisory fees. There was also a $0.6 million increase in stock-based compensation expense primarily related to the implementation of SFAS 123(R). We expect selling, general and administrative expenses to be consistent in 2007 as compared to 2006.

Amortization of purchased intangibles.    Amortization for the year ended December 31, 2006 decreased slightly as compared to the year ended December 31, 2005, due to a write-down of our assembled workforce asset in December 2005.

Restructuring charges and related asset impairments.    In 2005, we reduced our workforce through selected layoffs of employees as part of our cost savings initiative in an effort to reduce costs and conserve capital in anticipation of an NDA filing and potential launch of XYOTAX. In conjunction with our workforce reduction, we vacated a portion of our laboratory and office facilities. Restructuring activities and asset impairments for the year ended December 31, 2006 primarily relate to adjustments related to our excess facilities for a change in our estimate of the timing and amount of cash flows and adjustments for the passage of time as well as changes in the estimates of separation costs due to employees. For the year ended December 31, 2005, we recorded approximately $12.8 million in restructuring and related asset impairment charges including $7.1 million related to excess facilities charges, $3.5 million due to a reduction in workforce in both our U.S. and Italian operations, $1.2 million related to the termination of our aircraft operating lease, $0.8 million in write-downs of tangible assets primarily consisting of lab equipment in the U.S. that ceased to be used due to the consolidation of our research operations with CTI (Europe) and a $0.2 million write-down of our workforce intangible asset for restructuring related employee terminations in Italy.

Gain on divestiture of TRISENOX.    The gain of $71.2 million for year ended December 31, 2005 related to the gain recognized, net of broker fees, on the divestiture of TRISENOX and certain proteasome assets to Cephalon as well as transition services provided to Cephalon related to TRISENOX and proteasome assets for a period of approximately six months subsequent to the date of closing.

Investment and other income.    Investment and other income for the year ended December 31, 2006 and 2005 was approximately $2.9 million and $2.6 million, respectively. This increase is due to a higher average securities available-for-sale balance during the year ended December 31, 2006 compared to the year ended December 31, 2005 offset by a receipt of a $0.7 million vendor settlement received in 2005.

Interest expense.    Interest expense increased to approximately $19.8 million for the year ended December 31, 2006 from approximately $16.5 million for the year ended December 31, 2005. This increase is due to $5.1 million in accretion of the debt discount on our 6.75% and 7.5% notes, a $4.6 million increase in the amortization of 6.75% and 7.5% debt issue costs primarily associated with conversions of these notes and interest expense of $2.5 million related to our 7.5% notes. These increases were partially offset by a decrease of $3.1 million in interest expense on our 4.0% senior subordinated and 5.75% subordinated and senior subordinated notes due to the retirement and exchange of a portion of these notes in the fourth quarter of 2005 and first half of 2006, a decrease of $2.8 million in interest charges related to our royalty financing agreement entered into with PharmaBio in December 2004 and terminated in July 2005 when we divested TRISENOX, a decrease of $1.2 million related to a liquidated damages payment made in 2005 in connection with the Conversion and Placement

Agreement entered into in conjunction with the issuance of our 6.75% notes, a decrease of $1.0 million in the amortization of our 4.0% and 5.75% debt issuance costs due to conversions and exchanges of these notes in 2005 and the first half of 2006, and a decrease of $0.7 million in interest expense on our 6.75% notes due to conversions of these notes during 2006.

Foreign exchange gain (loss).    The foreign exchange gain for the year ended December 31, 2006 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies. There was no significant foreign currency exchange activity for the year ended December 31, 2005.

Make-whole interest expense.    Make-whole interest expense of $24.8 million for the year ended December 31, 2006 is related to payments of $23.1 million made upon the conversion of $69.3 million of our 6.75% notes and $1.7 million made upon conversion of $7.4 million of our 7.5% notes. The amount of $1.0 million for the year ended December 31, 2005 is related to payments made upon the conversion of $3.0 million of our 6.75% notes.

Debt conversion expense.    Debt conversion expense for the year ended December 31, 2005 resulted from a conversion inducement consisting of 3.4 million shares and 6.5 million zero strike warrants valued at $23.6 million to effect the conversion of $38.4 million of convertible senior subordinated notes.

Gain on derivative liabilities.    The gain on derivative liabilities of $6.0 million for the year ended December 31, 2006 represents the change in the estimated fair value of our derivative liabilities related to the interest make-whole provisions on our 6.75% and 7.5% notes of $4.1 million and $1.9 million, respectively. The amount of $0.2 million for the year ended December 31, 2005 represents the change in the estimated fair value of our derivative liability on our 6.75% notes.

Gain on exchange of convertible notes.    We recorded a gain of $8.0 million during the year ended December 31, 2006 due to the extinguishment of approximately $40.7 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately $33.2 million aggregate principal amount of our 7.5% notes in the second quarter of 2006. The gain is net of accrued interest of $0.9 million and issuance costs of $0.4 million attributable to the exchanged notes.

Settlement expense.    Settlement expense for year ended December 31, 2006 is due to $10.5 million accrued for the pending settlement of our litigation with the USAO for release of all claims in connection with the investigation of our promotional practices relating to TRISENOX and related matters. Expense of approximately $0.9 million relates to the amount paid under the settlement of our dispute with Micromet AG in May 2006 and is net of payables previously due to Micromet.

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

Years ended December 31, 2005 and 2004.

Product sales.    We recorded net product sales of approximately $14.6 million and $26.6 million for TRISENOX for the year ended December 31, 2005 and 2004, respectively. The decrease in net sales is due to the divestiture of TRISENOX to Cephalon resulting in no TRISENOX sales subsequent to July 18, 2005.

License and contract revenue.    In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co. Ltd., or Nippon which granted an exclusive license to Nippon to market and distribute TRISENOX in Japan, South Korea and Taiwan. In connection with this agreement, we received a $750,000 payment which was recorded as deferred revenue and which was recognized as revenue over the performance period which ended during the fourth quarter of 2004. Cephalon assumed the agreement with Nippon in connection with the TRISENOX divestiture.

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

Cost of product sold.    The cost of product sold during the year ended December 31, 2005 and 2004 was approximately $0.5 million and $1.1 million, respectively. Our gross margins remained relatively consistent and cost of product sold consisted primarily of manufacturing costs, royalties paid on product sales, and allowances for excess inventory that may expire and become unsaleable. Due to the divestiture of TRISENOX to Cephalon, there was no cost of product sold subsequent to July 18, 2005.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2005	2004
Compounds under development:
XYOTAX	$18,251	$41,638
Pixantrone	6,634	6,835
TRISENOX	3,682	7,208
Other compounds	2,019	1,301
Operating expenses	31,871	33,076
Discovery research	6,310	11,069

Total research and development expenses	$68,767	$101,127

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

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased to approximately $61.7 million for the year ended December 31, 2005, from approximately $78.5 million for the year ended December 31, 2004. This decrease is primarily attributed to an $11.3 million decrease in our sales and marketing expenses related to reduced commercialization efforts and headcount due to the divestiture of TRISENOX to Cephalon in the third quarter, a $2.7 million decrease in corporate development expenses including a $1.1 million decrease in aircraft operating costs due to increased charter income in 2005 and the termination of our aircraft operating lease in the fourth quarter of 2005, and a $2.3 million decrease in stock-based compensation charges. Corporate development expenses include certain legal expenses, business development activities, charitable contributions, costs related to operating our aircraft, and our corporate communications programs.

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

Investment and other income.    Investment and other income increased to approximately $2.6 million for the year ended December 31, 2005 from approximately $1.6 million for the year ended December 31, 2004. This increase is primarily due to receipt of a $0.7 million vendor settlement in 2005 and an increase in our investment income due to increased interest rates on our securities available-for sale for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Interest expense.    Interest expense increased to approximately $16.5 million for the year ended December 31, 2005 from approximately $11.0 million for the year ended December 31, 2004. The increase is due to interest in 2005 of $2.7 million on the $25.0 million royalty interest financing arrangement entered into with PharmaBio in December 2004 and terminated in July 2005 in connection with the divestiture of TRISENOX to Cephalon. The increase was also due to a $1.2 million liquidated damages accrual made in connection with the Conversion and Placement Agreement entered into in conjunction with the November 2005 issuance of our 6.75% notes, an increase in the amortization of debt issuance costs of $1.0 million, $0.7 of which is due to the conversion of a portion of our 5.75% and 4% convertible senior subordinated notes and $0.3 million of which is due to new debt issuance costs related to our 6.75% notes, interest expense of $0.8 million on our 6.75% notes and $0.3 million of accretion of the debt discount on our 6.75% notes. These increases were offset by a decrease in interest expense of $0.3 million on our 5.75% and 4% convertible senior subordinated notes due to the conversion of a portion of these notes in November 2005.

Foreign exchange gain (loss).    There was no significant foreign currency exchange activity for the year ended December 31, 2005. The exchange loss for the year ended December 31, 2004 of approximately $2.1 million is due to a fluctuation in foreign currency exchange rates, primarily related to U.S. dollar investments held by CTI (Europe).

Make-whole interest expense.    Make-whole interest expense of $1.0 million for the year ended December 31, 2005 is related to payments made upon the conversion of $3.0 million of our 6.75% notes.

Debt conversion expense.    Debt conversion expense resulted from a conversion inducement consisting of 3.4 million shares and 6.5 million zero strike warrants valued at $23.6 million to effect the conversion of $38.4 million of convertible senior subordinated notes.

Gain on derivative liabilities.    The gain on derivative liabilities of $0.2 million for the year ended December 31, 2005 represents the change in the estimated fair value of our derivative liability related to the interest make-whole provisions on our 6.75% notes.

Loss on extinguishment of royalty obligation.    The loss on extinguishment of royalty obligation for the year ended December 31, 2005 relates to the repayment of our royalty obligation to PharmaBio as a result of the divestiture of TRISENOX.

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $54.4 million in cash and cash equivalents, securities available-for-sale and interest receivable. In addition, in February 2007, we closed a Series A 3% convertible preferred stock and common stock warrant financing generating proceeds of approximately $18.8 million, net of placement agency fees.

Net cash used in operating activities totaled approximately $116.6 million in 2006, compared to approximately $125.2 million in 2005 and $148.2 million in 2004. The decrease in net cash used in operating activities for the year ended December 31, 2006 as compared to 2005 was due to the change in our net loss, offset by the gain on the divestiture of TRISENOX in 2005, non-cash items including debt conversion expense, and the increase in our accrued expenses balance. The decrease in net cash used in operating activities during the year ended December 31, 2005, as compared to the same period in 2004, was primarily due to the decrease in our net loss, excluding a gain on the divestiture of TRISENOX to Cephalon, a non-cash charge for our debt conversion expense, a charge in 2005 related to the loss on extinguishment of our royalty obligation with PharmaBio and a non-cash charge in 2004 related to acquired in-process research and development resulting from our merger with Novuspharma.

Net cash used in investing activities totaled approximately $17.9 million in 2006, and net cash provided by investing activities totaled approximately $60.3 million and $154.4 million in 2005 and 2004, respectively. The net cash used in investing activities during the year ended December 31, 2006 was primarily due to purchases of securities available-for-sale offset by proceeds from maturities and sales of securities available-for-sale. Net cash provided by investing activities in 2005 was primarily due to proceeds from the divestiture of TRISENOX and proceeds from sales and maturities of securities available-for-sale, offset in part by purchases of securities available-for-sale. Net cash provided by investing activities for the year ended December 31, 2004 was primarily due to cash acquired through our merger with Novuspharma in January 2004 and proceeds from sales and maturities of securities available-for-sale in excess of purchases of such securities.

Net cash provided by financing activities totaled approximately $102.7 million in 2006, $12.1 million in 2005 and $88.9 million in 2004. The net cash provided by financing activities for the year ended December 31, 2006 was primarily due to net proceeds of $34.7 million received from the sale of our common stock in September 2006, including the repurchase of stock and warrants in October 2006, $31.2 million received from the issuance of our 7.5% notes, $24.6 million due to the release of restricted cash associated with the mandatory redemptions of our 6.75% notes and $14.8 million in net proceeds received from the sale of our common stock to Novartis. The net cash provided by financing activities during 2005 was primarily due to net proceeds of $77.7 million from the issuance of our 6.75% notes, offset by $24.6 million of restricted cash held in escrow until April 30, 2006 to fund the potential redemption of a portion of these notes. These amounts were also partially offset by the repayment of $39.4 million for our royalty obligation with PharmaBio. The net cash provided by financing activities during 2004 was primarily due to net proceeds of $63.8 million from the issuance of shares of our common stock in August and December as well as proceeds from the royalty interest financing arrangement with PharmaBio totaling $25.0 million.

The financial statements have been prepared on a basis of a going concern which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We expect that our existing cash, cash equivalents and interest receivable will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. Prior to issuance of additional equity of other convertible instruments, we need to increase our authorized shares and we are currently seeking shareholder approval to do so. We have a Step-Up Equity Financing Agreement with Société Générale which we may be able to utilize to provide additional equity funding. However, additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects for research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures related to certain research and development and general and administrative activities including compensation and benefits, corporate costs and clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

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

The following table includes information relating to our contractual obligations as of December 31, 2006 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes(1)	$48,752	$—	$—	$48,752	$—
6.75% Convertible senior notes(2)	7,000	—	—	7,000	—
5.75% Convertible senior subordinated notes(3)	27,407	—	27,407	—	—
4.0% Convertible senior subordinated notes(4)	55,150	—	—	55,150	—
5.75% Convertible subordinated notes(5)	28,490	—	28,490	—	—
Interest on convertible notes(6)	30,027	9,549	14,143	6,335	—
Operating leases:
Facilities	35,214	8,670	11,046	10,838	4,660
Long-term obligations(7)	2,610	284	817	1,061	448

	$234,650	$18,503	$81,903	$129,136	$5,108

(1)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 478.519 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.09 per share.

(2)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 380.37 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $2.63 per share.
(3)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 100 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $10.00 per share.
(4)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 74.0741 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $13.50 per share.
(5)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of 29.4118 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $34.00 per share.
(6)	As of March 12, 2006, we have made $0.8 million in make-whole interest payments subsequent to December 31, 2006 related to the conversions of $5.6 million of our 7.5% convertible senior notes. In addition, we plan to make approximately $1.5 million in additional make-whole payments related to these notes during 2007.
(7)	Long-term obligations does not include $4.0 million related to excess facilities charges and $0.9 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employees’ separation from the Company.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number, or FIN, 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation will require that we recognize the effect of a tax position in our financial statements, if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We are currently evaluating the impact of implementation on our consolidated financial statements, however we do not believe that the adoption of FIN 48 will have a material impact on our result of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measure at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact that SAB 108 may have on our financial statements and do not believe the impact of the application of this guidance will be material. The adoption of SAB 108 did not have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. This Statement requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of SFAS 158 are effective as of the end of fiscal year 2006 and the adoption of SFAS 158 did not have a material impact on our results of operations and financial position.

In December 2006, the FASB issued FASB Staff Position, or FSP, EITF 00-19-2, or FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. Early adoption of FSP EITF 00-19-2 is permitted, and we have elected such early adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, or SFAS 159. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option as been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on the financial statements.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at December 31, 2006 and 2005 was $36.7 million and $18.9 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $135,000 and $63,000 as of December 31, 2006 and 2005, respectively.

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

We have foreign exchange risk related to euro-denominated cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at December 31, 2006 of $3.8 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $0.2 million, $0.4 million and $0.8 million, respectively.

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

As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006, is not effective.

Based on the COSO criteria, management has identified control deficiencies that represent material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the following material weaknesses were identified.

In December 2006 we discovered material inadvertent errors in accounting for accounts payable and accrued expenses in our Italian subsidiary, Cell Therapeutics, Europe Srl (CTI Europe). As a result of the discovery of these errors, we restated our March 31, 2006, June 30, 2006 and September 30, 2006 interim consolidated financial statements filed in Forms 10-Q/A. In connection with the restatements, we reevaluated our disclosure controls and procedures and concluded that we had material weaknesses in internal controls over financial reporting as discussed in Item 9A.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria. The registered independent public accounting firm of Stonefield Josephson, Inc., as auditors of the Company’s consolidated financial statements, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report, which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cell Therapeutics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Cell Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

In December 2006, the Company discovered material inadvertent errors in accounting for accounts payable and accrued expenses related to their Italian subsidiary, Cell Therapeutics, Europe S.r.l., or CTI (Europe). As a result of the discovery of these errors, the Company restated its March 31, 2006, June 30, 2006 and September 30, 2006 interim condensed consolidated financial statements filed in Forms 10-Q/A. In connection with the restatements, the Company determined that it had the following material weaknesses:

•

The Company did not maintain an effective review and approval process in CTI (Europe) to ensure the accuracy of accounts payable and accrued expenses for certain activities shared by headquarters and CTI (Europe) in conformity with generally accepted accounting principles.

•	The Company did not maintain effective internal controls related to the financial reporting process to detect errors that are not identified by the process level controls in CTI (Europe).

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that Cell Therapeutics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Cell Therapeutics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cell Therapeutics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and other comprehensive loss, and cash flows for the years ended December 31, 2006 and 2005 and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

Los Angeles, CA

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. as of December 31, 2006 and  2005, and the related consolidated statements of operations, shareholders’ deficit and other comprehensive loss, and cash flows for the years ended December 31, 2006 and 2005. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(ii) as of and for the years ended December 31, 2006 and 2005. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Therapeutics, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule as of and for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cell Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed a unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

Los Angeles, Ca

March 16, 2007

REPORT OF GRANT THORNTON LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Cell Therapeutics, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/    GRANT THORNTON LLP

Seattle, WA

February 28, 2005

CELL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$17,129	$50,022
Restricted cash	—	25,596
Securities available-for-sale	36,708	18,858
Interest receivable	570	187
Accounts receivable, net	183	2,306
Prepaid expenses and other current assets	9,948	10,107

Total current assets	64,538	107,076
Property and equipment, net	7,915	12,278
Goodwill	17,064	17,064
Other intangibles, net	1,663	2,239
Other assets	10,641	16,783

Total assets	$101,821	$155,440

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$639	$3,370
Accrued expenses	28,567	17,558
Current portion of deferred revenue	80	80
Current portion of long-term obligations	2,816	2,880
Current portion of derivative liability	2,270	—
Current portion of convertible senior notes	—	6,900

Total current liabilities	34,372	30,788
Deferred revenue, less current portion	478	558
Long-term obligations, less current portion	4,667	7,326
7.5% convertible senior notes (including fair value of derivative liability of $1,300)	45,916	—
6.75% convertible senior notes	6,945	72,146
Convertible senior subordinated notes	82,557	122,079
Convertible subordinated notes	28,490	29,640
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, no par value:
Authorized shares—10,000,000
Series C, 100,000 shares designated, none issued or outstanding	—	—
Common stock, no par value:
Authorized shares—200,000,000
Issued and outstanding shares—145,588,923 and 73,421,721 at December 31, 2006 and 2005, respectively	860,691	721,544
Deferred stock-based compensation	—	(1,669)
Accumulated other comprehensive loss	(1,187)	(1,683)
Accumulated deficit	(961,108)	(825,289)

Total shareholders’ deficit	(101,604)	(107,097)

Total liabilities and shareholders’ deficit	$101,821	$155,440

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product sales	$—	$14,599	$26,626
License and contract revenue	80	1,493	2,968

Total revenues	80	16,092	29,594

Operating expenses:
Cost of product sold	—	518	1,104
Research and development	61,994	68,767	101,127
Selling, general and administrative	35,303	61,717	78,522
Acquired in-process research and development	—	—	87,375
Amortization of purchased intangibles	792	1,254	2,294
Restructuring charges and related asset impairments	591	12,780	—
Gain on divestiture of TRISENOX	—	(71,211)	—

Total operating expenses	98,680	73,825	270,422

Loss from operations	(98,600)	(57,733)	(240,828)
Other income (expense):
Investment and other income, net	2,866	2,588	1,636
Interest expense	(19,829)	(16,546)	(10,988)
Foreign exchange gain (loss)	1,877	8	(2,118)
Make-whole interest expense	(24,753)	(1,013)	—
Debt conversion expense	—	(23,608)
Gain on derivative liabilities	6,024	236	—
Gain on exchange of convertible notes	7,978	—	—
Settlement expense	(11,382)	—	—
Loss on extinguishment of royalty obligation	—	(6,437)	—

Other expense, net	(37,219)	(44,772)	(11,470)

Net loss	$(135,819)	$(102,505)	$(252,298)

Basic and diluted net loss per share	$(1.21)	$(1.59)	$(4.67)

Shares used in calculation of basic and diluted net loss per share	112,283	64,553	54,052

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND OTHER COMPREHENSIVE LOSS

(In thousands)

			Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2003	34,339	394,750	(5,956)	(470,486)	(850)	(82,542)
Issuance of common stock for the acquisition of Novuspharma	15,629	189,760	—	—	—	189,760
Conversion of warrants to common stock	22	—	—	—	—	—
Proceeds from issuance of common stock, net	12,936	63,846	—	—	—	63,846
Proceeds from stock options exercised and stock sold via employee stock purchase plan	595	2,220	—	—	—	2,220
Deferred compensation	315	990	(990)	—	—	—
Amortization of deferred compensation of restricted stock	—	—	4,210	—	—	4,210
Equity-based compensation expense	27	1,207	—	—	—	1,207
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	2,511	2,511
Unrealized gains on securities available-for-sale	—	—	—	—	4	4
Unrealized gains on interest rate swap	—	—	—	—	374	374
Net loss for the year ended December 31, 2004	—	—	—	(252,298)	—	(252,298)

Comprehensive loss						(249,409)

Balance at December 31, 2004	63,863	652,773	(2,736)	(722,784)	2,039	(70,708)
Conversion of convertible senior subordinated notes to common stock	3,323	39,047	—	—	—	39,047
Equity instruments issued to induce conversion of convertible senior subordinated notes to common stock	3,378	23,608	—	—	—	23,608
Issuance of warrants to underwriter of convertible senior notes	—	564	—	—	—	564
Conversion of 6.75% convertible senior notes to common stock	1,141	3,000	—	—	—	3,000
Proceeds from stock options exercised and stock sold via employee stock purchase plan	81	238	—	—	—	238
Deferred compensation	1,641	2,186	(2,186)	—	—	—
Amortization of deferred compensation of restricted stock	—	—	3,253	—	—	3,253
Equity-based compensation expense	(5)	(49)	—	—	—	(49)
Conversion of restricted share rights to common stock	—	177	—	—	—	177
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	(4,174)	(4,174)
Unrealized gains on securities available-for-sale	—	—	—	—	16	16
Unrealized gains on interest rate swap	—	—	—	—	436	436
Net loss for the year ended December 31, 2005	—	—	—	(102,505)	—	(102,505)

Comprehensive loss						(106,227)

Balance at December 31, 2005	73,422	721,544	(1,669)	(825,289)	(1,683)	(107,097)
Conversion of 6.75% convertible senior notes to common stock	26,377	69,345	—	—	—	69,345
Proceeds from issuance of common stock, net	23,121	37,764	—	—	—	37,764
Repurchase of common stock and warrants	(1,094)	(3,025)	—	—	—	(3,025)
Conversion of 7.5% convertible senior notes to common stock	8,403	17,560	—	—	—	17,560
Exercise of warrants to common stock	6,595	164	—	—	—	164
Proceeds from issuance of common stock to Novartis, net	8,671	14,837	—	—	—	14,837
Conversion of convertible senior subordinated notes to common stock	—	4	—	—	—	4
Proceeds from stock sold via employee stock purchase plan	15	17	—	—	—	17
Deferred compensation	(9)	(1,669)	1,669	—	—	—
Equity-based compensation expense	—	4,150	—	—	—	4,150
Conversion of restricted share rights to common stock	88	—	—	—	—	—
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	419	419
Realized loss on liquidation of foreign subsidiary	—	—	—	—	41	41
Unrealized gains on securities available-for-sale	—	—	—	—	36	36
Net loss for the year ended December 31, 2006	—	—	—	(135,819)	—	(135,819)

Comprehensive loss						(135,323)

Balance at December 31, 2006	145,589	$860,691	$—	$(961,108)	$(1,187)	$(101,604)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(135,819)	$(102,505)	$(252,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,430	9,975	10,311
Acquired in-process research and development	—	—	87,375
Equity-based compensation expense	4,150	3,381	5,417
Loss on disposition of property and equipment	63	157	505
Amortization of investment premium	74	303	1,123
Non-cash gain on exchange of convertible notes	(7,978)	—	—
Non-cash gain on derivative liabilities	(6,024)	(236)	—
Non-cash interest expense	10,977	2,930	1,091
Non-cash loss on liquidation of subsidiary	41
Asset impairments	—	3,020	—
Debt conversion expense	—	23,608	—
Gain on divestiture of TRISENOX	—	(71,211)	—
Loss on extinguishment of royalty obligation	—	6,437	—
Non-cash rent (benefit) expense	(15)	180	415
Loss on sale of investment securities	(1)	14	29
Changes in operating assets and liabilities:
Restricted cash	1,054	(1,045)	—
Interest receivable	(383)	(40)	1,109
Accounts receivable, net	1,700	(894)	(221)
Inventory	—	4	88
Prepaid expenses and other current assets	583	1,971	(1,068)
Other assets	2,907	(1,452)	2,734
Accounts payable	(2,925)	(3,451)	(1,651)
Accrued expenses	11,476	(5,181)	(2,292)
Deferred revenue	(80)	(1,081)	(819)
Excess facilities obligations	(2,383)	6,334	—
Other long-term obligations	(453)	3,550	—

Total adjustments	19,213	(22,727)	104,146

Net cash used in operating activities	(116,606)	(125,232)	(148,152)

Investing activities
Net proceeds from divestiture of TRISENOX	—	70,417	—
Purchases of securities available-for-sale	(68,905)	(46,827)	(59,011)
Proceeds from maturities of securities available-for-sale	14,665	22,693	79,333
Proceeds from sales of securities available-for-sale	36,353	15,815	50,830
Purchases of property and equipment	(534)	(2,016)	(4,632)
Proceeds from sale of property and equipment	539	253	—
Additional consideration related to PolaRx acquisition	—	—	(4,969)
Repayment of notes receivable from officers	—	—	3,500
Net cash acquired in the Novuspharma merger	—	—	89,391

Net cash provided by (used in) investing activities	(17,882)	60,335	154,442

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Financing activities
Proceeds from issuance of common stock, net	37,764	—	63,846
Repurchase of common stock and warrants	(3,025)	—	—
Proceeds from issuance of 7.5% convertible senior notes, net	31,174	—	—
Proceeds from issuance of common stock to Novartis, net	14,837	—	—
Proceeds from issuance of 6.75% convertible senior notes, net	—	77,704	—
Restricted cash from issuance of 6.75% convertible senior notes, net	—	(24,600)	—
Release of restricted cash related to 6.75% convertible senior notes	24,600	—	—
Mandatory redemptions of 6.75% convertible senior notes	(2,655)	—	—
Proceeds from common stock warrants exercised	164	—	—
Proceeds from royalty based financing	—	—	25,000
Repayment of royalty obligation	—	(39,388)	—
Proceeds from common stock options exercised and stock sold via the employee stock purchase plan	17	238	2,220
Repayment of long-term obligations	(138)	(1,805)	(2,172)

Net cash provided by financing activities	102,738	12,149	88,894

Effect of exchange rate changes on cash and cash equivalents	(1,143)	(2,263)	1,411

Net increase (decrease) in cash and cash equivalents	(32,893)	(55,011)	96,595
Cash and cash equivalents at beginning of period	50,022	105,033	8,438

Cash and cash equivalents at end of period	$17,129	$50,022	$105,033

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$34,177	$12,640	$9,823

Cash paid for taxes	$—	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of 6.75% convertible senior notes to common stock	$69,345	$3,000	$—

Conversion of 7.5% convertible senior notes to common stock	$17,560	$—	$—

Conversion of convertible senior subordinated notes to common stock, including accrued interest	$4	$39,047	$—

Issuance of warrants to underwriter of convertible senior notes	$—	$564	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 7.5% convertible senior notes	$39,518	$—	$—

Extinguishment of 5.75% convertible subordinated notes in exchange for 7.5% convertible senior notes	$1,150	$—	$—

Issuance of 7.5% convertible senior notes in exchange for 5.75% subordinated and senior subordinated notes	$33,156	$—	$—

Common stock issued for acquisition of Novuspharma	$—	$—	$189,760

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cell Therapeutics, Inc. and its wholly owned subsidiaries which include Cell Therapeutics Europe S.r.l., CTI Technologies, Inc., CTI Corporate Development, Inc., and Cell Therapeutics (Ireland) Holding Limited, which was liquidated in the fourth quarter of 2006. The Company’s wholly owned subsidiaries, Cell Therapeutics (UK) Limited and PolaRx Biopharmaceuticals, Inc., or PolaRx, were sold to Cephalon in connection with the divestiture of TRISENOX in July 2005 and the Company’s majority owned subsidiary, PanGenex, Inc., was dissolved in 2004. All intercompany transactions and balances are eliminated in consolidation.

Liquidity

Cash and cash equivalents, securities available-for-sale and interest receivable are approximately $54.4 million as of December 31, 2006. In addition, in February 2007, we closed a Series A 3% convertible preferred stock and common stock warrant financing generating proceeds of approximately $18.8 million, net of placement agency fees. We expect that this amount will not be sufficient to fund our operations for the next twelve months. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. Prior to issuance of additional equity of other convertible instruments, we need to increase our authorized shares and we are currently seeking shareholder approval to do so. We have a Step-Up Equity Financing Agreement with Société Générale which we may be able to utilize to provide additional equity funding (see Note 9, Equity Financing Agreement). However, additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects of research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures related to certain research and development and general and administrative activities including compensation and benefits, corporate costs and clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, estimates included assumptions used in calculating stock compensation expense, our liability for excess facilities, the useful lives of fixed assets, the fair value of our derivatives, calculating our tax provision and related valuation allowance,

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determining potential impairment of goodwill and other intangible assets, and prior to the divestiture of TRISENOX to Cephalon our sales return reserve, inventory obsolescence reserve, and our estimate of royalty and interest payments in connection with our royalty obligation. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value.

Restricted Cash

As of December 31, 2005 restricted cash included $24.6 million held in escrow to fund potential redemptions of up to 30% of our 6.75% convertible senior notes on April 30, 2006 (see Note 6, Long-Term Obligations) as well as restricted cash of $1.0 million held in connection with the liquidation of Cell Therapeutics (Ireland) Holding Limited.

Securities Available-for-Sale

We determine the appropriate classification of debt securities at the time of purchase. We currently classify our investment portfolio as available-for-sale which consists of U.S. government and corporate obligations with maturities of up to one year and carries the securities at fair value based on quoted market prices with unrealized gains and losses included in accumulated other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on securities available-for-sale and amortization and accretion of premiums and discounts are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in investment income. The cost of securities sold is based on the specific identification method.

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

We are exposed to certain labor risks related to our European employees, who represent approximately 35% of our total employees as of December 31, 2006, and who are subject to a collective bargaining agreement as well as to local regulations governing employment.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Sales

Because we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there have been no product sales subsequent to this date. Prior to this, we recognized revenue from product sales when there was persuasive evidence that an arrangement existed, title had passed and delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. Product sales were generally recorded upon shipment net of an allowance for returns and discounts. Customers were able to return damaged or expired inventory for up to one year after the expiration date. Estimated returns were based on historical returns and sales patterns. If we were unable to reasonably estimate returns related to a particular customer or market, we deferred revenue recognition until such rights had expired. Allowances for returns, discounts and bad debts were netted against accounts receivable. There was no allowance for returns, discount and bad debts at December 31, 2006 and 2005 as all trade receivables were sold in connection with the divestiture of TRISENOX to Cephalon.

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

Cost of Product Sold

As we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there is no cost of product sold subsequent to this date. Cost of product sold consisted of the cost of TRISENOX sold to our customers, including allowances for excess inventory that may expire and become unsaleable. Royalties paid on product sales, as well as shipping and handling costs were also included in cost of product sold.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Due to the sale of TRISENOX to Cephalon in July, 2005, our accounts receivable balance does not include any trade receivables related to TRISENOX as of December 31, 2006 and 2005. The balance as of December 31, 2005 consists primarily of receivables from Cephalon for transition services provided as well as receivables from fixed asset sales.

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

Value Added Tax Receivable

Our European subsidiaries are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $10.6 million and $8.9 million as of December 31, 2006 and December 31, 2005, respectively, of which $5.5 million and $8.3 million is included in other assets and $5.1 million and $0.6 million is included in prepaid expenses and other current assets as of December 31, 2006 and December 31, 2005, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the useful life or the term of the applicable lease using the straight-line method. Depreciation commences at the time assets are placed in service and is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values. During 2005 we recorded a charge of approximately $1.0 million for asset impairments associated with our restructuring activities (see Note 10, Restructuring Activities).

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment are present. If goodwill is impaired it is written down; however, no impairment of goodwill has been found to date.

There were no changes in the net carrying amount of goodwill during the years ended December 31, 2006, 2005 and 2004.

Other intangible assets consist of acquisition-related intangible assets. These other intangible assets have finite lives and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is approximately five years.

Other intangible assets are composed of the following as of December 31 (in thousands):

	2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assembled workforce	$5,088	$(3,425)	$1,663

	2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assembled workforce	$4,566	$(2,327)	$2,239

The change in the value of other intangible assets is as follows:

	Patents and Other Intangibles	Assembled Workforce
Balance as of January 1, 2004	$1,335	$—
Increase due to acquisition of Novuspharma	—	4,868
Amortization	(1,335)	(959)
Increase due to exchange rate	—	266

Balance as of December 31, 2004	—	4,175
Impairment	—	(232)
Amortization	—	(1,254)
Decrease due to exchange rate	—	(450)

Balance as of December 31, 2005	—	2,239
Amortization	—	(792)
Increase due to exchange rate	—	216

Balance as of December 31, 2006	$—	$1,663

In 2004 we recorded an intangible asset related to the assembled workforce acquired in our acquisition of Novuspharma. In 2005, restructuring charges and related asset impairments includes an impairment charge of $0.2 million due to the termination of certain Italian employees included in the original valuation of this asset. We expect amortization expense on assembled workforce to be approximately $0.8 million for each of the next two years, at which time it will be fully amortized.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalty Obligation

Our royalty obligation to PharmaBio Development, or PharmaBio, was recorded as debt as we had significant continuing involvement in the generation of cash flows due to PharmaBio. The obligation was accreted using the effective interest method and an imputed interest rate that was based on our estimates of total royalty and interest payments due under the arrangement. The amount of royalty and interest payments varied depending on whether we reached certain TRISENOX targets and certain other factors as described in the agreement. We reassessed the imputed interest rate as circumstances changed. We extinguished the royalty obligation in July 2005.

Stock-Based Compensation

On January 1, 2006, we adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment (Revised 2004), or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. Under our plan, stock options are generally granted at fair market value.

We adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, beginning on the effective date, or January 1, 2006, compensation cost recognized includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, in accordance with the modified-prospective transition method, results for prior periods have not been restated to reflect the impact of SFAS 123(R). We use the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards granted after January 1, 2006. Expense is recognized using the graded-vesting multiple-option method for options granted prior to January 1, 2006.

Under SFAS 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123(R) and the Emerging Issues Task Force, or EITF, consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

Advertising Costs

The costs of advertising are expensed as incurred. We incurred advertising costs of $0.4 million, $1.8 million and $1.8 million in 2006, 2005, and 2004 respectively.

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

Derivatives Embedded in Certain Debt Securities

We evaluate financial instruments for freestanding or embedded derivatives in accordance with SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and related guidance. Derivative instruments are recorded at fair value with changes in value recognized in the period of change.

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

These make-whole features represent embedded derivatives which are required to be accounted for separately from the related debt securities. The fair value of the derivative for the 6.75% notes is calculated based on a discounted cash flow model. The fair value of the derivative related to the 7.5% notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. As of December 31, 2006 we determined that we would make additional discretionary make-whole payments to certain investors in 2007. These additional payments constitute modifications to the terms of the agreement and have been included in the valuation model. The value of these payments as of December 31, 2006 are recorded in current portion of derivative liability. Changes in the estimated fair value of the liabilities are included in gain on derivative liabilities and will be calculated until the relevant feature expires or all of the relevant notes are converted or repurchased.

Other Financial Instruments

At December 31, 2006 and 2005, the carrying value of financial instruments such as receivables and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Based on their respective trading prices, the fair values of our convertible senior notes, convertible senior subordinated notes and convertible subordinated notes are as follows as of December 31 (in thousands):

	2006	2005
7.5% convertible senior notes	$42,780	$—
4.0% convertible senior subordinated notes	$34,193	$25,369
5.75% convertible senior subordinated notes	$20,555	$43,504
5.75% convertible subordinated notes	$19,373	$14,524
6.75% convertible senior notes	$6,549	$79,000

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit in accordance with SFAS 52, Foreign Currency Translation. We had a gain from foreign currency translation of $0.4 million and $2.5 million for the years ended December 31, 2006 and 2004, respectively and a loss from foreign currency translation of $4.2 million for the year ended December 31, 2005.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries to be included in other comprehensive income or loss. Total comprehensive loss was $135.3 million, $106.2 million and $249.4 million as of December 31, 2006, 2005 and 2004, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	2006	2005
Foreign currency translation adjustment	$(1,203)	$(1,663)
Net unrealized gain (loss) on securities available-for-sale	16	(20)

Total other accumulated comprehensive loss	$(1,187)	$(1,683)

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number, or FIN, 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation will require that we recognize the effect of a tax position in our financial statements, if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We are currently evaluating the impact of implementation on our consolidated financial statements, however we do not believe that the adoption of FIN 48 will have a material impact on our result of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measure at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. This Statement requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of SFAS 158 are effective as of the end of fiscal year 2006 and the adoption of SFAS 158 did not have a material impact on our results of operations and financial position.

In December 2006, the FASB issued FASB Staff Position, or FSP, EITF 00-19-2, or FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. Early adoption of FSP EITF 00-19-2 is permitted, and we have elected such early adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, or SFAS 159. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option as been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on the financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Securities Available-for-Sale

Securities available-for-sale consist of the following debt securities as of December 31 (in thousands):

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$30,422	$23	$(8)	$30,437
U.S. government obligations	6,270	2	(1)	6,271

	$36,692	$25	$(9)	$36,708

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$16,525	$—	$(18)	$16,507
U.S. government obligations	2,353	—	(2)	2,351

	$18,878	$—	$(20)	$18,858

As of December 31, 2006, and 2005, all securities available-for-sale had contractual maturities of less than one year. Gross realized gains and losses to date have not been material.

3.	Property and Equipment

Property and equipment are composed of the following as of December 31 (in thousands):

	2006	2005
Leasehold improvements	$11,208	$12,694
Lab equipment	6,311	5,483
Furniture and office equipment	17,878	17,122

	35,397	35,299
Less: accumulated depreciation and amortization	(27,482)	(23,021)

	$7,915	$12,278

Depreciation expense of $5.6 million, $8.9 million and $8.0 million was recognized during 2006, 2005, and 2004, respectively. We also recorded fixed asset impairments of $0.8 million during 2005 related to our restructuring activities.

4.	Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

	2006	2005
USAO litigation claim (see note 20, Legal Proceedings)	$10,500	$—
Clinical development and regulatory expense	8,855	3,616
Employee compensation and related expenses	4,261	6,566
Manufacturing expense	1,286	1,387
Insurance financing and accrued interest expense	917	2,391
Corporate development and sales and marketing expense	911	983
Other research and development expenses	241	963
Other	1,596	1,652

	$28,567	$17,558

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Contractual Arrangements and Commitments

Lease Agreements

Facilities

We lease our office and laboratory space under operating leases. Leases for our corporate office space contain an annual escalation clause of approximately 3% and the related rent expense is recognized on a straight-line basis over the term of the respective lease. In connection with a lease agreement, we have a $0.7 million irrevocable, unconditional standby letter of credit which is secured by a certificate of deposit classified in our consolidated balance sheet in other assets as of December 31, 2006 and 2005. Rent expense amounted to approximately $3.8 million, $7.3 million and $7.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense is net of sublease income and amounts offset to excess facilities charges (see Note 10, Restructuring Activities).

During 2004, 2005 and 2006, we entered into sublease agreements to sublet a portion of our facilities considered to be in excess of current requirements. Total sublease rental income for fiscal years 2006, 2005 and 2004 was $0.9 million, $0.2 million and $21,000, respectively, recorded as an offset to lease expense. Total future sublease income to be recognized over the term of our existing subleases is approximately $1.2 million.

Aircraft

In 2005, we terminated an aircraft operating lease agreement. Rent expense under the lease amounted to $1.9 million and $2.3 million for the years ended December 31, 2005 and 2004, respectively. In 2005 we also made a $1.2 million payment in connection with the early termination of the lease which is included in restructuring charges and related asset impairments.

Capital Leases

In connection with our merger with Novuspharma, we assumed two capital lease agreements to finance lab equipment. One of these capital leases had an interest rate of 5.4% and terminated in March 2006 while the other lease has a rate of 5.1% and terminates in February 2008. We also entered into an additional capital lease in 2006 with a term of 47 months at an interest rate of 6.0%. The gross amount of assets under capital lease obligations was approximately $0.8 million and $0.6 million as of December 31, 2006 and 2005, respectively. The related accumulated depreciation was approximately $0.3 million and $0.2 million as of December 31, 2006 and 2005, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future Minimum Lease Payments

Future minimum lease commitments for noncancelable operating and capital leases at December 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
2007	$98	$8,670
2008	67	5,665
2009	18	5,381
2010	20	5,441
2011	—	5,397
Thereafter	—	4,660

Total minimum lease commitments	$203	$35,214

Less interest	(15)

Present value of lease obligation	188
Less current portion of long-term obligation	(90)

Long-term obligation	$98

As of December 31, 2006 and 2005, we had a liability of approximately $4.0 million and $6.3 million, respectively, in charges for excess facilities under our current operating leases in accordance with SFAS 146. These charges included lease commitments, net of estimated sublease income (see Note 10, Restructuring Activities).

Paclitaxel Supply

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel, a starting material for XYOTAX, which was to be delivered by NPI over several years. This material was intended to be used primarily for research and development activities. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. As we had adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement with NPI to reduce the amount of material we would receive and we were refunded $0.8 million of our prepayment. In addition, the agreement, as amended, grants NPI the exclusive right to purchase up to 5 kilograms of our paclitaxel supply at our original cost through September 1, 2007. The amended agreement also allows NPI the right to sell some or all of the paclitaxel supply to its customers and replace the material within 60 days with newer material having a longer expiration date.

As of December 31, 2006 and 2005, we had paclitaxel supply of $1.1 million and $2.3 million, respectively, which is included in prepaid expenses and other current assets. The amount as of December 31, 2006 includes approximately $0.4 million in supply due from NPI. These costs have been capitalized since there is a ready market for this active pharmaceutical ingredient. The paclitaxel supply was adjusted during the second quarter of 2005 to reflect a $1.7 million write-down to its estimated re-sale value based on current prices obtained from an external vendor.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Convertible Notes and Long-Term Obligations

The following table summarizes the changes in the principal balances of our convertible notes during the years ended December 31, 2006 and 2005 (in thousands):

	7.5% Convertible Senior Notes	6.75% Convertible Senior Notes	4% Convertible Senior Subordinated Notes	5.75% Convertible Senior Subordinated Notes	5.75% Convertible Subordinated Notes
Balance at January 1, 2005	$—	$—	$75,000	$85,459	$29,640
Issued	—	82,000	—	—	—
Converted	—	(3,000)	(19,850)	(18,530)	—

Balance at December 31, 2005	—	79,000	55,150	66,929	29,640
Issued	66,312	—	—	—	—
Converted	(17,560)	(69,345)	—	(4)	—
Redeemed	—	(2,655)	—	—	—
Exchanged	—	—	—	(39,518)	(1,150)

Balance at December 31, 2006	$48,752	$7,000	$55,150	$27,407	$28,490

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

The notes are due April 30, 2011 with interest payable semi-annually in April and October. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at an initial conversion rate of 478.519 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $2.09 per share. On or after April 30, 2009, we have the option to redeem all of the notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest up to but not including the redemption date. Subject to certain conditions, the notes will automatically convert if, at any time after June 26, 2006 and prior to maturity, the closing price per share of our common stock has exceeded 125% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. In addition, upon certain non-stock changes in control, the holder can require us to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date. Upon any automatic conversion of the notes, or if the holder exercises their right to require us to repurchase notes in connection with a non-stock change of control, we will pay the holder of the notes a make-whole interest payment equal to $225 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, a total of $17.6 million of our 7.5% notes had been converted into 8.4 million shares of common stock. In connection with the conversion of $7.4 million of these notes in May 2006, we made a discretionary interest make-whole payment of approximately $1.7 million which is included in make-whole interest expense for the year ended December 31, 2006.

In January and February 2007, an additional $6.7 million principal of our 7.5% notes was converted into 3.2 million shares of our common stock. In connection with the conversion of $5.6 million of these notes, we made a discretionary interest make-whole payment of approximately $0.8 million. We expect to make additional discretionary make-whole payments totaling approximately $1.5 million to certain note holders during 2007.

6.75% convertible senior notes

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

On April 30, 2006, holders of the notes had the right to cause us to redeem in cash up to 30% of the aggregate amount of the notes, or approximately $24.6 million, on a pro-rata basis, excluding any accrued and unpaid interest. Certain holders of the notes exercised their right and we redeemed approximately $2.7 million in aggregate principal of these notes. For the year ended December 31, 2006 and 2005, $69.3 million and $3.0 million of the 6.75% notes had been converted into 26.4 million and 1.1 million shares of common stock, respectively. This resulted in make-whole interest payments of $23.1 million and $1.0 million for the year ended December 31, 2006 and 2005, respectively.

Conversion and Placement Agreement

In November 2005, in conjunction with issuance of the 6.75% convertible senior notes, we entered into a Conversion and Placement Agreement, or CAP agreement, with two existing holders of approximately $18.5 million of our outstanding 5.75% Convertible Senior Subordinated Notes, or 5.75% notes, and approximately $19.9 million of our 4% Convertible Senior Subordinated Notes, or 4% notes. Pursuant to the original terms of the agreement, the CAP holders agreed to exercise their right to convert their 5.75% notes and 4% notes into approximately 3.3 million shares of our common stock. In connection with the conversion, we also issued to the CAP holders a $23.6 million conversion inducement which consisted of 3.4 million shares of common stock and

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.5 million shares issuable upon exercise of zero strike price warrants. The shares and warrants were valued based on the trading price of our common stock on the effective date of the agreement. The conversion inducement was recorded as debt conversion expense during the year ended December 31, 2005.

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

In connection with the exchange of convertible subordinated notes in December 2002 as described below, we issued $85.5 million of 5.75% convertible senior subordinated notes and recorded additional issuance costs of approximately $2.1 million, which are recorded in other assets and are being amortized to interest expense using the effective interest method, over the remaining life of the notes. The terms of the new notes are similar to the convertible subordinated notes except for the conversion price and provisional redemption provision. The conversion rate for these notes is 100 shares per $1,000 principal note; this is equivalent to a conversion price of $10.00 per share. We can redeem the notes at specified redemption prices ranging from 103.286% to 100% of the principal amount. The redemption prices will vary depending on the year redeemed. The holder may elect to convert their notes prior to any such redemption.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment in certain circumstances. This is equivalent to a conversion price of $34.00 per share. We can redeem the notes at specified redemption prices ranging from 103.286% to 100% of the principal amount. The redemption prices will vary depending on the year redeemed. The holder may elect to convert their notes prior to any such redemption.

In December 2002, we completed an exchange offer for the 5.75% convertible subordinated notes, in which approximately $145.4 million of our convertible subordinated notes were tendered in exchange for approximately $85.5 million of our new convertible senior subordinated notes. We recognized a net gain of $55.3 million on the early extinguishment of these notes. This net gain is based on the carrying value of the exchanged notes less the fair value of the new notes, net of issuance costs of $4.6 million attributable to the exchanged notes. In addition, $1.2 million of these notes were exchanged for our 7.5% notes in April 2006 as described above.

Embedded Features

The interest make-whole provision of the 7.5% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes. At the issuance of the 7.5% notes, the interest make-whole feature was estimated to have a fair value of approximately $3.7 million and the initial recorded value of the 7.5% notes was reduced by this allocation. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. We recorded interest expense of $1.4 million for the year ended December 31, 2006, the majority of which represents accelerated accretion due to note conversions. The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the year ended December 31, 2006 was $1.9 million and is included in gain on derivative liabilities. At December 31, 2006, we recorded an increase to the derivative balance of $1.8 million which represents the change in value as a result of the modification of the terms of the make-whole interest provision related to certain investors. At December 31, 2006 the fair value of the derivative was $3.6 million, $ 2.3 million of which was recorded in current portion of derivative liability and $1.3 of which was recorded in 7.5% convertible senior notes.

The interest make-whole provision of the 6.75% notes also represents an embedded derivative which is required to be accounted for separate from the underlying notes. At the issuance of the 6.75% senior notes, the interest make-whole feature was estimated to have a fair value of approximately $4.5 million and the initial recorded value of the 6.75% senior notes was reduced by this allocation. The resulting discount to the notes will be accreted over the life of the notes as additional interest expense using the effective interest method, of which $4.0 million and $0.3 million was recorded for the years ended December 31, 2006 and 2005, respectively, primarily in connection with note conversions. The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. Changes in the estimated fair value for the years ended December 31, 2006 and 2005 were $4.1 million and $0.2 million, respectively, and included in gain on derivative liabilities. At December 31, 2006, the fair value of the derivative was $0.2 million and was recorded in 6.75% convertible senior notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term obligations

Long-term obligations consist of the following as of December 31 (in thousands):

	2006	2005
Capital lease equipment financing agreement, due May 2010, monthly payments of $1, including interest at 6.0%	$63	$—
Capital lease equipment financing agreement, due February 2008, monthly payments of $7, including interest at 5.1%	125	177
Capital lease equipment financing agreement, due March 2006, monthly payments of $6, including interest at 5.4% monthly payments of $48, including interest at 7.1%	—	49
Excess facilities liability	3,951	6,334
Accrued rent	1,759	1,774
Employee defined benefit plan (see Note 14, Employee Benefit Plans)	923	1,329
European public loans	529	475
Other long-term obligations	133	68

	7,483	10,206
Less current portion	(2,816)	(2,880)

	$4,667	$7,326

Maturities of the convertible senior, convertible senior subordinated, and convertible subordinated notes as well as other long-term obligations listed above, excluding the employee defined benefit plan at December 31, 2006 are as follows (in thousands):

Years Ending December 31,
2007	$2,816
2008	56,840
2009	659
2010	62,898
2011	49,568
Thereafter	578

$173,359

7.	Agreements with Novartis International Pharmaceutical Ltd.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Purchase Agreement

In connection with the co-development agreement, we also entered into a securities purchase agreement with Novartis, under which we agreed to sell and Novartis agreed to purchase an aggregate of 8,670,520 shares of our common stock for a total purchase price of $15 million.

In October 2006, both the co-development and securities purchase agreements became effective upon the receipt of antitrust regulatory clearance, and accordingly, we closed the sale of the shares of common stock to Novartis. Expenses related to this sale were approximately $0.2 million and were recorded in common stock as an offset to proceeds received.

Registration Rights Agreement

In connection with the sale of our common stock, we entered into a registration rights agreement with Novartis, under which we agreed to prepare, file and have declared effective a shelf registration statement with the Securities and Exchange Commission, or SEC, covering the resale of this common stock and to maintain the effectiveness of such registration statement. If we fail to achieve either of these obligations we are required to make certain payments to Novartis of up to 1% per month for each month we are not in compliance with these requirements. The registration statement was declared effective in November 2006.

We analyzed the default payment requirement related to the continuing registration effectiveness obligation in accordance with FSP EITF 00-19-2 which specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and accounted for under SFAS 5. As we have never had a registration rights agreement lose effectiveness after its initial effectiveness has been declared, we determined that the probability of payment under the registration rights agreement is remote under SFAS 5 guidance. As such, we did not recognize a liability related to the registration payment arrangement.

8.	Common Stock Offering

In September 2006, we received $40 million in gross proceeds from an offering of 23,121,394 shares of our common stock. These shares were sold under an existing shelf offering filed in April 2006 at an offering price of $1.73 per share. We also issued to the purchasing investors warrants to purchase an additional 5,780,352 shares at $1.73 per share if exercised within 90 days. We incurred approximately $2.2 million in expenses related to this offering.

In October 2006, we were notified by the Nasdaq Stock Market, or Nasdaq, that this offering did not comply with the shareholder approval requirements set forth in Nasdaq Marketplace Rule 4350(i)(1)(D). This rule requires shareholder approval for transactions other than “public offerings” that exceed 20% of the outstanding shares at a price less than market value. In response to this notification, we repurchased 1,094,000 shares of common stock and 5,660,352 warrants for an aggregate price of $3,024,691 thereby reducing the number of shares below the 20% threshold. The Nasdaq has confirmed that the Company has regained compliance with Nasdaq Marketplace Rule 4350(i)(1)(D) and the matter is now closed.

9.	Equity Financing Agreement

On June 21, 2006, we entered into a Step-Up Equity Financing Agreement, as amended on December 15, 2006, with Société Générale. Subject to certain conditions, the agreement allows us to issue to Société Générale shares of our common stock in a series of tranches over a period of 24 months beginning January 31, 2007. Under the agreement, we can initially issue up to €45 million worth of our common stock based on a

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pre-determined formula and have the right to increase the total amount of all issuances to up to €60 million worth of our common stock. Any issuance of our common stock pursuant to this agreement is at our election and we are not required to issue any common stock.

Upon effectiveness of the agreement we paid a fee of approximately $1.1 million and, including this payment, have incurred total expenses related to this agreement of approximately $1.2 million which are recorded in other assets as of December 31, 2006. In addition, on each settlement of a share issuance, we must pay a subscriber fee equal to 3.5% of the selling price as well as 2.0% of the aggregate selling amount raised during each fiscal quarter. As of December 31, 2006, there have not been any shares of common stock issued under this agreement.

10.	Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe and terminated our aircraft lease. In conjunction with our workforce reduction, we also vacated a portion of our laboratory and office facilities and recorded excess facilities charges. For the year ended December 31, 2006 and 2005, restructuring and related asset impairment charges totaled approximately $0.6 million and $12.8 million, respectively, which is included in Restructuring charges and related asset impairments and comprised of the following:

	2006	2005
Excess facilities charges	$667	$7,092
Employee separation cost	(80)	3,478
Aircraft lease termination payment	—	1,170
Asset Impairments	4	1,040

Total restructuring and related asset impairment charges	$591	$12,780

Excess Facilities Charges

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded restructuring charges when we ceased using this space. For the year ended December 31, 2005 total restructuring charges related to this vacated space was approximately $7.1 million. The charge is calculated as the present value of total lease commitments, net of estimated sublease income. The additional charges for excess facilities for the year ended December 31, 2006 were due to changes in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time. As of December 31, 2006 we had approximately $4.0 million accrued related to excess facilities charges, of which approximately $2.6 million was included in current portion of long-term obligations and approximately $1.4 of which was included in long- term obligations, less current portion. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges.

Employee Separation Costs

For the year ended December 31, 2005, employee separation costs associated with the layoffs consist primarily of one-time termination benefits, principally severance payments, recognized in accordance with SFAS 146. The adjustment for the year ended December 31, 2006 relates to changes in estimates of amounts due to employees as well as adjustments due to foreign currency fluctuations.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the changes in the liability for restructuring activities during the years ended December 31, 2006 and 2005 (in thousands):

	Excess Facilities Charges	Employee Separation Costs	Aircraft Lease Termination
Balance at January 1, 2005	$—	$—	$—
Charges	7,092	3,478	1,170
Foreign currency adjustments	—	(90)	—
Payments	(758)	(1,463)	(1,170)

Balance at December 31, 2005	6,334	1,925	—
Charges	667	(80)	—
Foreign currency adjustments	—	12	—
Payments	(3,050)	(1,830)	—

Balance at December 31, 2006	$3,951	$27	$—

11.	Divestiture of TRISENOX and Certain Proteasome Assets and Extinguishment of PharmaBio Royalty Obligation

On July 18, 2005, we divested TRISENOX and certain proteasome assets to Cephalon. In addition, we provided transition services related to TRISENOX and proteasome assets for approximately six months subsequent to the closing date. We received aggregate consideration of $71.9 million for the assets and transition services, net of broker fees. As part of the transaction Cephalon purchased the capital stock of two wholly-owned subsidiaries, Cell Therapeutics (UK) Limited and PolaRx and assumed certain liabilities. There was $2.4 million in assets and $1.7 million in liabilities included in the disposal group related to the divestiture. In addition, we may receive up to an additional $100 million in payments upon achievement by Cephalon of specified sales and development milestones. However, achievement of such milestones is uncertain.

In December 2004, we entered into a financing and services agreement with PharmaBio. In return for cash and services, we were required to pay PharmaBio royalties based on a percentage of net sales of TRISENOX. As a result of the divestiture of TRISENOX, we were required to repay this royalty obligation to PharmaBio. The aggregate termination payment of $39.4 million was made on July 18, 2005 and a $6.4 million loss on the extinguishment of this royalty obligation was recognized for the year December 31, 2005.

Under the agreement, we were entitled to receive $5.0 million in services from PharmaBio and its affiliates (the Prepaid Service Commitment) which may be used through December 31, 2010. As of December 31, 2006, we had $0.6 million remaining under the Prepaid Service Commitment which is included in prepaid expenses and other current assets. As of December 31, 2005, we had $3.4 million remaining, of which $2.9 was recorded in prepaid expenses and other current assets and $0.5 million was included in other assets.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Capital Stock

In January 2004, we completed our merger with Novuspharma S.p.A and issued 15,629,138 shares of our common stock for all outstanding Novuspharma shares. The total cost of the merger was approximately $196.1 million.

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

In December 2004, we received approximately $18.4 million in gross proceeds from a direct registered offering of approximately 2,585,915 shares of our common stock to several institutional investors. These shares were sold under the same shelf registration statement filed in February 2004 at a price of $7.10 per share. We incurred expenses of approximately $0.1 million related to this offering.

In connection with the CAP agreement entered into in November 2005 (see Note 6, Long-Term Obligations), we issued 3,323,370 shares of common stock upon conversion of a portion of our 5.75% and 4.0% convertible senior subordinated notes based on the conversion terms of the notes as well as an additional 3,377,932 shares of common stock and 6,500,000 zero strike price warrants to purchase common stock. All of the warrants were exercised during 2006.

We issued 1,141,110 and 26,376,751 shares upon conversion of $3.0 million and $69.3 million of our 6.75% convertible senior notes during 2005 and 2006, respectively.

During 2006, we issued 8,402,789 shares upon conversion of $17.6 million of our 7.5% convertible senior notes.

In September 2006, we issued 23,121,394 shares of stock under a common stock offering and received $40 million in gross proceeds. We also issued to the purchasing investors warrants to purchase an additional 5,780,352 shares at $1.73 per share. We incurred approximately $2.2 million in expenses related to this offering (See Note 8, Common Stock Offering).

In October 2006, we repurchased 1,094,000 shares of common stock and 5,660,352 warrants related to the above offering. In November 2006, warrants to purchase 95,000 shares of common stock were exercised and the remaining warrants expired in December 2006.

Also in October 2006, in connection with our licensing and co-development agreement entered into with Novartis, we issued an aggregate of 8,670,520 shares of our common stock for gross proceeds of $15 million. We incurred expenses of approximately $0.2 million related to this offering. (See Note 7, Agreements with Novartis International Pharmaceutical Ltd.).

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of December 31, 2006:

Convertible senior notes	25,991,354
Convertible senior subordinated notes	6,825,888
Convertible subordinated notes	837,941
Equity incentive plans	6,637,095
Common stock warrants	800,000
Employee stock purchase plan	230,895
Restricted share rights	15,666

41,338,839

13.	Stock-Based Compensation

Stock-Based Compensation Expense

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. Under our plan, stock options are generally granted at fair market value.

We adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, beginning on the effective date, or January 1, 2006, compensation cost recognized includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, in accordance with the modified-prospective transition method, results for prior periods have not been restated to reflect the impact of SFAS 123(R). We use the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards granted after January 1, 2006. Expense is recognized using the graded-vesting multiple-option method for options granted prior to January 1, 2006.

Under SFAS 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $4.1 million, which consisted of $2.5 million of stock-based compensation expense related to employee stock options and employee stock purchases and $1.6 million of stock-based compensation expense related to share awards. Stock-based compensation expense recognized for share awards was $3.3 million and $4.3 million during the years ended December 31, 2005 and 2004, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the years ended December 31, 2005. Stock-based compensation expense related to employee stock options and employee stock purchases was $1.0 million for the year ended December 31, 2004.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards under SFAS 123(R) for the year ended December 31, 2006, which was allocated as follows (in thousands):

Research and development	$2,455
Selling, general and administrative	1,671

Stock-based compensation expense included in operating expenses	$4,126

Stock-based compensation had a $4.1 million effect on our net loss and a $(0.04) effect on basic and diluted net loss per share for the year ended December 31, 2006. There was no effect on cash flows from operations or financing activities for the periods presented.

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 if we had recognized compensation expense for all share-based payments to employees based on their fair values (in thousands, except per share amounts):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss, as reported	$(102,505)	$(252,298)
Add: Stock-based employee compensation included in reported net loss (share awards)	3,253	5,342
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,684)	(11,397)

Pro forma net loss	$(104,936)	$(258,353)

Basic and diluted net loss per share:
As reported	$(1.59)	$(4.67)
Pro forma	$(1.63)	$(4.78)

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rates	4.8%	4.1%	3.6%
Expected dividend yield	None	None	None
Expected life (in years)	2.8	3.5	4.5
Volatility	74%	90%	98%

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123(R) and EITF 96-18 at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

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

In December 2003, the Board of Directors approved the assumption and amendment and restatement of the Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan, or 2004 Plan, in connection with the merger between CTI and Novuspharma. The Plan provided for the grant of nonqualified stock options and restricted stock to certain of our officers, employees, members of our Board of Directors and consultants. There were 350,000 shares of common stock authorized under the 2004 Plan which was terminated as of December 31, 2006.

The Plans are administered by the Compensation Committee of the Board of Directors which has the discretion to determine which employees, consultants and directors shall be granted options. The options are typically exercisable ratably over a four-year period commencing one year from the date of grant, and expire not more than 10 years from the date of grant. As of December 31, 2006, 481,542 shares of common stock were available for future grants.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarized stock option activity for all of the stock option plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding January 1, 2004 (3,314,006 exercisable)	5,909,000	$15.45
Granted	1,260,000	$7.63
Exercised	(529,000)	$3.43
Forfeited	(681,000)	$15.25
Expired	—	$—

Outstanding December 31, 2004 (3,764,175 exercisable)	5,959,000	$14.89
Granted	2,949,000	$4.13
Exercised	(45,000)	$7.75
Forfeited	(2,673,000)	$12.46
Expired	(75,000)	$6.84

Outstanding December 31, 2005 (3,619,426 exercisable)	6,115,000	$10.95
Granted	1,082,000	$1.75
Exercised	—	$—
Forfeited	(480,000)	$4.09
Expired	(561,000)	$11.29

Outstanding December 31, 2006	6,156,000	$9.84	6.9	$80

Vested or expected to vest at December 31, 2006	5,859,756	$10.18	6.8	$78
Exercisable at December 31, 2006	4,710,761	$11.87	6.3	$53

The weighted average exercise price of shares exercisable at December 31, 2005 and 2004 was $15.61 and $18.74, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $0.2 million and $2.3 million, respectively. The weighted average fair value of options granted was $0.89, $2.72 and $5.41 during 2006, 2005, and 2004, respectively.

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

In May 2001, the Compensation Committee of the Board of Directors approved the rescission of certain stock option exercises that two officers and a consultant had made in January 2001. In exchange for the return of 91,384 shares of our common stock, we reinstated their original option grant and returned to them the related aggregate exercise price of $0.3 million. These options are subject to variable stock compensation accounting until the earlier of the expiration of the option grants or the end of the tax year in which the options are exercised. As of December 31, 2006, 19,170 options are still subject to variable stock compensation accounting.

In accordance with EITF 96-18, all equity instruments issued to non-employees are accounted for at the estimated fair value of the equity instruments. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. At December 31, 2006, 2005 and 2004, options to acquire 55,000, 50,368 and 107,537 shares of common stock, respectively, were accounted for based on their estimated fair values. We recorded compensation expense of $19,000 and $76,000 in 2006 and 2004, respectively and reversed previously recorded stock compensation expense of $49,000 in 2005 related to the issuance of these stock options.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about common stock options outstanding at December 31, 2006:

	Options Outstanding			Exercisable Options Outstanding (Without Restriction)
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.36 – $ 2.36	1,794,348	9.23Years	$2.01	725,525	$2.02
$ 2.43 – $ 2.97	1,278,948	6.74Years	$2.85	1,162,354	$2.86
$ 3.06 – $ 8.10	1,274,152	6.20Years	$5.91	1,149,481	$5.78
$ 8.23 – $20.48	671,125	6.61Years	$9.98	536,421	$9.99
$22.40 – $47.28	1,136,980	4.36Years	$34.40	1,136,980	$34.40

$ 1.36 – $47.28	6,155,553	6.90Years	$9.84	4,710,761	$11.87

Restricted Stock

We issued 126,390, 2,292,291 and 345,082 shares of restricted common stock in 2006, 2005 and 2004, respectively. The amount granted in 2006 does not include 1.4 million shares contingently granted based on approval of an increase in our authorized shares as these are not included in our shares issued and outstanding. Additionally, 134,105, 654,743 and 30,450 shares of restricted stock were cancelled during 2006, 2005 and 2004, respectively. The weighted average fair value of restricted shares issued during 2006, 2005 and 2004 was $1.76, $4.90 and $7.79, respectively.

Deferred stock-based compensation recorded for the restricted share grants for the years ended December 31, 2005 and 2004 was approximately $4.4 million and $1.4 million respectively, which generally represented the fair value of our stock issued on the date of grant. We reversed deferred stock-based compensation of $2.2 million and $0.4 million in 2005 and 2004, respectively, related to cancellations of restricted shares. In 2006 we reversed all remaining deferred stock-based compensation in connection with our implementation of SFAS 123R.

We also issued 103,665 restricted share rights to non-employees in 1998 for which ownership vests upon the achievement of clinical trial milestones (see Note 18, Significant Agreements). Upon entering into an amendment to the PG-TXL License Agreement in February 2006, we issued 87,999 shares of common stock upon the exercise of these restricted share rights and recorded a research and development expense of approximately $0.2 million for the year ended December 31, 2005.

A summary of the status of nonvested share awards as of December 31, 2006 and changes during the period then ended, is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	1,608,000	$4.92
Granted	126,000	$1.76
Vested	(873,000)	$3.82
Forfeited	(134,000)	$2.79

Nonvested at December 31, 2006	727,000	$6.09

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of share awards vested during the year ended December 31, 2006, 2005 and 2004 was $1.5 million, $2.1 million and $1.5 million, respectively.

As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options and share awards amounted to $1.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.3 years. This amount does not include unrecognized compensation cost related to 525,000 shares of contingent share awards granted during 2005 and 1.4 million contingent share awards granted during December 2006.

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued 14,064, 34,398 and 64,361 shares to employees in 2006, 2005 and 2004, respectively. The Purchase Plan terminated on April 29, 2006; however, an extension of the term to April 29, 2016 is subject to shareholder approval. If this extension is approved, there are 230,895 shares reserved for future purchases as of December 31, 2006.

Warrants

In 1998, we issued contingently exercisable warrants to purchase 350,000 shares of our common stock in connection with a license agreement with PG-TXL Company, L.P. at a per share exercise price of $20.00. The warrants expire in November 2008. In October 2001, we entered into a licensing agreement with Chugai Pharmaceutical Co, Ltd., or Chugai, allowing them to develop XYOTAX within certain territories. The signing of this agreement qualified as an exercise event, and the PG-TXL warrants became exercisable at an exercise price of $20.00. No warrants have been exercised as of December 31, 2006.

In 2002, we entered into an agreement with The Hope Heart Institute for research services. In connection with this agreement, we issued fully-vested warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share. The warrants expire in November 2007. Phillip M. Nudelman, Ph.D., is the chairman of our board of directors, and a member of our audit, compensation, and nominating and governance committees, and President, Chief Executive Officer and a member of the board of directors of the Hope Heart Institute (see Note 19, Related Party Transactions). No warrants have been exercised as of December 31, 2006.

In connection with our November 2005 6.75% convertible senior notes offering, we issued warrants to purchase 350,000 shares of common stock within five years at an exercise price of $3.50 per share to the initial purchaser of these notes. The estimated fair value of the warrants of approximately $0.6 million was capitalized as a debt issuance cost and is being amortized over the life of the convertible senior notes of five years. No warrants have been exercised as of December 31, 2006.

In connection with the CAP agreement, in November 2005 we issued 6.5 million zero strike price warrants as well as 3.4 million shares to two investors of our 6.75% convertible senior notes for an inducement to convert $38.4 million of our outstanding convertible senior subordinated notes. The conversion inducement was recorded as a debt conversion expense. (see Note 6, Long-Term Obligations). These warrants expire in October 2010. All warrants were exercised during 2006.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Employee Benefit Plans

CTI’s U.S. employees participate in the Cell Therapeutics, Inc. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make a discretionary matching contributions based on certain plan provisions. We made contributions of approximately $0.1 million, $0.2 million and $0.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with our merger with Novuspharma, on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon separation from the Company. Related costs are accrued over the employees’ service periods based on compensation and years of service. In accordance with EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, we have elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. Benefits of approximately $0.8 million, $0.6 million and $0.2 million were paid to employees who separated from the Company during 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the vested benefit obligation was approximately $0.9 million and $1.3 million, respectively and was included in long-term obligations.

15.    Segment Information and Other Data

We consider our operations to be a single operating segment, focused in the development, acquisition and commercialization of novel treatments for cancer. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

Because we sold our only commercial product, TRISENOX, to Cephalon on July 18, 2005, there were no product sales during 2006. During the years ended December 31, 2005 and 2004, TRISENOX product sales from major customers as a percentage of total product sales were as follows:

	2005	2004
Customer A	32%	35%
Customer B	21%	24%
Customer C	22%	20%

The following table depicts product sales attributed to external customers based the following geographic locations (in thousands):

	Year Ended December 31,
	2005	2004
North America	$11,413	$22,501
Europe	1,932	4,427
Asia	2,747	2,666

	$16,092	$29,594

The following table depicts long-lived assets based on the following geographic locations (in thousands):

	Year Ended December 31,
	2006	2005
United States	$24,663	$29,882
Europe	12,620	18,482

	$37,283	$48,364

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net loss	$(135,819)	$(102,505)	$(252,298)
Basic and diluted:
Weighted average shares outstanding	113,566	66,116	54,795
Less weighted-average restricted shares outstanding	(1,283)	(1,563)	(743)

Shares used in calculation of basic and diluted net loss per share	112,283	64,553	54,052

Net loss per share:
Basic and diluted	$(1.21)	$(1.59)	$(4.67)

As of December 31, 2006, 2005 and 2004, options, warrants, unvested restricted share awards and rights and convertible debt aggregating 41,353,113, 56,825,236 and 22,235,863 common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as their effects on the calculation are anti-dilutive.

17.    Income Taxes

As of December 31, 2006, we had net operating loss carryforwards of approximately $554.1 million, of which $56.9 million relates to stock option deductions, and research credit carryforwards of approximately $18 million. The carryforwards begin to expire in 2007.

Due to our equity financing transactions, and other ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, we incurred “ownership changes” pursuant to the Code. Accordingly, our use of net operating loss carryforwards is limited to approximately $12.7 million annually for losses incurred prior to August 2, 2004 (which aggregate approximately $360.0 million). Additionally, all losses incurred prior to March 27, 1997 (which aggregate $75.5 million) are subject to an annual limitation of approximately $4.2 million. All losses may also be subject to future ownership change limitations. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period, which is generally 15-20 years. It is currently expected that approximately $9.7 million of the losses incurred prior to March 27, 1997 will expire unused due to the limitations under Section 382 alone. Additional net operating losses may expire if we do not generate sufficient income to utilize the losses before their normal expiration.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting. We recognized a valuation allowance equal to net deferred tax assets due to the uncertainty of realizing the benefits of the assets. Our valuation allowance increased $27.2 million, $29.6 million, and $52.7 million during 2006, 2005 and 2004, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$188,378	$138,677
Capitalized research and development	68,994	64,218
Intangible asset	—	26,453
Research and development tax credit carryforwards	17,963	16,932
Debt issue costs	—	7,110
USAO Settlement	3,570	—
Warrants issued	3,485	3,319
Stock based compensation	2,865	1,910
Lease liability and building impairments	1,606	2,417
Charitable contributions carryforward	2,025	2,058
Other deferred tax assets	2,905	2,256

Gross deferred tax assets	291,791	265,350
Less valuation allowance	(289,828)	(262,668)

	1,963	2,682
Deferred tax liabilities:
GAAP adjustments on Novuspharma merger	(1,626)	(1,995)
Deductions for tax in excess of financial statements	(337)	(687)

Gross deferred tax liabilities	(1,963)	(2,682)
Net deferred tax assets	$—	$—

Subsequent to 2005, we had a change in the tax treatment related to a gain on the transfer of an intangible asset, thus resulting in a change in tax basis. Accordingly, we reclassified $26.5 million from an intangible deferred tax asset to the net operating loss carryfoward deferred tax assets.

The reconciliation between our effective tax rate and the income tax rate as of December 31 is as follows:

	2006	2005	2004
Federal income tax rate	(34%)	(34%)	(34%)
Research and development tax credits	(1)	(1)	(1)
Permanent difference—IPRD	—	—	12
Permanent difference—other	12	1	1
Valuation allowance	20	30	21
Other	3	4	1

Net effective tax rate	—%	—%	—%

18.    Significant Agreements

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are obligated to make payments to PG-TXL Company upon the achievement of certain development and regulatory milestones. To date we have made $5.6 million in milestone payments and could be obligated to make additional payments of up to $14.9 million in the future if additional milestones are met. We also granted warrants to purchase 350,000 shares of our common stock to PG-TXL Company, L.P. which became exercisable upon our entering a licensing agreement for XYOTAX with Chugai Pharmaceutical Co., Ltd (see Note 13, Stock Based Compensation).

In connection with the agreement with PG-TXL Company, we also entered into Signing Bonus and Restricted Stock and Share Grant Agreements and Consulting Agreements with certain individuals affiliated with PG-TXL Company, L.P., or the PG-TXL Affiliates. The Company also granted 103,665 restricted share rights to the PG-TXL Affiliates, 87,999 of which vested and were issued in February 2006 in connection with the amendment to the License Agreement. For the year ended December 31, 2005, we recorded approximately $0.2 million in research and development expense in anticipation of the vesting of these restricted share rights. The remaining restricted share rights vest upon certain performance conditions which include successfully completing a phase III clinical trial of a licensed product and receiving regulatory approval of an NDA by the FDA. We will begin to record compensation expense at the time the vesting of the share rights become probable.

Chugai Pharmaceutical Co., Ltd.: In October 2001, we entered into a licensing agreement with Chugai for the development and commercialization of XYOTAX in several Asian territories. Upon execution of the agreement, Chugai paid us a $3.0 million upfront fee which was recorded as deferred revenue and originally recognized as revenue over the estimated development period of approximately seven years on a straight-line basis. We recognized $0.4 million of this revenue as well as approximately $0.8 million in development expenditure reimbursements from Chugai during 2004. In October 2005, Chugai notified us of their intent to terminate the agreement and accordingly, we recognized the remaining deferred revenue of $1.4 million in the fourth quarter of 2005 as there was no additional planned development period. The agreement was terminated effective March 2006.

Nippon Shinyaku Co., Ltd.: In December 2002, we entered into a distribution agreement with Nippon Shinyaku Co., Ltd., or Nippon which Cephalon assumed in connection with the TRISENOX divestiture in July 2005. This agreement granted an exclusive license to Nippon to market and distribute TRISENOX in Japan, South Korea and Taiwan. Upon execution of the agreement, Nippon paid us a $750,000 initial payment, which was recorded as deferred revenue and was recognized as revenue over the performance period of approximately two years on a straight-line basis. We recognized $0.2 million of revenue during 2004. As of December 31, 2004 all deferred revenue related to the initial payment had been recognized. We also received and recognized as revenue $0.5 million milestone payments in 2004 related to Nippon’s receipt of marketing approval and submission of an NDA in Japan, respectively. In December 2004, Nippon launched TRISENOX for the treatment of relapsed/refractory APL in Japan. Pursuant to a supply agreement we entered into with Nippon, we recorded $1.3 million and $0.8 million in product sales during 2005 and 2004, respectively.

Other Significant Agreements: We have several agreements with clinical research organizations, third party manufacturers, and distributors which have a duration greater than one year for the development of our products.

19.    Related Party Transactions

In the case of termination, we have severance agreements with our executive officers that provide benefits for eighteen to twenty-four months.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, we entered into a two-year Sponsored Research Agreement with the Hope Heart Institute, a non-profit corporation, to perform research specified by us and reviewed by a joint research committee comprised of individuals from our company and from the Hope Heart Institute. In addition to monthly payments, we granted a fully vested warrant to the Hope Heart Institute to purchase 100,000 shares of our common stock at a purchase price of $10.00 per share (see Note 13, Stock Based Compensation). Phillip M. Nudelman, Ph.D., is the chairman of our board of directors, and a member of our audit, compensation, and nominating and governance committees, and President, Chief Executive Officer and a member of the board of directors of the Hope Heart Institute. Jack W. Singer, M.D., who is a member of our board of directors and our Executive Vice President, Chief Medical Officer, was a member of the Scientific Advisory Board of the Hope Heart Institute in 2002. During 2004, we made payments to the Hope Heart Institute of $45,000 for research related expenses. We also made charitable contributions of $6,500, $24,000 and $11,000 in 2006, 2005 and 2004, respectively. In 2004, we terminated the Sponsored Research Agreement.

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

20.    Legal Proceedings

On February 10, 2004, Micromet AG, or Micromet, a Munich, Germany-based company, filed complaints against us in the federal district court for the Western District in the State of Washington, asserting that Cell Therapeutics Europe S.r.l., or CTI-Europe, formerly known as Novuspharma S.p.A., had purportedly breached a contract with Micromet for the development of MT-201, a fully human antibody targeting the EP-CAM molecule. The claims alleged that CTI-Europe failed to pay for certain milestones and development expenses owed under the contract. On February 23, 2004, we answered the complaint, denying the substance of the allegations and filed counterclaims for breach of contract and for rescission of the contract based on Micromet’s misrepresentations and failures to disclose material information including preclinical trial tests which were determined to be invalid. On May 3, 2006, we entered into a settlement and release with Micromet regarding this lawsuit pursuant to which we paid Micromet approximately $1.9 million in cash and the lawsuit was dismissed with prejudice.

Beginning in March 2005, a number of shareholder class actions, alleging violations of federal securities laws, were filed against CTI, James Bianco and Max Link. These actions have been consolidated in the United States District Court for the Western District of Washington. On November 7, 2005, the plaintiffs filed a Consolidated and Amended Class Action Complaint against CTI, James Bianco and Jack Singer. The Consolidated and Amended Complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of common stock during the period from November 14, 2003 to March 7, 2005, or the Class Period. Plaintiffs alleged that the defendants violated federal securities laws by, among other things, making false statements of material facts and/or omitting to state material facts to make the statements not misleading in connection with the results of the Company’s STELLAR clinical trials for its drug XYOTAX. On January 6, 2006, CTI filed a motion to dismiss this class

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action complaint. On May 4, 2006 the Court granted CTI’s motion to dismiss this lawsuit with leave to the plaintiffs to amend. On June 8, 2006 the Court entered a dismissal of this lawsuit with prejudice.

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

We have reached an oral agreement in principle with the USAO regarding the material terms of a settlement. The final terms and details of this settlement are subject to change and pending the completion and execution of a definitive settlement agreement between the Company and the USAO, but we understand that the agreement in principle is that we will make a single payment of $10.5 million to the USAO in return for a release of all government claims in connection with the qui tam action and related matters. We would not make any admission of wrongdoing as part of this settlement. There is no guarantee that the Company and the USAO will be able to complete a definitive settlement agreement on the terms of the oral agreement in principle or at all. This settlement does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorney’s fees and employment related claims. We believe that claims related to wrongful termination are not meritorious.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert, seeking recovery of damages, including losses incurred by the Company in connection with its above referenced USAO investigation, defense and settlement of claims by the government concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the exception of $10.5 million included in accrued expenses related to the USAO litigation matter, we have not recorded a reserve for any of the above matters as of December 31, 2006.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

21.    Subsequent Events

Reverse Stock Split

In February 2007, our Board of Directors authorized a one-for-four reverse split of our common stock which we expect to take effect on or around April 15, 2007. The reverse split will affect all shares of our common stock, including underlying stock options and other convertible instruments outstanding immediately prior to the effective time of the reverse split.

Preferred Stock Offering

In February 2007, we issued 20,000 shares of our Series A 3% convertible preferred stock, or preferred stock, in a registered offering at an issue price of $1,000 per share, and warrants to purchase an additional 5,979,065 shares of our common stock, no par value at an exercise price of $1.61 per share.

The preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted by the conversion price, which is initially $1.6725. The initial conversion price is subject to adjustment in certain events.

The warrants will only become exercisable on or after the date upon which all necessary corporate and shareholder action to approve an amendment to our articles of incorporation to increase the number of authorized shares of common stock to an amount sufficient to permit the issuance of all shares of common stock issuable upon exercise of the warrants shall have been taken and such amendment shall have been accepted by the Secretary of State of the State of Washington.

As of March 7, 2007, 12,055 shares of preferred stock had been converted into 7,207,767 shares of common stock.

22.    Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)		Fourth Quarter
2006
Revenues	$20	$20	$20		$20
Gross profit	20	20	20		20
Operating expenses	(26,516)	(23,562)	(23,700)		(24,902)
Net loss	(51,916)	(20,472)	(27,832)		(35,599)
Net loss per share—basic and diluted	(0.58)	(0.20)	(0.25)		(0.25)
2005
Revenues	$6,140	$7,468	$1,291		$1,193
Gross profit	5,894	7,256	1,231		1,193
Operating income (expenses)	(41,888)	(40,254)	(713	)(i)	9,030 (i)
Net loss	(39,132)	(36,175)	(8,504)		(18,694)
Net loss per share—basic and diluted	(0.62)	(0.57)	(0.13)		(0.27)

(i)	In the third and fourth quarters of 2005, we recognized the gain on divestiture of TRISENOX of $30.5 million and $40.7 million, respectively.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures relative to accounts payable and accrued expense balances were not effective because of material weaknesses described in Management’s annual report on internal control over financial reporting. As a result, we restated our March 31, 2006, June 30, 2006 and September 30, 2006 interim consolidated financial statements filed on Forms 10-Q/A.

Description of Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified that at December 31, 2006, we had the following material weaknesses relative to the effectiveness of our internal control over financial reporting:

•

We did not maintain an effective review and approval process in CTI (Europe) to ensure the accuracy of accounts payable and accrued expenses for certain activities shared by headquarters and CTI (Europe) in conformity with generally accepted accounting principles.

•	We did not maintain effective internal controls related to the financial reporting process to detect errors that are not identified by the process level controls in CTI (Europe).

Remediation of Material Weaknesses

In an effort to remediate the material weaknesses described above, we are currently implementing enhanced review and approval procedures that are designed to help ensure we accurately record accounts payable and accrued expense balances in CTI (Europe). These enhanced procedures will provide for additional managerial oversight of accounts payable and accrued expense balances. Additionally, we are training personnel in key finance positions in CTI (Europe) in the enhanced procedures and appropriate levels of oversight and review.

In light of the material weaknesses described above, our management performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

The information pertaining to directors required by Part III, Item 10, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2007 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age as of 12/31/2006	Position
James A. Bianco, M.D.	50	President, Chief Executive Officer
Louis A. Bianco	54	Executive Vice President, Finance and Administration
Dan Eramian	58	Executive Vice President, Corporate Communications
Jack W. Singer, M.D.	64	Executive Vice President, Chief Medical Officer
Scott C. Stromatt, M.D.	49	Executive Vice President, Clinical Development and Regulatory Affairs

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

Mr. Eramian was hired as executive vice president, corporate communications in March 2006. Prior to joining us, Mr. Eramian was Vice President of Communications at BIO, an industry organization representing more than 1,200 biotechnology companies, academic institutions, state biotechnology centers and related organizations. Prior to that, he was Assistant Administrator of Communications at the Small Business Administration and Director of Public Affairs at the Department of Justice and Chief Spokesman for the Attorney General.

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

Compliance with Section 16(a) of the Exchange Act

The information pertaining to compliance with Section 16(a) of the Exchange Act required by Part III, Item 10, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2007 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Audit Committee Financial Expert

The Company’s board of directors has determined that Audit Committee member John Bauer is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulations S-K of the Securities Exchange Act of 1934, as amended, or Exchange Act, and is independent within the meaning if Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. John Bauer, Vartan Gregorian and Phil Nudelman are the members of the Company’s Audit Committee.

Other Information

The information required by Part III, Item 10, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2007 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 11.	Executive Compensation

The information required by Part III, Item 11, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2007 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Part III, Item 12, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2007 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2007 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the 2007 annual meeting of shareholders, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements

Management’s Report on Internal Control over Financial Reporting

Reports of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules

II—Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(i)	Exhibits

Exhibit Number	Description
2.1(6)	Agreement and Plan of Reorganization between PolaRx Biopharmaceuticals, Inc., the Registrant and PolaRx Biopharmaceuticals Acquisition Corp., dated January 7, 2000.

2.2(13)	Amendment No. 1 to Agreement and Plan of Reorganization between PolaRx Biopharmaceuticals, Inc., the Registrant and David M. Tanen as PolaRx Representative, dated March 6, 2003.

2.3(14)	Agreement and Plan of Merger by and between Cell Therapeutics, Inc. and Novuspharma, S.p.A., dated as of June 16, 2003.

3.1(19)	Registrant’s Restated Articles of Incorporation.

3.2(15)	Registrant’s Amended and Restated Bylaws.

4.1(4)

Form of Rights Agreement dated as of November 11, 1996, between the Registrant and Harris Trust Company of California, which includes the Form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation of the Series C Preferred Stock as Exhibit C.

4.2(12)	First Amendment to Rights Agreement dated as of November 20, 2002, between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC.

4.3(7)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated June 13, 2001.

4.4(13)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated December 20, 2002.

4.5(17)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated June 23, 2003.

4.6(25)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated November 4, 2005.

Exhibit Number	Description
4.7(28)	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated April 27, 2006.

4.8(28)	Registration Rights Agreement between Cell Therapeutics, Inc. and the Existing Holders dated April 27, 2006.

4.9(31)	Registration Rights Agreement between Cell Therapeutics, Inc. and Novartis Pharma AG dated September 15, 2006.

4.10(32)	Form of Warrant included as Exhibit C to Securities Purchase Agreement between Corporation and the investors signatory thereto, dated September 18, 2006.

10.1(3)	Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated March 27, 1992, as amended March 31, 1993 and October 13, 1993.

10.2(1)	Assignment of Lease between Manlove Travel and the Registrant, dated April 23, 1993.

10.3(2)	Letter Agreement between David A. Sabey, Sandra L. Sabey and the Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

10.4(2)	Third Amendment to Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated as of September 10, 1996.

10.5(10)	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.

10.6	Third Amendment to Sublease Agreement between F5 Networks, Inc. and the Registrant, dated December 22, 2005.

10.7(13)	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.

10.8(22)*	Employment Agreement between the Registrant and James A. Bianco, dated as of January 1, 2005.

10.9(23)*	Form of Strategic Management Team Severance Agreement.

10.10(9)*	Form of Indemnification Agreement.

10.11(11)*	1994 Equity Incentive Plan, as amended.

10.12(19)*	1996 Employee Stock Purchase Plan, as amended.

10.13(19)*	2003 Equity Incentive Plan.

10.14(18)*	Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan

10.15(27)*	Form of Notice of Grant of Award and Award Agreement for grants of restricted stock under the Registrant’s 2003 Equity Incentive Plan, as amended.

10.16(27)*	Form of Notice of Grant of Stock Options and Option Agreement for option grants under the Registrant’s 2003 Equity Incentive Plan, as amended.

10.17(3)*	Form of Nonqualified Stock Option Agreement for option grants under the Registrant’ s Novuspharma S.p.A. Stock Option Plan.

10.18(5)†	License Agreement dated as of November 13, 1998, by and between PG-TXL Company, L.P. and the Registrant.

10.19(26)†	Amendment No. 1 to the License Agreement, dated as of February 1, 2006, by and between the Registrant and PG-TXL Company, L.P.

10.20(8)†	Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.

10.21(8)†	License Agreement dated as of October 19, 2001, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

Exhibit Number	Description
10.22(36)	Termination Agreement dated March 14, 2006, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.23(9)†	ISDA Master Agreement dated as of January 25, 2002, between Citibank N.A. and the Registrant.

10.24(27)†	Financing Agreement dated December 21, 2004, between the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.25(21)	Security Agreement dated December 21, 2004, among the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.26(21)	Guaranty Agreement dated December 21, 2004, between PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.27(21)	Registration Rights Agreement dated December 21, 2004, among the Registrant PolaRx Biopharmaceuticals, Inc., a wholly owned subsidiary of the Registrant, and PharmaBio Development, Inc.

10.28(21)	Form of Securities Purchase Agreement between the Corporation and each investor.

10.29(24)	Acquisition Agreement by and among the Registrant, Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.

10.30(28)	Purchase Agreement between Cell Therapeutics, Inc. and CRT Capital Group LLC, dated April 24, 2006.

10.31(28)	Exchange Agreement by and among Cell Therapeutics, Inc. and the Existing Holders, dated April 24, 2006.

10.32(29)	Step-Up Equity Financing Agreement between Cell Therapeutics, Inc. and Societe Generale, dated June 21, 2006.

10.33(30)	Amendment No.1 to the Step-Up Equity Financing Agreement between Cell Therapeutics, Inc. and Societe Generale, dated July 31, 2006.

10.34(33)	Amendment No. 2 to the Step-Up Equity Financing Agreement between Cell Therapeutics, Inc. and Societe Generale, dated September 30, 2006.

10.35(35)	Amendment No. 3 to the Step-Up Equity Financing Agreement between Cell Therapeutics, Inc. and Societe Generale, dated December 15, 2006.

10.36(31)	License and Co-Development Agreement by and among Cell Therapeutics, Inc., Cell Therapeutics Europe S.r.L. and Novartis International Pharmaceutical Ltd. dated September 15, 2006.

10.37(31)	Securities Purchase Agreement between Cell Therapeutics, Inc. and Novartis Pharma AG dated September 15, 2006.

10.38(32)	Securities Purchase Agreement by and between the Corporation and the investors signatory thereto dated September 18, 2006.

10.39(32)	Letter Agreement between the Corporation, Rodman & Renshaw, LLC and Punk Ziegel and Company dated September 15, 2006.

10.40(34)	Form of Agreement between the Corporation and the investors signatory thereto, dated October 16, 2006.

10.41(34)	Form of Warrant Repurchase Agreement by and between the Corporation and the holders signatory thereto, dated October 16, 2006.

Exhibit Number	Description
10.42	Agreement to Modify the Corporation’s Compensation Arrangement for Non-Employee Directors, dated February 17, 2006.

10.43	Amendment No. 1 to the Agreement to Modify the Corporation’s Compensation Arrangement for Non-Employee Directors, dated February 17, 2006.

10.44	Agreement to Bonus Payment and Contingent Bonus Payment for Officer of the Corporation.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 (No. 33-4154), filed on April 26, 1996.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-20855).
(3)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 10, filed on April 29, 1996.
(4)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 8-A, filed on November 15, 1996.
(5)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.
(6)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 25, 2000.
(7)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 13, 2001.
(8)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001.
(9)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.
(10)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on April 30, 2002.
(11)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on July 24, 2002.
(12)	Incorporated by reference to exhibits to the Registrant’s Form 8A/A, filed on January 10, 2003.
(13)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003.
(14)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.
(15)	Incorporated by reference to appendix H to the Registrant’s Registration Statement on Form S-4 (No. 333-106906).

(16)	Incorporated by reference to exhibit 10.24 to the Registrant’s Registration Statement on Form S-4, filed on July 9, 2003 (No. 333-106906).
(17)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 6, 2003.
(18)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on February 13, 2004.
(19)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K filed June 4, 2004.
(20)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on August 6, 2004.
(21)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 23, 2004.
(22)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 6, 2005.
(23)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005.
(24)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.
(25)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on November 10, 2005.
(26)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 14, 2006.
(27)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.
(28)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 28, 2006.
(29)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 23, 2006.
(30)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 3, 2006.
(31)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on September 18, 2006.
(32)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on September 20, 2006.
(33)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on October 5, 2006.
(34)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on October 19, 2006.
(35)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 21, 2006.
(36)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 15, 2007.

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

Signature	Title	Date

/s/ Phillip M. Nudelman Phillip M. Nudelman	Chairman of the Board and Director	March 15, 2007

/s/ James A. Bianco James A. Bianco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 15, 2007

/s/ John H. Bauer John H. Bauer	Director	March 15, 2007

/s/ Vartan Gregorian Vartan Gregorian, Ph.D.	Director	March 15, 2007

/s/ Mary O. Mundinger Mary O. Mundinger	Director	March 15, 2007

/s/ Jack W. Singer Jack W. Singer M.D.	Director	March 15, 2007

/s/ Frederick Telling Frederick Telling	Director	March 15, 2007

SCHEDULE II

CELL THERAPEUTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions		Balance at End of Period
Year ended December 31, 2006:
Allowance for sales returns	$—	$—	$—		$—
Allowance for doubtful accounts and discounts	—	—	—		—
Reserve for excess inventory that may expire or become unsaleable	—	—	—		—

	$—	$—	$—		$—

Year ended December 31, 2005:
Allowance for sales returns	$1,406	$201	$(1,607	)(1)	$—
Allowance for doubtful accounts and discounts	36	234	(270	)(2)	—
Reserve for excess inventory that may expire or become unsaleable	51	1	(52	)(3)	—

	$1,493	$436	$(1,929)		$—

Year ended December 31, 2004:
Allowance for sales returns	$2,029	$60	$(683)		$1,406
Allowance for doubtful accounts and discounts	88	442	(494)		36
Reserve for excess inventory that may expire or become unsaleable	76	57	(82)		51

	$2,193	$559	$(1,259)		$1,493

(1)	Approximately $1,572,000 was included in the asset disposal group related to the divestiture of TRISENOX to Cephalon.
(2)	Approximately $51,000 was included in the asset disposal group related to the divestiture of TRISENOX to Cephalon.
(3)	This balance was included in the asset disposal group related to the divestiture of TRISENOX to Cephalon.