Form 10-K/A
period 2006-12-31
CELL THERAPEUTICS INC
filed 2007-04-30
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission file number: 001-12465

CELL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 Elliott Avenue West, Suite 400 Seattle, WA 98119	98119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Global Market

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2006 was approximately $195,011,000 based on the closing price of such shares on the NASDAQ Global Market on June 30, 2006. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 12, 2007 was 155,141,271.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007 (the “Original Filing”), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2006 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information with respect to our directors:

Name	Age as of March 31, 2007	Director Since	Class	Term Expiration
James A. Bianco, M.D.	50	1991	II	2008 Annual Meeting
John H. Bauer (3)(5)	65	2005	I	2007 Annual Meeting
Vartan Gregorian, Ph.D (3)(4)	72	2001	II	2008 Annual Meeting
Mary O. Mundinger, Dr. PH (4)(5)	69	1997	III	2007 Annual Meeting
Phillip M. Nudelman, Ph.D. (1)(2)(3)(4)	71	1994	I	2007 Annual Meeting
Jack W. Singer, M.D. (5)	64	1991	III	2007 Annual Meeting
Frederick W. Telling, Ph.D. (2)(3)	55	2006	I	2007 Annual Meeting

(1)	Chairman of the Board of Directors.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee (Dr. Telling became a member as of 4/1/2007).
(4)	Member of the Nominating and Governance Committee.
(5)	CTI was unable to hold an annual meeting in 2006 because it did not achieve a quorum for the meetings called. Pursuant to the Company’s charter, this director’s term was extended until the next election of its directors.

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

Mr. Bauer was appointed to our board of directors in October 2005. Mr. Bauer was formerly Executive Vice President for Nintendo of America Inc. from 1994 to 2003. While at Nintendo of America Inc., he had direct responsibility for all administrative and finance functions. He is currently serving as a consultant to Nintendo of America Inc. In addition, he serves as an executive advisor and chief financial officer at DigiPen Institute of Technology. Mr. Bauer is also a member of the board of directors of Zones, Inc. and is chairman of the Zones, Inc. audit committee. From 1963 to 1994 he worked for Coopers & Lybrand, including serving as the business assurance (audit) practice Partner. He was also a member of Coopers & Lybrand’s Firm Council, the senior policy making and governing board for the firm.

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

Dr. Mundinger has been one of our directors since April 1997. Since 1986, she has been a dean and professor at the Columbia University School of Nursing. She has also served as vice president of Columbia University Medical Center since 2006. Dr. Mundinger currently serves on the board of directors of United Health Group and Gentiva Health Services. Dr. Mundinger received her doctorate of public health from Columbia’s School of Public Health.

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

Dr. Telling has been one of our directors since December 2006. Dr. Telling is the Vice President of Corporate Policy and Strategic Management for Pfizer Inc and was elected a corporate officer of Pfizer in 1994. He joined Pfizer in 1977 and has been responsible for strategic planning and policy development throughout the majority of his career. He is a member of the Board of the Alliance for Aging Research, Biotechnology Industry Organization (BIO—Executive Committee), the California Health Care Institute, the New England Healthcare Institute (Vice Chairman), Committee for Economic Development (Vice Chairman), Healthy Florida Foundation, March of Dimes National Foundation Board, The Montrose Group, ORBIS, New York Biotechnology Association (NYBA), and United Hospital Fund. Dr. Telling received his BA from Hamilton College and his Master’s of Industrial and Labor Relations and Ph.D. in Economics and Public Policy from Cornell University.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age as of 12/31/06	Position
James A. Bianco, M.D.	50	President, Chief Executive Officer and Director
Louis A. Bianco	54	Executive Vice President, Finance and Administration
Dan Eramian	58	Executive Vice President, Corporate Communications
Jack W. Singer, M.D.	64	Executive Vice President, Chief Medical Officer
Scott C. Stromatt, M.D.	49	Executive Vice President, Clinical Development and Regulatory Affairs

For biographical information concerning Drs. James Bianco and Jack Singer, who are each directors of CTI as well as executive officers, please see the discussion above under the heading “Directors”.

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

Mr. Eramian joined us as executive vice president, corporate communications in March 2006. Prior to joining us, Mr. Eramian was Vice President of Communications at BIO, an industry organization representing more than 1,200 biotechnology companies, academic institutions, state biotechnology centers and related organizations. Prior to that, he was Assistant Administrator of Communications at the Small Business Administration and Director of Public Affairs at the Department of Justice and Chief Spokesman for the Attorney General.

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

Audit Committee Financial Expert

The Company’s board of directors has determined that Audit Committee member John Bauer is an Audit Committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended, or Exchange Act, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. John Bauer, Vartan Gregorian, Phil Nudelman and Fred Telling are the members of the Company’s Audit Committee. Our Board of Directors has determined that each of Mr. Bauer, Dr. Gregorian, Dr. Nudelman and Dr. Telling is independent within the meaning of the Nasdaq Stock Market, Inc. independent director standards.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of common stock and our other equity securities. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of this information or written representations from reporting persons that no other reports were required, we believe that, during the 2006 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners complied with Section 16(a), except for four Form 4s covering four transactions. Form 4s covering four transactions in February 2006, were filed late for each of Phillip Nudelman, Mary Mundinger, Vartan Gregorian and John Bauer.

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

Cell Therapeutics, Inc.

Attention: Investor Relations

501 Elliott Avenue West, Suite 400

Seattle, WA 98119

(206) 282-7100

Any waivers of the Company’s code of ethics will be posted on its website, at http://www.cticseattle.com. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K/A and is not incorporated by reference herein.

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines, which are available on the Company’s website at http://www.cticseattle.com/investors_management.htm. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K/A and is not incorporated by reference herein. Shareholders may request a free copy of the Corporate Governance Guidelines at the address and phone numbers set forth above.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to the Company by the President and Chief Executive Officer (the “CEO”), the Executive Vice President, Finance and Administration and the Company’s next three most highly compensated executive officers for fiscal year 2006. Collectively, these are the “named executive officers”. The number of shares of restricted stock and/or options set forth in the footnotes to this table and in the other tables and related footnotes set forth in this Item 11 reflect the completion of the one-for-four reverse stock split which became effective on April 15, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)(3)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
James A. Bianco, M.D.	2006	650,000	510,000	435,351	345,995	—	402,857	2,344,203
President and Chief Executive Officer

Louis A. Bianco	2006	330,000	79,200	108,913	278,501	—	17,506	814,120
Executive Vice President, Finance and Administration

Dan Eramian	2006	259,067	62,176	56,677	43,965	—	126,720	548,605
Executive Vice President, Corporate Communications

Jack W. Singer, M.D.	2006	340,000	81,600	108,913	288,591	—	42,309	861,413
Executive Vice President, Chief Medical Officer

Scott Stromatt, M.D.	2006	291,500	69,960	129,084	202,187	—	5,205	697,936
Executive Vice President, Clinical Development and Regulatory Affairs

Jade Brown (5)	2006	183,615	—	27,954	50,016	—	313,741	575,326
Former Executive Vice President, Chief Business Officer

(1)

Amounts reflected in this column represent cash incentive payments paid to our named executive officers based on fiscal year 2006 individual and corporate performance as approved by our Compensation Committee and as more fully discussed in “Compensation Discussion and Analysis – Principal Elements of Compensation” below. Taxes due with respect to bonuses paid to Dr. James Bianco in 2006 were “grossed up” and the “gross up” amount related to such bonuses is reflected in the All Other Compensation Table below.
(2)	The amounts in these columns reflect amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment,” (FAS 123R) which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted in exchange for services over the requisite service period, which is typically the vesting period, without any reduction for risk of forfeiture. The stock and option awards included in this expense amount were granted from 2003 through 2006. There can be no assurance that the FAS 123R amounts will ever be realized. For more information, see Note 13 in the Notes to Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(3)	Stock award amounts in this table do not reflect shares of restricted stock approved on December 22, 2006 by our Compensation Committee which have not yet been issued because an amendment to increase the number of shares authorized for issuance pursuant to the plan under which such shares will be issued has not yet been approved by the Company’s shareholders. See “Compensation Discussion & Analysis – 2006 Equity Awards” for more information regarding these restricted stock grants.
(4)	See “All Other Compensation Table” below for a discussion of the components of the amounts set forth in this column.
(5)	Jade Brown terminated his employment with the Company in August 2006. His compensation information is included in the summary compensation table as he would have been one of the Company’s three highest paid executive officers for the year ended December 31, 2006 had he continued employment with the Company.

All Other Compensation Table

The following table shows the components of all other compensation.

Name	Use of Chartered Aircraft ($)		Tax Gross-ups ($)		Insurance Premiums ($)	401(k) Match ($)	Employment Termination Payment ($)	Executive Relocation Benefits ($)		Other Personal Benefits ($)		Total ($)
James A. Bianco, M.D.	219,832	(1)	146,320	(2)	20,020	—	—	—		16,685	(7)	402,857
Louis A. Bianco	—		3,429	(3)	7,326	3,300	—	—		3,451		17,506
Dan Eramian	—		6,547	(4)	1,742	—	—	116,287	(6)	2,144		126,720
Jack W. Singer, M.D.	—		9,375	(3)	26,934	3,300	—	—		2,700		42,309
Scott C. Stromatt, M.D.	—		290	(5)	810	3,300	—	—		805		5,205
Jade Brown	—		—		324	2,754	310,663	—		—		313,741

(1)	Represents the incremental cost of personal use of chartered aircraft by Dr. James Bianco’s spouse and family member who accompanied him while traveling for business with other named executive officers or employees. To determine the incremental cost of use of chartered aircraft by our named executive officers and employees, the total number of air miles flown for a trip is calculated based on the number of passengers on each segment of the trip. The number of miles flown by our named executive officers and employees is then calculated as a percentage of the total air miles flown.
(2)	Represents tax reimbursements for bonuses paid, tax preparation fees, health club dues and insurance premiums.
(3)	Represents tax reimbursements for tax preparation fees and insurance premiums.
(4)	Represents tax reimbursements for tax preparation fees, executive relocation benefits and gifts.
(5)	Represents tax reimbursements for tax preparation fees.
(6)	Represents executive relocation benefits Mr. Eramian received pursuant to the Company’s executive relocation plan after joining the Company in March of 2006.
(7)	Other personal benefits for Dr. James Bianco include $7,050 for payment of personal travel expenses, $6,985 for health club dues, and $2,650 for tax preparation services.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to our named executive officers during fiscal 2006:

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold (#)	Target (#)		Maximum (#)
James A. Bianco, M.D.	—	—	—		—	—	—	—	—
Louis A. Bianco	6/22/2006	—	7,500	(2)	—	—	—	5.68	18,282
Dan Eramian	3/31/2006	—	—		—	—	23,750	7.64	100,026
	3/31/2006	—	—		—	10,000	—	—	76,400
	6/22/2006	—	7,500	(2)	—	—	—	5.68	18,282
	6/23/2006	—	—		—	3,750	—	—	20,700
Jack W. Singer, M.D.	6/22/2006	—	7,500	(2)	—	—	—	5.68	18,282
Scott C. Stromatt, M.D.	6/22/2006	—	7,500	(2)	—	—	—	5.68	18,282
Jade Brown	6/22/2006	—	7,500	(2)	—	—	—	5.68	18,282

(1)	Stock award amounts in this table do not reflect shares of restricted stock approved on December 22, 2006 by our Compensation Committee which have not yet been issued because an amendment to increase the number of shares authorized for issuance pursuant to the plan under which such shares will be issued has not yet been approved by the Company’s shareholders. See “Compensation Discussion & Analysis – 2006 Equity Awards” for more information regarding these restricted stock grants.
(2)	Option awards vested in full upon the close of the license and co-development agreement with Novartis Pharmaceutical Ltd. on September 15, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of fiscal 2006:

	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(10)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Grant Date	Exercisable	Unexercisable
James A. Bianco, M.D.	12/10/1998	13,914	—		11.88	12/10/2008	—		—
	12/22/1999	25,000	—		12.25	12/22/2009	—		—
	11/30/2000	75,000	—		171.88	11/30/2010	—		—
	11/30/2001	62,500	—		109.18	11/30/2011	—		—
	7/30/2002	29,937	—		13.94	7/30/2012	—		—
	12/3/2002	47,500	—		37.98	12/3/2012	—		—
	12/11/2003	31,250	—		32.40	12/11/2013	—		—
	12/14/2005	31,250	31,250	(1)	9.44	12/14/2015	—		—
	1/10/2005	—	—		—	—	50,000	(2)	350,000
	12/14/2005	—	—		—	—	31,250	(3)	218,750

Louis A. Bianco	7/31/1998	16,038	—		11.62	7/31/2008	—		—
	12/10/1998	8,750	—		11.88	12/10/2008	—		—
	12/22/1999	8,750	—		12.25	12/22/2009	—		—
	11/30/2000	7,500	—		171.88	11/30/2010	—		—
	11/30/2001	10,328	—		109.18	11/30/2011	—		—
	7/30/2002	7,006	—		13.94	7/30/2012	—		—
	12/3/2002	11,153	—		37.98	12/3/2012	—		—
	12/11/2003	14,857	—		32.40	12/11/2013	—		—
	7/14/2005	25,000	12,500	(6)	11.12	7/14/2015	—		—
	12/14/2005	15,000	15,000	(1)	9.44	12/14/2015	—		—
	1/28/2005	—	—		—	—	25,000	(4)	175,000
	12/14/2005	—	—		—	—	3,750	(5)	26,250
	6/22/2006	7,500	—		5.68	6/22/2016	—		—

Dan Eramian	3/31/2006	—	23,750	(9)	7.64	3/31/2016	—		—
	3/31/2006	—	—		—	—	10,000	(8)	70,000
	6/22/2006	7,500	—		5.68	6/22/2016	—		—
	6/23/2006	—	—		—	—	3,750	(8)	26,250

Jack W. Singer, M.D.	7/31/1998	4,882	—		11.62	7/31/2008	—		—
	12/10/1998	11,250	—		11.88	12/10/2008	—		—
	12/22/1999	10,000	—		12.25	12/22/2009	—		—
	11/30/2000	17,500	—		171.88	11/30/2010	—		—
	11/30/2001	18,750	—		109.18	11/30/2011	—		—
	7/30/2002	7,665	—		13.94	7/30/2012	—		—
	12/3/2002	20,000	—		37.98	12/3/2012	—		—
	12/11/2003	18,750	—		32.40	12/11/2013	—		—
	7/14/2005	25,000	12,500	(6)	11.12	7/14/2015	—		—
	12/14/2005	15,000	15,000	(1)	9.44	12/14/2015	—		—
	1/28/2005	—	—		—	—	25,000	(4)	175,000
	12/14/2005	—	—		—	—	3,750	(5)	26,250
	6/22/2006	7,500	—		5.68	6/22/2016	—		—

	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(10)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Grant Date	Exercisable	Unexercisable
Scott C. Stromatt, M.D.	3/10/2003	10,000	—		27.36	3/10/2013	—		—
	8/26/2003	1,407	468	(7)	40.84	8/26/2013	—		—
	8/26/2003	—	—		—	—	625	(7)	4,375
	9/29/2004	5,000	—		28.40	9/29/2014	—		—
	6/16/2005	10,000	—		11.60	6/16/2015	—		—
	12/14/2005	18,750	18,750	(1)	9.44	12/14/2015	—		—
	12/14/2005	—	—		—	—	3,750	(5)	26,250
	6/22/2006	7,500	—		5.68	6/22/2016	—		—

(1)	Option grant vests over two years with 25% vesting six months from the date of grant, 25% vesting one year from the date of grant, 25% vesting 18 months from the date of grant and 25% vesting two years from the date of grant.
(2)	Award would have vested when the Company received an NDA approval for XYOTAX or pixantrone from the FDA, if the approval had been obtained on or before January 1, 2007. This award was cancelled and forfeited to the Company on January 1, 2007, as the vesting requirements had not been met.
(3)	Shares will vest when the Company files an NDA with the FDA related to the approval of XYOTAX, if the filing occurs on or before December 14, 2008.
(4)	Stock award would have vested on the date the Company received approval for an NDA for XYOTAX from the FDA, if the approval had been obtained on or before January 1, 2007. This award was cancelled on January 1, 2007, as the vesting requirements were not met.
(5)	Stock award vests over two years with 25% vesting six months from the date of grant, 25% vesting one year from the date of grant, 25% vesting 18 months from the date of grant and 25% vesting two years from the date of grant.
(6)	Option grant vests over 18 months with 1/3 vesting six months from the date of grant, 1/3 vesting one year from the date of grant and 1/3 vesting 18 months from the date of grant.
(7)	Stock award or option grant vests over four years with 25% vesting annually from the date of grant.
(8)	Stock award vests over two years with 50% vesting on March 6, 2007 and 50% vesting on March 6, 2008.
(9)	Option grant vests over three years with 1/3 vesting annually.
(10)	Stock award amounts in this table do not reflect shares of restricted stock approved on December 22, 2006 by our Compensation Committee which have not yet been issued because an amendment to increase the number of shares authorized for issuance pursuant to the plan under which such shares will be issued has not yet been approved by the Company’s shareholders. See “Compensation Discussion & Analysis—2006 Equity Awards” for more information regarding these restricted stock grants.

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers during fiscal 2006:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James A. Bianco, M.D.	—	—	51,875	409,300
Louis A. Bianco	—	—	11,667	87,028
Jack W. Singer, M.D.	—	—	11,667	87,028
Scott Stromatt, M.D.	—	—	14,375	92,800
Jade Brown	—	—	8,542	50,972

Director Compensation

Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on the board. Information regarding compensation otherwise received by our directors who are also executive officers is provided under the heading “Compensation of Executive Officers.” Prior to January 1, 2007, our non-employee directors received compensation as follows: (i) each new non-employee director would be granted options to purchase 3,750 shares of the Company’s common stock (5,000 shares for the Chairman of the Board of Directors) upon joining the Board of Directors; (ii) annually, each non-employee director would be granted fully vested options to purchase 3,000 shares of the Company’s common stock (3,750 shares for the then current Chairman of the Board of Directors); (iii) the annual retainer for all non-employee directors was $25,000 ($47,000 for the then current Chairman of the Board of Directors), the annual retainer for the chair of the Audit Committee was $7,500, the annual retainer for the chair of the Compensation Committee was $5,000 and the annual retainer for the chair of any other Board committees was $2,500; and (iv) non-employee directors received fees of $1,500 for each Board meeting attended in person and $1,000 for each Board meeting attended via telephone and $500 for each Board committee meeting attended whether in person or via telephone.

On April 25, 2007, the Compensation Committee approved a director compensation policy, certain portions of which are retroactively effective as of January 1, 2007 or April 1, 2007, pursuant to which our non-employee directors receive compensation as follows: (i) commencing January 1, 2007, each new non-employee director will be granted 3,000 shares of restricted stock and options to purchase 9,000 shares of the Company’s common stock upon joining the Board of Directors, each such grant to vest over three years in equal annual installments, subject to the non-employee director’s continued service to the Company through each vesting date; (ii) commencing with the 2007 Annual Meeting of the Company’s shareholders, annually, each non-employee director would be granted 3,000 shares of restricted stock and options to purchase 9,000 shares of the Company’s common stock, each such grant to vest in full upon the earlier of (x) the one year anniversary of the date of grant and (y) the date immediately preceding the date of the Annual Meeting of the Company’s shareholders for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date; (iii) commencing January 1, 2007, the annual retainer for all non-employee directors is $25,000 ($52,500 for the then current Chairman of the Board of Directors), (iv) commencing April 1, 2007, the annual retainer for the chair of each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee is $10,000; and (v) commencing April 1, 2007, non-employee directors received fees of $2,000 for each Board meeting attended in person or via telephone and $1,000 for each Board committee meeting attended in person or via telephone.

The following table summarizes director compensation earned by our directors during fiscal year 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)(2)	Total ($)
John H. Bauer	57,000	6,016	(3)	17,602	80,618
Vartan Gregorian	63,500	5,993	(4)	26,440	95,933
Mary O. Mundinger	59,750	3,261	(5)	29,854	92,865
Phillip M. Nudelman	99,750	3,168	(6)	38,091	141,009
Frederick W. Telling	8,833	364	(7)	12,552	21,749

(1)	The amounts in these columns reflect amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment,” which requires that CTI recognize as compensation expense the value of all stock-based awards, including stock options, granted in exchange for services over the requisite service period, which is typically the vesting period, without any reduction for risk of forfeiture. The stock and option awards included in this expense amount were granted from 2003 through 2006. There can be no assurance that the SFAS 123R amounts will ever be realized. For more information, see Note 13 in the Notes to Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(2)	The option award expense recorded for each director is equal to the grant date fair value of the option awards granted during 2006.
(3)	Grant date fair value of stock award granted during 2006 is $4,050.
(4)	Grant date fair value of stock award granted during 2006 is $4,650.
(5)	Grant date fair value of stock award granted during 2006 is $4,475.
(6)	Grant date fair value of stock award granted during 2006 is $4,500.
(7)	Grant date fair value of stock award granted during 2006 is $4,425.

Compensation Discussion And Analysis

Our Compensation Committee is comprised of independent members of the Board of Directors. The Compensation Committee’s basic responsibility is to review the performance of our management in achieving corporate goals and objectives and to assure that our management is compensated effectively in a manner consistent with our compensation philosophy, competitive practice and the requirements of the appropriate regulatory bodies. Toward that end, the Compensation Committee oversees, reviews and administers all of our compensation, equity and employee benefit plans and programs.

Compensation Objectives

We believe that compensation of our executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives. We attempt to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s short-term and long-term corporate strategic and financial objectives. In order to attract and retain the most qualified personnel, the Company intends to offer a total compensation package competitive with companies in the pharmaceutical industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance. However, we believe that, given the current challenges the Company faces, as well as the challenges it has faced recently, a standard compensation methodology is not appropriate for the Company. For example, the Compensation Committee has utilized, and will continue to utilize, performance-based incentives which are tied to key corporate goals critical to the Company’s long-term success and viability.

The elements of compensation for executive officers include base salaries, annual cash incentives, long-term equity incentives, and perquisites as well as additional features which are available to most other employees, including a 401(k) plan, employee stock purchase plan, health and welfare insurance, life insurance, some of which allocate payments generally based on an individual’s level of annual cash compensation. Executives have substantial portions of their compensation at risk for annual and long-term performance, with the largest portion at risk for the most senior executives.

As described in Item 1a of our Annual Report on Form 10-K filed with the SEC on March 16, 2007, we have experienced certain financial difficulties. For example, we expect that our existing cash and cash equivalents will not be sufficient to fund our operations at current levels for the next 12 months and we have a substantial amount of debt. In light of our business situation, our compensation philosophy and objectives for fiscal 2007 will be adjusted to reflect the current environment in which we are operating and will be focused more heavily on retention of our senior management team through this challenging time while creating the foundation for value creation in the future. Our fiscal year 2007 philosophy and objectives will continue our trend of generally providing reduced or flat levels of cash compensation while increasing the equity compensation component of the compensation packages for our named executive officers.

Compensation Consultant

The Compensation Committee has the authority under its charter to hire experts in the field of executive compensation to assist it with its evaluation of CEO or executive officer compensation and other advisors to assist with other matters related to executive officer and director compensation. In early 2006, the Board of Directors engaged Frederic W. Cook & Co., Inc., an independent executive compensation consultant, to review the Company’s non-employee director compensation arrangements. Based in part on this review and the advice provided to the Board of Directors by Frederic W. Cook, the non-employee director compensation was revised in February 2006 to adjust the cash and equity components of non-employee director compensation. The non-employee director compensation policy was again revised in April 2007 based in part on the advice of Milliman, Inc., who the Compensation Committee engaged in late 2006 to provide advice and input with respect to executive and director compensation policies and programs.

Milliman recommended a group of comparable companies that the Compensation Committee used as a reference when evaluating the Company’s executive and director compensation policies and programs and for making specific recommendations regarding the Company’s executive and director compensation policies, including, in the case of the Company’s executive officers, salaries, equity ownership levels and requirements and other compensation issues and, in the case of the Company’s directors, annual retainers, equity awards and other compensation issues.

Principal Elements of Compensation

Base Salaries. Base salary, including merit based salary increases, for the CEO and the other executive officers is established based on the underlying scope of their respective responsibilities, taking into account available compensation information for comparable companies in similar positions. Salary adjustments are based on competitive market salaries and general levels of market increases in salaries, individual performance, achievement of the Company’s corporate and strategic goals and changes in job duties and responsibilities.

In light of the Company’s current business situation, and consistent with its philosophy of providing reduced or flat levels of cash compensation while increasing equity awards during this challenging time, the Company has generally not provided the named executive officers with increases in base salary in recent years. In particular, the base salary for Dr. James Bianco, Mr. Louis Bianco and Dr. Jack Singer have remained unchanged since 2005. In addition, Dr. Stromatt’s base salary increased roughly 1% from 2005 to 2006 and for fiscal year 2007 the Compensation Committee approved a raise of approximately 20% to Dr. Stromatt’s base salary, as compared to fiscal year 2006, to bring his base salary up to approximately the 50th percentile for companies in our peer group. In connection with its annual review of base salaries, the Compensation Committee has determined to keep fiscal year 2007 base salaries unchanged for our named executive officers other than Dr. Stromatt.

In addition, pursuant to his employment agreement, dated as of January 1, 2005, which is filed as an exhibit to our Annual Report on Form 10-K, Dr. James Bianco’s base salary was initially set at $650,000 per year and remained unchanged for 2006 and 2007.

Annual Cash Incentive Compensation. Annual cash incentives for the executive officers and other key employees are designed to reward performance for achieving key corporate goals, which we believe in turn should increase shareholder value. The performance metrics against which the executives are measured are clearly communicated, measurable and consistently applied, and include corporate and individual goals. The annual incentive awards for executive officers are determined on the basis of management’s achievement of specific performance goals established at the beginning of the fiscal year. In addition, pursuant to his employment agreement, Dr. James Bianco’s target bonus opportunity under the Company’s annual incentive compensation program was fixed at an amount no less than 50% of his base salary. For a discussion of annual cash incentive compensation paid to our named executive officers in fiscal year 2006 see “2006 Cash Bonuses” below.

Long-Term Equity Incentive Compensation. Generally, a significant stock option grant is made in the year that an executive officer commences employment. Thereafter, option grants may be made at varying times and in varying amounts at the discretion of the Compensation Committee or the Board of Directors. Upon hiring an executive officer, an option grant generally will be made at the first regularly scheduled meeting of the Compensation Committee or the Board of Directors after the officer commences employment. The size of each new hire or promotion stock option grant made to officers is generally set at a level that the Compensation Committee or the Board of Directors deems appropriate to create a meaningful opportunity for stock ownership based upon the grant guidelines and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion and adjustments may be made as the Compensation Committee deems reasonable to attract candidates in the competitive environment for highly qualified employees in which the Company operates.

The exercise price of stock options is always equal to the fair market value (the closing price on Nasdaq) of the Company’s common stock on the date of grant. Options granted pursuant to our equity incentive plans will provide a return to the employee only if he or she remains in the Company’s service, and then only if the market price of the Company’s common stock appreciates over the option term. Generally, stock options granted pursuant to our equity incentive plans vest  1/3 annually over a three-year period. Annual equity awards are granted and dated as of the date of the Compensation Committee or Board of Directors meeting at which the awards were made.

The Compensation Committee grants restricted stock, in addition to stock options, to our executives as long-term incentive compensation. The restricted stock grants are included as part of the annual compensation package and are also used in connection with incentive rewards designed to provide benefits to our executive officers only upon the successful accomplishment of critical corporate goals. The restricted stock grants normally vest over a two year period and are subject to automatic forfeiture if the executive leaves the Company prior to the vesting date or the achievement of the specified corporate goal. For a discussion of equity awards granted to our named executive officers in fiscal year 2006 see “2006 Equity Awards” below.

2006 Cash Incentive Bonuses. The Company established corporate and individual performance targets for its named executive officers in fiscal year 2006. In December 2006, the Compensation Committee determined that each of the named executive officers had achieved 80% of certain financial, product, corporate and business development performance targets and would be entitled to 80% of the target level of annual cash incentive compensation. In particular, Dr. James Bianco was awarded an annual bonus of $260,000 pursuant to the achievement of individual and corporate goals in fiscal year 2006 (which amount was $65,000 less than the target annual bonus set forth in Dr. James Bianco’s employment agreement). In addition, in December 2006, Mr. Louis Bianco, Mr. Dan Eramian, Dr. Jack Singer and Dr. Scott Stromatt were awarded annual cash bonuses of $79,200, $62,176, $81,600 and $69,960, respectively, pursuant to achievement of individual and corporate goals in fiscal year 2006. Consistent with the Company’s compensation philosophy of providing reduced or flat cash compensation while increasing equity incentive compensation, the annual bonuses paid to our named executive officers in fiscal year 2006 were generally less than bonuses paid in recent years. The table below sets forth annual bonuses paid to our named executive officers for each of the past three years.

Name	Year	Annual Cash Bonus ($)
James Bianco, M.D.	2006	260,000	(1)
	2005	240,000
	2004	306,832

Louis Bianco	2006	79,200
	2005	99,000
	2004	120,048

Dan Eramian	2006	62,176
	2005	N/A
	2004	N/A

Jack Singer, M.D.	2006	81,600
	2005	102,000
	2004	95,253

Scott Stromatt, M.D.	2006	69,960
	2005	87,450
	2004	N/A

(1)	Does not include the special cash bonus paid in July 2006 referred to below, which such bonus was based on the achievement of a significant corporate goal.

In addition to the annual cash incentive bonus referred to above, in July 2006 the Company paid Dr. James Bianco a cash bonus of $125,000 in recognition of his special contributions in helping the Company meet certain mid-year product and regulatory objectives and approved an incentive bonus of $125,000 payable only upon the closing of a material partnership deal with a pharmaceutical company on or before September 30, 2006 (which was paid in September 2006 as a result of the signing of the license and co-development agreement with Novartis International Pharmaceutical Ltd. on September 15, 2006). Taxes due with respect to bonuses paid to Dr. James Bianco in fiscal year 2006 were “grossed up” and the “gross up” amount was included in his compensation.

2006 Equity Awards. As discussed above, in light of the business environment and existing challenges facing it, the Company has generally been reducing or keeping unchanged annual cash compensation while increasing equity compensation. In implementing this part of the compensation policy, the Compensation Committee was cognizant of the key compensation goals for the Company, including (i) recognizing that the next one to three years will be extremely critical to the Company’s future and shareholder value, (ii) taking into consideration present and projected trials, (iii) considering pipeline products and their status, (iv) the need for a retention plan for critical executives and for the CEO, (v) staying as close to the 75th percentile in total compensation as possible while still meeting the other compensation goals, and (vi) supplying a mechanism for motivating the CEO and the executive team during the upcoming critical time period.

In June 2006, consistent with the above mentioned goals, the Compensation Committee granted to each of Mr. Jade Brown, Mr. Louis Bianco, Mr. Dan Eramian, Dr. Jack Singer and Dr. Scott Stromatt an option to acquire 7,500 shares of our common stock, at an exercise price of $5.68 per share. Such options were set to vest in full upon the close of a material partnership deal with a pharmaceutical company on or before September 30, 2006, subject to each optionee’s continued service to the Company through such closing and the Compensation Committee’s determination that such partnership deal is on terms that are in the best interest of the Company’s shareholders. As a result of the closing of the license and co-development agreement with Novartis International Pharmaceutical Ltd. on September 15, 2006, these options have vested in full.

In December 2006, after consulting with Milliman, its outside compensation consultant, the Compensation Committee approved the following restricted stock grants to the named executive officers, each of which will vest in full on December 22, 2008 subject to the relevant named executive officer remaining employed with the Company through December 22, 2008:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt	20,161

In addition, in December 2006, the Compensation Committee made additional grants of restricted stock to the named executive officers tied to the Company’s achievement of significant corporate goals. In particular, the Company identified the following three key corporate goals over the next three years: (A) approval from the FDA or EMEA for the sale of either Xyotax or pixantrone or any other drug currently owned or exclusively licensed by the Company, (B) approval from the FDA or EMEA of a second such drug and (C) the closing share price for the Company’s common stock exceeding $35.00 (as equitably adjusted for any stock split, stock dividend or similar adjustment in the Company’s capitalization). In the event that one of the above-mentioned corporate goals is achieved prior to December 31, 2009, the following additional shares of restricted stock granted to the named executive officers in December 2006 would vest as of the date of the achievement of such corporate goal:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt	20,161

In the event that two of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted to the named executive officers in December 2006 would vest as of the date of the second to occur of the two corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	40,322
Mr. Louis Bianco	12,096
Dr. Jack Singer	12,096
Mr. Dan Eramian	10,080
Dr. Scott Stromatt	10,080

In the event that all three of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted to the named executive officers in December 2006 would vest as of the date of the last to occur of the three corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt	20,161

The restricted shares referred to in the three immediately preceding paragraphs above are also subject to a vesting ceiling and shall cease vesting, notwithstanding the achievement of any of the three corporate goals, if such additional vesting would cause the relevant named executive officer’s aggregate ownership percentage of the Company’s outstanding stock to exceed the ownership target established by the Company for each such named executive officer. The Company has established the following ownership targets for its named executive officers (reflected as a percentage of the Company’s outstanding stock): Dr. James Bianco – 2.5%, Mr. Louis Bianco – 1.5%, Dr. Jack Singer – 1.5%, Mr. Dan Eramian – 1.0% and Dr. Scott Stromatt – 1.0%. The restricted shares referred to above have not yet been issued because an amendment to the Company’s 2003 Equity Incentive Plan (to increase the number of shares authorized for issuance under such plan), pursuant to which such shares will be issued, has not yet been approved by the Company’s shareholders. The Company intends to seek the approval of its shareholders to amend the 2003 Equity Incentive Plan to increase the number of shares authorized for issuance under such plan at its Annual Meeting of Shareholders to be held later this year.

Benefits. The named executive officers are entitled to participate in the Company’s benefit programs which are available to all Company employees, including company-sponsored health, welfare, 401(k), and employee stock purchase plans. The Company also paid for health and life insurance premiums for the named executive officers in the following amounts: $20,020 for Dr. James Bianco, $7,326 for Mr. Louis Bianco, $26,934 for Dr. Jack Singer, $810 for Dr. Scott Stromatt, $324 for Mr. Jade Brown and $1,742 for Mr. Dan Eramian. In addition, the Company paid $116,287 in executive relocation expenses for Mr. Dan Eramian pursuant to its written moving and relocation policy.

Perquisites. The named executive officers receive certain perquisites provided by or paid for by the Company. For example, in fiscal year 2006, Dr. James Bianco used aircraft chartered by the Company for business use pursuant to our Corporate Travel Policy referred to below. On occasion, Dr. James Bianco’s spouse or another family member accompanied him on chartered flights provided by the Company. In fiscal year 2006, we determined that the aggregate incremental cost of the chartered aircraft for Dr. James Bianco’s family members accompanying him while traveling for business with other named executive officers and employees was approximately $219,832. The Company also provided tax gross-up payments to its named executive officers in fiscal year 2006. The Company provided tax gross-up payments of $146,320 to Dr. James Bianco (for reimbursement of taxes arising from bonuses paid, tax preparation fees, health club dues and insurance premiums), $3,429 to Mr. Louis Bianco, $9,375 to Dr. Jack Singer and $290 to Dr. Scott Stromatt (in each case, for reimbursement of taxes arising from tax preparation assistance and/or insurance premiums) and $6,547 to Mr. Dan Eramian (for reimbursement of taxes arising from tax preparation assistance, relocation expenses and gifts). In addition, in fiscal year 2006, the Company paid $2,650 for Dr. James Bianco, $3,451, for Mr. Louis Bianco, $600 for Mr. Dan Eramian, $2,700 for Dr. Jack Singer and $795 for Dr. Scott Stromatt for tax preparation assistance. In addition, in fiscal year 2006, the Company paid $6,985 for Dr. James Bianco’s health club membership and $7,050 for personal travel expenses.

Corporate Travel Policy. To best utilize the time of executive officers and members of management as well as due to potential security concerns, we occasionally charter aircraft for use by our executives, members of management and their family members in connection with business travel. To comply with applicable laws and prevent any abuse of chartered aircraft, we have instituted a Corporate Travel Policy. The policy sets forth the detailed procedures related to business travel by Company employees. Pursuant to the policy, chartered aircraft use is available to employees, solely at the discretion of the Company’s Chief Executive Officer, so long as a bona fide business justification for the use of chartered aircraft is provided. In 2006, certain of our named executive officers and employees, in compliance with the Corporate Travel Policy, occasionally used a chartered aircraft for business related activities.

Post-Termination Protection and Payments

In April 2005, the Compensation Committee approved a form of strategic management team severance agreement (“Severance Agreement”) which our executive officers other than Dr. James Bianco have entered into. The Severance Agreements replaced existing severance agreements certain of the Company’s executive officers had previously entered into with the Company. The Severance Agreements provide that in the event an executive office is discharged from employment by the Company without cause or resigns for good reason (including upon a change of control) (each as defined in the Severance Agreements), he or she will be entitled to receive (i) acceleration of all then existing unvested stock based compensation (options shall remain exercisable for a period of twenty-one months following the severance date), (ii) severance pay based on the executive officer’s base salary in effect immediately prior to the severance date for a period of eighteen months, (iii) bonus pay equal to the greater of the average of the three prior years’ bonuses or 30% of base salary, (iv) continuation of or reimbursement for certain health benefits for a period of up to eighteen months, and (v) all accrued but unused vacation and certain other benefits for a severance period of eighteen months. The Severance Agreements further provide that if the executive officer is discharged from employment by the Company for cause, as a result of death or disability, or resigns without good reason, the executive officer is entitled only to (i) his base salary through and including the severance date and (ii) pay for all accrued but unused vacation as of the severance date. Under the Severance Agreements, if any severance payments are subject to the excise tax on parachute payments, the Company will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment. The severance payments are conditioned upon the executive not breaching his or her inventions and proprietary information agreement with the Company.

Dr. James Bianco entered into an employment agreement with us effective January 1, 2005, superseding the agreement he had with us effective December 31, 2002. Pursuant to the employment agreement, if Dr. Bianco is terminated without “cause” or if he resigns for “good reason” (each, as defined in his employment agreement), he will receive (i) at his choice either (x) a lump sum payment representing two years of his salary based on a 6% discount factor, or (y) continuing payments of severance pay at a rate equal to his monthly base salary rate, as then in effect, plus his most recent annual cash bonus continuation, for a period of eighteen (18) months from the date of such termination, (ii) full vesting of outstanding unvested stock options which shall become exercisable for a period of two (2) years following the date on which they vest, subject to the terms of the applicable award agreements, and full vesting of outstanding unvested or restricted stock, (iii) continuation of health benefits for the severance period not to exceed two (2) years following termination, and (iv) all accrued but unused vacation. In the event of a change of control and Dr. Bianco is terminated without cause or resigns for good reason, Dr. Bianco will receive the following severance benefits: (i) a lump sum payment equal to two (2) years of his base salary plus his most recent annual cash bonus, (ii) full vesting of outstanding unvested stock options which shall become exercisable for a period of two (2) years following the date on which they vest, and full vesting of outstanding unvested or restricted stock, (iii) continuation of health benefits for two (2) years, and (iv) all accrued but unused vacation. The employment agreement restricts Dr. Bianco from competing with us for the term of the severance payment period following the termination of his employment with us. In addition, the severance payments are conditioned upon Dr. Bianco not competing with us and not soliciting our employees. The agreement further provides that, if any payments are subject to the excise tax on parachute payments, we will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment.

The Compensation Committee believes the Severance Agreements and Dr. James Bianco’s employment agreement are important to protect the Company’s officers from any involuntary termination associated with a change of control and that the acceleration of vesting provided in such agreements is reasonable when compared with similar arrangements adopted by other companies in the pharmaceutical industry. With these agreements, the Compensation Committee sought uniformity of results among the executive officers based on their positions at the Company.

Under the Company’s 2003 Equity Incentive Plan, in the event of a change in control all awards granted pursuant to this plan generally become fully exercisable. Further, all restrictions and conditions on any award then outstanding shall lapse as of the date of the change in control. Under the Company’s 1996 Employee Stock Purchase Plan, in the event of a change in control, the Board or a committee created by the Board, in its sole discretion, shall either (a) provide that options granted under this plan shall be fully exercisable to the extent of each optionee’s accumulated withholdings for the respective “offering period” (as defined in the 1996 Employee Stock Purchase Plan) as of a date prior to the change in control or (b) arrange with the surviving, continuing, successor or purchasing corporation, as the case may be, that such corporation assume the Company’s rights and obligations under this plan. Under the Company’s 1994 Equity Incentive Plan, in the event of a change in control (a) all options granted (including options granted to officers or directors less than six months prior to any such change in control) generally become fully exercisable; and (b) all restrictions and conditions of all bonus shares then outstanding shall lapse as of the date of the change in control. The Company’s directors and executive officers participate in the Company’s 2003 Equity Incentive Plan and 1994 Equity Incentive Plan and have outstanding awards which have been issued pursuant to such plans. The Company’s executive officers participate in the Company’s 1996 Employee Stock Purchase Plan and have outstanding awards which have been issued pursuant to such plan.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of its five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. To qualify for an exemption from the $1,000,000 limitation, the shareholders were asked to approve a limit under stock incentive plans on the maximum number of shares for which a participant may be granted stock options in any calendar year. Because our stock incentive plans and option grants under our stock incentive plans comply with the applicable requirements for this exemption, any compensation deemed paid to a named executive officer when he or she exercises an option with an exercise price that is at least equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation and should not be subject to the $1 million deduction limitation. The Compensation Committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards not to comply with Section 162(m) if it determines that such action is appropriate and in the Company’s best interests.

Summary

The Compensation Committee believes that the Company’s compensation philosophy and programs are designed to foster a performance-oriented culture that aligns employees’ interests with those of the Company’s shareholders. The Compensation Committee believes that the compensation of the Company’s executives is both appropriate and responsive to the goal of improving shareholder value.

The following “Compensation Committee Report” and related disclosure shall not be deemed incorporated by reference by any general statement incorporating this 10-K/A into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Report

The Compensation Committee reviewed this Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Committee has recommended that this Compensation Discussion and Analysis be included in the proxy statement.

Respectfully submitted by the Compensation Committee:

Frederick W. Telling, Ph.D., Chair*

Phillip M. Nudelman, Ph.D.

*Appointed to Compensation Committee on December 1, 2006 and appointed chairman of the Compensation Committee on April 1, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding beneficial ownership of common stock as of April 16, 2007, by (1) each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock (including shares of common stock issuable on conversion of the Series A preferred stock, which votes with common stock as a group on an as-converted basis), (2) each of our directors, (3) our chief executive officer and each of our four most highly compensated executive officers other than our chief executive officer as of the end of our last fiscal year and (4) all directors and executive officers as a group. The number of shares of common stock and/or options set forth in the following table, and the footnotes thereto, reflect the completion of the one-for-four reverse stock split which became effective on April 15, 2007.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Shares Subject to Options (3)	Percentage Ownership (2)
James A. Bianco, M.D.** (4)	425,710	331,976	*	%
John H. Bauer** (5)	10,250	9,000	*
Louis A. Bianco (6)	180,200	151,882	*
Dan Eramian (7)	29,167	15,417	*
Vartan Gregorian, Ph.D.** (5)	22,750	20,250	*
Mary O. Mundinger, Dr. PH** (5)	25,413	23,750	*
Phillip M. Nudelman, Ph.D.** (5)	34,827	21,726	*
Jack W. Singer, M.D.** (6)	261,163	176,297	*
Scott C. Stromatt, M.D. (8)	68,282	62,032	*
Frederick W. Telling** (5)	4,375	3,750	*

All directors and executive officers as a group (10 persons) (9)	1,062,137	816,080	2.1%

*	Less than 1%
**	Denotes director of CTI
(1)	The address of the individuals listed, unless otherwise provided, is 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119.
(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors, Schedules 13D, 13G and 13F and Forms 3 and 4 filed with the SEC. Shares of common stock subject to options, warrants or other convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of April 16, 2007, are deemed outstanding for computing the percentage of the person holding the option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. In determining the number of shares of common stock outstanding on April 16, 2007, we have included 1,023,916 shares of common stock issuable upon conversion of the Series A preferred stock and 5,153,024 shares of common stock issuable upon conversion of the Series B preferred stock; the Series A and Series B preferred stock vote together with the common stock on an as-converted basis.

(3)	All options included in this table are currently exercisable or exercisable within 60 days of April 16, 2007.
(4)	Number of shares beneficially owned includes 31,250 shares of unvested restricted stock which shares have contingent vesting terms and will vest upon the filing of an NDA with the FDA related to the approval of XYOTAX if such event occurs on or before December 14, 2008.
(5)	Number of shares beneficially owned includes 625 shares of unvested restricted stock.
(6)	Number of shares beneficially owned includes 3,750 shares of unvested restricted stock.
(7)	Number of shares beneficially owned includes 6,875 shares of unvested restricted stock.
(8)	Number of shares beneficially owned includes 4,375 shares of unvested restricted stock.
(9)	Number of shares beneficially owned includes 53,125 shares of unvested restricted stock for all directors and executive officers as a group, of which 31,250 shares are contingent and would vest as described in the above footnotes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Pursuant to our Code of Business Conduct and Ethics and our Amended and Restated Charter for the Audit Committee of the Board of Directors of Cell Therapeutics, Inc., any potential related party transaction must be fully disclosed to our Chief Financial Officer. Upon review, if our Chief Financial Officer determines that the transaction is material to the Company, then the Company’s Audit Committee must review and approve in writing in advance such related party transaction. Item 404(a) of Regulation S-K requires the company to disclose in its proxy statement any transaction involving more than $120,000 in which the Company is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Since January 1, 2006, the Company has not been a participant in any transaction with a related person other than those described below.

In November 2002, we entered into a two-year Sponsored Research Agreement with the Hope Heart Institute, a non-profit corporation, to perform research specified by us and reviewed by a joint research committee comprised of individuals from our company and from the Hope Heart Institute. In addition to monthly payments, we granted a fully vested warrant to the Hope Heart Institute to purchase 25,000 shares of our common stock at a purchase price of $40.00 per share. Dr. Nudelman is the President, Chief Executive Officer and a member of the board of directors of The Hope Heart Institute. Dr. Singer was a member of the Scientific Advisory Board of The Hope Heart Institute in 2002. In 2004, we terminated the Sponsored Research Agreement with the Hope Heart Institute. We made charitable contributions of $24,000 in 2005 and $6,500 in 2006 to the Hope Heart Institute.

In December 2004, we entered into a licensing agreement with DiaKine Therapeutics, Inc., or DiaKine, for the development and commercialization of Lisofylline. We received an upfront payment of $250,000 in 2004 and additional payments of $427,000 in 2005. In 2006, we received no payment from DiaKine. As part of the agreement, Jack W. Singer, M.D., agreed to join the board of directors of DiaKine. Dr. Singer is not currently compensated for his service on the DiaKine board of directors.

Director Independence

The Board of Directors has adopted standards concerning director independence which meet the independence standards of the Nasdaq Stock Market and, with respect to the Audit Committee, the rules of the Securities and Exchange Commission.

The Company, the Nominating and Governance Committee and the Board of Directors are involved in the process for determining the independence of acting directors and director nominees. The Company solicits relevant information from directors and director nominees via a questionnaire, which covers material relationships, compensatory arrangements, employment and any affiliation with the Company. In addition to reviewing information provided in the questionnaire, the Company asks the Company’s executive officers on an annual basis regarding their awareness of any existing or currently proposed transactions, arrangements or understandings involving the Company in which any director or director nominee has or will have a direct or indirect material interest. The Company shares its findings with the Nominating and Governance Committee and the Board of Directors regarding the Nasdaq Stock Market and SEC independence requirements and any information regarding the director or director nominee that suggest that such individual is not independent. The Board of Directors discusses all relevant issues, including consideration of any transactions, relationships or arrangements which are not required to be disclosed under Item 404(a) of Regulation S-K, prior to making a determination with respect to the independence of each director.

Based on the review described above, the Board of Directors affirmatively determined that:

•

A majority of the directors are independent, and all members of the Audit, Compensation and Nominating and Governance Committees are independent, under the Nasdaq standard and, in the case of the Audit Committee, the SEC standard.

•

All of the non-management directors of the Company are independent under the Nasdaq standard. The independent directors are: John H. Bauer, Vartan Gregorian, Ph.D, Mary O. Mundinger, Dr. PH, Phillip M. Nudelman, Ph.D., and Frederick W. Telling, Ph.D.

•

James A. Bianco and Jack W. Singer, M.D are not independent by virtue of their positions as President and Chief Executive Officer of the Company and Executive Vice President, Chief Medical Officer, respectively.

Other than as described above, in 2006, there were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the Board of Directors in determining that the applicable independence standards were met by each of the directors.

Item 14.	Principal Accounting Fees and Services

The following table provides the aggregate fees billed for professional services rendered by our principal accountants during each of the past two fiscal years ended December 31:

	Stonefield Josephson, Inc.
Services Rendered	2006	2005
Audit Fees (1)	$995,000	$1,051,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.
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

Pre-Approval Policy

Pursuant to our “Audit and Non-Audit Services Pre-Approval Policy,” which is approved by the Audit Committee on an annual basis, the Audit Committee pre-approves all auditing services and non-audit services to be performed by our independent auditors. The Audit Committee also pre-approves all associated fees, except for de minimus amounts for non-audit services, which are approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b)	Exhibits

Exhibit Number	Description
2.1(13)	Agreement and Plan of Merger by and between the Registrant and Novuspharma, S.p.A., dated as of June 16, 2003.

3.1	Registrant’s Amended and Restated Articles of Incorporation, as amended.

3.2(14)	Registrant’s Amended and Restated Bylaws.

4.1(6)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated June 13, 2001.

4.2(12)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated December 20, 2002.

4.3(16)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated June 23, 2003.

4.4(24)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated November 4, 2005.

4.5(27)	Indenture between the Registrant and U.S. Bank National Association as Trustee, dated April 27, 2006.

4.6(27)	Registration Rights Agreement between the Registrant and the Existing Holders dated April 27, 2006.

4.7(30)	Registration Rights Agreement between the Registrant and Novartis Pharma AG dated September 15, 2006.

4.8(31)	Form of Warrant included as Exhibit C to Securities Purchase Agreement between the Registrant and the investors signatory thereto, dated September 18, 2006.

4.9(34)	Form of Series A 3% Convertible Preferred Stock Certificate.

4.10(34)	Form of Common Stock Purchase Warrant.

10.1(3)	Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated March 27, 1992, as amended March 31, 1993 and October 13, 1993.

10.2(1)	Assignment of Lease between Manlove Travel and the Registrant, dated April 23, 1993.

10.3(2)	Letter Agreement between David A. Sabey, Sandra L. Sabey and the Registrant, dated as of September 6, 1996, amending the Assignment of Lease.

10.4(2)	Third Amendment to Lease Agreement between David A. Sabey and Sandra L. Sabey and the Registrant, dated as of September 10, 1996.

10.5(8)	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.

10.6(35)	Third Amendment to Sublease Agreement between F5 Networks, Inc. and the Registrant, dated December 22, 2005.

10.7(10)	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.

10.8(19)*	Employment Agreement between the Registrant and James A. Bianco, dated as of January 1, 2005.

10.9(20)*	Form of Strategic Management Team Severance Agreement.

10.10(7)*	Form of Indemnification Agreement.

Exhibit Number	Description
10.11(9)*	1994 Equity Incentive Plan, as amended.

10.12(16)*	1996 Employee Stock Purchase Plan, as amended.

10.13(17)*	2003 Equity Incentive Plan.

10.14(15)*	The Registrant’s Novuspharma S.p.A. Stock Option Plan

10.15(24)*	Form of Notice of Grant of Award and Award Agreement for grants of restricted stock under the Registrant’s 2003 Equity Incentive Plan, as amended.

10.16(24)*	Form of Notice of Grant of Stock Options and Option Agreement for option grants under the Registrant’s 2003 Equity Incentive Plan, as amended.

10.17(3)*	Form of Nonqualified Stock Option Agreement for option grants under the Registrant’s Novuspharma S.p.A. Stock Option Plan.

10.18(4)†	License Agreement dated as of November 13, 1998, by and between PG-TXL Company, L.P. and the Registrant.

10.19(23)†	Amendment No. 1 to the License Agreement, dated as of February 1, 2006, by and between the Registrant and PG-TXL Company, L.P.

10.20(6)†	Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.

10.21(6)†	License Agreement dated as of October 19, 2001, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.22(33)	Termination Agreement dated March 14, 2006, between Chugai Pharmaceutical Co., Ltd. and the Registrant.

10.23(7)†	ISDA Master Agreement dated as of January 25, 2002, between Citibank N.A. and the Registrant.

10.24(18)	Form of Securities Purchase Agreement between the Registrant and each investor.

10.25(21)	Acquisition Agreement by and among the Registrant, Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.

10.26(25)	Purchase Agreement between the Registrant and CRT Capital Group LLC, dated April 24, 2006.

10.27(25)	Exchange Agreement by and among the Registrant and the Existing Holders, dated April 24, 2006.

10.28(26)	Step-Up Equity Financing Agreement between the Registrant and Societe Generale, dated June 21, 2006.

10.29(27)	Amendment No. 1 to the Step-Up Equity Financing Agreement between the Registrant and Societe Generale, dated July 31, 2006.

10.30(30)	Amendment No. 2 to the Step-Up Equity Financing Agreement between the Registrant and Societe Generale, dated September 30, 2006.

10.31(32)	Amendment No. 3 to the Step-Up Equity Financing Agreement between the Registrant and Societe Generale, dated December 15, 2006.

10.32(28)	License and Co-Development Agreement by and among the Registrant, Cell Therapeutics Europe S.r.L. and Novartis International Pharmaceutical Ltd. dated September 15, 2006.

10.33(28)	Securities Purchase Agreement between the Registrant and Novartis Pharma AG dated September 15, 2006.

10.34(29)	Securities Purchase Agreement by and between the Registrant and the investors signatory thereto dated September 18, 2006.

10.35(29)	Letter Agreement between the Registrant, Rodman & Renshaw, LLC and Punk Ziegel and Company dated September 15, 2006.

10.36(33)	Form of Agreement between the Registrant and the investors signatory thereto, dated October 16, 2006.

Exhibit Number	Description

10.37(33)	Form of Warrant Repurchase Agreement by and between the Registrant and the holders signatory thereto, dated October 16, 2006.

10.38(35)*	Director Compensation Policy.

10.40#*	Authorization of Bonus and Contingent Bonus Payment for Officer of the Registrant.

12.1#	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1#	Subsidiaries of the Registrant.

23.1#	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.2#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1#	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007.
*	Indicates management contract or compensatory plan or arrangement.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 (No. 33-4154), filed on April 26, 1996.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-20855).
(3)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 10, filed on April 29, 1996.
(4)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.
(5)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 13, 2001.
(6)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001.
(7)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.
(8)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on April 30, 2002.
(9)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on July 24, 2002.
(10)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003.
(11)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.
(12)	Incorporated by reference to appendix H to the Registrant’s Registration Statement on Form S-4 (No. 333-106906).
(13)	Incorporated by reference to exhibit 10.24 to the Registrant’s Registration Statement on Form S-4, filed on July 9, 2003 (No. 333-106906).

(14)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 6, 2003.
(15)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on February 13, 2004.
(16)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K filed June 4, 2004.
(17)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on August 6, 2004.
(18)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 23, 2004.
(19)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 6, 2005.
(20)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005.
(21)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.
(22)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on November 10, 2005.
(23)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 14, 2006.
(24)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.
(25)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 28, 2006.
(26)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 23, 2006
(27)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 3, 2006.
(28)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on September 18, 2006.
(29)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on September 20, 2006.
(30)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on October 5, 2006.
(31)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on October 19, 2006.
(32)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 21, 2006.
(33)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.
(34)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 12, 2007.
(35)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed April 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2007.

Cell Therapeutics, Inc.

By:	/s/ James A. Bianco
James A. Bianco, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip M. Nudelman* Phillip M. Nudelman	Chairman of the Board and Director	April 30, 2007

/s/ James A. Bianco James A. Bianco, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	April 30, 2007

/s/ John H. Bauer* John H. Bauer	Director	April 30, 2007

/s/ Vartan Gregorian* Vartan Gregorian, Ph.D.	Director	April 30, 2007

/s/ Mary O. Mundinger* Mary O. Mundinger, Dr. PH	Director	April 30, 2007

/s/ Jack W. Singer* Jack W. Singer, M.D.	Director	April 30, 2007

/s/ Frederick Telling* Frederick Telling, Ph.D.	Director	April 30, 2007

*By:	/s/ James A. Bianco	Director	April 30, 2007
James A. Bianco, M.D., as Attorney-in-Fact