Form 10-Q
period 2007-03-31
CELL THERAPEUTICS INC
filed 2007-05-10
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2007
Common Stock, no par value	43,332,765

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,026	$17,129
Securities available-for-sale	37,243	36,708
Interest receivable	469	570
Accounts receivable, net	194	183
Prepaid expenses and other current assets	9,102	9,948

Total current assets	58,034	64,538
Property and equipment, net	6,974	7,915
Goodwill	17,064	17,064
Other intangibles, net	1,475	1,663
Other assets	10,808	10,641

Total assets	$94,355	$101,821

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$973	$639
Accrued expenses	30,167	28,567
Current portion of deferred revenue	80	80
Current portion of long-term obligations	2,576	2,816
Current portion of derivative liability	—	2,270

Total current liabilities	33,796	34,372
Deferred revenue, less current portion	458	478
Long-term obligations, less current portion	4,242	4,667
7.5% convertible senior notes	38,959	45,916
6.75% convertible senior notes	6,937	6,945
Convertible senior subordinated notes	82,557	82,557
Convertible subordinated notes	28,490	28,490
Commitments and contingencies

Series A 3% Convertible Preferred Stock, no par value, $1,000 stated value, 10,000,000 shares authorized; 7,690 and 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,825	—

Shareholders’ deficit:
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—39,084,884 and 36,397,230 at March 31, 2007 and December 31, 2006, respectively	884,300	860,691
Accumulated other comprehensive loss	(1,362)	(1,187)
Accumulated deficit	(989,847)	(961,108)

Total shareholders’ deficit	(106,909)	(101,604)

Total liabilities and shareholders’ deficit	$94,355	$101,821

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
License and contract revenue	$20	$20

Total revenues	20	20

Operating expenses:
Research and development	15,286	15,764
Selling, general and administrative	8,130	10,563
Amortization of purchased intangibles	207	189

Total operating expenses	23,623	26,516

Loss from operations	(23,603)	(26,496)
Other income (expense):
Investment and other income, net	703	542
Interest expense	(3,916)	(8,628)
Foreign exchange gain	447	291
Make-whole interest expense	(2,310)	(20,166)
Gain on derivative liabilities	2,708	3,424
Settlement expense	(143)	(883)

Other expense, net	(2,511)	(25,420)

Net loss	(26,114)	(51,916)
Preferred stock beneficial conversion feature	(2,594)	—
Preferred stock dividends	(31)	—

Net loss attributable to common shareholders	$(28,739)	$(51,916)

Basic and diluted net loss per common share	$(0.76)	$(2.31)

Shares used in calculation of basic and diluted net loss per common share	37,588	22,500

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(26,114)	$(51,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,395	1,608
Equity-based compensation expense	318	1,297
Loss on disposition of property and equipment	—	52
Amortization (accretion) of investment premium (discount)	(12)	90
Non-cash gain on derivative liabilities	(2,708)	(3,424)
Non-cash interest expense	1,995	7,018
Non-cash rent benefit	(48)	(4)
Changes in operating assets and liabilities:
Restricted cash	—	844
Interest receivable	101	(287)
Accounts receivable, net	(11)	1,406
Prepaid expenses and other current assets	928	508
Other assets	(595)	682
Accounts payable	344	(1,949)
Accrued expenses	1,302	940
Deferred revenue	(20)	(20)
Excess facilities obligations	(640)	(493)
Other long-term obligations	34	(357)

Total adjustments	2,383	7,911

Net cash used in operating activities	(23,731)	(44,005)

Investing activities
Purchases of securities available-for-sale	(15,835)	(3,366)
Proceeds from maturities of securities available-for-sale	15,335	2,512
Purchases of property and equipment	(191)	(122)
Proceeds from sale of property and equipment	—	511

Net cash used in investing activities	(691)	(465)

Financing activities
Proceeds from issuance of convertible preferred stock and warrants, net	18,754	—
Release of restricted cash related to 6.75% convertible senior notes	—	18,825
Repayment of long-term obligations	(34)	(38)

Net cash provided by financing activities	18,720	18,787

Effect of exchange rate changes on cash and cash equivalents	(401)	(38)

Net decrease in cash and cash equivalents	(6,103)	(25,721)
Cash and cash equivalents at beginning of period	17,129	50,022

Cash and cash equivalents at end of period	$11,026	$24,301

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,322	$21,346

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of 7.5% convertible senior notes to common stock	$7,912	$—

Conversion of 6.75% convertible senior notes to common stock	$—	$59,750

Conversion of convertible senior subordinated notes to common stock	$—	$4

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics; an area with significant market opportunity that we believe is not adequately served by existing therapies. Our operations are primarily conducted in the United States and Italy.

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2006 included in our Form 10-K.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Reverse Stock-Split

On April 15, 2007, we effected a one-for-four reverse stock split of our common stock (see Note 3, Capital Stock). All impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the stock split. Impacted amounts include shares of common stock authorized and outstanding, share issuances, shares underlying stock options and warrants, shares reserved and loss per share.

Liquidity

Cash and cash equivalents, securities available-for-sale and interest receivable are approximately $48.7 million as of March 31, 2007. In addition, in April 2007, we closed a Series B 3% convertible preferred stock and common stock warrant financing generating proceeds of approximately $34.9 million, net of placement agency fees. Also in April 2007, we made a payment of $10.6 million in the settlement of our litigation with the United States Attorney’s Office, or USAO, which amount includes interest accrued from the date of reaching agreement in principle with the USAO until the date the payment was made (see Note 7, Legal Proceedings). We expect that the net amount will not be sufficient to fund our operations for the next twelve months. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We have a Step-Up Equity Financing Agreement with Société Générale which we may be able to utilize to provide additional equity funding. Additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects of research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures primarily related to certain research and development activities including clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

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

Value Added Tax Receivable

Our European subsidiary is subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $10.4 million and $10.6 million as of March 31, 2007 and December 31, 2006, respectively, of which $5.9 million and $5.5 million is included in other assets and $4.5 million and $5.1 million is included in prepaid expenses and other current assets as of March 31, 2007 and December 31, 2006, respectively. This receivable balance typically has a three to five year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of March 31, 2007 and 2006, options, warrants, unvested share awards and rights, convertible debt and convertible preferred stock aggregating 10,544,313 and 6,861,545, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

Derivatives Embedded in Certain Debt Securities

We evaluate financial instruments for freestanding or embedded derivatives in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, and related guidance. Derivative instruments are recorded at fair value with changes in value recognized in the period of change.

Our 6.75% convertible senior notes, or 6.75% notes, contain a feature that provides for a make-whole payment upon any conversion of these notes. The payment is equal to the interest on the debt over its term less any amounts paid prior to the date of the conversion upon any conversion of these notes. This make-whole feature represents an embedded derivative which is required to be accounted for separately from the related debt securities. The fair value of this derivative is calculated based on a discounted cash flow model.

Our 7.5% convertible senior notes, or 7.5% notes, includes a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. The payment is equal to $225 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of conversion or repurchase. This make-whole feature also represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. As of December 31, 2006, we determined that we would make additional discretionary make-whole payments to certain investors during 2007. These additional payments constituted modifications to the terms of the agreement and were included in the valuation model as of December 31, 2006. All additional planned discretionary make-whole payments were made during the three months ended March 31, 2007.

Changes in the estimated fair value of the derivative liabilities related to both our 6.75% and 7.5% notes are included in gain on derivative liabilities and will be calculated until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS 159. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on the financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries to be included in other comprehensive income or loss. Total comprehensive loss was $26.3 million and $51.6 million for the three month periods ended March 31, 2007 and 2006, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	March 31, 2007	December 31, 2006
Foreign currency translation adjustment	$(1,402)	$(1,203)
Net unrealized gain on securities available-for-sale	40	16

Accumulated other comprehensive loss	$(1,362)	$(1,187)

3. Capital Stock

3% Convertible Preferred Stock

Series A

In February 2007, we issued 20,000 shares of our Series A 3% Convertible Preferred Stock, or Series A preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series A preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which is $1,000 per share, by the conversion price, which is initially $6.69 (post-split). The initial conversion price is subject to adjustment in certain events. The Series A preferred stock will vote on an as-converted basis with the common stock.

In connection with the Series A preferred stock issuance, we issued warrants to purchase an additional 1,494,766 shares of our common stock at an exercise price of $6.44 per post-split share. At issuance, the warrants maintained a provision that would not allow them to become exercisable until an increase in the number of authorized shares was obtained from our shareholders. We obtained shareholder approval to increase the number of authorized shares of common stock from 200 million (50 million post-split) to 400 million (100 million post-split) and on April 16, 2007, we filed amended and restated articles of incorporation effecting that increase. The warrants became exercisable on that date and will terminate two years after the date they became exercisable, or April 16, 2009.

The holders of Series A preferred stock have the right to require us to redeem all or a portion of the Series A preferred stock shares, payable in common stock, upon the occurrence of certain triggering events for a redemption amount equal to the greater of (a) 130% of the stated value or (b) the product of (1) the volume weighted average price of the common stock on the trading day preceding the conversion and (2) the stated value divided by the conversion price; plus all accrued and unpaid dividends or other payments on such shares. In addition, at any time after the two-year anniversary of the original issue date, holders of Series A preferred stock have the right to require us to redeem any of their outstanding Series A preferred stock for cash at the stated value plus any accrued but unpaid dividends or other payments due on the shares being redeemed. The initial stated value of the convertible preferred stock is $1,000 per share. With respect to our accounting for the preferred stock, because redemption is at the option of the holder of the Series A preferred stock and is not certain to occur, it is considered contingently redeemable and is not classified as a liability under the scope of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In addition, EITF Topic D-98, Classification and Measurement of Redeemable Securities, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As the Series A preferred stock shares include certain redemption features that may be triggered by events or actions that are outside our control, we have classified these shares as mezzanine equity.

The net proceeds from the issuance of the Series A preferred stock of approximately $18.6 million were allocated between the fair value of the warrants and the Series A preferred stock. Using the Black-Scholes option pricing model, we calculated the relative fair value of the warrants to purchase 1,494,766 of our common stock to be approximately $3.5 million. This relative fair value has been recorded as a reduction of the mezzanine equity balance for the preferred stock and an addition to common stock. Additionally, we calculated a beneficial conversion feature charge related to the conversion price for the preferred stock to common stock of approximately $2.6 million. As the preferred stock can be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

As of March 31, 2007, 12,310 shares of Series A preferred stock had been converted into 1,840,059 shares of common stock. As of that date we accrued $31,000 of Series A preferred stock dividends which were paid in April 2007. From April 1, 2007 through April 30, 2007, an additional 840 shares of Series A preferred stock had been converted into 125,560 shares of common stock.

Series B

In April 2007, we issued 37,200 shares of our Series B 3% convertible preferred stock, or Series B preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. We also issued warrants to purchase an additional 2,763,731 shares of our common stock at an exercise price of $6.48 per share. The warrants will not be exercisable until six months after the date of issuance and will terminate on the second anniversary of the date upon which they become exercisable.

The Series B preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which is $1,000 per share, by the conversion price, which is initially $6.73. The initial conversion price is subject to adjustment in certain events. The Series B preferred stock will vote on an as-converted basis with the common stock.

As of April 30, 2007, 21,820 shares of Series B preferred stock had been converted into 3,242,190 shares of common stock.

Authorized Shares

On April 10, 2007, we held a special meeting whereby shareholders approved an increase to the number of authorized shares of our common stock from 200 million to 400 million. After the effect of our one-for-four reverse stock split as discussed below, total authorized shares are 110 million and total authorized shares of our common stock are 100 million.

Reverse Stock Split

In February 2007, our board of directors approved a one-for-four reverse stock split of our common stock, and a proportionate reduction of the authorized number of shares of our common stock. On April 15, the reverse stock split became effective. As a result of the reverse stock split, every four shares of our issued and outstanding common stock were automatically combined into one issued and outstanding share. Fractional shares calculated in the split were rounded down to the nearest share and no fractional shares were issued. In lieu of fractional shares, shareholders received cash at a rate of $6.81 per whole post-split share. The reverse stock split affected all of the holders of our common stock uniformly and did not affect any shareholder’s percentage of ownership interest. Any shares of our common stock or shares of common stock underlying options, warrants, convertible preferred stock and convertible debt were proportionately reduced and the exercise prices of any warrants or options and the conversion prices of any convertible debt were proportionately increased in accordance with the terms of the related agreements. All impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split.

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of March 31, 2007:

Convertible senior notes	5,551,329
Convertible senior subordinated notes	1,706,472
Convertible subordinated notes	209,485
Equity incentive plans	1,757,663
Series A convertible preferred stock	1,149,476
Common stock warrants	200,000
Employee stock purchase plan	57,593
Restricted share rights	3,916

10,635,934

4. Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards under SFAS 123(R) for the three months ended March 31, 2007, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development	$189	$571
Selling, general and administrative	129	726

Stock-based compensation expense included in operating expenses	$318	$1,297

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rates	4.5%	4.8%
Expected dividend yield	None	None
Expected life (in years)	4.2	3.2
Expected volatility	73%	74%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid any dividends on our common stock and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry.

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

5. Convertible Senior Notes

7.5% Convertible Senior Notes

For the three months ended March 31, 2007, $7.9 million of our 7.5% notes were converted into 946,510 shares of common stock and we had $40.8 million principal amount of our 7.5% notes outstanding as of March 31, 2007. In connection with the conversion of $6.2 million of these notes during the three months ended March 31, 2007 and $7.4 million of our 7.5% notes on April 2, 2007, we made discretionary interest make-whole payments of approximately $2.3 million which is included in make-whole interest expense for the three months ended March 31, 2007.

The interest make-whole provision of the 7.5% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes. At the issuance of the 7.5% notes, the interest make-whole feature was estimated to have a fair value of approximately $3.7 million and the initial recorded value of the 7.5% notes was reduced by this allocation. In addition, at December 31, 2006, we recorded an increase to the derivative balance of $1.8 million which represents the change in value as a result of the modification of the terms of the make-whole interest provision related to certain investors. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $1.4 million for the three months ended March 31, 2007, the majority of which represents accelerated accretion due to note conversions. The estimated fair value of the derivative liability is adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the three months ended March 31, 2007 was $2.7 million and was included in gain on derivative liabilities. At March 31, 2007, the fair value of the derivative was $0.9 million and was recorded in 7.5% convertible senior notes.

6.75% Convertible Senior Notes

The interest make-whole provision of the 6.75% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $20,000 and $3.3 million for the three months ended March 31, 2007 and 2006, respectively. The expense recorded for the three months ended March 31, 2006 was primarily related to accelerated accretion due to note conversions. The estimated fair value of the derivative liability was $0.2 million at March 31, 2007 and December 31, 2006 and was recorded in 6.75% convertible senior notes. The change in the estimated fair value for the three months ended March 31, 2007 and 2006 was $28,000 and $3.4 million, respectively, and is recorded in gain on derivative liabilities.

6. Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe and terminated our aircraft lease. In conjunction with our workforce reduction we vacated a portion of our laboratory and office facilities and recorded excess facilities charges.

The following table summarizes the changes in the liability for restructuring activities during the three months ended March 31, 2007 (in thousands):

	Excess Facilities Charges	Employee Separation Costs
Balance at December 31, 2006	$3,951	$27
Adjustments	32	—
Payments	(672)	(4)

Balance at March 31, 2007	$3,311	$23

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded restructuring charges in 2005 when we ceased using this space. The liability is calculated as the present value of total lease commitments, net of estimated sublease income. We recorded additional restructuring expense of approximately $32,000 and $460,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in selling, general and administrative expense. These additional charges were due to changes in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges. As of March 31, 2007 and December 31, 2006 respectively, approximately $2.1 million and $2.6 million of the liability for restructuring activities is included in current portion of long-term obligations and approximately $1.2 million and $1.4 million is included in long-term obligations, less current portion.

7. Legal Proceedings

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior business practices relating to TRISENOX® (arsenic trioxide). Pursuant to this settlement agreement, we made a single payment of $10.6 million to the USAO, which included a settlement amount of $10.5 million and interest accrued on that amount since the date of reaching an agreement in principle, in return for a release of all government claims in connection with a qui tam action brought by a private plaintiff and related matters. This settlement does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorney’s fees and employment related claims. We believe that the private party plaintiff’s claims related to wrongful termination are not meritorious.

As of December 31, 2006, $10.5 million related to the USAO litigation matter was included in accrued expenses. As of March 31, 2007, this amount increased by approximately $0.1 million for accrued interest to a total of $10.6 million. The settlement payment of $10.6 million was made in April 2007.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert, seeking recovery of damages, including losses incurred by the Company in connection with our above referenced USAO investigation, defense and settlement of claims by the government concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington.

In addition to the litigation discussed above, we are from time to time, subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 1 of this Form 10-Q. The following discussion contains forward-looking statements which involve risks and uncertainties. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K, particularly in “Factors Affecting Our Operating Results and Financial Condition,” that could cause actual results, levels of activity, performance or achievement to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer.

We are developing XYOTAX, paclitaxel poliglumex, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. As announced in March and May, 2005, our STELLAR 2, 3, and 4 phase III clinical studies for XYOTAX did not meet their primary endpoints of superior overall survival. However, we believe a pooled analysis of STELLAR 3 and 4 demonstrates a statistically significant survival advantage among women receiving XYOTAX when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of XYOTAX and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR first-line trials. We believe the lack of safe and effective treatments for women with advanced first-line NSCLC who are performance status 2, or PS2, represents an unmet medical need. In December, 2005, we initiated a phase III clinical trial, known as the PIONEER, or PGT305, study, for XYOTAX as first-line monotherapy in PS2 women with NSCLC. In November 2006, we suspended enrollment in the PIONEER trial to allow data related to recently enrolled patients to mature and to assess the differences in early cycle deaths observed between arms of the study. In December 2006, we agreed with the recommendation of the Data Safety Monitoring Board to close the PGT305 PIONEER lung cancer clinical trial and took patients off both treatment arms. The decision was due, in part, to the diminishing utility of the PIONEER trial given our plans to submit a new protocol to the U.S. Food and Drug Administration, or FDA. In early 2007, we submitted two new protocols under a Special Protocol Assessment, or SPA, to the FDA. These new trials, known as PGT306 and PGT307 focus exclusively on NSCLC in women with normal estrogen levels, the subset of patients where XYOTAX demonstrated the greatest potential survival advantage in the STELLAR trials. We anticipate initiating enrollment on one or both of these clinical trials in the first half of 2007. Based on ongoing discussions related to the SPA for the PGT306 Phase III study, the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of XYOTAX in the NSCLC setting. In Europe, we plan to submit a marketing authorization application, or MAA, for first-line treatment of patients with advanced NSCLC who are PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR 2, 3, and 4 pivotal trials. The basis for this filing has been reviewed by the Scientific Advice Working Party, or SAWP, at the European Medicines Agency, or EMEA; the EMEA agreed that switching the primary endpoint from superiority to noninferiority is feasible if the retrospective justification provided in the marketing application is adequate.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. An interim analysis of our ongoing phase III study of pixantrone, known as the EXTEND or PIX 301 study, was performed by the independent Data Monitoring Committee in the third quarter of 2006. Based on their review, the study will continue. Another interim analysis of the EXTEND study will be performed on approximately 100 patients and is targeted for the second half of 2007. Pixantrone is also being studied in a phase II/III study, known as RAPID or PIX203, in which pixantrone is substituted for doxorubicin in the R-CHOP regimen compared to the standard R-CHOP regimen in patients with previously untreated diffuse large B-cell lymphoma. An interim analysis of the RAPID study is targeted for the second half of 2007. In addition, a protocol for a phase III trial of pixantrone in indolent NHL, the PIX303 trial, has been submitted in an SPA with the FDA. This study, which is expected to start in the first half of 2007, will evaluate the combination of fludarabine, pixantrone, and rituximab, or FP-R, versus fludarabine and rituximab, or F-R, in patients who have received up to five prior treatments for relapsed or refractory indolent NHL. The target enrollment for the trial is 300 patients. In May 2007, we received fast track designation from the FDA for pixantrone for the treatment of relapsed or refractory indolent NHL.

We also are developing CT-2106, polyglutamate camptothecin, which is in the phase II component of a phase I/II trial in combination with 5FU/LV for the treatment of colorectal cancer relapsing following FOLFOX therapy.

As of March 31, 2007, we had incurred aggregate net losses of approximately $989.8 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

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

Our 6.75% convertible senior notes, or 6.75% notes, contain a feature that provides for a make-whole payment upon any conversion of these notes. The payment is equal to the interest on the debt over its term less any amounts paid prior to the date of the conversion upon any conversion of these notes. This make-whole feature represents an embedded derivative which is required to be accounted for separately from the related debt securities. The fair value of this derivative is calculated based on a discounted cash flow model.

Our 7.5% convertible senior notes, or 7.5% notes, includes a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. The payment is equal to $225 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of conversion or repurchase. This make-whole feature also represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. As of December 31, 2006, we determined that we would make additional discretionary make-whole payments to certain investors during 2007. These additional payments constituted modifications to the terms of the agreement and were included in the valuation model as of December 31, 2006. All additional planned discretionary make-whole payments were made during the three months ended March 31, 2007.

Changes in the estimated fair value of the derivative liabilities related to both our 6.75% and 7.5% notes are included in gain on derivative liabilities and will be calculated until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006.

License and contract revenue. License and contract revenue for the three months ended March 31, 2007 and 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Compounds under development:
XYOTAX	$4,673	$6,093
Pixantrone	3,242	2,794
Other compounds	270	479
Operating expenses	6,666	6,004
Discovery research	435	394

Total research and development expenses	$15,286	$15,764

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX and pixantrone are approximately $197.1 million and $27.1 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount.

Research and development expenses decreased to approximately $15.3 million for the three months ended March 31, 2007, from approximately $15.8 million for the three months ended March 31, 2006. Costs for our XYOTAX program decreased primarily due to costs associated with our PIONEER trial which was suspended and closed in the fourth quarter of 2006; however, we incurred certain wrap-up costs in the first quarter of 2007 associated with the closing of this trial. Pixantrone costs increased due to an increase in costs associated with our RAPID trial primarily related to increased patient enrollment and sites and was partially offset by a decrease in costs associated with our EXTEND trial due to set-up costs incurred for new sites in the first quarter of 2006 as well as costs related to the initiation of a contract with an outside vendor for database management. Operating expenses increased primarily due to an increase in personnel.

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $8.1 million for the three months ended March 31, 2007, from approximately $10.6 million for the three months ended March 31, 2006. This decrease is primarily attributed to a $1.0 million decrease in our corporate development expenses mainly related to legal expenses associated with our litigation with Micromet during the three months ended March 31, 2006. There was also a $0.5 million decrease in stock-based compensation expense primarily related to the vesting of options and restricted stock during 2006 and a $0.4 million decrease in sales and marketing expenses due to a shift in focus to clinical development from pre-marketing activities. In addition, restructuring charges decreased approximately $0.4 million primarily due to adjustments related to our excess facilities for changes in our estimate of the timing and amount of cash flows. We expect selling, general and administrative expenses to continue to be consistent in 2007 as compared to 2006.

Amortization of purchased intangibles. Amortization for the three months ended March 31, 2007 and 2006 is related to the amortization of our assembled workforce asset in CTI (Europe).

Investment and other income. Investment and other income for the three months ended March 31, 2007 and 2006 was approximately $0.7 million and $0.5 million, respectively. This increase is due to a higher average securities available-for-sale balance offset slightly by lower prevailing interest rates on our investments during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Interest expense. Interest expense decreased to approximately $3.9 million for the three months ended March 31, 2007 from approximately $8.6 million for the three months ended March 31, 2006. This change is primarily due to a $3.1 million decrease in the amortization of debt issuance costs and a $1.9 million decrease in the accretion of the discounts on our convertible debt primarily associated with accelerated amortization and accretion due to the conversion of $59.8 million of our 6.75% convertible senior notes, or 6.75% notes, in the three months ended March 31, 2006. In addition, interest expense on our 5.75% convertible subordinated and senior subordinated notes decreased approximately $0.6 million due to exchanges of these notes for our 7.5% convertible senior notes, or 7.5% notes, in the second quarter of 2006. These decreases were partially offset by $0.4 million in interest expense during the three months ended March 31, 2007 related to our 7.5% notes. In addition, there was an increase of approximately $0.4 million in interest expense on our 6.75% notes due to the fact that we reversed interest expense during the three months ended March 31, 2006 as the amount of interest due after the conversion of these notes during these three months was less than the amount we had accrued as of December 31, 2005.

Foreign exchange gain. The foreign exchange gain for the three months ended March 31, 2007 and 2006 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $2.3 million is due to payments made during the three months ended March 31, 2007 related to the conversion of $6.2 million of our 7.5% notes during this period and the conversion of $7.4 million of our 7.5% notes on April 2, 2007. Make-whole interest expense of $20.2 million for the three months ended March 31, 2006 is related to payments made upon the conversion of $59.8 million of our 6.75% notes.

Gain on derivative liabilities. The gain on derivative liabilities of $2.7 million for the three months ended March 31, 2007 primarily represents the change in the estimated fair value of our derivative liability related to the interest make-whole provision on our 7.5% notes. The estimated fair value of the derivative liability related to our interest make-whole provision on our 6.75% notes did not change significantly during this period. The amount of $3.4 million for the three months ended March 31, 2006 represents the change in the estimated fair value of our derivative liability on our 6.75% notes.

Settlement expense. Settlement expense for the three months ended March 31, 2007 relates to interest accrued on the $10.5 million payment to the USAO for release of all claims in connection with the investigation of our promotional practices relating to TRISENOX and related matters. Interest was accrued from the date of reaching an agreement in principle with the USAO in the fourth quarter of 2006 and the payment was made in April 2007. Settlement expense for the three months ended March 31, 2006 relates to the amount due under the settlement of our dispute with Micromet AG in May 2006 and is net of payables previously due to Micromet.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had approximately $48.7 million in cash and cash equivalents, securities available-for-sale and interest receivable. In addition, in April 2007, we closed a Series B 3% convertible preferred stock and common stock warrant financing generating proceeds of approximately $34.9 million, net of placement agency fees. Also in April 2007, we made a payment of $10.6 million, including accrued interest, in the settlement of our litigation with the USAO.

Net cash used in operating activities decreased to approximately $23.7 million during the three months ended March 31, 2007, compared to approximately $44.0 million for the same period during 2006 primarily due to a decrease in our net loss. For the three months ended March 31, 2007, our net loss included $2.3 million in make-whole interest payments related to conversions of our 7.5% notes. For the three months ended March 31, 2006, our net loss included $20.2 million in make-whole interest payments related to conversions of our 6.75% notes.

Net cash used in investing activities totaled approximately $0.7 million and $0.5 million during the three months ended March 31, 2007 and 2006, respectively. The net cash used in investing activities during these periods was primarily due to purchases of securities available-for-sale offset by proceeds from maturities of securities available-for-sale.

Net cash provided by financing activities totaled approximately $18.7 million and $18.8 million during the three months ended March 31, 2007 and 2006, respectively. The net cash provided by financing activities for the three months ended March 31, 2007 was primarily due to net proceeds of $18.8 million received from the sale of 20,000 shares of our Series A 3% convertible preferred stock and common stock warrants in February 2007. The net cash provided by financing activities during the three months ended March 31, 2006 was primarily due to restricted cash related to the issuance of our 6.75% convertible senior notes that was released from escrow upon conversion of a portion of these notes.

We expect to generate losses from operations for at least the next several years due to research and development costs for XYOTAX, pixantrone and CT-2106.

The financial statements have been prepared on a basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business. We expect that our existing cash and cash equivalents, securities available-for-sale and interest receivable will not be sufficient to fund our operations for the next 12 months. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We have a Step-Up Equity Financing Agreement with Société Générale which we may be able to utilize to provide additional equity funding. However, additional funding may not be available on favorable terms or at all. If we are unable to raise additional capital in the near term, we have developed a plan to further curtail operations significantly, by delaying, modifying, or canceling selected aspects for research and development programs related to XYOTAX, pixantrone and other products we may be developing. The plan contains reductions in operating expenditures primarily related to certain research and development activities including clinical trial costs, which are designed to allow the company to continue to operate on a going concern basis.

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

The following table includes information relating to our contractual obligations as of March 31, 2007 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes (1)	$40,840	$—	$—	$40,840	$—
6.75% Convertible senior notes (2)	7,000	—	—	7,000	—
5.75% Convertible senior subordinated notes (3)	27,407	—	27,407	—	—
4.0% Convertible senior subordinated notes (4)	55,150	—	—	55,150	—
5.75% Convertible subordinated notes (5)	28,490	—	28,490	—	—
Interest on convertible notes	25,256	8,956	12,152	4,148	—
Operating leases:
Facilities	33,146	8,101	10,844	10,889	3,312
Long term obligations (6)	2,538	452	732	1,105	249

	$219,827	$17,509	$79,625	$119,132	$3,561

(1)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of approximately 119.6298 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $8.36 per share.
(2)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of approximately 95.0925 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $10.52 per share.
(3)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 25 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $40.00 per share.
(4)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 18.5185 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $54.00 per share.
(5)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 7.353 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $136.00 per share.
(6)	Long-term obligations does not include $3.3 million related to excess facilities charges and $1.0 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employee’s separation from the Company.

The remaining amount of milestone payments we may be required to pay pursuant to the amended agreement with PG-TXL Company L.P. is $14.9 million. The timing of these payments is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at March 31, 2007 and December 31, 2006 was $37.2 million and $36.7 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $155,000 and $135,000 as of March 31, 2007 and December 31, 2006, respectively.

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

We have foreign exchange risk related to foreign-denominated cash and cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at March 31, 2007 of $4.1 million, an assumed 5%, 10% and 20% negative currency exchange movement would result in fair value declines of $0.2 million, $0.4 million and $0.8 million.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, not effective based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the period ended December 31, 2006.

Remediation of Material Weaknesses

During the first quarter of 2007, to remedy the material weaknesses in our internal control over financial reporting we implemented enhanced review and approval procedures that are designed to help ensure we accurately record accounts payable and accrued expense balances in CTI (Europe), and trained personnel in key finance positions in CTI (Europe) regarding the enhanced procedures and appropriate levels of oversight and review.

We continue to identify other controls, procedures, and resources to improve both the preparation and review of payables and accruals in CTI (Europe). The control deficiencies will be fully remediated when in the opinion of our management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

(b)	Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior business practices relating to TRISENOX. The USAO’s investigation related to our promotional practices relating to TRISENOX. Pursuant to the settlement agreement, we made a single payment of $10.6 million to the USAO, which included a settlement amount of $10.5 million and interest accrued on that amount since the date of reaching an agreement in principle, in return for a release of all government claims in connection with a qui tam action brought by a private party plaintiff and related matters. In addition, we have agreed to provide notice to the Office of the Inspector General of the Department of Health and Human Services, or OIG-HHS, prior to manufacturing, marketing, selling or distributing any product reimbursed by government programs or upon acquiring any product or any company that manufactures, markets, sells or distributes a product reimbursed by government programs. We have further agreed to enter into a corporate integrity agreement with the OIG-HHS in the event we intend to manufacture, market, sell or distribute any product reimbursed by government programs prior to April 16, 2012. The settlement agreement disclaimed any admission of wrongdoing by the Company. This settlement does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorney’s fees and employment related claims. We believe that the private party plaintiff’s claims related to wrongful termination are not meritorious.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert, seeking recovery of damages, including losses incurred by the Company in connection with our above referenced USAO investigation, defense and settlement of claims by the government concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington.

Item 1A.	Risk Factors

Factors Affecting Our Operating Results and Financial Condition

We expect to continue to incur net losses, and we might never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2007, we had an accumulated deficit of approximately $989.8 million. We are pursuing regulatory approval for XYOTAX and pixantrone and will need to conduct research, development, testing and regulatory compliance activities, expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

We recently sold shares of our Series A 3% convertible preferred stock and Series B 3% convertible preferred stock in two separate offerings, pursuant to which we raised an aggregate of approximately $57.2 million in gross proceeds. However, we expect that our existing cash and cash equivalents, securities available for sale and interest receivable, including amounts received from the preferred stock issuances, will not be sufficient to fund our operations at current levels for the next 12 months and accordingly, we expect that we will need to raise additional funds. We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources, including but not limited to the Step-Up Equity Financing Agreement we entered into with Société Générale in June 2006. In particular, we will need to raise additional funds to complete the phase III clinical trials for XYOTAX and pixantrone.

We may raise such capital through public or private equity financings, partnerships, debt financings or restructurings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to XYOTAX, pixantrone and other products we may be developing. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. In addition, some financing alternatives, such as the Step-Up Equity Financing Agreement, may require us to meet additional regulatory requirements in Italy and the U.S., which may increase our costs and adversely affect our ability to obtain financing. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, shareholders may experience dilution of their proportionate ownership of us.

We may not receive the regulatory approvals required for us to raise funds using the Step-Up Equity Financing Agreement.

In June 2006, we announced that we had entered into a Step-Up Equity Financing Agreement with Société Générale, pursuant to which we had the option, subject to the satisfaction of certain conditions, to issue shares of our common stock to Société Générale. We are required to file and obtain an authorization for the publication of an Italian Listing Prospectus prior to being able to issue any shares under this agreement, and any delays or restrictions relating to this could potentially impair our ability to raise funds through this agreement. We will not be able to raise funds by issuing shares to Société Générale pursuant to this agreement if we are unable to satisfy this condition, and we may be unable to raise necessary funds from other sources.

We may be unable to obtain a quorum for our annual meeting of shareholders and therefore unable to take certain corporate actions.

Our bylaws require that a quorum, consisting of a majority of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. A quorum was not present at our annual meeting of shareholders scheduled for June 23, 2006 or at our rescheduled annual meeting scheduled for November 30, 2006, in Milan. While we were able to obtain quorum at a special meeting of shareholders on April 10, 2007, with the sole purpose being to increase the number of authorized shares of common stock, we may be unable to get quorum at our annual meeting of shareholders. If we are unable to obtain a quorum at our annual shareholder meeting and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on the Company. It is possible that even if we are able to obtain a quorum for our annual meeting of the shareholders we may still not receive enough votes to approve the proxy proposals and such failure could have a materially adverse effect on the Company.

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

We have identified material weaknesses in our internal control over financial reporting and we have received an adverse opinion on internal control over financial reporting from our independent registered public accounting firm in connection with their annual internal control attestation process

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified that as of December 31, 2006 we had the following material weaknesses relative to the effectiveness of our internal control over financial reporting:

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

During the first quarter of 2007, to remedy the material weaknesses in our internal control over financial reporting, we implemented enhanced review and approval procedures that are designed to help ensure we accurately record accounts payable and accrued expense balances in CTI (Europe), and trained personnel in key finance positions in CTI (Europe) regarding the enhanced procedures and appropriate levels of oversight and review.

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

We believe that while we owned TRISENOX, which was divested to Cephalon, Inc. in July 2005, it was prescribed by physicians for uses not approved by the FDA. Although physicians may lawfully prescribe pharmaceutical products, such as TRISENOX, for such off-label uses, promotion by us of such off-label uses is unlawful. Some of our practices could have been construed as off-label promotion, and it is likely that some instances of off-label promotion occurred in the past. Although we have, and during the relevant time period had, policies and procedures in place designed to assure ongoing compliance with FDA requirements regarding off-label promotion, some non-compliant actions may nevertheless have occurred. In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior business practices relating to TRISENOX. Pursuant to that settlement agreement, we made a single payment of $10.6 million to the USAO, which included a settlement amount of $10.5 million plus interest accrued on that amount since the date of reaching an agreement in principle, in return for a release of all government claims in connection with a qui tam action brought by a private party plaintiff and related matters. In addition, we have agreed to provide notice to the Office of the Inspector General of the Department of Health and Human Services, or the OIG-HHS, prior to manufacturing, marketing, selling or distributing any product reimbursed by government programs or upon acquiring any product or any company that manufactures, markets, sells or distributes a product reimbursed by government programs. We have further agreed to enter into a corporate integrity agreement with the OIG-HHS in the event we intend to manufacture, market, sell or distribute any product reimbursed by government programs prior to April 16, 2012. This settlement does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorney’s fees and employment related claims.

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

We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. One of our products under development, XYOTAX, has a complex manufacturing process, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredient and finished product for pixantrone are both manufactured by a single vendor. If the CT-2106 trials are successful and we need to manufacture additional materials for new clinical trials, we will need to identify and qualify vendors to manufacture such materials and we may not be able to do so in a timely manner, if at all.

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

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Substantially all of our product candidates in clinical development are in-licensed from a third party, including XYOTAX, pixantrone and CT-2106.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended March 31, 2007, our stock price, as adjusted to reflect the one-for-four reverse stock split, ranged from a low of $4.48 to a high of $10.12. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated:	May 9, 2007	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated:	May 9, 2007	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)