Form 10-Q
period 2007-06-30
CELL THERAPEUTICS INC
filed 2007-08-09
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2007
Common Stock, no par value	49,965,313

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,026	$17,129
Securities available-for-sale	35,413	36,708
Interest receivable	363	570
Accounts receivable, net	162	183
Prepaid expenses and other current assets	10,486	9,948

Total current assets	54,450	64,538
Property and equipment, net	6,478	7,915
Goodwill	17,064	17,064
Other intangibles, net	1,278	1,663
Other assets	10,311	10,641

Total assets	$89,581	$101,821

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,035	$639
Accrued expenses	16,883	28,567
Current portion of deferred revenue	80	80
Current portion of long-term obligations	1,982	2,816
Current portion of derivative liability	—	2,270
Current portion of convertible senior subordinated notes	27,407	—
Current portion of convertible subordinated notes	28,490	—

Total current liabilities	75,877	34,372
Deferred revenue, less current portion	438	478
Long-term obligations, less current portion	4,155	4,667
7.5% convertible senior notes	32,039	45,916
6.75% convertible senior notes	6,931	6,945
Convertible senior subordinated notes	55,150	82,557
Convertible subordinated notes	—	28,490

Total liabilities	174,590	203,425
Commitments and contingencies
Preferred stock, no par value:
Authorized shares—10,000,0000
Series A 3% Convertible Preferred Stock, $1,000 stated value, 20,000 shares designated; 6,850 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,188	—
Series B 3% Convertible Preferred Stock, $1,000 stated value, 37,200 shares designated; 15,380 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	11,884	—
Shareholders’ deficit:
Common stock, no par value:
Authorized shares—100,000,000
Issued and outstanding shares—43,332,181 and 36,397,230 at June 30, 2007 and December 31, 2006, respectively	917,301	860,691
Accumulated other comprehensive loss	(1,634)	(1,187)
Accumulated deficit	(1,017,748)	(961,108)

Total shareholders’ deficit	(102,081)	(101,604)

Total liabilities and shareholders’ deficit	$89,581	$101,821

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License and contract revenue	$20	$20	$40	$40

Total revenues	20	20	40	40

Operating expenses:
Research and development	16,516	15,164	31,802	30,928
Selling, general and administrative	7,590	8,199	15,720	18,762
Amortization of purchased intangibles	212	199	419	388

Total operating expenses	24,318	23,562	47,941	50,078

Loss from operations	(24,298)	(23,542)	(47,901)	(50,038)
Other income (expense):
Investment and other income	738	694	1,441	1,236
Interest expense	(3,678)	(4,708)	(7,594)	(13,336)
Foreign exchange gain	387	821	834	1,112
Make-whole interest expense	—	(4,374)	(2,310)	(24,540)
Gain on derivative liabilities	906	2,659	3,614	6,083
Gain on exchange of convertible notes	—	7,978	—	7,978
Settlement expense	(17)	—	(160)	(883)

Other income (expense), net	(1,664)	3,070	(4,175)	(22,350)

Net loss	(25,962)	(20,472)	(52,076)	(72,388)
Preferred stock beneficial conversion feature	(1,789)	—	(4,383)	—
Preferred stock dividends	(150)	—	(181)	—

Net loss attributable to common shareholders	$(27,901)	$(20,472)	$(56,640)	$(72,388)

Basic and diluted net loss per common share	$(0.65)	$(0.78)	$(1.41)	$(2.97)

Shares used in calculation of basic and diluted net loss per common share	42,713	26,150	40,165	24,335

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(52,076)	$(72,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,693	3,234
Equity-based compensation expense	554	2,502
Loss on disposition of property and equipment	—	76
Amortization (accretion) of investment premium (discount)	(115)	134
Non-cash gain on convertible notes	—	(7,978)
Non-cash gain on derivative liabilities	(3,614)	(6,083)
Non-cash interest expense	3,575	9,257
Non-cash rent benefit	(96)	(8)
Loss on sale of investment securities	1	—
Changes in operating assets and liabilities:
Restricted cash	—	859
Interest receivable	207	(32)
Accounts receivable, net	21	1,346
Prepaid expenses and other current assets	(376)	784
Other assets	(358)	417
Accounts payable	405	(2,371)
Accrued expenses	(11,958)	(1,799)
Deferred revenue	(40)	(40)
Excess facilities obligations	(1,297)	(1,391)
Other long-term obligations	62	(276)

Total adjustments	(10,336)	(1,369)

Net cash used in operating activities	(62,412)	(73,757)

Investing activities
Purchases of securities available-for-sale	(26,488)	(16,961)
Proceeds from sales of securities available-for-sale	5,485	—
Proceeds from maturities of securities available-for-sale	22,377	18,488
Purchases of property and equipment	(733)	(348)
Proceeds from sale of property and equipment	—	511

Net cash provided by investing activities	641	1,690

Financing activities
Proceeds from issuance of Series A 3% convertible preferred stock and warrants, net	18,608	—
Proceeds from issuance of Series B 3% convertible preferred stock and warrants, net	34,920	—
Proceeds from issuance of 7.5% convertible senior notes, net	—	31,177
Release of restricted cash related to 6.75% convertible senior notes	—	24,712
Mandatory redemptions of 6.75% convertible senior notes	—	(2,655)
Proceeds from common stock sold via the employee stock purchase plan	—	17
Payment of dividends on preferred stock	(34)	—
Repayment of long-term obligations	(55)	(57)

Net cash provided by financing activities	53,439	53,194

Effect of exchange rate changes on cash and cash equivalents	(771)	(468)
Net decrease in cash and cash equivalents	(9,103)	(19,341)
Cash and cash equivalents at beginning of period	17,129	50,022

Cash and cash equivalents at end of period	$8,026	$30,681

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,529	$29,055

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of Series A 3% convertible preferred stock to common stock	$9,959	$—

Conversion of Series B 3% convertible preferred stock to common stock	$16,860	$—

Conversion of 7.5% convertible senior notes to common stock	$15,294	$7,375

Conversion of 6.75% convertible senior notes to common stock	$—	$68,645

Conversion of convertible senior subordinated notes to common stock	$—	$4

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 7.5% convertible senior notes	$—	$39,518

Extinguishment of 5.75% convertible subordinated notes in exchange for 7.5% convertible senior notes	$—	$1,150

Issuance of 7.5% convertible senior notes in exchange for 5.75% subordinated and senior subordinated notes	$—	$33,156

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Liquidity

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financials. However, we have incurred losses since inception and we expect to generate losses from operations for at least the next several years primarily due to research and development costs for XYOTAX, pixantrone and CT-2106. Cash and cash equivalents, securities available-for-sale and interest receivable are approximately $43.8 million as of June 30, 2007. In addition, in July 2007, we closed a Series C 3% convertible preferred stock and common stock warrant financing generating proceeds of approximately $19.0 million, net of placement agency fees. We have approximately $55.9 million in principal due on our convertible subordinated and senior subordinated notes in June 2008 and this net amount is not sufficient to repay these notes and to fund our planned operations for the next twelve months which raises substantial doubt about our ability to continue as a going concern. We plan to restructure these notes. However, we may be unable to do this on favorable terms or at all. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. While we have a €60 million (approximately $80 million) Step-Up Equity Financing Agreement with Société Générale which we may be able to utilize to provide additional equity funding, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values.

Value Added Tax Receivable

Our European subsidiary is subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $10.8 million and $10.6 million as of June 30, 2007 and December 31, 2006, respectively, of which $5.7 million and $5.5 million is included in other assets and $5.1 million and $5.1 million is included in prepaid expenses and other current assets as of June 30, 2007 and December 31, 2006, respectively. This receivable balance typically has a three to five year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of June 30, 2007 and 2006, options, warrants, unvested share awards and rights, convertible debt and convertible preferred stock aggregating 16,041,550 and 11,790,155, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Foreign Currency Translation

For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit in accordance with SFAS No. 52, Foreign Currency Translation.

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

In June 2007, the EITF reached a consensus on Issue 07-3, which focuses on whether non-refundable advance payments for goods or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for periods beginning after December 15, 2007. Further, the EITF has Issue 07-1 currently under consideration. EITF 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. We are currently evaluating the requirements of these issues and have not yet determined the impact on the financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS No. 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries to be included in other comprehensive income or loss. Total comprehensive loss was $26.2 million and $20.2 million for the three month periods ended June 30, 2007 and 2006, respectively. Total comprehensive loss was $52.5 million and $71.8 million for the six month periods ended June 30, 2007 and 2006, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	June 30, 2007	December 31, 2006
Foreign currency translation adjustment	$(1,616)	$(1,203)
Net unrealized gain (loss) on securities available-for-sale	(18)	16

Accumulated other comprehensive loss	$(1,634)	$(1,187)

3.	Capital Stock

3% Convertible Preferred Stock

Series A

In February 2007, we issued 20,000 shares of our Series A 3% Convertible Preferred Stock, or Series A preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series A preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which is initially $1,000 per share, by the conversion price, which is initially $6.69 (post-split). The initial conversion price is subject to adjustment in certain events. The Series A preferred stock will vote on an as-converted basis with the common stock.

In connection with the Series A preferred stock issuance, we issued warrants to purchase an additional 1,494,766 shares of our common stock at an exercise price of $6.44 per post-split share. At issuance, the warrants maintained a provision that would not allow them to become exercisable until an increase in the number of authorized shares was obtained from our shareholders. We obtained shareholder approval to increase the number of authorized shares of common stock from 200 million (50 million post-split) to 400 million (100 million post-split) and on April 16, 2007 we filed amended and restated articles of incorporation effecting that increase. The warrants became exercisable on that date and will terminate two years after the date they became exercisable, or April 16, 2009.

The holders of Series A preferred stock have the right to require us to redeem all or a portion of the Series A preferred stock shares, payable in common stock, upon the occurrence of certain triggering events for a redemption amount equal to the greater of (a) 130% of the stated value or (b) the product of (1) the volume weighted average price of the common stock on the trading day preceding the conversion and (2) the stated value divided by the conversion price; plus all accrued and unpaid dividends or other payments on such shares. In addition, at any time after the two-year anniversary of the original issue date, holders of Series A preferred stock have the right to require us to redeem any of their outstanding Series A preferred stock for cash at the stated value plus any accrued but unpaid dividends or other payments due on the shares being redeemed. With respect to our accounting for the preferred stock, because redemption is at the option of the holder of the Series A preferred stock and is not certain to occur, it is considered contingently redeemable and is not classified as a liability under the scope of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In addition, EITF Topic D-98, Classification and Measurement of Redeemable Securities, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As the Series A preferred stock shares include certain redemption features that may be triggered by events or actions that are outside our control, we have classified these shares as mezzanine equity.

The net proceeds from the issuance of the Series A preferred stock of approximately $18.6 million were allocated between the fair value of the warrants and the Series A preferred stock. Using the Black-Scholes option pricing model, we calculated the relative fair value of the warrants to purchase 1,494,766 shares of our common stock to be approximately $3.5 million. This relative fair value has been recorded as a reduction of the mezzanine equity balance for the Series A preferred stock and an addition to common stock. Additionally, we calculated a beneficial conversion feature charge related to the conversion price for the Series A preferred stock to common stock of approximately $2.6 million. As the Series A preferred stock can be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

As of June 30, 2007, 13,150 shares of Series A preferred stock had been converted into 1,965,619 shares of common stock. As of that date we had approximately $51,000 of Series A preferred stock dividends accrued which were paid in July 2007.

Series B

In April 2007, we issued 37,200 shares of our Series B 3% convertible preferred stock, or Series B preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series B preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which is initially $1,000 per share, by the conversion price, which is initially $6.73. The initial conversion price is subject to adjustment in certain events. The Series B preferred stock will vote on an as-converted basis with the common stock.

In connection with the Series B preferred stock issuance, we issued warrants to purchase an additional 2,763,731 shares of our common stock at an exercise price of $6.48 per share. The warrants will become exercisable on October 16, 2007 and will terminate two years from this date.

The holders of Series B preferred stock have the right to require us to redeem all or a portion of the Series B preferred stock shares, payable in common stock, upon the occurrence of certain triggering events for a redemption amount equal to the greater of (a) 130% of the stated value or (b) the product of (1) the volume weighted average price of the common stock on the trading day preceding the conversion multiplied by (2) the stated value divided by the conversion price; plus all accrued and unpaid dividends or other payments on such shares. In addition, at any time after the two-year anniversary of the original issue date and subject to the prior rights of the Series A preferred stock, holders of Series B preferred stock have the right to require us to redeem any of their outstanding Series B preferred stock for cash at the stated value plus any accrued but unpaid dividends or other payments due on the shares being redeemed. Based on these redemption features, which are comparable to the redemption features of our Series A preferred stock, we have classified these shares as mezzanine equity in accordance with the guidance discussed above in the Series A preferred stock.

The net proceeds from the issuance of the Series B preferred stock of approximately $34.8 million were allocated between the fair value of the warrants and the Series B preferred stock. Using the Black-Scholes option pricing model, we calculated the relative fair value of the warrants to purchase 2,763,731 shares of our common stock to be approximately $6.1 million. This relative fair value has been recorded as a reduction of the mezzanine equity balance for the Series B preferred stock and an addition to common stock. Additionally, we calculated a beneficial conversion feature charge related to the conversion price for the Series B preferred stock to common stock of approximately $1.8 million. As the Series B preferred stock can be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

As of June 30, 2007, 21,820 shares of Series B preferred stock had been converted into 3,242,190 shares of common stock. As of that date we had approximately $96,000 of Series B preferred stock dividends accrued which were paid in July 2007.

Series C

In July 2007, we issued 20,250 shares of our Series C 3% convertible preferred stock, or Series C preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. We also issued warrants to purchase an additional 2,596,148 shares of our common stock at an exercise price of $4.53 per share. The warrants will not be exercisable until six months after the date of issuance and will terminate on the second anniversary of the date upon which they become exercisable.

The Series C preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted which is $1,000 per share, by the conversion price, which is initially $3.90. The initial conversion price is subject to adjustment in certain events. The Series C preferred stock will vote on an as-converted basis with the common stock.

As of July 31, 2007, 9,443 shares of Series C preferred stock had been converted into 2,421,276 shares of common stock.

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

4.	Aequus BioPharma, Inc.

In May 2007, we formed Aequus BioPharma, Inc., or Aequus, a 70% majority owned subsidiary. We entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology which Aequus will continue to develop. The Genetic Polymer technology may speed the manufacture, development, and commercialization of follow-on and novel protein-based therapeutics.

Minority interests are not reflected in our balance sheet as losses are fully absorbed by CTI with no obligation of reimbursement by the minority shareholders until profits are generated by Aequus. As of June 30, 2007, Aequus had incurred approximately $131,000 in operating expenses in support of its research and development efforts. Our President and Chief Executive Officer, James A. Bianco, M.D. and our Executive Vice President, Chief Medical Officer, Jack W. Singer, M.D. are both minority shareholders of Aequus, each owning a 5% equity share of the company. Additionally, both Dr. Bianco and Dr. Singer are members of Aequus’ board of directors and each have entered into a consulting agreement with Aequus.

In May 2007, we also entered into an agreement to fund Aequus up to $2.0 million in cash in exchange for a convertible promissory note that becomes due and payable in five years and earns interest at a rate of 6% per annum. The note can be converted into equity at any time prior to its maturity upon CTI’s demand, or upon other triggering events. The number of shares of Aequus equity securities to be issued upon conversion of this note is equal to the quotient obtained by dividing (i) the outstanding balance of the note by (ii) 100% of the price per share of the equity securities. As of June 30, 2007, we have funded Aequus with an initial payment of $0.5 million. Additional payments of up to $1.5 million will be made upon the achievement of certain milestones. In addition, we have entered into a services agreement to provide certain administrative and research and development services to Aequus. The amounts charged for these services, if unpaid by Aequus within 30 days, will be considered additional principal advanced under the promissory note.

5.	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards under SFAS No. 123(R), Share-Based Payment (Revised 2004), or SFAS 123(R), for the three and six months ended June 30, 2007, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$123	$508	$312	$1,079
Selling, general and administrative	113	697	242	1,423

Stock-based compensation expense included in operating expenses	$236	$1,205	$554	$2,502

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.9%	5.1%	4.7%	4.9%
Expected dividend yield	None	None	None	None
Expected life (in years)	2.8	2.7	3.5	3.2
Expected volatility	76%	74%	76%	74%

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

6.	Convertible Senior Notes

7.5% Convertible Senior Notes

For the three and six months ended June 30, 2007, $7.4 million and $15.3 million of our 7.5% notes were converted into 0.9 million shares and 1.8 million shares of common stock, respectively. We had $33.5 million and $48.8 million principal amount of our 7.5% notes outstanding as of June 30, 2007 and December 31, 2006, respectively. In connection with the conversion of $6.2 million of these notes during the three months ended March

31, 2007 and $7.4 million of 7.5% notes on April 2, 2007, we made discretionary interest make-whole payments of approximately $2.3 million which is included in make-whole interest expense for the six months ended June 30, 2007. There was no make-whole interest expense for the three months ended June 30, 2007. In May 2006, we made a discretionary make-whole payment of $1.7 million related to the conversion of approximately $7.4 million of the 7.5% notes which is included in make-whole interest expense for the three and six months ended June 30, 2006.

The interest make-whole provision of the 7.5% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes. At the issuance of the 7.5% notes, the interest make-whole feature was estimated to have a fair value of approximately $3.7 million and the initial recorded value of the 7.5% notes was reduced by this allocation. In addition, at December 31, 2006, we recorded an increase to the derivative balance of $1.8 million which represents the change in value as a result of the modification of the terms of the make-whole interest provision related to certain investors. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $1.3 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and interest expense of $2.7 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. The expense recorded for the three and six months ended June 30, 2007 was primarily related to accelerated accretion due to note conversions. The estimated fair value of the derivative liability is adjusted quarterly for changes in the estimated market value. The change in the estimated fair value was $0.9 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively, and was $3.6 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively. These amounts were included in gain on derivative liabilities. At June 30, 2007, the fair value of the derivative was $10,000 and was recorded in 7.5% convertible senior notes. At December 31, 2006, the fair value of the derivative was $3.6 million, $2.3 million of which was recorded in current portion of derivative liability and $1.3 million of which was recorded in 7.5% convertible senior notes.

6.75% Convertible Senior Notes

The interest make-whole provision of the 6.75% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $20,000 and $0.6 million for the three months ended June 30, 2007 and 2006, respectively and interest expense of $39,000 and $3.9 million for the six months ended June 30, 2007 and 2006, respectively. The expense recorded for the three and six months ended June 30, 2006 was primarily related to accelerated accretion due to note conversions. The estimated fair value of the derivative liability was $0.2 million at June 30, 2007 and December 31, 2006 and was recorded in 6.75% convertible senior notes. The change in the estimated fair value was $26,000 and $0.6 million for the three months ended June 30, 2007 and 2006, respectively, and was $53,000 and $4.0 million for the six months ended June 30, 2007 and 2006, respectively. These amounts were included in gain on derivative liabilities.

5.75% Convertible Subordinated and Senior Subordinated Notes

As of June 30, 2007, $28.5 million of our 5.75% convertible subordinated notes and $27.4 million of our 5.75% convertible senior subordinated notes were reclassified to current liabilities from long-term liabilities. These notes are due in June 2008.

7.	Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe and terminated our aircraft lease. In conjunction with our workforce reduction we vacated a portion of our laboratory and office facilities and recorded excess facilities charges.

The following table summarizes the changes in the liability for restructuring activities during the six months ended June 30, 2007 (in thousands):

	Excess Facilities Charges	Employee Separation Costs
Balance at December 31, 2006	$3,951	$27
Adjustments	22	—
Payments	(1,319)	(9)

Balance at June 30, 2007	$2,654	$18

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded restructuring charges in 2005 when we ceased using this space. The liability is calculated as the present value of total lease commitments, net of estimated sublease income. We reversed expenses of approximately $10,000 and $118,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 we recorded additional restructuring expense of approximately $22,000 and $338,000, respectively. These amounts are included in selling, general and administrative expense. The adjustments to restructuring expense were due to changes in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time. We periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges. As of June 30, 2007 and December 31, 2006 respectively, approximately $1.5 million and $2.6 million of the liability for restructuring activities is included in current portion of long-term obligations and approximately $1.1 million and $1.4 million is included in long-term obligations, less current portion.

8.	Legal Proceedings

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

As of December 31, 2006, $10.5 million related to the USAO litigation matter was included in accrued expenses. As of March 31, 2007, this amount was increased by approximately $0.1 million to $10.6 million. We made the settlement payment of $10.6 million in April 2007.

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

On July 24, 2007, we entered into a definitive merger agreement with Systems Medicine, Inc., or SMi, a privately held oncology company. On July 31, 2007, we completed the acquisition of SMi in a stock for stock merger valued at $20 million in which 4,211,856 shares of CTI common stock were issued in exchange for outstanding SMi ordinary shares. Of the total shares issued, 421,186 remain subject to an escrow account. The total cost of the merger is estimated to be approximately $20 million, before related transaction costs which are yet to be determined. Pursuant to the terms of the acquisition agreement, if certain FDA regulatory approval milestones are met, the stockholders of SMi could also receive a maximum of $15 million in additional consideration, payable in either cash or shares of our common stock at our election. Under the agreement, SMi will continue to operate as a wholly-owned subsidiary of CTI.

SMi applies a systems biology approach to drug development, combining pharmacogenomics and bioinformatics with experienced preclinical, clinical, and regulatory expertise to find and exploit a specific cancer’s ‘context-of-vulnerability.’ SMi holds worldwide rights to use, develop, import and export Brostallicin, a DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials.

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

We are developing XYOTAX, paclitaxel poliglumex, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. As announced in March and May, 2005, our STELLAR 2, 3, and 4 phase III clinical studies for XYOTAX did not meet their primary endpoints of superior overall survival. However, we believe a pooled analysis of STELLAR 3 and 4 demonstrates a statistically significant survival advantage among women receiving XYOTAX when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of XYOTAX and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR first-line trials. We believe the lack of safe and effective treatments for women with advanced first-line NSCLC who are performance status 2, or PS2, represents an unmet medical need. In December, 2005, we initiated a phase III clinical trial, known as the PIONEER, or PGT305, study, for XYOTAX as first-line monotherapy in PS2 women with NSCLC. In November 2006, we suspended enrollment in the PIONEER trial to allow data related to recently enrolled patients to mature and to assess the differences in early cycle deaths observed between arms of the study. In December 2006, we agreed with the recommendation of the Data Safety Monitoring Board to close the PGT305 PIONEER lung cancer clinical trial and took patients off both treatment arms. The decision was due, in part, to the diminishing utility of the PIONEER trial given our plans to submit a new protocol to the U.S. Food and Drug Administration, or FDA. In early 2007, we submitted two new protocols under a Special Protocol Assessment, or SPA, to the FDA. The new trials, known as PGT306 and PGT307, focus exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where XYOTAX demonstrated the greatest potential survival advantage in the STELLAR trials. We anticipate initiating enrollment on the PGT307 trial in the second half of 2007. Based on discussions related to the SPA for the PGT306 Phase III study, the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of XYOTAX in the NSCLC setting. In Europe, we plan to submit a marketing authorization application, or MAA, in the first half of 2008, for first-line treatment of patients with advanced NSCLC who are PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR clincial trials. The basis for this filing has been reviewed by the Scientific Advice Working Party, or SAWP, at the European Medicines Agency, or EMEA; the EMEA agreed that switching the primary endpoint from superiority to noninferiority is feasible if the retrospective justification provided in the marketing application is adequate. The discussions with the SAWP focused on using the STELLAR 4 study as primary evidence of non-inferiority and the STELLAR 3 study as supportive.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. An interim analysis of our ongoing phase III study of pixantrone, known as the EXTEND or PIX 301 study, was performed by the independent Data Monitoring Committee in the third quarter of 2006. Based on their review, the study will continue. Pixantrone is also being studied in a phase II/III study, known as RAPID or PIX203, in which pixantrone is substituted for doxorubicin in the R-CHOP regimen compared to the standard R-CHOP regimen in patients with previously untreated diffuse large B-cell lymphoma. An interim analysis of the RAPID study was reported in July 2007. The interim analysis of the study showed that to date a majority of patients on both arms of the study achieved a major objective anti-tumor response (complete response or partial response). Patients on the pixantrone arm of the study had clinically significant reductions in the incidence of severe heart damage, infections, and thrombocytopenia (a reduction in platelets in the blood) as well as significant reduction in febrile neutropenia. The study, which is targeting enrollment of 280 patients, is expected to complete enrollment in 2009. We plan to meet with the FDA to discuss using data from the EXTEND (PIX301) and RAPID (PIX203) clinical trials to expedite submission of an NDA related to pixantrone. In addition, a protocol for a phase III trial of pixantrone in indolent NHL, the PIX303 trial, has been submitted under the SPA provision with the FDA. This study, which is expected to start in the second half of 2007, will evaluate the combination of fludarabine, pixantrone, and rituximab, or FP-R, versus fludarabine and rituximab, or F-R, in patients who have received at least one prior treatment for relapsed or refractory indolent NHL. The target enrollment for the trial is 300 patients. In May 2007, we received fast track designation from the FDA for pixantrone for the treatment of relapsed or refractory indolent NHL.

We also are developing CT-2106, polyglutamate camptothecin, which is in the phase II component of a phase I/II trial in combination with 5FU/LV for the treatment of colorectal cancer relapsing following FOLFOX therapy. Due to resource constraints, we are currently focusing our efforts on near-term products in our pipeline, XYOTAX and pixantrone, and have no immediate plans to conduct additional CT-2106 studies.

As of June 30, 2007, we had incurred aggregate net losses of approximately $1,017.7 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values.

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

Restructuring Charges

We have recorded charges in connection with our restructuring activities, including estimates pertaining to employee separation costs, the related abandonment of excess facilities and impairment of fixed assets, and certain contract termination costs. Restructuring charges are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, share awards, and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2007 and 2006.

License and contract revenue. License and contract revenue for the three months ended June 30, 2007 and 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Compounds under development:
XYOTAX	$6,003	$5,490
Pixantrone	3,666	2,498
Other compounds	52	75
Operating expenses	6,093	6,707
Discovery research	702	394

Total research and development expenses	$16,516	$15,164

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX and pixantrone are approximately $203.1 million and $30.8 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount.

Research and development expenses increased to approximately $16.5 million for the three months ended June 30, 2007, from approximately $15.2 million for the three months ended June 30, 2006. Costs for our XYOTAX program increased primarily due to costs associated with an increase in manufacturing activity as well as start-up costs associated with our PGT307 trial, in which we anticipate initiating enrollment in the second half of 2007. These increases were partially offset by a decrease in costs associated with our PIONEER trial which was suspended and closed in the fourth quarter of 2006. Pixantrone costs increased due to an increase in costs associated with our EXTEND and RAPID trials, primarily related to increased patient enrollment and sites, and start-up costs associated with our PIX303 trial. These increases were partially offset by a decrease in costs associated with the wrap-up of our phase I trials. Operating expenses decreased primarily due to a decrease in stock-based compensation expense primarily related to the vesting of options and restricted stock during 2006 as well as a reduction in personnel costs in CTI (Europe).

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $7.6 million for the three months ended June 30, 2007, from approximately $8.2 million for the three months ended June 30, 2006. This decrease is primarily attributed to a $0.5 million decrease in stock-based compensation expense primarily related to the vesting of options and restricted stock during 2006 and a $0.4 million decrease in sales and marketing expenses due to a shift in focus to clinical development from pre-marketing activities. We expect selling, general and administrative expenses to continue to be consistent in 2007 as compared to 2006.

Amortization of purchased intangibles. Amortization for the three months ended June 30, 2007 and 2006 is related to the amortization of our assembled workforce asset in CTI (Europe).

Investment and other income. Investment and other income for both the three months ended June 30, 2007 and 2006 was approximately $0.7 million. While this amount remained consistent between periods, the impact on interest income of having a higher securities available-for-sale balance for the three months ended June 30, 2007 as compared to June 30, 2006, was offset by lower prevailing interest rates on these investments and a decrease in other miscellaneous income of approximately $59,000.

Interest expense. Interest expense decreased to approximately $3.7 million for the three months ended June 30, 2007 from approximately $4.7 million for the three months ended June 30, 2006. This change is mainly due to a $0.9 million decrease in the amortization of debt issuance costs primarily associated with accelerated amortization related to conversions of our 6.75% convertible senior notes, or 6.75% notes, during the three months ended June 30, 2006. In addition, interest expense on our 5.75% convertible subordinated and senior subordinated notes decreased approximately $0.2 million due to the exchange of a portion of these notes for our 7.5% convertible senior notes, or 7.5% notes, in April 2006. Interest expense on our 7.5% and 6.75% notes also decreased approximately $0.2 million due to conversions of these notes in 2007 and 2006. These decreases were offset by a net increase of $0.2 million in accretion of the debt discount on our 7.5% and 6.75% notes. Interest expense on our 7.5% notes increased $0.8 million primarily due to accelerated accretion on the additional debt discount recorded in December 2006 resulting from note conversions during the three months ended June 30, 2007 while our 6.75% notes decreased $0.6 million primarily associated with accelerated accretion due to conversions of these notes during the three months ended June 30, 2006.

Foreign exchange gain. The foreign exchange gain for the three months ended June 30, 2007 and 2006 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $4.4 million for the three months ended June 30, 2006 is related to payments made upon the conversion of $8.9 million of our 6.75% notes and $7.4 million of our 7.5% notes.

Gain on derivative liabilities. The gain on derivative liabilities of $0.9 million for the three months ended June 30, 2007 primarily represents the change in the estimated fair value of our derivative liability related to the interest make-whole provision on our 7.5% notes. The estimated fair value of the derivative liability related to our interest make-whole provision on our 6.75% notes did not change significantly during this period. The amount of $2.7 million for the three months ended June 30, 2006 represents the change in the estimated fair value of the derivative liabilities on our 6.75% and 7.5% notes of $0.6 million and $2.1 million, respectively.

Gain on exchange of convertible notes. During the three months ended June 30, 2006, we recorded a gain of $8.0 million due to the extinguishment of approximately $40.7 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately $33.2 million aggregate principal of our 7.5% notes. The gain is net of accrued interest of $0.9 million and issuance costs of $0.4 million attributable to the exchanged notes.

Six months ended June 30, 2007 and 2006.

License and contract revenue. License and contract revenue for the six months ended June 30, 2007 and 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Compounds under development:
XYOTAX	$10,676	$11,584
Pixantrone	6,908	5,291
Other compounds	322	555
Operating expenses	12,759	12,710
Discovery research	1,137	788

Total research and development expenses	$31,802	$30,928

Research and development expenses increased to approximately $31.8 million for the six months ended June 30, 2007, from approximately $30.9 million for the six months ended June 30, 2006. Costs for our XYOTAX program decreased primarily due to costs associated with our PIONEER trial which was suspended and closed in the fourth quarter of 2006. This decrease was partially offset by start-up costs associated with our PGT307 trial. Pixantrone costs increased due to an increase in costs associated with our RAPID trial, primarily related to increased patient enrollment and the cost for comparator drug, and start-up costs associated with our PIX303 trial.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $15.7 million for the six months ended June 30, 2007, from approximately $18.8 million for the six months ended June 30, 2006. This decrease is primarily attributed to a $1.1 million decrease in our corporate development expenses mainly related to legal expenses associated with our litigation with Micromet which was settled in May 2006. There was also a $1.0 million decrease in stock-based compensation expense primarily related to the vesting of options and restricted stock during 2006 and a $0.8 million decrease in sales and marketing expenses due to a shift in focus to clinical development from pre-marketing activities. In addition, restructuring charges decreased approximately $0.3 million primarily due to adjustments related to our excess facilities for changes in our estimate of the timing and amount of cash flows. These decreased costs were partially offset by a $0.6 million increase in financial and administrative charges primarily related to our special and annual shareholder meetings and financial reporting activities.

Amortization of purchased intangibles. Amortization for the six months ended June 30, 2007 and 2006 is related to the amortization of our assembled workforce asset in CTI (Europe).

Investment and other income. Investment and other income for the six months ended June 30, 2007 and 2006 was approximately $1.4 million and $1.2 million, respectively. This increase is due to a higher average securities available-for-sale balance offset slightly by lower prevailing interest rates on our investments during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Interest expense. Interest expense decreased to approximately $7.6 million for the six months ended June 30, 2007 from approximately $13.3 million for the six months ended June 30, 2006. This change is primarily due to a $4.0 million decrease in the amortization of debt issuance costs primarily associated with accelerated amortization related to conversions of our 6.75% notes during the six months ended June 30, 2006. In addition, there was a net decrease of $1.7 million in accretion of the debt discount on our 7.5% and 6.75% notes. Our 6.75% notes decreased $3.9 million primarily due to accelerated accretion related to conversions of these notes during the six months ended June 30, 2006 while our 7.5% notes increased $2.2 million primarily associated with accelerated accretion resulting from increased conversions of these notes during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Interest expense on our 5.75% convertible subordinated and senior subordinated notes also decreased approximately $0.7 million due to exchanges of these notes for our 7.5% notes in April 2006. These decreases were offset by an increase in interest expense on our 6.75% notes and 7.5% notes of $0.4 million and $0.3 million, respectively.

Foreign exchange gain. The foreign exchange gain for the six months ended June 30, 2007 and 2006 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $2.3 million for the six months ended June 30, 2007 is due to payments made related to the conversion of $15.3 million of our 7.5% notes. Make-whole interest expense of $24.5 million for the six months ended June 30, 2006 is related to payments made upon the conversion of $68.6 million of our 6.75% notes and $7.4 million of our 7.5% notes.

Gain on derivative liabilities. The gain on derivative liabilities of $3.6 million for the six months ended June 30, 2007 primarily represents the change in the estimated fair value of our derivative liability related to the interest make-whole provision on our 7.5% notes. The estimated fair value of the derivative liability related to our interest make-whole provision on our 6.75% notes did not change significantly during this period. The amount of $6.1 million for the six months ended June 30, 2006 represents the change in the estimated fair value of our derivative liabilities on our 6.75% and 7.5% notes of $4.0 million and $2.1 million, respectively.

Gain on exchange of convertible notes. During the six months ended June 30, 2006, we recorded a gain of $8.0 million due to the extinguishment of approximately $40.7 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately $33.2 million aggregate principal amount of our 7.5% notes. The gain is net of accrued interest of $0.9 million and issuance costs of $0.4 million attributable to the exchanged notes.

Settlement expense. Settlement expense for the six months ended June 30, 2007 relates to interest accrued on the $10.5 million payment to the USAO for release of all claims in connection with the investigation of our promotional practices relating to TRISENOX and related matters. Interest was accrued from the date of reaching an agreement in principle with the USAO in the fourth quarter of 2006 and the payment was made in April 2007. Settlement expense for the six months ended June 30, 2006 relates to the amount due under the settlement of our dispute with Micromet AG in May 2006 and is net of payables previously due to Micromet.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had approximately $43.8 million in cash and cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities decreased to approximately $62.4 million during the six months ended June 30, 2007, compared to approximately $73.8 million for the same period during 2006 primarily due to a decrease in our net loss. For the six months ended June 30, 2007, our net loss included $2.3 million in make-whole interest payments related to conversions of our 7.5% notes. For the six months ended June 30, 2006, our net loss included $24.5 million in make-whole interest payments related to conversions of our 6.75% and 7.5% notes. Additionally, the decrease in our net loss was partially offset by a decrease in our accrued expenses balance.

Net cash provided by investing activities totaled approximately $0.6 million and $1.7 million during the six months ended June 30, 2007 and 2006, respectively. The net cash provided by investing activities during these periods was primarily due to proceeds from sales and maturities of securities available-for-sale offset by purchases of securities available-for-sale.

Net cash provided by financing activities totaled approximately $53.4 million and $53.2 million during the six months ended June 30, 2007 and 2006, respectively. The net cash provided by financing activities for the six months ended June 30, 2007 was primarily due to net proceeds of $18.6 million received from the sale of 20,000 shares of our Series A 3% convertible preferred stock and common stock warrants in February 2007 and net proceeds of $34.9 million received from the sale of 37,200 shares of our Series B 3% convertible preferred stock and common stock warrants in April 2007. The net cash provided by financing activities during the six months ended June 30, 2006 was primarily due to $31.2 million in net proceeds received from the issuance of our 7.5% notes as well as $24.7 million of restricted cash related to the issuance of our 6.75% convertible senior notes that was released from escrow upon conversion of a portion of these notes.

We expect to generate losses from operations for at least the next several years due to research and development costs for XYOTAX, pixantrone and CT-2106.

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and we expect to generate losses from operations for at least the next several years primarily due to research and development costs for XYOTAX and pixantrone and CT-2106. We have approximately $55.9 million in principal due on our convertible subordinated and senior subordinated notes in June 2008 and our existing cash and cash equivalents, securities available-for-sale and interest receivable is not sufficient to repay these notes and to fund our planned operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. We plan to restructure these notes. However, we may be unable to do this on favorable terms or at all. We will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. While we have a €60 million (approximately $80 million) Step-Up Equity Financing Agreement with Société Générale which we may be able to utilize to provide additional equity funding, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs.

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

The following table includes information relating to our contractual obligations as of June 30, 2007 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes (1)	$33,458	$—	$—	$33,458	$—
6.75% Convertible senior notes (2)	7,000	—	—	7,000	—
5.75% Convertible senior subordinated notes (3)	27,407	27,407	—	—	—
4.0% Convertible senior subordinated notes (4)	55,150	—	—	55,150	—
5.75% Convertible subordinated notes (5)	28,490	28,490	—	—	—
Interest on convertible notes	20,910	8,279	10,376	2,255	—
Operating leases:
Facilities	31,272	7,361	10,994	10,960	1,957
Long term obligations (6)	2,475	461	750	1,159	105

	$206,162	$71,998	$22,120	$109,982	$2,062

(1)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of approximately 119.6298 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $8.36 per share.
(2)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of approximately 95.0925 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $10.52 per share.
(3)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 25 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $40.00 per share.
(4)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 18.5185 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $54.00 per share.
(5)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 7.353 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $136.00 per share.
(6)	Long-term obligations does not include $2.7 million related to excess facilities charges and $1.0 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employee’s separation from the Company.

The remaining amount of milestone payments we may be required to pay pursuant to the amended agreement with PG-TXL Company L.P. is $14.9 million. The timing of these payments is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at June 30, 2007 and December 31, 2006 was $35.4 million and $36.7 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $120,000 and $135,000 as of June 30, 2007 and December 31, 2006, respectively.

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

We have foreign exchange risk related to foreign-denominated cash and cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at June 30, 2007 of $3.7 million, an assumed 5%, 10% and 20% negative currency exchange movement would result in fair value declines of $0.2 million, $0.4 million and $0.7 million.

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

Remediation of Material Weaknesses

During the six months ended June 30, 2007, to remedy the material weaknesses in our internal control over financial reporting, we implemented enhanced review and approval procedures that are designed to help ensure we accurately record accounts payable and accrued expense balances in CTI (Europe), and trained personnel in key finance positions in CTI (Europe) regarding the enhanced procedures and appropriate levels of oversight and review.

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

Other Financial Information

With respect to the unaudited condensed consolidated financial statements of Cell Therapeutics, Inc. for the six-month period ended June 30, 2007, included herein, Stonefield Josephson, Inc. (“Stonefield Josephson”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 9, 2007 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Stonefield Josephson has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Stonefield Josephson is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by Stonefield Josephson within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Cell Therapeutics, Inc. as of June 30, 2007, and the related condensed consolidated statements of operations for the six months ended June 30, 2007 and condensed consolidated statements of cash flows for the six months ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has substantial monetary liabilities in excess of monetary assets as of June 30, 2007, including approximately $55.9 million of convertible subordinated notes and senior subordinated notes which mature in June 2008. The Company’s ability to satisfy these obligations upon maturity raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our reports dated March 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Stonefield Josephson, Inc.
Stonefield Josephson, Inc.
Los Angeles, Ca
August 9, 2007

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2007, we had an accumulated deficit of approximately $1,017.7 million. We are pursuing regulatory approval for XYOTAX and pixantrone and will need to conduct research, development, testing and regulatory compliance activities, expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

We recently sold shares of our Series A 3% convertible preferred stock, Series B 3% convertible preferred stock and Series C 3% convertible preferred stock in three separate offerings, pursuant to which we raised an aggregate of approximately $77.5 million in gross proceeds. However, we expect that our existing cash and cash equivalents, securities available for sale and interest receivable, including amounts received from the preferred stock issuances, will not be sufficient to fund our operations at current levels for the next twelve months and accordingly, we expect that we will need to raise additional funds. We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources, including but not limited to the Step-Up Equity Financing Agreement we entered into with Société Générale in June 2006. In particular, we will need to raise additional funds to complete the phase III clinical trials for XYOTAX and pixantrone.

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

Our bylaws require that a quorum, consisting of a majority of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. A quorum was not present at our annual meeting of shareholders scheduled for June 23, 2006 or at our rescheduled annual meeting scheduled for November 30, 2006, in Milan. While we were able to obtain quorum at a special meeting of shareholders on April 10, 2007, with the sole purpose being to increase the number of authorized shares of common stock, we may be unable to obtain quorum at our annual meeting of shareholders. If we are unable to obtain a quorum at our annual shareholder meeting and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on the Company. It is possible that even if we are able to obtain a quorum for our annual meeting of the shareholders we may still not receive enough votes to approve the proxy proposals and such failure could have a materially adverse effect on the Company.

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

We are required to comply with the regulatory structure of Italy because our stock is traded on the MTAX, which could result in administrative challenges.

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

We have identified material weaknesses in our internal control over financial reporting and we have received an adverse opinion on internal control over financial reporting from our independent registered public accounting firm in connection with their annual internal control attestation process.

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

During the first six months of 2007, to remedy the material weaknesses in our internal control over financial reporting, we implemented enhanced review and approval procedures that are designed to help ensure we accurately record accounts payable and accrued expense balances in CTI (Europe), and trained personnel in key finance positions in CTI (Europe) regarding the enhanced procedures and appropriate levels of oversight and review.

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

In December 2006, we closed the PIONEER clinical trial and in early 2007, we submitted two new protocols for clinical trials, PGT306 and PGT307, to focus on the primary efficacy endpoint of survival in women with pre-menopausal estrogen levels. We may not receive positive results from the PGT306 or PGT307 trials, which would preclude our planned submission of an NDA based on such results with the results of the STELLAR 3 and 4 trials to support the filing.

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

If we are not able to successfully identify or integrate recent and future acquisitions, our management’s attention could be diverted, and efforts to integrate future acquisitions could consume significant resources.

We currently plan to further expand our product portfolio through acquisitions of other complementary businesses or technologies or marketed products. For example, in July 2007, we acquired Systems Medicine Inc., a privately held oncology company, and gained worldwide rights to Brostallicin, a DNA minor groove binding agent with proven anti-tumor activity which is currently in phase II clinical studies. We are currently in discussions to acquire a marketed product. Mergers and acquisitions are inherently risky, and we cannot assure you that we will be able to complete these acquisitions or that our acquisitions will be successful. The successful execution of our acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	dependence on unfamiliar affiliates and partners;

•	reduction in the development or commercialization of existing products due to increased focus on the development or commercialization of the acquired products;

•	responsibility for the liabilities of acquired businesses;

•	inability to maintain our internal standards, controls, procedures and policies at the acquired companies or businesses; and

•	potential loss of key employees of the acquired companies.

In addition, if we finance or otherwise complete acquisitions by issuing equity or convertible debt securities, our existing stockholders may be diluted.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended June 30, 2007, our stock price, as adjusted to reflect the one-for-four reverse stock split, ranged from a low of $2.85 to a high of $10.12. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

Item 5.	Other Information

On July 17, 2007, at a meeting of the Compensation Committee of our Board of Directors, or “the Committee”, the Committee discussed the mid-year corporate performance of our senior executive officers. In particular, the Committee discussed the achievement of significant mid-year corporate goals under the leadership of our senior management. In recognition of such achievements, on July 17, 2007, the Committee approved the payment of mid-year cash bonuses to our senior executive officers. Our named executive officers received the following mid-year bonus payments in conjunction with payments made to employees under a company-wide bonus plan in which payments are distributed semi-annually: James A. Bianco, M.D., $130,000, Louis A Bianco, $39,600, Dan Eramian, $37,800, Jack W. Singer, M.D., $40,800 and Scott Stromatt, M.D., $42,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: August 9, 2007	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 9, 2007	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer,
Chief Accounting Officer)