Form 10-Q
period 2007-09-30
CELL THERAPEUTICS INC
filed 2007-11-09
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2007
Common Stock, no par value	51,404,265

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,700	$17,129
Securities available-for-sale	26,251	36,708
Interest receivable	362	570
Prepaid expenses and other current assets	10,053	10,131

Total current assets	48,366	64,538
Property and equipment, net	6,106	7,915
Goodwill	17,064	17,064
Other intangibles, net	1,186	1,663
Other assets	12,231	10,641

Total assets	$84,953	$101,821

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,299	$639
Accrued expenses	23,308	28,567
Current portion of deferred revenue	80	80
Current portion of long-term obligations	1,698	2,816
Current portion of derivative liability	—	2,270
Current portion of convertible senior subordinated notes	27,407	—
Current portion of convertible subordinated notes	28,490	—

Total current liabilities	82,282	34,372
Deferred revenue, less current portion	418	478
Long-term obligations, less current portion	3,921	4,667
7.5% convertible senior notes	32,155	45,916
6.75% convertible senior notes	6,926	6,945
Convertible senior subordinated notes	55,150	82,557
Convertible subordinated notes	—	28,490

Total liabilities	180,852	203,425
Commitments and contingencies
Minority interest in subsidiary	149	—
Preferred stock, no par value:
Authorized shares - 10,000,000
Series A 3% Convertible Preferred Stock, $1,000 stated value, 20,000 shares designated; 6,850 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5,188	—
Series B 3% Convertible Preferred Stock, $1,000 stated value, 37,200 shares designated; 15,380 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	11,883	—
Series C 3% Convertible Preferred Stock, $1,000 stated value, 20,250 shares designated; 8,284 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	6,229	—
Shareholders’ deficit:
Common stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 51,404,265 and 36,397,230 at September 30, 2007 and December 31, 2006, respectively	954,015	860,691
Accumulated other comprehensive loss	(3,012)	(1,187)
Accumulated deficit	(1,070,351)	(961,108)

Total shareholders’ deficit	(119,348)	(101,604)

Total liabilities and shareholders’ deficit	$84,953	$101,821

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License and contract revenue	$20	$20	$60	$60

Total revenues	20	20	60	60

Operating expenses:
Research and development	18,566	14,443	50,368	45,370
Selling, general and administrative	8,874	9,057	24,594	27,819
Acquired in-process research and development	21,343	—	21,343	—
Amortization of purchased intangibles	219	200	638	588

Total operating expenses	49,002	23,700	96,943	73,777

Loss from operations	(48,982)	(23,680)	(96,883)	(73,717)
Other income (expense):
Investment and other income	626	607	2,067	1,843
Interest expense	(2,463)	(3,552)	(10,057)	(16,888)
Foreign exchange gain (loss)	2,308	(115)	3,142	997
Make-whole interest expense	—	(213)	(2,310)	(24,753)
Gain (loss) on derivative liabilities	4	(879)	3,618	5,204
Gain on exchange of convertible notes	—	—	—	7,978
Settlement expense	—	—	(160)	(883)

Other income (expense), net	475	(4,152)	(3,700)	(26,502)

Loss before minority interest	(48,507)	(27,832)	(100,583)	(100,219)
Minority interest in net loss of subsidiary	36	—	36	—

Net loss	(48,471)	(27,832)	(100,547)	(100,219)
Preferred stock beneficial conversion feature	(3,918)	—	(8,301)	—
Preferred stock dividends	(214)	—	(395)	—

Net loss attributable to common shareholders	$(52,603)	$(27,832)	$(109,243)	$(100,219)

Basic and diluted net loss per common share	$(1.09)	$(1.00)	$(2.55)	$(3.93)

Shares used in calculation of basic and diluted net loss per common share	48,202	27,890	42,873	25,533

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(100,547)	$(100,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	21,343	—
Depreciation and amortization	3,806	4,850
Minority interest in net loss of subsidiary	(36)	—
Equity-based compensation expense	954	3,579
Loss on disposition of property and equipment	7	91
Amortization (accretion) of investment premium (discount)	(223)	85
Non-cash gain on convertible notes	—	(7,978)
Non-cash gain on derivative liabilities	(3,618)	(5,204)
Non-cash interest expense	3,910	10,445
Non-cash rent benefit	(144)	(11)
Loss on sale of investment securities	2	—
Changes in operating assets and liabilities:
Restricted cash	—	877
Interest receivable	209	(458)
Prepaid expenses and other current assets	711	4,714
Other assets	(2,183)	103
Accounts payable	(974)	(2,767)
Accrued expenses	(6,358)	2,189
Deferred revenue	(60)	(60)
Excess facilities obligations	(1,843)	(1,913)
Other long-term obligations	76	(416)

Total adjustments	15,579	8,126

Net cash used in operating activities	(84,968)	(92,093)

Investing activities
Cash acquired in acquisition of Systems Medicine, Inc., net	675	—
Purchases of securities available-for-sale	(34,682)	(57,635)
Proceeds from sales of securities available-for-sale	7,484	—
Proceeds from maturities of securities available-for-sale	37,872	25,113
Purchases of property and equipment	(1,066)	(472)
Proceeds from sale of property and equipment	—	511

Net cash provided by (used in) investing activities	10,283	(32,483)

Financing activities
Proceeds from issuance of Series A 3% convertible preferred stock and warrants, net	18,608	—
Proceeds from issuance of Series B 3% convertible preferred stock and warrants, net	34,844	—
Proceeds from issuance of Series C 3% convertible preferred stock and warrants, net	18,955	—
Sale of common stock, net of offering costs	—	37,903
Proceeds from issuance of 7.5% convertible senior notes, net	—	31,177
Release of restricted cash related to 6.75% convertible senior notes	—	24,712
Mandatory redemptions of 6.75% convertible senior notes	—	(2,655)
Proceeds from common stock sold via the employee stock purchase plan	—	17
Payment of dividends on preferred stock	(183)	—
Repayment of long-term obligations	(79)	(122)

Net cash provided by financing activities	72,145	91,032

Effect of exchange rate changes on cash and cash equivalents	(2,889)	(350)
Net decrease in cash and cash equivalents	(5,429)	(33,894)
Cash and cash equivalents at beginning of period	17,129	50,022

Cash and cash equivalents at end of period	$11,700	$16,128

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,556	$29,281

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Issuance of common stock for acquisition of Systems Medicine, Inc.	$19,872	—

Conversion of Series A 3% convertible preferred stock to common stock	$9,959	$—

Conversion of Series B 3% convertible preferred stock to common stock	$16,859	$—

Conversion of Series C 3% convertible preferred stock to common stock	$8,998	$—

Conversion of 7.5% convertible senior notes to common stock	$15,294	$15,902

Conversion of 6.75% convertible senior notes to common stock	$—	$69,345

Conversion of convertible senior subordinated notes to common stock	$—	$4

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 7.5% convertible senior notes	$—	$39,518

Extinguishment of 5.75% convertible subordinated notes in exchange for 7.5% convertible senior notes	$—	$1,150

Issuance of 7.5% convertible senior notes in exchange for 5.75% subordinated and senior subordinated notes	$—	$33,156

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cell Therapeutics, Inc. and its wholly owned subsidiaries which include Cell Therapeutics Europe S.r.l., CTI Technologies, Inc., CTI Corporate Development, Inc., and from July 31, 2007, Systems Medicine, LLC. In the fourth quarter of 2006, the Company liquidated Cell Therapeutics (Ireland) Holding Limited. The Company also has a majority owned subsidiary, Aequus Biopharma, Inc.

Stock ownership by outside and related parties in Aequus Biopharma, Inc. is recorded as minority interest in subsidiary and stated net after allocation of losses in the subsidiary.

Reverse Stock-Split

On April 15, 2007, we effected a one-for-four reverse stock split of our common stock. All impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the stock split. Impacted amounts include shares of common stock authorized and outstanding, share issuances, shares underlying stock options and warrants, shares reserved and loss per share.

Liquidity

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financials. However, we have incurred losses since inception and we expect to generate losses from operations for at least the next several years primarily due to research and development costs for XYOTAX, pixantrone, brostallicin and CT-2106. We have approximately $55.9 million in principal due on our convertible subordinated and senior subordinated notes in June 2008, or the June 2008 notes. Our available cash and cash equivalents, securities available-for-sale and interest receivable of approximately $38.3 million as of September 30, 2007, is not sufficient to repay these notes and to fund our planned operations for the next twelve months which raises substantial doubt about our ability to continue as a going concern. While we plan to restructure the June 2008 notes, we may be unable to do this on favorable terms or at all. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. While we have a €60 million (approximately $80 million) Step-Up Equity Financing Agreement with Société Générale which we may be able to utilize to provide additional equity funding, access to that funding depends in part on complying with certain Italian regulations; even if we are able to comply with such regulations, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Acquired in-process research and development

Costs to acquire in-process research and development, or IPRD, projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of merger or acquisition are expensed as incurred.

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

Value Added Tax Receivable

Our European subsidiary is subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $11.6 million and $10.6 million as of September 30, 2007 and December 31, 2006, respectively, of which $6.1 million and $5.5 million is included in other assets and $5.5 million and $5.1 million is included in prepaid expenses and other current assets as of September 30, 2007 and December 31, 2006, respectively. This receivable balance typically has a three to five year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net loss per share is calculated based on the net loss divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings per share assumes the conversion of all dilutive convertible securities, such as convertible debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of September 30, 2007 and 2006, options, warrants, unvested share awards and rights, convertible debt and convertible preferred stock aggregating 21,712,488 and 12,084,679, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Our 7.5% convertible senior notes, or 7.5% notes, include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. The payment is equal to $225 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of conversion or repurchase. This make-whole feature also represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration of the make-whole feature. As of December 31, 2006, we determined that we would make additional discretionary make-whole payments to certain investors during 2007. These additional payments constituted modifications to the terms of the agreement and were included in the valuation model as of December 31, 2006. All additional planned discretionary make-whole payments were made during the three months ended March 31, 2007.

Changes in the estimated fair value of the derivative liabilities related to both our 6.75% and 7.5% notes are included in gain (loss) on derivative liabilities and will be calculated until the relevant feature expires or all of the relevant notes are converted or repurchased.

Foreign Currency Translation

For operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit in accordance with SFAS No. 52, Foreign Currency Translation.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS 159. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on the financial statements.

In June 2007, the EITF reached a consensus on Issue 07-3, which focuses on whether non-refundable advance payments for goods or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for periods beginning after December 15, 2007. Further, the EITF has Issue 07-1 currently under consideration. EITF 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. We are currently evaluating the requirements of these issues and have not yet determined the impact on the financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS No. 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of our foreign subsidiary to be included in other comprehensive income or loss. Total comprehensive loss was $49.8 million and $27.8 million for the three month periods ended September 30, 2007 and 2006, respectively. Total comprehensive loss was $102.4 million and $99.6 million for the nine month periods ended September 30, 2007 and 2006, respectively.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation adjustment	$(3,025)	$(1,203)
Net unrealized gain on securities available-for-sale	13	16

Accumulated other comprehensive loss	$(3,012)	$(1,187)

3.	Acquisition of Systems Medicine, Inc.

On July 31, 2007, we completed the acquisition of Systems Medicine, Inc., or SMi, in a stock for stock merger. Pursuant to the terms of the acquisition, we issued to SMi stockholders an aggregate of 4,211,856 shares of our common stock in exchange for outstanding SMi common stock. Of the total shares issued, 421,186 remain in an escrow account subject to any claim for indemnification made by us. Upon the twelve month anniversary of the closing date, the acquisition agreement provides instructions on the release of the remaining escrowed shares. Under the agreement, Systems Medicine, Inc. became Systems Medicine, LLC, or SM, and now operates as a wholly-owned subsidiary of CTI.

SMi’s stockholders as of the date of acquisition could also receive a maximum of $15 million in additional consideration (payable in cash or stock at our election, subject to certain Nasdaq limitations on issuance of stock) upon the achievement of certain FDA regulatory milestones. At this time, it is not possible to predict whether these milestones will be achieved; accordingly, the following estimated purchase price does not reflect the payment of this contingent consideration.

The total cost of the acquisition is estimated to be approximately $20.4 million, based on the fair value of our common stock of $4.718, the average price of our common stock during a 5-business day period prior to the date of the acquisition agreement (July 17, 18, 19, 20 and 23, 2007) and related transaction costs, consisting primarily of financial advisory, legal and accounting fees. The direct transaction costs are estimated, pending resolution of certain accruals as of September 30, 2007, related to the acquisition. The total estimated purchase price of the acquisition is as follows (in thousands):

Total value of CTI common stock, including escrowed shares	$20,000
Estimated direct transaction costs	449

Total estimated purchase price	$20,449

Based on the provisions of SFAS No. 141, “Business Combinations,” and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” we determined the transaction to be an asset acquisition and accordingly, the total estimated purchase price as shown in the table above was allocated to SM’s net tangible and intangible assets, including IPRD, based on their relative fair values as of July 31, 2007, the closing date of the acquisition. The estimated fair value of these assets in excess of the purchase price was then allocated on a pro rata basis to reduce in-process research and development and non-monetary long-lived assets. The allocation of the estimated purchase price as of the date of the acquisition is as follows (in thousands):

Cash and cash equivalents	$3,100
Prepaid expenses and other current assets	14
Other receivables	116
Notes receivable	99
Property and equipment	4
Intangible assets	68
Other non current assets	2
Accounts payable and accrued expenses	(2,297)
Promissory notes	(2,000)
Acquired in-process research and development	21,343

Total	$20,449

In-process research and development

Acquired IPRD for the acquisition was evaluated utilizing the present value of the estimated after-tax cash flows expected to be generated by purchased technology related to brostallicin, which, at the effective time of the acquisition, had not reached technological feasibility. Brostallicin is a novel synthetic second-generation DNA minor groove binder that has proven anti-cancer activity and has demonstrated synergism in combination with standard cytotoxic agents as well as with newer targeted therapies in preclinical experimental tumor models. The cash flow projections for revenues are based on estimates of growth rates and the aggregate size of the respective market for brostallicin, probability of technical success given the state of development at the time of acquisition, royalty rates based on an assessment of industry market rates, product sales cycles, and the estimated life of a product’s underlying technology. The projections for revenues include assumptions that significant cash flows from product revenue would commence in 2011. Estimated operating expenses and income taxes are deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, selling, general and administrative expenses, and research and development costs. The rate utilized to discount projected cash flows was approximately 18%, and was based on the relative risk of the in-process technology and was based primarily on risk adjusted rates of return for similar research and development programs in the industry and the weighted average cost of capital for CTI at the time of the acquisition.

The values associated with this program represent values ascribed by CTI’s management, based on the discounted cash flows currently expected from the technology acquired and a pro rata allocation of the estimated fair values of non-monetary assets acquired in excess of the purchase price. The estimated cash flows include the estimated development costs and estimated product launch date with the estimated life of the product ending fourteen years after approval. If the project is not successfully developed, the business, results of operations and financial condition of CTI may be adversely affected. As of the date of the acquisition, CTI concluded that once completed, the technology under development can only be economically used for the specific and intended purpose and that the in-process technology has no alternative future use after taking into consideration the overall objective of the project, progress toward the objective, and uniqueness of development to this objective.

Pro forma results of operations (unaudited)

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2007 include SM’s results of operations for the period from July 31, 2007, the date of acquisition, to September 30, 2007.

The following table sets forth the pro forma combined results of operations of CTI and SM for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2007	2006	2007	2006
Revenues	$20	$20	$60	$60
Net loss attributable to common shareholders	(53,691)	(28,238)	(112,561)	(101,205)

Basic and diluted net loss per common share	$(1.08)	$(0.88)	$(2.44)	$(3.40)

For pro forma purposes:

•

CTI’s unaudited results of operations for the three months ended September 30, 2007 and 2006 have been combined with SM’s unaudited results of operations for the three months ended September 30, 2007 and 2006 as if the acquisition had occurred on July 1, 2007 and 2006, respectively;

•

CTI’s unaudited results of operations for the nine months ended September 30, 2007 and 2006 have been combined with SM’s unaudited results of operations for the nine months ended September 30, 2007 and 2006 as if the acquisition had occurred on January 1, 2007 and 2006, respectively; and

•

The pro forma results do not include the effect or the charge for IPRD for the three and nine months ended September 30, 2006 as this is a non recurring charge resulting from the acquisition. As our condensed consolidated statement of operations for the three and nine months ended September 30, 2007 includes IPRD, for consistency purposes the pro forma amounts above also include IPRD for these periods.

The unaudited pro forma combined financial data is intended for information purposes only and does not purport to represent what our results of operations would actually have been if the acquisition had in fact occurred on the dates indicated or to project our financial position or results of operations as of any future date or any future period.

4.	Capital Stock

3% Convertible Preferred Stock

Series A

In February 2007, we issued 20,000 shares of our Series A 3% Convertible Preferred Stock, or Series A preferred stock. During the nine months ended September 30, 2007, 13,150 shares of Series A preferred stock were converted into 1,965,619 shares of common stock. There were no shares of Series A preferred stock converted during the three months ended September 30, 2007. As of September 30, 2007, we had approximately $51,000 of Series A preferred stock dividends accrued which were paid in October 2007.

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

Series B

In April 2007, we issued 37,200 shares of our Series B 3% convertible preferred stock, or Series B preferred stock. During the nine months ended September 30, 2007, 21,820 shares of Series B preferred stock were converted into 3,242,190 shares of common stock. There were no shares of Series B preferred stock converted during the three months ended September 30, 2007. As of September 30, 2007, we had approximately $115,000 of Series B preferred stock dividends accrued which were paid in October 2007.

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

Series C

In July 2007, we issued 20,250 shares of our Series C 3% convertible preferred stock, or Series C preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series C preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which is initially $1,000 per share, by the conversion price, which is initially $3.90. The initial conversion price is subject to adjustment in certain events. The Series C preferred stock will have the right to the number of votes equal to the stated value, or $1,000 per share, divided by $4.53 in all matters as to which shareholders are required or permitted to vote with the common stock.

In connection with the Series C preferred stock issuance, we issued warrants to purchase an additional 2,596,148 shares of our common stock at an exercise price of $4.53 per share. The warrants will not be exercisable until six months after the date of issuance and will terminate on the second anniversary of the date upon which they become exercisable.

The holders of Series C preferred stock have the right to require us to redeem all or a portion of the Series C preferred stock shares, payable in common stock, upon the occurrence of certain triggering events for a redemption amount equal to the greater of (a) 130% of the stated value or (b) the product of (1) the volume weighted average price of the common stock on the trading day preceding the conversion multiplied by (2) the stated value divided by the conversion price; plus all accrued and unpaid dividends or other payments on such shares. In addition, at any time after the two-year anniversary of the original issue date and subject to the prior rights of the Series A and B preferred stock, holders of Series C preferred stock have the right to require us to redeem any of their outstanding Series C preferred stock for cash at the stated value plus any accrued but unpaid dividends or other payments due on the shares being redeemed. With respect to our accounting for the preferred stock, because redemption is at the option of the holder of the Series C preferred stock and is not certain to occur, it is considered contingently redeemable and is not classified as a liability under the scope of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In addition, EITF Topic D-98, Classification and Measurement of Redeemable Securities, states that Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be recorded outside of permanent equity. As the Series C preferred stock shares include certain redemption features that may be triggered by events or actions that are outside our control, we have classified these shares as mezzanine equity.

The net proceeds from the issuance of the Series C preferred stock of approximately $18.9 million were allocated between the fair value of the warrants and the Series C preferred stock. Using the Black-Scholes option pricing model, we calculated the relative fair value of the warrants to purchase 2,596,148 shares of our common stock to be approximately $3.7 million. This relative fair value has been recorded as a reduction of the mezzanine equity balance for the Series C preferred stock and an addition to common stock. Additionally, we calculated a beneficial conversion feature charge related to the conversion price for the Series C preferred stock to common stock of approximately $3.9 million. As the Series C preferred stock can be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

As of September 30, 2007, 11,966 shares of Series C preferred stock had been converted into 3,068,195 shares of common stock. As of that date we had approximately $45,000 of Series C preferred stock dividends accrued which were paid in October 2007.

5.	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards under SFAS No. 123(R), Share-Based Payment (Revised 2004), or SFAS 123(R), for the three and nine months ended September 30, 2007, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$183	$314	$495	$1,393
Selling, general and administrative	217	763	459	2,186

Stock-based compensation expense included in operating expenses	$400	$1,077	$954	$3,579

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.1%	4.7%	4.4%	4.9%
Expected dividend yield	None	None	None	None
Expected life (in years)	2.7	2.7	3.1	2.8
Expected volatility	76%	74%	76%	74%

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

7.5% Convertible Senior Notes

During the nine months ended September 30, 2007, $15.3 million of our 7.5% notes were converted into 1.8 million shares of common stock. There were no conversions during the three months ended September 30, 2007. We had $33.5 million and $48.8 million principal amount of our 7.5% notes outstanding as of September 30, 2007 and December 31, 2006, respectively. In connection with the conversion of $6.2 million of these notes during the three months ended March 31, 2007 and $7.4 million of 7.5% notes on April 2, 2007, we made discretionary interest make-whole payments of approximately $2.3 million which is included in make-whole interest expense for the nine months ended September 30, 2007. There was no make-whole interest expense for the three months ended September 30, 2007. In May 2006, we made a discretionary make-whole payment of $1.7 million related to the conversion of approximately $7.4 million of the 7.5% notes which is included in make-whole interest expense for the nine months ended September 30, 2006.

The interest make-whole provision of the 7.5% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes. At the issuance of the 7.5% notes, the interest make-whole feature was estimated to have a fair value of approximately $3.7 million and the initial recorded value of the 7.5% notes was reduced by this allocation. In addition, at December 31, 2006, we recorded an increase to the derivative balance of $1.8 million which represents the change in value as a result of the modification of the terms of the make-whole interest provision related to certain investors. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $0.1 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, and interest expense of $2.8 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. The expense recorded for the nine months ended September 30, 2007 was primarily related to accelerated accretion due to note conversions. The estimated fair value of the derivative liability is adjusted quarterly for changes in the estimated market value. The change in the estimated fair value was a loss of $20,000 and $0.9 million for the three months ended September 30, 2007 and 2006, respectively, and a gain of $3.5 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts were included in gain (loss) on derivative liabilities. At September 30, 2007, the fair value of the derivative was $30,000 and was recorded in 7.5% convertible senior notes. At December 31, 2006, the fair value of the derivative was $3.6 million, $2.3 million of which was recorded in current portion of derivative liability and $1.3 million of which was recorded in 7.5% convertible senior notes.

6.75% Convertible Senior Notes

The interest make-whole provision of the 6.75% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $20,000 and $54,000 for the three months ended September 30, 2007 and 2006, respectively and interest expense of $59,000 and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively. The expense recorded for the three and nine months ended September 30, 2006 was primarily related to accelerated accretion due to note conversions. The estimated fair value of the derivative liability was $0.2 million at September 30, 2007 and December 31, 2006 and was recorded in 6.75% convertible senior notes. The change in the estimated fair value was $25,000 and $62,000 for the three months ended September 30, 2007 and 2006, respectively, and was $79,000 and $4.1 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts were included in gain (loss) on derivative liabilities.

5.75% Convertible Subordinated and Senior Subordinated Notes

As of September 30, 2007, $28.5 million of our 5.75% convertible subordinated notes and $27.4 million of our 5.75% convertible senior subordinated notes are included in our current liabilities. These notes are due in June 2008.

7.	Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe and terminated our aircraft lease. In conjunction with our workforce reduction we vacated a portion of our laboratory and office facilities and recorded excess facilities charges.

The following table summarizes the changes in the liability for restructuring activities during the nine months ended September 30, 2007 (in thousands):

	Excess Facilities Charges	Employee Separation Costs
Balance at December 31, 2006	$3,951	$27
Adjustments	126	1
Payments	(1,970)	(13)

Balance at September 30, 2007	$2,107	$15

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded restructuring charges in 2005 when we ceased using this space. The liability is calculated as the present value of total lease commitments, net of estimated sublease income. We recorded additional restructuring expense of approximately $0.1 million for both the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 we recorded additional restructuring expense of approximately $0.1 million and $0.4 million, respectively. These amounts are included in selling, general and administrative expense. The adjustments to restructuring expense were due to changes in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time. We periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges. As of September 30, 2007 and December 31, 2006 respectively, approximately $1.0 million and $2.6 million of the liability for restructuring activities is included in current portion of long-term obligations and approximately $1.1 million and $1.4 million is included in long-term obligations, less current portion.

8.	Legal Proceedings

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX® (arsenic trioxide). Pursuant to this settlement agreement, we made a single payment of $10.6 million to the USAO, which included a settlement amount of $10.5 million and interest accrued on that amount since the date of reaching an agreement in principle, in return for a release of all government claims in connection with a qui tam action brought by a private plaintiff and related matters. This settlement does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorneys’ fees and employment related claims. The private party plaintiff’s wrongful termination claims have been dismissed by the federal district court with prejudice.

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

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

9.	Subsequent Events

In August 2007, we entered into an asset purchase agreement with Biogen Idec Inc., or BIIB, for the purchase of ZEVALIN® (ibritumomab tiuxetan), a radiopharmaceutical product, for development, marketing and sale in the United States. The transaction, which is expected to close in the fourth quarter of 2007, has been approved by our board of directors and the board of directors of BIIB and is subject to customary closing conditions, including receipt of third party consents.

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

On July 31, 2007, we completed our acquisition of Systems Medicine, Inc., or SMi, a privately held oncology company, in a stock for stock merger valued at $20 million. SMi stockholders could also receive a maximum of $15 million in additional consideration (payable in cash or stock at our election, subject to certain Nasdaq limitations on issuance of stock) upon the achievement of certain U.S. Food and Drug Administration, or FDA, regulatory milestones. Under the agreement, SMi became Systems Medicine, LLC, or SM, and will operate as a wholly-owned subsidiary of CTI. SM holds worldwide rights to use, develop, import and export brostallicin, a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 200 patients have been treated to date. SM currently uses a genomic-based platform to guide development of brostallicin; we expect to use that platform to guide development of our licensed oncology products in the future. SM also has a strategic affiliation with the Translational Genomics Research Institute, or TGen, and has the ability to use TGen’s extensive genomic platform and high throughput capabilities to target a cancer drug’s “context-of-vulnerability,” which is intended to guide clinical trials toward patient populations where the highest likelihood of success should be observed, thereby potentially lowering risk and shortening time to market.

In August 2007, we entered into an asset purchase agreement with Biogen Idec Inc., or BIIB, for the purchase of ZEVALIN® (ibritumomab tiuxetan), or ZEVALIN, a radiopharmaceutical product, for development, marketing and sale in the United States. ZEVALIN was approved by the FDA in 2002 and BIIB reported $16.4 million in U.S. sales in 2006. The transaction, which is expected to close in the fourth quarter of 2007, has been approved by our board of directors and the board of directors of BIIB and is subject to customary closing conditions, including receipt of third party consents.

We are developing XYOTAX, paclitaxel poliglumex, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. As announced in March and May 2005, our STELLAR 2, 3, and 4 phase III clinical studies for XYOTAX did not meet their primary endpoints of superior overall survival. However, we believe a pooled analysis of STELLAR 3 and 4 studies for treatment of first-line NSCLC patients who have poor performance status, or PS2, demonstrates a statistically significant survival advantage among women receiving XYOTAX when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of XYOTAX and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR 3 and 4 trials. In December, 2005, we initiated a phase III clinical trial, known as the PIONEER, or PGT305, study, for XYOTAX as first-line monotherapy in PS2 women with NSCLC. In November 2006, we suspended enrollment in the PIONEER trial to allow data related to recently enrolled patients to mature and to assess the differences in early cycle deaths observed between arms of the study. In December 2006, we agreed with the recommendation of the Data Safety Monitoring Board to close the PIONEER lung cancer clinical trial due, in part, to the diminishing utility of the PIONEER trial given our plans to submit a new protocol to the FDA. In early 2007, we submitted two new protocols under a Special Protocol Assessment, or SPA, to the FDA. The new trials, known as PGT306 and PGT307, focus exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where XYOTAX demonstrated the greatest potential survival advantage in the STELLAR trials. We believe the lack of safe and effective treatment for women with advanced first-line NSCLC who have pre-menopausal estrogen levels represents an unmet medical need. We initiated the PGT307 trial in September 2007. Although the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of XYOTAX in the NSCLC setting, we believe that compelling results from PGT307, along with supporting evidence from prior clinical trials, will enable us to submit a new drug application, or NDA, in the United States. In Europe, we plan to submit a MAA in the first half of 2008, for first-line treatment of patients with advanced NSCLC who are PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR clinical trials. The basis for this filing has been reviewed by the Scientific Advice Working Party, or SAWP, at the European Medicines Agency, or EMEA; the EMEA agreed that switching the primary endpoint from superiority to noninferiority is feasible if the retrospective justification provided in the marketing application is adequate. The discussions with the SAWP focused on using the STELLAR 4 study as primary evidence of non-inferiority and the STELLAR 3 study as supportive.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. An interim analysis of our ongoing phase III study of pixantrone, known as the EXTEND or PIX301 study, was performed by the independent Data Monitoring Committee in the third quarter of 2006. Based on their review, the study will continue. Pixantrone is also being studied in a phase II study, known as RAPID or PIX203, in which pixantrone is substituted for doxorubicin in the R-CHOP regimen compared to the standard R-CHOP regimen in patients with previously untreated diffuse large B-cell lymphoma. An interim analysis of the RAPID study was reported in July 2007. The interim analysis of the study showed that to date a majority of patients on both arms of the study achieved a major objective anti-tumor response (complete response or partial response). Patients on the pixantrone arm of the study had clinically significant reductions in the incidence of severe heart damage, infections, and thrombocytopenia (a reduction in platelets in the blood) as well as significant reduction in febrile neutropenia. The study, which is targeting enrollment of 280 patients, is expected to complete enrollment in 2009. In September 2007, we announced that we decided to conduct a full analysis of the EXTEND trial, instead of an interim analysis as previously planned. We currently anticipate completing enrollment in the EXTEND trial in the fourth quarter of this year with primary endpoint data and expect the final results to be reported in the first half of 2008. The FDA agreed that randomized safety data from the RAPID study (CHOP-R vs. CPOP-R) could be used to support the EXTEND results in an NDA submission for pixantrone. In addition, we launched a phase III trial of pixantrone in indolent NHL, the PIX303 trial, in September 2007, which will evaluate the combination of fludarabine, pixantrone, and rituximab versus fludarabine and rituximab in patients who have received at least one prior treatment for relapsed or refractory indolent NHL The target enrollment for the trial is 300 patients. In May 2007, we received fast track designation from the FDA for pixantrone for the treatment of relapsed or refractory indolent NHL.

We are developing brostallicin, which is a small molecule, anti-cancer drug with a novel, unique mechanism of action and composition of matter patent coverage. Data on more than 200 patients treated with brostallicin in phase I/II clinical trials reveal evidence of activity in patients with refractory cancer and patient/physician-friendly dosage and administration. A phase II study of brostallicin in relapsed/refractory soft tissue sarcoma met its pre-defined activity and safety hurdles and resulted in a first-line phase II study that is currently being conducted by the European Organization for Research and Treatment of Cancer (EORTC). Additionally, CTI plans to initiate a phase II/III myxoid liposarcoma trial in 2008. Brostallicin also has demonstrated synergism with new targeted agents as well as established treatments in pre-clinical trials.

Due to resource constraints, we are currently focusing our efforts on near-term products in our pipeline, XYOTAX, pixantrone and brostallicin, and have no immediate plans to conduct additional CT-2106, polyglutamate camptothecin, clinical studies.

As of September 30, 2007, we had incurred aggregate net losses of approximately $1,070.4 million since inception. We expect to continue to incur additional operating losses for at least the next several years.

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

We evaluate multiple element arrangements pursuant to Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. For multiple element arrangements that have continuing performance obligations, we recognize contract, milestone or license fees together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand-alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104, or SAB, No. 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangement.

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

Changes in the estimated fair value of the derivative liabilities related to both our 6.75% and 7.5% notes are included in gain (loss) on derivative liabilities and will be calculated until the relevant feature expires or all of the relevant notes are converted or repurchased.

Purchase price allocation

Based on the provisions of SFAS No. 141, “Business Combinations,” the purchase price for SM was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of July 31, 2007. An independent third-party valuation firm was engaged to assist in determining the fair values of in-process research and development and identifiable intangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, share awards, and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2007 and 2006.

License and contract revenue. License and contract revenue for the three months ended September 30, 2007 and 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Compounds under development:
XYOTAX	$5,955	$6,412
Pixantrone	4,585	1,986
Brostallicin	772	—
Other compounds	110	239
Operating expenses	6,603	5,508
Discovery research	541	298

Total research and development expenses	$18,566	$14,443

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for XYOTAX, pixantrone and brostallicin are approximately $209.0 million, $35.4 million and $0.8 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SMi on July 31, 2007 are also excluded from this amount.

Research and development expenses increased to approximately $18.6 million for the three months ended September 30, 2007, from approximately $14.4 million for the three months ended September 30, 2006. Costs for our XYOTAX program decreased primarily due to costs associated with our PIONEER trial which was suspended and closed in the fourth quarter of 2006. This decrease was partially offset by start-up costs associated with our PGT307 trial as well as an increase in manufacturing costs. Pixantrone costs increased primarily due to start-up costs associated with our PIX303 trial, as well as an increase in costs associated with our RAPID trial, mainly due to an increase in patient enrollment and costs for comparator drug. These increases were partially offset by a decrease in wrap-up costs for our phase I studies, as well as a decrease in costs associated with our EXTEND trial, primarily related to a decrease in patient enrollment. Costs incurred for brostallicin resulted from our acquisition of SMi in July 2007 and primarily relate to clinical development activities. Operating expenses increased primarily due to an increase in personnel costs, partially offset by a decrease in stock-based compensation expense related to the vesting of options and restricted stock during 2006.

Our lead drug candidates, XYOTAX, pixantrone and brostallicin are currently in clinical trials. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMEA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Many of our drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

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

We expect to begin generating revenue from the sale of ZEVALIN in the fourth quarter of 2007, if and when such transaction closes. The closing of that transaction remains subject to closing conditions, including obtaining certain third party consents; in the event that we are not able to complete the transaction, we will not recognize any additional revenue from ZEVALIN. In the event that we are able to complete the acquisition of ZEVALIN, we expect to incur additional costs associated with the relaunch and sales effort of ZEVALIN, as well as additional costs related to additional clinical trials to expand approved indications of ZEVALIN. As a result, any revenue generated by sales of Zevalin will not be enough to support our ongoing research, development, and operations for the next couple of years. We anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private debt or equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $8.9 million for the three months ended September 30, 2007, from approximately $9.1 million for the three months ended September 30, 2006. This decrease is attributed to a $0.5 million decrease in stock-based compensation expense, a $0.4 million decrease in compensation and benefits primarily due to executive severance and bonus payments made in 2006, a $0.4 million decrease in depreciation and amortization related to assets becoming fully depreciated in 2006 and a $0.3 million decrease in sales and marketing expenses due to a shift in focus to clinical development from pre-marketing activities. These decreases were offset by an increase of approximately $0.9 million related to financial and administrative charges and corporate development activities, including expenses associated with our 2007 shareholder meetings as well as $0.5 million in increased legal expenses primarily related to implementing our corporate compliance program. We expect selling, general and administrative expenses to continue to be consistent in 2007 as compared to 2006.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of SMi in July 2007. This balance represents the estimated fair value of purchased technology that had not reached technological feasibility and had no alternative future use at the effective time of the acquisition.

Amortization of purchased intangibles. Amortization for the three months ended September 30, 2007 and 2006 is primarily related to the amortization of our assembled workforce asset in CTI (Europe).

Investment and other income. Investment and other income for the three months ended September 30, 2007 and 2006 was approximately $0.6 million for both periods. This amount remained consistent between periods as our average securities available-for-sale balance and the prevailing interest rates on these investments did not fluctuate significantly between these periods.

Interest expense. Interest expense decreased to approximately $2.5 million for the three months ended September 30, 2007 from approximately $3.6 million for the three months ended September 30, 2006. This change is primarily due to a $0.5 million decrease in the amortization of the debt discount and a $0.3 million decrease in the amortization of debt issuance costs related to the conversion of our 7.5% notes during the three months ended September 30, 2006. In addition, interest expense on our 7.5% notes decreased approximately $0.3 million due to conversions of these notes during the second half of 2006 and the first six months of 2007.

Foreign exchange gain (loss). The foreign exchange activity for the three months ended September 30, 2007 and 2006 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $0.2 million for the three months ended September 30, 2006 is related to payments made upon the conversion of $0.7 million of our 6.75% notes.

Gain (loss) on derivative liabilities. The gain (loss) on derivative liabilities represents the change in the estimated fair value of our derivative liabilities related to the interest make-whole provisions on our 7.5% and 6.75% notes. The estimated fair value of these derivative liabilities did not change significantly during the three months ended September 30, 2007. During the three months ended September 30, 2006, we recorded a gain of approximately $0.1 million and a loss of approximately $0.9 million related to the derivative liability for our 6.75% and 7.5% notes, respectively.

Minority interest in net loss of subsidiary. Minority interest in net loss of subsidiary was approximately $36,000 for the three months ended September 30, 2007, and represents the minority owner’s pro rata allocation of the losses in Aequus Biopharma Inc., or Aequus.

Nine months ended September 30, 2007 and 2006.

License and contract revenue. License and contract revenue for the nine months ended September 30, 2007 and 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Compounds under development:
XYOTAX	$16,631	$17,996
Pixantrone	11,493	7,277
Brostallicin	772	—
Other compounds	432	794
Operating expenses	19,362	18,217
Discovery research	1,678	1,086

Total research and development expenses	$50,368	$45,370

Research and development expenses increased to approximately $50.4 million for the nine months ended September 30, 2007, from approximately $45.4 million for the nine months ended September 30, 2006. Costs for our XYOTAX program decreased primarily due to costs associated with our PIONEER trial which was suspended and closed in the fourth quarter of 2006. This decrease was partially offset by start-up costs associated with our PGT307 trial as well as an increase in manufacturing costs. Pixantrone costs increased due to an increase in costs associated with our RAPID trial, primarily related to increased patient enrollment and the cost for comparator drug, and start-up costs associated with our PIX303 trial. This increase was partially offset by a decrease in wrap-up costs for our phase I studies. Costs incurred for brostallicin resulted from our acquisition of SMi in July 2007 and primarily relate to clinical development activities. Operating expenses increased primarily due to an increase in personnel costs, partially offset by a decrease in stock based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $24.6 million for the nine months ended September 30, 2007, from approximately $27.8 million for the nine months ended September 30, 2006. This decrease is primarily attributed to a $1.4 million decrease in stock-based compensation expense, a $1.4 million decrease related to legal expenses associated with our litigation with Micromet which was settled in April 2006, a $1.0 million decrease in sales and marketing expenses due to a shift in focus to clinical development from pre-marketing activities, a $0.9 million decrease in insurance costs due to decreased premiums, a $0.8 million decrease in depreciation and amortization related to assets becoming fully depreciated in 2006 and a $0.6 million decrease in compensation and benefits primarily related to executive bonus and severance expense in 2006. These decreases were offset by a $1.3 million increase in corporate development costs including an increase in travel expenses related to corporate development activities as well as increases related to strategic and consulting services, a $0.9 million increase in expenses related to our shareholder meetings held in 2007 and certain financial reporting activities and a $0.7 million increase in other legal expenses primarily related to litigation seeking recovery of losses incurred in our litigation with the USAO as well as expenses related to implementing our corporate compliance program.

Acquired in-process research and development. Acquired in-process research and development relates to a one-time non-cash charge recorded in connection with our acquisition of SMi in July 2007. This balance represents the estimated fair value of purchased technology that had not reached technological feasibility and had no alternative future use at the effective time of the acquisition.

Amortization of purchased intangibles. Amortization for the nine months ended September 30, 2007 and 2006 is primarily related to the amortization of our assembled workforce asset in CTI (Europe).

Investment and other income. Investment and other income for the nine months ended September 30, 2007 and 2006 was approximately $2.1 million and $1.8 million, respectively. This increase is due to a higher average securities available-for-sale balance offset slightly by lower prevailing interest rates on our investments during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Interest expense. Interest expense decreased to approximately $10.1 million for the nine months ended September 30, 2007 from approximately $16.9 million for the nine months ended September 30, 2006. This change is primarily due to a $4.2 million decrease in the amortization of debt issuance costs and a $3.9 million decrease in the amortization of the debt discount related to the conversion of our 6.75% notes during the nine months ended September 30, 2006. In addition, interest expense on our 5.75% convertible subordinated and senior subordinated notes decreased approximately $0.7 million due to exchanges of these notes for our 7.5% notes in April 2006. These decreases were offset by an increase in amortization of the debt discount of $1.7 million on our 7.5% notes primarily due to the conversion of $13.6 million of these notes during the nine months ended September 30, 2007. These conversions resulted in accelerated accretion of the additional debt discount that had been recorded in December 2006. In addition, interest expense on our 6.75% notes increased approximately $0.4 million.

Foreign exchange gain (loss). The foreign exchange gain for the nine months ended September 30, 2007 and 2006 is due to fluctuations in foreign currency exchange rates, primarily related to payables denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $2.3 million for the nine months ended September 30, 2007 is due to payments made related to the conversion of $13.6 million of our 7.5% notes. Make-whole interest expense of $24.8 million for the nine months ended September 30, 2006 is related to payments made upon the conversion of $69.3 million of our 6.75% notes and $7.4 million of our 7.5% notes.

Gain (loss) on derivative liabilities. The gain on derivative liabilities of $3.6 million for the nine months ended September 30, 2007 represents the change in the estimated fair value of the derivative liabilities related to the interest make-whole provisions on our 7.5% and 6.75% notes of $3.5 million and $0.1 million, respectively. The amount of $5.2 million for the nine months ended September 30, 2006 represents the change in the estimated fair value of the derivative liabilities on our 6.75% and 7.5% notes of $4.1 million and $1.1 million, respectively.

Gain on exchange of convertible notes. During the nine months ended September 30, 2006, we recorded a gain of $8.0 million due to the extinguishment of approximately $40.7 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately $33.2 million aggregate principal amount of our 7.5% notes. The gain is net of accrued interest of $0.9 million and issuance costs of $0.4 million attributable to the exchanged notes.

Settlement expense. Settlement expense for the nine months ended September 30, 2007 relates to interest accrued on the $10.5 million payment to the USAO for release of all claims in connection with the investigation of our marketing practices relating to TRISENOX and related matters. Interest was accrued from the date of reaching an agreement in principle with the USAO in the fourth quarter of 2006 and the payment was made in April 2007. Settlement expense for the nine months ended September 30, 2006 relates to the amount due under the settlement of our dispute with Micromet AG in May 2006 and is net of payables previously due to Micromet.

Minority interest in net loss of subsidiary. Minority interest in net loss of subsidiary was approximately $36,000 for the nine months ended September 30, 2007, and represents the minority owner’s pro rata allocation of the losses in Aequus.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had approximately $38.3 million in cash and cash equivalents, securities available-for-sale and interest receivable.

Net cash used in operating activities decreased to approximately $85.0 million during the nine months ended September 30, 2007, compared to approximately $92.1 million for the same period during 2006 primarily due to a decrease in cash paid for interest offset by a decrease in the change in our total operating assets and liabilities and slight increase in our combined research and development and selling, general and administrative expenses. For the nine months ended September 30, 2007, our net loss included $2.3 million in make-whole interest payments related to conversions of our 7.5% notes. For the nine months ended September 30, 2006, our net loss included $24.8 million in make-whole interest payments related to conversions of our 6.75% and 7.5% notes.

Net cash provided by investing activities totaled approximately $10.3 million during the nine months ended September 30, 2007, compared to net cash used in investing activities of approximately $32.5 million for the same period during 2006. The net cash provided by or used in investing activities during these periods was primarily due to the net amount of proceeds from sales and maturities and cash paid for purchases of securities available-for-sale.

Net cash provided by financing activities totaled approximately $72.1 million and $91.0 million during the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by financing activities for the nine months ended September 30, 2007 was primarily due to net proceeds of $18.6 million received from the sale of 20,000 shares of our Series A 3% convertible preferred stock and common stock warrants in February 2007, net proceeds of $34.8 million received from the sale of 37,200 shares of our Series B 3% convertible preferred stock and common stock warrants in April 2007, and net proceeds of $19.0 million received from the sale of 20,250 shares of our Series C 3% convertible preferred stock and common stock warrants in July 2007. The net cash provided by financing activities during the nine months ended September 30, 2006 was primarily due to net proceeds of $37.9 million received from the sale of approximately 23.1 million shares of our common stock in September 2006, $31.2 million received from the issuance of our 7.5% notes as well as $24.7 million in restricted cash related to the issuance of our 6.75% convertible senior notes that was released from escrow upon conversion of a portion of these notes.

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and we expect to generate losses from operations for at least the next several years primarily due to research and development costs for XYOTAX, pixantrone, brostallicin and CT-2106. We have approximately $55.9 million in principal due on our convertible subordinated and senior subordinated notes in June 2008 and our existing cash and cash equivalents, securities available-for-sale and interest receivable is not sufficient to repay these notes and to fund our planned operations for the next twelve months. While we plan to restructure these notes, we may be unable to do this on favorable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. We will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. While we have a €60 million (approximately $80 million) Step-Up Equity Financing Agreement with Société Générale which we may be able to utilize to provide additional equity funding, access to that funding depends in part on complying with certain Italian regulations; even if we are able to comply with such regulations, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs.

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

The following table includes information relating to our contractual obligations as of September 30, 2007 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes (1)	$33,458	$—	$—	$33,458	$—
6.75% Convertible senior notes (2)	7,000	—	—	7,000	—
5.75% Convertible senior subordinated notes (3)	27,407	27,407	—	—	—
4.0% Convertible senior subordinated notes (4)	55,150	—	55,150	—	—
5.75% Convertible subordinated notes (5)	28,490	28,490	—	—	—
Interest on convertible notes	18,792	7,468	9,826	1,498	—
Operating leases:
Facilities	30,252	6,798	11,412	10,734	1,308
Long term obligations (6)	2,437	669	812	956	—

	$202,986	$70,832	$77,200	$53,646	$1,308

(1)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of approximately 119.6298 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $8.36 per share.

(2)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of approximately 95.0925 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $10.52 per share.

(3)	The 5.75% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 25 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $40.00 per share.

(4)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 18.5185 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $54.00 per share.

(5)	The 5.75% convertible subordinated notes are convertible into shares of CTI common stock at a conversion rate of approximately 7.353 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $136.00 per share.

(6)	Long-term obligations do not include $2.1 million related to excess facilities charges and $1.1 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employee’s separation from the Company.

The remaining amount of milestone payments we may be required to pay pursuant to the amended agreement with PG-TXL Company L.P. is $14.9 million. The timing of these payments is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at September 30, 2007 and December 31, 2006 was $26.3 million and $36.7 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $122,000 and $135,000 as of September 30, 2007 and December 31, 2006, respectively.

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

We have foreign exchange risk related to foreign-denominated cash and cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at September 30, 2007 of $3.7 million, an assumed 5%, 10% and 20% negative currency exchange movement would result in fair value declines of $0.2 million, $0.4 million and $0.7 million.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that the Company did maintain effective disclosure controls and procedures.

Remediation of Material Weaknesses

During the nine months ended September 30, 2007, to remedy the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the period ended December 31, 2006, we implemented enhanced review and approval procedures that are designed to help ensure we accurately record accounts payable and accrued expense balances in CTI (Europe), and trained personnel in key finance positions in CTI (Europe) regarding the enhanced procedures and appropriate levels of oversight and review. These revised control processes have been operating for a sufficient period of time and have been tested to provide management with reasonable assurance as to their effectiveness. Although management believes the material weaknesses mentioned above have been remediated, we will continue to monitor the effectiveness of the revised procedures.

(b) Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon, Inc. in July 2005. We have also entered into a corporate integrity agreement with the HHS-OIG that requires us to establish a compliance committee and compliance program and adopt a formal code of conduct. The USAO settlement agreement disclaimed any admission of wrongdoing by the Company, and it does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorney’s fees and employment related claims. The private party plaintiff’s wrongful termination claims have been dismissed by the federal district court with prejudice.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of September 30, 2007, we had an accumulated deficit of approximately $1,070.4 million. We are pursuing regulatory approval for XYOTAX, pixantrone and brostallicin and will need to conduct research, development, testing and regulatory compliance activities, expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

We have a substantial amount of debt.

We have a substantial amount of debt outstanding, and our annual interest expense with respect to our debt is significant. Unless we generate substantial sales from one of our potential products or raise substantial additional capital, we may not be able to repay this debt or the interest, liquidated damages or other payments that may become due with respect to our debt. Prior to this debt becoming due, we may engage in one or more restructuring transactions which could involve, among other things, an effective increase in interest rates, alteration of terms or exchanges involving the issuance of additional shares of common stock or other arrangements which may dilute or be adverse to the value of our common stock.

We expect to need to raise additional funds in the near future, and they may not be available on acceptable terms, or at all.

Since the beginning of 2007, we have sold shares of our Series A 3% convertible preferred stock, Series B 3% convertible preferred stock and Series C 3% convertible preferred stock in three separate offerings, pursuant to which we raised an aggregate of approximately $77.5 million in gross proceeds. However, we expect that our existing cash and cash equivalents, securities available for sale and interest receivable, including amounts received from the preferred stock issuances, will not be sufficient to fund our operations at current levels for the next twelve months and accordingly, we expect that we will need to raise additional funds. We are exploring alternatives to raise additional capital through public or private equity financings, partnerships, debt financings, bank borrowings or other sources, including but not limited to the Step-Up Equity Financing Agreement we entered into with Société Générale in June 2006. In particular, we will need to raise additional funds to complete the additional clinical trials for

XYOTAX, pixantrone and brostallicin, to complete our anticipated acquisition of ZEVALIN from BIIB, which we expect will close in the fourth quarter of 2007 and, if that transaction is successfully consummated, to fund additional clinical trials for ZEVALIN in the future.

We may raise such capital through public or private equity financings, partnerships, debt financings or restructurings, bank borrowings or other sources. Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to XYOTAX, pixantrone, brostallicin and other products we may be developing. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. In addition, some financing alternatives, such as the Step-Up Equity Financing Agreement, may require us to meet additional regulatory requirements in Italy and the U.S., which may increase our costs and adversely affect our ability to obtain financing. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, shareholders may experience dilution of their proportionate ownership of us.

We may not receive the regulatory approvals required for us to raise funds using the Step-Up Equity Financing Agreement.

In June 2006, we announced that we had entered into a Step-Up Equity Financing Agreement with Société Générale, pursuant to which we had the option, subject to the satisfaction of certain conditions, to issue shares of our common stock to Société Générale. We are required to file and obtain an authorization for the publication of an Italian Listing Prospectus prior to being able to issue the number of shares that would be necessary under this agreement to access an adequate amount of the credit line, and any delays or restrictions relating to this could potentially impair our ability to raise funds through this agreement. We initially filed such prospectus with Commissione Nazionale per la Societa e la Borsa (CONSOB, one of the Italian authorities that regulate companies listed on Italy’s public markets) in April 2007 and are continuing to work with them to have it published. We will not be able to raise funds by issuing shares to Société Générale pursuant to this agreement if we are unable to comply with Italian regulations on the sale of our common stock under this agreement, and we may be unable to raise necessary funds from other sources.

We may be unable to obtain a quorum for meetings of our shareholders and therefore unable to take certain corporate actions.

Our bylaws require that a quorum, consisting of a majority of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. A quorum was not present at either of our scheduled annual meetings of shareholders in 2006. While we were able to obtain quorum at a special meeting of shareholders on April 10, 2007 and at our annual shareholders meeting on September 25, 2007, we may be unable to obtain quorum at future annual or special meetings of shareholders. If we are unable to obtain a quorum at our shareholder meetings and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on the Company. It is possible that even if we are able to obtain a quorum for our meetings of the shareholders we may still not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, such failure could have a materially adverse effect on the Company.

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

Our stock is traded on the MTAX stock market in Milan, Italy and we are required to also comply with the rules and regulations of CONSOB and Borsa Italiana, which collectively regulate companies listed on Italy’s public markets. Conducting our operations in a manner that complies with all applicable laws and rules requires us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all regulatory regimes. Compliance with Italian listing requirements may delay additional issuances of our common stock; we are currently taking appropriate steps to conform to the requirements of the Italian stock exchange and CONSOB to allow such additional issuances.

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

During the first nine months of 2007, to remedy the material weaknesses in our internal control over financial reporting, we implemented enhanced review and approval procedures that are designed to help ensure we accurately record accounts payable and accrued expense balances in CTI (Europe), and trained personnel in key finance positions in CTI (Europe) regarding the enhanced procedures and appropriate levels of oversight and review.

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

If we are not able to successfully identify and complete valuable acquisition opportunities, we may not achieve the anticipated growth we would otherwise achieve were such acquisitions accomplished.

We currently plan to further expand our product portfolio through acquisitions of other complementary businesses or technologies or marketed products. For example, in July 2007, we acquired SMi, a privately held oncology company, and gained worldwide rights to brostallicin, a DNA minor groove binding agent with proven anti-tumor activity which is currently in phase II clinical studies. Additionally, in August 2007, we entered into an asset purchase agreement with BIIB for the purchase of ZEVALIN for development, marketing and sale in the United States. The transaction, which is expected to close in the fourth quarter of 2007, has been approved by our board of directors and the board of directors of BIIB and is subject to customary closing conditions, including receipt of third party consents. Mergers and acquisitions are inherently risky, and we cannot assure you that we will be able to complete these acquisitions or that our acquisitions will be successful. The successful execution of our acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business.

If we are not able to successfully integrate recent and future acquisitions, our management’s attention could be diverted, and efforts to integrate future acquisitions could consume significant resources.

The acquisition of SMi, and if successful, the acquisition of ZEVALIN or any other future acquisition that we may undertake, will also involve numerous risks related to the integration of the acquired asset or entity into the Company after the acquisition is completed. These risks include the following:

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

In addition, if we finance or otherwise complete acquisitions by issuing equity or convertible debt securities, our existing shareholders may be diluted.

If we are unable to complete the acquisition of ZEVALIN there may be adverse effects on our financial and operating results.

As discussed above, the completion of the ZEVALIN acquisition is subject to customary closing conditions, including receipt of third party consents. We cannot be assured that all closing conditions will be satisfied. Failure to complete the acquisition would prevent us from realizing the anticipated benefits of the transaction, including the ability to generate revenue from the commercial sale of ZEVALIN. In addition, substantial cost will have been incurred in connection with the transaction, which will produce little or no benefit if the acquisition is not completed. These factors may adversely affect our financial and operating results as well as the trading price of our common stock.

If we are unable to expand label usage of ZEVALIN, we may not recognize the full value of the asset and there may be adverse effects on our expected financial and operating results.

In the event that we are able to complete the acquisition of ZEVALIN, we intend to seek expansion of the approved uses, or labeled uses, of ZEVALIN. However, there can be no guarantee that we will be able to get approval for such label expansion in full or in part. If we are not able to obtain approval for expansion of the labeled uses for ZEVALIN, or if we are otherwise unable to fulfill our marketing, sales and distribution plans for ZEVALIN, we may not recognize the full anticipated value of ZEVALIN, in which case we may not achieve our anticipated financial and operating results.

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

In December 2006, we closed the PIONEER clinical trial and in 2007, we initiated a new study, PGT307, which focuses on the primary efficacy endpoint of survival in women with NSCLC and pre-menopausal estrogen levels. We have decided not to initiate an additional study, the PGT306 trial, for which we have submitted a special protocol assessment, or SPA, because we believe that compelling evidence from the PGT307 trial, along with supporting evidence from earlier clinical trials, may be adequate to submit an NDA. We may not receive compelling evidence or any positive results from the PGT307 trial, which would preclude our planned submission of an NDA.

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

The marketing and promotion of pharmaceuticals is also heavily regulated, particularly with regard to prohibitions on the promotion of products for off-label uses. In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon Inc. in July 2005. As part of that settlement agreement, and in anticipation of potentially acquiring ZEVALIN, a commercially approved drug, we also entered into a corporate integrity agreement with the HHS-OIG that requires us to establish a compliance committee and compliance program and adopt a formal code of conduct. The USAO settlement does not address separate claims brought against the Company by the private party plaintiff in such matters, which generally relate to attorney’s fees and employment related claims.

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

Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•

If we are successful in bringing XYOTAX to market, we will face direct competition from oncology-focused multinational corporations. XYOTAX will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products including, among others, Bristol-Myers Squibb Co., which markets paclitaxel; Aventis, which markets docetaxel; Genentech and OSI Pharmaceuticals, which markets Tarceva™; Genentech, which markets Avastin™, Lilly, which markets Alimta®, and American Pharmaceutical Partners, which markets Abraxane™. In addition, other companies such as NeoPharm Inc. and Telik, Inc. are also developing products which could compete with XYOTAX.

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

•

If we are successful in bringing brostallicin to market, we will face direct competition from other minor groove binding agents including, Yondelis®, which is currently developed by PharmaMar and has received Authorization of Commercialization from the European Commission for soft tissue sarcoma.

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

If any of our license agreements for intellectual property underlying XYOTAX, pixantrone, brostallicin, or any other products are terminated, we may lose our rights to develop or market that product.

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

We attempt to monitor patent filings but have not conducted an exhaustive search for patents that may be relevant to our products and product candidates in an effort to guide the design and development of our products to avoid infringement. We may not be able to successfully challenge the validity of these patents and could have to pay substantial damages, possibly including treble damages, for past infringement and attorneys’ fees if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Moreover, third parties may challenge the patents that have been issued or licensed to us. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

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

We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. One of our products under development, XYOTAX, has a complex manufacturing process, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredients and finished products for pixantrone and brostallicin are both manufactured by a single vendor.

If we do not successfully develop additional products, we may be unable to generate significant revenue or become profitable.

We divested our sole commercial product, TRISENOX, in July 2005. XYOTAX, pixantrone, brostallicin and CT-2106 are currently in clinical trials and may not be successful. For example, our STELLAR phase III clinical trials for XYOTAX for the treatment of non-small cell lung cancer failed to meet their primary endpoints. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. We will need to commit significant time and resources to develop this and additional product candidates. Our product candidates will be successful only if:

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

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Substantially all of our product candidates in clinical development are in-licensed from a third party, including XYOTAX, pixantrone, brostallicin and CT-2106.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended September 30, 2007, our stock price, as adjusted to reflect the one-for-four reverse stock split effected in April 2007, ranged from a low of $2.85 to a high of $7.80. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

(a) On September 25, 2007, we held our 2007 Annual Meeting of Shareholders, or Annual Meeting. Each share of Common stock was entitled to one vote per share, each share of Series A 3% Preferred Stock was entitled to approximately 149.5 votes per share, each share of Series B Preferred Stock was entitled to approximately 148.6 votes per share and each share of Series C 3% Preferred Stock was entitled to approximately 220.8 votes per share.

(b) See (c) below.

(c) At the Annual Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

Director Nominated	Term Expires	VOTES FOR	WITHHELD
John H. Bauer	2010	28,306,060	2,193,475
Mary O. Mundinger, Dr. PH	2009	28,300,923	2,198,612
Phillip M. Nudelman, Ph.D.	2010	28,175,406	2,324,129
Jack W. Singer, M.D.	2009	28,216,916	2,282,619
Frederick W. Telling, Ph.D.	2008	28,955,753	1,543,782

Other directors whose terms of office continued after the meeting are James A. Bianco, M.D. and Vartan Gregorian, Ph.D.

Our shareholders approved the 2007 Employee Stock Purchase Plan, or the ESPP, and the reservation of 250,000 shares of common stock for issuance under the ESPP. With respect to this proposal, there were 12,805,347 votes cast for the proposal, 469,306 votes cast against the proposal, 11,684,544 abstentions and 5,540,338 broker non-votes.

Our shareholders approved the amendment and restatement of our 2003 Equity Incentive Plan as our 2007 Equity Incentive Plan, or 2007 Plan, to, among other things, remove provisions of the existing 2003 Equity Incentive Plan requiring mandatory grants of specific amounts to directors and increase the number of shares of common stock available for issuance under the 2007 Plan by 5,000,000 shares. With respect to this proposal, there were 11,255,776 votes cast for the proposal, 515,123 votes cast against the proposal, 13,172,409 abstentions and 5,556,227 broker non-votes.

Our shareholders also ratified the selection of Stonefield Josephson, Inc. as our independent auditors for the years ending December 31, 2006 and 2007. With respect to this proposal, there were 27,717,127 votes cast for the proposal, 230,745 votes cast against the proposal and 2,551,663 abstentions.

The foregoing matters are described in detail in the Company’s proxy statement dated August 28, 2007 for the Annual Meeting. No other matters were voted on at the Annual Meeting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC. (Registrant)

Dated: November 9, 2007	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D. President and Chief Executive Officer

Dated: November 9, 2007	By:	/s/ Louis A. Bianco
Louis A. Bianco Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)