Form 10-K/A
period 2007-12-31
CELL THERAPEUTICS INC
filed 2008-04-18
CIK 891293

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008 (the “Original Filing”), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2007 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain certifications as of a current date from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information with respect to our directors as of April 15, 2008:

Name	Age	Director Since	Class	Term Expiration
John H. Bauer (3)	67	2005	I	2010 Annual Meeting
James A. Bianco, M.D.	51	1991	II	2008 Annual Meeting
Vartan Gregorian, Ph.D (3)(4)	74	2001	II	2008 Annual Meeting
Richard L. Love (2)	64	2007	III	2009 Annual Meeting
Mary O. Mundinger, Dr. PH (4)	71	1997	III	2009 Annual Meeting
Phillip M. Nudelman, Ph.D. (1)(2)(3)(4)	72	1994	I	2010 Annual Meeting
Jack W. Singer, M.D.	65	1991	III	2009 Annual Meeting
Frederick W. Telling, Ph.D. (2)(3)	56	2006	II	2008 Annual Meeting

(1)	Chairman of the board of directors.

(2)	Member of the compensation committee.

(3)	Member of the audit committee.

(4)	Member of the nominating and governance committee.

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

Mr. Bauer was appointed to our board of directors in October 2005. Mr. Bauer was formerly Executive Vice President for Nintendo of America Inc. from 1994 to 2004. While at Nintendo of America Inc., he had direct responsibility for all administrative and finance functions. Since 2004, he has served as a consultant to Nintendo of America Inc. In addition, he serves as an executive advisor and chief financial officer at DigiPen Institute of Technology. Mr. Bauer is a member of the Board of Directors of Zones, Inc. and is chairman of the Zones, Inc. audit committee. He is also on the Board of Directors of RIPL Corporation. From 1963 to 1994 he worked for Coopers & Lybrand, including serving as the business assurance (audit) practice Partner. He was also a member of Coopers & Lybrand’s Firm Council, the senior policy making and governing board for the firm.

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

Mr. Love was appointed by the board of directors pursuant to CTI’s Bylaws in September 2007 in connection with the July 2007 acquisition of Systems Medicine, Inc. Mr. Love is presently the Managing Partner of Translational Accelerators, LLC. He started two biopharmaceutical companies, ILEX Oncology Inc., where he served as chief executive officer from 1994 to 2001, and Triton Biosciences Inc., where he served as chief executive officer from 1983 to 1991. In addition, Mr. Love has served in executive positions at not-for-profit organizations, including the Cancer Therapy and Research Center, The San Antonio Technology Accelerator Initiative and the Translational Genomics Research Institute. Mr. Love received his BS and MS degrees in chemical engineering from Virginia Polytechnic Institute.

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

Dr. Nudelman has been one of our directors since March 1994. From 2000 to 2007 he served as the president and chief executive officer of The Hope Heart Institute and is currently a member of the Board of Directors of The Hope Heart Institute. From 1998 to 2000, he was the chairman of the board of Kaiser/Group Health, retiring in 2000 as Chief Executive Officer Emeritus. From 1990 to 2000, Dr. Nudelman was the president and chief executive officer of Group Health Cooperative of Puget Sound, a health maintenance organization. He also currently serves on the board of directors of OptiStor Technologies, Inc. and Zynchros, Inc. Dr. Nudelman has served on the White House Task Force for Health Care Reform and the President’s Advisory Commission on Consumer Protection and Quality in Health Care. He has also served on the Pew Health Professions Commission and the AMA Task Force on Ethics, the Woodstock Ethics Commission, and currently serves as Chairman of the American Association of Health Plans. Dr. Nudelman received his B.S. degree in microbiology, zoology and pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in health systems management from Pacific Western University.

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

Dr. Telling has been one of our directors since December 2006. Dr. Telling was a corporate officer of Pfizer, most recently as Vice President of Corporate Policy and Strategic Management from 1994 to 2007. He joined Pfizer in 1977 and was responsible for strategic planning and policy development throughout the majority of his career. He currently serves on the board of directors of Eisai N.A., Inc. and is a member of the Committee for Economic Development, IBM’s Healthcare & Life Sciences Advisory Council, the March of Dimes National Foundation Board, the Smithsonian National Air & Space Museum and the United Hospital Fund. Dr. Telling received his BA from Hamilton College and his Masters of Industrial and Labor Relations and Ph.D. in Economics and Public Policy from Cornell University.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of April 15, 2008:

Name	Age	Position
James A. Bianco, M.D.	51	President, Chief Executive Officer and Director
Louis A. Bianco	55	Executive Vice President, Finance and Administration
Dan Eramian	59	Executive Vice President, Corporate Communications
Jack W. Singer, M.D.	65	Executive Vice President, Chief Medical Officer and Director

For biographical information concerning Drs. James Bianco and Jack Singer, who are each directors of CTI as well as executive officers, please see the discussion above under the heading “Directors.”

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of common stock and our other equity securities. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of this information or written representations from reporting persons that no other reports were required, we believe that, during the 2007 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners complied with Section 16(a), except for five Form 4s covering nine transactions. Form 4s covering nine transactions in January 2007 were filed late for each of our named executive officers.

Code of Ethics

The Company has adopted a code of ethics for our senior executive and financial officers (including its principal executive officer and principal financial officer), as well as a code of ethics applicable to all employees and directors. Both codes of ethics are available on the Company’s website at http://www.celltherapeutics.com/investors_management.htm. Shareholders may request a free copy of the codes of ethics from:

Cell Therapeutics, Inc.

Attention: Investor Relations

501 Elliott Avenue West, Suite 400

Seattle, WA 98119

(206) 282-7100

Any waivers or amendments of the Company’s code of ethics will be posted on our website, at http://www.celltherapeutics.com. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K/A and is not incorporated by reference herein.

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines, which are available on the Company’s website at http://www.celltherapeutics.com/investors_management.htm. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K/A and is not incorporated by reference herein. Shareholders may request a free copy of the Corporate Governance Guidelines at the address and phone numbers set forth above.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to the Company by the President and Chief Executive Officer (the “CEO”), the Executive Vice President, Finance and Administration, and the Company’s next three most highly compensated executive officers for fiscal year 2007. Collectively, these are the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
James A. Bianco, M.D.	2007	650,000	487,500	67,092	156,310	—	154,881	1,515,783
President and Chief Executive Officer	2006	650,000	510,000	435,351	345,995	—	183,025	2,124,371
Louis A. Bianco	2007	330,000	148,500	33,987	53,930	—	16,622	583,039
Executive Vice President, Finance and Administration	2006	330,000	79,200	108,913	278,501	—	17,506	814,120
Dan Eramian	2007	315,000	141,750	52,733	52,313	—	3,091	564,887
Executive Vice President, Corporate Communications	2006	259,067	62,176	56,677	43,965	—	126,720	548,605
Jack W. Singer, M.D.	2007	340,000	153,000	33,987	53,930	—	55,369	636,286
Executive Vice President, Chief Medical Officer	2006	340,000	81,600	108,913	288,591	—	42,309	861,413
Scott Stromatt, M.D.	2007	350,000	84,000	34,914	58,763	—	5,125	532,802
Executive Vice President, Clinical Development and Regulatory Affairs(4)	2006	291,500	69,960	129,084	202,187	—	5,205	697,936

(1)	Amounts reflected in this column represent cash incentive payments paid to our named executive officers based on fiscal year 2007 individual and corporate performance as approved by our Compensation Committee and as more fully discussed in “Compensation Discussion and Analysis – Principal Elements of Compensation” below.

(2)	The amounts in these columns reflect amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment,” (FAS 123R) which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted in exchange for services over the requisite service period, which is typically the vesting period. However, these amounts do not include any reduction for risk of forfeiture. The stock and option awards included in this expense amount were granted from 2003 through 2007. There can be no assurance that the FAS 123R amounts will ever be realized. For more information, see Note 13 in the Notes to Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 26, 2008.

(3)	See “All Other Compensation Table” below for a discussion of the components of the amounts set forth in this column.

(4)	Dr. Stromatt resigned from CTI effective April 4, 2008.

All Other Compensation Table

The following table shows the components of all other compensation.

Name		Use of Chartered Aircraft (1) ($)	Tax Gross- ups ($)		Insurance Premiums ($)	401(k) Match ($)	Executive Relocation Benefits ($)		Other Personal Benefits ($)		Total ($)
James A. Bianco, M.D.	2007	—	79,804	(2)	62,008	—	—		13,069	(7)	154,881
	2006	—	146,320	(2)	20,020	—	—		16,685	(7)	183,025
Louis A. Bianco	2007	—	4,842	(3)	8,405	3,375	—		—		16,622
	2006	—	3,429	(3)	7,326	3,300	—		3,451		17,506
Dan Eramian	2007	—	769	(4)	2,322	—	—		—		3,091
	2006	—	6,547	(4)	1,742	—	116,287	(6)	2,144		126,720
Jack W. Singer, M.D.	2007	—	17,492	(3)	34,502	3,375	—		—		55,369
	2006	—	9,375	(3)	26,934	3,300	—		2,700		42,309
Scott C. Stromatt, M.D.	2007	—	508	(5)	1,242	3,375	—		—		5,125
	2006	—	290	(5)	810	3,300	—		805		5,205

(1)	Certain directors and executive officers were accompanied by spouses or other family members on trips using chartered aircraft where the use of the chartered aircraft was primarily for business purposes. In those cases, the Compensation Committee has determined that the aggregate incremental cost to the Company is a de minimis amount, and as a result, no amount is reflected in the table.

(2)	The 2007 amount represents tax reimbursements for taxable compensation related to family member’s use of chartered aircraft, tax preparation fees, health club dues and insurance premiums. For 2006, the amount represents tax reimbursements for bonuses paid, tax preparation fees, health club dues and insurance premiums.

(3)	Represents tax reimbursements for tax preparation fees and insurance premiums.

(4)	The 2007 amount represents tax reimbursements for taxable compensation related to family member’s use of chartered aircraft and tax preparation fees. The 2006 amount represents tax reimbursements for tax preparation fees, executive relocation benefits and gifts.

(5)	Represents tax reimbursements for tax preparation fees.

(6)	Represents executive relocation benefits Mr. Eramian received pursuant to the Company’s executive relocation plan after joining the Company in March of 2006.

(7)	The 2007 amount includes payments for health club dues, tax preparation services and other miscellaneous compensation related to gifts. In 2006, amount includes payment of personal travel expenses, health club dues and tax preparation services.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to our named executive officers during fiscal 2007:

Name	Grant Date	Approval Date (1)	Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold (#)		Target (#)		Maximum (#)
James A. Bianco, M.D.	1/18/2007	1/18/2007	—		—		—		—		60,000	6.80	264,066
	9/25/2007	12/22/2006	—		—		—		80,645		—	—	302,419
	9/25/2007	12/22/2006	80,645	(2)	201,612	(2)	201,612	(2)	—		—	—	605,322	(3)
	12/27/2007	12/27/2007	120,000	(4)	240,000	(4)	240,000	(4)	—		—	—	453,600
	12/27/2007	12/27/2007	—		—		—		120,000		—	—	226,800
	12/27/2007	12/27/2007	—		—		—		—		100,000	1.89	109,700
Louis A. Bianco	1/18/2007	1/18/2007	—		—		—		—		17,500	6.80	66,568
	9/25/2007	12/22/2006	—		—		—		24,193		—	—	90,724
	9/25/2007	12/22/2006	24,193	(2)	60,482	(2)	60,482	(2)	—		—	—	181,593	(3)
	12/27/2007	12/27/2007	40,000	(5)	80,000	(5)	80,000	(5)	—		—	—	151,200
	12/27/2007	12/27/2007	—		—		—		40,000		—	—	75,600
	12/27/2007	12/27/2007	—		—		—		—		36,000	1.89	29,088
Dan Eramian	1/18/2007	1/18/2007	—		—		—		—		15,000	6.80	57,059
	9/25/2007	12/22/2006	—		—		—		20,161		—	—	75,604
	9/25/2007	12/22/2006	20,161	(2)	50,402	(2)	50,402	(2)	—		—	—	151,329	(3)
	12/27/2007	12/27/2007	40,000	(5)	80,000	(5)	80,000	(5)	—		—	—	151,200
	12/27/2007	12/27/2007	—		—		—		40,000		—	—	75,600
	12/27/2007	12/27/2007	—		—		—		—		36,000	1.89	29,088
Jack W. Singer, M.D.	1/18/2007	1/18/2007	—		—		—		—		17,500	6.80	66,568
	9/25/2007	12/22/2006	—		—		—		24,193		—	—	90,723
	9/25/2007	12/22/2006	24,193	(2)	60,482	(1)	60,482	(2)	—		—	—	181,593	(3)
	12/27/2007	12/27/2007	40,000	(5)	80,000	(5)	80,000	(5)	—		—	—	151,200
	12/27/2007	12/27/2007	—		—		—		40,000		—	—	75,600
	12/27/2007	12/27/2007	—		—		—		—		36,000	1.89	29,088
Scott C. Stromatt, M.D.(6)	1/18/2007	1/18/2007	—		—		—		—		15,000	6.80	57,059
	9/25/2007	12/22/2006	—		—		—		20,161	(7)	—	—	75,604
	9/25/2007	12/22/2006	20,161	(2)	50,402	(2)	50,402	(2)	—		—	—	151,329	(3)
	12/27/2007	12/27/2007	40,000	(5)	80,000	(5)	80,000	(5)	—		—	—	151,200
	12/27/2007	12/27/2007	—		—		—		40,000	(7)	—	—	75,600
	12/27/2007	12/27/2007	—		—		—		—		36,000	1.89	29,088

(1)	The Board of Directors approved certain equity award grants on December 22, 2006 contingent upon approval by the shareholders of the Company of an amendment to the 2003 Equity Incentive Plan to increase the number of shares available for issuance under that plan. The amendment was approved by the shareholders at the Company’s Annual Meeting of the Shareholders on September 25, 2007. Therefore those grants approved on December 22, 2006 were not granted until September 25, 2007.

(2)	Shares will vest upon the Company’s achievement of the following three key corporate goals: (a) approval from the FDA or EMEA for the sale of either paclitaxel poliglumex or pixantrone or any other drug owned or exclusively licensed by the Company on the date the grant was approved, (b) approval from the FDA or EMEA of a second such drug and (c) the closing share price for the Company’s common stock exceeding $35.00 (as equitably adjusted for any stock split, stock dividend or similar adjustment in the Company’s capitalization). In the event that one of the above-mentioned corporate goals is achieved prior to December 31, 2009, the following additional shares of restricted stock would vest as of the date of the achievement of such corporate goal:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt*	20,161

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

In the event that two of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted would vest as of the date of the second to occur of the two corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	40,322
Mr. Louis Bianco	12,096
Dr. Jack Singer	12,096
Mr. Dan Eramian	10,080
Dr. Scott Stromatt*	10,080

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

In the event that all three of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted would vest as of the date of the last to occur of the three corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt*	20,161

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

(3)	As discussed in footnote (2) above, the vesting terms of this award contain two performance-based conditions and one market condition. The grant date fair value of the restricted shares that vest upon the two performance-based conditions is determined by multiplying the number of restricted shares granted by the closing price of one share of our common stock on the grant date. The grant date fair value of the restricted shares that vest upon the market condition was determined by utilizing a Monte Carlo simulation model to estimate the implications of potential stock price movements of our common stock and taking the average of the results.

(4)	120,000 shares will vest if the Company obtains FDA approval of paclitaxel poliglumex prior to December 31, 2010 and 120,000 shares will vest if the Company has obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010.

(5)	40,000 shares will vest if the Company obtains FDA approval of paclitaxel poliglumex prior to December 31, 2010 and 40,000 shares will vest if the Company has obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010.

(6)	Dr. Stromatt resigned effective as of April 4, 2008; in connection with his resignation, all unvested equity awards were terminated with the exception of 60,161 shares of restricted stock which will vest upon Dr. Stromatt assisting the Company with its response letter to the EMEA for paclitaxel poliglumex pursuant to his Severance Agreement and General Release entered into in connection with his resignation.

(7)	These shares will vest upon Dr. Stromatt assisting the Company with its response letter to the EMEA for paclitaxel poliglumex pursuant to his Severance Agreement and General Release entered into in connection with his resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of fiscal 2007:

		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Grant Date
James A. Bianco, M.D.	12/10/1998	13,914	—		11.88	12/10/2008	—		—
	12/22/1999	25,000	—		12.25	12/22/2009	—		—
	11/30/2000	75,000	—		171.88	11/30/2010	—		—
	11/30/2001	62,500	—		109.18	11/30/2011	—		—
	7/30/2002	29,937	—		13.94	7/30/2012	—		—
	12/3/2002	47,500	—		37.98	12/3/2012	—		—
	12/11/2003	31,250	—		32.40	12/11/2013	—		—
	12/14/2005	62,500	—		9.44	12/14/2015	—		—
	12/14/2005	—	—		—	—	31,250	(3)	58,750
	1/18/2007	—	60,000	(1)	6.80	1/18/2017	—		—
	9/25/2007	—	—		—	—	282,257	(4)	530,643
	12/27/2007	—	100,000	(2)	1.89	12/27/2017	—		—
	12/27/2007	—	—		—	—	360,000	(5)	676,800
Louis A. Bianco	7/31/1998	16,038	—		11.62	7/31/2008	—		—
	12/10/1998	8,750	—		11.88	12/10/2008	—		—
	12/22/1999	8,750	—		12.25	12/22/2009	—		—
	11/30/2000	7,500	—		171.88	11/30/2010	—		—
	11/30/2001	10,328	—		109.18	11/30/2011	—		—
	7/30/2002	7,006	—		13.94	7/30/2012	—		—
	12/3/2002	11,153	—		37.98	12/3/2012	—		—
	12/11/2003	14,857	—		32.40	12/11/2013	—		—
	7/14/2005	37,500	—		11.12	7/14/2015	—		—
	12/14/2005	30,000	—		9.44	12/14/2015	—		—
	6/22/2006	7,500	—		5.68	6/22/2016	—		—
	1/18/2007	—	17,500	(1)	6.80	1/18/2017	—		—
	9/25/2007	—	—		—	—	84,675	(4)	159,189
	12/27/2007	—	36,000	(2)	1.89	12/27/2017	—		—

		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Grant Date
	12/27/2007	—	—		—	—	120,000	(5)	225,600
Dan Eramian	3/31/2006	7,917	15,833	(6)	7.64	3/31/2016	—		—
	3/31/2006	—	—		—	—	5,000	(7)	9,400
	6/22/2006	7,500	—		5.68	6/22/2016	—		—
	6/23/2006	—	—		—	—	1,875	(7)	3,525
	1/18/2007	—	15,000	(1)	6.80	1/18/2017	—		—
	9/25/2007	—	—		—	—	70,563	(4)	132,658
	12/27/2007	—	36,000	(2)	1.89	12/27/2017	—		—
	12/27/2007	—	—		—	—	120,000	(5)	225,600
Jack W. Singer, M.D.	7/31/1998	4,882	—		11.62	7/31/2008	—		—
	12/10/1998	11,250	—		11.88	12/10/2008	—		—
	12/22/1999	10,000	—		12.25	12/22/2009	—		—
	11/30/2000	17,500	—		171.88	11/30/2010	—		—
	11/30/2001	18,750	—		109.18	11/30/2011	—		—
	7/30/2002	7,665	—		13.94	7/30/2012	—		—
	12/3/2002	20,000	—		37.98	12/3/2012	—		—
	12/11/2003	18,750	—		32.40	12/11/2013	—		—
	7/14/2005	37,500	—		11.12	7/14/2015	—		—
	12/14/2005	30,000	—		9.44	12/14/2015	—		—
	6/22/2006	7,500	—		5.68	6/22/2016	—		—
	1/18/2007	—	17,500	(1)	6.80	1/18/2017	—		—
	9/25/2007	—	—		—	—	84,675	(4)	159,189
	12/27/2007	—	36,000	(2)	1.89	12/27/2017	—		—
	12/27/2007	—	—		—	—	120,000	(5)	225,600
Scott C. Stromatt, M.D.(8)	3/10/2003	10,000	—		27.36	3/10/2013	—		—
	8/26/2003	1,875	—		40.84	8/26/2013	—		—
	9/29/2004	5,000	—		28.40	9/29/2014	—		—
	6/16/2005	10,000	—		11.60	6/16/2015	—		—
	12/14/2005	37,500	—		9.44	12/14/2015	—		—
	6/22/2006	7,500	—		5.68	6/22/2016	—		—
	1/18/2007	—	15,000	(1)	6.80	1/18/2017	—		—
	9/25/2007	—	—		—	—	70,563	(4)	132,658
	12/27/2007	—	36,000	(2)	1.89	12/27/2017	—		—
	12/27/2007	—	—		—	—	120,000	(9)	225,600

(1)	Option grant vests over three years with 1/3 vesting one year from the date of grant, 1/3 vesting two years from the date of grant and 1/3 vesting three years from the date of grant.

(2)	Option grant vests over two years with 25% vesting six months from the date of grant, 25% vesting one year from the date of grant, 25% vesting 18 months from the date of grant and 25% vesting two years from the date of grant.

(3)	Shares will vest when the Company files an NDA with the FDA related to the approval of paclitaxel poliglumex, if the filing occurs on or before December 14, 2008.

(4)	The following number of shares will vest on December 22, 2008:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt*	20,161

*	Pursuant to the Severance and Release Agreement entered into by the Company and Dr. Stromatt, these shares were not forfeited upon his termination on April 4, 2008 and will vest upon Dr. Stromatt’s assistance to the Company with its response letter to the EMEA for paclitaxel poliglumex pursuant to the terms of the Severance and Release Agreement.

In addition, the remaining shares will vest upon the Company’s achievement of the following three key corporate goals: (a) approval from the FDA or EMEA for the sale of either paclitaxel poliglumex or pixantrone or any other drug owned or exclusively licensed by the Company on the date the grant was approved, (b) approval from the FDA or EMEA of a second such drug and (c) the closing share price for the Company’s common stock exceeding $35.00 (as equitably adjusted for any stock split, stock dividend or similar adjustment in the Company’s capitalization). In the event that one of the above-mentioned corporate goals is achieved prior to December 31, 2009, the following additional shares of restricted stock would vest as of the date of the achievement of such corporate goal:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt*	20,161

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

In the event that two of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted would vest as of the date of the second to occur of the two corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	40,322
Mr. Louis Bianco	12,096
Dr. Jack Singer	12,096
Mr. Dan Eramian	10,080
Dr. Scott Stromatt*	10,080

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

In the event that all three of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted would vest as of the date of the last to occur of the three corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt*	20,161

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

(5)	1/3 of the shares will vest on December 27, 2008, 1/3 of the shares will vest if the Company obtains FDA approval of paclitaxel poliglumex prior to December 31, 2010 and 1/3 of the shares will vest if the Company has obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010.

(6)	Option grant vests over three years, 1/3 of which vested on 3/6/07, 1/3 of which vests on 3/6/08 and 1/3 of vests on 3/6/09.

(7)	Stock award vests on 3/6/2008.

(8)	Dr. Stromatt resigned effective as of April 4, 2008; in connection with his resignation, all unvested equity awards were terminated with the exception of 60,161 shares of restricted stock which will vest upon Dr. Stromatt assisting the Company with its response letter to the EMEA for paclitaxel poliglumex pursuant to his Severance Agreement and General Release entered into in connection with his resignation.

(9)	Pursuant to Dr. Stromatt’s Severance Agreement and General Release entered into in connection with his resignation on April 4, 2008, 40,000 of these shares were not forfeited and will vest upon Dr. Stromatt assisting the Company with its response letter to the EMEA for paclitaxel poliglumex; the remainder of the shares were forfeited upon his resignation from the Company.

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting of restricted stock by our named executive officers during fiscal 2007:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James A. Bianco, M.D.	—	—	—	—
Louis A. Bianco	—	—	3,750	10,238
Dan Eramian	—	—	6,875	40,975
Jack W. Singer, M.D.	—	—	3,750	10,238
Scott Stromatt, M.D.	—	—	4,375	12,669

Director Compensation

Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on the board. Information regarding compensation otherwise received by our directors who are also executive officers is provided under the heading “Compensation of Executive Officers.”

In 2006, our Board of Directors amended the 2003 Equity Incentive Plan to provide grants of restricted stock awards and options to non-employee directors on their initial appointment to the Board of Directors and on the anniversary of the date such director joined the Board of Directors. Under that compensation arrangement, as adjusted to reflect our one-for-four reverse stock split in April 2007, each initial non-employee director was granted an option to purchase 6,000 shares of our common stock and a restricted stock grant of 625 shares, each of which vest on the one-year anniversary of the date of grant, continuing non-employee directors other than the chairman of the board received a grant of an option to purchase 3,000 shares of our common stock which was fully vested on the date of grant and a restricted stock grant of 625 shares which vests on the one-year anniversary of the date of grant and the chairman of the board was granted an option to purchase 3,750 shares of our common stock, which was fully vested on the date of grant and a restricted stock grant of 625 shares which vests on the one-year anniversary of the date of grant. This compensation policy was replaced in April 2007, however, certain of our non-employee directors received grants under this compensation program prior to the adoption of the new director compensation policy.

In April 2007, the Compensation Committee of the Board of Directors approved a new director compensation policy, certain portions of which were retroactively effective as of January 1, 2007 or April 1, 2007. Under that policy, in 2007 our non-employee directors received compensation as follows: (i) each new non-employee director is granted 3,000 shares of restricted stock and options to purchase 9,000 shares of the Company’s common stock upon joining the Company’s Board of Directors, each such grant to vest over three years in equal annual installments, subject to the non-employee director’s continued service to the Company through each vesting date; (ii) annually, each non-employee director is granted 3,000 shares of restricted stock and options to purchase 9,000 shares of the Company’s common stock, each such grant to vest in full upon the earlier of (x) the one year anniversary of the date of grant and (y) the date immediately preceding the date of the Annual Meeting of the Company’s shareholders for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date; (iii) the annual retainer for all non-employee directors is $25,000 ($52,500 for the then current chairperson of the Board of Directors), (iv) the annual retainer for the chairperson of each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee is $10,000; and (v) non-employee directors receive fees of $2,000 for each Board meeting attended in person or via telephone and $1,000 for each Board committee meeting attended in person or via telephone. The following table sets forth the compensation to be paid to our non-employee directors under the director compensation policy:

	Annual Cash Retainer ($)	Meeting Fees ($)		Telephone Meeting Fees ($)
		Board	Committee	Board	Committee
Board Member, other than the Chairman of the Board	25,000	2,000		2,000
Chairman of the Board	52,500	2,000		2,000
Audit Committee Member			1,000		1,000
Audit Committee Chair	10,000		1,000		1,000
Compensation Committee Member			1,000		1,000
Compensation Committee Chair	10,000		1,000		1,000
Nominating and Governance Committee Member			1,000		1,000
Nominating and Governance Committee Chair	10,000		1,000		1,000

In addition, all non-employee directors are reimbursed for their expenses incurred in attending board meetings and committee meetings as well as other board-related travel and expenses.

In December 2007, in recognition of the significant dilution that had occurred due to share issuances necessary to raise additional capital, the Compensation Committee increased the annual equity grants to be made to non-employee directors under the director compensation policy to increase such directors’ ownership stake in the Company and more closely align their interests with the interests of the Company’s shareholders. Therefore, beginning with our 2008 Annual Meeting of the Shareholders, each non-employee director will receive 9,000 shares of restricted stock and an option to purchase 36,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of such meeting. Each such grant will vest in full on the earlier of (a) the one year anniversary of the date of grant and (b) the date immediately preceding the date of the Annual Meeting of the Company’s shareholders for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date. All compensation to non-employee directors under the director compensation policy other than the annual equity grants will remain the same.

In addition, in December 2007, in recognition of the dilution such directors had experienced during the preceding year, the Compensation Committee approved a one-time grant of 50,000 shares of restricted stock to each non-employee director, with such grant to vest on the one-year anniversary of the date of grant, or December 27, 2008.

During 2007, pursuant to our 2003 Equity Incentive Plan, which was amended and restated as our 2007 Equity Incentive Plan in September 2007, our non-employee directors received the following option grants:

Non-Employee Director	Date of Grant	Grant Type	Number of Options
John H. Bauer	9/25/2007	Annual Grant—Continuing Directors (1)	9,000
Vartan Gregorian	9/25/2007	Annual Grant—Continuing Directors (1)	9,000
Richard L. Love	9/21/2007	Initial Grant Upon Appointment – Director (2)	9,000
	9/25/2007	Annual Grant – Continuing Directors (1)	9,000
Mary O. Mundinger	4/9/2007	Annual Grant – Continuing Directors (3)	3,000
	9/25/2007	Annual Grant—Continuing Directors (1)	9,000
Phillip M. Nudelman	4/18/2007	Annual Grant – Continuing Directors (3)(4)	3,750
	9/25/2007	Annual Grant—Continuing Directors (1)	9,000
Frederick W. Telling	6/8/2007	Additional Grant Related to Initial Appointment as Director (5)	2,250
	9/25/2007	Annual Grant—Continuing Directors (1)	9,000

(1)	Option grant vests on the earlier of (a) the one year anniversary of the date of grant and (b) the date immediately preceding the date of the Annual Meeting of the Company’s shareholders for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date.

(2)	Option grant vests over three years in equal annual installments, subject to the non-employee director’s continued service to the Company through each vesting date.

(3)	Represents an anniversary grant made to the director pursuant to the prior director compensation policy still in place at the time of grant, as adjusted to reflect the one-for-four reverse stock split of our common stock on April 15, 2007. The option grant was fully vested on date of grant.

(4)	Due to a clerical error, the option grant made to Dr. Nudelman on April 18, 2007 was only for 3,000 shares. The Company intends to issue Dr. Nudelman an additional 750 shares in 2008 to correct the deficiency in the earlier grant.

(5)	Under the director compensation policy in place on the date of Dr. Telling’s appointment to the Board of Directors, Dr. Telling was entitled to a grant of an option to purchase 6,000 shares of common stock (as adjusted for the one-for-four reverse split of our common stock in April 2007). Dr. Telling’s initial grant was for an option to purchase 3,750 shares (as adjusted for the one-for-four reverse split of our common stock in April 2007). The Board of Directors approved a subsequent grant to Dr. Telling in June 2007 to correct the deficiency in his earlier grant. The option grant was fully vested on December 1, 2007, which was the first anniversary of Dr. Telling’s appointment to the Board of Directors.

Each of these options granted during 2007 had an exercise price that ranged from $3.56 to $6.80, as adjusted to reflect the one-for-four reverse split of our common stock on April 15, 2007, and was equal to 100% of the fair market value on the date of grant. These options have a term of ten years measured from the grant date, subject to early termination if the optionee ceases serving as a director.

During 2007, pursuant to our 2003 Equity Incentive Plan, which was amended and restated as our 2007 Equity Incentive Plan in September 2007, each non-employee director also received the following restricted stock awards:

Non-Employee Director	Date of Grant	Grant Type	Number of Shares
John H. Bauer	9/25/2007	Annual Grant—Continuing Directors(1)	3,000
	12/27/2007	One-Time Grant (2)	50,000
Vartan Gregorian	9/25/2007	Annual Grant—Continuing Directors(1)	3,000
	12/27/2007	One-Time Grant (2)	50,000
Richard L. Love	9/21/2007	Initial Grant Upon Appointment – Director(3)	3,000
	9/25/2007	Annual Grant – Continuing Director(1)	3,000
	12/27/2007	One-Time Grant (2)	50,000
Mary O. Mundinger	4/9/2007	Annual Grant – Continuing Director (4)	625
	9/25/2007	Annual Grant—Continuing Directors(1)	3,000
	12/27/2007	One-Time Grant (2)	50,000
Phillip M. Nudelman	4/18/2007	Annual Grant – Continuing Director (4)	625
	9/25/2007	Annual Grant—Continuing Directors(1)	3,000
	12/27/2007	One-Time Grant (2)	50,000
Frederick W. Telling	9/25/2007	Annual Grant—Continuing Directors(1)	3,000
	12/27/2007	One-Time Grant (2)	50,000

(1)	Shares vest on the earlier of (a) the one year anniversary of the date of grant and (b) the date immediately preceding the date of the Annual Meeting of the Company’s shareholders for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date.

(2)	Shares vest on the one-year anniversary of the date of grant.

(3)	Shares vest over three years in equal annual installments, subject to the non-employee director’s continued service to the Company through each vesting date.

(4)	Represents an anniversary grant made to the director pursuant to the prior director compensation policy still in place at the time of grant, as adjusted to reflect the one-for-four reverse stock split of our common stock on April 15, 2007. These shares vest on the one-year anniversary of the date of grant.

We provide liability insurance for our officers and directors. Our current coverage is through various underwriters, and extends until October 9, 2008.

The following table provides the actual compensation received by our non-employee directors over the course of the last fiscal year.

2007 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation(2)	Total ($)
John H. Bauer	74,125	7,232	4,475	—	85,832
Vartan Gregorian, Ph.D	58,375	8,397	4,475	—	71,247
Richard L. Love	15,986	5,048	6,200	—	27,234
Mary O. Mundinger, Dr. PH	56,000	8,317	14,379	—	78,696
Phillip M. Nudelman, Ph.D	102,250	7,913	12,995	—	123,158
Frederick W. Telling, Ph.D	77,750	8,076	8,338	—	94,164

(1)	The amounts in these columns reflect amounts recognized for financial statement reprinting purposes for the fiscal year ended December 31, 2007 in accordance with Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards, including stock options granted in exchange for services over the requisite service period, which is typically the vesting period, without any reduction for risk of forfeiture. The stock and option awards included in this expense were granted from 2006 through 2007. There can be no assurance that the SFAS 123R amounts will ever be realized. For more information, see Note 13 in the Notes to Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 26, 2008.

The following table sets forth the aggregate number of stock awards and the aggregate number of option awards outstanding at December 31, 2007, for each of our directors as well as the Grant Date Fair Value of 2007 stock and option awards.

Name	Stock Awards Outstanding	Option Awards Outstanding	Grant Date Fair Value of 2007 Stock Awards ($)	Grant Date Fair Value of 2007 Option Awards ($)
John H. Bauer	53,000	18,000	105,750	16,887
Vartan Gregorian, Ph.D	53,000	29,250	105,750	16,887
Richard L. Love	56,000	18,000	116,970	35,600
Mary O. Mundinger, Dr. PH	53,625	32,750	110,000	26,790
Phillip M. Nudelman, Ph.D	53,625	33,726	109,406	25,406
Frederick W. Telling, Ph.D	53,000	15,000	105,750	20,750

(2)	Certain directors and executive officers were accompanied by spouses or other family members on trips using chartered aircraft where the use of the chartered aircraft was primarily for business purposes. In those cases, the Compensation Committee has determined that the aggregate incremental cost to the Company is a de minimis amount, and as a result, no amount is reflected in the table.

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

Compensation Objectives

We believe that compensation of our executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives. We attempt to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s short-term and long-term corporate strategic and financial objectives. In order to attract and retain the most qualified personnel, the Company intends to offer a total compensation package competitive with companies in the pharmaceutical industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance. However, we believe that, given the challenges the Company has faced in the recent past and continues to face, a standard compensation methodology is not appropriate for the Company. For example, the Compensation Committee has utilized, and will continue to utilize, performance-based incentives which are tied to key corporate goals critical to the Company’s long-term success and viability.

The elements of compensation for executive officers includes base salaries, annual cash incentives, long-term equity incentives, and perquisites as well as additional features which are available to most other employees, including a 401(k) plan, employee stock purchase plan, health and welfare insurance, and life insurance, some of which allocate payments generally based on an individual’s level of annual cash compensation. Executives have substantial portions of their compensation at risk for annual and long-term performance, with the largest portion at risk for the most senior executives.

As described in Item 1a of our Annual Report on Form 10-K filed with the SEC on March 26, 2008, we have experienced and continue to experience certain financial difficulties. For example, we expect that our existing cash and cash equivalents will not be sufficient to fund our operations at current levels for the next 12 months and we have a substantial amount of debt. In light of our business situation, our compensation philosophy and objectives for fiscal 2008 continue to reflect the current environment in which we are operating and will be focused more heavily on retention of our senior management team through this challenging time while creating the foundation for value creation in the future. Our fiscal year 2008 philosophy and objectives will continue our trend of generally providing reduced or flat levels of cash compensation while increasing the equity compensation component of the compensation packages for our named executive officers.

Compensation Consultant

The Compensation Committee has the authority under its charter to hire experts in the field of executive compensation to assist it with its evaluation of CEO or executive officer compensation and other advisors to assist with other matters related to executive officer and director compensation. In late 2006, the Board of Directors engaged Milliman, Inc., an independent executive compensation consultant, to review the Company’s executive and director compensation policies and plans.

Milliman recommended a group of comparable companies based on line of business, company size measured by market value and number of employees, among other criteria, that the Compensation Committee used as a reference when evaluating the Company’s executive and director compensation policies and programs and for making specific recommendations regarding the Company’s executive and director compensation policies, including, in the case of the Company’s executive officers, salaries, equity ownership levels and requirements and other compensation issues and, in the case of the Company’s directors, annual retainers, equity awards and other compensation issues. This peer group is comprised of the following companies: Allos Therapeutics, Inc., Cell Gensys, Inc., Coley Pharmaceutical Group, Dendreon Corp., Exelixis, Inc. Favrille, Inc., Genitope Corporation, InterMune, Inc., Isis Pharmaceuticals, Kosan Biosciences Incorporated, Neurocrine Biosciences, Inc., Pharmacyclics, Inc., Rigel Pharmaceutical, Inc., Seattle Genetics, Inc., Sunesis Pharmaceuticals, Inc. and Telik Inc. In April 2007 and again in December 2007, Milliman prepared an executive compensation report for the Compensation Committee using an evaluation of compensation practices of this peer group, along with published executive compensation studies for the industry, which the Compensation Committee used to evaluate the compensation targets for the Company’s executive officers. While the same peer group was used for both reports prepared in 2007, the list of peer companies will be revised in 2008 to add companies with a marketed product due to the acquisition by the Company of Zevalin in December 2007.

The Compensation Committee also relied in part on the review and the advice provided to the Board of Directors by Milliman, Inc. in revising the non-employee director compensation in April 2007 to adjust the cash and equity components of non-employee director compensation as discussed above.

Principal Elements of Compensation

Base Salaries. Base salary, including merit-based salary increases, for the CEO and the other executive officers, is established based on the underlying scope of their respective responsibilities, taking into account available compensation information for comparable companies in similar positions. Salary adjustments are based on competitive market salaries and general levels of market increases in salaries, individual performance, achievement of the Company’s corporate and strategic goals and changes in job duties and responsibilities.

Based on a review of the executive compensation report prepared by Milliman, base salaries for our executive officers are generally competitive with the market when compared to our peer group despite the fact that we have not raised the base salaries of most of executive officers in recent years. Pursuant to his employment agreement, dated as of January 1, 2005, which is filed as an exhibit to our Annual Report on Form 10-K, Dr. James Bianco’s base salary was initially set at $650,000 per year and has remained unchanged for 2006 and 2007. In addition, the base salary for Mr. Louis Bianco and Dr. Jack Singer have remained unchanged since 2005. While Dr. Stromatt’s base salary increased roughly 1% from 2005 to 2006 and 20% for fiscal year 2007, those increases were made to bring his base salary up to the 50th percentile for companies in our peer group. Base salaries of the remainder of our executives are above the median for base salaries provided to like executives amongst companies in our peer group.

Given continued competitiveness of base salaries combined with the Company’s current business situation, and consistent with our philosophy of providing reduced or flat levels of cash compensation while increasing equity awards during this challenging time, the Compensation Committee again determined that base salaries should not be raised in 2008. Therefore base salaries for our executive officers will remain the same for 2008.

Annual Cash Incentive Compensation. Annual cash incentives for the executive officers and other key employees are designed to reward performance for achieving key corporate goals, which we believe in turn should increase shareholder value. The performance metrics against which the executives are measured are corporate goals which are clearly communicated, measurable and consistently applied. Pursuant to his employment agreement, Dr. James Bianco’s target bonus opportunity under the Company’s annual incentive compensation program was fixed at an amount no less than 50% of his base salary. In general, the annual incentive awards for executive officers are determined on the basis of management’s achievement of specific performance goals established at the beginning of the fiscal year and an evaluation by the Compensation Committee of the contributions made by individual executives to the Company during the course of the year for which the cash incentive compensation is being awarded. In connection with determining cash bonus payments to executives in 2007, the Compensation Committee also elected to take into consideration additional achievements of the Company and the executives, including the acquisitions of Systems Medicine, Inc. in July 2007 and the acquisition of the U.S. rights to Zevalin in December 2007, which had not been contemplated at the time the original performance goals were established. For a discussion of annual cash incentive compensation paid to our named executive officers in fiscal year 2007 see “2007 Cash Incentive Bonuses” below.

Long-Term Equity Incentive Compensation. Generally, a significant equity award in the form of a stock option grant, a restricted stock grant, or a combination thereof, is made in the year that an executive officer commences employment. Thereafter, option grants may be made at varying times and in varying amounts at the discretion of the Compensation Committee or the Board of Directors. Upon hiring an executive officer, an option grant generally will be made at the first regularly scheduled meeting of the Compensation Committee or the Board of Directors after the officer commences employment. The size of each new hire or promotion stock option grant made to officers is generally set at a level that the Compensation Committee or the Board of Directors deems appropriate to create a meaningful opportunity for stock ownership based upon the grant guidelines and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion and adjustments may be made as the Compensation Committee deems reasonable to attract candidates in the competitive environment for highly qualified employees in which the Company operates.

The exercise price of stock options is always equal to the fair market value (the closing price on the Nasdaq Global Market) of the Company’s common stock on the date of grant. Options granted pursuant to our equity incentive plans will provide a return to the employee only if he or she remains in the Company’s service, and then only if the market price of the Company’s common stock appreciates over the option term. Generally, stock options granted pursuant to our equity incentive plans vest over a two or three-year period. Annual equity awards are generally granted and dated as of the date of the Compensation Committee or Board of Directors meeting at which the awards were made with the exception of equity awards approved in December 2006 and granted in September 2007 as discussed below.

The Compensation Committee grants restricted stock, in addition to stock options, to our executives as long-term incentive compensation. Restricted stock grants are included as part of the annual compensation package and are generally either service-based or performance-based awards. Service-based awards generally vest over a one or two-year period, subject to the executives continued employment with the Company. Performance-based awards are designed to provide benefits to our executive officers only upon the successful accomplishment of critical corporate goals and vest on the achievement of these goals if they are obtained within a set period of time, usually three years from the date of grant. In addition, these awards are also subject to the executive’s continued employment with the Company. For a discussion of equity awards granted to our named executive officers in fiscal year 2007 see “Equity Awards Approved in 2006” and “December 2007 Equity Awards” below.

2007 Cash Incentive Bonuses. The Company established corporate performance targets for its named executive officers in fiscal year 2007. In July 2007, the Compensation Committee determined that the mid-year payouts of bonus amounts would be made to the executive officers based on the Compensation Committee’s evaluation of the performance goals, an evaluation of each executive’s individual contributions to the Company during the first half of 2007 and additional significant developments in the Company’s overall business that had not been contemplated at the time the performance goals were set, namely the proposed acquisition of Systems Medicine and the U.S. rights to Zevalin, which were both in process at that time. The Compensation Committee determined that if any executive was paid more than he was eligible to receive based on an evaluation of the performance goals, an evaluation of individual contributions to the Company and other developments at the end of the year, such amounts would be deducted from bonuses to be earned in 2008. In December 2007, the Compensation Committee again discussed the payment of bonuses and determined that, while not all of the performance goals established at the beginning of the fiscal year had been met, based on their consideration of significant additional achievements of the Company and the executives, including the completion of the acquisition of Systems Medicine, Inc. in July 2007 and the completion of the acquisition of the U.S. rights to Zevalin in December 2007, and the evaluation of individual contributions of the executive officers to the Company throughout 2007, each of the named executive officers had achieved between 80% and 100% of the performance targets and would be entitled to 80% to 100% of the target level of annual cash incentive compensation based on such achievements. Based on the combined bonus payments from July 2007 and December 2007, Dr. James Bianco was awarded 100% of his annual bonus of $487,500 based on corporate and individual achievements in fiscal year 2007, Mr. Louis Bianco, Mr. Dan Eramian and Dr. Jack Singer were awarded 100% of their target bonuses of $148,500, $141,750, and $153,000 and Dr. Scott Stromatt was awarded 80% of his target cash bonus, or $84,000 based on corporate and individual achievements in fiscal year 2007. The table below sets forth annual bonuses paid to our named executive officers for each of the past three years.

Name	Year	Annual Cash Bonus ($)
James Bianco, M.D.	2007	487,500	(1)
	2006	260,000	(2)
	2005	240,000
Louis Bianco	2007	148,500	(1)
	2006	79,200
	2005	99,000
Dan Eramian	2007	141,750	(1)
	2006	62,176
	2005	N/A
Jack Singer, M.D.	2007	153,000	(1)
	2006	81,600
	2005	102,000
Scott Stromatt, M.D.	2007	84,000	(1)
	2006	69,960
	2005	87,450

(1)	Includes cash bonuses paid in both July 2007 and January 2008.

(2)	Does not include the special cash bonus paid in July 2006, which such bonus was based on the achievement of a significant corporate goal.

Equity Awards and Equity Ownership Goals. As discussed above, in light of the business environment and existing challenges facing it, the Company has generally been reducing or keeping unchanged annual cash compensation while increasing equity compensation. In implementing this part of the compensation policy, the Compensation Committee was cognizant of the key compensation goals for the Company, including (i) recognizing that the next one to three years will be extremely critical to the Company’s future and shareholder value, (ii) taking into consideration present and projected trials, (iii) considering pipeline products and their status, (iv) the need for a retention plan for critical executives and for the CEO, (v) staying as close to the 75th percentile in total compensation as possible while still meeting the other compensation goals, and (vi) supplying a mechanism for motivating the CEO and the executive team during the upcoming critical time period.

In December 2006 and again in December 2007, the Compensation Committee discussed appropriate ownership goals for each of the executive officers. Based on consultations with Milliman, the Compensation Committee set ownership goals for each executive officer which are intended to be a guideline for the percentage ownership the Committee believes would be appropriate to align the interests of management with the interests of shareholders. However, the Compensation Committee has not made it a policy to require the executive officers to reach such ownership goals and, moreover, has recognized that in light of the substantial dilution to the Company’s stock in 2007 due to necessary share issuances used to fund the Company and pursue desirable acquisition opportunities, the ownership percentages of management was significantly lower at the end of the year.

Equity Awards Approved in 2006. In December 2006, after consulting with Milliman, the Compensation Committee approved the following restricted stock grants to the named executive officers; these grants were not made until September 2007 because they were approved contingent upon receiving shareholder approval of an amendment to the Company’s 2003 Equity Incentive Plan authorizing an increase in shares available for issuance under that plan, which approval was obtained at the Company’s Annual Meeting of the Shareholders on September 25, 2007. Each of these grants will vest in full on December 22, 2008 subject to the relevant named executive officer remaining employed with the Company through December 22, 2008:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt*	20,161

*	Pursuant to the Severance and Release Agreement entered into by the Company and Dr. Stromatt, these shares were not forfeited upon his termination on April 4, 2008 and will vest upon Dr. Stromatt’s assistance to the Company with its response letter to the EMEA for paclitaxel poliglumex pursuant to the terms of the Severance and Release Agreement.

In addition, in December 2006, the Compensation Committee approved additional grants of restricted stock to the named executive officers tied to the Company’s achievement of significant corporate goals, which were also contingent upon receiving shareholder approval of an increase in shares available for issuance under the 2003 Equity Incentive Plan and therefore were not granted until September 2007. In particular, the Company identified the following three key corporate goals over the next three years: (a) approval from the FDA or EMEA for the sale of either paclitaxel poliglumex or pixantrone or any other drug owned or exclusively licensed by the Company on the date the grant was approved, (b) approval from the FDA or EMEA of a second such drug and (c) the closing share price for the Company’s common stock exceeding $35.00 (as equitably adjusted for any stock split, stock dividend or similar adjustment in the Company’s capitalization). In the event that one of the above-mentioned corporate goals is achieved prior to December 31, 2009, the following additional shares of restricted stock approved for grant to the named executive officers in December 2006 would vest as of the date of the achievement of such corporate goal:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt*	20,161

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

In the event that two of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock approved for grant to the named executive officers in December 2006 would vest as of the date of the second to occur of the two corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	40,322
Mr. Louis Bianco	12,096
Dr. Jack Singer	12,096
Mr. Dan Eramian	10,080
Dr. Scott Stromatt*	10,080

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

In the event that all three of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted to the named executive officers in December 2006 would vest as of the date of the last to occur of the three corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161
Dr. Scott Stromatt*	20,161

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, these shares have been forfeited.

The restricted shares referred to in the three immediately preceding paragraphs are also subject to a vesting ceiling and shall cease vesting, notwithstanding the achievement of any of the three corporate goals, if such additional vesting would cause the relevant named executive officer’s aggregate ownership percentage of the Company’s outstanding stock to exceed the ownership goals established by the Compensation Committee in December 2006 for each such named executive officer as discussed above. Therefore, the restricted shares will cease to vest as to that particular named executive officer if the following ownership levels are reached (reflected as a percentage of the Company’s outstanding stock): Dr. James Bianco—2.5%, Mr. Louis Bianco—1.5%, Dr. Jack Singer—1.5% and Mr. Dan Eramian—1.0%.

December 2007 Equity Awards. In December 2007, after consulting with Milliman, the Compensation Committee determined that, due to the significant decline in share price and significant dilution that had occurred because of the issuance of additional shares necessary to fund the Company and make desired acquisitions, there had been a significant decrease in the value of the equity compensation then held by such executives and therefore existing equity awards were not providing the retention benefit intended by such grants. Therefore, the Compensation Committee determined that it would be appropriate to make additional stock award and option award grants that would create a meaningful opportunity for stock ownership among the executive officers of the Company.

The following restricted stock awards were granted to the named executive officers in December 2007 are subject to vesting as follows: (a) one-third of the shares granted will vest on the one-year anniversary of the date of grant, or December 27, 2008, (b) one-third of the shares granted will vest on the Company obtaining approval FDA approval of paclitaxel poliglumex prior to December 31, 2010, and (c) one-third of the shares granted will vest on the Company reaching a specified net sales threshold for Zevalin prior to December 31, 2010; in all cases, such vesting is also subject to the relevant named executive officer remaining employed with the Company.

Name	Number of shares of Restricted Stock Granted
Dr. James Bianco	360,000
Mr. Louis Bianco	120,000
Dr. Jack Singer	120,000
Mr. Dan Eramian	120,000
Dr. Scott Stromatt*	120,000

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, 80,000 of these shares have been forfeited, however, the remaining 40,000 shares will vest upon Dr. Stromatt’s assistance to the Company with its response letter to the EMEA for paclitaxel poliglumex pursuant to the terms of the Severance and Release Agreement.

The following incentive stock options were granted to the named executive officers in December 2007 vest over two years, with 25% vesting on the date that is six months from the date of grant, 25% vesting on the one-year anniversary of the date of grant, 25% vesting on the date that is 18 months from the date of grant, and the entire award vesting in full on the second anniversary of the date of grant, subject to the relevant named executive officer remaining employed with the Company. Each option has an exercise price of $1.89 per share, which was the closing price of the Company’s common stock as traded on the Nasdaq Global Market on the date of grant.

Name	Number of shares of Stock Options Granted
Dr. James Bianco	100,000
Mr. Louis Bianco	36,000
Dr. Jack Singer	36,000
Mr. Dan Eramian	36,000
Dr. Scott Stromatt*	36,000

*	Due to Dr. Stromatt’s resignation from CTI on April 4, 2008, this option has terminated.

Perquisites and Other Benefits. The named executive officers received certain perquisites and other benefits provided by or paid for by the Company. For example, in fiscal year 2007, the Company provided tax gross-up payments to Dr. James A. Bianco for reimbursement of taxes arising from family member’s use of chartered aircraft when accompanying Dr. Bianco on business trips, as calculated based on the standard industry fare level (SIFL) valuation method for income tax purposes, tax preparation fees, health club dues and insurance premiums. The Company also provided tax gross-up payments to other executive officers for tax preparation fees and insurance premiums. In addition, the Company paid for tax preparation assistance as well as health and life insurance premiums for all of its executive officers. The named executive officers are also entitled to participate in the Company’s benefit programs which are available to all Company employees, including company-sponsored health, welfare, 401(k), and employee stock purchase plans.

Corporate Travel Policy. To best utilize the time of executive officers and members of management as well as due to potential security concerns, the Compensation Committee has approved the occasional use of chartered aircraft by our executives, members of management and, when space is available, their family members in connection with business travel. In addition, to comply with applicable laws and prevent any abuse of travel expenditures related to business travel, we have instituted a Corporate Travel Policy. The policy sets forth the detailed procedures related to business travel by Company employees. The Compensation Committee has approved the use of chartered aircraft by employees at the sole discretion of the Company’s Chief Executive Officer in consultation with the Chairman of the Board of Directors, so long as a bona fide business justification for the use of chartered aircraft is provided. In 2007, certain of our named executive officers and employees, in compliance with the policy set forth by the Compensation Committee, occasionally used a chartered aircraft for business related activities. When space is available on a chartered aircraft being used for business purposes, directors and executive officers are occasionally accompanied by spouses or other family members on such trips. In those cases, the Board of Directors and the Compensation Committee have determined that the aggregate incremental cost to the Company of including such family members is a de minimis amount.

Post-Termination Protection and Payments

In April 2005, the Compensation Committee approved a form of strategic management team severance agreement (“Severance Agreement”) which our executive officers other than Dr. James Bianco have entered into. The Severance Agreements replaced existing severance agreements certain of the Company’s executive officers had previously entered into with the Company. The Severance Agreements provide that in the event an executive officer is discharged from employment by the Company without cause or resigns for good reason (including upon a change of control) (each as defined in the Severance Agreements), he will be entitled to receive (i) acceleration of all then-existing unvested stock-based compensation (options shall remain exercisable for a period of twenty-one months following the severance date), (ii) severance pay based on the executive officer’s base salary in effect immediately prior to the severance date for a period of eighteen months, (iii) bonus pay equal to the greater of the average of the three prior years’ bonuses or 30% of base salary, (iv) continuation of or reimbursement for certain health benefits for a period of up to eighteen months, and (v) all accrued but unused vacation and certain other benefits for a severance period of eighteen months. The Severance Agreements further provide that if the executive officer is discharged from employment by the Company for cause, as a result of death or disability, or resigns without good reason, the executive officer is entitled only to (i) his base salary through and including the severance date and (ii) pay for all accrued but unused vacation as of the severance date. Under the Severance Agreements, if any severance payments are subject to the excise tax on parachute payments, the Company will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment. The severance payments are conditioned upon the executive not breaching his or her inventions and proprietary information agreement with the Company.

Dr. James Bianco entered into an employment agreement with us effective January 1, 2005, superseding the agreement he had with us effective December 31, 2002. Pursuant to the employment agreement, if Dr. Bianco is terminated without “cause” or if he resigns for “good reason” (each, as defined in his employment agreement), he will receive (i) at his choice either (x) a lump sum payment representing two years of his salary based on a 6% discount factor, or (y) continuing payments of severance pay at a rate equal to his monthly base salary rate, as then in effect, plus his most recent annual cash bonus continuation, for a period of eighteen (18) months from the date of such termination, (ii) full vesting of outstanding unvested stock options which shall become exercisable for a period of two (2) years following the date on which they vest, subject to the terms of the applicable award agreements, and full vesting of outstanding unvested or restricted stock, (iii) continuation of health benefits for the severance period not to exceed two (2) years following termination, and (iv) all accrued but unused vacation. In the event a change of control occurs and Dr. Bianco is terminated without cause or resigns for good reason, Dr. Bianco will receive the following severance benefits: (i) a lump sum payment equal to two years of his base salary plus his most recent annual cash bonus, (ii) full vesting of outstanding unvested stock options which shall become exercisable for a period of two (2) years following the date on which they vest, and full vesting of outstanding unvested or restricted stock (iii) continuation of health benefits for two (2) years, and (iv) all accrued but unused vacation. The employment agreement restricts Dr. Bianco from competing with us for the term of the severance payment period following the termination of his employment with us. In addition, the severance payments are conditioned upon Dr. Bianco not competing with us and not soliciting our employees. The agreement further provides that, if any payments are subject to the excise tax on parachute payments, we will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment.

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

Under the Company’s 2007 Equity Incentive Plan, in the event of a change in control all awards granted pursuant to this plan generally become fully exercisable. Further, all restrictions and conditions on any award then outstanding shall lapse as of the date of the change in control. Under the Company’s 2007 Employee Stock Purchase Plan in the event of a change in control, the Board or a committee created by the Board, in its sole discretion, shall either (a) provide that options granted under such plan shall be fully exercisable to the extent of each optionee’s accumulated withholdings for the respective “offering period” (as defined in the relevant Employee Stock Purchase Plan) as of a date prior to the change in control or (b) arrange with the surviving, continuing, successor or purchasing corporation, as the case may be, that such corporation assume the Company’s rights and obligations under such plan. Under the Company’s 1994 Equity Incentive Plan, in the event of a change in control (a) all options granted (including options granted to officers or directors less than six months prior to any such change in control) generally become fully exercisable; and (b) all restrictions and conditions of all bonus shares then outstanding shall lapse as of the date of the change in control. The Company’s directors and executive officers participate in the Company’s 2007 Equity Incentive Plan and have outstanding awards which have been issued pursuant to the 2007 Equity Incentive Plan and 1994 Equity Incentive Plan. The Company’s executive officers have participated in the Company’s 1996 Employee Stock Purchase Plan.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of its five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. To qualify for an exemption from the $1,000,000 limitation, the shareholders were asked to approve a limit under stock incentive plans on the maximum number of shares for which a participant may be granted stock options in any calendar year. Because our stock incentive plans and option grants under our stock incentive plans comply with the applicable requirements for this exemption, any compensation deemed paid to a named executive officer when he or she exercises an option with an exercise price that is at least equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation and should not be subject to the $1,000,000 deduction limitation. The Compensation Committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards not to comply with Section 162(m) if it determines that such action is appropriate and in the Company’s best interests.

Summary

The Compensation Committee believes that the Company’s compensation philosophy and programs are designed to foster a performance-oriented culture that aligns employees’ interests with those of the Company’s shareholders. The Compensation Committee believes that the compensation of the Company’s executives’ is both appropriate and responsive to the goal of improving shareholder value.

The following “Compensation Committee Report” and related disclosure shall not be deemed incorporated by reference by any general statement incorporating this Form 10-K/A into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Report

The Compensation Committee reviewed this Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Committee has recommended that this Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted by the Compensation Committee:

Frederick W. Telling, Ph.D., Chair

Richard L. Love*

Phillip M. Nudelman, Ph.D.

*	Appointed to Compensation Committee on September 21, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding beneficial ownership of common stock as of April 9, 2008 by (1) each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock (including shares of common stock issuable on conversion of the Series A preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock), (2) each of our directors, (3) each of our principal executive officer (PEO), principal financial officer (PFO), three most highly compensated executive officers other than the PEO and PFO, and (4) all directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Shares Subject to Options (3)	Percentage Ownership (2)
James A. Bianco, M.D.** (4)(11)	1,267,092	367,601	1.3%
John H. Bauer** (5)	63,250	9,000	*
Louis A. Bianco (6)(11)	396,709	165,216	*
Dan Eramian (7)(11)	232,647	28,334	*
Vartan Gregorian, Ph.D.** (5)	75,250	20,250	*
Richard L. Love** (8)	546,996	—	*
Mary O. Mundinger, Dr. PH** (5)	78,413	23,750	*
Phillip M. Nudelman, Ph.D.** (9)	116,452	24,726	*
Jack W. Singer, M.D.** (6)(11)	478,472	189,631	*
Scott C. Stromatt, M.D. (10)	142,661	76,875	*
Frederick W. Telling, Ph.D.** (5)	59,625	6,000	*
All directors and executive officers as a group (10 persons) (12)(13)	3,314,906	834,508	3.3%

*	Less than 1%

**	Denotes director of CTI

(1)	The address of the individuals listed is 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors, Schedules 13D, 13G and 13F and Forms 3 and 4 filed with the SEC. Shares of common stock subject to options, warrants or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 9, 2008, are deemed outstanding for computing the percentage of the person holding the option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. As of April 9, 2008, there are 100,884,259 shares of common stock outstanding for the purposes of this table, which includes 82,212 shares of common stock issuable upon conversion of the Series A preferred stock, 775,334 shares of common stock reserved for issuance upon conversion of the Series B preferred stock, 1,611,282 shares of common stock reserved for issuance upon conversion of the Series C preferred stock and 382,775 shares of common stock reserved for issuance upon conversion of the Series D preferred stock. The Series A, Series B, Series C and Series D preferred stock vote together with the common; the Series A, Series B and Series D preferred stock vote on an as converted basis; the Series C preferred stock have approximately 220.8 votes per share, or approximately 0.86 votes for each share of common stock into which the Series C Preferred Stock is convertible.

(3)	Shares subject to options included in this column reflects all options held by the individual exercisable within 60 days of April 9, 2008. These shares are also included in the column titled “Number of Shares Beneficially Owned”.

(4)	Number of shares beneficially owned includes 673,507 shares of unvested restricted stock, 472,862 of which have contingent vesting terms. Of these contingent shares, 31,250 will vest upon the filing of an NDA with the FDA related to the approval of paclitaxel poliglumex if such event occurs on or before December 14, 2008, 120,000 shares will vest if the Company obtains FDA approval of paclitaxel poliglumex prior to December 31, 2010, 120,000 shares will vest if the Company has obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010 and 201,612 will vest based on the Company’s achievement of significant corporate goals as described in footnote (11) below.

(5)	Number of shares beneficially owned includes 53,000 shares of unvested restricted stock.

(6)	Number of shares beneficially owned includes 204,675 shares of unvested restricted stock, 140,482 of which have contingent vesting terms. Of these contingent shares, 40,000 shares will vest if the Company obtains FDA approval of paclitaxel poliglumex prior to December 31, 2010, 40,000 shares will vest if the Company has obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010 and 60,482 will vest based on the Company’s achievement of significant corporate goals as described in footnote (11) below.

(7)	Number of shares beneficially owned includes 190,563 shares of unvested restricted stock, 130,402 of which have contingent vesting terms. Of these contingent shares, 40,000 shares will vest if the Company obtains FDA approval of paclitaxel poliglumex prior to December 31, 2010, 40,000 shares will vest if the Company has obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010 and 50,402 will vest based on the Company’s achievement of significant corporate goals as described in footnote (11) below.

(8)	Number of shares beneficially owned includes 56,000 shares of unvested restricted stock.

(9)	Number of shares beneficially owned includes 53,625 shares of unvested restricted stock.

(10)	Dr. Stromatt resigned effective as of April 4, 2008; in connection with his resignation, all unvested equity awards were terminated with the exception of 60,161 shares of unvested restricted stock which will vest upon Dr. Stromatt assisting the Company with its response letter to the EMEA for paclitaxel poliglumex pursuant to his Severance Agreement and General Release entered into in connection with his resignation. All vested options will expire within 90 days of April 4, 2008.

(11)	Shares beneficially owned include unvested restricted stock which have contingent vesting terms based on the Company’s achievement of the following three key corporate goals over the next three years: (a) approval from the FDA or EMA for the sale of either paclitaxel poliglumex or pixantrone or any other drug owned or exclusively licensed by the Company as of the date the grant was approved, (b) approval from the FDA or EMEA of a second such drug and (c) the closing share price for the Company’s common stock exceeding $35.00 (as equitably adjusted for any stock split, stock dividend or similar adjustment in the Company’s capitalization). In the event that one of the above-mentioned corporate goals is achieved prior to December 31, 2009, the following shares of restricted stock would vest as of the date of the achievement of such corporate goal:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161

In the event that two of the above mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock would vest as of the date of the second to occur of the two corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	40,322
Mr. Louis Bianco	12,096
Dr. Jack Singer	12,096
Mr. Dan Eramian	10,080

In the event that all three of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock would vest as of the date of the last to occur of the three corporate goals:

Name	Number of shares of Restricted Stock
Dr. James Bianco	80,645
Mr. Louis Bianco	24,193
Dr. Jack Singer	24,193
Mr. Dan Eramian	20,161

(12)	Number of shares beneficially owned includes 1,595,045 shares of unvested restricted stock for all directors and executive officers as a group, of which 884,228 shares are contingent and would vest as described in the above footnotes.

(13)	Does not include shares owned by directors and executive officers who served as directors and executive officers during all or part of the 2007 fiscal year but were not serving in that capacity as of April 9, 2009

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Since January 1, 2007, the Company has not been a participant in any transaction with a related person other than those described below.

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

Our President and Chief Executive Officer, James A. Bianco, M.D. and our Executive Vice President, Chief Medical Officer, Jack W. Singer, M.D. are both minority shareholders of Aequus, each owning approximately 4.9% of the equity in the company as of December 31, 2007. Additionally, both Dr. Bianco and Dr. Singer are members of Aequus’ board of directors and each have entered into a consulting agreement with Aequus. Additionally, Frederick W. Telling, Ph.D., one of our board of directors, owns approximately 1% of Aequus and is also a member of Aequus’ board of directors.

Director Independence

The Board of Directors has adopted standards concerning director independence which meet the independence standards of the Nasdaq Stock Market and, with respect to the Audit Committee, the rules of the Securities and Exchange Commission.

The Company, the Nominating and Governance Committee and the Board of Directors are involved in the process for determining the independence of acting directors and director nominees. The Company solicits relevant information from directors and director nominees via a questionnaire, which covers material relationships, compensatory arrangements, employment and any affiliation with the Company. In addition to reviewing information provided in the questionnaire, the Company asks the Company’s executive officers on an annual basis regarding their awareness of any existing or currently proposed transactions, arrangements or understandings involving the Company in which any director or director nominee has or will have a direct or indirect material interest, including charitable contributions made by the Company to nonprofit organizations with which any director is affiliated. The Company shares its findings with the Nominating and Governance Committee and the Board of Directors regarding the Nasdaq Stock Market and SEC independence requirements and any information regarding the director or director nominee that suggest that such individual is not independent. The Board of Directors discusses all relevant issues, including consideration of any transactions, relationships or arrangements which are not required to be disclosed under Item 404(a) of Regulation S-K, prior to making a determination with respect to the independence of each director.

Based on the review described above, the Board of Directors affirmatively determined that:

•

A majority of the directors are independent, and all members of the Audit, Compensation and Nominating and Governance Committees are independent, under the Nasdaq standard and, in the case of the Audit Committee, the SEC standard.

•

All of the non-management directors of the Company are independent under the Nasdaq standard. The independent directors are: John H. Bauer, Vartan Gregorian, Ph.D, Richard L. Love, Mary O. Mundinger, Dr. PH, Phillip M. Nudelman, Ph.D., and Frederick W. Telling, Ph.D.

•

James A. Bianco and Jack W. Singer, M.D are not independent by virtue of their positions as President and Chief Executive Officer of the Company and Executive Vice President, Chief Medical Officer, respectively.

Other than as described above, in 2007, there were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the Board of Directors in determining that the applicable independence standards were met by each of the directors other than contributions made by the Company to The Hope Heart Institute, of which Dr. Nudelman was an affiliate during part of 2007; the Board of Directors determined that the contribution made was not material in amount and did not impact director independence.

Item 14.	Principal Accounting Fees and Services

The following table provides the aggregate fees billed for professional services rendered by our principal accountants during each of the past two fiscal years ended December 31:

	Stonefield Josephson, Inc.
Services Rendered	2007	2006
Audit Fees (1)	$904,000	$995,000
Audit-Related Fees (2)	226,000	—
Tax Fees (3)	5,000	—
All Other Fees (4)	—	—

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit Related Fees. This category includes fees for professional services associated with audits in connection with consummated acquisitions.

(3)	Tax Services. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.

(4)	Other Services. There were no other fees for services not included above.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b)	Exhibits

Exhibit Number	Description

2.1(9)	Agreement and Plan of Merger by and between Cell Therapeutics, Inc. and Novuspharma, S.p.A., dated as of June 16, 2003.

3.1(37)	Registrant’s Amended and Restated Articles of Incorporation.

3.2(10)	Registrant’s Amended and Restated Bylaws.

4.1(3)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated June 13, 2001.

4.2(8)	Indenture between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee dated December 20, 2002.

4.3(11)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated June 23, 2003.

4.4(16)	Indenture between the Registrant and U.S. Bank National Association as trustee, dated November 4, 2005.

4.5(19)	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated April 27, 2006.

4.6(34)	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated December 20, 2006.

4.7(38)	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated March 3, 2008.

4.8(19)	Registration Rights Agreement between Cell Therapeutics, Inc. and the Existing Holders dated April 27, 2006.

4.9(22)	Registration Rights Agreement between Cell Therapeutics, Inc. and Novartis Pharma AG dated September 15, 2006.

4.10(34)	Form of Registration Rights Agreement between Cell Therapeutics and Certain Holders dated December 12, 2007.

4.11(25)	Form of Series A 3% Convertible Preferred Stock Certificate.

4.12(27)	Form of Series B 3% Convertible Preferred Stock Certificate.

4.13(30)	Form of Series C 3% Convertible Preferred Stock Certificate.

4.14(33)	Form of Series D 7% Convertible Preferred Stock Certificate.

4.15(25)	Form of Warrant issued February 12, 2007.

4.16(27)	Form of Warrant issued April 16, 2007.

4.17(30)	Form of Warrant issued July 27, 2007.

4.18(33)	Form of Warrant issued December 3, 2007.

4.19(35)	Form of Warrant issued December 21, 2007.

4.20(38)	Form of Warrant issued March 4, 2008.

10.1(6)	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.

10.2(26)	Third Amendment to Sublease Agreement between F5 Networks, Inc. and the Registrant, dated December 22, 2005.

10.3(8)	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.

10.4(13)*	Employment Agreement between the Registrant and James A. Bianco, dated as of January 1, 2005.

10.5(14)*	Form of Strategic Management Team Severance Agreement.

10.6(5)*	Form of Indemnification Agreement.

10.7(7)*	1994 Equity Incentive Plan, as amended.

10.8(32)*	2007 Employee Stock Purchase Plan, as amended.

10.9(32)*	2007 Equity Incentive Plan.

10.10(12)*	Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan

10.11(18)*	Form of Notice of Grant of Award and Award Agreement for grants of restricted stock under the Registrant’s 2007 Equity Incentive Plan, as amended.

Exhibit Number	Description

10.12(18)*	Form of Notice of Grant of Stock Options and Option Agreement for option grants under the Registrant’s 2007 Equity Incentive Plan, as amended.

10.13(1)*	Form of Nonqualified Stock Option Agreement for option grants under the Registrant’ s Novuspharma S.p.A. Stock Option Plan.

10.14(2)†	License Agreement dated as of November 13, 1998, by and between PG-TXL Company, L.P. and the Registrant.

10.15(17)†	Amendment No. 1 to the License Agreement, dated as of February 1, 2006, by and between the Registrant and PG-TXL Company, L.P.

10.16(4)†	Paclitaxel Purchase Agreement dated as of September 28, 2001, between Natural Pharmaceuticals, Inc. and the Registrant.

10.17(15)	Acquisition Agreement by and among the Registrant, Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.

10.18(19)	Purchase Agreement between Cell Therapeutics, Inc. and CRT Capital Group LLC, dated April 24, 2006.

10.19(19)	Exchange Agreement by and among Cell Therapeutics, Inc. and the Existing Holders, dated April 24, 2006.

10.20(20)	Step-Up Equity Financing Agreement between Cell Therapeutics, Inc. and Société Générale , dated June 21, 2006.

10.21(21)	Amendment No. 1 to the Step-Up Equity Financing Agreement between Cell Therapeutics, Inc. and Société Générale , dated July 31, 2006.

10.22(23)	Amendment No. 2 to the Step-Up Equity Financing Agreement between Cell Therapeutics, Inc. and Société Générale , dated September 30, 2006.

10.23(24)	Amendment No. 3 to the Step-Up Equity Financing Agreement between Cell Therapeutics, Inc. and Société Générale , dated December 15, 2006.

10.24(22)	License and Co-Development Agreement by and among Cell Therapeutics, Inc., Cell Therapeutics Europe S.r.L. and Novartis International Pharmaceutical Ltd. dated September 15, 2006.

10.25(28)	Director Compensation Policy.

10.26(26)	Agreement to Bonus Payment and Contingent Bonus Payment for Officer of the Corporation.

10.27(29)	Acquisition Agreement among Cell Therapeutics, Inc., Cactus Acquisition Corp., Saguaro Acquisition Company LLC, Systems Medicine, Inc. and Tom Hornaday and Lon Smith dated July 24, 2007.

10.28(31)†	Asset Purchase Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated August 15, 2007.

10.29(36)	Security Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated December 21, 2007.

10.30(36)†	Supply Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated December 21, 2007.

12.1#	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1#	Subsidiaries of the Registrant.

23.1#	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

24.1#	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008.

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 10, filed on April 29, 1996.

(2)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

(3)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 13, 2001.

(4)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001.

(5)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.

(6)	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on April 30, 2002.

(7)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on July 24, 2002.

(8)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003.

(9)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.

(10)	Incorporated by reference to appendix H to the Registrant’s Registration Statement on Form S-4 (No. 333-106906).

(11)	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 6, 2003.

(12)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on February 13, 2004.

(13)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 6, 2005.

(14)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005.

(15)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.

(16)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on November 10, 2005.

(17)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 14, 2006.

(18)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.

(19)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 28, 2006.

(20)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 23, 2006.

(21)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 3, 2006.

(22)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on September 18, 2006.

(23)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on October 5, 2006.

(24)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 21, 2006.

(25)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 12, 2007.

(26)	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

(27)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 16, 2007.

(28)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 27, 2007.

(29)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007 regarding the acquisition of Systems Medicine.

(30)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007 regarding the issuance of Series C 3% Convertible Preferred Stock.

(31)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2007.

(32)	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on October 11, 2007.

(33)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 3, 2007.

(34)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 13, 2007.

(35)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 27, 2007.

(36)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 31, 2007.

(37)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 29, 2008.

(38)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on March 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 17, 2008.

Cell Therapeutics, Inc.

By:	/s/ James A. Bianco
James A. Bianco, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip M. Nudelman* Phillip M. Nudelman	Chairman of the Board and Director	April 17, 2008

/s/ James A. Bianco James A. Bianco	President, Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2008

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	April 17, 2008

/s/ John H. Bauer* John H. Bauer	Director	April 17, 2008

/s/ Vartan Gregorian* Vartan Gregorian, Ph.D.	Director	April 17, 2008

/s/ Mary O. Mundinger* Mary O. Mundinger	Director	April 17, 2008

/s/ Jack W. Singer* Jack W. Singer M.D.	Director	April 17, 2008

/s/ Frederick W. Telling* Frederick W. Telling, Ph.D.	Director	April 17, 2008

*By:	/s/ James A. Bianco James A. Bianco, M.D., as Attorney-in-Fact	Director	April 17, 2008