Form 10-K/A
period 2007-12-31
CELL THERAPEUTICS INC
filed 2008-04-23
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ___________________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cell Therapeutics, Inc. (“the Company”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008 (the “Original Filing”), solely to refile the report of its Independent Registered Public Accounting Firm as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, which inadvertently reflected an incorrect report date of March 26, 2007 rather than March 26, 2008, the correct date of the original signed report provided to the Company.

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

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

Los Angeles, California

March 26, 2008

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 23, 2008.

Cell Therapeutics, Inc.

By:	/s/ James A. Bianco
James A. Bianco, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip M. Nudelman* Phillip M. Nudelman	Chairman of the Board and Director	April 23, 2008

/s/ James A. Bianco James A. Bianco	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2008

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	April 23, 2008

/s/ John H. Bauer* John H. Bauer	Director	April 23, 2008

/s/ Vartan Gregorian* Vartan Gregorian, Ph.D.	Director	April 23, 2008

/s/ Mary O. Mundinger* Mary O. Mundinger	Director	April 23, 2008

/s/ Jack W. Singer* Jack W. Singer M.D.	Director	April 23, 2008

/s/ Frederick W. Telling* Frederick W. Telling, Ph.D.	Director	April 23, 2008

*By:	/s/ James A. Bianco James A. Bianco, M.D., as Attorney-in-Fact	Director	April 23, 2008