Form 10-Q
period 2008-06-30
CELL THERAPEUTICS INC
filed 2008-08-18
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2008
Common Stock, no par value	139,761,841

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,704	$15,798
Restricted cash	26,862	—
Securities available-for-sale	7,622	2,548
Interest receivable	93	46
Accounts receivable, net	1,780	51
Inventory, net	593	290
Prepaid expenses and other current assets	5,526	3,904

Total current assets	47,180	22,637
Property and equipment, net	4,880	6,025
Goodwill	17,064	17,064
Other intangibles, net	15,261	15,957
Other assets	12,433	11,830

Total assets	$96,818	$73,513

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,942	$6,595
Accrued expenses	28,170	26,034
Warrant liability	8,275	—
Current portion of deferred revenue	80	80
Current portion of long-term obligations	736	1,020
Current portion of convertible senior subordinated notes	—	16,907
Current portion of convertible subordinated notes	—	2,910

Total current liabilities	50,203	53,546
Deferred revenue, less current portion	358	398
Long-term obligations, less current portion	9,558	9,879
15% convertible senior notes	21,783	—
13.5% convertible senior notes	17,144	—
9% convertible senior notes	4,156	—
7.5% convertible senior notes	32,410	32,220
6.75% convertible senior notes	6,921	6,922
5.75% convertible senior notes	23,433	23,287
4% convertible senior subordinated notes	55,150	55,150

Total liabilities	221,116	181,402
Commitments and contingencies
Minority interest in subsidiary	—	—
Preferred stock, no par value:
Authorized shares - 10,000,000
Series A 3% Convertible Preferred Stock, $1,000 stated value, 20,000 shares designated; 550 and 6,850 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	417	5,188
Series B 3% Convertible Preferred Stock, $1,000 stated value, 37,200 shares designated; 5,218 and 15,380 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4,031	11,881
Series C 3% Convertible Preferred Stock, $1,000 stated value, 20,250 shares designated; 6,284 and 8,284 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4,725	6,229
Series D 7% Convertible Preferred Stock, $1,000 stated value, 6,500 shares designated; 1,000 and 4,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	734	2,938
Shareholders’ deficit:
Common stock, no par value:
Authorized shares - 200,000,000
Issued and outstanding shares - 139,769,041 and 62,444,239 at June 30, 2008 and December 31, 2007, respectively	1,090,376	979,295
Accumulated other comprehensive loss	(1,248)	(4,007)
Accumulated deficit	(1,223,333)	(1,109,413)

Total shareholders’ deficit	(134,205)	(134,125)

Total liabilities and shareholders’ deficit	$96,818	$73,513

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$2,870	$—	$6,244	$—
License and contract revenue	20	20	40	40

Total revenues	2,890	20	6,284	40

Operating expenses:
Cost of product sold	767	—	1,657	—
Research and development	15,857	16,516	31,712	31,802
Selling, general and administrative	11,518	7,590	22,692	15,720
Amortization of purchased intangibles	537	212	934	419
Acquired in-process research and development	—	—	36	—

Total operating expenses	28,679	24,318	57,031	47,941

Loss from operations	(25,789)	(24,298)	(50,747)	(47,901)
Other income (expense):
Investment and other income, net	93	738	353	1,441
Interest expense	(2,395)	(2,098)	(4,380)	(4,019)
Amortization of debt discount and issuance costs	(30,202)	(1,580)	(41,146)	(3,575)
Foreign exchange gain (loss)	76	387	(2,161)	834
Make-whole interest expense	(25,596)	—	(33,377)	(2,310)
Gain on derivative liabilities, net	31,433	906	43,177	3,614
Loss on exchange of convertible notes	(3,313)	—	(5,608)	—
Write-off of financing arrangement costs	(2,361)	—	(2,361)	—
Settlement expense	—	(17)	—	(160)

Other expense, net	(32,265)	(1,664)	(45,503)	(4,175)

Loss before minority interest	(58,054)	(25,962)	(96,250)	(52,076)
Minority interest in net loss of subsidiary	31	—	63	—

Net loss	(58,023)	(25,962)	(96,187)	(52,076)
Preferred stock beneficial conversion feature	(1,067)	(1,789)	(1,067)	(4,383)
Preferred stock dividends	(226)	(150)	(468)	(181)
Deemed dividends on conversion of preferred stock	—	—	(16,198)	—

Net loss attributable to common shareholders	$(59,316)	$(27,901)	$(113,920)	$(56,640)

Basic and diluted net loss per common share	$(0.52)	$(0.65)	$(1.23)	$(1.41)

Shares used in calculation of basic and diluted net loss per common share	114,470	42,713	92,772	40,165

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(96,187)	$(52,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	41,146	3,575
Non-cash gain on derivative liabilities	(43,177)	(3,614)
Acquired in-process research and development	36	—
Non-cash loss on exchange of convertible notes	5,608	—
Depreciation and amortization	3,040	2,693
Equity-based compensation expense	1,907	554
Minority interest in net loss of subsidiary	(63)	—
Other	(67)	(210)
Changes in operating assets and liabilities:
Restricted cash	32,471	—
Interest receivable	(47)	207
Accounts receivable, net	(1,729)	21
Inventory	(302)	—
Prepaid expenses and other current assets	(1,588)	(376)
Other assets	2,407	(358)
Accounts payable	6,276	405
Accrued expenses	2,851	(11,958)
Deferred revenue	(40)	(40)
Excess facilities obligations	(296)	(1,297)
Other long-term obligations	(77)	62

Total adjustments	48,356	(10,336)

Net cash used in operating activities	(47,831)	(62,412)

Investing activities
Cash paid for acquisition of Zevalin	(542)	—
Purchases of securities available-for-sale	(10,721)	(26,488)
Proceeds from sales of securities available-for-sale	5,312	5,485
Proceeds from maturities of securities available-for-sale	290	22,377
Purchases of property and equipment	(729)	(733)

Net cash provided by (used in) investing activities	(6,390)	641

Financing activities
Proceeds from issuance of 13.5% convertible senior notes and Series E preferred stock, net of exchange of 9% convertible senior notes and issuance costs	56,290	—
Restricted cash from issuance of 13.5% convertible senior notes	(36,456)	—
Proceeds from issuance of 9% convertible senior notes, net of issuance costs	49,372	—
Restricted cash from issuance of 9% convertible senior notes	(13,947)	—
Release of restricted cash in connection with exchange of 9% convertible senior notes	1,420	—
Proceeds from issuance of 15% convertible senior notes, net of issuance costs	21,847	—
Restricted cash from issuance of 15% convertible senior notes	(10,350)	—
Deemed dividends on conversion of preferred stock	(16,198)	—
Repayment of 5.75% convertible subordinated and senior subordinated notes	(10,724)	—
Proceeds from sale of common stock, net of offering costs	1,183	—
Transaction costs related to exchange of convertible subordinated and senior subordinated notes	(304)	—
Proceeds from issuance of Series A 3% convertible preferred stock and warrants, net	—	18,608
Proceeds from issuance of Series B 3% convertible preferred stock and warrants, net	—	34,920
Payment of additional offering costs related to December 2007 issuance of common stock and warrants	(473)	—
Payment of dividends on preferred stock	(493)	(34)
Repayment of long-term obligations	(251)	(55)
Other	(40)	—

Net cash provided by financing activities	40,876	53,439

Effect of exchange rate changes on cash and cash equivalents	2,251	(771)
Net decrease in cash and cash equivalents	(11,094)	(9,103)
Cash and cash equivalents at beginning of period	15,798	17,129

Cash and cash equivalents at end of period	$4,704	$8,026

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$35,998	$6,529

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of Series A 3% convertible preferred stock to common stock	$4,771	$9,959

Conversion of Series B 3% convertible preferred stock to common stock	$7,850	$16,860

Conversion of Series C 3% convertible preferred stock to common stock	$1,504	$—

Conversion of Series D 7% convertible preferred stock to common stock	$2,203	$—

Conversion of Series E 13.5% convertible preferred stock to 13.5% convertible senior notes	$9,118	$—

Conversion of 9% convertible senior notes to common stock	$40,820	$—

Conversion of 13% convertible senior notes to common stock	$27,600	$—

Conversion of 7.5% convertible senior notes to common stock	$—	$15,294

Conversion of 5.75% convertible senior notes to common stock	$250	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for common stock	$8,943	$—

Extinguishment of 5.75% convertible subordinated notes in exchange for common stock	$150	$—

Issuance of common stock in exchange for 5.75% convertible senior subordinated and convertible subordinated notes	$11,437	$—

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics; an area with significant market opportunity that we believe is not adequately served by existing therapies. Our operations are primarily conducted in the United States and Italy. We currently have one approved drug, Zevalin, which we acquired in 2007, generating product sales. All our other product candidates, including OPAXIO, pixantrone and brostallicin, are under development.

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

As of June 30, 2008, the Company also has a 69% interest in its majority owned subsidiary, Aequus Biopharma, Inc. Stock ownership by outside and related parties in Aequus Biopharma, Inc. is recorded as minority interest in subsidiary and stated net after allocation of losses in the subsidiary.

All intercompany transactions and balances are eliminated in consolidation.

Liquidity

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financials. However, we have incurred losses since inception and we expect to generate losses from operations for at least the next couple of years primarily due to research and development costs for Zevalin, OPAXIO (paclitaxel poliglumex), pixantrone and brostallicin.

Our available cash and cash equivalents, securities available-for-sale and interest receivable are approximately $12.4 million as of June 30, 2008. In addition, as discussed in Note 3, Convertible Notes, in July 2008, in connection with an investor’s exercise of our B unit warrant, we issued $22.25 million of 18.33% convertible senior notes, or 18.33% notes, and warrants for net proceeds, before fees and expenses, of approximately $4.5 million after taking into account our repurchase of $8.76 million in aggregate principal amount of the investor’s 13.5% convertible senior notes, or 13.5% notes, net of the amount released to us from escrow related to a portion of the make-whole payments on these repurchased notes, and the amount placed in escrow to fund make-whole payments on the 18.33% notes. This investor has also agreed to purchase an additional $22.25 million of 18.33% notes and warrants prior to August 25, 2008 through the exercise of the B unit warrant; we will repurchase the remaining $8.76 million in aggregate principal amount of the investor’s 13.5% notes in connection with that exercise and again expect net proceeds, before fees and expenses and net of an amount to be released to us from escrow related to a portion of the make-whole payments on such repurchased notes, to be approximately $4.5 million. In addition, as of August 18, 2008, we received gross proceeds of approximately $2.1 million under our equity line of credit as described below and in Note 10, Subsequent Events. Even with these additional financings, we will not have sufficient cash to fund our planned operations past September, which raises substantial doubt about our ability to continue as a going concern. Accordingly, we have commenced a cost savings initiative to reduce operating expenses and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. After the exercises of the B unit warrant in July and August, pursuant to an amendment to that warrant in July 2008 which increased the aggregate exercise price of the B unit warrant, there is an additional $44.5 million in aggregate exercise price under the B unit warrant as discussed in Note 4, Series B Unit Purchase Warrant. However, no exercise of that additional aggregate exercise amount may be made unless and until (a) we have filed a listing for additional shares with Nasdaq and have received approval of such listing or the required notice period for such application has passed without objection from Nasdaq and (b) both the purchaser of the B unit warrant and the Company agree to the exercise. Therefore, neither party can compel the exercise of the remainder of the B unit warrant following the agreed-upon August exercise discussed above. Additionally, in July 2008, we entered into an equity line of credit relationship through which we could receive up to $12.0 million as discussed in Note 10, Subsequent Events, and through which we have already received gross proceeds of approximately $2.1 million as discussed above. Additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. All product sales are currently derived from Zevalin. Product sales are generally recorded upon shipment net of an allowance for estimated product returns and rebates. We analyze historical return patterns for our products in determining an appropriate estimate for returns allowance. We may need to adjust our estimates if actual results vary, which could have an impact on our earnings in the period of adjustment. If customers have product acceptance rights or product return rights and we are unable to reasonably estimate returns related to that customer or market, we defer revenue recognition until such rights have expired.

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

Cost of Product Sold

Cost of product sold consists of the cost of the product sold to our customers, including any necessary allowances for excess inventory that may expire and become unsaleable. We currently purchase Zevalin from Biogen Idec pursuant to a supply agreement entered into in connection with the acquisition of this product. Contractual royalties based on product sales are also included in cost of product sold.

Inventory

Inventory is stated at the lower of cost or market. If the cost of the inventory exceeds the expected market value, provisions are recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable is recorded. All inventory as of June 30, 2008 consists of finished goods inventory for Zevalin.

Accounts Receivable

Our accounts receivable balance includes trade receivables related to Zevalin as of June 30, 2008 and is net of an allowance for product returns totaling approximately $76,000 for the period. We analyze historical returns patterns for our products in determining an appropriate estimate for returns allowance. This estimate is evaluated periodically and adjusted, if necessary. Actual returns are written off against the existing allowance. An allowance for doubtful accounts is based on estimates of losses related to customer receivable balances. We estimate the allowance based upon the age of the outstanding receivables and our historical experience of collections, adjusting for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to the estimates as necessary. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. As of June 30, 2008, customer payments had generally been made in a timely manner and no estimate for doubtful accounts was deemed necessary.

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

Value Added Tax Receivable

Our European operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $7.6 million and $7.2 million as of June 30, 2008 and December 31, 2007, respectively, of which $6.8 million and $6.5 million is included in other assets and $0.8 million and $0.7 million is included in prepaid expenses and other current assets as of June 30, 2008 and December 31, 2007, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net loss per common share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive convertible securities, such as convertible debt using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of June 30, 2008 and 2007, options, warrants, unvested share awards and rights, convertible debt and convertible preferred stock aggregating 138,821,730 and 16,041,550, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Our 6.75% convertible senior notes, or 6.75% notes, contain a feature that provides for a make-whole payment upon any conversion of these notes. The payment is equal to the interest on the debt over its term, or $337.50 per $1,000 principal amount of the notes, less any amounts paid prior to the date of the conversion upon any conversion of these notes. This make-whole feature along with the conversion option represents an embedded derivative which is required to be accounted for separately from the related debt securities. The fair value of this derivative is calculated based on a discounted cash flow model.

Our 7.5% convertible senior notes, or 7.5% notes, include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. The payment is equal to $225 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of automatic conversion or repurchase. This make-whole feature also along with the automatic conversion option represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and estimated time to expiration of the make-whole feature.

Our 9% convertible senior notes, or 9% notes, include a feature that calls for make-whole payments upon any conversion of these notes. The payment is equal to the interest on the debt over its term, or $270 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of conversion. This make-whole feature along with the conversion option represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and estimated time to expiration of the make-whole feature.

Our 13.5% notes include a feature that calls for make-whole payments upon any conversion of these notes. The payment is equal to the interest on the debt over its term, or $810 per $1,000 principal amount of the note less any interest amounts paid prior to the date of conversion. This make-whole feature along with the conversion option represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and estimated time to expiration of the make-whole feature.

Our 15% notes include a feature that calls for make-whole payments upon any conversion of these notes. The payment is equal to the interest on the debt over its term, or $450 per $1,000 principal amount of the note less any interest amounts paid prior to the date of conversion. This make-whole feature along with the conversion option represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and estimated time to expiration of the make-whole feature.

Changes in the estimated fair value of the derivative liabilities related to our 6.75%, 7.5%, 9%, 13.5% and 15% notes are included in gain on derivative liabilities and will be remeasured at the end of each reporting period until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

Recently Issued Accounting Pronouncements

On December 4, 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R), was issued. This standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPRD as an indefinite lived intangible asset and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The acquiring company will be required to expense the acquisition costs rather than be added to the cost of the acquisition. The standard is effective for transactions occurring on or after January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

On December 4, 2007, Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS 160, was issued. This standard changes the accounting for and reporting of noncontrolling or minority interests in consolidated financial statements. The standard is effective January 1, 2009 however the presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively. We are evaluating the impact, if any, this standard will have on our financial statements.

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

In March 2008, Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161, was issued. This standard enhances disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The standard is effective for fiscal years beginning after November 15, 2008. This standard encourages but does not require comparative disclosures for earlier period at initial adoption. We are currently evaluating the impact this standard will have on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. This standard identifies the source of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors. This standard is effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We do not anticipate that the adoption of this standard will have an effect on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, this standard will have on our financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, or EITF 08-4. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. EITF is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted. We are currently evaluating the impact of EITF 08-4 on the accounting for our convertible notes and related warrant transactions.

2.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries to be included in other comprehensive income or loss. Total comprehensive loss was $58.2 million and $26.2 million for the three month periods ended June 30, 2008 and 2007, respectively. Total comprehensive loss was $93.4 million and $52.5 million for the six month periods ended June 30, 2008 and 2007.

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	June 30, 2008	December 31, 2007
Foreign currency translation adjustment	$(1,223)	$(4,010)
Net unrealized gain (loss) on securities available-for-sale	(25)	3

Accumulated other comprehensive loss	$(1,248)	$(4,007)

3.	Convertible Notes

13.5% Convertible Senior Notes

In April 2008, we issued $36.0 million aggregate principal amount of our 13.5% notes and $9.0 million aggregate principal amount of our Series E 13.5% convertible exchangeable preferred stock, or Series E preferred stock, which was subsequently exchanged for our 13.5% notes as described below. We also issued warrants to purchase 28,481,012 shares of our common stock, or A Warrant, at an exercise price of $0.95 per share and a Series B Unit Warrant, or B Unit Warrant, to purchase up to $67.5 million aggregate principal of 12.5% convertible senior notes, or 12.5% notes, and additional A Warrants. In July 2008, the exercise price of the A Warrant issued in connection with the 13.5% notes was subsequently amended to $0.79 per share and the B Unit Warrant was subsequently amended to provide an increase in interest rates on the notes to be issued on exercise of such warrant along with a reduction in the exercise price to $0.79 per share of certain of the A Warrants issued on exercise of the B Unit Warrant.

All of the securities were issued to a single institutional investor for the total purchase price of approximately $64.6 million in gross proceeds, of which approximately $5.3 million aggregate principal amount of our 9% notes and the related warrants issued with the 9% notes, or 9% warrants, were credited towards the purchase price. Additionally, approximately $36.5 million of cash was restricted and held in escrow to fund potential make-whole payments. After taking these credits into account, as well as issuance costs of approximately $3.1 million, net proceeds from the 13.5% notes issuance were approximately $19.7 million.

The credit of $5.3 million aggregate principal amount of our 9% notes and 9% warrants towards the total purchase price of $64.6 million was deemed a debt exchange. The portion exchanged for our 13.5% notes and related securities was accounted for as an extinguishment of debt pursuant to the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, since the exchange resulted in substantially different cash flows. The portion exchanged for our Series E preferred stock and related securities was accounted for as an extinguishment of debt pursuant to FASB Technical Bulletin, or FTB, 80-1 Early Extinguishment of Debt through Exchange for Common or Preferred Stock. We recognized a loss of approximately $3.3 million including a write-off of $0.2 million of unamortized issuance costs related to the extinguished notes.

The total proceeds of $64.6 million and the fair value of the reacquired 9% warrants of $0.5 million were allocated among the A Warrant, the B Unit Warrant, the 13.5% notes and the Series E preferred stock. Since the B Unit Warrant is a liability instrument that is marked to fair value as described further in Note 4, Series B Unit Purchase Warrant, approximately $21.3 million of the proceeds were first allocated to the B Unit Warrant pursuant to guidance in Derivative Implementation Group Statement 133 Implementation Issue No. B6, Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative. The remaining proceeds of $43.8 million were then allocated among the other three financial instruments using a relative market value approach based on Accounting Principles Board, or APB, Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The allocations made to the A Warrant, the 13.5% notes and the Series E preferred stock were approximately $3.9 million, $32.0 million and $7.9 million, respectively. The resulting debt discount was approximately $31.7 million, which arose from approximately $29.0 million, $3.9 million and $21.3 million of allocations made to the embedded conversion option, the A Warrant and the B Unit Warrant, respectively. These amounts were offset by $20.1 million premium on the issuance of the 13.5% notes, Series E preferred stock and related securities and a $2.4 million discount attributed to the exchange with the 9% notes and 9% warrants as described above. Additionally, we recorded beneficial conversion feature charges of approximately $1.1 million related to the conversion price for our Series E preferred stock. The resulting discount of $1.1 million was fully recognized as a dividend through the date of the Series E preferred stock exchange as described below pursuant to the provisions of EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, or EITF 00-27.

The 13.5% notes are due on April 30, 2014 with interest payable semi-annually in May and November. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity at an initial conversion price of $0.79, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to approximately 1,265.82 shares of common stock per $1,000 principal amount of the notes. Subject to certain conditions, the notes will automatically convert if, at any time after April 30, 2009 and on or prior to maturity, the closing price per share of our common stock has exceeded 200% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change of control, the holder can require us to repurchase the notes at 100% of their principal amount for cash, plus accrued and unpaid interest due up to, but not including, the repurchase date. In addition, upon any conversion or upon exercise by the holder of a one-time right to require early redemption of the 13.5% notes which may be exercised in May 2011, we are required to pay the holder of the notes a make-whole interest payment equal to $810 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

The conversion option of the 13.5% notes represents an embedded derivative which requires bifurcation from the underlying notes in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, since our 13.5% notes are deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception of SFAS 133 due to the make-whole interest provision included in the 13.5% notes.

In June 2008, our Series E preferred stock and its accrued and unpaid dividend was exchanged by the holder for an additional $9.1 million aggregate principal of our 13.5% notes pursuant to the provision in our Articles of Amendment to Amended and Restated Articles of Incorporation which allows the holder to exchange all of the Series E preferred stock for our 13.5% notes. There were no conversions of Series E preferred stock into common stock prior to this exchange. At issuance, the Series E preferred stock was classified as mezzanine equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities since it becomes redeemable at the option of the holder in April 2011; however, due to the quasi-liability nature of our Series E preferred stock which had similar terms to those of our 13.5% notes, the exchange was accounted for pursuant to the provisions of EITF 96-19. The exchange did not result in an extinguishment of our Series E preferred stock in substance and accordingly, an increase in the fair value of the embedded conversion option of approximately $0.4 million was recorded as a reduction of the carrying value of the 13.5% notes through the debt discount pursuant to the provision of EITF 06-6, Debtor’s Accounting for a Modification or Exchange of Convertible Debt Instruments. Upon exchange, the additional embedded derivative related to the conversion option of approximately $7.0 million, inclusive of $1.1 million which was initially recorded in equity as a beneficial conversion feature relating to the conversion price of our Series E preferred stock, and the resulting debt discount of $5.9 million were recorded.

The estimated fair value of the conversion option derivative liability will be adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the period ended June 30, 2008 was $20.0 million and is included in gain on derivative liabilities, net. At June 30, 2008, the fair value of the derivative was $14.2 million, which was recorded in 13.5% convertible senior notes.

The total debt discount of $38.0 million recognized from the respective accounting above and the issuance costs related to the transaction of approximately $3.1 million are being accreted over the six-year life of the notes as additional interest expense using the effective interest rate method. We recorded interest expense related to the debt discount and issuance costs of approximately $23.5 million and $1.7 million, respectively, for the six months period ended June 30, 2008, primarily related to accelerated accretion due to note conversions.

As of June 30, 2008, a total of $27.6 million of our 13.5% notes had been converted into approximately 34.9 million shares of common stock. In connection with the conversion of the notes, we made make-whole interest payments of approximately $22.4 million. As of June 30, 2008, approximately $14.1 million is included in restricted cash and is being held in an escrow account to fund any potential remaining make-whole payments related to the 13.5% notes.

In July 2008, as described in Note 4. Series B Unit Purchase Warrant, we entered into a Second Amendment of the Securities Purchase Agreement and Series B Unit Purchase Warrant with the holder, pursuant to which one half of the remaining original exercise amount ($44.5 million) of the B Unit Warrant was exercised in July 2008 and a portion of the proceeds from the issuance of $22.25 million principal of our 18.33% notes thereunder were used to repurchase approximately $8.76 million of our 13.5% notes and 5,506,329 of related warrants. The other half of the remaining original exercise amount shall be exercised no later than August 25, 2008 and a portion of those proceeds will be used to repurchase the remaining $8.76 million principal of our $13.5% notes and 5,506,329 of related warrants. Pursuant to that amendment, the aggregate exercise amount of the B Unit Warrant was also increased to allow for the exercise of up to an additional $44.5 million of convertible debt and warrants upon the mutual agreement of the Company and the holder of the B Unit Warrant at a future date, contingent on the satisfaction of certain regulatory requirements.

As of August 18, 2008, $22.3 million principal of our 18.33% notes were converted into approximately 28.2 million shares of our common stock.

15% Convertible Senior Notes

In June 2008, following the first amendment of the B Unit Warrant to increase the interest rate on the notes to be issued thereunder and in connection with the exercise of the B Unit Warrant, as described further in Note 4, Series B Unit Purchase Warrant, we issued $23.0 million aggregate principal amount of our 15% notes. We recorded issuance costs related to the 15% notes of approximately $1.2 million which are recorded in other assets and are being amortized to interest expense using the effective interest method over the three-year life of the notes. Upon exercise of the B Unit Warrant, we also issued an additional A Warrant to purchase 14,556,962 shares of common stock at an exercise price of $0.95 per share. The A warrants became exercisable and the 15% notes became convertible upon shareholders’ approval to increase the authorized shares of common stock in June 2008. The warrants will expire on June 19, 2013. Net proceeds from the 15% notes issuance were approximately $11.5 million after taking into account $10.4 million of restricted cash held in escrow to fund potential make-whole payments as described below.

The notes are due June 12, 2011 with interest payable semi-annually in May and November. The notes are convertible, at the option of the holder, into shares of our common stock at any time after the authorized share approval and on or prior to maturity or repurchase at an initial conversion price of $0.79 per share, which is subject to adjustments in certain circumstances. This conversion price is equivalent to 1,265.82 shares of common stock per $1,000 principal amount of the notes. Subject to certain conditions, the notes will automatically convert if, at any time after June 12, 2009 and on or prior to June 12, 2011, the closing price of the common stock has exceeded 200% of the conversion price then effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change of control, the holder can require us to repurchase the notes at 100% of their principal amount for cash, plus accrued and unpaid interest due up to, but not including repurchase date. In addition, upon any conversion, we are required to pay the holder of the notes a make-whole interest payment equal to $450 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

As of June 30, 2008, there had been no conversions of our 15% notes into common stock, and accordingly no make-whole payments had been made. Approximately $10.4 million is included in restricted cash and is being held in an escrow account to fund any potential remaining make-whole payments related to the 15% notes.

The conversion option of the 15% notes represents an embedded derivative which requires bifurcation from the underlying notes in accordance with SFAS 133 since the 15% notes are deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception due to the make-whole interest provision.

At the issuance of the 15% notes, the embedded conversion option was estimated to have a fair value of approximately $4.6 million. The resulting debt discount of approximately $4.6 million along with the discount resulting from allocation of proceeds to the A Warrant of approximately $1.4 million is being accreted over the three year life of the notes as additional interest expense using the effective interest method. We recorded interest expense of approximately $0.1 million for the period ended June 30, 2008. The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. The estimated fair value of the derivative liability for the period ended June 30, 2008 increased by approximately $0.1 million and is included in gain on derivative liabilities, net. At June 30, 2008, the fair value of the derivative was approximately $4.7 million, which was recorded in 15% convertible senior notes.

9% Convertible Senior Notes

In March 2008, we issued approximately $51.7 million aggregate principal amount of our 9% notes. The notes are due March 4, 2012 with interest payable semi-annually in March and September. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or repurchase at an initial conversion rate of 709.22 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $1.41 per share. We recorded issuance costs related to the 9% notes of approximately $2.3 million which are recorded in other assets and are being amortized to interest expense using the effective interest method over the four-year life of the notes. We also issued warrants to purchase an additional 7,326,950 shares of common stock at an exercise price of $1.41 per share. Additionally, in connection with the issuance, certain existing holders of our Series A, B, C and D convertible preferred stock converted their shares of preferred stock into approximately 4.1 million shares of common stock, induced by an aggregate cash payment of approximately $16.2 million, which is recorded as deemed dividends in the current period pursuant to the provisions of EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. Net proceeds from the 9% notes issuance were approximately $33.1 million after deducting the cash inducement and related issuance costs. In addition, $13.9 million of this amount was restricted and held in escrow to fund potential make-whole payments as described below. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

As of June 30, 2008, a total of $40.8 million of our 9% notes had been converted into approximately 29.0 million shares of common stock. In connection with the conversion of the notes, we had make-whole interest payments of approximately $11.0 million, of which $0.8 million was accrued as of June 30, 2008. In addition, in connection with the issuance of our 13.5% notes in April 2008, $5.3 million of the 9% notes and 744,682 of related warrants were cancelled. In connection with this cancellation, approximately $1.4 million of restricted cash was released to us from escrow. As of June 30, 2008, approximately $2.3 million is included in restricted cash and is being held in an escrow account to fund any potential remaining make-whole payments related to the 9% notes.

The interest make-whole provision along with the conversion option of the 9% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes. At the issuance of the 9% notes, the embedded derivative was estimated to have a fair value of approximately $13.0 million. The resulting discount, along with the discount resulting from allocation of proceeds to stock warrants of $3.4 million, is being accreted over the life of the notes as additional interest expense using the effective interest method. We recorded interest expense of $3.8 million and $13.0 million for the three and six month periods ended June 30, 2008, respectively, primarily related to accelerated accretion due to note conversions. The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the three and six month periods ended June 30, 2008 was a gain of $0.1 million and $11.8 million, respectively, and is included in gain on derivative liabilities, net. At June 30, 2008, the fair value of the derivative was $0.2 million, which was recorded in 9% convertible senior notes. In connection with the exchange of $5.3 million of our 9% notes which were exchanged for units of our 13.5% notes and other securities in April 2008, we recognized a loss of approximately $3.3 million, which includes unamortized debt discount and fair value of the embedded derivative related to the exchanged notes of $1.7 million and $1.0 million, respectively. This loss was included in loss on exchange of convertible notes for both the three and six month periods ended June 30, 2008

7.5% Convertible Senior Notes

The interest make-whole provision along with the automatic conversion provision of the 7.5% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $0.1 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively and $0.2 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively. The expense recorded for the three and six months ended June 30, 2007 was primarily related to accelerated accretion due to note conversions. The change in the estimated fair value of the derivative liability was $0.9 million and $3.6 million for the three and six months ended June 30, 2007, respectively and was included in gain on derivative liabilities, net. As of June 30, 2008 and December 31, 2007, there was no value assigned to the derivative liability and accordingly, there was no gain or loss related to the change in fair value recorded for the three or six months ended June 30, 2008.

For the three and six months ended June 30, 2007, $7.4 million and $15.3 million of our 7.5% notes were converted into 0.9 million and 1.8 million shares of common stock, respectively. In connection with the conversion of $6.2 million of these notes during the three months ended March 31, 2007 and $7.4 million of our 7.5% notes on April 2, 2007, we made discretionary interest make-whole payments of approximately $2.3 million which is included in make-whole interest expense for the six months ended June 30, 2007. There was no make-whole interest expense for the three months ended June 30, 2007.

6.75% Convertible Senior Notes

The interest make-whole provision along with the conversion option of the 6.75% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $20,000 for the three months ended June 30, 2008 and 2007 and interest expense of $40,000 for the six months ended June 30, 2008 and 2007. The estimated fair value of the derivative liability was approximately $0.1 million at June 30, 2008 and December 31, 2007 and was recorded in 6.75% convertible senior notes. The change in the estimated fair value for the three months ended June 30, 2008 and 2007 was $19,000 and $26,000, respectively, and was $41,000 and $53,000 for the six months ended June 30, 2008 and 2007. These amounts were included in gain on derivative liabilities, net.

5.75% Convertible Senior Notes

In accordance with the provisions in EITF 96-19, our 5.75% convertible senior notes were initially recorded at fair value. The resulting discount relating to the difference between the face value and the fair value is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively.

During the three and six months ended June 30, 2008, approximately $0.3 million of our 5.75% convertible senior notes were converted into approximately 83,000 shares of our common stock.

5.75% Convertible Subordinated and Senior Subordinated Notes

In February 2008, $150,000 of our 5.75% convertible subordinated notes and approximately $8.9 million of our 5.75% convertible senior subordinated notes were cancelled in exchange for approximately 0.1 million and 6.7 million shares of our common stock, respectively. The exchange was accounted for in accordance with provisions in Accounting Principles Board No. 26, Early Extinguishment of Debt and FTB 80-1. We recorded a loss on the exchange of approximately $2.3 million attributed to the difference between the reacquisition price and the net carrying amount of the extinguished notes, including a write-off of approximately $14,000 of unamortized issuance costs relating to the extinguished notes.

In June 2008, the remaining outstanding amount of these notes reached maturity and we made a cash payment of approximately $11.0 million to repay the outstanding balance, including accrued interest.

4.	Series B Unit Purchase Warrant

As described in Note 3, Convertible Notes, a B Unit Warrant was issued with our 13.5% notes and other financial instruments in April 2008. At issuance, the B Unit Warrant consisted of a warrant to purchase 67,500 units consisting of 12.5% Convertible Senior Notes with an exercise price equal to $1,000 per unit and an additional A Warrant at an exercise price of $0.95 per share.

We considered guidance in SFAS 133, SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,

and determined that the B Unit Warrant is a liability instrument that is marked to fair value with changes in value recognized through earnings at each reporting period. At the issuance, we estimated the fair value of the B Unit Warrant to be approximately $21.3 million.

In June 2008, we entered into an Amendment to the Securities Purchase Agreement and Series B Unit Purchase Warrant with the holder, which provided for an increase in interest rate of the convertible notes issuable upon exercise of the B Unit Warrant from 12.5% to 15% and also required $23.0 million of partial exercise of the B Unit Warrant. The amendment constituted a modification of terms and accordingly, the increase of approximately $2.3 million in the fair value of the B Unit Warrant immediately before and after the modification was expensed in the current period. Subsequent to the modification, $23.0 million of the B Unit Warrant was exercised by the holder, resulting in issuance of $23.0 million aggregate principal amount our 15% notes and an additional A warrant to purchase 14,556,962 shares of common stock at an exercise price of $0.95 per share. The exercise of the B Unit Warrant resulted in a premium to our 15% notes of approximately $3.8 million, which is recorded in equity pursuant to paragraph 18 of APB Opinion 14. Additionally, beneficial conversion charges related to the conversion price of the underlying securities were calculated in accordance with Issue 14 of EITF 00-27. Since the amount of deemed proceeds exceeded the fair value of common stock into which the underlying instruments can be converted, no beneficial conversion charges were recognized.

The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. As of June 30, 2008, the remaining B Unit Warrant was estimated to have a fair value of approximately $8.3 million. The change in the estimated fair value of the B Unit Warrant for the period ended June 30, 2008 was $9.2 million and is included in gain on derivative liabilities, net.

In July 2008, we entered into a Second Amendment of Securities Purchase Agreement and Series B Unit Purchase Warrant with the holder, which provided for an increase in interest rate of the convertible notes issuable upon exercise of the B Unit Warrant from 15% to 18.33%. In addition, the July 2008 amendment also amended the exercise price of the A Warrants issued in connection with the 13.5% notes and certain of the A Warrants to be issued under the B Unit Warrant from $0.95 per share to $0.79 per share. The B Unit Warrant was also amended to increase its aggregate exercise price to $112 million and to require the partial exercise in two closings of equal amounts of $22.5 million in July and August 2008. The remaining $44.5 million in aggregate exercise price can only be exercised by mutual agreement of the holder and us and is contingent on the satisfaction of certain regulatory requirements.

5.	Convertible Preferred Stock

During the six months ended June 30, 2008, the following amount of shares of our convertible preferred stock were converted into the following number of shares of our common stock in connection with the issuance of our 9% convertible senior notes:

	Shares of Preferred Stock Converted	Shares of Common Stock Issued
Series A 3% convertible preferred stock	6,300	941,703
Series B 3% convertible preferred stock	10,162	1,509,948
Series C 3% convertible preferred stock	2,000	512,820
Series D 7% convertible preferred stock	3,000	1,148,324

There were no conversions of preferred stock during the three months ended June 30, 2008. As of June 30, 2008 and December 31, 2007, we had $108,000 and $252,000, respectively, in dividends accrued for our Series A, B, C and D convertible preferred stock which is included in accrued expenses.

For the six months ended June 30, 2007, we recorded a beneficial conversion feature charge related to the effective conversion price for the Series A preferred stock of approximately $2.6 million. For the three and six months ended June 30, 2007, we recorded a beneficial conversion feature charge related to the effective conversion price for the Series B preferred stock of approximately $1.8 million. These were recorded as dividends and are included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

Certain triggering events will cause our Series A, B, C and D convertible preferred stock to become redeemable. For more information regarding the triggering events, see Note 7, Convertible Preferred Stock, to our consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K that was filed with the Securities and Exchange Commission on March 26, 2008.

6.	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards under SFAS 123(R) for the three and six months ended June 30, 2008 and 2007, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$271	$123	$529	$312
Selling, general and administrative	748	113	1,381	242

Stock-based compensation expense included in operating expenses	$1,019	$236	$1,910	$554

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rates	2.9%	4.9%	2.9%	4.7%
Expected dividend yield	None	None	None	None
Expected life (in years)	2.8	2.8	2.8	3.5
Expected volatility	79%	76%	79%	76%

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

7.	Financing Agreement

In January 2008, we sold 800,000 shares to Société Générale under our Step-Up Equity Financing Agreement. These shares were sold in a registered offering at an issue price of €1.07, or approximately $1.59, per share and we received gross proceeds of approximately $1.3 million. Per the agreement, we were required to pay an amount equal to 3.5% of the selling price, or approximately $44,000. In addition, we incurred other issuance costs of approximately $31,000. Net proceeds from the issuance were approximately $1.2 million.

In June 2008, we received notice from counsel for Société Générale asserting that the agreement was terminated by Société Générale effective June 6, 2008 on the basis that the going concern statement included in our Annual Report on Form 10-K, as well as the notice we received from Nasdaq on April 16, 2008 regarding our failure to comply with the minimum price requirements under the listing requirements of the Nasdaq Global Market, constitute a material adverse change under the agreement, permitting Société Générale to terminate the agreement. Upon receipt of this notice, we wrote-off capitalized offering costs of $2.4 million, including costs associated with this agreement as well as costs related to the Italian Listing Prospectus that was published in January 2008 as an Italian regulatory requirement to issue shares under this agreement. These amounts were expensed due to significant uncertainty regarding our ability to pursue further financings under the agreement. However, notwithstanding the write-off, we disagree with Société Générale’s allegations that such events permit Société Générale to terminate the agreement and we are reviewing our options to cause Société Générale to continue to provide financing under the agreement. However, there can be no assurance that Société Générale will do so.

8.	Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe and, in conjunction with this, we vacated a portion of our laboratory and office facilities and recorded excess facilities charges.

The following table summarizes the changes in the liability for restructuring activities during the six months ended June 30, 2008 (in thousands):

	Excess Facilities Charges	Employee Separation Costs
Balance at December 31, 2007	$1,547	$9
Adjustments	102	1
Payments	(397)	(10)

Balance at June 30, 2008	$1,252	$—

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we have vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded restructuring charges in 2005 when we ceased using this space. The liability is calculated as the present value of total lease commitments, net of any estimated sublease income. We recorded additional restructuring expense of approximately $32,000 for the three months ended June 30, 2008 and reversed expenses of approximately $10,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007 we recorded additional restructuring expense of approximately $102,000 and $22,000, respectively. These amounts are included in selling, general and administrative expense. These additional charges were due to changes in our estimate of the timing and amount of cash flows related to these excess facilities as well as adjustments due to the passage of time. We will periodically evaluate our existing needs and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges. As of June 30, 2008 and December 31, 2007 respectively, approximately $0.4 million and $0.5 million of the liability for restructuring activities is included in current portion of long-term obligations and approximately $0.9 million and $1.0 million is included in long-term obligations, less current portion.

9.	Legal Proceedings

Based on language (the “Disputed Language”) contained in the Articles of Amendment to the Company’s Articles of Incorporation (the “Amendments”) filed in connection with the issuance of the Company’s Series A, Series B and Series C Convertible Preferred Stock (the “Preferred Stock”), certain holders thereof (the

“Shareholders”) asserted a right to consent (or not) to the transactions contemplated by the Exchange Agreements entered into by the Company and certain holders of its then existing convertible debt on December 12, 2007 (the “Exchange”). The Company is of the view that inclusion of the Disputed Language in the Amendments constitutes a scrivener’s error without legal force or effect, and filed Articles of Correction with the Secretary of State of Washington in accordance with Section 23B.01.240 of the Revised Code of Washington. On January 2, 2008, Tang Capital Partners LP (“Tang”) filed a civil action in the United States District Court for the Southern District of New York in which Tang alleged that the Company breached a Securities Purchase Agreement, executed on or about April 16, 2007 in connection with the issuance of Series B Preferred Stock. Tang alleges that the Company’s filing of Articles of Correction to the Articles of Amendment to the Amended and Restated Articles of Incorporation on or around December 11, 2007, materially and adversely altered the powers, preferences or rights conferred through its Securities Purchase Agreement, thereby constituting a Triggering Event, and as a result, Tang is entitled to redemption of its Preferred Stock in consideration for 130% of its Stated Value, plus other available relief, if any. Another holder of Preferred Stock, Enable Capital Management LLC (“Enable”), filed a lawsuit on January 23, 2008 in the Supreme Court of the State of New York with similar claims to the Tang action. On March 21, 2008, Enable filed an amended complaint, asserting an additional claim against CTI for breach of contract and breach of the covenant of good faith and fair dealing. Enable alleges that on or about March 4, 2008, CTI committed a further breach of its obligations by offering and/or paying consideration to certain holders of CTI preferred stock to induce those holders to convert their preferred stock into common stock without making the same offer to Enable. Additional holders of our preferred stock may assert claims similar to those asserted by Tang and Enable. On May 5, 2008, RHP Master Fund, Ltd. (“RHP”), a holder of CTI’s Series A Preferred Stock filed suit in the United States District Court for the Southern District of New York against the Company and certain officers and directors alleging breach of contract and violation of Washington Business Corporation Act by CTI and breach of fiduciary duty by the officer and director defendants. RHP alleges claims similar to those raised in Enable’s amended complaint, namely that CTI breached its obligations to RHP by offering and paying consideration to certain holders of CTI Series A Preferred Stock to induce those holders to convert their preferred stock into common stock as part of the March 4, 2008 financing transaction without making the same offer to RHP. Following the filing of a motion to dismiss the complaint by the officer and director defendants, RHP filed an amended complaint on July 31, 2008. The amended complaint asserts the same causes of action as the original complaint. CTI disputes each of the claims asserted against it and intends to defend itself vigorously. At this time, we are not able to make a determination whether the likelihood of an unfavorable outcome is probable or remote.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by the Company in connection with our above referenced USAO investigation, defense and settlement of claims by the government concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed CTI’s claims against The Lash Group. The parties have completed production of documents and fact witness depositions, and served expert reports. On June 19, 2008, the trial court entered judgment dismissing CTI’s claims for indemnification against The Lash Group on the legal ground that all False Claims Act (“FCA”) defendants are legally barred from filing such claims, notwithstanding that there has been no finding that the defendant engaged in any wrongdoing, and notwithstanding that the party sued may have been directly responsible for the conduct at issue in the FCA as a result of its erroneous advice, negligent services, and its own false and misleading statements about reimbursement to the government and physicians. CTI disagrees with the Court’s legal conclusion that negligent consultants may not be sued for indemnification pursuant to the express language of their contracts, and on July 19, 2008, CTI filed a Notice of Appeal with the Ninth Circuit Court of Appeals. CTI will seek a ruling that no law prohibits a defendant who settles FCA claims with the government from pursuing meritorious claims for contractual indemnification from responsible consultants. If successful, CTI intends to return to the United States District Court for trial, and seek more than $20 million in damages for liabilities and business losses that CTI contends were caused by Lash’s negligent or reckless advice and its misleading communications concerning Medicare’s obligation to reimburse doctors for TRISENOX. There is no guarantee that CTI will prevail in its appeal or at trial.

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX® (arsenic trioxide). We made the settlement payment of $10.6 million in April 2007. The settlement agreement did not address separate claims brought against the Company by the private party plaintiff. The private party plaintiff filed a petition for attorney’s fees and costs in the approximate amount of $1.2 million on July 31, 2008. CTI intends to oppose this petition. There is no guarantee that CTI will partially or wholly prevail in opposing the petition for fees. At this time, no estimate of loss can be made.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

10.	Subsequent Events

On July 29, 2008, we entered into a Securities Purchase Agreement with Midsummer Investment, Ltd., or Midsummer. Pursuant to the purchase agreement, we issued to Midsummer a warrant to purchase up to the lesser of $12,000,000 in shares of our common stock or the number of shares of common stock equal to 19.9% of our outstanding common stock on July 29, 2008 (the warrant), in order to effectuate an equity line of credit relationship. Following a commencement notice by us, Midsummer will be obliged to (subject to customary conditions applicable to each respective closing) exercise the warrant every three trading days for an amount of stock measured by a formula based on the trading volume of our common stock on the Milan stock exchange, or MTA, during the three trading days prior to the closing date (the pricing period), with the issuance amount not to exceed the lesser of 15% of our trading volume on the MTA on each trading day or 20% of the volume on the MTA for the preceding trading day during the pricing period, and the price per share for such issuance will be 85% of the volume weighted average price of our shares on the MTA for the pricing period. The Securities Purchase Agreement was amended on August 6, 2008 to provide that the issuance amount for each subsequent pricing period would be equal to the sum for the three prior trading day of 15% of our trading volume on the MTA for the respective trading day, with no additional limitation based on the prior day’s trading volume.

Pursuant to the purchase agreement, we are deemed to have issued a commencement notice upon the signing of the purchase agreement such that the first closing date under the agreement was August 4, 2008. Under the terms of the deemed commencement notice, additional closings have occurred and will (subject to customary closing conditions) continue to occur every three trading days until the first to occur of the warrant being exercised for the full $12,000,000, the issuance to Midsummer of 27,812,606 shares or the suspension of current exercises of the warrant at our discretion. We can choose to reactivate the equity line of credit following any such suspension until the warrant has been exercised in full.

Through August 18, 2008, we issued 7,467,771 shares and received approximately $2.1 million in gross proceeds under this agreement.

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

We are also developing OPAXIO for women with pre-menopausal levels of estrogen who have advanced NSCLC with normal or poor performance status. The basis for this clinical study was in part related to a pooled analysis of STELLAR 3 and 4 phase III trials for treatment of first-line NSCLC patients who have PS2, which we believe demonstrates a statistically significant survival advantage among women receiving OPAXIO when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of OPAXIO and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR 3 and 4 trials. In December 2005, we initiated a phase III clinical trial, known as the PIONEER, or PGT305, study, for OPAXIO as first-line monotherapy in PS2 women with NSCLC. In December 2006, we agreed with the recommendation of the Data Safety Monitoring Board to close the PIONEER lung cancer clinical trial due, in part, to the diminishing utility of the PIONEER trial given our plans to submit a new protocol to the U.S. Food and Drug Administration, or FDA. In early 2007, we submitted two new protocols under a Special Protocol Assessment, or SPA, to the FDA. The new trials, known as PGT306 and PGT307, focus exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. We believe the lack of safe and effective treatment for women with advanced first-line NSCLC who have pre-menopausal estrogen levels represents an unmet medical need. We initiated the PGT307 trial in September 2007. Although the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of OPAXIO in the NSCLC setting, we believe that compelling results from a single trial, PGT307, along with supporting evidence from prior clinical trials, may enable us to submit a new drug application, or NDA, in the United States. In early 2008, we limited enrollment on the PGT307 study to U.S. sites only, until either approval of the MAA by the EMEA or until positive results from the GOG0212 trial of OPAXIO for first-line maintenance therapy in ovarian cancer, as discussed below, are reported.

We are also developing OPAXIO as potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, known as GOG0212, is under the control of the Gynecologic Oncology Group and is expected to enroll 1,100 patients by early 2012. A potential interim analysis, based on the number of events in the database, is planned for late 2009 and, if successful, could lead to an NDA filing in 2010.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL. An interim analysis of our ongoing phase III study of pixantrone, known as the EXTEND or PIX301 study, was performed by the independent Data Monitoring Committee in the third quarter of 2006. Based on their review, the study continued. In September 2007, we announced that we had reduced the enrollment target and decided to conduct a full analysis of the EXTEND trial, instead of an interim analysis as previously planned. In March 2008, we completed enrollment of approximately 140 patients in the EXTEND trial, 101 of whom are currently evaluable according to Histological Intent to Treat, or HITT, criteria. An analysis of the data is expected in the second half of 2008 and, if final study results are adequate, we could submit an NDA with the FDA in early 2009 with potential approval in the second half of 2009. The FDA agreed that randomized safety data from the RAPID study (CHOP-R vs. CPOP-R) could be used to support the EXTEND results in an NDA submission for pixantrone. The RAPID, or PIX203, study is a phase II study in which pixantrone is substituted for doxorubicin in the CHOP-R regimen compared to the standard CHOP-R regimen in patients with previously untreated diffuse large B-cell lymphoma. An interim analysis of the RAPID study was reported in July 2007. The interim analysis of the study showed that to date a majority of patients on both arms of the study achieved a major objective anti-tumor response (complete response or partial response). Patients on the pixantrone arm of the study had clinically significant reductions in the incidence of severe heart damage, infections, and thrombocytopenia (a reduction in platelets in the blood) as well as significant reduction in febrile neutropenia. In early 2008, we closed enrollment on the RAPID trial because we had adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin.

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

We are developing brostallicin, which is a small molecule, anti-cancer drug with a novel, unique mechanism of action and composition of matter patent coverage, through our wholly owned subsidiary, Systems Medicine, LLC, or SM. Data in more than 200 patients treated with brostallicin in phase I/II clinical trials reveal evidence of activity in patients with refractory cancer and patient/physician-friendly dosage and administration. A phase II study of brostallicin in relapsed/refractory soft tissue sarcoma met its pre-defined activity and safety hurdles and resulted in a first-line phase II study that is currently being conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and data from that trial is expected to be available for analysis as early as early 2009. Additionally, we initiated a phase II myxoid liposarcoma trial in 2007. Brostallicin also has demonstrated synergy with new targeted agents as well as established treatments in preclinical trials; consequently, we have begun a multi-arm combination study with brostallicin and other agents, including Avastin (bevacizumab). This study is being conducted in conjunction with U.S. Oncology at multiple sites in the United States with the first combinations expected to be completed in 2008.

We are developing Zevalin for additional indications. Zevalin is a form of cancer therapy called radioimmunotherapy. Zevalin is a CD20-directed, radiotherapeutic antibody indicated as part of the therapeutic regimen for treatment of relapsed or refractory, low-grade or follicular B-cell NHL, including patients with rituximab refractory follicular NHL. It was approved by the FDA in February 2002 as the first radioimmunotherapeutic agent for the treatment of NHL. At the American Society of Hematology meeting in December 2007, Bayer Schering, which holds the rights to Zevalin outside of the United States, published the results of their Phase III first-line indolent NHL trial of Zevalin, known as the FIT trial. In April 2008, based on these results, Bayer Schering received approval from the European Medicines Commission for use of Zevalin in consolidation therapy after remission induction in previously untreated patients with follicular lymphoma We were able to obtain access to the data from the FIT trial under the Access Agreement that we entered into with Bayer Schering in June 2008. Under the terms of the agreement, we made an initial payment of $2.0 million and beginning January 1, 2009, we will also pay royalties on net product sales until an aggregate of $11.5 million in royalties has been paid. We currently have a meeting scheduled in September 2008 with the FDA to discuss the potential filing of a supplemental biologics license application, or sBLA, for use of Zevalin in consolidation therapy of first remission in advanced stage follicular NHL. If the data is suitable for FDA filing we plan to submit an sBLA in the second half of 2008. If this sBLA is approved by the FDA we are obligated to make an additional payment of $3.0 million to Bayer Schering under the terms of the Access Agreement. We also intend to file an sBLA to remove the requirement for a biodistribution scan from the Zevalin label in 2008.

We are currently focusing our efforts on Zevalin, OPAXIO, pixantrone and brostallicin. As of June 30, 2008, we had incurred aggregate net losses of approximately $1.2 billion since inception. We expect to continue to incur additional operating losses for at least the next couple of years.

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

Our 6.75% convertible senior notes, or 6.75% notes, contain a feature that provides for a make-whole payment upon any conversion of these notes. The payment is equal to the interest on the debt over its term, or $337.50 per $1,000 principal amount of the notes, less any amounts paid prior to the date of the conversion upon any conversion of these notes. This make-whole feature along with the conversion option represents an embedded derivative which is required to be accounted for separately from the related debt securities. The fair value of this derivative is calculated based on a discounted cash flow model.

Our 7.5% convertible senior notes, or 7.5% notes, include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. The payment is equal to $225 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of automatic conversion or repurchase. This make-whole feature along with the automatic conversion option also represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and estimated time to expiration of the make-whole feature. As of December 31, 2006, we determined that we would make additional discretionary make-whole payments to certain investors during 2007. These additional payments constituted modifications to the terms of the agreement and were included in the valuation model as of December 31, 2006. All additional planned discretionary make-whole payments were made during the three months ended March 31, 2007.

Our 9% convertible senior notes, or 9% notes, include a feature that calls for a make-whole payment upon any conversion of these notes. The payment is equal to the interest on the debt over its term, or $270 per $1,000 principal amount of the notes less any interest amounts paid prior to the date of conversion. This make-whole feature along with the conversion option also represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and estimated time to expiration of the make-whole feature.

Our 13.5% convertible senior notes, or 13.5% notes, include a feature that calls for make-whole payments upon any conversion of these notes. The payment is equal to the interest on the debt over its term, or $810 per $1,000 principal amount of the note less any interest amounts paid prior to the date of conversion. This make-whole feature also along with the conversion option represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and estimated time to expiration of the make-whole feature.

Our 15% convertible senior notes, or 15% notes, include a feature that calls for make-whole payments upon any conversion of these notes. The payment is equal to the interest on the debt over its term, or $450 per $1,000 principal amount of the note less any interest amounts paid prior to the date of conversion. This make-whole feature along with the conversion option also represents an embedded derivative that must be accounted for separately from the related debt securities. The fair value of this derivative is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility, and estimated time to expiration of the make-whole feature.

Changes in the estimated fair value of the derivative liabilities related to our 6.75%, 7.5% and 9%, 13.5% and 15% notes are included in gain on derivative liabilities and will be remeasured at the end of each reporting period until the relevant feature expires or all of the relevant notes are converted or repurchased.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 and 2007

Product sales. Product sales for the three months ended June 30, 2008 relate to Zevalin, our commercial product acquired from Biogen in December 2007. We had no product sales during the comparable period in 2007.

License and contract revenue. License and contract revenue for the three months ended June 30, 2008 and 2007 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Cost of product sold. Cost of product sold for the three months ended June 30, 2008 relates to sales of Zevalin and consists primarily of contractual royalties on product sales in addition to cost of product sold to customers. There was no cost of product sold during the comparable period in 2007 as we acquired Zevalin in December 2007.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Compounds under development:
Pixantrone	$3,765	$3,666
OPAXIO	1,616	6,003
Brostallicin	1,784	—
Zevalin	1,001	—
Other compounds	68	52
Operating expenses	7,177	6,093
Discovery research	446	702

Total research and development expenses	$15,857	$16,516

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for OPAXIO, pixantrone, brostallicin and Zevalin are approximately $216.4 million, $46.6 million, $7.3 million and $2.3 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin and Zevalin prior to our acquisitions of SM and Zevalin in July and December 2007, respectively, are also excluded from this amount.

Research and development expenses decreased to approximately $15.9 million for the three months ended June 30, 2008, from approximately $16.5 million for the three months ended June 30, 2007. Pixantrone costs remained relatively flat due to an increase in manufacturing activity offset by decreases in clinical development activity primarily due to a decrease in enrollment in our RAPID and EXTEND trials as well as the closure of our PIX303 clinical trial in the fourth quarter of 2007. In early 2008, we closed enrollment on the RAPID trial based on adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. In September 2007, we announced that we reduced the enrollment target for the EXTEND trial and decided to conduct a full analysis, instead of an interim analysis as previously planned. We closed the PIX303 trial based on, among other considerations, our plans to refocus the Company’s resources on obtaining pixantrone approval based on the EXTEND phase III trial before making additional substantial investments in alternative indications for pixantrone, as well as the changing competitive landscape in second line follicular NHL. Costs for our OPAXIO program decreased primarily due to our PGT307 trial, which was reduced in scope to U.S. sites only in early 2008, reduced costs associated with our PIONEER trial, which was suspended and closed in the fourth quarter of 2006 and incurred certain wrap-up costs in the first half of 2007, as well as a decrease in manufacturing activity. Costs incurred for brostallicin resulted from our acquisition of SM in July 2007 and are primarily due to clinical development activities related to phase I and phase II studies. Zevalin costs resulted from our acquisition of the product in December 2007 and primarily relate to clinical development activity. Operating expenses increased primarily due to an increase in foreign currency rates associated with our Italian operations, personnel costs associated with the acquisition of SM in July 2007 and an increase in advisory services related to clinical and quality activities.

Our lead drug candidates, OPAXIO, pixantrone and brostallicin are currently in clinical trials, and we are developing Zevalin for additional indications. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMEA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Our bisplatinates and HIF1-a drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

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

Due to the acquisition of Zevalin, we expect to incur additional costs associated with the implementation of sales and marketing support of Zevalin. While we were able to negotiate access to Bayer Schering’s data from recently published results of their Phase III first line indolent trial of Zevalin, known as the FIT trial, if the results of the trial prove to be inadequate for us to submit an sBLA for expanded approved indications of Zevalin, we will need to perform additional clinical trials of our own in order to seek label expansions of Zevalin. In addition, under the terms of the access agreement, we made an initial payment to Bayer Schering of $2.0 million and beginning January 1, 2009, we will also pay royalties on net product sales until an aggregate of $11.5 million in royalties has been paid. An additional payment of $3.0 million will be made upon FDA approval of an sBLA for Zevalin based on the FIT trial results. We do not expect revenue generated from sales of Zevalin will be enough to fund our company-wide ongoing research, development, and operations for the next couple of years. We anticipate that funding to support our ongoing research, development and general operations will primarily come from public or private debt or equity financings, collaborations, milestones and licensing opportunities from current or future collaborators.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $11.5 million for the three months ended June 30, 2008, from approximately $7.6 million for the three months ended June 30, 2007. This is due to an increase of $1.8 million in sales and marketing expenses due to the acquisition of Zevalin in December 2007 and subsequent expansion of our sales force. Legal expense increased approximately $1.0 million primarily due to our claim against the Lash Group, Inc. and Documedics Acquisition Co., Inc. There was also an increase in stock-based compensation of approximately $0.6 million for the period. In addition, we incurred $0.6 million in legal and consulting fees associated with the potential spin-off of certain assets in connection with the planned establishment of a separate joint venture. We expect to receive reimbursement for these fees in the event of the formation and capitalization of the new entity. We expect selling, general and administrative expenses to continue to increase in 2008 as compared to 2007 due to sales and marketing activities related to Zevalin.

Amortization of purchased intangibles. Amortization for the three months ended June 30, 2008 increased to approximately $0.5 million from approximately $0.2 million for the three months ended June 30, 2007 primarily due to the amortization of intangible assets acquired in connection with our acquisition of Zevalin in December 2007 as well as accelerated amortization on the workforce intangible related to our Italian operations.

Investment and other income. Investment and other income for the three months ended June 30, 2008 decreased to approximately $0.1 million as compared to $0.7 million for the three months ended June 30, 2007 primarily due to a lower average securities available-for-sale balance.

Interest expense. Interest expense increased to approximately $2.4 million for the three months ended June 30, 2008 from approximately $2.1 million for the three months ended June 30, 2007. This was due to an increase of approximately $1.0 million due to the issuance of our 5.75% convertible senior notes in December 2007 and our 9%, 13.5% and 15% notes during 2008. This was offset by a decrease of $0.7 million in interest expense on our 5.75% convertible subordinated and senior subordinated notes due to the exchange of approximately $36.1 million of these notes for our 5.75% senior notes in December 2007 and the cancellation of $9.1 million of these notes in exchange for shares of our common stock in February 2008. In addition, we repaid the remaining outstanding balance of these notes upon maturity in June 2008.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs increased to approximately $30.2 million for the three months ended June 30, 2008 from approximately $1.6 million for the three months ended June 30, 2007. This increase was primarily due to the accelerated amortization of issuance costs and debt discount related to conversions of our 13.5% notes issued in April 2008 and conversions and redemption of our 9% notes issued in March 2008. For the three months ended June 30, 2008, amortization of the debt discount related to our 13.5% and 9% notes was approximately $23.5 million and $3.8 million, respectively, while the amortization of debt issue costs was approximately $1.7 million and $0.6 million respectively. These increases were offset by a decrease of $1.2 million in amortization of the debt discount on our 7.5% notes primarily related to conversions of these notes during the three months ended June 30, 2007.

Foreign exchange gain (loss). The foreign exchange gain for the three months ended June 30, 2008 and 2007 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $25.6 million for the three months ended June 30, 2008 is related to $22.4 million in payments made upon the conversion of $27.6 million of our 13.5% notes and $3.2 million in payments made or accrued upon the conversion of $12.0 million of our 9% notes.

Gain on derivative liabilities, net. The gain on derivative liabilities of $31.4 million for the three months ended June 30, 2008 is primarily due to a gain of $22.3 million which represents the change in the fair value of the derivative liability related to the embedded conversion option on our 13.5% notes as well as a gain of $9.2 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant that was issued in connection with our 13.5% notes and Series E preferred stock financing. These gains were slightly offset by a loss of $0.1 million due to the change in the fair value of the derivative liabilities related to the embedded conversion option on our 15.0% notes. The amount of $0.9 million for the three months ended June 30, 2007 primarily represents the change in the estimated fair value of our derivative liability related to the interest make-whole provision on our 7.5% notes. While we had a derivative liability related to our 6.75% notes for each of these periods, the change in the estimated fair value was not significant.

Loss on exchange of convertible notes. The $3.3 million loss on exchange of convertible notes for the three months ended June 30, 2008 is due to the exchange of $5.3 million of our 9% notes for our 13.5% notes, Series E preferred stock and related warrants issued in April 2008.

Write-off of financing arrangement costs. The write-off of financing arrangement costs of $2.4 million for the three months ended June 30, 2008 is attributed to a write-off of offering costs associated with the Step-Up Equity Financing Agreement with Société Générale, including costs related to the Italian Listing Prospectus that was published in January 2008 as an Italian regulatory requirement to issue shares under this agreement. The write-off is primarily due to significant uncertainty regarding our ability to pursue further financings under the agreement.

Settlement expense. Settlement expense for the three months ended June 30, 2007 relates to interest accrued on the $10.5 million payment to the USAO for release of all claims in connection with the investigation of our marketing practices relating to TRISENOX and related matters. Interest was accrued from the date of reaching an agreement in principle with the USAO in the fourth quarter of 2006 and the payment was made in April 2007.

Six months ended June 30, 2008 and 2007

Product sales. Product sales for the six months ended June 30, 2008 relate to Zevalin. We had no product sales during the comparable period in 2007.

License and contract revenue. License and contract revenue for the six months ended June 30, 2008 and 2007 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Cost of product sold. Cost of product sold for the six months ended June 30, 2008 relates to sales of Zevalin and consists primarily of contractual royalties on product sales in addition to cost of product sold to customers. There was no cost of product sold during the comparable period in 2007 as we acquired Zevalin in December 2007.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Compounds under development:
Pixantrone	$6,133	$6,908
OPAXIO	3,258	10,676
Brostallicin	3,089	—
Zevalin	2,175	—
Other compounds	175	322
Operating expenses	15,781	12,759
Discovery research	1,101	1,137

Total research and development expenses	$31,712	$31,802

Research and development expenses decreased to approximately $31.7 million for the six months ended June 30, 2008, from approximately $31.8 million for the six months ended June 30, 2007. Pixantrone costs decreased primarily due to a decrease in enrollment in our RAPID and EXTEND trials as well as the closure of our PIX303 clinical trial in the fourth quarter of 2007. These decreases were offset by an increase in manufacturing activity. In early 2008, we closed enrollment on the RAPID trial based on adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. In September 2007, we announced that we reduced the enrollment target for the EXTEND trial and decided to conduct a full analysis, instead of an interim analysis as previously planned. We closed the PIX303 trial based on, among other considerations, our plans to refocus the Company’s resources on obtaining pixantrone approval based on the EXTEND phase III trial before making additional substantial investments in alternative indications for pixantrone, as well as the changing competitive landscape in second line follicular NHL. Costs for our OPAXIO program decreased primarily due to our PGT307 trial, which was reduced in scope to U.S. sites only in early 2008, reduced costs associated with our PIONEER trial which was suspended and closed in the fourth quarter of 2006 and incurred certain wrap-up costs in the first half of 2007, as well as a decrease in manufacturing activity. Costs incurred for brostallicin resulted from our acquisition of SM in July 2007 and are primarily due to clinical development activities related to phase I and phase II studies. Zevalin costs resulted from our acquisition of the product in December 2007 and primarily relate to clinical development activity. Operating expenses increased primarily due to an increase in foreign currency rates associated with our Italian operations, the acquisition of SM in July 2007, an increase in personnel costs related to severance charges incurred during the first quarter of 2008 related to our reduction in force and an increase in advisory services related to clinical and quality activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $22.7 million for the six months ended June 30, 2008, from approximately $15.7 million for the six months ended June 30, 2007. This increase is attributed to a $3.2 million increase in sales and marketing expenses due to the acquisition of Zevalin in December 2007 and subsequent expansion of our sales force. Our corporate development activities increased $1.4 million primarily due to financial and strategic advisory services. Legal expense increased $1.1 million primarily due to our claim against the Lash Group, Inc. and Documedics Acquisition Co., Inc. There was also an increase in stock-based compensation of approximately $1.1 million as well as an increase in compensation and benefits of $0.8 million primarily related to the acquisition of SM and an increase in severance costs incurred during the first quarter of 2008 related to our reduction in force. In addition, we incurred $0.7 million in legal and consulting fees associated with the potential spin-off of certain assets in connection with the planned establishment of a separate joint venture. We expect to receive reimbursement for these fees in the event of the formation and capitalization of the new entity. These increases were offset by a decrease of approximately $0.7 million in finance and administration expenses primarily related to a decrease in expenses associated with our shareholder meetings, our reverse stock split that occurred in 2007, and other external financial reporting activities as well as a $0.5 million decrease in depreciation costs related to our Italian operations.

Amortization of purchased intangibles. Amortization for the six months ended June 30, 2008 increased to approximately $0.9 million from approximately $0.4 million for the six months ended June 30, 2007 primarily due to the amortization of intangible assets acquired in connection with our acquisition of Zevalin in December 2007 as well as accelerated amortization on the workforce intangible related to our Italian operations.

Acquired in-process research and development. Acquired in-process research and development for the six months ended June 30, 2008 relates to adjustments to our one-time charge recorded in connection with our acquisition of Zevalin in December 2007. These adjustments resulted from changes in the estimated acquisition costs used in determining the total estimated purchase price of the acquisition.

Investment and other income. Investment and other income for the six months ended June 30, 2008 decreased to approximately $0.4 million as compared to $1.4 million for the six months ended June 30, 2007 primarily due to a lower average securities available-for-sale balance.

Interest expense. Interest expense increased to approximately $4.4 million for the six months ended June 30, 2008 from approximately $4.0 million for the six months ended June 30, 2007. This was due to an increase of approximately $1.5 million due to the issuance of our 5.75% convertible senior notes in December 2007 and our 9%, 13.5% and 15% notes during 2008. This was offset by a decrease of $1.3 million in interest expense on our 5.75% convertible subordinated and senior subordinated notes.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs increased to approximately $41.1 million for the six months ended June 30, 2008 from approximately $3.6 million for the six months ended June 30, 2007. This increase was primarily due to the accelerated amortization of issuance costs and debt discount related to conversions of our 13.5% notes issued in April 2008 and conversions and redemptions of our 9% notes issued in March 2008. For the six months ended June 30, 2008, amortization of the debt discount related to our 13.5% and 9% notes was approximately $23.5 million and $13.0 million, respectively, while the amortization of debt issue costs was approximately $1.7 million and $1.9 million, respectively. This amortization was primarily due to the conversion of these notes during the six months ended June 30, 2008. These increases were offset by a decrease of $2.5 million in amortization of the debt discount on our 7.5% notes primarily related to conversions of these notes during the six months ended June 30, 2007.

Foreign exchange gain (loss). The foreign exchange loss for the six months ended June 30, 2008 is due to fluctuations in currency exchange rates, primarily related to payables in our U.S. based companies that are denominated in foreign currencies. The foreign exchange gain for the six months ended June 30, 2007 is due to fluctuations in foreign currency exchange rates, primarily related to payables in our European branch denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $33.4 million for the six months ended June 30, 2008 is related to $22.4 million in payments made upon the conversion of $27.6 million of our 13.5% notes and $11.0 million in payments made and accrued upon the conversion of $40.9 million of our 9% notes. Make-whole interest expense of $2.3 million for the six months ended June 30, 2007 is due to payments made related to the conversion of $15.3 million of our 7.5% notes.

Gain on derivative liabilities, net. The gain on derivative liabilities of $43.2 million for the six months ended June 30, 2008 is primarily due to gains resulting from the change in the estimated fair value of the derivative liabilities related to the interest embedded conversion option on our 13.5% and 9% notes of $22.3 million and $11.8 million, respectively, as well as a gain of $9.2 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant that was issued in connection with our 13.5% notes and Series E preferred stock financing. These gains were slightly offset by a loss of $0.1 million due to the change in the fair value of the derivative liability related to the embedded conversion option on our 15% notes. The amount of $3.6 million for the six months ended June 30, 2007 primarily represents the change in the estimated fair value of our derivative liability related to the interest make-whole provision on our 7.5% notes.

Loss on exchange of convertible notes. The loss on exchange of convertible notes of $5.6 million for the six months ended June 30, 2008 consists of a $3.3 million loss due to the exchange of $5.3 million of our 9% notes for units of our 13.5% notes, Series E preferred stock and related warrants issued in April 2008 and a loss of $2.3 million due to the extinguishment of approximately $9.1 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately 6.8 million shares of our common stock.

Write-off of financing arrangement costs. The write-off of financing arrangement costs of $2.4 million for the three months ended June 30, 2008 is attributed to a write-off of offering costs associated with the Step-Up Equity Financing Agreement with Société Générale, including costs related to the Italian Listing Prospectus that was published in January 2008 as an Italian regulatory requirement to issue shares under this agreement. The write-off is primarily due to significant uncertainty regarding our ability to pursue further financings under the agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had approximately $12.4 million in cash and cash equivalents, securities available-for-sale and interest receivable. In addition, in July 2008, following an additional amendment of the B Unit Warrant to increase the interest rate on the notes issuable thereunder and in connection with an investor’s exercise of our B unit warrant, we issued $22.25 million of 18.33% convertible senior notes, or 18.33% notes, and warrants to purchase common stock for net proceeds, before fees and expenses, of approximately $4.5 million after taking into account our repurchase of approximately $8.76 million in aggregate principal amount of the investor’s 13.5% notes, net of the amount released to us from escrow related to a portion of the make-whole payments on these repurchased notes, and the amount placed in escrow to fund make-whole payments on the 18.33% notes. This investor has also agreed to purchase an additional $22.25 million of 18.33% notes and warrants to purchase common stock prior to August 25, 2008 through the exercise of the B unit warrant; we will repurchase the remaining $8.76 million in aggregate principal amount of 13.5% notes held by the holder and again expect net proceeds, before fees and expenses and after taking into account the amount to be released to us from escrow related to a portion of the make-whole payments on the notes repurchased in the August closing, to be approximately $4.5 million. In addition, as of August 18, 2008, we had received gross proceeds of approximately $2.1 million under our equity line of credit as described below.

Net cash used in operating activities decreased to approximately $47.8 million during the six months ended June 30, 2008, compared to approximately $62.4 million for the same period during 2007 primarily due to a decrease in cash payments made for operating expenses and an increase in cash collected from our sales of Zevalin. The significant increase in make-whole interest expense paid during the six months ended June 30, 2008 is primarily attributed to make-whole payments made on our 9% and 13.5% notes, which were paid out of restricted cash released from escrow.

Net cash used in investing activities of approximately $6.4 million for the six months ended June 30, 2008 was due to purchases of securities available-for-sale, purchases of property and equipment and cash paid for acquisition costs related to our purchase of Zevalin in December 2007 offset by proceeds from sales and maturities of securities available-for-sale. Net cash provided by investing activities of approximately $0.6 million for the six months ended June 30, 2007 was primarily due to proceeds from sales and maturities of securities available-for-sale offset by purchases of securities available-for-sale.

Net cash provided by financing activities of approximately $40.9 million for the six months ended June 30, 2008 was primarily due to the issuance of our 9% notes, our 13.5% notes and Series E preferred stock and our 15% notes. Proceeds from the issuance of our 9% notes were approximately $35.4 million, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. We also made a deemed dividend payment of approximately $16.2 million to induce existing holders of our Series A, B, C and D convertible preferred stock to convert their shares of preferred stock into common stock in connection with this issuance. Proceeds from the issuance of our 13.5% notes and Series E preferred stock were approximately $19.8 million, net of issuance costs, restricted cash placed in escrow to fund make-whole payments and the cancellation of $5.3 million of our 9% notes. Upon cancellation of these notes and warrants, $1.4 million was released to us from the amount placed in escrow to fund make-whole payments. We also received proceeds of approximately $11.5 million from the issuance of our 15% notes, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. Cash received from these financings were offset by the repayment of the outstanding $10.7 million principal balance on our 5.75% convertible subordinated and senior subordinated notes upon their maturity in June 2008. Net cash provided by financing activities of approximately $53.4 million for the six months ended June 30, 2007 was primarily due to net proceeds of $18.6 million received from the sale of 20,000 shares of our Series A 3% convertible preferred stock and common stock warrants in February 2007 and net proceeds of $34.9 million received from the sale of 37,200 shares of our Series B 3% convertible preferred stock and common stock warrants in April 2007.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and we expect to generate losses from operations for at least the next couple of years primarily due to research and development costs for Zevalin, OPAXIO, pixantrone, and brostallicin. Our existing cash and cash equivalents, securities available-for-sale and interest receivable, including the net proceeds raised in July and planned net proceeds to be raised in August through the exercise of the B unit warrant as discussed above, is not sufficient to fund our planned operations past September. This raises substantial doubt about our ability to continue as a going concern. Accordingly, we implemented a cost savings initiative in March 2008 to reduce operating expenses and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. After the exercises of the B unit warrant in July and August as discussed above, there is an additional $44.5 million in aggregate exercise price under the B unit warrant. However, no exercise of that additional aggregate exercise amount may be made unless and until (a) we have filed a listing for additional shares with Nasdaq and have received approval of such listing or the required notice period for such application has passed without objection from Nasdaq and (b) both the purchaser of the B unit warrant and the Company agree to the exercise. Therefore, neither party can compel the exercise of the remainder of the B unit warrant following the agreed-upon August exercise. Additionally, in July 2008, we entered into an equity line of credit relationship through which we could receive up to an aggregate $12.0 million through multiple closings subject to certain closing conditions, based on our trading volume on the MTA. We have received approximately $2.1 million in gross proceeds through August 18, 2008 under this equity line of credit. Additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs.

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

The following table includes information relating to our contractual obligations as of June 30, 2008 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
15% Convertible senior notes (1)	$23,000	$—	$23,000	$—	$—
13.5% Convertible senior notes (2)	17,518	—	—	—	17,518
9% Convertible senior notes (3)	5,585	—	—	5,585	—
7.5% Convertible senior notes (4)	33,458	—	33,458	—	—
6.75% Convertible senior notes (5)	7,000	—	7,000	—	—
5.75% Convertible senior notes (6)	23,000	—	—	23,000	—
4.0% Convertible senior subordinated notes (7)	55,150	—	55,150	—	—
Interest on convertible notes	43,025	12,828	22,547	5,680	1,970
Operating leases:
Facilities	26,900	6,221	12,231	8,389	59
Long-term obligations (8)	1,827	381	845	601	—
Purchase commitments (9)	3,046	702	746	1,065	533

	$239,509	$20,132	$154,977	$44,320	$20,080

(1)	The 15% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 1,265.8228 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $0.79 per share.

(2)	The 13.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 1,265.8228 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $0.79 per share.

(3)	The 9% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 709.22 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $1.41 per share.

(4)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 119.6298 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $8.36 per share.

(5)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 95.0925 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $10.52 per share.

(6)	The 5.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 333.3333 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $3.00 per share.

(7)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 18.5185 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $54.00 per share.

(8)	Long-term obligations does not include $6.2 million of contingent consideration related to our acquisition of Zevalin, $1.3 million related to excess facilities charges and $1.0 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employee’s separation from the Company.

(9)	We purchase Zevalin inventory from Biogen pursuant to a supply agreement that we entered into with Biogen on December 21, 2007 in connection with the acquisition of U.S. rights to develop, market and sell Zevalin. Under the terms of the supply agreement, we are required to purchase from Biogen an amount of Zevalin every six months. We provide rolling forecasts of our supply requirements to Biogen in six-month increments for the next 30 months; however, under the terms of the agreement we are required to purchase a minimum of 150 packages, or 300 kits, for each six-month period in 2008, 2009 and 2010, and a minimum of 250 packages, or 500 kits, for each six-month period thereafter until the expiration of the term on June 9, 2014, unless earlier terminated. Each forecast for the next six-month period must be accompanied by a firm order.

Additional Milestone Activities

We have an amended agreement with PG-TXL Company L.P. which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. Pursuant to this agreement we were required to pay a $0.5 million milestone payment that became due upon the acceptance of our MAA for review by the EMEA in March 2008. We may also be required to pay up to $14.4 million in additional milestone payments under this agreement including a $5.0 million payment upon approval of the MAA filing by the EMEA, which may occur in the second half of 2009. The timing of the remaining milestone payments under the amended agreement is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $10.0 million in additional milestone payments related to the trial. Currently, we may be obligated to make a $3.0 million payment in the fourth quarter of 2008 based on patient enrollment, however, we are in negotiations with the GOG to amend the agreement.

Under a license agreement entered into for brostallicin, we may be required to pay up to $80.0 million in milestone payments, based on the achievement of certain product development results. Due to the early stage of development that brostallicin is in, we are not able to determine whether the clinical trials will be successful and therefore cannot make a determination that the milestone payments are reasonably likely to occur at this time.

In connection with our acquisition of SM we may be required to pay SM stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain Nasdaq limitations on issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin.

In connection with our acquisition of Zevalin, we may be required to pay Biogen up to $20.0 million in additional milestone payments based on positive trial outcomes and FDA approval for label expansion. This includes a $10.0 million payment that is due upon approval from the FDA to expand the labeling for the product with respect to an indolent NHL indication. If the FDA grants priority review of the sBLA that we plan to submit in the second half of 2008, this payment could occur in the first half of 2009.

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

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at June 30, 2008 and December 31, 2007 was $7.6 million and $2.5 million, respectively. For each one percent change in interest rates, the fair value of our securities available-for-sale would change by approximately $35,000 and $12,000 as of June 30, 2008 and December 31, 2007, respectively.

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

We have foreign exchange risk related to foreign-denominated cash and cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at June 30, 2008 of $1.3 million, an assumed 5%, 10% and 20% negative currency exchange movement would result in fair value declines of $0.1 million, $0.1 million and $0.3 million.

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

(b) Changes in Internal Controls

Due to the timing of our acquisitions of Systems Medicine, Inc. and our commercial product, Zevalin, both were excluded from the scope of our assessment of internal controls over financial reporting for the period ended June 30, 2008. We have begun to implement certain controls during 2008, however, we anticipate implementing additional controls related to these recent acquisitions. These changes could include implementing transactional controls at the subsidiary level, and implementing additional controls surrounding revenue recognition and cash receipts controls related to product sales in addition to implementing a more sophisticated accounting system.

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Financial Information

With respect to the unaudited condensed consolidated financial statements of Cell Therapeutics, Inc. for the six-month period ended June 30, 2008, included herein, Stonefield Josephson, Inc. (“Stonefield Josephson”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 18, 2008 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Stonefield Josephson has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Stonefield Josephson is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by Stonefield Josephson within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Cell Therapeutics, Inc. as of June 30, 2008, and the related condensed consolidated statements of operations for the six months ended June 30, 2008 and condensed consolidated statements of cash flows for the six months ended June 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has had losses since inception and expects to generate losses from operations for at least the next couple of years, primarily due to research and development costs. Additionally, the Company will not have sufficient cash to fund planned operations for the next twelve months, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our reports dated March 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Stonefield Josephson, Inc.
Stonefield Josephson, Inc. Los Angeles, Ca August 18, 2008

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Recent Legal Proceedings

Based on language (the “Disputed Language”) contained in the Articles of Amendment to the Company’s Articles of Incorporation (the “Amendments”) filed in connection with the issuance of the Company’s Series A, Series B and Series C Convertible Preferred Stock (the “Preferred Stock”), certain holders thereof (the “Shareholders”) asserted a right to consent (or not) to the transactions contemplated by the Exchange Agreements entered into by the Company and certain holders of its then existing convertible debt on December 12, 2007 (the “Exchange”). The Company is of the view that inclusion of the Disputed Language in the Amendments constitutes a scrivener’s error without legal force or effect, and filed Articles of Correction with the Secretary of State of Washington in accordance with Section 23B.01.240 of the Revised Code of Washington. On January 2, 2008, Tang Capital Partners LP (“Tang”) filed a civil action in the United States District Court for the Southern District of New York in which Tang alleged that the Company breached a Securities Purchase Agreement, executed on or about April 16, 2007 in connection with the issuance of Series B Preferred Stock. Tang alleges that the Company’s filing of Articles of Correction to the Articles of Amendment to the Amended and Restated Articles of Incorporation on or around December 11, 2007, materially and adversely altered the powers, preferences or rights conferred through its Securities Purchase Agreement, thereby constituting a Triggering Event, and as a result, Tang is entitled to redemption of its Preferred Stock in consideration for 130% of its Stated Value, plus other available relief, if any. Another holder of Preferred Stock, Enable Capital Management LLC (“Enable”), filed a lawsuit on January 23, 2008 in the Supreme Court of the State of New York with similar claims to the Tang action. On March 21, 2008, Enable filed an amended complaint, asserting an additional claim against CTI for breach of contract and breach of the covenant of good faith and fair dealing. Enable alleges that on or about March 4, 2008, CTI committed a further breach of its obligations by offering and/or paying consideration to certain holders of CTI preferred stock to induce those holders to convert their preferred stock into common stock without making the same offer to Enable. Additional holders of our preferred stock may assert claims similar to those asserted by Tang and Enable. On May 5, 2008, RHP Master Fund, Ltd. (“RHP”), a holder of CTI’s Series A Preferred Stock filed suit in the United States District Court for the Southern District of New York against the Company and certain officers and directors alleging breach of contract and violation of Washington Business Corporation Act by CTI and breach of fiduciary duty by the officer and director defendants. RHP alleges claims similar to those raised in Enable’s amended complaint, namely that CTI breached its obligations to RHP by offering and paying consideration to certain holders of CTI Series A Preferred Stock to induce those holders to convert their preferred stock into common stock as part of the March 4, 2008 financing transaction without making the same offer to RHP. Following the filing of a motion to dismiss the complaint by the officer and director defendants, RHP filed an amended complaint on July 31, 2008. The amended complaint asserts the same causes of action as the original complaint. CTI disputes each of the claims asserted against it and intends to defend itself vigorously. At this time, we are not able to make a determination whether the likelihood of an unfavorable outcome is probable or remote.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by the Company in connection with our USAO investigation, defense and settlement of claims by the government concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed CTI’s claims against The Lash Group. The parties have completed production of documents and fact witness depositions, and served expert reports. On June 19, 2008, the trial court entered judgment dismissing CTI’s claims for indemnification against The Lash Group on the legal ground that all False Claims Act (“FCA”) defendants are legally barred from filing such claims, notwithstanding that there has been no finding that the defendant engaged in any wrongdoing, and notwithstanding that the party sued may have been directly responsible for the conduct at issue in the FCA as a result of its erroneous advice, negligent services, and its own false and misleading statements about reimbursement to the government and physicians. CTI disagrees with the Court’s legal conclusion that negligent consultants may not be sued for indemnification pursuant to the express language of their contracts, and on July 19, 2008, CTI filed a Notice of Appeal with the Ninth Circuit Court of Appeals. CTI will seek a ruling that no law prohibits a defendant who settles FCA claims with the government from pursuing meritorious claims for contractual indemnification from responsible consultants. If successful, CTI intends to return to the United States District Court for trial, and seek more than $20 million in damages for liabilities and business losses that CTI contends were caused by Lash’s negligent or reckless advice and its misleading communications concerning Medicare’s obligation to reimburse doctors for TRISENOX. There is no guarantee that CTI will prevail in its appeal or at trial.

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX® (arsenic trioxide). We made the settlement payment of $10.6 million in April 2007. The settlement agreement did not address separate claims brought against the Company by the private party plaintiff. The private party plaintiff filed a petition for attorney’s fees and costs in the approximate amount of $1.2 million on July 31, 2008. CTI intends to oppose this petition. There is no guarantee that CTI will partially or wholly prevail in opposing the petition for fees. At this time, no estimate of loss can be made.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 1A.	Risk Factors

Factors Affecting Our Operating Results and Financial Condition

We expect to continue to incur net losses, and we might never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of June 30, 2008, we had an accumulated deficit of approximately $1.2 billion. We are pursuing regulatory approval for OPAXIO, pixantrone and brostallicin and plan to seek regulatory approval for the expansion of approved uses of Zevalin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities, expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

Our debt and operating expenses exceed our net revenues.

We have a substantial amount of debt outstanding, and our annual interest expense with respect to our debt is significant. We have a single drug we are marketing, Zevalin, and the net proceeds of sales of this drug are not sufficient to pay our debt and operating expenses on a current basis. We do not currently project that net revenues from sales of any of our products will be sufficient to cover our existing debt and operating expenses within the next twelve months. We need to raise capital to continue to fund our operations as our current cash resources would not fund us past September. Unless we raise substantial additional capital, we will not be able to pay all of our operating expenses or repay our debt or the interest, liquidated damages or other payments that may become due with respect to our debt.

We need to raise additional funds and expect that we will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the development of our product candidates and as of June 30, 2008 we had cash and cash equivalents, securities available-for-sale and interest receivable of approximately $12.4 million, and total current liabilities of approximately $50.2 million. We also have a substantial amount of debt outstanding: as of June 30, 2008, we had an aggregate principal balance of approximately $164.7 million in convertible notes, which does not take into account $22.25 million in aggregate principal balance of 18.33% convertible senior notes issued in July 2008 and the repurchase of approximately $8.8 million in aggregate principal balance of our outstanding 13.5% convertible senior notes. We have also implemented an ongoing equity line of credit that provides for the sale of up to an aggregate of $12.0 million (or 19.9% of our outstanding common stock on the date the agreement was executed, if sooner) which provides for multiple closings based on the trading volume of our common stock on the MTA and which may be suspended from time to time. As of August 18, 2008, we have received gross proceeds of approximately $2.1 million under that equity line of credit. We expect that our existing cash and cash equivalents, securities available-for-sale and interest receivable, including proceeds received from our offerings through August 18, 2008, will not provide sufficient working capital to fund our presently anticipated operations past September, and we therefore need to raise additional capital.

We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to OPAXIO, pixantrone, brostallicin, expanded uses of Zevalin and other products we may be developing. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. In addition, some financing alternatives may require us to meet additional regulatory requirements in Italy and the U.S., which may increase our costs and adversely affect our ability to obtain financing. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, shareholders may experience dilution of their proportionate ownership of us.

We have received a going concern opinion on our consolidated financial statements.

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

We may not be successful in transferring certain of our operations to a new entity, which may mean that certain expenses incurred in connection with the proposed spin-off would not be reimbursed.

We currently expect to participate in the establishment of a joint venture that would involve the spin-off of certain assets, and we have incurred legal fees and other costs in connection with that joint venture. While we expect most of those fees to be repaid upon the funding of the joint venture and the completion of the transfer of our related assets, there can be no assurance that the joint venture will be funded or that we can complete the transfer of the related assets. If the joint venture is not formed and the related assets are not transferred to that joint venture, we will be required to pay certain expenses we have incurred in connection with the joint venture without reimbursement and may be required to continue to support such assets in full.

If we are not able to successfully integrate recent and future acquisitions, our management’s attention could be diverted, and efforts to integrate future acquisitions could consume significant resources.

The acquisitions of SM and of Zevalin, or any other future acquisition that we may undertake, involve numerous risks related to the integration of the acquired asset or entity into the Company after the acquisition is completed. These risks include the following:

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

We intend to seek expansion of the approved uses, or labeled uses, of Zevalin in the United States. However, we may be unable to obtain approval for such label expansion in full or in part. If we are not able to obtain approval for expansion of the labeled uses for Zevalin, or if we are otherwise unable to fulfill our marketing, sales and distribution plans for Zevalin, we may not recognize the full anticipated value of Zevalin. If we do not expand the approved uses of Zevalin, we may have insufficient net revenues to finance our current levels of debt and operations unless we are able to market and sell other products. We recently entered into an agreement with Bayer Schering for access to data from their first line indolent trial, or FIT trial, and we are currently evaluating whether or not that data can be used to support a supplemental biologics license application, or sBLA, for additional approved uses of Zevalin. However, there can be no guarantee that such data will be adequate or suitable for submission to the FDA in support of an sBLA for additional approved uses of Zevalin, or that the FDA will approve such an sBLA if it is submitted.

In 2007, the Centers for Medicare and Medicaid Services, or CMS, implemented new outpatient reimbursement rates to be put in place in 2008 for radiopharmaceuticals, including Zevalin. These new rates are below the acquisition costs of Zevalin. Congress passed legislation in late 2007 to delay the implementation of those new rates and stabilize reimbursement rates for the first six months of 2008 and subsequently passed legislation in July 2008 to extend that delay an additional 18 months to January 1, 2010, with the intention of giving drug manufacturers and CMS more time to reach an agreement that more adequately reflects hospitals’ costs associated with the therapy. However, there can be no guarantee that CMS will agree to a rate or methodology that provides an acceptable reimbursement on radiopharmaceuticals such as Zevalin. In the event that CMS does not agree to a reimbursement rate that is adequate to cover the acquisition costs of Zevalin, we may face immediate and significant difficulty in getting care providers to use Zevalin, which would have an adverse impact on our expected financial and operating results.

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

We have entered into a License and Co-Development agreement related to OPAXIO and pixantrone with Novartis International Pharmaceutical Ltd., or Novartis, pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of OPAXIO and an option to enter into an exclusive worldwide license to develop and commercialize pixantrone. We will not receive any royalty or milestone payments under this agreement unless Novartis elects to participate in the development and commercialization of OPAXIO or if Novartis exercises its option related to pixantrone and we are able to reach a definitive agreement. Novartis is under no obligation to make such election or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels. Novartis has the right under the agreement in its sole discretion to terminate such agreement at any time on written notice to us.

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

In December 2006, we closed the PIONEER clinical trial and in 2007, we initiated a new study in the United States, PGT307, which focuses on the primary efficacy endpoint of survival in women with NSCLC and pre-menopausal estrogen levels. We have decided not to initiate an additional study, the PGT306 trial, for which we have submitted a special protocol assessment, or SPA, to conserve limited financial resources. We also feel that compelling evidence from one trial, the PGT307 trial, along with supporting evidence from earlier clinical trials, may be adequate to submit an NDA for OPAXIO even though the FDA has established a requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of OPAXIO in the NSCLC setting. We may not receive compelling evidence or any positive results from the PGT307 trial, which would preclude our planned submission of an NDA to the FDA, and would preclude us from marketing OPAXIO in the United States.

Based on discussions with the EMEA Scientific Advice Working Party, we submitted an MAA for OPAXIO in Europe on March 4, 2008 based on results of the STELLAR trials. The MAA was accepted for review by the EMEA in April 2008, however a successful regulatory outcome from the EMEA is not assured as the EMEA’s final opinion cannot be predicted until they have had the opportunity to complete a thorough review of the clinical data that will be presented in the MAA.

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

The marketing and promotion of pharmaceuticals is also heavily regulated, particularly with regard to prohibitions on the promotion of products for off-label uses. In April 2007, we paid a civil penalty of $10.5 million and entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon Inc. in July 2005. As part of that settlement agreement, and in connection with the acquisition of Zevalin, a commercially approved drug, we also entered into a corporate integrity agreement with the HHS-OIG that requires us to establish a compliance committee and compliance program and adopt a formal code of conduct. The USAO settlement does not address separate claims brought against the Company by the private party plaintiff in this matter, which generally relate to attorney’s fees and employment related claims. In 2007, the United States District Court dismissed the private party plaintiff’s employment claims as barred by applicable statutes of limitation. In July 2008, the private party plaintiff filed a petition seeking approximately $1.2 million in attorneys’ fees and costs. While we intend to oppose this petition, there can be no guarantee that we will partially or wholly prevail in such opposition to the petition for fees.

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

Our articles require that a quorum, consisting of one-third of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. A substantial majority of our common shares are held by Italian institutions and under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders but were unable to obtain quorum at either meeting. Following that failure to obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner taking no action to direct the voting of such shares. Under Rule 452 of the New York Stock Exchange, the U.S. broker-dealer may vote shares absent direction from the beneficial owner on certain matters, such as the uncontested election of directors, an amendment to the Company’s articles of incorporation to increase authorized shares that are to be used for general corporate purposes, and the ratification of our auditors. As a result of this custody transfer, we were able to hold special meetings of the shareholders in April 2007 and January 2008 and annual meetings of the shareholders in September 2007 and June 2008. At the meeting in June 2008, our shareholders approved a proposal to reduce our quorum requirement from a majority of outstanding voting shares to one-third of outstanding voting shares. However, obtaining a quorum at future meetings even at the lower threshold will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve quorum for our meetings, however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain quorum at future annual or special meetings of shareholders. If we are unable to obtain a quorum at our shareholder meetings and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on the Company. In addition, brokers may only vote on those matters for which broker discretionary voting is allowed under Rule 452, and we may not be able to obtain the required number of votes to approve certain proposals that require a majority of all outstanding shares to approve the proposal due to our reliance on broker discretionary voting. Therefore it is possible that even if we are able to obtain a quorum for our meetings of the shareholders we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, such failure could have a materially adverse effect on the Company.

We could fail in financing efforts or be delisted from Nasdaq if we fail to receive shareholder approval when needed.

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

Our common stock is listed on the Nasdaq Global Market. The Nasdaq Global Market has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price per share and $50 million minimum value of listed securities. On April 16, 2008, we received notice from the Nasdaq Stock Market that our common stock had a closing bid price below $1.00 for at least 30 consecutive business days and therefore we are not in compliance with the listing standards of the Nasdaq Global Market. Under the current Nasdaq Global Market rules, we have a period of 180 days from the date of notice, or until October 13, 2008, to attain compliance by again meeting the $1.00 minimum bid price for ten consecutive business days. A reverse stock split could, if used, increase our minimum bid price; but it would not increase our total market capitalization. We received approval for a reverse stock split of up to a 1-for-10 ratio from our shareholders at our special meeting in lieu of annual meeting in June 2008. Based on this approval, we expect to implement such a reverse split relatively soon. However, there can be no assurance that our stock price would not decline following such a reverse stock split. Many companies which effect reverse stock splits do experience stock price declines afterwards.

If we are unable to meet that compliance criteria before October 13, 2008, we may have the option to transfer to the Nasdaq Capital Market, assuming we meet all other initial listing qualifications for the Nasdaq Capital Market, where we can receive an additional 180 days to regain compliance. If we are unable to attain compliance with the minimum bid price we may be delisted. In addition, if we fail to maintain the minimum value of listed securities, we may have to transfer to the Nasdaq Capital Market or may be delisted. The level of trading activity of our common stock may decline if it is no longer listed on the Nasdaq Global Market or Nasdaq Capital Market. Furthermore, our failure to maintain a listing on the Nasdaq market may constitute an event of default under certain of our indebtedness which would accelerate the maturity date of such debt. As such, if our common stock ceases to be listed for trading on the Nasdaq Global Market or Nasdaq Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to for investors to sell shares of our common stock.

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

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the safety and efficacy of the product. Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to a number of factors. On March 4, 2008, we submitted an MAA to the EMEA for OPAXIO. In April 2008, the EMEA accepted the MAA for review, however, we do not expect a regulatory decision on an MAA prior to the second half of 2009. Analysis of the data from our EXTEND trial is expected in the second half of 2008 and, if final study results are adequate, we could submit an NDA with the FDA in early 2009 with potential approval in the second half of 2009.

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

Our business exposes us to potential product liability risks inherent in the testing, manufacturing, marketing and sale of human pharmaceutical products, and we may not be able to avoid significant product liability exposure. While we have insurance covering marketing and sales of Zevalin as well as product use in our clinical trials for our product candidates, it is possible that we will not be able to maintain such insurance on acceptable terms or that any insurance obtained will not provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of Zevalin or any products we develop. A successful product liability claim in excess of our insurance coverage could exceed our net worth.

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

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to international, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by the regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended July 31, 2008, our stock price has ranged from a low of $0.34 to a high of $4.05. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our issuance of additional debt, equity or other securities, which we need to pursue in 2008 to generate additional funds to cover our current debt and operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. For example, in the case of our company, beginning in March 2005, several class action lawsuits were instituted against us and certain of our directors and officers and a derivative action lawsuit was filed against our full board of directors. While these lawsuits were dismissed with prejudice, as a result of these types of lawsuits, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business as we respond to the litigation. We maintain significant insurance to cover these risks for the Company and our directors and officers, but our insurance is subject to high deductibles to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we may face in the future, or that it will be adequate to cover all potential liabilities and damages.

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

(a) On June 19, 2008, we held a Special Meeting in lieu of Annual Meeting of Shareholders, or Special Meeting. Each share of Common stock was entitled to one vote per share, each share of Series A 3% Preferred Stock was entitled to approximately 149.5 votes per share, each share of Series B Preferred Stock was entitled to approximately 148.6 votes per share, each share of Series C 3% Preferred Stock was entitled to approximately 220.8 votes per share, each share of Series D 7% Preferred Stock was entitled to approximately 382.8 votes per share and each share of Series E 13.5% Preferred Stock was entitled to approximately 1,265.8 votes per share (or fewer, if such share’s conversion rights as of the record date were limited by operation of an applicable 9.99% “blocker” provision under our articles of incorporation).

(b) See (c) below.

(c) At the Special Meeting, the following Directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

Director Nominated	Term Expires	VOTES FOR	WITHHELD
James A. Bianco, M.D.	2011	76,124,827	1,101,413
Vartan Gregorian, Ph.D.	2011	76,142,362	1,083,878
Frederick W. Telling Ph.D.	2011	76,403,189	823,051
Richard L. Love	2009	76,363,084	863,156

Other directors whose terms of office continued after the meeting are John H. Bauer, Mary O. Mundinger, Dr. PH, Phillip M. Nudelman, Ph.D. and Jack W. Singer, M.D.

Our shareholders approved the amendment to our articles of incorporation to increase the number of authorized shares from 210,000,000 to 410,000,000 and to increase the number of shares of common stock authorized for issuance from 200,000,000 to 400,000,000. With respect to this proposal, there were 74,713,919 votes cast for the proposal, 2,358,350 votes cast against the proposal and 153,971 abstentions.

Our shareholders approved the amendment to our articles of incorporation to reduce the quorum required for shareholder meetings from a majority to one-third of outstanding shares entitled to vote. With respect to this proposal, there were 74,511,806 votes cast for the proposal, 2,534,363 votes cast against the proposal and 180,071 abstentions.

Our shareholders approved an amendment to our articles of incorporation to authorize our Board of Directors to effect a reverse stock split of our outstanding common stock in the range of one-for-two to one-for ten with further approval of our shareholders. With respect to this proposal, there were 74,930,849 votes cast for the proposal, 2,233,531 votes cast against the proposal and 61,860 abstentions.

Our shareholders approved an amendment to the 2007 Equity Incentive Plan to increase the maximum number of shares authorized for issuance under the plan by 10,000,000 shares, to a total of 16,610,822 shares. With respect to this proposal, there were 61,174,730 votes cast for the proposal, 1,442,079 votes cast against the proposal, 62,510 abstentions and 14,546,921 broker non-votes.

Our shareholders also ratified the selection of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2008. With respect to this proposal, there were 76,582,297 votes cast for the proposal, 356,701 votes cast against the proposal and 287,242 abstentions.

The foregoing matters are described in detail in the Company’s proxy statement dated May 23, 2008 for the Special Meeting. No other matters were voted on at the Special Meeting.

(d) Not applicable.

Item 6.	Exhibits

(a) Exhibits

10.1	Access Agreement between Cell Therapeutics, Inc. and Bayer Schering Pharma AG, dated June 16, 2008.

10.2	Employment Agreement between Cell Therapeutics, Inc. and Craig Philips, dated April 23, 2008.

10.3	Consulting Agreement between Cell Therapeutics, Inc. and Craig Philips, dated April 23, 2008.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC. (Registrant)

Dated: August 18, 2008	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D. Chief Executive Officer

Dated: August 18, 2008	By:	/s/ Louis A. Bianco
Louis A. Bianco Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)