Form 10-K
period 2008-12-31
CELL THERAPEUTICS INC
filed 2009-03-16
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common equity held by non-affiliates was $65,872,000. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 9, 2009 was 321,839,696.

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

Overview

We develop, acquire and commercialize innovative treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer.

We are developing pixantrone (BBR 2778), a novel DNA major groove binder with an aza-anthracenedione molecular structure, differentiating it from anthracycline chemotherapy agents. A new chemical compound for the treatment of non-Hodgkin’s lymphoma, or NHL, and various other hematologic malignancies, solid tumors, and immunological disorders, pixantrone is being developed to improve activity and safety in treating cancers currently treated with the anthracycline family of anti-cancer agents. Based on the outcome of our phase III EXTEND, or PIX 301, clinical trial, as described below, and on the basis of pre-NDA communication we received from the Food and Drug Administration, or FDA, relating to that phase III trial, we expect to begin a rolling New Drug Application, or NDA, submission to the FDA in the first half of 2009. If the NDA is granted priority review status, the FDA could provide a decision on the NDA as early as six months after the final submission of the NDA.

Pixantrone was studied in our EXTEND, or PIX301, clinical trial which is a phase III single-agent trial of pixantrone for patients with relapsed, aggressive non-Hodgkin’s lymphoma who received two or more prior therapies and who were sensitive to treatment with anthracyclines. An interim analysis of the EXTEND study of pixantrone was performed by the independent Data Monitoring Committee in the third quarter of 2006 and the study was continued based on that review. The trial enrolled 140 patients who were randomized to receive either pixantrone or another single-agent drug currently used for the treatment of this patient population, as selected by the physician. In November 2008, we announced that this trial achieved the primary efficacy endpoint. Patients randomized to treatment with pixantrone achieved a significantly higher rate of confirmed and unconfirmed complete remissions compared to patients treated with standard chemotherapy, had a significantly increased overall response rate, experienced a statistically significant improvement in median progression free survival and had a low incidence of certain side effects, including severe neutropenia complicated by either fever or documented infections, severe vomiting or diarrhea and hair loss, a very common side effect of other drugs in this class. Overall, the incidence of serious adverse events was similar between pixantrone and the control arm. The pixantrone patients had a higher incidence of leucopenia and neutropenia and numerically more severe cardiac events than in the control arm. Disease progression reported as an adverse event was less frequent in the pixantrone arm than in the control arm.

In February 2009, we entered into an agreement with IDIS Limited, or IDIS, to manage pixantrone as an investigational drug on a named patient basis in Europe. Pixantrone will be supplied by IDIS to healthcare professionals for the treatment of individual patients with relapsing aggressive non-Hodgkin’s lymphoma. The program is expected to be initiated by the second quarter of 2009.

We also conducted the RAPID, or PIX203, phase II study (CHOP-R vs. CPOP-R) in which pixantrone is substituted for doxorubicin in the CHOP-R regimen compared to the standard CHOP-R regimen in patients with aggressive NHL. An interim analysis of the RAPID study, reported in July 2007, showed that to date, a majority of patients on both arms of the study achieved a major objective anti-tumor response (complete response or partial response). Patients on the pixantrone arm of the study had clinically significant less left ventricular ejection fraction (LVEF) drops, infections, and thrombocytopenia (a reduction in platelets in the blood), as well as significant reduction in febrile neutropenia. In early 2008, we closed enrollment on the RAPID trial because we had adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. We expect to report results from this trial in the fourth quarter of 2009.

We launched a phase III trial of pixantrone in indolent NHL, the PIX303 trial, in September 2007, which was designed to evaluate the combination of fludarabine, pixantrone and rituximab versus fludarabine and rituximab in patients who have received at least one prior treatment for relapsed or refractory indolent NHL. We closed the PIX303 trial in early 2008 based on, among other considerations, our plans to refocus our resources on obtaining pixantrone approval based on the EXTEND phase III trial before making additional substantive investments in alternative indications for pixantrone as well as the changing competitive landscape in second-line follicular NHL. In May 2007, we received fast track designation from the FDA for pixantrone for the treatment of relapsed or refractory indolent NHL.

We are developing OPAXIO (paclitaxel poliglumex), which we have previously referred to as XYOTAX, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. While our STELLAR 2, 3 and 4 phase III clinical studies for OPAXIO, completed in the first half of 2005, did not meet their primary endpoints of superior overall survival, we believe that the reduction in toxicities coupled with superior convenience and less supportive care demonstrated in the STELLAR 4 phase III clinical trial merits consideration for approval as single-agent therapy for patients with advanced NSCLC who have poor performance status, or PS2. Currently there are no drugs approved for PS2 NSCLC patients. In March 2008, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMEA, for first-line treatment of patients with advanced NSCLC who are PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR clinical trials. The application is based on a positive opinion we received from the EMEA’s Scientific Advice Working Party, or SAWP; the EMEA agreed that switching the primary endpoint from superiority to non-inferiority is feasible if the retrospective justification provided in the marketing application is adequate. The discussions with the SAWP focused on using the STELLAR 4 study as primary evidence of non-inferiority and the STELLAR 3 study as supportive of the MAA. The application was accepted for review in April 2008 and the MAA has now entered the marketing approval review process, which generally takes 15 to 18 months. We expect to receive an opinion from the EMEA by June 2009.

We are also developing OPAXIO for women with pre-menopausal levels of estrogen, regardless of age, who have advanced NSCLC with normal or poor performance status. We believe the lack of safe and effective treatment for women with advanced first-line NSCLC, who have pre-menopausal estrogen levels, represents an unmet medical need. Based on a pooled analysis of STELLAR 3 and 4 phase III trials for treatment of first-line NSCLC PS2 patients, we believe that there is a demonstrated statistically significant survival advantage among women receiving OPAXIO when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of OPAXIO and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR 3 and 4 trials. In December 2005, we initiated a phase III clinical trial, known as the PIONEER, or PGT305, study for OPAXIO as first-line monotherapy in PS2 women with NSCLC, however, we agreed with the recommendation of the Data Safety Monitoring Board and closed the study in December 2006 due, in part, to the diminishing utility of the PIONEER trial given our plans to submit a new protocol to the FDA.

In early 2007, we submitted two new protocols under a Special Protocol Assessment, or SPA, to the FDA. The new protocols, known as PGT306 and PGT307, focus exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. We initiated the PGT307 trial in September 2007. Although the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of OPAXIO in the NSCLC setting, we believe that compelling results from a single trial, PGT307, along with supporting evidence from prior clinical trials, may enable us to submit an NDA in the United States. In early 2008, we limited enrollment on the PGT307 study to U.S. sites only, until either approval of the MAA by the EMEA or until positive results from the GOG0212 trial of OPAXIO for first-line maintenance therapy in ovarian cancer, discussed below, are reported.

We are also developing OPAXIO as potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients by early 2012. Based on the number of events in the database, we are requesting an interim analysis be conducted by the GOG in late 2009. If the GOG agrees to this timing and the interim analysis is successful, it could lead to an NDA filing in 2010.

As of March 9, 2009, we are engaged in the process of divesting our interest in the radiopharmaceutical product Zevalin® (ibritumomab tiuxetan) by selling our 50% interest in the Zevalin joint venture to Spectrum Pharmaceuticals, Inc., or Spectrum. Zevalin is a form of cancer therapy called radioimmunotherapy and is indicated for treatment of relapsed or refractory, low-grade or follicular B-cell NHL, including patients with rituximab refractory follicular NHL. Zevalin is also indicated, under accelerated approval, for the treatment of relapsed or refractory, rituximab-naïve, low-grade and follicular NHL. It was approved by the FDA in February 2002 as the first radioimmunotherapeutic agent for the treatment of NHL. We acquired the U.S. development, sales and marketing rights to Zevalin from Biogen Idec Inc., or Biogen, pursuant to an asset purchase agreement in December 2007. In December 2008, we formed a 50/50 owned joint venture with Spectrum, RIT Oncology, LLC, or RIT Oncology, to commercialize and develop Zevalin in the United States. We contributed all assets owned by us and exclusively related to Zevalin to that joint venture, including the Zevalin FDA registration, FDA dossier, U.S. trademark, trade name and trade dress, customer list, certain patents and the assignment of numerous contracts. We received an initial payment of $7.5 million at the closing of the initial formation of the joint venture, an additional $7.5 million in early January 2009 and we may receive up to $15 million in product sales milestone payments upon achievement of certain revenue targets.

The amended and restated operating agreement for the joint venture (the LLC Agreement) provides CTI with an option to sell to Spectrum our remaining 50% interest in the Zevalin joint venture for $18 million, as adjusted. Our board of directors made a strategic decision to focus our resources on developing pixantrone and our other products, and because the option provided the most viable source for non-dilutive financing, in February 2009, we exercised the option to sell our remaining interest in Zevalin. Upon satisfaction of certain closing conditions, Spectrum is obligated to deliver either the entire purchase price in a single payment, or at their option, one-third of the purchase price in cash, plus a full-recourse, non-interest bearing secured promissory note for the remaining two-thirds of the purchase price, within 30 days following the exercise of the option. On March 2, 2009, we received $6.5 million of the purchase price and will receive the remaining balance of the purchase price within 90 days following the closing of the sale of our interest; however, as of March 9, 2009, we are currently in discussions with Spectrum to finalize the terms of the transaction, including the timing of the payment schedule. As a result of the sale option transaction, CTI will have transferred all ownership and control of Zevalin to Spectrum.

In addition, on June 16, 2008, we entered into an Access Agreement with Bayer Schering Pharma AG, or Bayer, which holds the rights to Zevalin outside of the United States. Under the agreement, Bayer gave us access to data from Bayer’s phase III first-line indolent trial, or FIT trial, of Zevalin. Under the terms of the agreement with Bayer, we made an initial payment to Bayer of $2 million. We submitted a supplemental biologics license application, or sBLA, on September 30, 2008 for use of Zevalin in consolidation therapy of first remission in advanced stage follicular NHL based on the data received from Bayer; that sBLA was also contributed to the joint venture. In connection with the joint venture transaction, the Access Agreement was assigned to RIT Oncology.

We are developing brostallicin through our wholly owned subsidiary Systems Medicine LLC, or SM, which holds worldwide rights to use, develop, import and export brostallicin, a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. SM currently uses a genomic-based platform to guide development of brostallicin. We expect to use that platform to guide development of our licensed oncology products in the future. We also have a strategic affiliation with the Translational Genomics Research Institute, or TGen, and have the ability to use TGen’s extensive genomic platform and high throughput capabilities to target a cancer drug’s context-of-vulnerability, which is intended to guide clinical trials toward patient populations where the highest likelihood of success should be observed, thereby potentially lowering risk and shortening time to market.

A phase II study of brostallicin in relapsed/refractory soft tissue sarcoma met its predefined activity and safety hurdles and resulted in a first-line phase II study that is currently being conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and the EORTC plans to conduct the final data analysis in 2009. Brostallicin has also demonstrated synergy with new targeted agents as well as established treatments in preclinical trials; consequently, we began a multi-arm combination study with brostallicin and other agents, including Avastin (bevacizumab) which was substantially completed in the fourth quarter of 2008.

We acquired our rights to brostallicin through our acquisition of Systems Medicine Inc., a privately held oncology company, completed in July 2007 through a stock-for-stock merger valued at $20 million. Systems Medicine Inc. stockholders can also receive a maximum of $15 million in additional consideration (payable in cash or stock at our election, subject to certain NASDAQ limitations on issuance of stock) upon the achievement of certain FDA regulatory milestones.

We are currently focusing our efforts on pixantrone, OPAXIO, brostallicin and bisplatinates.

We were incorporated in Washington in 1991. Our principal executive offices are located at 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119. Our telephone number is (206) 282-7100. The address for our website is http://www.celltherapeutics.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.

“CTI” and “OPAXIO” are our proprietary marks. RIT Oncology owns the rights to the mark “Zevalin” for use in the United States. All other product names, trademarks and trade names referred to in this prospectus are the property of their respective owners.

The Oncology Market

Overview.    According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the United States, resulting in close to 560,000 deaths annually, or more than 1,500 people per day. The National Cancer Institute estimates that approximately 11.1 million people in the United States with a history of cancer were alive in January 2005, and it is estimated that slightly more than one in three American women, and slightly less than one in two American men will develop cancer in their lifetime. Approximately 1.4 million new cases of cancer were expected to be diagnosed in 2008 in the United States. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease.

Despite recent advances in sequencing the human genome and the introduction of new biologic therapies for the treatment of cancer, almost all patients with advanced cancer will receive chemotherapy at some point during the treatment of their disease. The cornerstone classes of chemotherapy agents include anthracyclines, camptothecins, palatinates and taxanes. Unfortunately, there are significant limitations and complications associated with these agents that result in a high rate of treatment failure. The principal limitations of chemotherapy include:

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

We believe developing agents which improve on the cornerstone chemotherapy classes, in addition to novel drugs designed to treat specific types of cancer and cancer patients, fills a significant unmet need for cancer patients. Our cancer drug development pipeline includes a taxane, a modified anthracycline, and a DNA minor groove binding agent, each of which has the potential to treat a variety of cancer types.

Pixantrone

Anthracyclines are one of the most potent classes of anti-cancer agents used in first-line treatment of aggressive NHL, leukemia and breast cancer. For these diseases, anthracycline-containing regimens can often produce long-term cancer remissions and cures. However, the currently marketed anthracyclines can cause severe, permanent and life-threatening cardiac toxicity when administered beyond widely recognized cumulative lifetime doses. This toxicity often prevents repeat use of anthracyclines in patients who relapse after first-line anthracycline treatment. In addition, the cardiac toxicity of anthracyclines prevents their use in combination with other drugs, such as trastuzumab, that also can cause cardiac toxicity. As a result, chemotherapy regimens that do not include anthracyclines often are used for the second-line treatment of relapsed NHL. There are no drugs approved in the United States for second- or third-line treatment for patients with relapsed aggressive NHL.

We believe a next-generation anthracycline with better ease of administration, greater anti-tumor activity and less cardiac toxicity could gain a significant share of the anthracycline market. We also believe that such a drug could allow repeat therapy in relapsed patients and could allow combination therapy with a broader range of chemotherapies. Pixantrone is being developed to improve the activity and safety in treating cancers usually treated with the anthracycline family of anti-cancer agents. It is a novel DNA major groove binder with an aza-anthracenedione molecular structure, differentiating it from anthracycline chemotherapy agents. Pixantrone has been studied in both indolent and aggressive NHL. The drug has demonstrated encouraging activity as a single agent in aggressive NHL, and recent clinical results suggest the compound also may be synergistic with other agents commonly used in combination therapy.

Preclinical data and phase I and phase II clinical studies in approximately 410 patients indicate that pixantrone is easy to administer, may exhibit significantly lower potential for cardiac toxicity and may have more potent anti-tumor activity than marketed anthracyclines.

Pixantrone for relapsed aggressive non-Hodgkin’s lymphoma

We have several clinical trials with pixantrone, including a pivotal phase III trial, known as the EXTEND, or PIX301, trial of pixantrone (BBR2778) for the treatment of patients with relapsed aggressive NHL, a condition for which there are no chemotherapy drugs approved in the United States. This study is an international, randomized trial comparing pixantrone to a single agent of the treating physician’s choice. The primary endpoint of the study is complete remission rate. The trial enrolled 140 patients and patients were randomized to receive either pixantrone or another single-agent drug currently used for the treatment of this patient population, as selected by the physician. We announced in November 2008 that we had achieved the primary efficacy endpoint of the PIX 301 trial. Patients randomized to treatment with pixantrone achieved a high rate of confirmed and unconfirmed complete remissions compared to patients treated with standard chemotherapy (14/70 (20.0%) for pixantrone arm compared to 4/70 (5.7%) for the standard chemotherapy arm, p = 0.02). No patient (0%) in the standard chemotherapy arm achieved a confirmed complete remission compared to 8/70 (11%) of pixantrone recipients. Pixantrone treatment also significantly increased the overall response rate (CR/CRu+PR) with 26/70 (37.1%) for pixantrone arm compared to 10/70 (14.3%) for the control arm, p = 0.003. On an intent-to-treat analysis, pixantrone recipients who achieved a complete remission did so during the first 2 cycles of therapy, compared to 4 cycles among standard chemotherapy recipients, (1.9 months vs. 3.6 months, pixantrone vs. standard chemotherapy). The duration of response in the patients was similar in the 37% of pixantrone patients who had either a partial or complete response compared to the 14% of comparator patients with a major response. However, the overall progression-free survival (PFS) results that show patients treated with pixantrone experienced a statistically significant improvement in median progression-free survival, compared with other single-agent chemotherapeutic (4.7 months vs. 2.6 months, hazard ratio = 0.6; p =0.0074, pixantrone vs. standard chemotherapy) based on an intent-to-treat analysis. Progression-free survival, CR/CRu and ORR were determined by an independent assessment panel that was blinded to the treatment assignments. Pixantrone recipients had a low incidence of severe neutropenia complicated by either fever or documented infections, or severe vomiting or diarrhea and a low incidence of hair loss, a very common side effect of other drugs in this class. Overall, the incidence of serious adverse events was similar between pixantrone and the control arm. The pixantrone patients had a higher incidence of leucopenia and neutropenia and numerically more severe cardiac events (5 vs. 2) than in the control arm. Disease progression reported as an adverse event was less frequent in the pixantrone arm than in the control arm (1.5% vs. 13.4%).

We also conducted the RAPID, or PIX203, phase II study (CHOP-R vs. CPOP-R) in which pixantrone is substituted for doxorubicin in the CHOP-R regimen compared to the standard CHOP-R regimen in patients with aggressive NHL. Preliminary results of this trial were reported at the 49th Annual Meeting of the American Society of Hematology, or ASH, in December 2007. The interim analysis, in which 78 patients were evaluated for safety and 40 of the 78 patients were evaluated for efficacy, was reported in July 2007. The FDA agreed that randomized safety data from the RAPID study could be used to support the EXTEND results in an NDA submission for pixantrone. In early 2008, we closed enrollment on the RAPID study, based on adequate sample size to demonstrate difference in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. We expect to report results from this trial in the fourth quarter of 2009.

Based on the results of our EXTEND trial and pre-NDA communications from the FDA in January 2009 relating to the EXTEND trial, we expect to begin a rolling NDA submission to the FDA for pixantrone in the first half of 2009. If the NDA is granted priority review status, the FDA could provide us with a decision on the NDA before the end of 2009.

In February 2009, we entered into an agreement with IDIS Limited, or IDIS, to manage pixantrone as an investigational drug on a named patient basis in Europe. Pixantrone will be supplied by IDIS to healthcare professionals for the treatment of individual patients with relapsing aggressive non-Hodgkin’s lymphoma. The program is expected to be initiated by the second quarter of 2009.

Pixantrone for other indications

Other clinical data suggest pixantrone may be useful in treating indolent NHL, a less rapidly progressive but ultimately fatal form of NHL. In November 2005, we presented results from a multi-center randomized trial, known as AZA302. This trial, evaluating pixantrone plus rituximab versus rituximab alone among patients with relapsed or refractory indolent NHL, was modified and reduced as a result of our strategy to conduct a pivotal phase III trial in aggressive NHL, which we believe provides the fastest route to registration for pixantrone. Of the 38 patients evaluable for response, patients receiving the combination of rituximab and pixantrone had an 87% overall improvement in time to progression, or TTP, compared to rituximab alone. The median TTP estimate for the pixantrone/rituximab recipients was 13.2 months compared to 8.1 months for rituximab alone (hazard ratio 0.13, log rank p <0.001). The one- and two-year progression-free survival estimates were 66% and 44% for the pixantrone/rituximab recipients compared to 0% for the rituximab patients for both measurement intervals (p <0.001 and 0.003, respectively). The study also demonstrated a significant improvement in major objective responses (≥ 50% shrinkage in tumor size). The pixantrone-rituximab combination produced a complete response (CR) in seven patients (35%), with eight patients (40%) experiencing a partial response (PR) and four patients (20%) with stable disease (SD). Rituximab monotherapy produced a CR in two patients (11%), PR in four patients (22%) with six patients having SD (33%). This corresponds to a major objective response rate of 75% in the combination therapy arm compared to 33% in the rituximab group (p=0.021). Side effects on pixantrone were generally mild to moderate (grade 1 or 2) with the exception of three cases of serious neutropenia associated with the pixantrone/rituximab arm. The median cumulative dose of pixantrone administered was 1014 mg/m²; no cases of treatment-related grade 3 or 4 cardiac toxicity were reported.

In May 2007, we received SPA approval for a new protocol designed to evaluate the combination of fludarabine, pixantrone and rituximab versus fludarabine and rituximab in patients who have received at least one prior treatment for relapsed or refractory indolent NHL, and we received fast track designation from the FDA for pixantrone for the treatment of relapsed or refractory indolent NHL. The protocol, which became our phase III PIX303 trial, was launched in September 2007. However, we closed the trial in January 2008 based on, among other considerations, our plans to refocus the Company’s resources on obtaining pixantrone approval based on the EXTEND phase III trial before making additional substantive investments in alternative indications for pixantrone as well as the changing landscape in second line follicular NHL.

OPAXIO

OPAXIO™ (paclitaxel poliglumex, CT-2103) is our novel biologically enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. We are developing OPAXIO for the potential treatment of NSCLC, ovarian and other cancers.

OPAXIO was designed to improve the delivery of paclitaxel to tumor tissue while protecting normal tissue from toxic side effects. Unlike vessels in healthy tissue, those in tumor tissue have openings that make them porous. Due to the larger size of OPAXIO compared to standard paclitaxel, OPAXIO leaks through the pores in tumor blood vessels and is preferentially trapped and distributed to the tumor tissue. Once in the tumor tissue, OPAXIO is taken up by the tumor cells through a cellular process called endocytosis. Because the biopolymer OPAXIO is made up of biodigestible amino acids, it is slowly metabolized by lysosomal enzymes (principally cathepsin B) inside the lysosome of the tumor cell. This metabolism releases the active chemotherapy agent, paclitaxel. The activity of this enzyme and thus the rate of release of OPAXIO is increased in the presence of estrogen.

Because the polymer is water-soluble, OPAXIO can be administered without solvents and other routine pre-medications (such as steroids and antihistamines) generally used to prevent severe allergic reactions, and can be infused over an average of ten to twenty minutes. Patients can drive themselves to and from their treatment centers. OPAXIO remains stable in the bloodstream for several days after administration; this prolonged circulation allows the passive accumulation of OPAXIO in tumor tissue.

Taxanes, including paclitaxel (Taxol®) and docetaxel (Taxotere®), currently are widely used for the treatment of various solid tumors, including non-small cell lung, ovarian, breast and prostate cancers. Paclitaxel is considered a standard-of-care in lung and ovarian cancers, where it is most widely used. Because taxanes are small, hydrophobic agents, their therapeutic potential is limited by unfavorable pharmacokinetic properties. Solvents (such as Cremaphor) are needed for administration, and these solvents are often extremely irritating to blood vessels, requiring surgical placement of a large catheter for administration and a minimum of three hours for infusion. They also can cause severe life threatening allergic reactions that typically require pre-medications with steroids and antihistamines. Patients usually require transportation to and from their treatment location. Taxanes exhibit high peak levels of drug immediately following administration that expose normal tissues to toxic effects. Rapid elimination of the drug from blood limits tumor exposure.

The distribution and metabolism of OPAXIO to tumor tissue and subsequent release of active paclitaxel chemotherapy appears to be enhanced by estrogen, allowing for superior effectiveness in women with pre-menopausal estrogen levels. This gender-targeted benefit could also be exploited in post-menopausal women or men through estrogen supplementation. Preclinical data presented at the 2006 European Organization for Research and Treatment of Cancers, National Cancer Institute and American Association for Cancer Research, or EORTC-NCI-AACR, meeting demonstrated that the efficacy of OPAXIO is enhanced in certain human tumors when mice are given additional estrogen. In subsequent clinical studies, more than 1,900 patients were treated in our four pivotal phase III trials of OPAXIO for the treatment of NSCLC. While the STELLAR 2, 3 and 4 trials missed their primary endpoint of superior overall survival, women treated with OPAXIO for newly diagnosed advanced NSCLC in STELLAR 3 and 4 had a significant improvement in their overall survival compared to women or men treated with standard chemotherapy. In addition, with single-agent OPAXIO, we observed a significant reduction in most of the severe toxic side effects associated with the standard chemotherapy agents studied in the STELLAR trials.

OPAXIO for non-small cell lung cancer

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

In March 2005, we announced that our OPAXIO phase III pivotal trial, known as STELLAR 3, for the potential use of OPAXIO in combination with platinum as first-line treatment of PS2 patients with NSCLC missed its primary endpoint of superior overall survival. However, in the STELLAR 3 trial, OPAXIO had a reduction in certain side effects, including hair loss, muscle and joint pain, and cardiac symptoms. In May 2005, we announced that both the STELLAR 2 and 4 clinical trials missed their primary endpoints of superior overall survival, but also had significant reductions in certain severe side effects compared to the comparator agents. The STELLAR 2 pivotal trial was evaluating OPAXIO for potential use as second-line single agent treatment for patients with NSCLC, and the STELLAR 4 pivotal trial was evaluating OPAXIO for potential use as first-line single agent treatment for PS2 patients with NSCLC.

In July 2005, at the 11th World Conference on Lung Cancer, we announced that in a pooled analysis of our STELLAR 3 and 4 pivotal trials the 97 women who received OPAXIO had a significant increase in median and overall survival (9.5 months vs. 7.7 months, hazard ratio 0.70, log rank p=0.03) and in 1-year survival (40% vs. 25%, p=0.013) compared to 101 women who received comparator control agents. These results pooled data from all women randomized on the STELLAR 3 and 4 trials (a so-called “intent to treat” analysis). Individually, neither study reached statistical significance for overall survival for women, although a positive trend was observed in both trials, with a strong trend in the STELLAR 4 trial (p=0.069). While analysis of survival by gender was pre-specified in the analysis plans for the trials, a gender specific survival advantage for women over men was not a pre-specified endpoint in either trial.

In September 2005, we presented results from a phase II clinical trial, known as PGT202, of OPAXIO in the first-line treatment of men and women with advanced NSCLC which demonstrated a survival advantage for women receiving OPAXIO as first-line therapy for NSCLC when compared to men. In this single-arm study, the 35 women who received OPAXIO plus carboplatin had a 36% probability of living at least one year compared to 16% in the 39 men receiving the same regimen. A pooled analysis of the 463 patients treated with OPAXIO in the STELLAR 3, STELLAR 4 and PGT202 trials demonstrated a statistically significant survival advantage for women treated when compared to men, with women having a 39% probability of surviving at least one year compared to 25% for men (hazard ratio 0.63, log rank p=0.014).

In December 2005, we initiated the PIONEER, or PGT305, study comparing OPAXIO to paclitaxel in the first-line treatment of PS2 women with advanced NSCLC. In addition, we initiated preclinical studies on the effect of gender/hormonal status on OPAXIO biodistribution, cellular uptake and metabolism to support the hypothesis for survival improvement in women.

In February 2006, we presented results that confirm the observation of enhanced efficacy in the presence of estrogen seen in the STELLAR first-line trials. In the three first-line trials of OPAXIO (PGT202, STELLAR 3, and STELLAR 4), women of pre-menopausal age or with normal estrogen levels had the strongest survival advantage over their counterparts. In an analysis of the 113 of 198 women in the pooled STELLAR 3 and 4 trial data who are of pre-menopausal age or have normal estrogen levels, women treated with OPAXIO had a highly significant prolongation in the 1-year and overall survival estimates compared to women treated with standard chemotherapy, with the OPAXIO patients having a 44% reduction in the overall risk of dying (log rank p=0.008) and a 43% 1-year survival estimate compared to 19% for women on standard chemotherapy (p=0.003). We believe these data indicate a potential favorable alternative for women with normal estrogen levels who have NSCLC.

In addition, our phase III trials demonstrated that, with the exception of neuropathy known to be associated with taxane therapy, single agent OPAXIO (175-210mg/m²) has a significantly reduced incidence of severe side effects, including a reduction in severe neutropenia, febrile neutropenia, infection and anemia when compared to patients receiving standard chemotherapy agents gemcitabine, vinorelbine or docetaxel. OPAXIO also resulted in less severe allergic reactions, less hair loss, and significant reduction in the requirement for transfusions and use of hematopoietic growth factor support, such as Neupogen®, Neulasta®, Aranesp® and/or Epogen® compared to patients receiving standard chemotherapy.

In November 2006, at the 18th Annual EORTC-NCI-AACR meeting, CTI scientists presented new preclinical data on the effect of circulating estrogen levels on tumor growth and levels of cathepsin B in tumor tissue. The study showed that when additional estrogen was given, it substantially increased the tumor growth rate in colon cancer (HT-29) and NSCLC (H460) models. In addition, cathepsin B activity in the tumors increased by 35% to 40% in the presence of estrogen. The study also found that in estradiol-supplemented female mice, OPAXIO demonstrated a nearly two-fold increase in anti-tumor activity compared to non-supplemented animals in the colon cancer tumor model. Studies are ongoing to evaluate the effect of estrogen on OPAXIO activity in the NSCLC tumor model.

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

In early 2008, we limited enrollment on the PGT307 study to U.S. sites only, until either approval of an MAA for OPAXIO by the EMEA or until positive results from the GOG0212 trial of OPAXIO for first-line maintenance therapy in ovarian cancer are reported.

We submitted an MAA in Europe for OPAXIO on March 4, 2008 for first-line treatment of patients with advanced NSCLC who are PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR clinical trials. The application is based on a positive opinion we received from the EMEA’s SAWP; the EMEA agreed that switching the primary endpoint from superiority to non-inferiority is feasible if the retrospective justification provided in the marketing application is adequate. The discussions with the SAWP focused on using the STELLAR 4 study as primary evidence of non-inferiority and the STELLAR 3 study as supportive of the MAA.

OPAXIO for ovarian cancer

The ACS estimates that approximately 22,000 new cases of ovarian cancer will be diagnosed in the United States in 2008. The standard of care for first-line treatment of ovarian cancer is paclitaxel and carboplatin. In April 2004, we announced that we entered into a clinical trial agreement with the Gynecologic Oncology Group, or GOG, to perform a phase III trial of OPAXIO as maintenance therapy in patients with ovarian cancer. In July 2004, the GOG submitted an Investigational New Drug application, or IND, along with the protocol for an SPA to the FDA. The GOG reached agreement with the FDA regarding the SPA in December 2004 and initiated the phase III study in March 2005. This study is expected to enroll 1,100 patients by 2012. Based on the number of events in the database, we are requesting an interim analysis to be conducted by the GOG in late 2009. If the GOG agrees to this timing and the clinical trial is successful, it could lead to an NDA filing in 2010. The primary endpoint of this trial is overall survival. Progression-free survival, safety and side effect profile are secondary endpoints.

Brostallicin

We are developing brostallicin, which is a small molecule, chemotherapeutic agent with a unique mechanism of action and composition of matter patent coverage. Data in more than 230 patients treated with brostallicin in phase I/II clinical trials reveal evidence of activity in patients with refractory cancer and patient/physician-friendly dosage and administration. A phase II study of brostallicin in relapsed/refractory soft tissue sarcoma met its pre-defined activity and safety hurdles and resulted in a first-line phase II study that is currently being conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and the EORTC plans to conduct the final data analysis in 2009. Brostallicin has also demonstrated synergy with new targeted agents as well as established treatments in preclinical trials; consequently, we began a multi-arm combination study with brostallicin and other agents, including Avastin (bevacizumab) which was substantially completed in the fourth quarter of 2008.

Zevalin (Ibritumomab Tiuxetan)

Zevalin is a form of cancer therapy called radioimmunotherapy and is indicated for the treatment of patients with relapsed or refractory low-grade or follicular B-cell NHL, including patients with rituximab-refractory follicular NHL. It was approved by the FDA in February 2002 as the first radioimmunotherapeutic agent for the treatment of NHL.

We developed Zevalin from our acquisition of that product line in December 2007 until the transfer of Zevalin to RIT Oncology in December 2008; as of March 9, 2009, we are engaged in the process of selling our remaining 50% interest in RIT Oncology to Spectrum.

CTI’s Ongoing Clinical Trials

The following table lists our active clinical trials (indicated by a status of “open”) and trials that have recently closed to enrollment.

Product Candidate	Indication/Intended Use	Phase/Status

Pixantrone	Aggressive NHL, > 3 relapses, single-agent (PIX301)	III / closed

	Aggressive NHL, front-line, CPOP-R (PIX203)	II / closed

OPAXIO (CT-2103)	NSCLC, first-line, doublet therapy, PS0-2, females with pre-menopausal estrogen levels (PGT307)	III/open

	Ovarian first-line maintenance (GOG0212)	III / open

Brostallicin	Advanced or metastatic soft tissue sarcoma, first-line, single agent (EORTC 62061)	II / closed

	Myxoid liposarcoma with specific genomic translocations (BRS202)	II/ closed

	Combination with other anti-cancer drugs (BRS101)	I / closed

Research and Preclinical Development

Cisplatin is a platinum-based chemotherapy drug used to treat a wide variety of cancers. We are developing new analogues of the dinuclear-platinum complex, CT-3610 that is more potent than cisplatin. CT-3610 is endowed with a unique mechanism of action, active in preclinical studies on a large panel of tumor models, sensitive and refractory to cisplatin, and has a safety profile comparable to that of cisplatin. The novel bisplatinum analogues are rationally designed and synthesized to have improved biopharmaceutical properties that reduce the intrinsic reactivity of the molecule and that demonstrate preclinical anti-tumor efficacy in solid tumor models.

Research and development is essential to our business. We spent $51.6 million, $72.0 million and $62.0 million in 2008, 2007 and 2006, respectively, on Company-sponsored research and development activities.

Collaboration, Licensing and Milestone Arrangements

Spectrum Pharmaceuticals, Inc.    In December 2008, we formed our 50/50 owned joint venture, RIT Oncology, with Spectrum to commercialize and develop Zevalin in the United States. At the closing of the joint venture transaction, we contributed all assets exclusively related to Zevalin in exchange for a 50% membership interest in RIT Oncology, an initial payment from RIT Oncology of $7.5 million upon closing of the transaction and an additional payment of $7.5 million in early January 2009. In addition, we may receive up to $15 million in product sales milestone payments upon RIT Oncology’s achievement of certain revenue targets. In February 2009, we exercised our option to sell our 50% interest in RIT Oncology to Spectrum, received an initial payment of $6.5 million on March 2, 2009 and, as of March 9, 2009, are currently engaged in the process of negotiating the transaction terms with Spectrum which will be completed within 30 days of our exercise of the option.

Zevalin Acquisition.    On August 15, 2007, we entered into an asset purchase agreement with Biogen for the acquisition of the U.S. rights to develop, market and sell Zevalin, a radiopharmaceutical. We closed this acquisition on December 21, 2007 with an up-front payment of $10 million, plus certain royalties to Biogen as well as up to two additional future payments to Biogen in the amount of $10 million each in the event that we reached certain milestones related to regulatory approval of additional uses of Zevalin. In December 2008, in connection with the joint venture, the milestones were amended and, along with the royalty payments, were assumed by RIT Oncology upon its formation.

PG-TXL Company, L.P.    We have an amended agreement with PG-TXL Company, L.P. which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL Company, L.P.’s polymer technology. Under the terms of the agreement, we acquired the rights to the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments to PG-TXL Company upon the achievement of certain development and regulatory milestones. To date we have made $6.1 million in milestone payments, including a $0.5 million payment that became due upon the acceptance of our MAA for review by the EMEA in March 2008. In addition, we could be obligated to make additional payments of up to $14.4 million in the future if additional milestones are met, including a $5.0 million payment upon approval of the MAA filing by the EMEA, which may occur in the second half of 2009.

Gynecologic Oncology Group.    We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $6.1 million in additional milestone payments related to the trial. Included in this amount is a $1.0 million milestone payment that became due in the fourth quarter of 2008 based on patient enrollment but had not been paid as of March 9, 2009. We also estimate that an additional milestone payment of $1.6 million may become due in the fourth quarter of 2009 based on patient enrollment.

Acquisition of Systems Medicine, Inc.    In connection with our acquisition of Systems Medicine, Inc. we may be required to pay its stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain Nasdaq limitations on issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin.

Brostallicin.    Under a license agreement entered into for brostallicin, we may be required to pay up to $80.0 million in milestone payments, based on the achievement of certain product development results. Due to the early stage of development that brostallicin is in, we are not able to determine whether the clinical trials will be successful and therefore cannot make a determination that the milestone payments are reasonably likely to occur at this time.

Cephalon.    Pursuant to an acquisition agreement entered into with Cephalon, Inc. in connection with the sale of our former drug, TRISENOX, in June 2005, we may receive up to $100 million in payments upon achievement by Cephalon of specified sales and development milestones related to TRISENOX. However, the achievement of any such milestones is uncertain at this time.

Novartis International Pharmaceutical Ltd.    In September 2006, we entered into an exclusive worldwide licensing agreement with Novartis International Pharmaceutical Ltd., or Novartis, for the development and commercialization of OPAXIO. Total product registration and sales milestones due from Novartis for OPAXIO under the agreement could reach up to $270 million. The agreement also provides Novartis with an option to develop and commercialize pixantrone based on agreed terms. If Novartis exercises its option on pixantrone under certain conditions and we are able to negotiate and sign a definitive license agreement with Novartis, Novartis would pay CTI a $7.5 million license fee, up to $104 million in registration and sales related milestones and a royalty on pixantrone worldwide net sales as well as reimbursement for certain expenses. As of December 31, 2008, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to participate in the development and commercialization of pixantrone or OPAXIO.

Patents and Proprietary Rights

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have exclusive rights to 12 issued U.S. patents and 123 U.S. and foreign pending or issued patent applications relating to our polymer drug delivery technology. There are 7 issued U.S. patents, 2 granted European patents and 88 pending or issued U.S. and foreign patent applications directed to OPAXIO. We have 3 issued U.S. patents and another 19 pending or issued U.S. and foreign patent applications that are directed to

CT-2106. Additionally, we have 4 issued U.S. patents and 75 U.S. and foreign pending and issued patents directed to pixantrone and have licensed 5 granted U.S. patents and 379 pending and issued U.S. and foreign patent applications directed to brostallicin.

In connection with the formation of the joint venture, we transferred to RIT Oncology ownership or licenses to 43 pending and issued U.S. patents applications directed to Zevalin.

Manufacturing

We currently use, and expect to continue to be dependent upon, contract manufacturers to manufacture each of our product candidates. We have established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that our products and product candidates are manufactured in accordance with current Good Manufacturing Practices, or cGMPs, and other applicable domestic and European regulations. We will need to invest in additional manufacturing development, manufacturing and supply chain resources, and may seek to enter into additional collaborative arrangements with other parties that have established manufacturing capabilities. It is likely that we will continue to rely on third-party manufacturers for our development and commercial products on a contract basis. Currently, we have agreements with third-party vendors to produce, test, and distribute pixantrone, OPAXIO and brostallicin drug supply for clinical studies. We will be dependent upon these third-party vendors to supply CTI in a timely manner with products manufactured in compliance with cGMPs or similar standards imposed by U.S. and/or foreign regulatory authorities where our products are being developed, tested, and/or marketed.

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel, a starting material for OPAXIO, which was to be delivered by NPI over several years. This material was intended to be used primarily for research and development activities. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. As we had adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement with NPI in 2005 to reduce the amount of material we would receive and we were refunded $0.8 million of our prepayment. In addition, the agreement, as amended, granted NPI the exclusive right to purchase up to 5 kilograms of our paclitaxel supply at our original cost through September 1, 2007. The amended agreement also allows NPI the right to sell some or all of the paclitaxel supply to its customers and replace the material within 60 days with newer material having a longer expiration date. In August 2007, we entered into an additional amendment whereby NPI repurchased 3.7 kilograms of our prepaid paclitaxel which was currently in NPI’s possession. The amount paid by NPI would offset the cost of 5.3 kilograms of new paclitaxel supply that NPI originally agreed to provide us by November 1, 2007. We received a portion of this new paclitaxel supply in December 2007 and the remaining amount is expected to be delivered in 2009.

Competition

Competition in the pharmaceutical and biotechnology industries is intense. We face competition from a variety of companies focused on developing oncology drugs. We compete with large pharmaceutical companies and with other specialized biotechnology companies, including but not limited to: Bristol-Myers Squibb Co., Sanofi Aventis, Wyeth, Roche, Genentech, OSI Pharmaceuticals, Eli Lilly, Abraxis, Neopharm Inc., Telik Inc., TEVA Pharmaceuticals and PharmaMar. Many of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well-funded research and development programs.

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

Drug Approval Process.    None of our drugs may be marketed in the United States until such drug has received FDA approval. The steps required before a drug may be marketed in the United States include:

•	preclinical laboratory tests, animal studies and formulation studies

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product for each indication

•	submission to the FDA of an NDA

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced, tested, and distributed to assess compliance with cGMPs

•	FDA review and approval of the NDA

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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a substantial review user fee to the FDA. The FDA will review the application and may deem it to be inadequate to support commercial marketing, and we cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the product is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

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

Before approving an NDA, the FDA usually will inspect the facility or the facilities where the product is manufactured, tested and distributed and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter. An approvable letter contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of approval, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy, or impose other post-approval commitment conditions.

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

Employees

As of December 31, 2008, we employed 194 individuals, including 127 in the United States and 67 in Europe. In the United States, 18 employees hold doctoral degrees while 33 hold doctoral degrees in Europe. Our U.S. employees do not have a collective bargaining agreement. Our European employees are subject to a collective bargaining agreement.

In connection with the exercise of our option to sell our interest in Zevalin and RIT Oncology to Spectrum, in March 2009 we announced the plan to terminate 34 employees in the United States who were directly and indirectly responsible for sales and marketing and other operations related to Zevalin. In addition, in connection with our efforts to reduce operating costs, we are seeking to divest our operations in Europe. However, to date we have not been able to find an adequate partner or buyer for those operations and have therefore notified the trade union representing our employees in Bresso, Italy that we intend to close our Italian operations and implement a collective dismissal procedure under Italian law relating to all 62 remaining employees at our Bresso facility. While we believe our relations with our employees to be good, there is the possibility that our employees in Italy may go on strike in relation to our negotiations with the Trade Unions relating to employee dismissals connected to closing the facility in Bresso.

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

Factors Affecting Our Operating Results and Financial Condition

We need to raise additional funds and expect that we will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all; failure to raise significant additional funds may cause us to cease development of our products and operations.

We have substantial operating expenses associated with the development of our product candidates and as of December 31, 2008 we had cash and cash equivalents, securities available-for-sale and interest receivable of approximately $10.7 million, which does not take into account $7.5 million in gross proceeds received from Spectrum in January 2009 in connection with the initial formation of RIT Oncology, or $6.5 million in gross proceeds received from Spectrum in March 2009 in connection with the sale of our 50% interest in RIT Oncology to Spectrum. As of March 9, 2009, we are engaged in the process of negotiating the transaction terms related to this sale with Spectrum and, upon finalizing the terms of that sale, we expect to receive approximately an additional $10.0 million to $11.5 million from Spectrum no later than 90 days following the closing. As of December 31, 2008, our total current liabilities were approximately $42.3 million and we also had a substantial amount of debt outstanding. The aggregate principal balance of our debt as of December 31, 2008 was approximately $142.2 million in convertible notes with interest rates ranging from 4% to 10% which does not take into account $18.0 million in conversions of our 10% notes due 2011. We expect that our existing cash and cash equivalents, securities available-for-sale, interest receivable, proceeds received from our offerings to date as well as the additional funds of approximately $10.0 million to $11.5 million to be received from Spectrum will not provide sufficient working capital to fund our presently anticipated operations beyond May 2009 and we therefore need to raise additional capital.

We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to pixantrone, OPAXIO and brostallicin, and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets, such as our transfer of Zevalin assets to RIT Oncology and our subsequent sale of our 50% interest in RIT Oncology. In addition, some financing alternatives may require us to meet additional regulatory requirements in Italy and the U.S., which may increase our costs and adversely affect our ability to obtain financing. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, shareholders may experience dilution of their proportionate ownership of us.

If our shareholders do not approve an increase in our authorized shares, we may not be able to raise additional funds through equity offerings.

Our shareholders have been asked to vote on a proposal to amend our articles of incorporation to increase the number of authorized shares of common stock at the special meeting of the shareholders to be held on March 24, 2009. Even though our quorum requirement has been reduced to one-third of the shares entitled to vote being present or represented at the meeting, the proposed amendment to the articles of incorporation requires an approval of a majority of the shares entitled to vote on the measure. There is a risk that we may not get shareholder approval to increase the number of authorized shares of common stock. Because of the number of shares reserved for issuance under various convertible securities, derivative securities and otherwise, we do not have enough shares authorized at present to effect an equity financing of any substantial amount. If we do not receive shareholder approval for the proposed increase in authorized shares, our ability to raise capital through equity financings may be adversely affected.

We need to implement a reduction in expenses across our operations.

We need substantial additional capital to fund our current operations. Even if we are able to secure additional financing on acceptable terms in the near future, we expect to implement a number of additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, will provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms and reduce our expenses, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

In November 2007, we converted our Bresso, Italy subsidiary into a corporate branch to reduce expenses related to having a subsidiary in Italy. In February 2009, in an effort to curtail the expenses related to our preclinical drug development operations in Bresso, Italy, we engaged a strategic advisory consulting firm to assist us with developing strategic options for a partnership, asset divestment or joint venture for our Italian branch. However, to date we have been unable to find an appropriate buyer or partner for the Bresso facility, therefore the Board has approved taking the appropriate steps to close that facility and cease our operations in Europe. In February 2009, we notified our employees at the Bresso facility that we would commence a collective dismissal procedure under Italian law, which gives us 75 days to consult with the Trade Unions in Italy regarding solutions that may reduce the social impact of the dismissal.

We expect to continue to incur net losses, and we might never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year. As of December 31, 2008, we had an accumulated deficit of approximately $1.3 billion. We are pursuing regulatory approval for pixantrone, OPAXIO and brostallicin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities, expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

Our debt and operating expenses exceed our net revenues.

We have a substantial amount of debt outstanding, and our annual interest expense with respect to our debt is significant and we need to raise capital to continue to fund our operations. Unless we raise substantial additional capital and reduce our operating expenses, we will not be able to pay all of our operating expenses or repay our debt or the interest, liquidated damages or other payments that may become due with respect to our debt.

Our common stock is listed on The NASDAQ Capital Market and the MTA stock market in Milan, Italy and we may not be able to maintain those listings or trading on these exchanges may be halted or suspended, which may make it more difficult for investors to sell shares of our common stock.

Effective with the opening of trading on January 8, 2009, the U.S. listing of our common stock was transferred to The NASDAQ Capital Market, subject to meeting a minimum market value of listed securities of $35 million. The NASDAQ Listing Qualifications Panel (the “Panel”) approved this transfer after our market capitalization did not comply with the minimum market capitalization required for companies listed on The NASDAQ Global Market, and we presented a plan to the Panel for regaining compliance with the NASDAQ Marketplace Rules. On January 23, 2009, we received an Additional Staff Determination Letter (the “Determination Letter”) from The NASDAQ Stock Market (“NASDAQ”) that stated the NASDAQ staff had concluded that we had violated Marketplace Rule 4350(i)(1)(C), which requires shareholder approval in connection with an acquisition if the issuance or potential issuance is greater than 20% of the pre-acquisition shares outstanding, and that we had at times not complied with Marketplace Rule 4310(c)(17) regarding submission of a “Listing of Additional Shares” form. On February 18, 2009, we updated the Panel on our plan for regaining compliance and requested an extension of the deadline to regain compliance with the minimum market capitalization requirement for The NASDAQ Capital Market. On March 6, 2009, we were notified by NASDAQ that the Panel had determined to continue the listing of our common stock on The NASDAQ Capital Market, subject to the condition that, on or before April 6, 2009, we demonstrated compliance with all applicable standards for continued listing on The NASDAQ Capital Market, including the $35 million minimum market capitalization requirement. The panel also advised that The NASDAQ Marketplace Rules do not allow for an extension for compliance beyond April 6, 2009. In addition, the Panel issued a public reprimand for our prior failures to comply with the shareholder approval requirements and late filing of “Listing of Additional Shares” forms.

Even if we continue to be listed on The NASDAQ Capital Market, trading in our common stock may be halted or suspended due to market conditions or if NASDAQ, CONSOB or the Borsa Italiana determines that trading in our common stock is inadvisable. Trading in our common stock was halted by the Borsa Italiana on February 10, 2009, and, as a consequence, trading in our common stock was halted by NASDAQ. After we provided CONSOB with additional information and clarification on our business operations and financial condition as requested and published a press release containing such information in Italy, CONSOB and NASDAQ lifted the trading halt on our stock. CONSOB may make additional inquiries about our business and financial conditions at any time, and there can be no guarantee that CONSOB or NASDAQ will not halt trading in our shares again in the future.

If our common stock ceases to be listed for trading on The NASDAQ Stock Market, the MTA, or both for any reason or if trading in our stock is halted or suspended on The NASDAQ Stock Market, the MTA, or both, it may harm our stock price, increase the volatility of our stock price and make it more difficult for investors to buy or sell shares of our common stock. Moreover, if our common stock ceases to be listed for trading on The NASDAQ Stock Market or if trading in our stock is halted or suspended on The NASDAQ Stock Market, we may become subject to obligations to redeem certain shares of preferred stock at a premium and/or repay on an accelerated basis certain convertible notes. In addition, if we are not listed on The NASDAQ Stock Market and/or if our public float remains below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may have a material adverse effect on our ability to raise the capital we need.

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

We have received audit reports with a going concern disclosure on our consolidated financial statements.

Due to our need to raise additional financing to fund our operations and satisfy obligations as they become due, our independent registered public accounting firm has included an explanatory paragraph in their reports on our December 31, 2008 and 2007 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. This may have a negative impact on the trading price of our common stock and we may have a more difficult time obtaining necessary financing.

We are required to comply with the regulatory structure of Italy because our stock is traded on the MTA, which could result in administrative challenges.

Our stock is traded on the MTA stock market in Milan, Italy and we are required to also comply with the rules and regulations of CONSOB, which is the public authority responsible for regulating the Italian securities market, and the Borsa Italiana, which ensures the development of the managed market in Italy. Collectively these agencies regulate companies listed on Italy’s public markets. Conducting our operations in a manner that complies with all applicable laws and rules requires us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all applicable regulatory regimes. In addition, the Borsa Italiana and CONSOB have made several requests for information asking us to provide additional clarifications about our business operations and financial condition, and we have complied with such requests and have met with CONSOB on several occasions to answer questions. Compliance with Italian regulatory requirements may delay additional issuances of our common stock; we are currently taking steps to attempt to conform to the requirements of the Italian stock exchange and CONSOB to allow such additional issuances.

In addition, under Italian law, we must publish a listing prospectus that has been approved by CONSOB prior to issuing common stock in any twelve-month period that exceeds 10% of the number of shares of common stock outstanding at the beginning of that period. We have attempted to publish a listing prospectus in Italy to cover our general offerings for the past two years, beginning in April 2007. After working with CONSOB to meet their requirements to publish that listing prospectus for the remainder of 2007, we were finally able to publish a listing prospectus in January 2008, however, that listing prospectus was limited to shares to be issued to Société Générale under the Step-Up Equity Financing Agreement we entered into with Société Générale in 2006, which has since terminated. After meeting with CONSOB in 2008 to further discuss their requirements for a more general listing prospectus, we filed a new listing prospectus on December 31, 2008 which has not yet been published. We are continuing to work with CONSOB to meet their requirements to publish this new listing prospectus. As a result, we are required to raise money using alternative forms of securities; for example, we use convertible preferred stock and convertible debt in lieu of common stock as convertible preferred stock and convertible debt are not subject to the 10% limitation imposed by Italian law.

We are subject to additional legal duties, additional operational challenges and additional political and economic risks related to our operations in Italy.

A portion of our business is currently based in Italy, although we are seeking to divest our Italian assets or, alternatively, shut down our operations in Italy. However, as long as we continue to have operations in Italy, we are subject to duties and risks arising from doing business in Italy, such as:

•

Italian employment law, including collective bargaining agreements negotiated at the national level and over which we have no control and which may complicate our efforts to divest or cease our Italian operations;

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

•

maintaining appropriate uniform standards, controls, procedures and policies relating to financial reporting and employment-related matters, and the conduct of development activities that comply with both U.S. and Italian laws and regulations.

We may not succeed in addressing these challenges, risks and duties, any of which may be exacerbated by the geographic separation of our operations in the United States and in Italy. These risks related to doing business in Italy could harm the results of our operations.

Our operations in Italy make us subject to increased risk regarding currency exchange rate fluctuations.

As long as we continue to have operations in Italy, we are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our foreign currency transactions might fluctuate, our earnings might be negatively affected. In addition, we are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars. Our reporting currency will remain as the U.S. dollar; however, so long as we continue to have operations in Italy, a portion of our consolidated financial obligations will arise in euros. In addition, as long as we continue to have operations in Italy, the carrying value of some of our assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Changes in the value of the U.S. dollar as compared to the euro might have an adverse effect on our reported results of operations and financial condition.

We have reported material weaknesses in our internal control over financial reporting and if material weaknesses are discovered in the future, our stock price and investor confidence in us may be adversely affected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified that as of December 31, 2006 we had material weaknesses in our European branch relative to the effectiveness of our internal control over financial reporting which were remedied during 2007.

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

Our financial condition may be adversely affected if Spectrum Pharmaceuticals, Inc. becomes insolvent, experiences other financial hardship or defaults in the performance of contractual obligations.

Because we do not currently have any marketed products producing revenue, our business is dependent on the performance by third parties, including Spectrum, of their responsibilities under contractual relationships, including the timely payment by Spectrum of the remaining purchase price for the sale of our remaining 50% interest in RIT Oncology. If Spectrum were to default on the performance of its obligations in connection with the sale, we could suffer significant financial losses and operational problems, which could in turn adversely affect our financial performance, cash flows or results of operations and may jeopardize our ability to maintain our operations. Additionally, if RIT Oncology fails to perform its obligations owed to Biogen under certain Zevalin related contracts, including the payment of any milestones, Biogen may look to us in connection with those obligations under the guarantee in favor of Biogen. Spectrum is required to reimburse us for payment of such obligations based upon our percentage ownership of RIT Oncology, and we are dependent on Spectrum to fulfill such reimbursement obligation.

We may not realize any royalties, milestone payments or other benefits under the License and Co-Development Agreement entered into with Novartis Pharmaceutical Company Ltd.

We have entered into a License and Co-Development agreement related to OPAXIO and pixantrone with Novartis International Pharmaceutical Ltd., or Novartis, pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of OPAXIO and an option to enter into an exclusive worldwide license to develop and commercialize pixantrone. We will not receive any royalty or milestone payments under this agreement unless Novartis exercises its option related to pixantrone and we are able to reach a definitive agreement or Novartis elects to participate in the development and commercialization of OPAXIO. Novartis is under no obligation to make such election or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. In the event Novartis does not elect to participate in the development of OPAXIO or pixantrone, we may not be able to find another suitable partner for the commercialization and development of those products, which may have an adverse effect on our ability to bring those drugs to market. In addition, we would need to obtain a release from Novartis prior to entering into any agreement to develop and commercialize pixantrone or OPAXIO with a third party. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels to generate royalty or milestone payments even if Novartis elects to exercise its option with regard to pixantrone or to participate in the development and commercialization of OPAXIO. Novartis has the right under the agreement in its sole discretion to terminate such agreement at any time on written notice to us.

We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO given that our three STELLAR phase III clinical trials for the treatment of non-small cell lung cancer did not meet their primary endpoints.

There are no guarantees that we will obtain regulatory approval to manufacture or market any of our drug candidates. Obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and risky. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval.

Our future financial success depends in part on obtaining regulatory approval of OPAXIO. In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of OPAXIO in non-small cell lung cancer. All three trials failed to achieve their primary endpoints of superior overall survival compared to current marketed agents for treating NSCLC.

In December 2006, we closed the PIONEER clinical trial, and in 2007 we initiated a new study in the United States, PGT307, which focuses on the primary efficacy endpoint of survival in women with NSCLC and pre-menopausal estrogen levels. To conserve limited financial resources, we have decided not to initiate an additional study, the PGT306 trial, for which we have submitted a special protocol assessment, or SPA. We also feel that compelling evidence from one trial, the PGT307 trial, along with supporting evidence from earlier clinical trials, may be adequate to submit an NDA for OPAXIO even though the FDA has established a requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of OPAXIO in the NSCLC setting. We may not receive compelling evidence or any positive results from the PGT307 trial, which would preclude our planned submission of an NDA to the FDA, and would preclude us from marketing OPAXIO in the United States.

Based on discussions with the EMEA Scientific Advice Working Party, we submitted an MAA for OPAXIO in Europe on March 4, 2008 based on results of the STELLAR trials. The MAA was accepted for review by the EMEA in April 2008, however a successful regulatory outcome from the EMEA is not assured as the EMEA’s final opinion cannot be predicted until they have had the opportunity to complete a thorough review of the clinical data that was presented in the MAA. We expect to receive an opinion from the EMEA by June 2009.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current product candidates have received approval for marketing in any country. In March 2008, we submitted an MAA to the EMEA for OPAXIO. In April 2008, the EMEA accepted the MAA for review and we expect to receive an opinion from the EMEA by June 2009. In addition, we expect to begin submission of a rolling NDA to the FDA and request priority review for pixantrone to treat relapsed aggressive NHL in the first half of 2009. If priority review status is granted, the FDA could provide a decision on the NDA as early as six months after the final submission of the NDA. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. In addition, data obtained from clinical trials are susceptible to varying interpretations, and government regulators and our collaborators may not agree with our interpretation of our clinical trial results. If our products are not approved quickly enough to provide net revenues to defray our debt and operating expenses, our business and financial condition will be adversely affected.

In the event that we receive marketing approval for any of our product candidates, we will be subject to numerous regulations and statutes regulating the manner of selling and obtaining reimbursement for those products. For example, federal statutes generally prohibit providing certain discounts and payments to physicians to encourage them to prescribe our product. Violations of such regulations or statutes may result in treble damages, criminal or civil penalties, fines or exclusion of CTI or its employees from participation in federal and state health care programs. Although we have policies prohibiting violations of relevant regulations and statutes, unauthorized actions of our employees or consultants, or unfavorable interpretations of such regulations or statutes may result in third parties or regulatory agencies bringing legal proceedings or enforcement actions against us. Because we will likely need to develop a new sales force for any future marketed products, we may have a greater risk of such violations from lack of adequate training or experience. The expense to retain and pay legal counsel and consultants to defend against any such proceedings would be substantial, and together with the diversion of management’s time and attention to assist in any such defense, may negatively affect our financial condition and results of operations.

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

The marketing and promotion of pharmaceuticals is also heavily regulated, particularly with regard to prohibitions on the promotion of products for off-label uses. In April 2007, we paid a civil penalty of $10.5 million and entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon Inc. in July 2005. As part of that settlement agreement, and in connection with the acquisition of Zevalin we also entered into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services that requires us to establish a compliance committee and compliance program and adopt a formal code of conduct.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•

Because pixantrone is intended to provide less toxic treatments to patients who have failed standard chemotherapy treatment, if we are successful in bringing pixantrone to market, it is not expected to compete directly with many existing chemotherapies. However, pixantrone will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®), and new anti-cancer drugs with reduced toxicity that may be developed and marketed.

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

Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. All of our compounds currently are in research or development, and have not received marketing approval.

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

If any of our license agreements for intellectual property underlying pixantrone, OPAXIO, brostallicin, or any other products are terminated, we may lose the right to develop or market that product.

We have licensed intellectual property, including patent applications relating to intellectual property for pixantrone and brostallicin. We have also in-licensed the intellectual property for our drug delivery technology relating to OPAXIO which uses polymers that are linked to drugs, known as polymer-drug conjugates. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology.

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

We attempt to monitor patent filings for patents that may be relevant to our products and product candidates in an effort to guide the design and development of our products to avoid infringement but have not conducted an exhaustive search. We may not be able to successfully challenge the validity of these patents and could be required to pay substantial damages, possibly including treble damages, for past infringement and attorneys’ fees if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Moreover, third parties may challenge the patents that have been issued or licensed to us. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

We may be unable to obtain a quorum for meetings of our shareholders or obtain necessary shareholder approvals and therefore be unable to take certain corporate actions.

Our articles require that a quorum, consisting of one-third of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our articles, such as an amendment to increase our authorized capital stock, require the approval of a majority of our outstanding shares. A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders but were unable to obtain quorum at either meeting. Following that failure to obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner taking no action to direct the voting of such shares. Under Rule 452 of the New York Stock Exchange, the U.S. broker-dealer may vote shares absent direction from the beneficial owner on certain matters, such as the uncontested election of directors, an amendment to our articles of incorporation to increase authorized shares that are to be used for general corporate purposes, and the ratification of our auditors. As a result of this custody transfer, we were able to hold special meetings of the shareholders in April 2007 and January 2008 and annual meetings of the shareholders in September 2007 and

June 2008 and we expect to have quorum at the special meeting of shareholders to be held on March 24, 2009. At the meeting in June 2008, our shareholders approved a proposal to reduce our quorum requirement from a majority of outstanding voting shares to one-third of outstanding voting shares. However, obtaining a quorum at future meetings even at the lower threshold and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain quorum at future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

If we are unable to obtain a quorum at our shareholder meetings and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on us. In addition, brokers may only vote on those matters for which broker discretionary voting is allowed under Rule 452, and we may not be able to obtain the required number of votes to approve certain proposals that require a majority of all outstanding shares to approve the proposal due to our reliance on broker discretionary voting. Therefore it is possible that even if we are able to obtain a quorum for our meetings of the shareholders we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, including the proposal being submitted to the shareholders at the upcoming meeting on March 24, 2009 to increase the number of authorized shares of common stock, such failure could have a materially adverse effect on us.

We could fail in financing efforts or be delisted from NASDAQ if we fail to receive shareholder approval when needed.

We are required under the NASDAQ Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of our total shares of common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ. Funding of our operations in the future may require issuance of additional equity securities that would comprise more than 20% of our total shares of common stock outstanding, but we might not be successful in obtaining the required shareholder approval for such an issuance, particularly in light of the difficulties we have experienced in obtaining a quorum and holding shareholder meetings as outlined above. If we are unable to obtain financing due to shareholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations.

We may be unable to obtain the raw materials necessary to produce our OPAXIO product candidate in sufficient quantity to meet demand when and if such product is approved.

We may not be able to continue to purchase the materials necessary to produce OPAXIO, including paclitaxel, in adequate volume and quality. Paclitaxel is derived from certain varieties of yew trees and the supply of paclitaxel is controlled by a limited number of companies. Paclitaxel is available and we have purchased it from several sources. We purchase the raw materials paclitaxel and polyglutamic acid from single sources. Should the paclitaxel or polyglutamic acid purchased from our sources prove to be insufficient in quantity or quality, should a supplier fail to deliver in a timely fashion or at all, or should these relationships terminate, we may not be able to qualify and obtain a sufficient supply from alternate sources on acceptable terms, or at all.

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

We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by US and/or foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers and contract service providers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. One of our products under development, OPAXIO, has a complex manufacturing process and supply chain, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredients and drug products for pixantrone and brostallicin are both manufactured by a single vendor. Finished product manufacture and distribution for both pixantrone and brostallicin are to be manufactured and distributed by different single vendors.

If we do not successfully develop our products candidates into marketable products, we may be unable to generate significant revenue or become profitable.

We divested our commercial product, TRISENOX, in July 2005 and only acquired a new commercial product, Zevalin, in December 2007. We transferred Zevalin to RIT Oncology, a joint venture with Spectrum, in December 2008 and, as of March 9, 2009, are currently engaged in the process of selling our remaining interest in the joint venture (and therefore our remaining interest in Zevalin) to Spectrum. Unless we are able to develop one of our product candidates into an approved commercial product, we will not generate any significant revenues from product sales, royalty payments, license fees or otherwise. Pixantrone, OPAXIO and brostallicin are currently in clinical trials; these clinical trials may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product. For example, our STELLAR phase III clinical trials for OPAXIO for the treatment of non-small cell lung cancer failed to meet their primary endpoints. In addition, a number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. We will need to commit significant time and resources to develop these and any additional product candidates. Our product candidates will be successful only if:

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

If we are unable to enter into new in-licensing arrangements, our future product portfolio and potential profitability could be harmed.

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. All of our product candidates in clinical development are in-licensed from a third party, including pixantrone, OPAXIO and brostallicin.

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

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the safety and efficacy of the product. Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to a number of factors. For example:

•	we may not obtain authorization to permit product candidates that are already in the preclinical development phase to enter the human clinical testing phase;

•	authorized preclinical or clinical testing may require significant time, resources or expertise to those originally expected to be necessary;

•	clinical testing may not show potential products to be safe and efficacious and, as with many drugs, may fail to demonstrate the desired safety and efficacy characteristics in human clinical trials;

•	clinical testing may show that potential products are not appropriate for the specific indication for which they are being tested;

•	the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials;

•	we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks or for other reasons; and

•

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

If we fail to commence, complete, experience delays in any of our present or planned clinical trials, or need to perform more or larger clinical trials than planned, our development costs may increase and/or our ability to commercialize our product candidates may be adversely affected. If delays or costs are significant, our financial results and our ability to commercialize our product candidates may be adversely affected.

If we fail to establish and maintain collaborations or if our partners do not perform, we may be unable to develop and commercialize our product candidates.

We have entered into collaborative arrangements with third-parties to develop and/or commercialize product candidates and are currently seeking additional collaborations. For example, we entered into an agreement with the Gynecologic Oncology Group to perform a phase III trial of OPAXIO in patients with ovarian cancer. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates. If we fail to enter into additional collaborative arrangements or fail to maintain our existing collaborative arrangements, the number of product candidates from which we could receive future revenues would decline. For example, in 2005 we sold our product TRISENOX to Cephalon and, pursuant to the terms of the purchase agreement under which TRISENOX was sold, we are entitled to receive milestone payments upon the approval by the FDA of new labeled uses for TRISENOX; however, Cephalon may decide not to submit any additional information to the FDA to apply for label expansion of TRISENOX, in which case we would not receive a milestone payment under the agreement.

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

Because we base several of our drug candidates on unproven technologies, we may never develop them into commercial products.

We base several of our product candidates upon novel technologies that we are using to develop drugs for the treatment of cancer. These technologies have not been proven. Furthermore, preclinical results in animal studies may not predict outcomes in human clinical trials. Our product candidates may not be proven safe or effective. If these technologies do not work, our drug candidates will not develop into commercial products.

Because there is a risk of product liability associated with our products, we face potential difficulties in obtaining insurance.

Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceutical products, and we may not be able to avoid significant product liability exposure. While we have insurance covering the product use in our clinical trials for our product candidates, it is possible that we will not be able to maintain such insurance on acceptable terms or that any insurance obtained will not provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim in excess of our insurance coverage could exceed our net worth.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended March 9, 2009, our stock price has ranged from a low of $0.05 to a high of $9.60. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our issuance of additional debt, equity or other securities, which we need to pursue in 2009 to generate additional funds to cover our current debt and operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	halting or suspension of trading in our common stock by NASDAQ, CONSOB or the Borsa Italiana;

•	economic and other external factors; and

•	general market conditions.

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

We currently lease approximately 77,000 square feet of space at 501 Elliott Avenue West in Seattle, Washington under an amended lease for our executive offices and administrative operations which expires in July 2012. Our European offices also lease approximately 60,000 square feet of office and laboratory space in Bresso (Milan), Italy with the latest lease expiration of 2013. In addition, our wholly owned subsidiary SM, acquired in July 2007, leases approximately 4,000 square feet of office and laboratory space in Scottsdale, Arizona with the latest lease expiration date of 2012. We believe our existing and planned facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3.	Legal Proceedings

On January 2, 2008, Tang Capital Partners LP (“Tang”) filed a civil action in the United States District Court for the Southern District of New York in which Tang alleged that we breached a Securities Purchase Agreement, executed on or about April 16, 2007 in connection with the issuance of Series B Preferred Stock. On January 3, 2009, the Company entered into a settlement agreement with Tang with respect to the civil action filed by Tang on January 2, 2008. In exchange for the full release of all claims arising directly or indirectly out of or related to Tang’s purchase, acquisition, ownership, interest in or rights under Series B 3% Convertible Preferred Stock, the Company agreed to pay Tang $5.1 million. Final payment was completed on January 29, 2009. A holder of Series C Convertible Preferred Stock, Enable Capital Management LLC (“Enable”), filed a lawsuit on January 23, 2008 in the Supreme Court of the State of New York with similar claims to the Tang action. On September 29, 2008, Enable entered into a release agreement with CTI to fully resolve this action. On May 5, 2008, RHP Master Fund, Ltd. (“RHP”), a holder of our Series A Preferred Stock filed suit in the United States District Court for the Southern District of New York alleging breach of contract and violation of Washington Business Corporation Act, and breach of fiduciary duty by certain officer and director defendants. On February 4, 2009, CTI settled all claims that were filed or could have been filed by RHP.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by the Company in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and the Company filed a timely notice of appeal in the Ninth Circuit Court of Appeals. That appeal remains pending. If successful on appeal, we intend to return to the United States District Court for trial. There is no guarantee that we will prevail in the appeal or at trial.

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX® (arsenic trioxide). We made the settlement payment of $10.6 million in April 2007. The settlement agreement did not address separate claims brought against us by the private party plaintiff for his attorneys’ fees and expenses. After further litigation concerning attorneys’ fees and expenses, on January 28, 2009 all remaining claims were settled for approximately $0.5 million, and in consequence, the case has been fully and finally resolved.

On May 1, 2008 i3, a contract research organization, sent a letter claiming that CTI owed i3 $2.2 million pursuant to clinical support work. All of these charges have been previously invoiced to CTI, but the invoices are being evaluated for the association of the work being billed to the contract assignments, as well as the relationship of the pass-through costs to approvable work. On November 6, 2008, i3 filed a demand for arbitration of this dispute with the American Arbitration Association, seeking damages of $2.2 million. That arbitration is pending. While it is probable that some money will be owed to i3, it is not possible at this time to estimate the amount.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance. The Company currently has one arbitration action, but no pending court litigation against it.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CTIC” and the MTA (formerly known as the MTAX and, prior to that, as the Nuovo Mercato) in Italy, also under the ticker symbol “CTIC”. Prior to January 8, 2009, our common stock was traded on the Nasdaq Global Market. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the Nasdaq National Market, our principal trading market (as adjusted to reflect the one-for-four reverse stock split effective April 15, 2007 and the one-for-ten reverse stock split effective August 31, 2008).

	High	Low
2007
First Quarter	72.40	56.40
Second Quarter	75.60	28.50
Third Quarter	49.70	30.00
Fourth Quarter	38.90	15.90
2008
First Quarter	19.90	4.70
Second Quarter	9.60	4.60
Third Quarter	4.90	0.58
Fourth Quarter	0.89	0.12

On March 9, 2009, the last reported sale price of our common stock on the Nasdaq Capital Market was $0.06 per share. As of March 9, 2009, there were approximately 180 shareholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not currently anticipate declaring or paying cash dividends on our common stock or our Series F Preferred Stock in the foreseeable future. Except for dividends payable on the Series A 3% Convertible Preferred Stock and Series D 7% Convertible Preferred Stock, we currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant

Sales of Unregistered Securities

Not Applicable.

Stock Repurchases in the Fourth Quarter

Not Applicable.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2008, including the 2007 Equity Incentive Plan, Novuspharma S.p.A. Stock Option Plan, 1994 Equity Incentive Plan and the 2007 Employee Stock Purchase Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Plans Approved by Shareholders	294,103	(1)	$178.11	250,766	(2)	544,869
Plan Not Approved by Shareholders (3)	4,337		$128.40	None		4,337

(1)	Consists of the 2007 Equity Incentive Plan and the 1994 Equity Incentive Plan.
(2)	Consists of 234,166 shares available for future issuance under the 2007 Equity Incentive Plan and 16,600 shares available for future issuance under the 2007 Employee Stock Purchase Plan.
(3)	Consists of the Novuspharma S.p.A. Stock Option Plan adopted in connection with the merger between CTI and Novuspharma which expired on December 31, 2006.

Stock Performance Graph

	3/31/04	6/30/04	9/30/04	12/31/04
Cell Therapeutics, Inc.	$97.58	$85.01	$79.12	$93.89
Nasdaq Stock Index (U.S.)	$99.31	$102.26	$94.89	$108.84
Nasdaq Pharmaceutical Index	$104.38	$103.25	$98.74	$106.51

	3/31/05	6/30/05	9/30/05	12/31/05
Cell Therapeutics, Inc.	$41.41	$31.26	$32.99	$25.14
Nasdaq Stock Index (U.S.)	$99.98	$103.38	$108.31	$111.16
Nasdaq Pharmaceutical Index	$93.54	$97.96	$115.16	$117.29

	3/31/06	6/30/06	9/30/06	12/31/06
Cell Therapeutics, Inc.	$22.03	$16.61	$19.72	$20.18
Nasdaq Stock Index (U.S.)	$117.90	$109.92	$114.22	$122.11
Nasdaq Pharmaceutical Index	$120.46	$107.76	$112.60	$114.81

	3/31/07	6/30/07	9/30/07	12/31/07
Cell Therapeutics, Inc.	$18.34	$8.79	$10.58	$5.42
Nasdaq Stock Index (U.S.)	$122.29	$131.03	$135.18	$132.42
Nasdaq Pharmaceutical Index	$112.35	$117.31	$122.82	$120.74

	3/31/08	6/30/08	9/30/08	12/31/08
Cell Therapeutics, Inc.	$1.90	$1.38	$0.21	$0.04
Nasdaq Stock Index (U.S.)	$114.06	$114.58	$106.57	$63.80
Nasdaq Pharmaceutical Index	$114.24	$116.89	$122.22	$112.34

Item 6.	Selected Consolidated Financial Data

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$11,352	$47	$—	$14,599	$26,626
License and contract revenue	80	80	80	1,493	2,968

Total revenues	11,432	127	80	16,092	29,594

Operating expenses, net:
Cost of product sold	3,244	49	—	518	1,104
Research and development	51,614	72,019	61,994	68,767	101,127
Selling, general and administrative	41,445	35,316	35,303	61,717	78,522
Amortization of purchased intangibles	1,658	913	792	1,254	2,294
Gain on sale of Zevalin(1)	(9,444)	—	—	—	—
Acquired in-process research and development(2)	36	24,615	—	—	87,375
Restructuring charges and related asset impairments(3)	162	201	591	12,780	—
Gain on divestiture of TRISENOX(4)	—	—	—	(71,211)	—

Total operating expenses, net	88,715	133,113	98,680	73,825	270,422

Loss from operations	(77,283)	(132,986)	(98,600)	(57,733)	(240,828)

Other income (expense):
Investment and other income, net	549	2,430	2,866	2,588	1,636
Interest expense	(8,559)	(8,237)	(8,852)	(14,283)	(10,019)
Amortization of debt discount and issuance costs	(66,530)	(4,280)	(10,977)	(2,263)	(969)
Foreign exchange gain (loss)	3,637	4,657	1,877	8	(2,118)
Make-whole interest expense	(70,243)	(2,310)	(24,753)	(1,013)	—
Gain on derivative liabilities	69,739	3,672	6,024	236	—
Gain (loss) on exchange of convertible notes	(25,103)	(972)	7,978	—	—
Debt conversion expense	—	—	—	(23,608)	—
Write-off of financing arrangement costs	(2,846)	—	—	—	—
Equity loss from investment in joint venture	(123)	—	—	—	—
Settlement expense	(3,393)	(160)	(11,382)	—	—
Loss on extinguishment of royalty obligation	—	—	—	(6,437)	—

Loss before minority interest	(180,155)	(138,186)	(135,819)	(102,505)	(252,298)
Minority interest in net loss of subsidiary	126	78	—	—	—

Net loss	$(180,029)	$(138,108)	$(135,819)	$(102,505)	$(252,298)
Preferred stock beneficial conversion feature	(1,067)	(9,549)	—	—	—
Preferred stock dividends	(662)	(648)	—	—	—
Deemed dividends on conversion of preferred stock	(21,149)	—	—	—	—

Net loss attributable to common shareholders	$(202,907)	$(148,305)	$(135,819)	$(102,505)	$(252,298)

Basic and diluted net loss per common share(5)	$(7.00)	$(32.75)	$(48.39)	$(63.51)	$(186.75)

Shares used in calculation of basic and diluted net loss per common share	28,967	4,529	2,807	1,614	1,351

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, securities available-for-sale and interest receivable	$10,680	$18,392	$54,407	$69,067	$116,020
Restricted cash(6)	6,640	—	—	25,596	—
Working capital	(13,962)	(30,909)	30,166	76,288	93,813
Total assets	64,243	73,513	101,821	155,440	184,996
10% Convertible senior notes(7)	19,784	—	—	—	—
9% Convertible senior notes(8)	4,104	—	—	—	—
7.5% Convertible senior notes(9)	32,601	32,220	48,186	—	—
6.75% Convertible senior notes(10)	6,926	6,922	6,945	79,046	—
5.75% Convertible senior notes(11)	23,808	23,287	—	—	—
5.75% Convertible senior subordinated notes(12)	—	16,907	27,407	66,929	85,459
4.0% Convertible senior subordinated notes(13)	55,150	55,150	55,150	55,150	75,000
5.75% Convertible subordinated notes(14)	—	2,910	28,490	29,640	29,640
Series A 3% Convertible preferred stock	417	5,188	—	—	—
Series B 3% Convertible preferred stock	4,031	11,881	—	—	—
Series C 3% Convertible preferred stock	3,221	6,229	—	—	—
Series D 7% Convertible preferred stock	734	2,938	—	—	—
Royalty obligation	—	—	—	—	25,123
Other long-term obligations, less current portion	2,907	9,879	4,667	7,326	6,363
Accumulated deficit	(1,312,320)	(1,109,413)	(961,108)	(825,289)	(722,784)
Total shareholders’ deficit	(132,061)	(134,125)	(101,604)	(107,097)	(70,708)

(1)	The gain on sale of Zevalin for the year ended December 31, 2008 related to the gain recognized, net of transaction costs, on the sale of Zevalin to RIT Oncology, our 50/50 joint venture with Spectrum. As of March 9, 2009, we are engaged in the process of selling our 50% interest in RIT Oncology to Spectrum.
(2)	The 2007 amount represents the value of SM’s and Zevalin’s purchased technology which had not reached technological feasibility at the time of the acquisitions. Acquired IPRD for SM was $21.4 million and was related to brostallicin. Acquired IPRD for Zevalin was $3.2 million related to label expansions for indications not approved by the FDA. The 2004 amount represents the value of Novuspharma’s research and development projects and technologies which had no alternative use and which had not reached technological feasibility as of January 1, 2004, the effective date of the merger between CTI and Novuspharma.
(3)	The 2005 amount represents costs related to our 2005 restructuring activities which includes excess facilities charges of $7.1 million, employee separation costs of $3.5 million, lease termination payments of $1.2 million and restructuring related asset impairment charges of $1.0 million. The 2008, 2007 and 2006 balances represent adjustments to these amounts.
(4)	Amount represents the gain recognized on the divestiture of TRISENOX and certain proteasome assets to Cephalon as well as transition services provided to Cephalon related to TRISENOX and proteasome assets.
(5)	See Notes 1 and 16 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per share.
(6)	The 2008 amount represents cash held in escrow to fund potential make-whole payments on certain of our convertible senior notes. The 2005 amount represents approximately $24.6 million held in escrow to fund potential redemptions of up to 30% of the aggregate amount of our 6.75% convertible senior notes and approximately $1.0 million held in connection with the liquidation of Cell Therapeutics (Ireland) Holding Limited.
(7)	The 10% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 7.29927 shares of common stock per $1.00 principal amount of the notes, which is equivalent to a conversion price of approximately $0.137 per share.
(8)	The 9% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 70.922 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $14.10 per share.

(9)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 11.96298 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $83.59 per share. The 2006 amount includes $2.3 million which is included in current portion of derivative liability.
(10)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 9.50925 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $105.16 per share.
(11)	The 5.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 33.33333 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $30.00 per share.
(12)	The 5.75% convertible senior subordinated notes were convertible in shares of CTI common stock at a conversion rate of 2.5 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $400.00 per share. These notes matured in June 2008.
(13)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 1.85185 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $540.00 per share.
(14)	The 5.75% convertible subordinated notes were convertible in shares of CTI common stock at a conversion rate of 0.7353 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $1,360.00 per share. These notes matured in June 2008.

Item 7.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

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

Overview

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary cancer drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of December 31, 2008, we had incurred aggregate net losses of approximately $1.3 billion since inception. We expect to continue to incur operating losses for at least the next couple of years.

In December 2008, we formed a 50/50 owned joint venture with Spectrum Pharmaceuticals, Inc., or Spectrum. The joint venture, RIT Oncology LLC, or RIT Oncology, was formed to commercialize and develop Zevalin®™ (Ibritumomab Tiuxetan), or Zevalin, a radiopharmaceutical product to which we acquired the U.S. development, sales and marketing rights from Biogen Idec, Inc., or Biogen, in December 2007 for an upfront payment of $10.1 million, up to $20 million in contingent milestone payments and certain royalty payments based on net sales of Zevalin. The milestone and royalty payment obligations were transferred to RIT Oncology in connection with the formation of the joint venture. Upon formation of RIT Oncology, we contributed all assets exclusively related to Zevalin and in exchange received a 50% membership interest in RIT Oncology and $15.0 million in payments from RIT Oncology, of which $7.5 million was received upon formation and $7.5 million was received in January 2009. We also made an initial capital contribution of $1.8 million to RIT Oncology upon the closing of the joint venture transaction. At that time, RIT Oncology also issued to Spectrum a 50% membership interest in exchange for its capital contribution, a portion of which funded the purchase price paid to us by RIT Oncology.

Under the terms of the operating agreement for the joint venture, we had an option to sell our 50% interest in the joint venture to Spectrum for $18 million, as adjusted, and in February 2009, we exercised that option. In March 2009 we received from Spectrum a payment of $6.5 million (a portion of which was used to pay a consent fee owed to Biogen) in connection with the sale of our 50% interest in RIT Oncology and, as of March 9, 2009, are engaged in the process of finalizing the transaction terms, including the terms of payment for the remainder of the purchase price (which will be received no later than 90 days following the closing). As a result of this transaction, we will be fully divested of our 50% interest in the joint venture, and thereby our remaining interest in Zevalin.

In July 2007, we completed our acquisition of Systems Medicine, Inc., or SM, a privately held oncology company, in a stock-for-stock merger, valued at $20 million. SM stockholders may also receive a maximum of $15 million in additional consideration (payable in cash or stock at our election, subject to certain NASDAQ limitations on issuance of stock) upon the achievement of certain FDA regulatory milestones. Under the agreement, SM became Systems Medicine, LLC and operates as a wholly owned subsidiary of CTI. SM holds worldwide rights to use, develop, import and export brostallicin, a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 200 patients have been treated to date.

In September 2006, we entered into an exclusive worldwide licensing agreement with Novartis International Pharmaceutical Ltd., or Novartis, for the development and commercialization of OPAXIO. If Novartis elects to participate in the development and commercialization of OPAXIO, total product registration and sales milestones due from Novartis for OPAXIO under the agreement could reach up to $270 million. The agreement also provides Novartis with an option to develop and commercialize pixantrone based on agreed terms. If Novartis exercises its option on pixantrone under certain conditions, Novartis would pay CTI a $7.5 million license fee, up to $104 million in registration and sales related milestones and a royalty on pixantrone worldwide net sales as well as reimbursement for certain expenses.

On July 18, 2005, we completed the divestiture of TRISENOX® (arsenic trioxide), an anti-cancer compound, and certain proteasome assets to Cephalon Inc., or Cephalon. Proceeds from the divestiture, net of broker fees, were approximately $71.9 million which includes proceeds received from transition services provided. In addition, in the future we may receive up to an additional $100 million if Cephalon is successful in achieving certain sales and development milestones, although achievement of such milestones is uncertain.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our subjective or complex judgment in the preparation of our consolidated financial statements.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. All product sales for 2008 and 2007 were derived from Zevalin. Product sales are generally recorded upon shipment net of an allowance for estimated product returns and rebates. We analyze historical returns patterns for our products in determining an appropriate estimate for returns allowance. We may need to adjust our estimates if actual results vary which could have an impact on our earnings in the period of adjustment. If customers have product acceptance rights or product return rights, and we are unable to reasonably estimate returns related to that customer or market, we defer revenue recognition until such rights have expired. Following the transfer of Zevalin to RIT Oncology in December 2008, we do not currently have any marketed products generating sales revenue.

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

Except for our 5.75% and 7.5% notes, all of our convertible senior notes include a feature that calls for make-whole payments upon any conversion of these notes. Our 7.5% convertible senior notes include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. These make-whole features along with the conversion options on the notes represent embedded derivatives that must be accounted for separately from the related debt securities except where our convertible senior notes are recorded entirely at fair value pursuant to the guidance in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The fair value of the derivative for our 6.75% convertible senior notes is calculated based on a discounted cash flow model. The fair value of the derivatives related to all other convertible senior notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility and estimated time to expiration of the make-whole feature.

Changes in the estimated fair value of the derivative liabilities related to the convertible senior notes are included in gain on derivative liabilities and will be remeasured at the end of each reporting period until the relevant feature expires or all of the relevant notes are converted or repurchased.

Purchase price allocation

Based on the provisions of SFAS No. 141, Business Combinations, for transactions that occurred prior to December 31, 2008, the purchase price for our acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we engaged an independent third-party valuation firm to assist in determining the fair value of in-process research and development and identifiable intangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur.

Restructuring Charges

We have recorded charges in connection with restructuring activities, including estimates pertaining to employee separation costs, the related abandonment of excess facilities and impairment of fixed assets, and certain contract termination costs. Restructuring charges are recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

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

Results of Operations

Years ended December 31, 2008 and 2007.

Product sales.    Product sales for the year ended December 31, 2008 and 2007 relate to Zevalin and increased due to the fact that we did not acquire Zevalin from Biogen until December 2007.

License and contract revenue.    License and contract revenue for the year ended December 31, 2008 and 2007 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Cost of product sold.    Cost of product sold for the years ended December 31, 2008 and 2007 relates to sales of Zevalin and consists primarily of contractual royalties on product sales in addition to cost of product sold to customers. The increase in cost of product sold is consistent with the increase in product sales.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2008	2007
Compounds under development:
Pixantrone	$8,238	$16,630
Zevalin	5,271	143
OPAXIO	4,145	20,751
Brostallicin	3,860	4,205
Other compounds	391	813
Operating expenses	27,878	27,156
Discovery research	1,831	2,321

Total research and development expenses	$51,614	$72,019

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for OPAXIO, pixantrone, brostallicin and Zevalin are approximately $217.3 million, $48.7 million, $8.1 million and $5.4 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A in January 2004 and costs for brostallicin prior to our acquisition of SM in July 2007 are excluded from this amount. Costs for Zevalin prior to its acquisition in December 2007 and subsequent to its sale to RIT Oncology in December 2008 are also excluded from this amount.

Research and development expenses decreased to approximately $51.6 million for the year ended December 31, 2008, from approximately $72.0 million for the year ended December 31, 2007. Pixantrone costs decreased primarily due to a decrease in clinical development activity mainly related to the closure of our PIX303 clinical trial in the fourth quarter of 2007 as well as a discontinuance of patient enrollment during 2008 in our RAPID and EXTEND trials. We closed the PIX303 trial based on, among other considerations, our plans to refocus the Company’s resources on obtaining pixantrone approval based on the EXTEND phase III trial before making additional substantial investments in alternative indications for pixantrone as well as the changing competitive landscape in second line follicular NHL. In early 2008, we closed enrollment on the RAPID trial based on adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. Additionally, we closed enrollment on the EXTEND trial during 2008 as we believed that the current accrual rate would not contribute substantially to the trial’s chance of success. These decreases were partially offset by an increase in manufacturing activity for pixantrone. Costs for Zevalin increased due to our acquisition of the product in December 2007 and primarily relate to clinical development activity including $2.0 million in expense related to our payment to Bayer Schering for access to the data from the FIT trial. Our Zevalin product was contributed to RIT Oncology, a joint venture we formed with Spectrum, on December 15, 2008 and all related expenses subsequent to this date have been assumed by the joint venture. In addition, as of March 9, 2009, we are engaged in the process of selling our interest in the joint venture to Spectrum. Costs for our OPAXIO program decreased primarily due to a decrease in clinical development activity related to our PGT307 trial, which was reduced in scope to U.S. sites only in early 2008, reduced costs associated with our PIONEER trial which was suspended and closed in the fourth quarter of 2006 and incurred certain wrap-up costs in the first half of 2007 and a decrease in the GOG0212 study related to the amendment to our contract with the GOG. Manufacturing activity for OPAXIO also decreased as we extended activities into 2009 in an effort to conserve cash in 2008. Costs for brostallicin decreased primarily due to a non-recurring license payment during 2007 related to a development agreement, partially offset by an increase in clinical development activities related to phase I and phase II studies. Our operating expenses remained fairly consistent in both years, while our discovery research decreased slightly due to a shift in focus to our commercial product Zevalin, which was transferred to the joint venture, as well as other products closer to commercialization.

Our lead drug candidates, pixantrone, OPAXIO and brostallicin, are currently in clinical trials. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMEA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. We have drug candidates that are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

Our products will be successful and we will be able to generate revenues only if:

•	our product candidates are developed to a stage that will enable us to commercialize, sell, or license related marketing rights to third parties; and

•	our product candidates, if developed, are approved.

Failure to generate such revenues may preclude us from continuing our research, development and commercial activities for these and other product candidates. We also enter into collaboration agreements for the development and commercialization of our product candidates. We cannot control the amount and timing of resources our collaborators devote to product candidates, which may also result in delays in the development or marketing of products.

Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost. We submitted an MAA for OPAXIO in Europe in March 2008 based on the results of the STELLAR trials. The MAA was accepted for review by the EMEA in April 2008, however, a successful regulatory outcome from the EMEA is not assured as the EMEA’s final opinion cannot be predicted until they have had the opportunity to complete a thorough review of the clinical data that was presented in the MAA. We expect to receive an opinion from the

EMEA by June 2009 and, if we obtain a favorable review by the European Commission, could receive marketing authorization in the second half of 2009. If we do receive approval of that MAA in 2009, we would expect to receive cash inflows in 2009 through collaborative agreements or from sales of the product.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased to approximately $41.6 million for the year ended December 31, 2008, from approximately $35.5 million for the year ended December 31, 2007. This is primarily attributed to a $4.8 million increase in sales and marketing expenses due to the acquisition of Zevalin in December 2007 and subsequent expansion of our sales force. In addition, we incurred approximately $1.2 million in legal and consulting fees associated with the potential spin-off, asset divestment, or creation of a joint venture with regard to certain of our operations and assets. We also had an increase in our stock-based compensation expense of approximately $1.8 million as well as an increase in our legal expenses of approximately $0.9 million primarily due to our claim against the Lash Group, Inc. and Documedics Acquisition Co., Inc. Compensation and benefits also increased approximately $0.6 million in part due to key executive personnel hired in 2008. These increases were offset by a $1.3 million decrease in finance and administration and human resources expenses in our Italian operations due to a reduced level of activities. In addition, corporate development expenses decreased approximately $0.8 million primarily related to a reduction in travel costs. Finance and administration expenses also decreased approximately $0.8 million primarily due to a decrease in expenses associated with our shareholder meetings as well as a decrease in certain taxes and insurance premiums. We expect selling, general and administrative expenses to decrease in 2009 as compared to 2008 due to the divestiture of Zevalin to Spectrum Pharmaceuticals, Inc. as well as the divestiture or closure of our Bresso facility in the first quarter of 2009.

Amortization of purchased intangibles.    Amortization for the year ended December 31, 2008 increased to approximately $1.7 million from approximately $0.9 million for the year ended December 31, 2007 primarily due to the amortization of intangible assets acquired in connection with our acquisition of Zevalin in December 2007.

Gain on sale of Zevalin.    The gain on sale of Zevalin for the year ended December 31, 2008 related to the gain recognized, net of transaction costs, on the sale of Zevalin to RIT Oncology, the 50/50 joint venture we formed with Spectrum. Due to the fact that we received cash for assets contributed, we recorded a gain based on the difference between the book value of the assets contributed and the fair value of these assets as recorded under the joint venture.

Acquired in-process research and development.    Acquired in-process research and development for the year ended December 31, 2008 relates to adjustments to our one-time charge recorded in connection with our acquisition of Zevalin in December 2007. These adjustments resulted from changes in the estimated acquisition costs used in determining the total estimated purchase price of the acquisition. The amount for the year ended December 31, 2007 relates to one-time charges of $21.4 million and $3.2 million recorded in connection with our acquisitions of SM and Zevalin, respectively.

Investment and other income, net.    Investment and other income for the year ended December 31, 2008 decreased to approximately $0.5 million as compared to $2.4 million for the year ended December 31, 2007 primarily due to a lower average securities available-for-sale balance.

Interest expense.    Interest expense increased to approximately $8.6 million for the year ended December 31, 2008 from approximately $8.2 million for the year ended December 31, 2007. This was primarily due to increases of approximately $3.0 million related to interest on our 5.75% convertible senior notes issued in December 2007 as well as interest on our 9% notes, 15% notes, 18.33% notes, 9.66% notes and 10% notes due 2012 which were all issued during 2008. These increases were offset by a decrease of $2.8 million in interest expense on our 5.75% convertible subordinated and senior subordinated notes due to the exchange of approximately $36.1 million of these notes for our 5.75% senior notes in December 2007, the cancellation of $9.1 million of these notes in exchange for shares of our common stock in February 2008 and repayment of the remaining amount upon maturity in June 2008.

Amortization of debt discount and issuance costs.    Amortization of debt discount and issuance costs increased to $66.5 million for the year ended December 31, 2008 as compared to $4.3 million for the year ended December 31, 2007. This increase was primarily due to the accelerated amortization of debt discount and issuance costs related to conversions of certain of our convertible notes issued in 2008. For the year ended December 31, 2008, amortization of the debt discount related to our 13.5% notes, 9% notes, 15.5% notes, 18.33% notes, 10% notes due 2012, 10% notes due 2011 and 9.66% notes was approximately $23.4 million, $13.2 million, $8.6 million, $5.6 million, $3.4 million, $2.2 million and $1.8 million, respectively, and the amortization of debt issuance costs was approximately $2.0 million, $1.9 million, $0.3 million, $0.5 million, $0.4 million, $0.2 million and $0.3 million, respectively. This amortization was primarily due to conversions of these notes during the year ended December 31, 2008. These increases were offset by a decrease of $2.9 million in amortization of debt discount and issuance costs on our 7.5% notes primarily related to conversions of these notes during the year ended December 31, 2007.

Foreign exchange gain.    Foreign exchange gains for the years ended December 31, 2008 and 2007 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Make-whole interest expense.    Make whole interest expense of $70.2 million for the year ended December 31, 2008 is related to $22.4 million in payments made upon the conversion of $27.6 million of our 13.5% notes, $15.5 million in payments made upon conversion of $28.3 million of our 18.33% notes, $11.0 million in payments made upon conversion of $40.8 million of our 9% notes, $8.8 million in payments made upon conversion of $14.2 million of our 15.5% notes, $4.5 million in payments made upon conversion of $15.7 million of our 9.66% notes, $4.4 million in payments made upon conversion of $14.7 million of our 10% notes due 2011 and $3.6 million in payments made upon conversion of $9.0 million of our 10% notes due 2012. Make-whole interest expense of $2.3 million for the year ended December 31, 2007 is due to payments made related to the conversion of $13.6 million of our 7.5% notes.

Gain on derivative liabilities.    The gain on derivative liabilities of $69.7 million for the year ended December 31, 2008 is primarily due to gains of $22.3 million, $12.0 million, $8.6 million, $6.9 million, $4.6 million, $3.4 million, $2.4 million and $2.2 million resulting from the change in the estimated fair value of the derivative liabilities related to the embedded conversion options on our 13.5% notes, 9% notes, 15.5% notes, 18.33% notes, 15% notes, 10% notes due 2012, 9.66% notes and 10% notes due 2011, respectively. There was also a gain of $7.3 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant that was issued in connection with the issuance of our 13.5% notes and Series E preferred stock financing and modified in connection with the issuance of our 15% and 18.33% notes. The gain on derivative liabilities of $3.7 million for the year ended December 31, 2007 primarily represents the change in the estimated fair value of the derivative liabilities related to the interest make-whole provisions on our 7.5% notes.

Gain (loss) on exchange of convertible notes.    The loss on exchange of convertible notes of $25.1 million for the year ended December 31, 2008 is due to the repurchase of certain of our convertible notes in exchange for new convertible notes or common stock. In July and August 2008, we recorded a $10.3 million loss due to the repurchase of approximately $17.5 million aggregate principal of our 13.5% notes in connection with the issuance of our 18.33% notes. A loss of $5.5 million was due to the repurchase of $18.2 million of our 15% notes in connection with the issuance of our 9.66% notes in October 2008. In addition, we repurchased the remaining $4.8 million of our 15% notes, $16.3 million of our 18.33% and $9.0 million of our 9.66% in connection with the issuance of our 10% notes due 2011 and recorded a $3.7 million loss. We also recorded a $3.3 million loss due to the exchange of $5.3 million of our 9% notes for units of our 13.5% notes, Series E preferred stock and related warrants issued in April 2008 and a loss of $2.3 million due to the extinguishment of approximately $9.1 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately 0.7 million shares of our common stock in February 2008.

The loss of approximately $1.0 million during the year ended December 31, 2007 is due to the extinguishment of approximately $36.1 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately $23.3 million aggregate principal amount of our 5.75% convertible senior notes and approximately 5.5 million shares of our common stock in the fourth quarter of 2007.

Write-off of financing arrangement costs.    The write-off of financing arrangement costs of $2.8 million for the year ended December 31, 2008 primarily relates to a $2.4 million write-off of offering costs associated with the Step-Up Equity Financing Agreement with Société Générale, including costs related to the Italian Listing Prospectus that was published in January 2008 as an Italian regulatory requirement to issue shares under this agreement. The write-off was primarily due to significant uncertainty regarding our ability to pursue further financings under this agreement which terminated in January 2009. In addition, we wrote-off $0.5 million in expenses associated with our equity line of credit with Midsummer Investment, Ltd., or Midsummer, based on our plans to terminate the agreement; that termination occurred in March 2009.

Equity loss from investment in joint venture.    The loss for the year ended December 31, 2008 relates to our 50% interest in RIT Oncology, which we account for using the equity method of accounting.

Settlement expense.    Settlement expense of $3.4 million for the year ended December 31, 2008 was primarily related to $2.9 million in payments accrued or made to certain of our preferred stock holders for the release of all claims against us in connection with our alleged breach of contract related to their preferred stock held. In addition, we recorded expense of $0.5 million for the settlement of attorney’s fees and costs related to claims brought against us by a private party plaintiff in connection with our litigation with the United States Attorney’s Office, or USAO, as discussed in Legal Proceedings.

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

Minority interest in net loss of subsidiary.    Minority interest in net loss of subsidiary was approximately $0.1 million for the years ended December 31, 2008 and 2007, and represents the minority owner’s pro rata allocation of the losses in Aequus Biopharma, Inc.

Years ended December 31, 2007 and 2006.

Product sales.    Product sales for the year ended December 31, 2007 relate to Zevalin. We had no product sales during the comparable period in 2006.

License and contract revenue.    License and contract revenue for the year ended December 31, 2007 and 2006 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Cost of product sold.    Cost of product sold for the year ended December 31, 2007 relates to sales of Zevalin and consists primarily of contractual royalties on product sales in addition to cost of product sold to customers. There was no cost of product sold for the year ended December 31, 2006 as we did not acquire Zevalin until December 2007.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2007	2006
Compounds under development:
OPAXIO	$20,751	$24,722
Pixantrone	16,630	10,404
Brostallicin	4,205	—
Other compounds	956	848
Operating expenses	27,156	24,545
Discovery research	2,321	1,475

Total research and development expenses	$72,019	$61,994

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

Interest expense.    Interest expense decreased to approximately $8.2 million for the year ended December 31, 2007 from approximately $8.9 million for the year ended December 31, 2006. This change is primarily due to a decrease in interest expense on our 5.75% convertible subordinated and senior subordinated notes of approximately $0.8 million due to exchanges of these notes for our 7.5% notes in April 2006. Interest expense on our 7.5% notes also decreased approximately $0.2 million due to conversions of these notes during 2006 and 2007. These decreases were offset by an increase in interest expense on our 6.75% notes of approximately $0.4 million.

Amortization of debt discount and issuance costs.    Amortization of debt discount and issuance costs decreased to approximately $4.3 million for the year ended December 31, 2007 from approximately $11.0 million for the year ended December 31, 2006. This change is primarily due to a $4.2 million decrease in the amortization of debt issuance costs and a $3.9 million decrease in the amortization of the debt discount related to the conversion of our 6.75% notes during the year ended December 31, 2006. These decreases were offset by an increase in amortization of the debt discount of $1.5 million on our 7.5% notes primarily due to the conversion of $13.6 million of these notes during the year ended December 31, 2007. These conversions resulted in accelerated accretion of the additional debt discount that had been recorded in December 2006.

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

Liquidity and Capital Resources

As of December 31, 2008, we had approximately $10.7 million in cash and cash equivalents, securities available-for-sale and interest receivable. We expect our average cash burn rate for 2009 to be approximately $4.0 million per month.

Net cash used in operating activities totaled approximately $80.2 million in 2008, compared to approximately $103.6 million in 2007 and $116.6 million in 2006. The decrease in net cash used in operating activities for the year ended December 31, 2008 as compared to 2007 was primarily due to a decrease in our selling, general and administrative and research and development expenses as well as an increase in cash collected from our sales of Zevalin. The decrease in net cash used in operating activities for the year ended December 31, 2007 as compared to 2006 was primarily due to a decrease in cash paid for interest of approximately $23.4 million offset in part by a $10.6 million settlement payment in 2007 related to our litigation with the USAO. For the years ended December 31, 2008, 2007 and 2006 our net loss included $70.2 million, $2.3 million and $24.8 million in make-whole interest payments related to conversions of certain of our convertible notes. Our make-whole payments for the year ended December 31, 2008 were paid with restricted cash held in escrow to fund these payments and, therefore, did not affect cash used in operating activities for 2008.

Net cash provided by investing activities totaled approximately $4.4 million in 2008 as compared to $21.5 million in 2007 and net cash used in investing activities of $17.9 million in 2006. Net cash provided by investing activities during the year ended December 31, 2008 was primarily due to $6.8 million in net cash received in December 2008 in connection with our disposition of Zevalin to RIT Oncology in exchange for a 50% interest in RIT Oncology as well as proceeds from sales and maturities of securities available-for-sale, offset by purchases of securities available-for-sale, purchases of property and equipment and cash paid for acquisition costs related to our purchase of Zevalin in December 2007. Net cash provided by investing activities during the year ended December 31, 2007 was primarily due to the net amount of cash received from sales, maturities and purchases of securities available-for-sale offset by cash paid for the acquisition of Zevalin. The net cash used in investing activities in 2006 was primarily due to the net amount of cash paid from purchases, sales and maturities of securities available-for-sale.

Net cash provided by financing activities totaled approximately $73.7 million in 2008, $84.7 million in 2007 and $102.7 million in 2006. Net cash provided by financing activities for the year ended December 31, 2008 was primarily due to issuances of our convertible senior notes. Proceeds from the issuance of our 9% notes were approximately $35.4 million, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. We also made a deemed dividend payment of approximately $16.2 million to induce existing holders of our Series A, B, C and D convertible preferred stock to convert their shares of preferred stock into common stock in connection with this issuance. Proceeds from the issuance of our 13.5% notes and Series E preferred stock were approximately $19.6 million, net of issuance costs, restricted cash placed in escrow to fund make-whole payments and the cancellation of $5.3 million of our 9% notes. Upon cancellation of these notes, $1.4 million was released to us from the amount placed in escrow to fund make-whole payments. Proceeds from the issuance of our 15% notes were approximately $11.4 million, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. We received approximately $1.8 million in proceeds from the issuance of our 18.33% notes, net of issuance costs, restricted cash placed in escrow to fund make-whole payments and the repurchase of approximately $17.5 million of our 13.5% notes and warrants. Upon cancellation of the 13.5% notes and warrants, $6.5 million was released to us from the amount placed in escrow to fund make-whole payments. We received proceeds of approximately $10.1 million from the issuance of our 10% notes due 2012 and 15.5% notes, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. In connection with these issuances, we made another deemed dividend payment of approximately $2.0 million to induce an existing holder of our Series C preferred stock to convert its shares of preferred stock into common stock. We made a net payment of $1.1 million for the issuance of our 9.66% notes and the cancellation of $18.2 million of our 15% notes, net of issuance costs and a net payment of $6.5 million for the issuance of our 10% notes due 2011 and the cancellation of $16.3 million of our 18.33% notes, $9.0 million of our 9.66% notes and $4.8 million of our 15% notes, net of issuance costs. In connection with the cancellations of these notes, $20.8 million was released to us from amounts placed in escrow to fund make-whole payments. We also received $5.1 million in net proceeds from the sale of our common stock under equity financing agreements. Cash received from these financings were offset by the repayment of the outstanding $10.7 million principal balance on our 5.75% convertible subordinated and senior subordinated notes upon their maturity in June 2008. Net cash provided by financing activities for the year ended December 31, 2007 was primarily due to net proceeds of $18.6 million received from the sale of 20,000 shares of our Series A 3% convertible preferred stock and common stock warrants in February 2007, net proceeds of $34.8 million received from the sale of 37,200 shares of our Series B 3% convertible preferred stock and common stock warrants in April 2007, net proceeds of $18.9 million received from the sale of 20,250 shares of our Series C 3% convertible preferred stock and common stock warrants in July 2007, net proceeds of $6.1 million received from the sale of 6,500 shares of our Series D 7% convertible preferred stock and common stock warrants in December 2007 and net proceeds of $7.0 million received from the sale of our common stock and common stock warrants in December 2007. Net cash provided by financing activities for the year ended December 31, 2006 was primarily due to net proceeds of $34.7 million received from the sale of our common stock in September 2006, including the repurchase of stock and warrants in October 2006, $31.2 million received from the issuance of our 7.5% notes, $24.6 million due to the release of restricted cash associated with the mandatory redemptions of our 6.75% notes and $14.8 million in net proceeds received from the sale of our common stock to Novartis.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and we expect to generate losses from operations for at least the next couple of years primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. We received $7.5 million in gross proceeds from Spectrum in January 2009 in connection with the initial formation of RIT Oncology. In addition, we received approximately $6.5 million in gross proceeds in connection with the sale of our 50% interest in RIT Oncology to Spectrum in March 2009. As of March 9, 2009, we are engaged in the process of negotiating the transaction terms, including terms of payment, related to this sale with Spectrum and, upon finalizing the terms of the sale, we expect to receive approximately an additional $10.0 million to $11.5 million from Spectrum no later than 90 days following the closing. Our existing cash and cash equivalents, securities available-for-sale and interest receivable including proceeds from offerings to date as well as the additional funds of approximately $10.0 million to $11.5 million to be received from Spectrum is not sufficient to fund our presently anticipated operations beyond May 2009. Accordingly, we continue to seek alternatives to reduce our cost of operations, including the divestiture or closing of our facility in Bresso, Italy. However, we must raise additional funds and are currently exploring alternative sources of equity or debt financings. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

Our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	success in acquiring or divesting products, technologies or businesses;

•	progress in and scope of our research and development activities;

•	finding appropriate partners for the development and commercialization of our products if they are approved for marketing; and

•	competitive market developments.

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

The following table includes information relating to our contractual obligations as of December 31, 2008 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
10% Convertible senior notes(1)	$18,000	$—	$18,000	$—	$—
9% Convertible senior notes(2)	5,585	—	—	5,585	—
7.5% Convertible senior notes(3)	33,458	—	33,458	—	—
6.75% Convertible senior notes(4)	7,000	—	7,000	—	—
5.75% Convertible senior notes(5)	23,000	—	23,000	—	—
4.0% Convertible senior subordinated notes(6)	55,150	—	55,150	—	—
Interest on convertible notes(7)	20,793	8,813	11,892	88	—
Operating leases:
Facilities	23,535	6,232	12,113	5,155	35
Long-term obligations(8)	1,636	401	879	356	—

	$188,157	$15,446	$161,492	$11,184	$35

(1)	The 10% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 7,299.27 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $0.137 per share.
(2)	The 9% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 70.922 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $14.10 per share.
(3)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 11.96298 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $83.59 per share.
(4)	The 6.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 9.50925 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $105.16 per share.
(5)	The 5.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 33.33333 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $30.00 per share.

(6)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 1.85185 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $540.00 per share.
(7)	$6.6 million of interest due on convertible notes is included in our restricted cash balance and is being held in an escrow account.
(8)	Long-term obligations does not include $1.1 million related to excess facilities charges and $0.9 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employee’s separation from the Company.

During 2008, we purchased Zevalin inventory from Biogen pursuant to a supply agreement that we entered into with Biogen on December 21, 2007 in connection with our acquisition of Zevalin. The supply agreement was amended and, along with any purchase obligations under the agreement, transferred to RIT Oncology in connection with the formation of the joint venture in December 2008.

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

We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $6.1 million in additional milestone payments related to the trial. Included in this amount is a $1.0 million milestone payment that became due in the fourth quarter of 2008 based on patient enrollment but had not been paid as of March 9, 2009. We also estimate that an additional milestone payment of $1.6 million may become due in the fourth quarter of 2009 based on patient enrollment.

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

In connection with our acquisition of Systems Medicine, Inc. we may be required to pay its stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain Nasdaq limitations on issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin.

In connection with our acquisition of Zevalin in December 2007, we were required to pay Biogen up to $20.0 million in additional milestone payments based on positive trial outcomes and FDA approval for label expansion. In connection with the formation of the joint venture in December 2008 the milestone payments were amended and assumed by RIT Oncology. Both Spectrum and we have given Biogen a guarantee of the obligations of RIT Oncology, including a guarantee for the payment of those amounts in the event RIT Oncology defaults on its obligations; however, Spectrum has an obligation to reimburse us based upon percentage ownership in RIT Oncology for amounts paid in connection with claims by Biogen under such guarantee.

Pursuant to an acquisition agreement entered into with Cephalon, Inc. in June 2005, we may receive up to $100 million in payments upon achievement by Cephalon of specified sales and development milestones related to TRISENOX. However, the achievement of any such milestones is uncertain at this time.

Under our agreement with Novartis Pharmaceutical Company Ltd., or Novartis, if Novartis elects to participate in the development and commercialization of OPAXIO or if Novartis exercises its option to develop and commercialize pixantrone and we are able to negotiate a definitive agreement with Novartis, we may receive up to $374 million in registration and sales related milestone payments. Novartis is under no obligation to make such election or exercise such right and may never do so. Additionally, even if Novartis exercises such rights, any milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals, which we may never receive.

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

In March 2008, Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161, was issued. This standard enhances disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The standard is effective for fiscal years beginning after November 15, 2008. This standard encourages but does not require comparative disclosures for earlier period at initial adoption. We are currently evaluating the impact this standard will have on our financial statements.

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

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at December 31, 2008 and 2007 was $0.6 million and $2.5 million, respectively. For each one percent change in interest rates, the change in the fair value of our securities available-for-sale would be immaterial.

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

We have foreign exchange risk related to euro-denominated cash, cash equivalents and interest receivable (“foreign funds”). Based on the balance of foreign funds at December 31, 2008 of $0.3 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of less than $0.1 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Cell Therapeutics, Inc

We have audited Cell Therapeutics, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cell Therapeutics, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cell Therapeutics, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Report on Internal Controls appearing under item 9A, management has excluded the commercial product Zevalin from its assessment of internal controls over financial reporting as of December 31, 2008 because the product was contributed to a Joint Venture prior to December 31, 2008. We have also excluded the commercial product Zevalin from our audit of internal control over financial reporting as of December 31, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, of Cell Therapeutics, Inc, and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

Los Angeles, California

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Shareholders of Cell Therapeutics, Inc.

We have audited the accompanying balance sheets of Cell Therapeutics, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Therapeutics, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained loss from operations over the audit periods, incurred an accumulated deficit, and has substantial monetary liabilities in excess of monetary assets as of December 31, 2008. Given the above factors and the Company’s inability to demonstrate its ability to satisfy the monetary liabilities raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

Los Angeles, California

March 16, 2009

CELL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,072	$15,798
Restricted cash	6,640	—
Securities available-for-sale	599	2,548
Interest receivable	9	46
Accounts receivable, net	982	51
Inventory	—	290
Note receivable from joint venture	7,500	—
Prepaid expenses and other current assets	2,359	3,904

Total current assets	28,161	22,637
Property and equipment, net	4,324	6,025
Goodwill	17,064	17,064
Other intangibles, net	—	15,957
Investment in joint venture	5,830	—
Other assets	8,864	11,830

Total assets	$64,243	$73,513

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,327	$6,595
Accrued expenses	29,308	26,034
Warrant liability	2,830	—
Current portion of deferred revenue	80	80
Current portion of long-term obligations	757	1,020
Current portion of convertible senior subordinated notes	—	16,907
Current portion of convertible subordinated notes	—	2,910

Total current liabilities	42,302	53,546
Deferred revenue, less current portion	319	398
Long-term obligations, less current portion	2,907	9,879
10% convertible senior notes due 2011	19,784	—
9% convertible senior notes	4,104	—
7.5% convertible senior notes	32,601	32,220
6.75% convertible senior notes	6,926	6,922
5.75% convertible senior notes	23,808	23,287
4% convertible senior subordinated notes	55,150	55,150

Total liabilities	187,901	181,402
Commitments and contingencies
Minority interest in subsidiary	—	—
Preferred stock, no par value:
Authorized shares–10,000,000
Series A 3% Convertible Preferred Stock, $1,000 stated value, 20,000 shares designated; 550 and 6,850 shares issued and outstanding at December 31, 2008 and 2007, respectively	417	5,188
Series B 3% Convertible Preferred Stock, $1,000 stated value, 37,200 shares designated; 5,218 and 15,380 shares issued and outstanding at December 31, 2008 and 2007, respectively	4,031	11,881
Series C 3% Convertible Preferred Stock, $1,000 stated value, 20,250 shares designated; 4,284 and 8,284 shares issued and outstanding at December, 2008 and 2007, respectively	3,221	6,229
Series D 7% Convertible Preferred Stock, $1,000 stated value, 6,500 shares designated; 1,000 and 4,000 shares issued and outstanding at December, 2008 and 2007, respectively	734	2,938
Shareholders’ deficit:
Common stock, no par value:
Authorized shares–400,000,000
Issued and outstanding shares–186,411,922 and 6,244,423 at December 31, 2008 and 2007, respectively	1,188,071	979,295
Accumulated other comprehensive loss	(7,812)	(4,007)
Accumulated deficit	(1,312,320)	(1,109,413)

Total shareholders’ deficit	(132,061)	(134,125)

Total liabilities and shareholders’ deficit	$64,243	$73,513

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product sales	$11,352	$47	$—
License and contract revenue	80	80	80

Total revenues	11,432	127	80

Operating expenses, net:
Cost of product sold	3,244	49	—
Research and development	51,614	72,019	61,994
Selling, general and administrative	41,607	35,517	35,894
Amortization of purchased intangibles	1,658	913	792
Gain on sale of Zevalin	(9,444)	—	—
Acquired in-process research and development	36	24,615	—

Total operating expenses, net	88,715	133,113	98,680

Loss from operations	(77,283)	(132,986)	(98,600)
Other income (expense):
Investment and other income, net	549	2,430	2,866
Interest expense	(8,559)	(8,237)	(8,852)
Amortization of debt discount and issuance costs	(66,530)	(4,280)	(10,977)
Foreign exchange gain	3,637	4,657	1,877
Make-whole interest expense	(70,243)	(2,310)	(24,753)
Gain on derivative liabilities, net	69,739	3,672	6,024
Gain (loss) on exchange of convertible notes	(25,103)	(972)	7,978
Write-off of financing arrangement costs	(2,846)	—	—
Equity loss from investment in joint venture	(123)	—	—
Settlement expense	(3,393)	(160)	(11,382)

Other expense, net	(102,872)	(5,200)	(37,219)

Loss before minority interest	(180,155)	(138,186)	(135,819)
Minority interest in net loss of subsidiary	126	78	—

Net loss	(180,029)	(138,108)	(135,819)
Preferred stock beneficial conversion feature	(1,067)	(9,549)	—
Preferred stock dividends	(662)	(648)	—
Deemed dividends on conversion of preferred stock	(21,149)	—	—

Net loss attributable to common shareholders	$(202,907)	$(148,305)	$(135,819)

Basic and diluted net loss per common share	$(7.00)	$(32.75)	$(48.39)

Shares used in calculation of basic and diluted net loss per common share	28,967	4,529	2,807

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND OTHER COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Deferred Stock-based Compensation	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Shareholders’ (Deficit)
	Shares	Amount
Balance at December 31, 2005	1,835	721,544	(1,669)	(825,289)	(1,683)	(107,097)
Conversion of 6.75% convertible senior notes to common stock	659	69,345	—	—	—	69,345
Proceeds from issuance of common stock, net	578	37,764	—	—	—	37,764
Repurchase of common stock and warrants	(27)	(3,025)	—	—	—	(3,025)
Conversion of 7.5% convertible senior notes to common stock	210	17,560	—	—	—	17,560
Exercise of warrants to common stock	165	164	—	—	—	164
Proceeds from issuance of common stock to Novartis, net	217	14,837	—	—	—	14,837
Conversion of convertible senior subordinated notes to common stock	—	4	—	—	—	4
Proceeds from stock sold via employee stock purchase plan	—	17	—	—	—	17
Deferred compensation	—	(1,669)	1,669	—	—	—
Equity-based compensation	—	4,150	—	—	—	4,150
Conversion of restricted share rights to common stock	2	—	—	—	—	—
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	419	419
Realized loss on liquidation of foreign subsidiary	—	—	—	—	41	41
Unrealized gains on securities available-for-sale	—	—	—	—	36	36
Net loss for the year ended December 31, 2006	—	—	—	(135,819)	—	(135,819)

Comprehensive loss						(135,323)

Balance at December 31, 2006	3,639	$860,691	$—	$(961,108)	$(1,187)	$(101,604)
Conversion of convertible preferred stock to common stock	924	37,648	—	—	—	37,648
Proceeds from issuance of warrants in connection with issuance of convertible preferred stock, net	—	14,526	—	—	—	14,526
Value of beneficial conversion feature of preferred stock	—	9,549	—	(9,549)	—	—
Conversion of 7.5% convertible senior notes to common stock	183	15,294	—	—	—	15,294
Issuance of common stock in connection with SMI acquisition	421	19,872	—	—	—	19,872
Issuance of common stock in connection with exchange of 5.75% senior subordinated and subordinated notes	546	13,704	—	—	—	13,704
Proceeds from issuance of common stock and warrants, net	347	6,537	—	—	—	6,537
Equity-based compensation	185	1,588	—	—	—	1,588
Other	(1)	(114)	—	—	—	(114)
Dividends on preferred stock	—	—	—	(648)	—	(648)
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	(2,807)	(2,807)
Unrealized losses on securities available-for-sale	—	—	—	—	(13)	(13)
Net loss for the year ended December 31, 2007	—	—	—	(138,108)	—	(138,108)

Comprehensive loss						(140,928)

Balance at December 31, 2007	6,244	$979,295	$—	$(1,109,413)	$(4,007)	$(134,125)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND OTHER COMPREHENSIVE LOSS—(Continued)

(In thousands)

	Common Stock		Deferred Stock-based Compensation	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Shareholders’ (Deficit)
	Shares	Amount
Conversion of convertible preferred stock to common stock	463	17,832	—	—	—	17,832
Conversion of 18.33% convertible senior notes to common stock	3,576	28,250	—	—	—	28,250
Conversion of 15.5% convertible senior notes to common stock	11,189	14,210	—	—	—	14,210
Conversion of 13.5% convertible senior notes to common stock	3,494	27,600	—	—	—	27,600
Conversion of 10% convertible senior notes due 2012 to common stock	7,087	9,000	—	—	—	9,000
Conversion of 10% convertible senior notes due 2011 to common stock	106,944	14,651	—	—	—	14,651
Conversion of 9.66% convertible senior notes to common stock	41,316	15,700	—	—	—	15,700
Conversion of 9% convertible senior notes to common stock	2,895	40,820	—	—	—	40,820
Conversion of 5.75% convertible senior notes to common stock	8	250	—	—	—	250
Issuance of common stock in connection with exchange of 5.75% convertible subordinated and senior subordinated notes	685	11,133	—	—	—	11,133
Issuance of common stock in connection with financing agreement	80	1,183	—	—	—	1,183
Issuance of common stock under the Midsummer Equity Line	1,545	4,351	—	—	—	4,351
Premium on 15% convertible senior notes due to exercise of Series B warrant	—	11,158	—	—	—	11,158
Issuance of warrants in connection with the 9% convertible senior notes	—	3,358	—	—	—	3,358
Issuance of warrants in connection with the 13.5%, 15% and 18.33% convertible senior notes	—	7,491	—	—	—	7,491
Repurchase of warrants in connection with the issuance of 13.5% and 18.33% notes	—	(2,042)	—	—	—	(2,042)
Equity-based compensation	878	3,995	—	—	—	3,995
Minority interest	—	(126)	—	—	—	(126)
Other	8	(38)	—	—	—	(38)
Dividends on preferred stock	—	—	—	(662)	—	(662)
Preferred stock beneficial conversion feature	—	—	—	(1,067)	—	(1,067)
Deemed dividends on conversion of preferred stock	—	—	—	(21,149)	—	(21,149)
Comprehensive loss:
Foreign currency translation gains	—	—	—	—	(3,801)	(3,801)
Unrealized losses on securities available-for-sale	—	—	—	—	(4)	(4)
Net loss for the year ended December 31, 2008	—	—	—	(180,029)	—	(180,029)

Comprehensive loss						(183,834)

Balance at December 31, 2008	186,412	$1,188,071	$—	$(1,312,320)	$(7,812)	$(132,061)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(180,029)	$(138,108)	$(135,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	66,530	4,280	10,977
Non-cash gain on derivative liabilities	(69,739)	(3,672)	(6,024)
Acquired in-process research and development	36	24,615	—
Non-cash loss (gain) on exchange of convertible notes	25,103	972	(7,978)
Gain on disposition of Zevalin to the JV	(9,444)	—	—
Equity loss from investment in JV	123	—	—
Depreciation and amortization	5,228	4,955	6,430
Equity-based compensation expense	3,995	1,588	4,150
Minority interest in net loss of subsidiary	(126)	(78)	—
Other	(103)	(434)	162
Changes in operating assets and liabilities:
Restricted cash	71,608	—	1,054
Interest receivable	37	524	(383)
Accounts receivable, net	(932)	(51)	—
Inventory	291	(290)	—
Prepaid expenses and other current assets	1,438	6,431	2,283
Other assets	2,801	(1,216)	2,907
Accounts payable	2,786	4,297	(2,925)
Accrued expenses	779	(4,961)	11,476
Deferred revenue	(80)	(80)	(80)
Excess facilities obligations	(419)	(2,403)	(2,383)
Other long-term obligations	(90)	13	(453)

Total adjustments	99,822	34,490	19,213

Net cash used in operating activities	(80,207)	(103,618)	(116,606)

Investing activities
Cash received for disposition of Zevalin to joint venture, net	6,754	—	—
Cash paid for acquisition of Zevalin	(542)	(11,735)	—
Cash acquired in acquisition of Systems Medicine, Inc., net	—	555	—
Purchases of securities available-for-sale	(10,721)	(36,463)	(68,905)
Proceeds from sales of securities available-for-sale	11,550	48,431	36,353
Proceeds from maturities of securities available-for-sale	1,074	22,442	14,665
Investment in joint venture	(1,800)	—	—
Purchases of property and equipment	(1,910)	(1,753)	(534)
Proceeds from sale of property and equipment	3	—	539

Net cash provided by (used in) investing activities	4,408	21,477	(17,882)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Financing activities
Proceeds from issuance of 9% convertible senior notes, net of issuance costs	49,317	—	—
Restricted cash from issuance of 9% convertible senior notes	(13,947)	—	—
Release of restricted cash in connection with exchange of 9% convertible senior notes	1,420	—	—
Proceeds from issuance of 13.5% convertible senior notes and Series E preferred stock, net of exchange of 9% convertible senior notes and issuance costs	56,069	—	—
Restricted cash from issuance of 13.5% convertible senior notes	(36,456)	—	—
Proceeds from issuance of 15% convertible senior notes, net of issuance costs	21,794	—	—
Restricted cash form issuance of 15% convertible senior notes	(10,350)	—	—
Proceeds from issuance of 18.33% convertible senior notes, net of repurchase of 13.5% convertible senior note and issuance costs	26,226	—	—
Restricted cash from issuance of 18.33% convertible senior notes	(24,471)	—	—
Release of restricted cash in connection with repurchase of 13.5% convertible senior notes	6,525	—	—
Proceeds from issuance of 10% convertible senior note due 2012, net of issuance costs	8,635	—	—
Restricted cash from issuance of 10% convertible senior notes due 2012	(3,600)	—	—
Proceeds from issuance of 15.5% convertible senior note, net of issuance costs	13,863	—	—
Restricted cash from issuance of 15.5% convertible senior notes	(8,811)	—	—
Proceeds from issuance of 9.66% convertible senior notes, net of repurchase of 15% convertible senior note and issuance costs	6,053	—	—
Restricted cash from issuance of 9.66% convertible senior notes	(7,158)	—	—
Proceeds from issuance of 10% convertible senior notes due 2011, net of repurchase of 9.66%, 15% and 18.33% convertible senior note and issuance costs	3,252	—	—
Restricted cash from issuance of 10% convertible senior notes due 2011	(9,795)	—	—
Release of restricted cash in connection with repurchase of 9.66% convertible senior notes	2,553	—	—
Release of restricted cash in connection with repurchase of 15% convertible senior notes	10,043	—	—
Release of restricted cash in connection with repurchase of 18.33% convertible senior notes	8,224	—	—
Deemed dividends on conversion of preferred stock	(18,149)	—	—
Repayment of 5.75% convertible subordinated and senior subordinated notes	(10,724)	—	—
Proceeds from sale of common stock, net of offering costs	5,080	—	—
Transaction costs related to exchange of convertible subordinated and senior subordinated notes	(304)	—	—
Proceeds from issuance of Series A 3% convertible preferred stock and warrants, net	—	18,607	—
Proceeds from issuance of Series B 3% convertible preferred stock and warrants, net	—	34,836	—
Proceeds from issuance of Series C 3% convertible preferred stock and warrants, net	—	18,938	—
Proceeds from issuance of Series D 7% convertible preferred stock and warrants, net	—	6,073	—
Payment of additional offering costs related to December 2007 issuance of common stock and warrants	(473)	—	—
Proceeds from sale of common stock and warrants, net	—	7,007	—
Sale of common stock, net of offering costs	—	—	37,764
Repurchase of common stock and warrants	—	—	(3,025)
Proceeds from issuance of 7.5% convertible senior notes, net	—	—	31,174
Proceeds from issuance of common stock to Novartis, net	—	—	14,837
Release of restricted cash related to 6.75% convertible senior notes	—	—	24,600
Mandatory redemptions of 6.75% convertible senior notes	—	—	(2,655)
Proceeds from common stock warrants exercised	—	—	164
Payment of dividends on preferred stock	(708)	(395)	—
Repayment of long-term obligations	(343)	(429)	(138)
Other	(39)	63	17

Net cash provided by financing activities	73,726	84,700	102,738

Effect of exchange rate changes on cash and cash equivalents	(3,653)	(3,890)	(1,143)
Net decrease in cash and cash equivalents	(5,726)	(1,331)	(32,893)
Cash and cash equivalents at beginning of period	15,798	17,129	50,022

Cash and cash equivalents at end of period	$10,072	$15,798	$17,129

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$77,499	$10,759	$34,177

Cash paid for taxes	$—	$—	$—

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Supplemental disclosure of noncash financing and investing activities
Conversion of series A 3% convertible preferred stock to common stock	$4,771	$9,959	$—

Conversion of series B 3% convertible preferred stock to common stock	$7,850	$16,855	$—

Conversion of series C 3% convertible preferred stock to common stock	$3,008	$8,998	$—

Conversion of series D 7% convertible preferred stock to common stock	$2,203	$1,836	$—

Conversion of series E 13.5% convertible preferred stock to 13.5% convertible senior notes	$9,118	$—	$—

Conversion of 18.33% convertible senior notes to common stock	$28,250	$—	$—

Conversion of 15.5% convertible senior notes to common stock	$14,211	$—	$—

Conversion of 13.5% convertible senior notes to common stock	$27,600	$—	$—

Conversion of 10% convertible senior notes due 2012 to common stock	$9,000	$—	$—

Conversion of 10% convertible senior notes due 2011 to common stock	$14,651	$—	$—

Conversion of 9.66% convertible senior notes to common stock	$15,700	$—	$—

Conversion of 9% convertible senior notes to common stock	$40,820	$—	$—

Conversion of 7.5% convertible senior notes to common stock	$—	$15,294	$17,560

Conversion of 6.75% convertible senior notes to common stock	$—	$—	$69,345

Conversion of 5.75% convertible senior notes to common stock	$250	$—	$—

Conversion of convertible senior subordinated notes to common stock, including accrued interest	$—	$—	$4

Issuance of common stock for acquisition of Systems Medicine, Inc.	$—	$19,872	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for common stock	$8,943	$—	$—

Extinguishment of 5.75% convertible subordinated notes in exchange for common stock	$150	$—	$—

Issuance of common stock in exchange for 5.75% convertible senior subordinated and convertible subordinated notes	$11,437	$13,704	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 5.75% convertible senior notes and common stock	$—	$10,500	$—

Extinguishment of 5.75% convertible subordinated notes in exchange for 5.75% convertible senior notes and common stock	$—	$25,580	$—

Issuance of 5.75% convertible senior notes in exchange for 5.75% convertible senior subordinated and convertible subordinated notes	$—	$23,250	$—

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 7.5% convertible senior notes	$—	$—	$39,518

Extinguishment of 5.75% convertible subordinated notes in exchange for 7.5% convertible senior notes	$—	$—	$1,150

Issuance of 7.5% convertible senior notes in exchange for 5.75% subordinated and senior subordinated notes	$—	$—	$33,156

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics, an area with significant market opportunity that we believe is not adequately served by existing therapies. Our operations are primarily conducted in the United States and Italy, although we are currently seeking to divest or close our operations in Italy. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008. In February 2009, we exercised an option to sell our 50% interest in the joint venture to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. As of March 9, 2009, we are engaged in the process of finalizing the terms of that transaction. All of our other product candidates, including pixantrone, OPAXIO and brostallicin are under development.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cell Therapeutics, Inc. and its wholly owned subsidiaries which include CTI Corporate Development, Inc., Systems Medicine LLC, or SM (from the date of acquisition on July 31, 2007), CTI Commercial LLC (from the date of formation in July 2008) and Cell Therapeutics Inc.—Sede Secondaria, or CTI (Europe), which was merged into Cell Therapeutics, Inc. on November 30, 2007 and now operates as a branch of the Company. In addition, CTI Technologies, Inc. was liquidated in the fourth quarter of 2007 and Cell Therapeutics (Ireland) Holding Limited was liquidated in the fourth quarter of 2006.

As of December 31, 2008, we also held a 50% interest in RIT Oncology which we accounted for using the equity method of accounting. Additionally, we have a 69% interest in our majority owned subsidiary, Aequus Biopharma, Inc. Stock ownership by outside and related parties in Aequus Biopharma, Inc. is recorded as minority interest in subsidiary and stated net after allocation of losses in the subsidiary.

All intercompany transactions and balances are eliminated in consolidation.

Reverse Stock-Split

We effected a one-for-ten and one-for-four reverse stock split of our common stock on August 31, 2008 and April 15, 2007, respectively. All impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the stock splits. Impacted amounts include shares of common stock authorized and outstanding, share issuances, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved and loss per share.

Liquidity

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financials. However, we have

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred losses since inception and we expect to generate losses from operations for at least the next year primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. Our available cash and cash equivalents, securities available-for-sale and interest receivable are approximately $10.7 million as of December 31, 2008. Additionally, in January 2009, we received a second payment of $7.5 million in gross proceeds from Spectrum in connection with the initial formation of RIT Oncology and we also received $6.5 million in gross proceeds in connection with the sale of our 50% interest in RIT Oncology to Spectrum in March 2009. As of March 9, 2009, we are engaged in the process of negotiating the transaction terms of payment related to this sale with Spectrum and, upon finalizing the terms of that sale, we expect to receive approximately an additional $10.0 million to $11.5 million from Spectrum no later than 90 days following the closing. Our existing cash and cash equivalents, securities available-for-sale and interest receivable including proceeds from offerings to date as well as the additional funds of approximately $10.0 million to $11.5 million to be received from Spectrum is not sufficient to fund our presently anticipated operations beyond May 2009, which raises substantial doubt about our ability to continue as a going concern. Accordingly, we continue to seek additional areas for cost reductions, including the reduction of employees related to Zevalin operations and our planned divestiture or closure of our operations in Bresso, Italy. However, we will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Securities Available-for-Sale

We determine the appropriate classification of debt securities at the time of purchase. We currently classify our investment portfolio as available-for-sale which consists of U.S. government, municipal and corporate obligations with maturities of up to one year and carry the securities at fair value based on quoted market prices with unrealized gains and losses included in accumulated other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on securities available-for-sale and amortization and accretion of premiums and discounts are included in

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in investment income. The cost of securities sold is based on the specific identification method.

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

We are exposed to certain labor risks related to our European employees, who represent approximately 35% of our total employees as of December 31, 2008, and who are subject to a collective bargaining agreement as well as to local regulations governing employment. We are seeking to negotiate with the Trade Unions in Italy regarding a collective dismissal action encompassing all of our 62 employees in Bresso, Italy in connection with the closing of our operations in Italy if we are not able to find a suitable buyer for those operations. We notified our Italian employees of this collective dismissal action under Italian law in February 2009. There is a possibility that those workers may elect to strike based on this collective dismissal action, which may delay or hinder our efforts to efficiently wind-up our operations in Italy.

Additionally, see Note 15, Customer and Geographic Concentrations, for further concentration disclosure.

Product Sales

All product sales consisted of sales of Zevalin prior the disposition of Zevalin to RIT Oncology in December 2008. Following the transfer of Zevalin, we no longer have a direct ownership in any commercial products generating product sales revenue. Prior to the disposition of Zevalin, we recognized revenue from product sales when there was persuasive evidence that an arrangement existed, title had passed and delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. Product sales were generally recorded upon shipment net of an allowance for estimated product returns and rebates. We analyzed historical return patterns for our products in determining an appropriate estimate for returns allowance. If customers had product acceptance rights or product return rights and we were unable to reasonably estimate returns related to that customer or market, we deferred revenue recognition until such rights have expired.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cost of Product Sold

Cost of product sold consists of the cost of the product sold to our customers, including any necessary allowances for excess inventory that may expire and become unsaleable. Prior to the transfer of Zevalin assets to RIT Oncology in December 2008, we purchased Zevalin from Biogen Idec Inc., or Biogen, pursuant to a supply agreement entered into in connection with the acquisition of this product. Contractual royalties based on product sales are also included in cost of product sold.

Inventory

Prior to our disposition of Zevalin to RIT Oncology in December 2008, inventory was stated at the lower of cost or market. We determined cost based on the specific identification method. If the cost of the inventory exceeded the expected market value, provisions were recorded for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable was recorded. All inventory was sold to RIT Oncology subsequent to its formation in December 2008.

Accounts Receivable

Our accounts receivable balance includes trade receivables related to sales of Zevalin prior to the disposition of Zevalin to RIT Oncology in December 2008. As of December 31, 2008 and 2007 this balance is net of an allowance for product returns totaling approximately $93,000 and $2,000, respectively. We analyzed historical returns patterns for our products in determining an appropriate estimate for our returns allowance. This estimate was evaluated periodically and adjusted, if necessary. Actual returns were written off against the existing allowance. The allowance for doubtful accounts was based on estimates of losses related to customer receivable balances. We estimated the allowance based upon the age of the outstanding receivables and our historical experience of collections, adjusting for risk of loss for specific customer accounts. We periodically reviewed the estimation process and made changes to the estimates as necessary. When it was deemed probable that a customer account is uncollectible, that balance was written off against the existing allowance. As of December 31, 2008 and 2007, customer payments had generally been made in a timely manner and no allowance for doubtful accounts related to our remaining accounts receivable balance was deemed necessary.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed in accordance with EITF 07-3, Accounting for Nonrefundable Advance Payment for Goods or Services to be Used in Future Research and Development Activities. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon the completion of milestones or receipt of deliverables.

Acquired in-process research and development

For transactions that occurred prior to December 31, 2008, costs to acquire in-process research and development, or IPRD, projects and technologies which have no alternative future use and which have not reached technological feasibility as of acquisition date have been expensed as incurred.

Value Added Tax Receivable

Our European operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $6.3 million and $7.2 million as of December 31, 2008 and December 31, 2007, respectively, of which $6.2 million and $6.5 million is included in other assets and $0.1 million and $0.7 million is included in prepaid expenses and other current assets as of December 31, 2008 and December 31, 2007, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

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

There were no changes in the net carrying amount of goodwill during the years ended December 31, 2008, 2007 and 2006.

Other intangible assets consisted of acquisition-related intangible assets. These intangible assets had finite lives and were carried at cost less accumulated amortization.

Amortization of our assembled workforce intangible was computed using the straight-line method over the estimated useful life of the assembled workforce asset, which was approximately 5 years. As of December 31, 2008 all workforce intangibles had been fully amortized.

In 2007, we recorded certain intangible assets in connection with the acquisition of Zevalin. Developed and core technologies were amortized over the terms of the patents related to such technologies of approximately 11.2 years based on a method of amortization that reflected the pattern in which the economic benefit of the intangible assets were consumed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The manufacturing intangible asset was amortized straight-line over the term of the supply agreement, which was approximately 6.5 years. In connection with the formation of RIT Oncology in December 2008, our intangible asset balances related to Zevalin were included in the disposition of Zevalin to RIT Oncology.

As of December 31, 2008, we had no intangible asset balance remaining. Other intangible assets are composed of the following as of December 31, 2007 (in thousands):

	2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technologies	$11,306	$(28)	$11,278
Manufacturing intangible asset	3,712	(16)	3,696
Assembled workforce	5,699	(4,716)	983

Other intangibles assets	$20,717	$(4,760)	$15,957

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the value of other intangible assets is as follows:

	Developed and Core Technologies	Manufacturing Intangible Asset	Assembled Workforce
Balance as of January 1, 2006	$—	$—	$2,239
Amortization	—	—	(792)
Increase due to exchange rate	—	—	216

Balance as of December 31, 2006	—	—	1,663
Increase due to acquisitions	11,306	3,712	68
Amortization	(28)	(16)	(869)
Increase due to exchange rate	—	—	121

Balance as of December 31, 2007	11,278	3,696	983
Increase due to acquisition cost adjustments	138	45	—
Amortization	(111)	(558)	(927)
Disposition of Zevalin to RIT Oncology	(11,305)	(3,183)	—
Decrease due to exchange rate	—	—	(56)

Balance as of December 31, 2008	$—	$—	$—

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

Advertising Costs

The costs of advertising are expensed as incurred. We incurred advertising costs of $0.8 million, $0.6 million and $0.4 million in 2008, 2007, and 2006 respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss per Share

Basic net loss per share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive convertible securities, such as convertible subordinated debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method.

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

Except for our 5.75% and 7.5% notes, all of our convertible senior notes include a feature that calls for make-whole payments upon any conversion of these notes. Our 7.5% convertible senior notes include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. These make-whole features along with the conversion options on the notes represent embedded derivatives that must be accounted for separately from the related debt securities except where our convertible senior notes are recorded entirely at fair value pursuant to the guidance in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF 96-19. The fair value of the derivative for our 6.75% convertible senior notes is calculated based on a discounted cash flow model. The fair value of the derivatives related to all other convertible senior notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility and estimated time to expiration of the make-whole feature.

Changes in the estimated fair value of the derivative liabilities related to the convertible senior notes are included in gain on derivative liabilities, net and will be remeasured at the end of each reporting period until the relevant feature expires or all of the relevant notes are converted or repurchased.

Other Financial Instruments

At December 31, 2008 and 2007, the carrying value of financial instruments such as receivables and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the estimated fair value of our convertible senior notes, convertible senior subordinated notes and convertible subordinated notes as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
10% convertible senior notes due 2011	$21,810	$—
9% convertible senior notes	$4,580	$—
7.5% convertible senior notes	$27,308	$29,756
6.75% convertible senior notes	$5,875	$6,100
5.75% convertible senior notes	$16,728	$26,650
4.0% convertible senior subordinated notes	$46,375	$45,403
5.75% convertible senior subordinated notes	$—	$16,907
5.75% convertible subordinated notes	$—	$2,910

The estimated fair value of our convertible preferred stock as of December 31, 2008 and 2007 is as follows (in thousands):

	December 31,
	2008	2007
Series A 3% convertible preferred stock	$544	$6,231
Series B 3% convertible preferred stock	$5,024	$13,799
Series C 3% convertible preferred stock	$3,957	$7,744
Series D 7% convertible preferred stock	$919	$4,195

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

Income Taxes

We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries to be included in other comprehensive income or loss. Total comprehensive loss was $183.8 million, $140.9 million and $135.3 million as of December 31, 2008, 2007 and 2006, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	2008	2007
Foreign currency translation adjustment	$(7,811)	$(4,010)
Net unrealized gain (loss) on securities available-for-sale	(1)	3

Total other accumulated comprehensive loss	$(7,812)	$(4,007)

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Securities Available-for-Sale

Securities available-for-sale consist of the following debt securities as of December 31 (in thousands):

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$600	—	(1)	$599

	$600	$—	$(1)	$599

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$1,001	$—	$(1)	$1,000
Municipal obligations	799	3	—	802
U.S. government obligations	745	1	—	746

	$2,545	$4	$(1)	$2,548

As of December 31, 2008, and 2007, all securities available-for-sale had contractual maturities of less than one year. Gross realized gains and losses to date have not been material.

3.	Property and Equipment

Property and equipment are composed of the following as of December 31 (in thousands):

	2008	2007
Leasehold improvements	$6,512	$11,644
Lab equipment	7,240	7,452
Furniture and office equipment	19,252	18,300

	33,004	37,396
Less: accumulated depreciation and amortization	(28,680)	(31,371)

	$4,324	$6,025

Depreciation expense of $3.5 million, $4.1 million and $5.6 million was recognized during 2008, 2007, and 2006, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

	2008	2007
Clinical development and regulatory expense	$7,768	$11,936
Employee compensation and related expenses	5,920	4,738
Deemed dividend on conversion of preferred stock	3,000	—
Manufacturing expense	2,662	2,319
Manufacturing expense	2,595	—
Insurance financing and accrued interest expense	2,032	689
Royalties and Rebates	1,549	12
Corporate development and sales and marketing expense	641	1,924
Other research and development expenses	810	464
Other	2,331	3,952

	$29,308	$26,034

5.	Contractual Arrangements and Commitments

Lease Agreements

Facilities

We lease our office and laboratory space under operating leases. Leases for our corporate office space contain an annual escalation clause of approximately 3% and the related rent expense is recognized on a straight-line basis over the term of the respective lease. In connection with a lease agreement, we have a $0.7 million irrevocable, unconditional standby letter of credit which is secured by a certificate of deposit classified in our consolidated balance sheet in other assets as of December 31, 2008 and 2007. Rent expense amounted to approximately $4.6 million, $4.0 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense is net of sublease income and amounts offset to excess facilities charges (see Note 11, Restructuring Activities).

We entered into sublease agreements to sublet a portion of our facilities considered to be in excess of current requirements. These subleases expired in 2008 along with the related original lease. Total sublease rental income for fiscal years 2008, 2007 and 2006 was $0.1 million, $1.0 million and $0.9 million, respectively, recorded as an offset to lease expense.

Capital Lease

As of December 31, 2008, we have one capital lease agreement related to our European branch to finance lab equipment which has a rate of 6.0% and terminates in May 2010. Additionally, a second capital lease terminated in February 2008. The net book value of assets under these capital leases was approximately $30,000 and $0.4 million as of December 31, 2008 and 2007, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future Minimum Lease Payments

Future minimum lease commitments for noncancelable operating and capital leases at December 31, 2008 are as follows (in thousands):

	Capital Leases	Operating Leases
2009	$18	$6,232
2010	8	6,138
2011	—	5,975
2012	—	4,251
2013	—	904
Thereafter	—	35

Total minimum lease commitments	$26	$23,535

Less interest	(1)

Present value of lease obligation	25
Less current portion of long-term obligation….	(17)

Long-term obligation	$8

As of December 31, 2008, 2007 and 2006, we had a liability of approximately $1.1 million, $1.5 million and $4.0 million, respectively, in charges for excess facilities under our current operating leases in accordance with SFAS 146. These charges included lease commitments, net of estimated sublease income (see Note 11, Restructuring Activities).

Supply Agreements

Zevalin

In December 2007, in connection with our acquisition of Zevalin, we entered into a supply agreement with Biogen to manufacture Zevalin for sale in the United States pursuant to which we would purchase from Biogen, and Biogen would provide to us, kits to make Zevalin doses for sale to end-users in the United States at a “cost plus” manufacturing price. The supply agreement was amended and assumed by RIT Oncology upon our formation of the joint venture.

Also in December 2007, in connection with our acquisition of Zevalin, we assumed from Biogen a manufacturing and supply agreement with MDS (Canada) Inc., MDS Nordion Division, or MDS (Canada), for yttrium-90, a radioisotope used in connection with the administration of Zevalin. This agreement was also assumed by RIT Oncology.

Paclitaxel

In September 2001, we entered into a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, to purchase $6.0 million of paclitaxel, a starting material for OPAXIO, which was to be delivered by NPI over several years. This material was intended to be used primarily for research and development activities. We paid for the entire purchase upon execution of the agreement in 2001 and recorded the amount as a prepaid asset. As we had adequate supply of paclitaxel on hand to support our validation campaigns and clinical activities, we amended our supply agreement with NPI in 2005 to reduce the amount of material we would receive and we were refunded $0.8 million of our prepayment. In addition, the agreement, as amended, granted NPI the exclusive right to purchase up to 5 kilograms of our paclitaxel supply at our original cost through September 1,

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007. The amended agreement also allows NPI the right to sell some or all of the paclitaxel supply to its customers and replace the material within 60 days with newer material having a longer expiration date. In August 2007, we entered into an additional amendment whereby NPI repurchased 3.7 kilograms of our prepaid paclitaxel which was currently in NPI’s possession. The amount paid by NPI would offset the cost of 5.3 kilograms of new paclitaxel supply that NPI originally agreed to provide us by November 1, 2007. We received a portion of this new paclitaxel supply in December 2007 and the remaining amount is expected to be delivered in 2009.

As of December 31, 2008 and 2007, we had paclitaxel supply of $0.6 million and $0.7 million, respectively, which is included in prepaid expenses and other current assets. The amount as of both December 31, 2008 and 2007 includes approximately $0.5 million in supply due from NPI. These costs have been capitalized since there is a ready market for this active pharmaceutical ingredient.

6.	Formation of Joint Venture

On December 15, 2008, we closed our transaction with Spectrum to form a 50/50 owned joint venture, RIT Oncology, to commercialize and develop Zevalin in the United States. We originally acquired the U.S. rights to develop, market and sell Zevalin from Biogen on December 21, 2007. At the closing of the joint venture transaction, we contributed to RIT Oncology all assets exclusively related to Zevalin in exchange for a 50% membership interest in RIT Oncology, an initial payment from RIT Oncology of $7.5 million upon closing of the transaction and an additional payment of $7.5 million in early January 2009. In addition, we may receive up to $15 million in product sales milestone payments upon RIT Oncology’s achievement of certain revenue targets. RIT Oncology also assumed from us all future liabilities and contingent milestone payments related to Zevalin. Also at closing, RIT Oncology issued to Spectrum a 50% membership interest in exchange for its capital contribution, a portion of which funded the purchase price paid to us by RIT Oncology, and we made an initial $1.8 million cash capital contribution.

CTI and Spectrum are the sole members of RIT Oncology whose sole purpose is to commercialize Zevalin in the United States. In connection with the formation of RIT Oncology, we entered into an amended and restated operating agreement, or LLC agreement, for RIT Oncology, setting forth the terms of governance, capital contributions and distributions and certain buy-out and put rights (as described further below), among other things. RIT Oncology was governed by a board of managers comprised of an equal number of members from each of CTI and Spectrum. Both parties were to equally provide for the future capital requirements of RIT Oncology and share equally in its profits and losses.

Under the terms of the LLC agreement, among other rights, we held a sale option exercisable in our sole discretion to sell all of our membership interest in RIT Oncology to Spectrum for $18.0 million, subject to adjustments for any amounts owed between us and RIT Oncology at the time of such sale. In February 2009, we exercised this sale option and in March 2009 we received $6.5 million (a portion of which was used to pay a consent fee to Biogen) in connection with the sale of our interest in RIT Oncology. As of March 9, 2009, we are engaged in the process of finalizing the transaction terms and expect to receive the remainder of the purchase price of approximately $10.0 million to $11.5 million no later than 90 days following the closing of the transaction.

In connection with our original acquisition of Zevalin from Biogen, we entered into a security agreement with Biogen pursuant to which we granted a first priority security interest to Biogen in all of our right, title and interest in certain assets, rights and agreements related to Zevalin, which agreement was subsequently amended and restated to include our 50% interest in RIT Oncology. In connection with the formation of joint venture, we also entered into a guarantee agreement with Biogen in which we guaranteed the performance of all of RIT Oncology’s obligations to Biogen. Spectrum also entered into the same guarantee with Biogen and CTI and

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Spectrum have agreed to allocate any liability arising under such guarantees based upon their respective ownership in RIT Oncology. As of the closing of the sale of our 50% interest in RIT Oncology to Spectrum, all such liability will be allocated to Spectrum, and Spectrum will have an obligation to reimburse CTI for amounts paid for claims by Biogen.

Due to the fact that we received cash for the assets contributed, we recorded a one-time gain of $9.4 million, net of transaction costs, on the sale of Zevalin to RIT Oncology. This gain was based on the difference between the book value of the assets contributed and the fair value of these assets as recorded under the joint venture. Our continuing involvement with Zevalin through our joint venture interest (prior to the consummation of sale of that interest to Spectrum in March 2009) represented a significant continuing involvement in the Zevalin business. Accordingly, under EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, we determined that the gain on sale as well as the Zevalin operations should not be included in discontinued operations.

Under the equity method of accounting, we recorded our initial investment in RIT Oncology at cost and adjust for equity in earnings (loss) and cash contributions and distributions. Our investment in the joint venture is less than our underlying equity in the net assets of RIT Oncology due to the difference between our book value of the assets contributed and the revaluation of the assets to fair value by the joint venture. We are amortizing this difference over the life of the related assets and liabilities and such amortization is included in equity loss from investment in joint venture.

Condensed financial information for the Joint Venture

A summary of the unaudited condensed financial information for RIT Oncology as of December 31, 2008 and for the period from December 16, 2008 (inception) to December 31, 2008 is as follows (in thousands):

December 31, 2008
(unaudited)
Current assets	$9,084
Noncurrent assets	37,042
Current liabilities	9,697
Long-term liabilities	7,904
Stockholders’ equity	$28,525

Period from December 16, 2008 to December 31, 2008
(unaudited)
Product sales	$342
Cost of product sold	(87)
Net loss	$(5,075)

7.	Convertible Preferred Stock

Series A 3% Convertible Preferred Stock

In February 2007, we issued 20,000 shares of our Series A 3% Convertible Preferred Stock, or Series A preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series A preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which is $1,000 per share, by the conversion price, which is $66.90. The conversion price is subject to adjustment in certain events. The Series A preferred stock votes on an as-converted basis with the common stock.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Series A preferred stock issuance, we issued warrants to purchase an additional 149,476 shares of our common stock at an exercise price of $64.40 per share. The warrants became exercisable on April 16, 2007 and will terminate two years from that date.

The holders of Series A preferred stock have the right to require us to redeem all or a portion of the Series A preferred stock shares, payable in common stock, upon the occurrence of certain triggering events, as discussed below, for a redemption amount equal to the greater of (a) 130% of the stated value or (b) the product of (1) the volume weighted average price of the common stock on the trading day preceding the conversion and (2) the stated value divided by the conversion price; plus all accrued and unpaid dividends or other payments on such shares. In addition, at any time after the two-year anniversary of the original issue date, holders of Series A preferred stock have the right to require us to redeem any of their outstanding Series A preferred stock for cash at the stated value plus any accrued but unpaid dividends or other payments due on the shares being redeemed. The initial stated value of the convertible preferred stock is $1,000 per share. Based on these redemption features, we have classified these shares as mezzanine equity.

We calculated a beneficial conversion feature charge related to the conversion price for the preferred stock to common stock of approximately $2.6 million. As the preferred stock could be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

During the year ended December 31, 2008, 6,300 shares of Series A preferred stock were converted into 94,170 shares of our common stock in connection with the issuance of our 9% convertible senior notes. During the year ended December 31, 2007, 13,150 shares of Series A preferred stock were converted into 196,561 shares of common stock. As of December 31, 2008, we had approximately $4,000 of Series A preferred stock dividends accrued which were paid in January 2009. In February 2009, 200 shares of Series A preferred stock were exchanged for shares of our newly issued Series F preferred stock as discussed in Note 20, Subsequent Events. In addition, in February 2009, 250 shares of Series A preferred stock were exchanged in connection with our litigation settlement with RHP Master Fund, Ltd as discussed in Note 19, Legal Proceedings. After these exchanges, 100 shares of Series A preferred stock remained outstanding.

Series B 3% Convertible Preferred Stock

In April 2007, we issued 37,200 shares of our Series B 3% convertible preferred stock, or Series B preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series B preferred stock was convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which was initially $1,000 per share, by the conversion price, which was $67.30. The conversion price was subject to adjustment in certain events. The Series B preferred stock voted on an as-converted basis with the common stock.

In connection with the Series B preferred stock issuance, we issued warrants to purchase an additional 276,373 shares of our common stock at an exercise price of $64.80 per share. The warrants became exercisable on October 16, 2007 and will terminate two years from this date.

The holders of Series B preferred stock had the same redemption rights as the holders of the Series A preferred stock, therefore, we have classified these shares as mezzanine equity.

We calculated a beneficial conversion feature charge related to the conversion price for the Series B preferred stock to common stock of approximately $1.8 million. As the Series B preferred stock could be

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

During the year ended December 31, 2008, 10,162 shares of Series B preferred stock were converted into 150,994 shares of our common stock in connection with the issuance of our 9% convertible senior notes. During the year ended December 31, 2007, 21,820 shares of Series B preferred stock were converted into 324,219 shares of common stock. As of December 31, 2008, we had approximately $34,000 of Series B preferred stock dividends accrued which were paid in January 2009. Also in January 2009, 3,000 shares of Series B preferred stock were converted into 44,576 shares of common stock in connection with our litigation settlement with Tang Capital Partners LP as discussed in Note 19, Legal Proceedings. In connection with this conversion and related litigation, we accrued $3.0 million of our payment to Tang as deemed dividends on conversion of preferred stock as this amount was deemed to be an inducement payment pursuant to the provisions of EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, or EITF Topic D-42. In addition, in February 2009, the remaining 2,218 shares of Series B preferred stock were exchanged for shares of our newly-issued Series F preferred stock as discussed in Note 20, Subsequent Events.

Series C 3% Convertible Preferred Stock

In July 2007, we issued 20,250 shares of our Series C 3% convertible preferred stock, or Series C preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series C preferred stock was convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which was initially $1,000 per share, by the conversion price, which was $39.00. The conversion price was subject to adjustment in certain events. The Series C preferred stock had the right to the number of votes equal to the stated value, or $1,000 per share, divided by $45.30 in all matters as to which shareholders are required or permitted to vote with the common stock. As of February 5, 2009, there were no remaining shares of Series C preferred stock outstanding.

In connection with the Series C preferred stock issuance, we issued warrants to purchase an additional 259,614 shares of our common stock at an exercise price of $45.30 per share. The warrants became exercisable on January 27, 2008 and will terminate two years from that date.

The holders of Series C preferred stock had the same redemption rights as the holders of the Series A preferred stock, therefore, we have classified these shares as mezzanine equity.

We calculated a beneficial conversion feature charge related to the conversion price for the Series C preferred stock to common stock of approximately $3.9 million. As the Series C preferred stock could be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

During the year ended December 31, 2008, 2,000 shares of Series C preferred stock were converted into 51,282 share of our common stock in connection with the issuance of our 9% convertible senior notes. An additional 2,000 shares of Series C preferred stock were converted into 51,280 shares of our common stock in connection with the issuance of our 15.5% and 10% convertible senior notes. During the year ended December 31, 2007, 11,966 shares of Series C preferred stock were converted into 306,819 shares of common stock. As of December 31, 2008, we had approximately $32,000 of Series C preferred stock dividends accrued which were paid in January 2009. In February 2009, the remaining 4,284 shares of Series C preferred stock were exchanged for shares of our newly-issued Series F preferred stock as discussed in Note 20, Subsequent Events.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series D 7% Convertible Preferred Stock

In December 2007, we issued 6,500 shares of our Series D 7% convertible preferred stock, or Series D preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 7%, payable quarterly. The Series D preferred stock is convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which is initially $1,000 per share, by the conversion price, which is $26.13. The conversion price is subject to adjustment in certain events. The Series D preferred stock votes on an as-converted basis with the common stock.

In connection with the Series D preferred stock issuance, we issued warrants to purchase an additional 124,401 shares of our common stock at an exercise price of $25.50 per share. The warrants became exercisable on June 3, 2008 and will terminate two years from that date.

The holders of Series D preferred stock have the same redemption rights as the holders of the Series A preferred stock, therefore, we have classified these shares as mezzanine equity.

We calculated a beneficial conversion feature charge related to the conversion price for the Series D preferred stock to common stock of approximately $1.2 million. As the Series D preferred stock could be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in preferred stock beneficial conversion feature in determining the net loss attributable to common shareholders.

During the year ended December 31, 2008, 3,000 shares of Series D preferred stock were converted into 114,832 shares of our common stock in connection with the issuance of our 9% convertible senior notes. During the year ended December 31, 2007, 2,500 shares of Series D preferred stock were converted into 95,693 shares of common stock. As of December 31, 2008, we had approximately $18,000 of Series D preferred stock dividends accrued which were paid in January 2009.

Triggering Events

Triggering events that will cause the remaining Series A and D preferred stock to become redeemable are as follows:

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.	Convertible Notes

The following table summarizes the changes in the principal balances of our convertible notes during the years ended December 31, 2008 and 2007 (in thousands):

	Balance at January 1, 2008	Issued	Converted	Extinguished	Matured	Balance at December 31, 2008
18.33% convertible senior notes	$—	$44,500	$(28,250)	$(16,250)	$—	$—
15.5% convertible senior notes	—	14,211	(14,211)	—	—	—
15% convertible senior notes	—	23,000	—	(23,000)	—	—
13.5% convertible senior notes	—	45,118	(27,600)	(17,518)	—	—
10% convertible senior notes due 2011	—	32,651	(14,651)	—	—	18,000
10% convertible senior notes due 2012	—	9,000	(9,000)	—	—	—
9.66% convertible senior notes	—	24,700	(15,700)	(9,000)	—	—
9% convertible senior notes	—	51,655	(40,820)	(5,250)	—	5,585
7.5% convertible senior notes	33,458	—	—	—	—	33,458
6.75% convertible senior notes	7,000	—	—	—	—	7,000
5.75% convertible senior notes	23,250	—	(250)	—	—	23,000
5.75% convertible senior subordinated notes	16,907	—	—	(8,943)	(7,964)	—
5.75% convertible subordinated notes	2,910	—	—	(150)	(2,760)	—
4.0% convertible senior subordinated notes	55,150	—	—	—	—	55,150

Total	$138,675	$244,835	$(150,482)	$(80,111)	$(10,724)	$142,193

	Balance at January 1, 2007	Issued	Converted	Exchanged	Balance at December 31, 2007
7.5% convertible senior notes	$48,752	$—	$(15,294)	$—	$33,458
6.75% convertible senior notes	7,000	—	—	—	7,000
5.75% convertible senior notes	—	23,250	—	—	23,250
5.75% convertible senior subordinated notes	27,407	—	—	(10,500)	16,907
5.75% convertible subordinated notes	28,490	—	—	(25,580)	2,910
4.0% convertible senior subordinated notes	55,150	—	—	—	55,150

Total	$166,799	$23,250	$(15,294)	$(36,080)	$138,675

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.66% Convertible Senior Notes

In October 2008, we issued $24.7 million aggregate principal amount of our 9.66% convertible senior notes, or 9.66% notes, under a securities purchase agreement. Additionally, in connection with this issuance, we repurchased approximately $18.2 million of our 15% notes and related warrants to purchase approximately 1.2 million shares of common stock. We recorded issuance costs of approximately $0.5 million related to the issuance of our 9.66% notes which are recorded in other assets and are being amortized to interest expense using the effective interest method over the three-year life of the notes. In connection with the repurchase of the 15% notes, $8.2 million was released to us from the escrow account established to pay the make whole and interest payments on the 15% notes and was used as part of the repurchase payment for these notes. In addition, $7.2 million of the proceeds from the 9.66% notes was placed in an escrow account for a period of one year to fund potential make-whole payments on the 9.66% notes as describe below. After these transactions, net proceeds from the issuance were approximately $7.1 million.

The 9.66% notes are due on October 22, 2011 and interest is payable semi-annually in May and November. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or repurchase at an initial conversion price of $0.38 per share, which is subject to adjustments in certain circumstances. This conversion price is equivalent to 2,631.5789 shares of common stock per $1,000 principal amount of the notes. Subject to certain conditions, the notes will automatically convert if, at any time after October 22, 2009 and on or prior to the maturity date, the closing price of our common stock has exceeded 200% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change of control, the holder can require us to repurchase the notes at 100% of their principal amount for cash plus accrued and unpaid interest due up to, but not including the repurchase date. In addition, upon any conversion, we are required to pay the holder of the notes a make-whole payment equal to $289.80 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

The conversion option of the 9.66% notes represents an embedded derivative in accordance with SFAS 133 since the 9.66% notes are deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception due to the make-whole interest provision.

The repurchase of our 15% notes in connection with the issuance of our 9.66% notes was deemed an extinguishment and, as such, the 9.66% notes were recorded at a fair value of $25.0 million at issuance pursuant to the guidance in EITF 96-19.

In December 2008, in connection with the issuance of our 10% convertible senior notes due 2011, or 10% notes due 2011, the remaining $9.0 million balance of the 9.66% notes was repurchased using proceeds from the issuance of our 10% notes and the funds released from escrow that was established to make potential make-whole payments on the 9.66% notes. The repurchase was accounted for as debt exchange pursuant to the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF-96-19. The 9.66% notes were deemed extinguished since the exchange resulted in substantially different cash flows. We recognized a loss of approximately $1.0 million on the repurchase which is included in loss on exchange of convertible notes.

Prior to the 9.66% notes repurchase, $15.7 million of our 9.66% notes were converted into 41.3 million shares of common stock. In connection with the conversion of these 9.66% notes, we made interest make-whole payments of approximately $4.5 million which are included in make-whole interest expense for the year ended December 31, 2008. In addition, we recorded a gain of approximately $0.3 million related to the change in the

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the 9.66% notes due to the conversion, which was included in gain on derivative liabilities, net. Approximately $2.6 million of the remaining restricted cash was released from escrow and applied towards the repurchase of the 9.66% notes as discussed above. As such, there was no restricted cash balance remaining related to the 9.66% notes as of December 31, 2008.

10% Convertible Senior Notes due 2011

In December 2008, we issued approximately $32.7 million aggregate principal amount of our 10% notes due 2011 under a securities purchase agreement, pursuant to which we also repurchased, for a total repurchase price of approximately $29.0 million, approximately $4.8 million, $16.3 million, and $9.0 million principal amounts of our 15%, 18.33%, and 9.66% notes respectively as well as warrants to purchase approximately 5.2 million shares of common stock. We recorded issuance costs of approximately $0.4 million related to the issuance of our 10% notes due 2011 which are recorded in other assets and are being amortized to interest expense using the effective interest method over the three-year life of the notes. In connection with the repurchased notes, $12.6 million of funds were released from the escrow account established to pay the make-whole and interest payments on the repurchased notes. Net proceeds from these transactions were approximately $15.9 million. In addition, $9.8 million of this amount was restricted and held in escrow to fund potential make-whole payments as described below.

The 10% notes due 2011 are due on December 5, 2011 and interest is payable semi-annually in May and November. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or repurchase at an initial conversion price of $0.137 per share, which is subject to adjustments in certain circumstances. This conversion price is equivalent to approximately 7,299.27 shares of common stock per $1,000 principal amount of the notes. Subject to certain conditions, the notes will automatically convert if, at any time after December 5, 2009 and on or prior to the maturity date, the closing price of our common stock has exceeded 200% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change of control, the holder can require us to repurchase the notes at 100% of their principal amount for cash, plus accrued and unpaid interest due up to, but not including the repurchase date. In addition, upon any conversion, we are required to pay the holder of the notes a make-whole payment equal to $300.00 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

The agreement also gave us a conditional put option right to issue and sell to the holder of the 10% notes due 2011 either (i) an additional $3.0 million of our Series C 10% notes if we make a convertible notes repurchase tender offer and receives tenders (which are not withdrawn) of at least $62.0 million principal amount of convertible notes, or to (ii) an additional $6 million of our Series C 10% notes if we make a convertible notes repurchase tender offer and receives tenders (which are not withdrawn) of at least $93.0 million principal amount of convertible notes. The Series C 10% notes would have substantially the same terms as the 10% notes. Pursuant to guidance in SFAS 133, we determined that the put option was an embedded derivative which requires bifurcation from the 10% notes due 2011. The put option was valued using a Black-Scholes option pricing model and the inputs relating to the preconditions were derived based on 1,000 Monte Carlo simulation runs.

The conversion option of the 10% notes due 2011 represents an embedded derivative liability in accordance with SFAS 133 since the 10% notes due 2011 are deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception due to the make-whole interest provision.

At the issuance of the 10% notes due 2011, as the repurchased notes were deemed extinguished, our 10% notes due 2011 issued in exchange for the repurchased notes were recorded at a fair value of $34.5 million pursuant to the guidance in EITF 96-19.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, approximately $14.7 million of our 10% notes due 2011 had been converted into 106.9 million shares of our common stock. In connection with the conversion of the notes, we made make-whole interest payments of approximately $4.4 million which is included in make-whole interest expense for the year ended December 31, 2008. In addition, we recorded a gain of approximately $0.8 million related to the change in the fair value of the 10% notes due 2011 due to the conversions, which was included in gain on derivative liabilities, net. As of December 31, 2008, we had $5.4 million of restricted cash held in escrow to fund any potential make-whole payments and interest payments related to these notes. In January and February 2009, the remaining $18.0 million of our 10% notes due 2011 were converted into 131.4 million shares of our common stock. In connection with these conversions, the remaining restricted cash held in escrow was used to fund make-whole interest payments of $5.4 million.

10% Convertible Senior Notes due 2012

In September 2008, we issued $9.0 million aggregate principal amount of our 10% notes convertible senior notes due 2012, or 10% notes due 2012, under a securities purchase agreement. Additionally in connection with the issuance, the holder of the 10% notes due 2012 converted 1,000 shares of our Series C preferred stock into 25,640 shares of our common stock, induced by an aggregate cash payment of $150,000. We also paid to the holder of the notes and its affiliates approximately $1.2 million in exchange for the prospective satisfaction of 50% of any final judgment which may ever be rendered on any and all claims for any relief whatsoever that have been alleged, or that could have been alleged, in our litigation with Enable Capital Management LLC (the holder of the notes) as described further in Note 19, Litigation Proceedings.

We recorded issuance costs of approximately $0.4 million related to the issuance of our 10% notes due 2012 which are recorded in other assets and are being amortized to interest expense using the effective interest method over the four-year life of the notes. Net proceeds from the issuance were approximately $7.3 million after deducting the $1.2 million litigation related payment, the $150,000 conversion inducement and related expenses and commissions. In addition, $3.6 million of this amount was restricted and held in escrow to fund potential make-whole payments as described below.

Since the holders of the Series C preferred stock had an option to redeem the stated value of their preferred stock for cash at any time after the two-year anniversary of the original issue date in July 2007, we concluded that the inducement of $150,000 was not representative of a sufficient inducement to Enable to convert their Series C preferred stock given the value underlying the common stock issued upon conversion. Accordingly, we allocated our total payment of $1.4 million and determined that $1.0 million and $0.4 million pertained to the inducement and to the settlement expense, respectively. The inducement payment of $1.0 million is recorded as a deemed dividend in the current period pursuant to the provisions of EITF Topic D-42.

The 10% notes due 2012 are due on September 15, 2012 and interest is payable semi-annually in May and November. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or repurchase at an initial conversion price of $1.27 per share, which is subject to adjustments in certain circumstances. This conversion price is equivalent to approximately 787.40 shares of common stock per $1,000 principal amount of the notes. Subject to certain conditions, the notes will automatically convert if, at any time after September 15, 2009 and on or prior to the maturity date, the closing price of our common stock has exceeded 200% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change of control, the holder can require us to repurchase the notes at 100% of their principal amount for cash, plus accrued and unpaid interest due up to, but not including the repurchase date. In addition, upon any conversion, we are required to pay the holder of the notes a make-whole payment equal to $400.00 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This agreement also gave us the right, subject to certain stock price, trading volume and milestone preconditions, to require the holder of the 10% notes due 2012 to purchase an additional $9.0 million aggregate principal amount of our 10% notes pursuant to an all-or-none issuer put option which would expire no later than October 15, 2008. If we exercised our put option for the second $9.0 million of 10% notes, additional similar payments of $150,000 and $1.2 million would be made and an additional 1,000 shares of our Series C preferred stock would be converted into 25,640 shares of our common stock by the holder of the 10% notes. Pursuant to guidance in SFAS 133, we determined that the put option was an embedded derivative which requires bifurcation from the 10% notes due 2012. The put option was valued using a Black-Scholes option pricing model and the inputs relating to the preconditions were derived based on 1,000 Monte Carlo simulation runs.

In September 2008, the agreement was amended to provide for an increase in the principal amount of the notes pursuant to the put option to approximately $14.2 million and an increase in the interest rate to 15.5% as described below. In addition, we were able to exercise our put option immediately without being subject to the preconditions included in the original agreement. This amendment constituted a modification of terms related to the put option and the increase in its fair value of approximately $2.5 million was taken into earnings and is included in gain on derivative liabilities, net for year ended December 31, 2008.

The conversion option of the 10% notes due 2012 represents an embedded derivative liability which requires bifurcation from the underlying notes in accordance with SFAS 133 since the 10% notes due 2012 are deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception due to the make-whole interest provision.

The embedded conversion option, along with the put option as discussed above, was fairly valued in accordance with guidance in Derivative Implementation Group Statement 133 Implementation Issue No. B15, Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument. At the issuance of the 10% notes, the embedded derivative was estimated to have a fair value of approximately $3.4 million. The resulting debt discount of approximately $3.4 million is being accreted over the four year life of the notes as additional interest expense using the effective interest method. We recorded interest expense of approximately $3.4 million for the year ended December 31, 2008 which is included in amortization of debt discount and issuance costs and relates to accelerated accretion due to note conversions. At December 31, 2008, there was no derivative liability outstanding due to note conversions and the change in derivative liability of $3.4 million is included in gain on derivative liabilities, net for the year ended December 31, 2008.

As of December 31, 2008, all $9.0 million of our 10% notes due 2012 had been converted into 7.1 million shares of our common stock. In connection with the conversion of the notes, we made make-whole interest payments of approximately $3.6 million which is included in make-whole interest expense for the year ended December 31, 2008.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the $1.2 million litigation related payment, the $150,000 conversion inducement, related expenses and commissions. In addition, $8.8 million of this amount was restricted and held in escrow to fund potential make-whole payments as described below.

Similar to the allocation described for the 10% notes above, we determined that $1.0 million and $0.4 million of our payment to Enable pertained to the inducement and to the settlement expense, respectively. The inducement payment of $1.0 million is recorded as a deemed dividend in the current period pursuant to the provisions of EITF Topic D-42.

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

The conversion option of the 15.5% notes represents an embedded derivative which requires bifurcation from the underlying notes in accordance with SFAS 133 since the 15.5% notes are deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception due to the make-whole interest provision. At the issuance of the 15.5% notes, the embedded conversion option was estimated to have a fair value of approximately $8.6 million. The resulting debt discount of approximately $8.6 million was being accreted over the four year life of the notes as additional interest expense using the effective interest method. We recorded interest expense of approximately $8.6 million for the year ended December 31, 2008 which is included in amortization of debt discount and issuance costs and relates to accelerated accretion due to note conversions. At December 31, 2008, there was no derivative liability outstanding due to note conversions and the change in the derivative liability of $8.6 million is included in gain on derivative liabilities, net for the year ended December 31, 2008.

As of December 31, 2008, all $14.2 million of our 15.5% notes had been converted into 11.2 million shares of our common stock. In connection with the conversion of the notes, we made make-whole interest payments of approximately $8.8 million which is included in make-whole interest expense for the year ended December 31, 2008.

13.5% Convertible Senior Notes

In April 2008, we issued $36.0 million aggregate principal amount of our 13.5% convertible senior notes, or 13.5% notes, and $9.0 million aggregate principal amount of our Series E 13.5% convertible exchangeable preferred stock, or Series E preferred stock, which was subsequently exchanged for our 13.5% notes as described below. We also issued warrants to purchase approximately 2.8 million shares of our common stock, or A Warrants, at an exercise price of $9.50 per share and a Series B Unit Warrant, or B Unit Warrant, to purchase up to $67.5 million aggregate principal of 12.5% convertible senior notes, or 12.5% notes, and additional A

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants. As discussed in Note 9, Other Long-Term Obligations, the B Warrant was amended in June and July 2008 and included a reduction to $7.90 in the exercise price of the warrants issued in connection with the 13.5% notes as well as certain A Warrants issued on exercise of the B Unit Warrant. The amendments also provided an increase in the interest rates on the notes to be issued upon exercise of the B Unit Warrant.

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

The credit of $5.3 million aggregate principal amount of our 9% notes and 9% warrants towards the total purchase price of $64.6 million was deemed a debt exchange. The portion exchanged for our 13.5% notes and related securities was accounted for as an extinguishment of debt pursuant to the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, since the exchange resulted in substantially different cash flows. The portion exchanged for our Series E preferred stock and related securities was accounted for as an extinguishment of debt pursuant to FASB Technical Bulletins, or FTB, 80-1 Early Extinguishment of Debt through Exchange for Common or Preferred Stock. We recognized a loss of approximately $3.3 million including a write-off of $0.2 million of unamortized issuance costs related to the extinguished notes.

The total proceeds of $64.6 million and the fair value of the reacquired 9% warrants of $0.5 million were allocated among the A Warrants, the B Unit Warrant, the 13.5% notes and the Series E preferred stock. Since the B Unit Warrant is a liability instrument that is marked to fair value as described further in Note 9, Other Long-Term Obligations, approximately $21.3 million of the proceeds were first allocated to the B Unit Warrant pursuant to guidance in Derivative Implementation Group Statement 133 Implementation Issue No. B6, Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative. The remaining proceeds of $43.8 million were then allocated among the other three financial instruments using a relative market value approach based on Accounting Principles Board, or APB, Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The allocations made to the A Warrants, the 13.5% notes and the Series E preferred stock were approximately $3.9 million, $32.0 million and $7.9 million, respectively. The resulting debt discount was approximately $31.7 million, which arose from approximately $29.0 million, $3.9 million and $21.3 million of allocations made to the embedded conversion option, the A Warrants and the B Unit Warrant, respectively. These amounts were offset by $20.1 million premium on the issuance of the 13.5%, Series E preferred stock and related securities and a $2.4 million discount attributed to the exchange with the 9% notes and 9% warrants as described above. Additionally, we recorded beneficial conversion feature charges of approximately $1.1 million related to the conversion price for our Series E preferred stock. The resulting discount of $1.1 million was fully recognized as a dividend through the date of the Series E preferred stock exchange and included in preferred stock beneficial conversion feature as described below pursuant to the provisions of EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, or EITF 00-27.

The 13.5% notes are due on April 30, 2014 with interest payable semi-annually in May and November. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity at a conversion price of $7.90, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to approximately 126.582 shares of common stock per $1,000 principal amount of the notes. Subject to certain conditions, the notes will automatically convert if, at any time after April 30, 2009 and on or prior to maturity, the closing price per share of our common stock has exceeded 200% of the conversion price then in

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change of control, the holder can require us to repurchase the notes at 100% of their principal amount for cash, plus accrued and unpaid interest due up to, but not including, the repurchase date. In addition, upon any conversion or upon exercise by the holder of a one-time right to require early redemption of the 13.5% notes which may be exercised in May 2011, we are required to pay the holder of the notes a make-whole interest payment equal to $810 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

In June 2008, our Series E preferred stock and its accrued and unpaid dividend was exchanged by the holder for an additional $9.1 million aggregate principal of our 13.5% notes pursuant to the provision in our Articles of Amendment to Amended and Restated Articles of Incorporation which allows the holder to exchange all of the Series E preferred stock for our 13.5% notes. There were no conversions of Series E preferred stock into common stock prior to this exchange. At issuance, the Series E preferred stock was classified as mezzanine equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities since it becomes redeemable at the option of the holder in April 2011; however, due to the quasi-liability nature of our Series E preferred stock which had similar terms to those of our 13.5% notes, the exchange was accounted for pursuant to the provisions of EITF 96-19. The exchange did not result in an extinguishment of our Series E preferred stock in substance and accordingly, an increase in the fair value of the embedded conversion option of approximately $0.4 million was recorded as a reduction of the carrying value of the 13.5% notes through the debt discount pursuant to the provision of EITF 06-6, Debtor’s Accounting for a Modification or Exchange of Convertible Debt Instruments. Upon exchange, the additional embedded derivative related to the conversion option of approximately $7.0 million, inclusive of $1.1 million which was initially recorded in equity as a beneficial conversion feature, and the resulting debt discount of $5.9 million were recorded.

In July 2008, as described in Note 9, Other Long-Term Obligations, we entered into a Second Amendment of the Securities Purchase Agreement and Series B Unit Purchase Warrant with the holder, pursuant to which the remaining original exercise amount of $44.5 million of the B Unit Warrant was exercised in July and August 2008 and a portion of the proceeds from the issuance of $44.5 million principal of our 18.33% notes thereunder were used to repurchase the remaining outstanding amount of $17.5 million of our 13.5% notes as well as 1.1 million of warrants related to these notes. In addition, the remaining amount held in escrow related to the 13.5% notes was distributed whereby we received approximately $6.5 million and the holder of the 13.5% notes received approximately $7.6 million.

The repurchase of our 13.5% notes using the proceeds from the issuance of our 18.33% notes was accounted for as a debt exchange pursuant to the provisions of EITF 96-16, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The 13.5% notes were deemed extinguished since the exchange resulted in substantially different cash flows. We recognized a loss of approximately $10.3 million on the exchange which is included in loss on exchange of convertible notes for the year ended December 31, 2008.

The conversion option of the 13.5% notes represents an embedded derivative which requires bifurcation from the underlying notes in accordance with SFAS 133 since our 13.5% notes were deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception of SFAS 133 due to the make-whole interest provision in the 13.5% notes.

The total estimated fair value of the conversion option derivative liability of $34.1 million was adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the year ended December 31, 2008 was $34.1 million, of which $20.0 million is included in gain on derivative liabilities, net

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $14.1 million is included in the loss on exchange of convertible notes. In addition, we recorded $2.3 million related to the change in the fair value component of the 13.5% notes which is also included in gain on derivative liabilities, net. At December 31, 2008, as all of the 13.5% notes had been converted or repurchased as discussed above, no value was assigned to the fair value of the derivative.

The total debt discount of $38.4 million, which includes an additional $0.4 million that was recorded in connection with the modification to the exercise price of the A Warrants in July 2008 as discussed above, was being accreted over the six-year life of the notes as additional interest expense using the effective interest rate method. We recorded a change in the debt discount of $38.4 million for the year ended December 31, 2008, of which $23.5 million was included in amortization of debt discount and issuance costs and $14.9 million was included in exchange of convertible notes.

A total of $27.6 million of our 13.5% notes were converted into approximately 3.5 million shares of common stock during the year ended December 31, 2008. In connection with the conversion of the notes, we made make-whole interest payments of approximately $22.4 million which is included in make-whole interest expense for the year ended December 31, 2008.

15% Convertible Senior Notes

In June 2008, following the first amendment of the B Unit Warrant to increase the interest rate on the notes to be issued thereunder and in connection with the exercise of the B Unit Warrant, as described further in Note 9, Other Long-Term Obligations, we issued $23.0 million aggregate principal amount of our 15% notes. We recorded issuance costs related to the 15% notes of approximately $1.2 million which are recorded in other assets and are being amortized to interest expense using the effective interest method over the three-year life of the notes. Upon exercise of the B Unit Warrant, we also issued additional A Warrants to purchase 1.5 million shares of common stock at an exercise price of $9.50 per share. The A warrants became exercisable and the 15% notes became convertible upon shareholders’ approval to increase the authorized shares of common stock in June 2008. The warrants will expire on June 19, 2013. Net proceeds from the 15% notes issuance were approximately $11.4 million after taking into account $10.4 million of restricted cash held in escrow to fund potential make-whole payments as described below.

The notes are due June 12, 2011 with interest payable semi-annually in May and November. The notes are convertible, at the option of the holder, into shares of our common stock at any time after the authorized share approval and on or prior to maturity or repurchase at a conversion price of $7.90 per share, which is subject to adjustments in certain circumstances. This conversion price is equivalent to 126.582 shares of common stock per $1,000 principal amount of the notes. Subject to certain conditions, the notes will automatically convert if, at any time after June 12, 2009 and on or prior to June 12, 2011, the closing price of the common stock has exceeded 200% of the conversion price then effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change of control, the holder can require us to repurchase the notes at 100% of their principal amount for cash, plus accrued and unpaid interest due up to, but not including repurchase date. In addition, upon any conversion, we are required to pay the holder of the notes a make-whole interest payment equal to $450 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

In October 2008, in connection with the issuance of our 9.66% notes, approximately $18.2 million of our 15% notes and related warrants to purchase approximately 1.2 million shares of common stock were repurchased using a portion of the proceeds from the issuance of our 9.66% notes and the funds released from escrow that was established to make potential make-whole payments on the 15% notes. In December 2008, in connection with the

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance of our 10% notes, approximately $4.8 million of the remaining 15% notes and related warrants to purchase approximately 0.3 million shares of common stock were repurchased using a portion of proceeds from the issuance of our 10% notes and the funds released from escrow relating to the remaining 15% notes. The repurchases were accounted for as debt exchange pursuant to the provisions of EITF 96-19. The 15% notes were deemed extinguished since the exchanges resulted in substantially different cash flows. We recognized a total loss of approximately $6.7 million on these repurchases which is included in the loss on exchange of convertible notes.

As all of our 15% notes were repurchased, no make-whole payments were made for the year ended December 31, 2008. All of the $10.4 million of restricted cash to fund make-whole payments related to the 15% notes was released to us in connection with the repurchases of the notes.

The conversion option of the 15% notes represents an embedded derivative which requires bifurcation from the underlying notes in accordance with SFAS 133 since the 15% notes are deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception due to the make-whole interest provision.

At the issuance of the 15% notes, the embedded conversion option was estimated to have a fair value of approximately $4.6 million. The resulting debt discount of approximately $4.6 million along with the discount resulting from allocation of proceeds to the A Warrants of approximately $1.4 million is being accreted over the three year life of the notes as additional interest expense using the effective interest method. We recorded interest expense of approximately $0.6 million for the year ended December 31, 2008. During the year ended December 31, 2008, the estimated fair value of the derivative liability decreased $4.6 million and is included in gain on derivative liabilities, net. In connection with the repurchase transactions discussed above, approximately $5.4 million of the unamortized debt discount and the $29,000 derivative liability fair value at the repurchase date were included in the loss on exchange of convertible notes. At December 31, 2008, as all of our 15% notes had been repurchased, no value was assigned to the fair value of the derivative.

18.33% Convertible Senior Notes

In connection with the exercise of $44.5 million of the B Unit Warrant in July and August 2008 as described above, we issued $44.5 million aggregate principal amount of our 18.33% notes. We recorded issuance costs related to the 18.33% notes of approximately $0.8 million which are recorded in other assets and are being amortized to interest expense using the effective interest method over the three-year life of the notes. In connection with the exercise of the B Unit Warrant, we also issued additional A Warrants to purchase 2.8 million shares of common stock at an exercise price of $7.90 per share which were exercisable immediately and expire on June 19, 2013. Net proceeds from the 18.33% notes issuance were approximately $1.8 million after taking into account issuance costs, approximately $24.5 million of restricted cash held in escrow to fund potential make-whole payments as described below and approximately $17.5 million used to repurchase the remaining outstanding principal amount of our 13.5% notes and 1.1 million of related warrants as discussed above. In addition to the $1.8 million in net proceeds, approximately $6.5 million of the remaining amount held in escrow related to our 13.5% notes was released to us upon our repurchase of these notes.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total proceeds of $44.5 million and the $0.7 million fair value of the 1.1 million repurchased A Warrants discussed above were allocated between the 18.33% notes and the 18.33% A Warrants using a relative market value approach based on Accounting Principles Board, or APB, Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The allocations made to the 18.33% notes and 18.33% A Warrants were approximately $43.4 million and $1.8 million, respectively. The resulting debt discount was approximately $6.9 million, which arose from approximately $9.4 million and $1.8 million of allocations made to the embedded conversion option and the 18.33% A warrant, respectively, offset by a $4.3 million discount attributed to the exchanges with the 13.5% notes. The debt discount is being accreted over the three year life of the notes as additional interest expense using the effective interest method. We recorded interest expense of approximately $5.6 million for the year ended December 31, 2008 primarily related to accelerated accretion due to note conversions.

The conversion option of the 18.33% notes represents an embedded derivative which requires bifurcation from the underlying notes in accordance with SFAS 133 since the 18.33% notes are deemed non-conventional debt which does not qualify for the paragraph 11(a) scope exception due to the make-whole interest provision.

At the issuance of the 18.33% notes, the embedded conversion option was estimated to have a fair value of approximately $9.4 million, of which $3.6 million was included in approximately $18.9 million of the 18.33% notes fair value initially recorded in connection with the debt exchange transactions as described in 13.5% Convertible Senior Notes. During the year ended December 31, 2008, the estimated fair value of the derivative liability decreased approximately $5.8 million and the change is recorded in gain on derivative liabilities, net. In addition, we recorded approximately $1.2 million related to the change in the fair value component of the 18.33% notes which is also included in gain on derivative liabilities, net for the year ended December 31, 2008.

In December 2008, in connection with the issuance of our 10% notes, approximately $16.3 million of the 18.33% notes and related warrants to purchase approximately 2.8 million shares of common stock were repurchased using a portion of proceeds from the issuance of our 10% notes and the funds released from escrow relating to the remaining 18.33% notes. The repurchase was accounted for as debt exchange pursuant to the provisions of EITF 96-19. The 18.33% notes were deemed extinguished since the exchange resulted in substantially different cash flows. We recognized a loss of approximately $1.5 million on the repurchase which is recorded in the loss on exchange of convertible notes and which included approximately $1.3 million of the unamortized debt discount and approximately $0.2 million of the fair value component of the 18.33% notes. At December 31, 2008, as all of our 18.33% notes had been converted or repurchased, no value was assigned to the fair value of the derivative.

During the year ended December 31, 2008, approximately $28.3 million of 18.33% notes were converted into approximately 3.6 million shares of common stock. In connection with the conversion of the notes, we had make-whole interest payments of approximately $15.5 million which are included in make-whole interest expense for the year ended December 31, 2008. Approximately $8.2 million of the remaining restricted cash was released from escrow and applied towards the repurchase of the 18.33% notes as discussed above. As such, there was no restricted cash balance remaining related to the 18.33% notes as of December 31, 2008.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9% Convertible Senior Notes

In March 2008, we issued approximately $51.7 million aggregate principal amount of our 9% notes. We recorded issuance costs related to the 9% notes of approximately $2.3 million which are recorded in other assets and are being amortized to interest expense using the effective interest method over the four-year life of the notes. We also issued warrants to purchase an additional 0.7 million shares of common stock at an exercise price of $14.10 per share. The warrants were not exercisable until July 2, 2008 and will expire on the third anniversary of the date on which they became exercisable. Additionally, in connection with the issuance, certain existing holders of our Series A, B, C, and D convertible preferred stock converted their shares of preferred stock into approximately 0.4 million shares of common stock, induced by an aggregate cash payment of approximately $16.2 million, which is recorded as deemed dividends in the current period pursuant to the provisions of EITF D-42,The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. Net proceeds from the 9% notes issuance were approximately $33.1 million after deducting the cash inducement, related expenses and commissions. In addition, $13.9 million of this amount was restricted and held in escrow to fund potential make-whole payments as described below.

The notes are due March 4, 2012 with interest payable semi-annually in March and September. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or repurchase at a conversion rate of 70.922 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $14.10 per share. Subject to certain conditions, the notes will automatically convert if, at any time after March 4, 2009 and prior to maturity, the closing price per share of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change of control, the holder can require us to repurchase the notes at 100% of their principal amount for cash, plus accrued and unpaid interest due up to, but not including, the repurchase date. In addition, upon any conversion, we are required to pay the holder of the notes a make-whole interest payment equal to $270 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. An amount adequate to pay the make-whole interest on all outstanding notes will be held in escrow for a period of one year.

As of December 31, 2008, a total of $40.8 million of our 9% notes had been converted into approximately 2.9 million shares of common stock. In connection with the conversion of the notes, we made make-whole interest payments of approximately $11.0 million. In addition, in connection with the issuance of our 13.5% notes in April 2008, $5.3 million of our 9% notes and 74,468 of related warrants were extinguished and approximately $1.4 million of restricted cash related to the notes was released to us from escrow. As of December 31, 2008, approximately $1.2 million is included in restricted cash and is being held in an escrow account to fund any potential remaining make-whole payments related to the 9% notes.

The interest make-whole provision of the 9% notes represents an embedded derivative which is required to be accounted for separate from the underlying notes. At the issuance of the 9% notes, the interest make-whole feature was estimated to have a fair value of approximately $13.0 million. The resulting discount, along with the discount resulting from allocation of proceeds to stock warrants of $3.4 million, is being accreted over the life of the notes as additional interest expense using the effective interest method. We recorded interest expense of $13.2 million for the year ended December 31, 2008 primarily related to accelerated accretion due to note conversions. The estimated fair value of the derivative liability will be adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the year ended December 31, 2008 was $12.0 million and is included in gain on derivative liabilities. At December 31, 2008, the fair value of the derivative was less than $1,000 and was recorded in 9% convertible senior notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.5% Convertible Senior Notes

In April 2006, we issued approximately $66.3 million aggregate principal amount of our 7.5% convertible senior notes, or 7.5% notes, approximately $33.2 million of which was issued in a registered offering for cash with net proceeds of approximately $31.2 million, after deducting expenses and the initial purchaser’s discounts and commissions. Approximately $33.2 million was issued in a private exchange for approximately $39.5 million aggregate principal amount of our 5.75% convertible senior subordinated notes and approximately $1.2 million aggregate principal amount of our 5.75% convertible subordinated notes. We recognized a net gain of $8.0 million on the early extinguishment and exchange of these notes which is based on the carrying value of the exchanged notes less the fair value of the new notes, net of issuance costs of $0.4 million and accrued interest of $0.9 million attributable to the exchanged notes.

The notes are due April 30, 2011 with interest payable semi-annually in April and October. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at a conversion rate of 11.963 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $83.59 per share. On or after April 30, 2009, we have the option to redeem all of the notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest up to but not including the redemption date. Subject to certain conditions, the notes will automatically convert if, at any time after June 26, 2006 and prior to maturity, the closing price per share of our common stock has exceeded 125% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. In addition, upon certain non-stock changes in control, the holder can require us to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date. Upon any automatic conversion of the notes, or if the holder exercises their right to require us to repurchase notes in connection with a non-stock change of control, we will pay the holder of the notes a make-whole interest payment equal to $225 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date.

The interest make-whole provision, along with the conversion option of the 7.5% notes, represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of $0.4 million, $2.9 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, the majority of which represents accelerated accretion due to note conversions. The estimated fair value of the derivative liability is adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the years ended December 31, 2007 and 2006 was $3.6 million and $1.9 million, respectively, and is included in gain on derivative liabilities, net. As of December 31, 2008 and 2007, no value was assigned to the fair value of the derivative liability, therefore, there was no change in the estimated fair value for the year ended December 31, 2008.

For the years ended December 31, 2007 and 2006, $15.3 million and $17.6 million of our 7.5% notes were converted into 0.2 million and 0.2 million shares of common stock, respectively. There were no conversions during the year ended December 31, 2008. In connection with the conversion of $13.6 million of these notes in 2007, we made discretionary interest make-whole payments of approximately $2.3 million which is included in make-whole interest expense for the year ended December 31, 2007. In connection with the conversion of $7.4 million of these notes in May 2006, we made a discretionary interest make-whole payment of approximately $1.7 million which is included in make-whole interest expense for the year ended December 31, 2006.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.75% Convertible Senior Notes

Our 6.75% convertible senior notes, or 6.75% notes, are due October 31, 2010 with interest payable semi-annually in April and October. The 6.75% notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at a conversion rate of 9.509 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustment in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $105.16 per share. We also issued warrants to purchase 8,750 shares of common stock within five years at an exercise price of $140.00 per share to the initial purchaser of these notes. We have the option to redeem all of the notes if the closing price per share of our common stock has exceeded 125% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. The redemption price will be par including accrued and unpaid interest up to but not including the redemption date. Upon any conversion of the notes, we will pay the holder of the notes a make-whole interest payment equal to $337.50 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date.

The interest make-whole provision, along with the conversion option of the 6.75% notes, represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of approximately $0.1 million, $0.1 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The expense recorded for 2006 was primarily related to accelerated accretion due to note conversions. The estimated fair value of the derivative liability is adjusted quarterly for changes in the estimated market value. Changes in the estimated fair value for the years ended December 31, 2008, 2007 and 2006 were $0.1 million, $0.1 million and $4.1 million, respectively, and included in gain on derivative liabilities. At December 31, 2008 and 2007, the fair value of the derivative was $0.1 million and was recorded in 6.75% convertible senior notes.

On April 30, 2006, holders of the notes had the right to cause us to redeem in cash up to 30% of the aggregate amount of the notes, or approximately $24.6 million, on a pro-rata basis, excluding any accrued and unpaid interest. Certain holders of the notes exercised their right and we redeemed approximately $2.7 million in aggregate principal of these notes. For the year ended December 31, 2006, $69.3 million of the 6.75% notes were converted into 0.7 million shares of common stock which resulted in make-whole interest payments of $23.1 million. There were no conversions of 6.75% notes for the years ended December 31, 2008 and 2007.

5.75% Convertible Senior Notes

In December 2007, we issued approximately $23.3 million aggregate principal amount of our 5.75% convertible senior notes, or 5.75% senior notes, and approximately 0.5 million shares of our common stock in exchange for $10.5 million of our 5.75% convertible senior subordinated notes and $25.6 million of our 5.75% convertible subordinated notes. The exchange resulted in a loss of approximately $1.0 million including a write-off of $0.1 million of unamortized issuance costs attributed to the extinguished notes. The resulting discount from the exchange is being accreted over the life of the notes as additional interest expense using the effective interest method. Accordingly, we recorded interest expense of approximately $0.8 million and $37,000 for the years ended December 31, 2008 and 2007, respectively.

The notes are due December 15, 2011 with interest payable semi-annually in June and December. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at a conversion rate of 33.3333 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to a

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion price of approximately $30.00 per share. On or after December 15, 2009, we have the option to redeem all of the notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest up to but not including the redemption date. Subject to certain conditions, the notes will automatically convert if, at any time after December 15, 2009 and prior to maturity, the closing price per share of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change in control, the holder can require us to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest and any other amounts due up to, but not including, the repurchase date. In addition, upon any of these occurrences (redemption, automatic conversion, or repurchase) we will pay the holder of the notes a make-whole interest payment equal to $115 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date.

4% Convertible Senior Subordinated Notes

Our 4% convertible senior subordinated notes, or 4% notes, are due July 1, 2010 with interest payable semi-annually in January and July. The 4% notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at an initial conversion rate of 1.85185 shares of common stock per $1,000 principal amount of notes, which is subject to adjustment in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $540.00 per share. Prior to maturity, we may redeem the notes upon certain conditions, the most significant of which is that the closing price of our common stock must exceed 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. Upon such redemption, we would make an additional payment of $280.00 per $1,000 note, less any interest previously paid on the notes. The holder may elect to convert their notes prior to any such redemption.

5.75% Convertible Senior Subordinated Notes

Our 5.75% convertible senior subordinated notes had terms that were similar to the 5.75% convertible subordinated notes as discussed below except for the conversion price and provisional redemption provision. The conversion rate for these notes was 2.5 shares per $1,000 principal notes, which is equivalent to a conversion price of $400.00 per share. We could redeem the notes at specified redemption prices ranging from 103.286% to 100% of the principal amount. The redemption prices varied depending on the year redeemed and the holder could elect to convert their notes prior to any such redemption.

In December 2007, $10.5 million of 5.75% convertible senior subordinated notes were cancelled in exchange for approximately 0.2 million shares of our common stock and $4.8 million of our 5.75% convertible senior notes as described above. We recognized a net loss of $24,000 on the early extinguishment of these notes resulting from the acceleration of the remaining unamortized debt issuance costs.

In February 2008, approximately $8.9 million of the 5.75% convertible senior subordinated notes were cancelled in exchange for approximately 0.7 million shares of our common stock. We repaid the remaining outstanding balance of approximately $8.0 million upon the maturity of the notes in June 2008.

5.75% Convertible Subordinated Notes

Our 5.75% convertible subordinated notes were convertible, at the option of the holder, into shares of our common stock at any time prior to maturity or redemption at a conversion rate of 0.7353 shares per each $1,000 principal note, subject to adjustment in certain circumstances. This was equivalent to a conversion price of $1,360.00 per share. We could redeem the notes at specified redemption prices ranging from 103.286% to 100% of the principal amount. The redemption prices varied depending on the year redeemed and the holder could elect to convert their notes prior to any such redemption.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, $25.6 million of 5.75% convertible subordinated notes were cancelled in exchange for approximately 0.3 million shares of our common stock and $18.5 million of our 5.75% convertible senior notes as described above. We recognized a net loss of $75,000 on the early extinguishment of these notes resulting from the acceleration of the remaining unamortized debt issuance costs.

In February 2008, $150,000 of the 5.75% convertible subordinated notes were cancelled in exchange for approximately 11,000 shares of our common stock. We repaid the remaining outstanding balance of approximately $2.8 million upon the maturity of the notes in June 2008.

9.	Other Long-term Obligations

Series B Unit Warrant Liability

As described in Note 8, Convertible Notes, a B Unit Warrant was issued with our 13.5% notes and other financial instruments in April 2008. At issuance, the B Unit Warrant consisted of a warrant to purchase 67,500 units consisting of 12.5% convertible senior notes with an exercise price equal to $1,000 per unit and additional A Warrants at an exercise price of $9.50 per share.

We considered guidance in SFAS 133, SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that the B Unit Warrant is a liability instrument that is marked to fair value with changes in value recognized through earnings at each reporting period. At issuance, we estimated the fair value of the B Unit Warrant to be approximately $21.3 million.

In June 2008, we entered into an Amendment to the Securities Purchase Agreement and Series B Unit Warrant with the holder, which provided for an increase in the interest rate of the convertible notes issuable upon exercise of the B Unit Warrant from 12.5% to 15% and also required $23.0 million of partial exercise of the B Unit Warrant. The amendment constituted a modification of terms and accordingly, the increase of approximately $2.3 million in the fair value of the B Unit Warrant was expensed in the current period and is included in gain on derivative liabilities, net for the year ended December 31, 2008. Subsequent to the modification, $23.0 million of the B Unit Warrant was exercised by the holder, resulting in the issuance of $23.0 million aggregate principal amount of our 15% notes and additional A Warrants to purchase 1,455,696 shares of common stock at an exercise price of $9.50 per share. The exercise of the B Unit Warrant resulted in a premium to our 15% notes of approximately $3.8 million, which is recorded in equity pursuant to paragraph 18 of APB Opinion 14. Additionally, beneficial conversion charges related to the conversion price of the underlying securities were calculated in accordance with Issue 14 of EITF 00-27. Since the amount of deemed proceeds exceeded the fair value of the common stock into which the underlying instruments can be converted, no beneficial conversion charges were recognized.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The modifications resulting from the Second Amendment as described also constituted a modification of terms and resulted in an increase to the fair value of the B Unit Warrant of $6.1 million which was expensed during the current period and is included in gain on derivative liabilities, net for the year ended December 31, 2008. These modifications were valued using Black-Scholes and Monte Carlo simulation models. The modification to the exercise price of the A Warrants was valued using the Black Scholes option pricing model, which resulted in an increase to equity and additional discount to the notes of $0.4 million.

The partial exercises of the B Unit Warrant in July and August resulted in a premium to our 18.33% notes of approximately $7.4 million, which is recorded in equity pursuant to paragraph 18 of APB Opinion 14. Beneficial conversion charges related to the conversion price of the underlying securities were calculated in accordance with Issue 14 of EITF 00-27. Since the amount of the deemed proceeds exceed the fair value of common stock into which the underlying instruments can be converted, no beneficial conversion charges were recognized.

The estimated fair value of the derivative liability is adjusted quarterly for changes in the estimated market value. As of December 31, 2008, the remaining B Unit Warrant was estimated to have a fair value of approximately $2.8 million. The net change in the estimated fair value of the B Unit Warrant for the year ended December 31, 2008 was a gain of $7.3 million and is included in gain on derivative liabilities, net.

Long-term obligations

Long-term obligations consist of the following as of December 31 (in thousands):

	2008	2007
Capital lease equipment financing agreement, due May 2010, monthly payments of $1, including interest at 6.0%	$26	$44
Capital lease equipment financing agreement, due February 2008, monthly payments of $7, including interest at 5.1%	—	54
Excess facilities liability	1,128	1,547
Accrued rent	1,415	1,567
Employee defined benefit plan (see Note 14, Employee Benefit Plans)	899	1,034
European public loans	116	241
Other long-term obligations	80	6,412

	3,664	10,899
Less current portion	(757)	(1,020)

	$2,907	$9,879

As of December 31, 2008, maturities of the convertible senior and convertible senior subordinated notes as well as other long-term obligations listed above, excluding our liability for excess facilities and the employee defined benefit plan, are as follows (in thousands):

Years Ending December 31,
2009	$401
2010	62,538
2011	74,949
2012	5,941
2013	—
Thereafter	—

$143,829

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Significant Agreements

Collaboration, Licensing and Milestone Agreements

Zevalin acquisition.    On August 15, 2007, we entered into an asset purchase agreement with Biogen for the acquisition of the U.S. rights to develop, market and sell Zevalin, a radiopharmaceutical. We closed this acquisition on December 21, 2007 with an up-front payment of $10 million; however, the terms of the asset purchase agreement also required us to pay certain royalties to Biogen as well as up to two additional future payments to Biogen in the amount of $10 million each in the event that we reached certain milestones related to regulatory approval of additional uses of Zevalin. In December 2008, the milestones were amended and, along with the royalty payments, were assumed by RIT Oncology upon the formation of the joint venture and our contribution of Zevalin as described further in Note 6, Joint Venture.

PG-TXL Company, L.P.    We have an amended agreement with PG-TXL Company, L.P which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL Company, L.P.’s polymer technology. Under the terms of the agreement, we acquired the rights to the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments to PG-TXL Company upon the achievement of certain development and regulatory milestones. To date we have made $6.1 million in milestone payments, including a $0.5 million payment that became due upon the acceptance of our MAA for review by the EMEA in March 2008. In addition, we could be obligated to make additional payments of up to $14.4 million in the future if additional milestones are met, including a $5.0 million payment upon approval of the MAA filing by the EMEA, which may occur in the second half of 2009.

Gynecologic Oncology Group.    We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $6.1 million in additional milestone payments related to the trial. Included in this amount is a $1.0 million milestone payment that became due in the fourth quarter of 2008 based on patient enrollment but had not been paid as of March 9, 2009. We also estimate that an additional milestone payment of $1.6 million may become due in the fourth quarter of 2009 based on patient enrollment.

Acquisition of Systems Medicine, Inc.    In connection with our acquisition of Systems Medicine, Inc., we may be required to pay its stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain Nasdaq limitations on issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin.

Brostallicin.    Under a license agreement entered into for brostallicin, we may be required to pay up to $80.0 million in milestone payments, based on the achievement of certain product development results. Due to the early stage of development that brostallicin is in, we are not able to determine whether the clinical trials will be successful and therefore cannot make a determination that the milestone payments are reasonably likely to occur at this time.

Cephalon.    Pursuant to an acquisition agreement entered into with Cephalon, Inc. in June 2005, we may receive up to $100 million in payments upon achievement by Cephalon of specified sales and development milestones related to TRISENOX. However, the achievement of any such milestones is uncertain at this time.

Novartis International Pharmaceutical Ltd.    In September 2006, we entered into an exclusive worldwide licensing agreement with Novartis International Pharmaceutical Ltd., or Novartis, for the development and

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercialization of OPAXIO. If Novartis elects to participate in the commercialization and development of OPAXIO, total product registration and sales milestones due from Novartis for OPAXIO under the agreement could reach up to $270 million. The agreement also provides Novartis with an option to develop and commercialize pixantrone based on agreed terms. If Novartis exercises its option on pixantrone under certain conditions and we are to negotiate a definitive agreement with Novartis, Novartis would pay CTI a $7.5 million license fee, up to $104 million in registration and sales related milestones and a royalty on pixantrone worldwide net sales as well as reimbursement for certain expenses. As of December 31, 2008, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to participate in the development and commercialization of pixantrone or OPAXIO

Financing Agreement

On June 21, 2006, we entered into a Step-Up Equity Financing Agreement, as amended on December 15, 2006, with Société Générale. Subject to certain conditions, the agreement allowed us to issue to Société Générale shares of our common stock in a series of tranches over a period of 24 months beginning in January 2007 and terminating in January 2009. Under the agreement, we could issue up to €45 million worth of our common stock based on a pre-determined formula with the right to increase the total amount of all issuances to up to €60 million. Any issuance of our common stock pursuant to this agreement was at our election and we were not required to issue any common stock.

In January 2008, we sold 80,000 shares to Société Générale under this agreement in a registered offering at an issue price of €10.70, or approximately $15.90, per share and we received gross proceeds of approximately $1.3 million. Per the agreement, we were required to pay an amount equal to 3.5% of the selling price, or approximately $44,000. In addition, we incurred other issuance costs of approximately $31,000 based on an allocation of total issuance costs. Net proceeds from the issuance were approximately $1.2 million.

In June 2008, we received notice from counsel for Société Générale asserting that the agreement was terminated by Société Générale effective June 6, 2008 on the basis that the going concern statement included in our Annual Report on Form 10-K, as well as the notice we received from Nasdaq on April 16, 2008 regarding our failure to comply with the minimum price requirements under the listing requirements of the Nasdaq Global Market, constitute a material adverse change under the agreement, permitting Société Générale to terminate the agreement. Upon receipt of this notice, we wrote-off capitalized offering costs of $2.4 million, including costs associated with this agreement as well as costs related to the Italian Listing Prospectus that was published in January 2008 as an Italian regulatory requirement to issue shares under this agreement. These amounts were expensed due to significant uncertainty regarding our ability to pursue further financings under the agreement and are included in write-off of financing arrangement costs for the year ended December 31, 2008.

Equity Line of Credit

On July 29, 2008, we entered into a Securities Purchase Agreement with Midsummer Investment, Ltd., or Midsummer. Pursuant to the purchase agreement, we issued to Midsummer a warrant to purchase up to the lesser of $12,000,000 in shares of our common stock or the number of shares of common stock equal to 19.9% of our outstanding common stock on July 29, 2008 (or 2,781,260 shares), in order to effectuate an equity line of credit relationship. Under the agreement, as amended on August 6, 2008, following a commencement notice by us, Midsummer was obliged (subject to customary conditions applicable to each respective closing) to exercise the warrant every three trading days for an amount of stock measured by a formula based on the trading volume of our common stock on the Milan stock exchange, or MTA, during the three trading days prior to the closing date, or the pricing period, with the issuance amount for each pricing period equal to the sum for the three prior trading

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

days of 15% of our trading volume on the MTA for each respective trading day. We were able to suspend exercises of the warrant at our discretion and could reactive the equity line of credit following any such suspension until the warrant has been exercised in full. The price per share for each such issuance was 85% of the volume weighted average price of our shares on the MTA for the pricing period.

Pursuant to the purchase agreement, we are deemed to have issued a commencement notice upon the signing of the purchase agreement such that the first closing date under the agreement was August 4, 2008. Under the terms of the deemed commencement notice, additional closings occurred every three trading days until August 26, 2008 at which point we suspended exercises of the warrant.

During the year ended December 31, 2008, we issued 1,544,946 shares and received approximately $4.0 million in gross proceeds under this agreement. In December 2008, we wrote-off $0.5 million in expenses associated with the equity line of credit based on our plans to terminate the agreement which occurred in March 2009 by mutual agreement with Midsummer.

Other Significant Agreements

We have several agreements with clinical research organizations, third party manufacturers, and distributors which have a duration greater than one year for the development of our products.

11.	Restructuring Activities

During 2005, we reduced our workforce in the U.S. and Europe. In conjunction with this, we vacated a portion of our laboratory and office facilities and recorded excess facilities charges. For the years ended December 31, 2008, 2007 and 2006, restructuring and related asset impairment charges totaled approximately $0.2 million, $0.2 million and $0.6 million, respectively, which is included in selling, general and administrative expense and is comprised of the following:

	2008	2007	2006
Excess facilities charges	$162	$201	$667
Employee separation cost	—	—	(80)
Asset impairments	—	—	4

Total restructuring and related asset impairment charges	$162	$201	$591

Excess Facilities Charges

Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the U.S. that we vacated as a result of the restructuring plan. Pursuant to SFAS 146, we recorded restructuring charges when we ceased using this space. The charges for excess facilities for the years ended December 31, 2008, 2007 and 2006 were due to changes in our estimate of the timing and amount of cash flows related to excess facilities charges booked in 2005 as well as adjustments due to the passage of time. As of December 31, 2008 we had approximately $1.1 million accrued related to excess facilities charges, of which approximately $0.3 million was included in current portion of long-term obligations and approximately $0.8 million of which was included in long-term obligations, less current portion. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Separation Costs

The expense for the year ended December 31, 2006 relates to an adjustment to the 2005 expense recorded for employee separation costs and is due to changes in estimates of amounts due to employees as well as adjustments due to foreign currency fluctuations.

The following table summarizes the changes in the liability for restructuring activities during the years ended December 31, 2008 and 2007 (in thousands):

	Excess Facilities Charges	Employee Separation Costs
Balance at January 1, 2007	3,951	27
Charges	201	—
Foreign currency adjustments	—	1
Payments	(2,604)	(19)

Balance at December 31, 2007	1,548	9
Charges	161	—
Foreign currency adjustments	—	1
Payments	(581)	(10)

Balance at December 31, 2008	$1,128	$—

12.	Capital Stock and Warrants

Common Stock

We issued 176.5 million, 0.2 million and 0.9 million shares of common stock upon conversion of our convertible senior notes during 2008, 2007 and 2006, respectively (see Note 8, Convertible Notes).

During 2008 and 2007, we issued 0.5 million and 0.9 million shares of our common stock, respectively, upon conversion of our Series A, B, C and D convertible preferred stock (see Note 7, Convertible Preferred Stock).

In August 2008, we issued 1.5 million shares of our common stock under our Equity Line of Credit with Midsummer (see Note 10, Significant Agreements).

In February 2008, we issued 0.7 million shares of our common stock in exchange for the cancellation of $150,000 of our 5.75% convertible subordinated notes and approximately $8.9 million of our 5.75% convertible senior subordinated notes (see Note 8, Convertible Notes).

In January 2008, we issued 0.1 million shares of our common stock under our Step-Up Equity Financing Agreement with Société Générale (see Note 10, Significant Agreements).

In December 2007, we issued 0.4 million shares of common stock in a registered offering to institutional investors and received approximately $7.0 million in gross proceeds. We also issued to the purchasing investors warrants to purchase an additional 0.4 million shares at $20.20 per share. We incurred approximately $0.5 million in expenses related to this offering.

Also in December 2007, we issued 0.5 million shares of our common stock to retire $12.8 million aggregate principal of our 5.75% convertible subordinated and senior subordinated notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2007, we issued an aggregate of 0.4 million shares of our common stock in exchange for outstanding SM common stock in a stock for stock merger.

In October 2006, in connection with our licensing and co-development agreement entered into with Novartis, we issued an aggregate of 0.2 million shares of our common stock for gross proceeds of $15 million. We incurred expenses of approximately $0.2 million related to this offering.

In September 2006, we issued 0.6 million shares of stock under a common stock offering and received $40 million in gross proceeds. We also issued to the purchasing investors warrants to purchase an additional 0.1 million shares at $69.20 per share. We incurred approximately $2.2 million in expenses related to this offering. In October 2006, we were notified by the Nasdaq Stock Market that this offering did not comply with the shareholder approval requirements set forth in Nasdaq Marketplace Rule 4350(i)(1)(D). In response to this notification, we repurchased approximately 27,000 shares of common stock and warrants to purchase 0.1 million shares. In November 2006, warrants to purchase approximately 2,000 shares of common stock were exercised and the remaining warrants expired in December 2006.

Warrants

During 2008, we issued warrants to purchase shares of common stock in connection with certain issuances of our convertible senior notes. Most of these warrants were also repurchased in 2008 in connection with the repurchase of the related notes (see Note 8, Convertible Notes). As of December 31, 2008, no warrants had been exercised and warrants to purchase 0.7 million shares of common stock with an exercise price of $14.10 were still outstanding.

In December 2007, we issued warrants to purchase 0.3 million shares of common stock in connection with the issuance of 0.3 million shares of our common stock as discussed above. The warrants are exercisable at an exercise price of $20.20 per share of our common stock at any time on or after June 20, 2008, for a period of three years. In December 2008, we repurchased 0.2 million warrants in connection with the issuance of our 10% notes due 2011. As of December 31, 2008, no warrants have been exercised and 0.1 million remain outstanding.

During 2007, we issued warrants to purchase 0.8 million shares of our common stock in connection with the issuances of our Series A, B, C and D convertible preferred stock (see Note 7, Convertible Preferred Stock). In December 2008, we repurchased 0.1 million warrants in connection with the issuance of our 10% notes due 2011. As of December 31, 2008, no warrants have been exercised and 0.8 million remain outstanding.

In connection with our November 2005 6.75% convertible senior notes offering, we issued warrants to purchase approximately 9,000 shares of common stock within five years at an exercise price of $140.00 per share to the initial purchaser of these notes. The estimated fair value of the warrants of approximately $0.6 million was capitalized as a debt issuance cost and is being amortized over the life of the convertible senior notes of five years. No warrants have been exercised as of December 31, 2008.

In connection with the CAP agreement, in November 2005 we issued approximately 0.2 million zero strike price warrants as well as 0.1 million shares to two investors of our 6.75% convertible senior notes for an inducement to convert $38.4 million of our outstanding convertible senior subordinated notes. The conversion inducement was recorded as a debt conversion expense. All warrants were exercised during 2006.

In 1998, we issued contingently exercisable warrants to purchase approximately 9,000 shares of our common stock in connection with a license agreement with PG-TXL Company, L.P. at a per share exercise price of $800.00. No warrants were exercised and they expired in November 2008.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of December 31, 2008:

Convertible senior notes	133,016,449
Convertible senior subordinated notes	102,129
Convertible preferred stock	233,879
Equity incentive plans	532,606
Common stock warrants	1,543,433
Equity line of credit	1,236,311
Employee stock purchase plan	16,600
Restricted share rights	391

136,681,798

13.	Stock-Based Compensation

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

Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $4.0 million, $1.6 million and $4.1 million, which consisted of $0.7 million, $0.9 million and $2.5 million of stock-based compensation expense related to employee stock options and employee stock purchases and $3.3 million, $0.7 million and $1.6 million of stock-based compensation expense related to share awards, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and share awards under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006, which was allocated as follows (in thousands):

	2008	2007	2006
Research and development	$1,249	$772	$2,455
Selling, general and administrative	2,751	811	1,671

Stock-based compensation expense included in operating expenses	$4,000	$1,583	$4,126

Stock-based compensation had a $4.0 million, $1.6 million and $4.1 million effect on our net loss attributable to common shareholders and a $(0.14), $(0.35) and $(1.47) effect on basic and diluted net loss per common share for the years ended December 31, 2008, 2007 and 2006, respectively. There was no effect on cash flows from operations or financing activities for the periods presented.

Fair value for employee stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rates	2.8%	3.9%	4.8%
Expected dividend yield	None	None	None
Expected life (in years)	2.7	3.0	2.8
Volatility	79%	76%	74%

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

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123(R) also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied estimated forfeiture rates that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plans

During 2007, shareholders approved our amended and restated 2003 Equity Incentive Plan which was retitled as our 2007 Equity Incentive Plan, or 2007 Plan. In addition, we have our 1994 Equity Incentive Plan, or 1994 Plan, which has been terminated, except with respect to outstanding awards granted prior to termination of the 1994 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (1) stock options, including incentive stock options and nonqualified stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units and (5) cash awards. There are 1,661,082 shares authorized under the 2007 Plan including the authorization for issuance of an additional 1,000,000 and 500,000 shares of common stock as approved by our shareholders at our 2008 and 2007 Meetings of Shareholders, respectively.

In December 2003, the Board of Directors approved the assumption and amendment and restatement of the Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan, or 2004 Plan, in connection with the merger between CTI and Novuspharma. The Plan provided for the grant of nonqualified stock options and restricted stock to certain of our officers, employees, members of our Board of Directors and consultants. There were 8,750 shares of common stock authorized under the 2004 Plan which was terminated as of December 31, 2006 except with respect to outstanding awards granted prior to such termination.

The Plans are administered by the Compensation Committee of the Board of Directors which has the discretion to determine which employees, consultants and directors shall be granted incentive awards. Options are typically exercisable ratably over a four-year period commencing one year from the date of grant, and expire not more than 10 years from the date of grant. As of December 31, 2008, approximately 234,000 shares of common stock were available for future grants.

Stock Options

The following table summarized stock option activity for all of the stock option plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding January 1, 2006 (91,000 exercisable)	154,000	$436.60
Granted	27,000	$70.10
Exercised	—	$—
Forfeited	(12,000)	$163.40
Cancelled and expired	(14,000)	$451.30

Outstanding December 31, 2006 (118,000 exercisable)	155,000	$392.30
Granted	96,000	$39.20
Exercised	—	$—
Forfeited	(7,000)	$134.70
Cancelled and expired	(20,000)	$284.30

Outstanding December 31, 2007 (127,000 exercisable)	224,000	$258.60
Granted	122,000	$4.90
Exercised	—	$—
Forfeited	(18,000)	$45.30
Cancelled and expired	(30,000)	$159.70

Outstanding December 31, 2008	298,000	$177.40	7.6	$—

Vested or expected to vest at December 31, 2008	260,000	$201.20	7.4	$—
Exercisable at December 31, 2008	147,000	$345.40	6.0	$—

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of shares exercisable at December 31, 2007 and 2006 was $420.10 and $474.50, respectively. The weighted average fair value of options granted was $2.00, $19.30 and $35.70 during 2008, 2007 and 2006, respectively.

In accordance with EITF 96-18, all equity instruments issued to non-employees are accounted for at the estimated fair value of the equity instruments. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. At December 31, 2008, 2007 and 2006, options to acquire approximately 16,000, 12,000 and 1,000 shares of common stock, respectively, were accounted for based on their estimated fair values. We reversed previously recorded compensation expense of $5,000 in 2008 and recorded compensation expense of $4,000 and $19,000 in 2007 and 2006, respectively, related to non-employee stock options.

The following table summarizes information about common stock options outstanding at December 31, 2008:

	Options Outstanding			Exercisable Options Outstanding (Without Restriction)
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18 – $ 5.10	57,000	9.7 Years	$2.60	—	$—
$ 5.11 – $ 15.20	62,000	9.2 Years	$7.00	6,000	$10.50
$ 15.21 – $ 58.50	66,000	8.6 Years	$31.90	41,000	$36.60
$ 58.51 – $152.50	64,000	6.5 Years	$92.50	51,000	$98.20
$152.51 – $1,721.30	49,000	3.4 Years	$896.63	49,000	$899.60

$ 0.18 – $1,721.30	298,000	7.6 Years	$177.40	147,000	$345.40

Restricted Stock

We issued approximately 957,000, 197,000 and 3,000 shares of restricted common stock in 2008, 2007 and 2006, respectively. Additionally, approximately 26,000, 12,000 and 3,000 shares of restricted stock were cancelled during 2008, 2007 and 2006, respectively. The weighted average fair value of restricted shares issued during 2008, 2007 and 2006 was $1.70, $18.60 and $70.20, respectively.

In 2006 we reversed all remaining deferred stock-based compensation in connection with our implementation of SFAS 123R.

A summary of the status of nonvested share awards as of December 31, 2008 and changes during the period then ended, is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2007	194,000	$19.30
Granted	957,000	$1.70
Vested	(183,000)	$16.50
Forfeited	(26,000)	$23.10

Nonvested at December 31, 2008	942,000	$1.90

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of share awards vested during the year ended December 31, 2008, 2007 and 2006 was $0.4 million, $0.4 million and $1.5 million, respectively.

As of December 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options and share awards amounted to $1.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.0 years. This amount does not include unrecognized compensation cost related to 48,000 shares of contingent share awards granted during December 2007.

Employee Stock Purchase Plan

During 2007, shareholders approved our 2007 Employee Stock Purchase Plan, or 2007 Purchase Plan, which replaced our 2003 Employee Stock Purchase Plan, or 2003 Purchase Plan, which terminated in April 2006. Under the purchase plans, eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the 2007 Purchase Plan, we issued approximately 8,000 shares to employees in 2008. We did not issue any shares under a purchase plan during 2007 as the 2003 Purchase Plan terminated in April 2006 and the 2007 Purchase Plan was not approved until August 2007 which was after the July 1, 2007 start date of the six-month offering period. Under the 2003 Purchase Plan, we issued less than 1,000 shares to employees in 2006. There are 25,000 shares of common stock authorized under the 2007 Purchase Plan and approximately 17,000 are reserved for future purchases as of December 31, 2008.

14.	Employee Benefit Plans

CTI’s U.S. employees participate in the Cell Therapeutics, Inc. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make a discretionary matching contributions based on certain plan provisions. We made contributions of approximately $0.1 million during each of the years ended December 31, 2008, 2007 and 2006.

In connection with our merger with Novuspharma, on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon separation from the Company. Related costs are accrued over the employees’ service periods based on compensation and years of service. In accordance with EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, we have elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. Benefits of approximately $0.5 million, $0.3 million and $0.8 million were paid to employees who separated from the Company during 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the vested benefit obligation was approximately $0.9 million and $1.0 million, respectively and was included in long-term obligations.

15.	Customer and Geographic Concentrations

We consider our operations to be a single operating segment focused on the development, acquisition and commercialization of novel treatments for cancer. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

Product sales from Zevalin’s major customers as a percentage of total product sales were as follows:

	Year Ended December 31,
	2008	2007
Customer A	77%	67%
Customer B	5%	33%

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All sales of Zevalin during 2008 and 2007 were to customers in North America.

The following table depicts long-lived assets based on the following geographic locations (in thousands):

	Year Ended December 31,
	2008	2007
United States	$22,966	$39,777
Europe	7,286	11,099

	$30,252	$50,876

16.	Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net loss attributable to common shareholders	$(202,907)	$(148,305)	$(135,819)
Basic and diluted:
Weighted average shares outstanding	29,383	4,564	2,839
Less weighted-average restricted shares outstanding	(416)	(35)	(32)

Shares used in calculation of basic and diluted net loss per common share	28,967	4,529	2,807

Net loss per common share:
Basic and diluted	$(7.00)	$(32.75)	$(48.39)

As of December 31, 2008, 2007 and 2006, options, warrants, unvested restricted share awards and rights, convertible debt, and convertible preferred stock aggregating 136,136,791, 3,676,951 and 1,033,827 common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as their effects on the calculation are anti-dilutive.

17.	Income Taxes

As of December 31, 2008, we had net operating loss carryforwards of approximately $716.5 million, of which $57.7 million relates to stock compensation deductions, and research credit carryforwards of approximately $20 million. The carryforwards began to expire in 2007.

Due to our equity financing transactions, and other owner shifts as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, we incurred “ownership changes” pursuant to the Code. Accordingly, our use of net operating loss carryforwards is limited. We are currently studying the impact of Section 382 on the future realization of our various tax attributes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting and income tax reporting in accordance with SFAS No. 109, Accounting for Income Taxes. We have a valuation allowance equal to net deferred tax assets due to the uncertainty of realizing the benefits of the assets. Our valuation allowance increased $17.8 million, $34.6 million, and $27.2 million during 2008, 2007 and 2006, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and we have analyzed filing positions in our tax returns for all open years. We are subject to U.S. federal and state, and Italian income taxes with varying statutes of limitations. Tax years from 1994 forward remain open to examination due to the carryover of net operating losses or tax credits. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2008, we had no unrecognized tax benefits and therefore no accrued interest or penalties related to unrecognized tax benefits. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

We file income tax returns in the U.S. and in Italy. Due to substantial book and tax losses from our global operations, we have reported no income tax provision in any jurisdiction in which we file returns. Our domestic operations take place substantially in the State of Washington, which does not impose an income tax as that term is defined in SFAS 109. As such, our state income tax expense or benefit, if recognized, would be immaterial to our operations. We are not currently under examination by an income tax authority, nor have we been notified that an examination is contemplated.

Significant components of our deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$243,616	$219,975
Capitalized research and development	68,486	72,264
Research and development tax credit carryforwards	19,954	19,235
Stock based compensation	4,485	3,282
Intangible assets	1,808	1,103
Depreciation and amortization	1,026	2,392
Other deferred tax assets	3,389	7,045

Gross deferred tax assets	342,764	325,296
Less valuation allowance	(342,233)	(324,411)

	531	885
Deferred tax liabilities:
GAAP adjustments on Novuspharma merger	(208)	(540)
Deductions for tax in excess of financial statements	(323)	(345)

Gross deferred tax liabilities	(531)	(885)
Net deferred tax assets	$—	$—

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between our effective tax rate and the income tax rate as of December 31 is as follows:

	2008	2007	2006
Federal income tax rate	(34%)	(34%)	(34%)
Research and development tax credits		(1)	(1)
Non-deductible debt/equity costs	20	4	12
In process research and development		5
Valuation allowance	9	23	20
Expired tax attribute carryforwards	4	2
Other	1	1	3

Net effective tax rate	—%	—%	—%

18.	Related Party Transactions

In the case of termination, we have severance agreements with our executive officers that provide benefits for eighteen to twenty-four months.

In May 2007, we formed Aequus Biopharma, Inc., or Aequus, a majority owned subsidiary of which our ownership was approximately 69% as of December 31, 2008. We entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology which Aequus will continue to develop. The Genetic Polymer technology may speed the manufacture, development, and commercialization of follow-on and novel protein-based therapeutics.

In May 2007, we also entered into an agreement to fund Aequus in exchange for a convertible promissory note that becomes due and payable in five years and earns interest at a rate of 6% per annum. The note can be converted into equity at any time prior to its maturity upon CTI’s demand, or upon other triggering events. The number of shares of Aequus equity securities to be issued upon conversion of this note is equal to the quotient obtained by dividing (i) the outstanding balance of the note by (ii) 100% of the price per share of the equity securities. We funded Aequus with an initial payment of $0.5 million during 2007. We also funded Aequus $0.3 million for operating expenses during the year ended December 31, 2008. In addition, we entered into a services agreement to provide certain administrative and research and development services to Aequus. The amounts charged for these services, if unpaid by Aequus within 30 days, will be considered additional principal advanced under the promissory note.

Our President and Chief Executive Officer, James A. Bianco, M.D. and our Executive Vice President, Chief Medical Officer, Jack W. Singer, M.D. are both minority shareholders of Aequus, each owning approximately 4.9% of the equity in the company. Additionally, both Dr. Bianco and Dr. Singer are members of Aequus’ board of directors and each have entered into a consulting agreement with Aequus. Additionally, Frederick W. Telling, Ph.D., a member of our board of directors, owns approximately 1% of Aequus and is also a member of Aequus’ board of directors.

19.	Legal Proceedings

On January 2, 2008, Tang Capital Partners LP (“Tang”) filed a civil action in the United States District Court for the Southern District of New York in which Tang alleged that we breached a Securities Purchase Agreement, executed on or about April 16, 2007 in connection with the issuance of Series B Preferred Stock. On January 3, 2009, the Company entered into a settlement agreement with Tang with respect to the civil action filed by Tang on January 2, 2008. In exchange for the full release of all claims arising directly or indirectly out of or

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to Tang’s purchase, acquisition, ownership, interest in or rights under Series B 3% Convertible Preferred Stock, the Company agreed to pay Tang $5.1 million which is included in accrued expenses as of December 31, 2008. Of the $5.1 million, $2.1 million was recorded to settlement expense and $3.0 million was recorded to deemed dividends on conversion of preferred stock. Final payment was completed on January 29, 2009. A holder of Series C Convertible Preferred Stock, Enable Capital Management LLC (“Enable”), filed a lawsuit on January 23, 2008 in the Supreme Court of the State of New York with similar claims to the Tang action. On September 29, 2008, in exchange for payment as discussed further in Note 8, Convertible Notes, Enable entered into a release agreement with CTI to fully resolve this action. On May 5, 2008, RHP Master Fund, Ltd. (“RHP”), a holder of our Series A Preferred Stock filed suit in the United States District Court for the Southern District of New York alleging breach of contract and violation of Washington Business Corporation Act, and breach of fiduciary duty by certain officer and director defendants. On February 4, 2009, for $0.1 million and 4.0 million shares of CTI common stock, CTI settled all claims that were filed or could have been filed by RHP.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by the Company in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and the Company filed a timely notice of appeal in the Ninth Circuit Court of Appeals. That appeal remains pending. If successful on appeal, we intend to return to the United States District Court for trial. There is no guarantee that we will prevail in the appeal or at trial.

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX® (arsenic trioxide). We made the settlement payment of $10.6 million in April 2007. The settlement agreement did not address separate claims brought against us by the private party plaintiff for his attorneys’ fees and expenses. After further litigation concerning attorneys’ fees and expenses, on January 28, 2009 all remaining claims were settled for approximately $0.5 million, and in consequence, the case has been fully and finally resolved. The settlement amount was recorded to settlement expense and included in accrued expenses as of December 31, 2008.

On May 1, 2008 i3, a contract research organization, sent a letter claiming that CTI owed i3 $2.2 million pursuant to clinical support work. All of these charges have been previously invoiced to CTI, but the invoices are being evaluated for the association of the work being billed to the contract assignments, as well as the relationship of the pass-through costs to approvable work. On November 6, 2008, i3 filed a demand for arbitration of this dispute with the American Arbitration Association, seeking damages of $2.2 million. That arbitration is pending. While it is probable that some money will be owed to i3, it is not possible at this time to estimate the amount.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Subsequent Events

Preferred Stock Exchange

In January and February 2009, we entered into agreements with our Series A, B and C preferred stock holders to exchange their preferred stock for shares of newly-issued Series F preferred stock. We issued 6,634 shares of Series F preferred stock in exchange for 200 shares of Series A preferred stock, 2,150 shares of Series B preferred stock and 4,284 shares of Series C preferred stock.

The Series F preferred stock has no fixed dividend rate and has an initial liquidation preference of $1,000 per share. It becomes convertible on the later of April 1, 2009 or the day our authorized number of shares of common stock is increased and shall be convertible into our common stock at the option of the holder at a conversion price of $0.14 per share.

Each share of Series F preferred stock votes together with all other shares of common stock and preferred stock as if part of a single class and is entitled to 7,142.9 votes per share. The holders of Series F preferred stock do not have optional redemption rights, either event-based or time-based. We have the optional right to redeem the Series F preferred stock for its stated value ($1,000 per share) after December 31, 2009 or after the day our common stock has held a $0.28 market price for 10 consecutive trading days, whichever comes earlier.

Exercise of Sale Option and Reduction in Force

Under the terms of the operating agreement of RIT Oncology, we held a sale option, exercisable in our sole discretion, to divest our interest in Zevalin upon satisfaction of closing conditions identified therein. On February 20, 2009, we exercised our option to sell our 50% interest in RIT Oncology to Spectrum for $18 million, subject to adjustments for any amounts owed between us and RIT Oncology at the time of such sale and, on March 2, 2009, we received $6.5 million (less certain consent fee amounts) in connection with such transaction. As of March 9, 2009, we are engaged in the process of finalizing the transaction terms and expect to receive the remainder of the purchase price no later than 90 days following the closing of the transaction.

In connection with our divestiture of Zevalin, we announced a reduction in force of 34 employees directly and indirectly involved in the sales and marketing, medical affairs and other operations of Zevalin.

Italian Operations

In February 2009, we announced that we had engaged the services of a strategic advisory consulting firm to assist in developing strategic options for a partnership, asset divestment or joint venture for our Italian branch. However, based on the fact that, to date, we have not been able to find an adequate partner or buyer for those operations, we notified the trade union representing our employees in Bresso, Italy that we intend to close our Italian operations. We have begun the collective dismissal procedure pursuant to Italian law which will involve a total of 62 Bresso employees. In connection with the decision to divest or close these Italian operations, during the first quarter of 2009, we reclassified fixed assets that had a carrying value of approximately $1.0 million as of December 31, 2008 to assets held for sale.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$3,394	$2,890	$2,600	$2,548
Gross profit	2,504	2,123	1,908	1,653
Operating expenses, net	(28,352)	(28,679)	(20,458)	(11,226)
Net loss	(38,164)	(58,023)	(45,589)	(38,253)
Net loss applicable to common shareholders	(54,604)	(59,316)	(47,646)	(41,341)
Net loss per common share—basic and diluted	(7.68)	(5.18)	(2.83)	(0.52)

2007
Revenues	$20	$20	$20	$67
Gross profit	20	20	20	18
Operating expenses, net	(23,623)	(24,318)	(49,002)	(36,170)
Net loss	(26,114)	(25,962)	(48,471)	(37,561)
Net loss attributable to common shareholders	(28,739)	(27,901)	(52,603)	(39,062)
Net loss per common share—basic and diluted	(7.65)	(6.53)	(10.91)	(7.44)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disclosure required pursuant to Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

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

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

The registered independent public accounting firm of Stonefield Josephson, Inc., as auditors of the Company’s consolidated financial statements, has audited our internal controls over financial reporting as of December 31, 2008, as stated in their report, which appears herein.

(c) Changes in Internal Controls

Due to the timing of our acquisition of our commercial product, Zevalin, and its subsequent divestiture to RIT Oncology, it was excluded from the scope of our assessment of internal controls over financial reporting for the period ended December 31, 2008. Additionally, due to the immateriality of our subsidiary Systems Medicine LLC acquired in 2007, it was excluded from the scope of our assessment of internal controls over financial reporting for the period ended December 31, 2008. During the second half of 2008, we began the implementation of Oracle EBS for financial reporting. New controls designed and implemented as a result of the new financial system integration will be tested in 2009 subsequent to our conversion to the new system.

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information with respect to our directors as of March 9, 2009:

Name	Age	Director Since	Class	Term Expiration
John H. Bauer(3)	68	2005	I	2010 Annual Meeting
James A. Bianco, M.D.	52	1991	II	2011 Annual Meeting
Vartan Gregorian, Ph.D.(3)(4)	74	2001	II	2011 Annual Meeting
Richard L. Love(2).	65	2007	III	2009 Annual Meeting
Mary O. Mundinger, Dr. PH(4)	71	1997	III	2009 Annual Meeting
Phillip M. Nudelman, Ph.D.(1)(2)(3)(4)	73	1994	I	2010 Annual Meeting
Jack W. Singer, M.D.	66	1991	III	2009 Annual Meeting
Frederick W. Telling, Ph.D.(2)(3)	57	2006	II	2011 Annual Meeting

(1)	Chairman of the Board of Directors.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating and Governance Committee.

Mr. Bauer was appointed to our board of directors in October 2005. Mr. Bauer serves as an executive advisor and Chief Financial Officer at DigiPen Institute of Technology. He was formerly Executive Vice President for Nintendo of America Inc. from 1994 to 2004. While at Nintendo of America Inc., he had direct responsibility for all administrative and finance functions, and since 2004, he has also served as a consultant to Nintendo of America Inc. Mr. Bauer is also a member of the board of directors of Zones, Inc., RIPL Corporation, and Caliber Data, Inc., and is Chairman of the Zones, Inc. audit committee. From 1963 to 1994 he worked for Coopers & Lybrand, including serving as the business assurance (audit) practice Partner. He was also a member of Coopers & Lybrand’s Firm Council, the senior policy making and governing board for the firm. Mr. Bauer received his B.S. degree in accounting from St Edward’s University and his law degree from South Texas College of Law.

Dr. Bianco is our principal founder and served as the Company’s president and chief executive officer and director from February 1992 to July 2008. With the addition of Craig W. Philips as President in August 2008, Dr. Bianco now serves as CTI’s chief executive officer and director. Prior to founding CTI, Dr. Bianco was an assistant professor of medicine at the University of Washington, Seattle, and an assistant member in the clinical research division of the Fred Hutchinson Cancer Research Center. From 1990 to 1992, Dr. Bianco was the director of the Bone Marrow Transplant Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco currently serves on the board of directors of Seattle Police Foundation and Marsha Rivkin Center for Ovarian Cancer Research. Dr. Bianco received his B.S. degree in biology and physics from New York University and his M.D. from Mount Sinai School of Medicine. Dr. Bianco is the brother of Louis A. Bianco, our Executive Vice President, Finance and Administration.

Dr. Gregorian has been one of our directors since December 2001. He is the twelfth president of Carnegie Corporation of New York, a grant-making institution founded by Andrew Carnegie in 1911. Prior to his current position, which he assumed in June 1997, Dr. Gregorian served for eight years as Brown University’s sixteenth president. He was awarded a Ph.D. in history and humanities from Stanford University. A Phi Beta Kappa and a Ford Foundation Foreign Area Training Fellow, he is a recipient of numerous fellowships, including those from the John Simon Guggenheim Foundation, the American Council of Learned Societies, the Social Science Research Council, and the American Philosophical Society.

Mr. Love has been one of our directors since September 2007. Mr. Love is presently the managing director of Translational Accelerators, LLC. Mr. Love is also a director of Parexel International and ImaRx Therapeutics, and, prior to its acquisition by CTI in July 2007, served as Chairman of the Board of Systems Medicine, Inc. He started two biopharmaceutical companies, Triton Biosciences Inc. and ILEX Oncology Inc; he served as CEO for Triton Biosciences from 1983 to 1991, and as CEO for ILEX Oncology 1994 to 2001. In addition, Mr. Love has served in executive positions at not-for-profit organizations, including the Cancer Therapy and Research Center, The San Antonio Technology Accelerator Initiative and the Translational Genomics Research Institute. Mr. Love received his B.S. and M.S. degrees in chemical engineering from Virginia Polytechnic Institute.

Dr. Mundinger has been one of our directors since April 1997. Since 1986, she has been a dean and professor at the Columbia University School of Nursing, and an associate dean on the faculty of medicine at Columbia University. Dr. Mundinger currently serves on the board of directors of Gentiva Health Services. Dr. Mundinger received her doctorate in public health from Columbia’s School of Public Health.

Dr. Nudelman has been one of our directors since March 1994. From 2000 to 2007, he served as the President and Chief Executive Officer of The Hope Heart Institute and is currently a member of the board of directors for Hope Heart Institute. From 1998 to 2000, he was the Chairman of the board of Kaiser/Group Health, retiring in 2000 as Chief Executive Officer Emeritus. From 1990 to 2000, Dr. Nudelman was the President and Chief Executive Officer of Group Health Cooperative of Puget Sound, a health maintenance organization. He also currently serves on the board of directors of OptiStor Technologies, Inc. and Zynchros, Inc. Dr. Nudelman served on the White House Task Force for Health Care Reform from 1992 to 1994 and the President’s advisory Commission on Consumer Protection and Quality in Health Care from 1996 to 1998. He has also served on the Pew Health Professions Commission and the AMA Task Force on Ethics, the Woodstock Ethics Commission, and currently serves as Chairman of the American Association of Health Plans. Dr. Nudelman received his B.S. degree in microbiology, zoology and pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in health systems management from Pacific Western University.

Dr. Singer is one of our founders and directors and currently serves as our Executive Vice President, Chief Medical Officer. Dr. Singer has been one of our directors since our inception in September 1991. From July 1995 to January 2004, Dr. Singer was our Executive Vice President, Research Program Chairman and from April 1992 to July 1995, he served as our Executive Vice President, Research and Development. He also serves on the board of directors of DiaKine Therapeutics, Inc. Prior to joining us, Dr. Singer was a professor of medicine at the University of Washington and a full member of the Fred Hutchinson Cancer Research Center. From 1975 to 1992, Dr. Singer was the Chief of Medical Oncology at the Veterans Administration Medical Center in Seattle. Dr. Singer received his M.D. from State University of New York, Downstate Medical College.

Dr. Telling has been one of our directors since December 2006. Prior to his retirement in 2007, Dr. Telling was a corporate officer of Pfizer, most recently as Vice President of Corporate Policy and Strategic Management since 1994. He joined Pfizer in 1977 and was responsible for strategic planning and policy development throughout the majority of his career. He currently serves on the board of directors of Eisai N.A., Medex, and Aequus. Dr. Telling is also a member of the Committee for Economic Development, IBM’s Healthcare & Life Sciences Advisory Council, the March of Dimes National Foundation Board, ORBIS, the EAA, and the United Hospital Fund. Dr. Telling received his BA from Hamilton College and his Masters of Industrial and Labor Relations and Ph.D. in Economics and Public Policy from Cornell University.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of March 9, 2008:

Name	Age	Position
James A. Bianco, M.D.	52	Chief Executive Officer
Louis A. Bianco	56	Executive Vice President, Finance and Administration
Dan Eramian	60	Executive Vice President, Corporate Communications
Craig W. Philips	48	President
Jack W. Singer, M.D.	66	Executive Vice President, Chief Medical Officer

For biographical information concerning Dr. James Bianco and Dr. Jack Singer, who are each directors of CTI as well as executive officers, please see the discussion above under the heading “Directors”.

Mr. Bianco is one of our founders and has been our Executive Vice President, Finance and Administration since February 1, 1992. He was also a director from our inception in September 1991 to April 1992 and from April 1993 to April 1995. He currently serves on the board of directors of Hallock-Ryno Investments, Inc. From January 1989 through January 1992, Mr. Bianco was a Vice President at Deutsche Bank Capital Corporation in charge of risk management. Mr. Bianco is a Certified Public Accountant and received his M.B.A. from New York University. Mr. Bianco and Dr. Bianco are brothers.

Mr. Eramian joined CTI as Executive Vice President, Corporate Communications in March 2006. Prior to joining us, Mr. Eramian was Vice President of Communications at BIO, an industry organization representing more than 1,200 biotechnology companies, academic institutions, state biotechnology centers and related organizations. Prior to that, he was Assistant Administrator of Communications at the Small Business Administration and Director of Public Affairs at the Department of Justice and Chief Spokesman for the Attorney General of the United States of America.

Mr. Philips assumed his role as CTI’s president in August 2008. In that role, he manages the company’s day-to-day drug development and commercial operations. Mr. Philips provided services to CTI as a consultant from April 2008 until he assumed the position of president. Prior to joining CTI, Mr. Philips was Vice President and General Manager of Bayer Healthcare Oncology from December 2006 to April 2008. Prior to Bayer Healthcare, Mr. Philips was Vice President and General Manager of Berlex Oncology from October 2004 to December 2006. He was also with Schering Plough from 1989 to 2003 in a variety of commercial and general management positions in the U.S., Canada, Southeast Asia and Australia. From 1984 to 1989 he was with Bristol Myers in a variety of commercial roles. Mr. Philips has also served as a member and a chair of the alliance executive committees, which included Onyx, Novartis, Genzyme, and Favrille. Mr. Philips received his B.Sc. in marketing and M.B.A. from Ohio State University.

Audit Committee Financial Expert

The Company’s board of directors has determined that Audit Committee member John Bauer is an Audit Committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended, or Exchange Act, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. John H. Bauer, Vartan Gregorian, Ph.D., Phillip M. Nudelman, Ph.D. and Frederick W. Telling, Ph.D., are the members of the Company’s Audit Committee. Our Board of Directors has determined that each of Mr. Bauer, Dr. Gregorian, Dr. Nudelman and Dr. Telling is independent within the meaning of the Nasdaq Stock Market, Inc. independent director standards.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of common stock and our other equity securities. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of this information or written representations from reporting persons that no other reports were required, we believe that, during the 2008 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners complied with Section 16(a), except for two Forms 4 covering nine transactions for James Bianco and one Form 4 covering one transaction for Jack Singer.

Code of Ethics

The Company has adopted a code of ethics for its senior executive and financial officers (including its principal executive officer and principal financial officer), as well as a code of ethics applicable to all employees and directors. Both codes of ethics are available on the Company’s website at http://www.celltherapeutics.com/officers_and_directors. Shareholders may request a free copy of the codes of ethics from:

Cell Therapeutics, Inc.

Attention: Investor Relations

501 Elliott Avenue West, Suite 400

Seattle, WA 98119

(206) 282-7100

Any waivers of or amendments to the Company’s code of ethics will be posted on its website, at http://www.celltherapeutics.com.

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines, which are available on the Company’s website at http://www.celltherapeutics.com/officers_and_directors. Shareholders may request a free copy of the Corporate Governance Guidelines at the address and phone numbers set forth above.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to the Company by the Chief Executive Officer (the “CEO”), the Executive Vice President, Finance and Administration, and the Company’s next four most highly compensated executive officers for fiscal year 2008, including one individual who was not serving as an executive officer of the Company as of December 31, 2008. Collectively, these are the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(4)	Total ($)
James A. Bianco, M.D.	2008	650,000	362,793	473,058	143,108	216,645	219,718	2,065,322
Chief Executive Officer	2007	650,000	487,500	67,092	156,310	—	154,881	1,515,783
	2006	650,000	510,000	435,351	345,995	—	183,025	2,124,371

Louis A. Bianco	2008	330,000	99,000	151,580	36,794	66,000	16,472	699,846
Executive Vice President, Finance and Administration	2007	330,000	148,500	33,987	53,930	—	16,622	583,039
	2006	330,000	79,200	108,913	278,501	—	17,506	814,120

Dan Eramian	2008	315,000	78,750	144,359	67,801	63,000	518	669,428
Executive Vice President, Corporate Communications	2007	315,000	141,750	52,733	52,313	—	3,091	564,887
	2006	259,067	62,176	56,677	43,965	—	126,720	548,605

Craig W. Philips	2008	167,500	22,344	43,057	4,585	44,656	—	282,142
President

Jack W. Singer, M.D.	2008	340,000	85,000	151,580	36,794	68,000	46,748	728,122
Executive Vice President, Chief Medical Officer	2007	340,000	153,000	33,987	53,930	—	55,369	636,286
	2006	340,000	81,600	108,913	288,591	—	42,309	861,413

Scott Stromatt, M.D Executive Vice President, Clinical Development and Regulatory Affairs(5)	2008	92,884	—	32,954	(18,224)	—	328,097	435,711
	2007	350,000	84,000	34,914	58,763	—	5,125	532,802
	2006	291,500	69,960	129,084	202,187	—	5,205	697,936

(1)	Amounts reflected in this column primarily represent cash incentive payments paid to our named executive officers based on fiscal year individual and corporate performance as approved by our Compensation Committee and as more fully discussed in “Compensation Discussion and Analysis – Principal Elements of Compensation” below. In addition to the fiscal year performance bonuses, amounts in the Bonus Column include a $91,938 special cash bonus paid to Dr. Bianco in March 2008 and a $250,000 special cash bonus paid to Dr. Bianco in July 2006.
(2)	The following portion of each named executive officers’ cash incentive payments, representing 25% of the total 2008 cash incentive payment, has not been paid: Dr. Bianco $121,875, Mr. Bianco $41,250, Mr. Eramian $35,448, Dr. Singer $38,250 and Mr. Philips $16,750.
(3)	The amounts in these columns reflect amounts recognized for financial statement reporting purposes for the stated fiscal years for stock options and restricted stock awards granted in that fiscal year and in prior fiscal years, in accordance with Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment,” (FAS 123R). However, these amounts do not include any reduction for risk of forfeiture related to service-based vesting. The restricted stock and option awards included in this expense amount were granted from 2003 through 2008. These amounts reflect the Company’s accounting expense for these awards and do not represent the actual value that may be realized by the named executive officers. There can be no assurance that these amounts will ever be realized. For each of the restricted stock awards, fair value is calculated using the closing price on the grant date multiplied by the number of shares. For information on the valuation assumptions with respect to stock option awards, refer to Note 13 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year in which the stock option was granted. Please also refer to the Grants of Plan-Based Awards Table for information on awards made in fiscal year 2008.

(4)	See “2008 All Other Compensation Table” below for a discussion of the components of the amounts set forth in this column.
(5)	Dr. Stromatt resigned from CTI effective April 4, 2008. His compensation information is included in the summary compensation table as he would have been one of the Company’s three highest paid executive officers for the year ended December 31, 2008 had he continued employment with the Company through such date.

2008 All Other Compensation Table

The following table shows the components of the All Other Compensation column for fiscal year 2008.

Name	Tax Gross-ups ($)		Insurance Premiums ($)	401(k) Match ($)	Employment Termination Payments ($)		Other Personal Benefits ($)(7)		Total ($)
James A. Bianco, M.D.	106,056	(1)	49,584	—	—		64,078	(6)	219,718
Louis A. Bianco	5,601	(2)	7,421	3,450	—		—		16,472
Dan Eramian	518	(3)	—	—	—		—		518
Craig W. Philips	—		—	—	—		—		—
Jack W. Singer, M.D.	16,748	(4)	26,550	3,450	—		—		46,748
Scott C. Stromatt M.D.	—		—	—	328,097	(5)	—		328,097

(1)	This amount represents tax reimbursements for taxable compensation related to 2008 discretionary bonus, health, disability and life insurance premiums, family member’s use of chartered and commercial aircraft, health club dues and tax preparation fees.
(2)	This amount represents tax reimbursements for taxable compensation related to tax preparation fees and health, disability and life insurance premiums.
(3)	This amount represents tax reimbursements for taxable compensation related to family member’s use of chartered aircraft and tax preparation fees.
(4)	This amount represents tax reimbursements for taxable compensation related to tax preparation fees and health and disability insurance premiums.
(5)	Represents severance and vacation payout as a result of Dr. Stromatt’s resignation from CTI effective April 4, 2008.
(6)	This amount includes $49,667 for family member’s travel on commercial aircraft, $5,145 for life insurance loan interest, $4,656 for health club dues, and $4,610 for tax preparation services.
(7)	Certain named executive officers were accompanied by spouses or other family members on trips using chartered aircraft where the use of the chartered aircraft was primarily for business purposes. In those cases, there was no incremental cost to the Company of having additional passengers on the chartered aircraft and, as a result, no amount is reflected in this table.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to our named executive officers during fiscal 2008:

Name	Grant Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Target (#)
James A. Bianco, M.D.	10/22/2008	—	150,000	—	—	57,000
		325,000	—	—	—	—
Louis A. Bianco	10/22/2008	—	75,000	—	—	28,500
		99,000	—	—	—	—
Dan Eramian	10/22/2008	—	75,000	—	—	28,500
		94,500	—	—	—	—
Craig W. Philips	6/5/2008	—	—	15,000	5.80	23,147
	6/5/2008	—	34,000	—	—	119,000
	10/22/2008	—	75,000	—	—	28,500
		67,000	—	—	—	—
Jack W. Singer, M.D.	10/22/2008	—	75,000	—	—	28,500
		102,000	—	—	—	—
Scott C. Stromatt M.D.		105,000	—	—	—	—

Dr. Stromatt resigned from the Company effective April 4, 2008 and did not receive any bonus payments or grants of stock or option awards during fiscal 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of fiscal 2008:

		Option Awards					Stock Awards
Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James A. Bianco, M.D	12/22/1999	2,500	—		122.50	12/22/2009	—		—
	11/30/2000	7,500	—		1,718.80	11/30/2010	—		—
	11/30/2001	6,250	—		1,091.80	11/30/2011	—		—
	7/30/2002	2,994	—		139.40	7/30/2012	—		—
	12/3/2002	4,750	—		379.80	12/3/2012	—		—
	12/11/2003	3,125	—		324.00	12/11/2013	—		—
	12/14/2005	6,250	—		94.40	12/14/2015	—		—
	1/18/2007	2,000	4,000	(1)	68.00	1/18/2017	—		—
	9/25/2007	—	—		—	—	20,162	(3)	2,823
	12/27/2007	5,000	5,000	(2)	18.90	12/27/2017	—		—
	12/27/2007	—	—		—	—	24,000	(4)	3,360
	10/22/2008	—	—		—	—	150,000	(5)	21,000

Louis A. Bianco	12/22/1999	875	—		122.50	12/22/2009	—		—
	11/30/2000	750	—		1,718.80	11/30/2010	—		—
	11/30/2001	1,033	—		1,091.80	11/30/2011	—		—
	7/30/2002	701	—		139.40	7/30/2012	—		—
	12/3/2002	1,115	—		379.80	12/3/2012	—		—
	12/11/2003	1,486	—		324.00	12/11/2013	—		—
	7/14/2005	3,750	—		111.20	7/14/2015	—		—
	12/14/2005	3,000	—		94.40	12/14/2015	—		—
	6/22/2006	750	—		56.80	6/22/2016	—		—
	1/18/2007	584	1,166	(1)	68.00	1/18/2017	—		—
	9/25/2007	—	—		—	—	6,048	(3)	847
	12/27/2007	1,800	1,800	(2)	18.90	12/27/2017	—		—
	12/27/2007	—	—		—	—	8,000	(4)	1,120
	10/22/2008	—	—		—	—	75,000	(5)	10,500

Dan Eramian	3/31/2006	1,584	791	(6)	76.40	3/31/2016	—		—
	6/22/2006	750	—		56.80	6/22/2016	—		—
	1/18/2007	500	1,000	(1)	68.00	1/18/2017	—		—
	9/25/2007	—	—		—	—	5,040	(3)	706
	12/27/2007	1,800	1,800	(2)	18.90	12/27/2017	—		—
	12/27/2007	—	—		—	—	8,000	(4)	1,120
	10/22/2008	—	—		—	—	75,000	(5)	10,500

		Option Awards					Stock Awards
Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Craig W. Philips	6/5/2008	—	15,000	(7)	5.80	6/5/2018	—		—
	6/5/2008	—	—		—	6/5/2018	34,000	(8)	4,760
	10/22/2008	—	—		—	—	75,000	(5)	10,500

Jack W. Singer, M.D.	12/22/1999	1,000	—		122.50	12/22/2009	—		—
	11/30/2000	1,750	—		1,718.80	11/30/2010	—		—
	11/30/2001	1,875	—		1,091.80	11/30/2011	—		—
	7/30/2002	767	—		139.40	7/30/2012	—		—
	12/3/2002	2,000	—		379.80	12/3/2012	—		—
	12/11/2003	1,875	—		324.00	12/11/2013	—		—
	7/14/2005	3,750	—		111.20	7/14/2015	—		—
	12/14/2005	3,000	—		94.40	12/14/2015	—		—
	6/22/2006	750	—		56.80	6/22/2016	—		—
	1/18/2007	584	1,166	(1)	68.00	1/18/2017	—		—
	9/25/2007	—	—		—	—	6,048	(3)	847
	12/27/2007	1,800	1,800	(2)	18.90	12/27/2017	—		—
	12/27/2007	—	—		—	—	8,000	(4)	1,120
	10/22/2008	—	—		—	—	75,000	(5)	10,500

Dr. Stromatt resigned from the Company effective April 4, 2008 and did not have any equity awards outstanding at the end of fiscal 2008.

(1)	Option grant vests over three years of which 1/3 vested on 1/18/08, 1/3 of which vested on 1/18/09 and 1/3 of which will vest on 1/18/10, subject to continued service with the Company.
(2)	Option grant vests over two years of which 25% vested on 6/27/08, 25% vested on 12/27/08, 25% will vest on 6/27/09 and 25% will vest on 12/27/09, subject to continued service with the Company.
(3)	The shares will vest upon the Company’s achievement of the following three key corporate goals on or prior to December 31, 2009, subject to the executive’s continued service with Company: (a) approval from the FDA or EMEA for the sale of either OPAXIO or pixantrone or any other drug owned or exclusively licensed by the Company on the date the grant was approved, (b) approval from the FDA or EMEA of a second such drug and (c) the closing share price for the Company’s common stock exceeding $350.00 (as equitably adjusted for any stock split, stock dividend or similar adjustment in the Company’s capitalization). In the event that one of the above-mentioned corporate goals is achieved prior to December 31, 2009, the following additional shares of restricted stock would vest as of the date of the achievement of such corporate goal:

Name	Number of shares of Restricted Stock Granted
Dr. James Bianco	8,065
Mr. Louis Bianco	2,419
Dr. Jack Singer	2,419
Mr. Dan Eramian	2,016

In the event that two of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted would vest as of the date of the second to occur of the two corporate goals:

Name	Number of shares of Restricted Stock Granted
Dr. James Bianco	4,032
Mr. Louis Bianco	1,210
Dr. Jack Singer	1,210
Mr. Dan Eramian	1,008

In the event that all three of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock granted would vest as of the date of the last to occur of the three corporate goals:

Name	Number of shares of Restricted Stock Granted
Dr. James Bianco	8,065
Mr. Louis Bianco	2,419
Dr. Jack Singer	2,419
Mr. Dan Eramian	2,016

(4)	1/2 of the shares will vest if the Company obtains FDA approval of OPAXIO prior to December 31, 2010, subject to continued service with the Company. The remaining 1/2 of the shares will not vest due to the divestiture of Zevalin (the shares would have vested if the Company had obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010).
(5)	Shares will vest on October 22, 2009, subject to continued service with the Company.
(6)	Option grants vest over three years, 1/3 of which vested on March 6, 2007, 1/3 of which vested on March 6, 2008 and 1/3 of which vested on March 6, 2009.
(7)	Shares vest over three years with 1/3 of which will vest on April 26, 2009, 1/3 of which will vest on April 26, 2010 and 1/3 vesting on April 26, 2011, subject to continued service with the Company.
(8)	Shares vest over three years with 17,334 shares vesting on April 26, 2009, 8,333 shares vesting on April 26, 2010 and 8,334 shares vesting on April 26, 2011, subject to continued service with the Company.

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting of restricted stock by our named executive officers during fiscal 2008:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James A. Bianco, M.D.	—	—	20,065	2,608
Louis A. Bianco	—	—	6,419	834
Dan Eramian	—	—	6,704	6,424
Craig W. Philips	—	—	—	—
Jack W. Singer, M.D.	—	—	6,419	834
Scott Stromatt, M.D.	—	—	6,016	782

Director Compensation

Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on the board. Information regarding compensation otherwise received by our directors, who are also executive officers, is provided under the heading “Compensation of Executive Officers.”

Under our director compensation policy, as approved by the Compensation Committee of the Board of Directors in April 2007 and amended in December 2007, our non-employee directors receive compensation as follows: (i) each new non-employee director is granted 300 shares of restricted stock and options to purchase 900 shares of the Company’s common stock upon joining the Company’s Board of Directors, each such grant to vest over three years in equal annual installments, subject to the non-employee director’s continued service to the Company through each vesting date; (ii) on the date of each annual meeting of the Company’s shareholders, each continuing non-employee director is granted 900 shares of restricted stock and options to purchase 3,600 shares of the Company’s common stock, each such grant to vest in full upon the earlier of (x) the one-year anniversary of the date of grant, and (y) the date immediately preceding the date of the Annual Meeting of the Company’s shareholders for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date; (iii) the annual retainer of all non-employee directors is $25,000 ($52,500 for the then current chairperson of the Board of Directors); (iv) the annual retainer for the chairperson of each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee is $10,000; and (v) non-employee directors receive fees of $2,000 for each Board meeting attended in person or via telephone and $1,000 for each Board committee meeting attended in person or via telephone. The following table sets forth the compensation to be paid to our non-employee directors under the director compensation policy:

		Meeting Fees ($)		Telephone Meeting Fees ($)
	Annual Cash Retainer ($)	Board	Committee	Board	Committee
Board Member, other than Chairman of the Board	25,000	2,000		2,000
Chairman of the Board	52,500	2,000		2,000
Audit Committee Member			1,000		1,000
Audit Committee Chair	10,000		1,000		1,000
Compensation Committee Member			1,000		1,000
Compensation Committee Chair	10,000		1,000		1,000
Nominating and Governance Committee Member			1,000		1,000
Nominating and Governance Committee Chair	10,000		1,000		1,000

All non-employee directors are also reimbursed for their expenses incurred in attending board meetings and committee meetings, as well as other board-related travel expenses.

During 2008, pursuant to our 2007 Equity Incentive Plan, our non-employee directors received the following stock option grants:

Non-Employee Director	Date of Grant	Grant Type	Number of Options
John H Bauer	6/19/2008	Annual Grant – Continuing Director(1)	3,600
Vartan Gregorian , Ph.D.	6/19/2008	Annual Grant – Continuing Director(1)	3,600
Richard L. Love	6/19/2008	Annual Grant – Continuing Director(1)	3,600
Mary O. Mundinger, Dr. PH	6/19/2008	Annual Grant – Continuing Director(1)	3,600
Phillip M. Nudelman, Ph.D.	6/19/2008	Annual Grant – Continuing Director(1)	3,600
Frederick W. Telling, Ph.D.	6/19/2008	Annual Grant – Continuing Director(1)	3,600

(1)	Each of these annual option grants for 2008 had an exercise price of $5.10, which was equal to 100% of the fair market value on the date of grant. These options have a term of ten years measured from the grant date, subject to early termination if the optionee ceases serving as director. The annual option grants vest on the earlier of (a) the one year anniversary of the date of grant, and (b) the date immediately preceding the date of the Annual Meeting of the Company’s shareholders for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date.

During 2008, pursuant to our 2007 Equity incentive Plan, each non-employee director also received the following restricted stock awards:

Non-Employee Director	Date of Grant	Grant Type	Number of Shares
John H. Bauer	6/19/2008	Annual Grant – Continuing Director(1)	900
	10/22/2008	One-Time Grant(2)	40,000

Vartan Gregorian, Ph.D.	6/19/2008	Annual Grant – Continuing Director(1)	900
	10/22/2008	One-Time Grant(2)	40,000

Richard L. Love	6/19/2008	Annual Grant – Continuing Director(1)	900
	10/22/2008	One-Time Grant(2)	25,000

Mary O. Mundinger, Dr. PH	6/19/2008	Annual Grant – Continuing Director(1)	900
	10/22/2008	One-Time Grant(2)	25,000

Phillip M. Nudelman, Ph.D.	6/19/2008	Annual Grant – Continuing Director(1)	900
	10/22/2008	One-Time Grant(2)	50,000

Frederick W. Telling, Ph.D.	6/19/2008	Annual Grant – Continuing Director(1)	900
	10/22/2008	One-Time Grant(2)	40,000

(1)	Shares vest on the earlier of (a) the one year anniversary of the date of grant, and (b) the date immediately preceding the date of the Annual Meeting of the Company’s shareholders for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date.
(2)	These shares were granted in recognition of the dilution that our non-employee directors experienced during the year. These shares will vest on the one-year anniversary of the date of grant subject to the non-employee director’s continued service to the Company through the vesting date.

We provide liability insurance for our officers and directors. Our current coverage is through various underwriters, and extends until October 9, 2009.

The following table provides the actual compensation received by our non-employee directors during fiscal year 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
John H. Bauer	78,000	107,103	17,366	202,469
Vartan Gregorian, Ph.D.	67,000	107,103	17,366	191,469
Richard L. Love	69,000	109,757	23,615	202,372
Mary O. Mundinger, Dr. PH	56,000	107,171	17,366	180,537
Phillip M. Nudelman, Ph.D.	113,500	108,921	17,366	239,787
Frederick W. Telling, Ph.D.	95,000	107,103	17,366	219,469

(1)	The amounts in these columns reflect amounts recognized for financial statement reporting purposes for the stated fiscal years for stock options and restricted stock awards granted in that fiscal year and in prior fiscal years, in accordance with Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment,” (FAS 123R). However, these amounts do not include any reduction for risk of forfeiture related to service-based vesting. The restricted stock and option awards included in this expense amount were granted from 2003 through 2008. These amounts reflect the Company’s accounting expense for these awards and do not represent the actual value that may be realized by the non-employee directors. There can be no assurance that these amounts will ever be realized. For each of the restricted stock awards, fair value is calculated using the closing price on the grant date multiplied by the number of shares. For information on the valuation assumptions with respect to stock option awards, refer to Note 13 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year in which the stock option was granted. Please also refer to the Grants of Plan-Based Awards Table for information on awards made in fiscal year 2008.

The following table sets forth the aggregate number of stock awards and the aggregate number of option awards outstanding at December 31, 2008 for each of our non-employee directors as well as the grant date fair value of 2008 stock and option awards.

Name	Stock Awards Outstanding	Option Awards Outstanding	Grant Date Fair Value of 2008 Stock Awards ($)	Grant Date Fair Value of 2008 Option Awards ($)
John H. Bauer	40,900	5,400	19,790	9,274
Vartan Gregorian, Ph.D.	40,900	6,525	19,790	9,274
Richard L. Love	26,100	5,400	14,090	9,274
Mary O. Mundinger, Dr. PH	25,900	6,875	14,090	9,274
Phillip M. Nudelman, Ph.D.	50,900	6,821	23,590	9,274
Frederick W. Telling, Ph.D.	40,900	5,100	19,790	9,274

Compensation Discussion and Analysis

Our Compensation Committee oversees our Board of Directors responsibilities relating to the compensation of the Company’s Chief Executive Officer (“CEO”) and all other executive officers of the Company with a title of Executive Vice President and above or who otherwise report directly to our CEO (referred to herein as our “executive officers”). In discharging this responsibility, the Compensation Committee evaluates and approves our compensation plans, policies and programs as they affect executive officers.

This discussion describes and analyzes the compensation program for our executive officers. First we cover our compensation objectives and philosophy, the cornerstone of which is pay for performance. Next we review the process the Compensation Committee follows in deciding how to compensate our executive officers and provide a brief overview of the principal components of our compensation program, including a detailed discussion and analysis of the Compensation Committee’s specific decisions about the compensation of our named executive officers for fiscal year 2008.

Compensation Objectives and Philosophy

We believe that compensation of our executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives. We attempt to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s short-term and long-term corporate strategic and financial objectives. In order to attract and retain the most qualified personnel, the Company intends to offer a total compensation package competitive with companies in the pharmaceutical industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance. However, we believe that, given the challenges the Company continues to face, a standard compensation methodology is not appropriate for the Company. For example, the Compensation Committee has utilized, and will continue to utilize, performance-based incentives which are tied to key corporate goals critical to the Company’s long-term success and viability.

The elements of compensation for executive officers includes base salaries, annual cash incentives, long-term equity incentives, and perquisites, as well as additional features which are available to most other employees, including a 401(k) plan, employee stock purchase plan, health and welfare programs, and life insurance. Executives have substantial portions of their compensation at risk for annual and long-term performance, with the largest portion at risk for the most senior executives.

We have experienced and continue to experience certain financial difficulties. For example, we expect that our existing cash and cash equivalents will not be sufficient to fund our operations at current levels past May 2009 and we have a substantial amount of debt. In light of our business situation and the current economic climate, our compensation philosophy and objectives for fiscal 2009 continue to reflect the current environment in which we are operating and will be focused more heavily on retention of our senior management team through this challenging time while creating the foundation for value creation in the future. Our fiscal year 2009 philosophy and objectives will continue our trend of generally providing reduced or flat levels of cash compensation while maintaining or increasing the equity compensation component of the compensation packages for our named executive officers.

Compensation Process

The Compensation Committee begins its process for deciding how to compensate our executive officers by considering competitive market data. As authorized by its charter, the Compensation Committee has engaged Milliman, Inc., an independent executive compensation consultant, to review the Company’s compensation plans, policies and programs that affect executive officers and to provide advice and recommendations on competitive market practices and specific compensation decisions. Milliman has worked directly with the Compensation Committee (and not on behalf of management) to assist the Compensation Committee in satisfying its responsibilities and will undertake no projects for management except at the request of the Compensation Committee chair and in the capacity of the Compensation Committee’s agent. To date, Milliman has not undertaken any projects for management.

For purposes of evaluating competitive market practices, the Compensation Committee, with assistance from Milliman, first identifies our peer group.

In late 2006, Milliman recommended a group of comparable companies based on line of business, company size measured by market value and number of employees, among other criteria, which the Compensation Committee reviewed when determining our peer group which was comprised of the following companies: Allos Therapeutics, Inc., Cell Gensys, Inc., Coley Pharmaceutical Group, Dendreon Corp., Exelixis, Inc. Favrille, Inc., Genitope Corporation, InterMune, Inc., Isis Pharmaceuticals, Kosan Biosciences Incorporated, Neurocrine Biosciences, Inc., Pharmacyclics, Inc., Rigel Pharmaceutical, Inc., Seattle Genetics, Inc., Sunesis Pharmaceuticals, Inc. and Telik Inc. This peer group was used for fiscal year 2007 and 2008 compensation decisions.

In late 2008, the Compensation Committee re-evaluated our peer group by focusing on organizations with which the Company competes for labor (which may or may not be the same organizations that the company competes with directly on a business level), taking into consideration the executive labor talent needed for the Company’s current organizational stage, as well as the talent needed to bring the organization to its projected near-term future stage. Further, the Compensation Committee, upon Milliman’s recommendation, focused most closely on industry type and organization size/complexity, with the best indicators of organization size in our industry being number of employees and enterprise value, although revenue and net income were also considered. Following this process, the Compensation Committee selected the following peer group for fiscal year 2009 compensation decisions, all of which are biotechnology organizations with an oncology focus and at a stage of company development that is comparable to the Company in the current or near-term stage: Arena Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., Array BioPharma, Inc., Cougar Biotechnology, Inc., Dendreon Corp., IDM Pharma, Inc., Intermune, Inc., Medviation, Inc., Progenics Pharmaceuticals Inc., Rigel Pharmaceutical, Inc., Seattle Genetics, Inc., Spectrum Pharmaceuticals, Inc., and ZymoGenetics, Inc.

Once the peer group is established, the Compensation Committee then reviews the base salaries, annual cash-incentive compensation, long-term equity incentive compensation and total compensation for our executive officers as compared to the compensation paid by the companies within our peer group, comparing each executive officer to their counterpart position within our peer group.

The Compensation Committee then considers the value of each item of compensation, both separately and in the aggregate, in light of Company performance, each executive officer’s position within the Company, the executive officer’s performance history and potential for future advancement, the CEO’s recommendations other than on his own compensation and, with respect to long-term equity incentive compensation, the value of existing vested and unvested outstanding equity awards. In setting compensation, the Compensation Committee also considers, among other factors, the possible tax consequences to the Company and its executive officers, the accounting consequences and the impact on shareholder dilution. The relative weight given to each of these factors varies among individuals at the Compensation Committee’s discretion and none of these factors by themselves will compel a particular compensation decision.

Principal Elements of Compensation

The principal elements of compensation for our executive officers are composed of base salary, annual cash incentive compensation, and long-term equity incentive compensation. We also provide other compensation, including certain perquisites and other benefits. The Compensation Committee generally reviews, considers and approves each element of compensation, as well as all combined elements of compensation (i.e., total direct compensation).

Base Salaries.    Base salary, including merit-based salary increases, for the CEO and the other executive officers, is established based on the underlying scope of their respective responsibilities, taking into account competitive market data for similar positions in our peer companies. Salary adjustments are based on competitive market salaries and general levels of market increases in salaries, individual performance, achievement of the Company’s corporate and strategic goals and changes in job duties and responsibilities.

Based on a review of executive compensation reports prepared by Milliman in 2007 and January 2009, the base salaries of our executive officers are generally competitive with the market when compared to our peer group despite the fact that we have not raised the base salaries of most of our executive officers in recent years. Given this continued competitiveness of our base salaries combined with the Company’s current business situation and the current economic climate, and consistent with our philosophy of providing reduced or flat levels of cash compensation while increasing equity awards during this challenging time, the Compensation Committee again determined that base salaries should not be raised in 2009. As a result, our 2009 executive officer base salaries are as follows: Dr. Bianco $650,000 (unchanged since established in 2005); Mr. Philips $402,000 (Mr. Philips base salary was established in his employment agreement effective August 1, 2008), Mr. Bianco $330,000 (unchanged since established in 2005), Dr. Singer $340,000 (unchanged since established in 2005), Mr. Eramian $315,000 (unchanged since established in 2007) and Dr. Stromatt $350,000 (Dr. Stromatt resigned from the Company effective April 4, 2008).

Annual Cash Incentive Compensation.    Annual cash incentives for our executive officers are designed to reward performance for achieving key corporate goals, which we believe in turn should increase shareholder value. The performance metrics against which the executives are measured are corporate goals which are clearly communicated, measurable and consistently applied. In general, the annual incentive awards for executive officers are determined on the basis of management’s achievement of specific performance goals established at the beginning of the fiscal year and an evaluation by the Compensation Committee of the contributions made by individual executives to the Company during the course of the year for which the cash incentive compensation is being awarded, including both realization of performance goals and other notable achievements which may not have been contemplated at the time the original performance goals were established. While annual cash incentive bonuses have historically been paid during December of the year in which they are earned, the Compensation Committee decided in December 2008 that, commencing with the 2009 performance year, bonuses will be determined and paid in or around March of the year following the applicable performance year. This change will allow the Compensation Committee to more effectively measure the performance of the Company and of individual executives.

2008 Cash Incentive Bonuses.    At the beginning of 2008, the Compensation Committee established target bonus opportunities for each of the Company’s named executive officers, as well as corporate performance goals that would need to be achieved in order to earn such bonuses. The target bonus opportunity, determined by reference to a percentage of the executive officer’s base salary, for Dr. Bianco is 50% and for Mr. Bianco,

Mr. Stromatt (resigned effective April 4, 2008), Dr. Singer and Mr. Eramian is 30%. Mr. Philips target bonus opportunity was established at 40% of his base salary when he entered into his employment effective August 1, 2008.

On December 31, 2008, the Compensation Committee approved bonuses to our named executive officers based upon accomplishments during 2008 including the following: successful filing of a supplemental Biologics License Application for use of Zevalin in first-line consolidation therapy in indolent non-Hodgkin’s lymphoma (NHL) and the acceptance of the filing for priority review by the FDA; formation of a 50/50 joint venture with Spectrum Pharmaceuticals, Inc. to market Zevalin in the United States; achievement of the primary efficacy endpoint in the phase III trial of pixantrone for relapsed aggressive NHL; submission of Marketing Authorization Application (MAA) to the European Medicines Agency for non-small cell lung cancer with Eastern Cooperative Oncology Group (ECOG) performance status 2 (PS2); and raising the necessary capital to fund ongoing operations as well as progress in reducing cash used for operating expenses. In light of the Company’s current financial situation, 25% of the bonuses approved for fiscal year 2008 has not been paid to our named executive officers.

The table below sets forth the fiscal year 2008 bonuses that have been paid to our named executive officers, as well as the annual bonuses paid for 2007 and 2006 performance.

Name	Year	Cash Bonus Earned ($)		Cash Bonus Paid ($)
James Bianco, M.D.	2008	579,438	(1)	457,563	(1)
	2007	487,500	(2)	487,500
	2006	510,000	(3)	510,000

Craig W. Philips	2008	67,000	(4)	50,250
	2007	N/A		N/A
	2006	N/A		N/A

Louis Bianco	2008	165,000		123,750
	2007	148,500	(2)	148,500
	2006	79,200		79,200

Jack Singer, M.D.	2008	153,000		114,750
	2007	153,000	(2)	153,000
	2006	81,600		81,600

Dan Eramian	2008	141,750		106,302
	2007	141,750	(2)	141,750
	2006	62,176		62,176

(1)	Includes a special cash bonus of $91,938 paid in March 2008 which was paid in recognition of Dr. Bianco’s efforts with respect to recent debt and capital restructuring and a recent MAA filing for Xyotax in Europe.
(2)	Includes cash bonuses paid in both July 2007 and January 2008.
(3)	Includes a special cash bonus of $250,000 paid in July 2006 which was paid based on the achievement of a significant corporate goal.
(4)	This bonus amount was pro-rated based on Mr. Philips employment start date of August 1, 2008.

2009 Cash Incentive Bonuses. In March 2009, the Compensation Committee established the 2009 cash incentive bonus program for the Company’s named executive officers, which includes target and stretch bonus opportunities, as well as performance goals that would need to be achieved in order to earn such bonuses. Both target and stretch bonus opportunities are determined by reference to a percentage of the executive officer’s base salary. For 2009 performance, the target bonus opportunity for Dr. Bianco is 50%, for Mr. Philips is 40% and for Mr. Bianco, Dr. Singer and Mr. Eramian is 30% and the maximum stretch bonus opportunity for Dr. Bianco is 125%, for Mr. Philips is 100% and for Mr. Bianco, Dr. Singer and Mr. Eramian is 75%.

There are three core elements to the 2009 cash incentive program, which when multiplied together, will determine the 2009 annual incentive cash payment. These three core elements are financial performance, drug development and discretionary/individual performance. With the exception of the discretionary/individual performance element, each element is composed of sub-elements. The sub-elements to the financial performance core element include goals related to operating capital and Company debt. The sub-elements to the drug development core element include goals related to pixantrone.

Each sub-element is assigned a specific percentage of base salary which would be paid out pursuant to the program if the respective goal is achieved. For example, where the target bonus opportunity for Dr. Bianco is 50% of his base salary, 20% is allocated to the financial elements (15% to operating capital and 5% to Company debt), 25% is allocated to drug development (10% to a pixantrone license agreement and 15% to a completed NDA submission of pixantrone) and 5% is allocated to discretionary/individual performance. Further, where the maximum stretch bonus opportunity for Dr. Bianco is 125% of his base salary, 55% is allocated to the financial elements (45% to operating capital and 10% to Company debt), 50% is allocated to drug development (10% to a pixantrone license agreement, 15% to a completed NDA submission of pixantrone and 25% to FDA approval of pixantrone) and 20% is allocated to discretionary / individual performance. No bonus may be earned pursuant to the 2009 cash incentive program above the maximum stretch bonus opportunity. Proportionate sub-allocations were approved for each of the other executive officers.

In establishing the specific elements and performance goals, the Compensation Committee set the thresholds for the target level performance goals at levels that they felt were achievable through the executive officer’s hard work and dedication to the Company. Whereas, the thresholds for the stretch level performance goals were established at levels that the Compensation Committee felt would represent truly outstanding performance and, as a result, are substantially more difficult to achieve than the thresholds for the target level performance goals.

Bonuses earned pursuant to the 2009 annual cash incentive program will be paid out in March 2010 only if the executive officer is employed by the Company on the payment date.

Long-Term Equity Incentive Compensation.    As discussed above, in light of the business environment and existing challenges facing it, the Compensation Committee has generally been reducing or keeping unchanged annual cash compensation while increasing equity compensation. In implementing this part of the compensation policy, the Compensation Committee is cognizant of the key compensation goals for the Company, including (i) recognizing that the next one to three years will be extremely critical to the Company’s future and shareholder value, (ii) taking into consideration present and projected trials, (iii) considering pipeline products and their status, (iv) the need for a retention plan for critical executives and for the CEO, and (v) supplying a mechanism for motivating the CEO and the executive team during the upcoming critical time period.

The Compensation Committee awards long-term equity incentive compensation to our executive officers to align the interest of our executive officers with our shareholders, to provide additional incentives to our executive officers to improve the long-term performance of our common stock and to achieve our corporate goals and strategic objectives and to retain our executive officers. Historically, the Compensation Committee has provided long-term equity incentive compensation in the form of stock options. In fiscal year 2007, the Compensation Committee changed the mix of equity compensation to include both stock options and restricted stock.

In determining the size of our long-term equity incentive awards, the Compensation Committee reviews competitive market data for similar positions in our peer companies, the executive officer’s performance history and/or potential for future responsibility and promotion, the CEO’s recommendations other than on his own compensation and the value of existing vested and unvested outstanding equity awards. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion and adjustments may be made as the Compensation Committee deems reasonable to attract candidates in the competitive environment for highly qualified employees in which the Company operates.

The exercise price of stock options is always equal to the fair market value of the Company’s common stock on the date of grant, which is equal to the closing price on the Nasdaq Market on such date. Stock options granted pursuant to our equity incentive plans will provide a return to the employee only if he or she remains in the Company’s service, and then only if the market price of the Company’s common stock appreciates over the stock option term. Generally, stock options granted pursuant to our equity incentive plans vest over a two or three-year period.

Restricted stock granted to our executive officers generally vests upon the successful accomplishment of critical corporate goals and strategic objectives that are achieved within a set period of time, usually three years from the date of grant, subject to the executive officer’s continued service with the Company through the relevant vesting date. The Compensation Committee also grants restricted stock that vests based upon the executive officer’s continued service with the Company.

Equity Awards Approved in 2008.    In March 2008 and again in October 2008, the Compensation Committee discussed appropriate ownership goals for each of the executive officers in light of competitive market data. Consistent with our philosophy and objectives of increasing the equity compensation component of the compensation packages for our named executive officers, the Compensation Committee approved the following equity awards for our named executive officers in fiscal year 2008:

Name	Grant Date	Shares of Restricted Stock	Shares Subject to Stock Options
James Bianco, M.D.	10/22/2008	150,000(1)
Craig W. Philips	6/5/2008		15,000(2)
	6/5/2008	34,000(2)
	10/22/2008	75,000(1)
Louis Bianco	10/22/2008	75,000(1)
Jack Singer, M.D.	10/22/2008	75,000(1)
Dan Eramian	10/22/2008	75,000(1)

(1)	These restricted stock awards vest in full on October 22, 2009, subject to the executive officer’s continued service through such date.
(2)	Stock options and restricted stock granted to Mr. Philips on June 5, 2008, were granted in consideration of being hired as an employee and executive officer of the Company, as well as certain consulting services that Mr. Philips provided prior to his joining the Company as an employee. Each of these awards vest over 3 years from April 26, 2008, subject to Mr. Philips continued service with the Company.

Perquisites and Other Benefits.    The named executive officers receive certain perquisites and other benefits provided by or paid for by the Company, including, among other things, payment of insurance premiums, tax preparation fees, health club dues (for one executive officer), automobile allowance (for one executive officer), family member’s travel on chartered and commercial (with taxes associated with chartered aircraft travel calculated based on the standard industry fare level (SIFL) valuation method for income tax purposes) and tax gross-up payments on certain of these and other benefits. The named executive officers are also entitled to participate in the Company’s benefit programs which are available to all Company employees, including company-sponsored health, welfare, 401(k), and employee stock purchase plans, and certain of our named executive officers occasionally use a chartered aircraft for business related travel (such business purpose is approved in advance by the Chair of the Board). On a few occasions in 2008, when space was available, certain spouses or other family members accompanied the named executive officers on such trips. In those cases, there was no additional cost to the Company of having additional passengers on such flights.

We provide these perquisites and other benefits as a means of providing additional compensation to our named executive officers and, in some cases, to make certain benefits available in a convenient and efficient manner in light of the demands and time constraints imposed on our executives. We review the perquisites and other benefits provided to our named executive officers periodically and, in light of the current environment, we recently decided to reduce the perquisites and benefits that the Company has historically provided and imposed some limits on other perquisites and benefits.

Post-Termination Protection and Payments

In April 2005, the Compensation Committee approved a form of strategic management team severance agreement which our executive officers other than Dr. Bianco and Mr. Philips have entered into. The severance agreements replaced existing severance agreements certain of the Company’s executive officers had previously entered into with the Company. The form of severance agreement as well as the severance agreements executed by Mr. Bianco, Dr. Singer, and Mr. Eramian were amended in December 2008 to comply with the requirements of Section 409A of the Internal Revenue Code (Section 409A imposes additional taxes and penalties on all severance arrangements that did not comply with or are not exempt from the Section 409A provision as of January 1, 2009). These amendments generally did not change the amounts payable to each executive officer nor the events triggering such payment. The severance agreements, as amended, provide that in the event an executive officer is discharged from employment by the Company without cause or resigns for good reason (including upon a change of control) (each as defined in the Severance Agreements), he will be entitled to receive (i) eighteen months of base salary, (ii) bonus pay equal to the greater of the average of the three prior years’ bonuses or 30% of the executive officer’s base salary in effect immediately prior to the severance date, (iii) acceleration of vesting of all then-existing unvested stock-based compensation, (iv) all outstanding stock options shall remain exercisable for a period of twenty-one months following the severance date, (v) eighteen months reimbursement for COBRA premiums to continue the executive officer’s medical coverage and that of his dependents, and (vi) all accrued but unused vacation. Under the Severance Agreements, if any severance payments are subject to the excise tax on parachute payments, the Company will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment. The severance payments are conditioned upon the executive not breaching his inventions and proprietary information agreement with the Company.

On December 31, 2008, Dr. James Bianco entered into an employment agreement with us, superseding the agreement he had with us effective January 1, 2005. Pursuant to the employment agreement, if Dr. Bianco is terminated without cause or if he resigns for good reason, Dr. Bianco will receive (i) two years of base salary, (ii) acceleration of vesting of all then-existing unvested stock-based compensation, (iii) all outstanding stock options shall remain exercisable for a period of two years following the severance date, (iv) two years reimbursement for COBRA premiums to continue Dr. Bianco’s medical coverage and that of his dependents, (v) payment of his existing life insurance premiums for a period of two (2) years, and (vi) all accrued but unused vacation and sick leave. In the event of a change of control of the Company, if Dr. Bianco is terminated without cause or resigns for good reason, Dr. Bianco will receive the severance benefits (ii) through (vi) above and, instead of (i) above, Dr. Bianco shall receive a lump sum payment equal to two years of base salary, plus an amount equal to the greater of the average of the three prior years’ bonuses or thirty percent of base salary. Dr. Bianco’s severance payments are conditioned upon Dr. Bianco’s complying with all of the terms of his employment agreement, including the non-compete and non-solicit provisions. Further, if the Company is required to restate financials due to its material noncompliance with any financial reporting requirement under the U.S. securities laws during any period for which Dr. Bianco was CEO of the Company or Dr. Bianco acts in a manner that would have constituted cause had he been employed at the time of such act, Dr. Bianco will forfeit any portion of the severance which has not been paid, and will be required to repay any portion of the severance to the Company that has already been paid. The agreement further provides that (i) if there is a change of control of the Company during Dr. Bianco’s employment with the Company, all of his then-existing unvested stock-based compensation will fully vest and all outstanding stock options will remain exercisable for a period of two years following Dr. Bianco’s severance date, and (ii) if any payments are subject to the excise tax on parachute payments, we will make a gross up payment in an amount that covers the excise tax due plus the excise and income taxes payable on the gross up payment.

Mr. Craig Philips entered into an employment agreement with us effective August 1, 2008. Pursuant to the employment agreement, if Mr. Philips is terminated without cause or if he resigns for good reason, Mr. Philips will receive the following severance benefits (i) eighteen months of base salary, (ii) eighteen months payment of COBRA premiums to continue Mr. Philips’ COBRA medical coverage and that of his dependents, and (iii) accelerated vesting of any unvested equity that has vesting dates within one year from the date of his termination. Further, if Mr. Philips is terminated without cause or voluntarily resigns within twelve months following a change of control, Mr. Philips will receive the severance benefits described in (i) and (ii) above and, in addition, Mr. Philips will immediately vest in any then outstanding unvested equity. If Mr. Philips’ employment is terminated on account of his disability, in addition to any short-term or long-term disability benefits he may be entitled to under any Company group disability plans, the Company will pay Mr. Philips a pro rata share of his target bonus for the year in which his termination occurs, and the Company will also pay Mr. Philips COBRA premiums for the period of time he is eligible for COBRA. Mr. Philips’ severance payments are conditioned upon Mr. Philips’ complying with certain non-compete and non-solicit provisions.

The Compensation Committee believes the severance agreements, Dr. Bianco’s employment agreement, and Mr. Philips’ employment agreement are important to protect the Company’s officers from any involuntary termination associated with a change of control and that the acceleration of vesting provided in such agreements is reasonable when compared with similar arrangements adopted by other companies in the pharmaceutical industry. With these agreements, the Compensation Committee sought uniformity of results among the executive officers based on their positions at the Company.

Under the Company’s 2007 Equity Incentive Plan, in the event of a change in control all awards granted pursuant to the plan generally become fully vested and exercisable. Further, all restrictions and conditions on any award then outstanding shall lapse as of the date of the change in control. Under the Company’s 2007 Employee Stock Purchase Plan in the event of a change in control, the Board or a committee created by the Board, in its sole discretion, shall either (a) provide that options granted under such plan shall be fully exercisable to the extent of each optionee’s accumulated withholdings for the respective “offering period” (as defined in the relevant Employee Stock Purchase Plan) as of a date prior to the change in control or (b) arrange with the surviving, continuing, successor or purchasing corporation, as the case may be, that such corporation assume the Company’s rights and obligations under such plan. Under the Company’s 1994 Equity Incentive Plan, in the event of a change in control (a) all options granted (including options granted to officers or directors less than six months prior to any such change in control) generally become fully exercisable; and (b) all restrictions and conditions of all bonus shares then outstanding shall lapse as of the date of the change in control. The Company’s directors and executive officers participate in the Company’s 2007 Equity Incentive Plan and have outstanding awards which have been issued pursuant to the 2007 Equity Incentive Plan and 1994 Equity Incentive Plan. The Company’s executive officers have participated in the Company’s 2007 Employee Stock Purchase Plan.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to our named executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. To qualify for an exemption from the $1,000,000 limitation, the shareholders were asked to approve a limit under stock incentive plans on the maximum number of shares for which a participant may be granted stock options in any calendar year. Because our stock incentive plans and stock option grants under our stock incentive plans comply with the applicable requirements for this exemption, any compensation deemed paid to a named executive officer when he or she exercises an option with an exercise price that is at least equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation and should not be subject to the $1,000,000 deduction limitation. The Compensation Committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards not to comply with Section 162(m) of the Internal Revenue Code if it determines that such action is appropriate and in the Company’s best interests.

Summary

The Compensation Committee believes that the Company’s compensation philosophy and programs are designed to foster a performance-oriented culture that aligns employees’ interests with those of the Company’s shareholders. The Compensation Committee believes that the compensation of the Company’s executives’ is both appropriate and responsive to the goal of improving shareholder value.

The following “Compensation Committee Report” and related disclosure shall not be deemed incorporated by reference by any general statement incorporating this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Report

The Compensation Committee reviewed this Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Compensation Committee has recommended that this Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Respectfully submitted by the Compensation Committee:

Frederick W. Telling, Ph.D., Chair

Richard L. Love

Phillip M. Nudelman, Ph.D.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists, or in the past fiscal year has existed, between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding beneficial ownership of common stock as of March 9, 2009, by (1) each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock (including shares of common stock issuable on conversion of the Series A preferred stock, Series D preferred stock and, for voting purposes, the shares that would be issuable upon conversion of the series F preferred stock if the Series F preferred stock were convertible on March 9, 2009; all of which vote with the common stock on an as-if-converted-to-common basis), (2) each of our directors, (3) each of our principle executive officer (PEO), principal financial officer (PFO), three most highly compensated executive officers other than the PEO and PFO who were still serving as executive officers as of December 31, 2008, and one additional person who would have been one of our of our three most highly compensated executive officers for 2008 but was not serving as executive officer as of December 31, 2008 and (4) all directors and executive officers as a group.

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Shares Subject to Convertible Securities(3)	Percentage Ownership(2)
James A. Bianco, M.D.**(4)(12)	279,194	42,369	*
John H. Bauer**(5)	48,125	1,800	*
Louis A. Bianco(6)(12)	114,577	16,427	*
Dan Eramian(7)(12)	101,356	5,925	*
Vartan Gregorian, Ph.D.**(5)	49,375	2,925	*
Richard L. Love**(8)	81,800	1,200	*
Mary O. Mundinger, Dr. PH**(9)	34,641	3,275	*
Phillip M. Nudelman, Ph.D.**(10)	63,294	3,221	*
Craig W. Philips(11)	119,800	5,000	*
Jack W. Singer, M.D.**(6)(12)	121,144	19,734	*
Scott C. Stromatt, M.D.(13)	—	—	*
Frederick W. Telling, Ph.D.**(5)	47,763	1,500	*
All directors and executive officers as a group (11 persons)(14)	1,061,069	103,376	*

*	Less than 1%
**	Denotes director of CTI
(1)	The address of the individuals listed is 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119.
(2)	Beneficial ownership generally includes voting or investment power with respect to securities and is calculated based on 321,839,696 shares of our common stock outstanding as of March 9, 2009. This table is based upon information supplied by officers, directors and other investors including information from Schedules 13D, 13G and 13F and Forms 3 and 4 filed with the SEC. Shares of common stock subject to options, warrants or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 9, 2009, are deemed outstanding for computing the percentage of the person holding the option, warrant or convertible security but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned.
(3)	Shares subject to convertible securities included in this column reflects all options, warrants and convertible debt held by the holder exercisable within 60 days after March 9, 2009. These shares are also included in the column titled “Number of Shares Beneficially Owned”.
(4)

Number of shares beneficially owned includes 194,162 shares of unvested restricted stock, 44,162 of which have contingent vesting terms. Of these contingent shares, 12,000 shares will vest if the Company obtains FDA approval of OPAXIO prior to December 31, 2010, 12,000 shares will not vest due to the divestiture of Zevalin (such shares would have vested if the Company had obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010) and 20,162 will vest based on the Company’s achievement of significant corporate goals as described in footnote (12) below.
(5)	Number of shares beneficially owned includes 40,900 shares of unvested restricted stock.
(6)	Number of shares beneficially owned includes 89,048 shares of unvested restricted stock, 14,048 of which have contingent vesting terms. Of these contingent shares, 4,000 shares will vest if the Company obtains FDA approval of OPAXIO prior to December 31, 2010, 4,000 will not vest due to the divestiture of Zevalin (such shares would have vested if the Company had obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010) and 6,048 will vest based on the Company’s achievement of significant corporate goals as described in footnote (12) below.
(7)	Number of shares beneficially owned includes 88,040 shares of unvested restricted stock, 13,040 of which have contingent vesting terms. Of these contingent shares, 4,000 shares will vest if the Company obtains FDA approval of OPAXIO prior to December 31, 2010, 4,000 shares will not vest due to the divestiture of the Zevalin (such shares would have vested if the Company had obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010) and 5,040 will vest based on the Company’s achievement of significant corporate goals as described in footnote (12) below.
(8)	Number of shares beneficially owned includes 26,100 shares of unvested restricted stock.
(9)	Number of shares beneficially owned includes 25,900 shares of unvested restricted stock.
(10)	Number of shares beneficially owned includes 50,900 shares of unvested restricted stock.
(11)	Number of shares beneficially owned includes 109,000 shares of unvested restricted stock.
(12)	Shares beneficially owned include unvested restricted stock which have contingent vesting terms based on the Company’s achievement of the following three key corporate goals on or before December 31, 2009, subject to the executive’s continued service to the Company: (a) approval from the FDA or EMEA for the sale of either OPAXIO or pixantrone or any other drug owned or exclusively licensed by the Company as of the date the grant was approved, (b) approval from the FDA or EMEA of a second such drug and (c) the closing share price for the Company’s common stock exceeding $350.00 (as equitably adjusted for any stock split, stock dividend or similar adjustment in the Company’s capitalization). In the event that one of the above-mentioned corporate goals is achieved prior to December 31, 2009, the following shares of restricted stock would vest as of the date of the achievement of such corporate goal:

Name	Number of shares of Restricted Stock Granted
Dr. James Bianco	8,065
Mr. Louis Bianco	2,419
Dr. Jack Singer	2,419
Mr. Dan Eramian	2,016

In the event that two of the above mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock would vest as of the date of the second to occur of the two corporate goals:

Name	Number of shares of Restricted Stock Granted
Dr. James Bianco	4,032
Mr. Louis Bianco	1,210
Dr. Jack Singer	1,210
Mr. Dan Eramian	1,008

In the event that all three of the above-mentioned corporate goals are achieved prior to December 31, 2009, the following additional shares of restricted stock would vest as of the date of the last to occur of the three corporate goals:

Name	Number of shares of Restricted Stock Granted
Dr. James Bianco	8,065
Mr. Louis Bianco	2,419
Dr. Jack Singer	2,419
Mr. Dan Eramian	2,016

(13)	Dr. Stromatt resigned from the Company effective April 4, 2008 and no longer holds shares of the Company’s stock.
(14)	Number of shares beneficially owned includes 794,898 shares of unvested restricted stock for all directors and executive officers as a group, of which 85,298 shares are contingent and would vest as described in the above footnotes. Does not include one individual who was not serving as an executive officer of the Company on March 9, 2009 but who is included in the table as a named executive officer for the year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Pursuant to our Code of Business Conduct and Ethics and our Amended and Restated Charter for the Audit Committee of the Board of Directors of Cell Therapeutics, Inc., any potential related party transaction must be fully disclosed to our Chief Financial Officer. Upon review, if our Chief Financial Officer determines that the transaction is material to the Company, then the Company’s Audit Committee must review and approve in writing in advance such related party transaction. Item 404(a) of Regulation S-K requires the company to disclose in its Annual Report on Form 10-K any transaction involving more than $120,000 in which the Company is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Since January 1, 2006, the only transactions that were subject to review under this policy are those described below.

In May 2007, we formed Aequus Biopharma, Inc., or Aequus, a majority owned subsidiary of which our ownership was approximately 69% as of December 31, 2008. We entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology which Aequus will continue to develop. The Genetic Polymer technology may speed the manufacture, development, and commercialization of follow-on and novel protein-based therapeutics.

In May 2007, we also entered into an agreement to fund Aequus in exchange for a convertible promissory note that becomes due and payable in five years and earns interest at a rate of 6% per annum. The note can be converted into equity at any time prior to its maturity upon CTI’s demand, or upon other triggering events. The number of shares of Aequus equity securities to be issued upon conversion of this note is equal to the quotient obtained by dividing (i) the outstanding balance of the note by (ii) 100% of the price per share of the equity securities. We funded Aequus with an initial payment of $0.5 million during 2007. We also funded Aequus $0.3 million for operating expenses during the year ended December 31, 2008. In addition, we entered into a services agreement to provide certain administrative and research and development services to Aequus. The amounts charged for these services, if unpaid by Aequus within 30 days, will be considered additional principal advanced under the promissory note.

Our President and Chief Executive Officer, James A. Bianco, M.D. and our Executive Vice President, Chief Medical Officer, Jack W. Singer, M.D. are both minority shareholders of Aequus, each owning approximately 4.9% of the equity in the company. Additionally, both Dr. Bianco and Dr. Singer are members of Aequus’ board of directors and each have entered into a consulting agreement with Aequus. Additionally, Frederick W. Telling, Ph.D., a member of our board of directors, owns approximately 1% of Aequus and is also a member of Aequus’ board of directors.

Since June 2008, we have employed Corey Masten-Legge, the stepson of James A. Bianco, M.D., a member or our board of directors and our Chief Executive Officer, as a corporate attorney in our legal department. Mr. Legge earned approximately $68,000 in base salary and bonus during 2008.

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

In making independence determinations, the following relationships were considered:

•

Mr. Love served in previous years in an executive position and was a consultant in the first quarter of 2008 at Translational Genomics Research Institute (TGen), a non-profit biomedical research institute, and was a consultant in the first quarter of 2008. The Company made payments to TGen throughout 2008 for services related to clinical trials for brostallicin, however the amounts fall within Nasdaq prescribed limits.

•

Dr. Nudelman serves on the Board of Directors of the Hope Heart Institure and Dr. Nudelman’s son, Mark Nudelman, serves as its President and Chief Executive Officer. The Company made a charitable donation to the Hope Heart Institute in 2008, however the amount falls within Nasdaq prescribed limits.

•

Dr. Nudelman also serves on the Board of Directors of OptiStor Technologies, Inc. (OptiStor). The Company purchased hardware and software from OptiStor in 2008, however the amounts fall within Nasdaq prescribed limits.

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

•

James A. Bianco, M.D. and Jack W. Singer, M.D are not independent by virtue of their positions as Chief Executive Officer of the Company and Executive Vice President, Chief Medical Officer, respectively.

Other than as described above, in 2008, there were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the Board of Directors in determining that the applicable independence standards were met by each of the directors.

Item 14.	Principal Accounting Fees and Services

The following table provides the aggregate fees billed for professional services rendered by our principal accountants during each of the past two fiscal years ended December 31:

	Stonefield Josephson, Inc.
Services Rendered	2008	2007
Audit Fees(1)	$680,000	$904,000
Audit-Related Fees(2)	—	226,000
Tax Fees(3)	—	5,000
All Other Fees(4)	—	—

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.
(2)	Audit Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.
(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.
(4)	Other Fees. There were no other fees for services not included above.

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

Reports of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Deficit and Other Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules

II—Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(iii)	Exhibits

Exhibit Number	Exhibit Description	Location
2.1	Agreement and Plan of Merger by and between Cell Therapeutics, Inc. and Novuspharma, S.p.A., dated as of June 16, 2003.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003 (Commission No. 001-12465).

2.2	Acquisition Agreement by and among Cell Therapeutics, Inc., Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005

2.3	Acquisition Agreement among Cell Therapeutics, Inc., Cactus Acquisition Corp., Saguaro Acquisition Company LLC, Systems Medicine, Inc. and Tom Hornaday and Lon Smith dated July 24, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007.

2.4†	Purchase and Formation Agreement by and among Cell Therapeutics, Inc., Spectrum Pharmaceuticals, Inc. and RIT Oncology, LLC, dated as of November 26, 2008.

Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 19, 2008.

The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A description of the omitted schedules appears in the Table of Exhibits of Exhibit 2.1. The Registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 24, 2008.

3.2	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit Number	Exhibit Description	Location
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009.

3.2	Amended and Restated Bylaws.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 25, 2008.

4.1	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as trustee, dated June 23, 2003.	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 6, 2003.

4.2	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as trustee, dated November 4, 2005.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on November 10, 2005.

4.3	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated April 27, 2006.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 28, 2006.

4.4	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated December 12, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 13, 2007.

4.5	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated March 3, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on March 5, 2008.

4.6	Form of Series A 3% Convertible Preferred Stock Certificate.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 12, 2007.

4.7	Form of Series D 7% Convertible Preferred Stock Certificate.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 3, 2007.

4.8	Form of Series F Preferred Stock Certificate.	Filed herewith.

4.9	Form of Warrant issued February 12, 2007 and February 14, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 12, 2007.

4.10	Form of Warrant issued April 16, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 16, 2007.

4.11	Form of Warrant issued July 27, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007.

4.12	Form of Warrant issued December 3, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 3, 2007.

4.13	Form of Warrant issued December 21, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 27, 2007.

Exhibit Number	Exhibit Description	Location
4.14	Form of Warrant issued March 4, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on March 5, 2008

10.1	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.	Incorporated by reference to exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on April 30, 2002 (Commission No. 001-12465).

10.2	Third Amendment to Sublease Agreement between F5 Networks, Inc. and the Registrant, dated December 22, 2005.	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

10.3	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003 (Commission No. 001-12465).

10.4*	Employment Agreement between Cell Therapeutics, Inc. and James A. Bianco, dated as of December 31, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 6, 2009.

10.5*	Form of Strategic Management Team Severance Agreement.	Filed herewith.

10.6*	Form of Amendment to Strategic Management Team Severance Agreement.	Filed herewith.

10.7*	Severance Agreement and General Release between Cell Therapeutics, Inc. and Scott Stromatt, dated April 3, 2008.	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008.

10.8*	Employment Agreement between Cell Therapeutics, Inc. and Craig Philips, dated April 23, 2008	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 18, 2008.

10.9*	Consulting Agreement between Cell Therapeutics, Inc. and Craig Philips, dated April 23, 2008.	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 18, 2008.

10.10*	Amendment to Employment Agreement between Cell Therapeutics, Inc. and Craig Philips, dated December 31, 2008.	Filed herewith.

10.11*	Form of Indemnification Agreement.	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (Commission No. 001-12465).

10.12*	1994 Equity Incentive Plan, as amended.	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on July 24, 2002.

Exhibit Number	Exhibit Description	Location
10.13*	2007 Employee Stock Purchase Plan, as amended.	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on October 11, 2007

10.14*	Form of Notice of Grant of Stock Options and Option Agreement for option grants under the Registrant’s 2007 Equity Incentive Plan, as amended.	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.

10.15*	2007 Equity Incentive Plan, as amended.	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on July 7, 2008.

10.16*	Form of Notice of Grant of Award and Award Agreement for grants of restricted stock under the Registrant’s 2007 Equity Incentive Plan, as amended.	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.

10.17*	Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan.	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-8, filed on February 13, 2004.

10.18*	Form of Nonqualified Stock Option Agreement for option grants under the Registrant’ s Novuspharma S.p.A. Stock Option Plan.	Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form 10, filed on April 29, 1996.

10.19	Director Compensation Policy.	Filed herewith.

10.20†	License Agreement between Cell Therapeutics, Inc. and PG-TXL Company, dated as of November 13, 1998.	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999 (Commission No. 001-12465).

10.21†	Amendment No. 1 to the License Agreement between the Registrant and PG-TXL Company, L.P., dated as of February 1, 2006.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 14, 2006.

10.22†	Paclitaxel Purchase Agreement between Cell Therapeutics, Inc. and Natural Pharmaceuticals, Inc., dated as of September 28, 2001.	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001 (Commission No. 001-12465).

10.23	License and Co-Development Agreement by and among Cell Therapeutics, Inc., Cell Therapeutics Europe S.r.L. and Novartis International Pharmaceutical Ltd. dated September 15, 2006.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on September 18, 2006.

10.24†	Asset Purchase Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated August 15, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2007.

10.25	Security Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated December 21, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 31, 2007.

10.26†	Supply Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated December 21, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 31, 2007.

Exhibit Number	Exhibit Description	Location
10.27†	Isotope Agreement between Biogen Idec Inc. and MDS Nordion Inc., as amended by a first amendment on January 21, 2008 and a second amendment on March 16, 2001.	Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 for registrant Biogen Idec Inc. (Commission No. 000-19311).

10.28†	Third Amendment to Agreement between Biogen Idec Inc. and MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc. dated November 12, 2001.	Incorporated by reference to exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for registrant Biogen Idec Inc. (Commission No. 000-19311).

10.29†	Fourth Amendment to Agreement between Biogen Idec Inc., MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003.	Incorporated by reference to exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for registrant Biogen Idec Inc. (Commission No. 000-19311).

10.30†	Fifth Amendment to Agreement between Biogen Idec Inc., MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003.	Incorporated by reference to exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for registrant Biogen Idec Inc. (Commission No. 000-19311).

10.31	Access Agreement between Cell Therapeutics, Inc. and Bayer Schering AG, dated June 16, 2008.	Incorporated by reference to exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2008, filed on August 18, 2008.

10.32	Form of Securities Purchase Agreement and between the Corporation and the investors signatory thereto, dated April 11, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 16, 2007.

10.33	Form of Securities Purchase Agreement and between the Corporation and the investors signatory thereto, dated July 25, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007.

10.34	Form of Securities Purchase Agreement and between the Corporation and the investors signatory thereto, dated November 29, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 3, 2007.

10.35	Form of Exchange Agreement between Cell Therapeutics, Inc. and certain other parties thereto, dated December 12, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 13, 2007.

10.36	Form of Securities Purchase Agreement and between the Corporation and the investors signatory thereto, dated December 20, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 27, 2007.

10.37	Form of Exchange Agreement between Cell Therapeutics, Inc. and certain other parties thereto, dated February 13, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 19, 2008.

10.38	Form of Purchase Agreement between Cell Therapeutics, Inc. and certain other parties thereto, dated March 3, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on March 5, 2008.

10.39	Form of Purchase Agreement between Cell Therapeutics, Inc. and the investor signatory thereto, dated April 29, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on May 2, 2008.

Exhibit Number	Exhibit Description	Location
10.40	Amendment of Securities Purchase Agreement and Series B Unit Purchase Warrant, dated June 10, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 13, 2008.

10.41	Second Amendment of Securities Purchase Agreement and Series B Unit Purchase Warrant, dated July 23, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 25, 2008.

10.42	Securities Purchase Agreement between Cell Therapeutics, Inc. and Midsummer Investment, Ltd., dated July 29, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 30, 2008.

10.43	Amendment Agreement to Securities Purchase Agreement between Cell Therapeutics, Inc. and Midsummer Investment, Ltd., dated August 6, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 6, 2008.

10.44	Termination of Securities Purchase Agreement between Cell Therapeutics, Inc. and Midsummer Investment, Ltd., dated March 5, 2009.	Filed herewith.

10.45	Securities Purchase Agreement between Cell Therapeutics, Inc. and Enable Growth Partners LP, dated September 15, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on September 17, 2008.

10.46	Securities Purchase Agreement between Cell Therapeutics, Inc. and BAM Opportunity Fund LP, dated October 21, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

10.47	Securities Purchase Agreement between Cell Therapeutics, Inc. and BAM Opportunity Fund LP, dated December 4, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 8, 2008.

10.48	First Amendment to Asset Purchase Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc., dated December 9, 2008.	Filed herewith.

10.49	Amended and Restated Security Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc., dated December 15, 2008.	Filed herewith.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit Number	Exhibit Description	Location
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 13, 2009.

Cell Therapeutics, Inc.

By:	/s/ James A. Bianco
James A. Bianco, M.D.
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

Signature	Title	Date

/s/ Phillip M. Nudelman Phillip M. Nudelman, Ph.D.	Chairman of the Board and Director	March 13, 2009

/s/ James A. Bianco James A. Bianco, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ John H. Bauer John H. Bauer	Director	March 13, 2009

/s/ Vartan Gregorian Vartan Gregorian, Ph.D.	Director	March 13, 2009

/s/ Richard L. Love Richard Love	Director	March 13, 2009

/s/ Mary O. Mundinger Mary O. Mundinger, Dr PH	Director	March 13, 2009

/s/ Jack W. Singer Jack W. Singer, M.D.	Director	March 13, 2009

/s/ Frederick W. Telling Frederick Telling, Ph.D.	Director	March 13, 2009

SCHEDULE II

CELL THERAPEUTICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2008:
Allowance for sales returns	$2	$425	$(334)	$93
Reserve for excess inventory that may expire or become unsaleable	32	—	(32)	—

	$34	$425	$(366)	$93

Year ended December 31, 2007:
Allowance for sales returns	$—	$2	$—	$2
Reserve for excess inventory that may expire or become unsaleable	—	32	—	32

	$—	$34	$—	$34

Year ended December 31, 2006:
Allowance for sales returns	$—	$—	$—	$—
Reserve for excess inventory that may expire or become unsaleable	—	—	—	—

	$—	$—	$—	$—