Form 10-Q
period 2009-03-31
CELL THERAPEUTICS INC
filed 2009-05-08
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2008
Common Stock, no par value	461,923,266

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$748	$10,072
Restricted cash	—	6,640
Securities available-for-sale	—	599
Accounts receivable, net	—	982
Note receivable from sale of investment in joint venture	10,000	—
Note receivable from joint venture	—	7,500
Prepaid expenses and other current assets	3,418	2,368

Total current assets	14,166	28,161
Property and equipment, net	3,679	4,324
Goodwill	17,064	17,064
Investment in joint venture	—	5,830
Other assets	8,024	8,864

Total assets	$42,933	$64,243

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,248	$9,327
Accrued expenses	17,468	29,308
Warrant liability	1,576	2,830
Current portion of deferred revenue	80	80
Current portion of long-term obligations	1,570	757

Total current liabilities	36,942	42,302
Deferred revenue, less current portion	299	319
Long-term obligations, less current portion	1,836	2,907
10% convertible senior notes due 2011	—	19,784
9% convertible senior notes	252	4,104
7.5% convertible senior notes	32,695	32,601
6.75% convertible senior notes	6,931	6,926
5.75% convertible senior notes	24,002	23,808
4% convertible senior subordinated notes	55,150	55,150

Total liabilities	158,107	187,901
Commitments and contingencies
Preferred stock, no par value:
Authorized shares - 10,000,000
Series A 3% convertible preferred stock, $1,000 stated value, 20,000 shares designated; 100 (unaudited) and 550 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	76	417
Series B 3% convertible preferred stock, $1,000 stated value, 37,200 shares designated; 0 (unaudited) and 5,218 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	4,031
Series C 3% convertible preferred stock, $1,000 stated value, 20,250 shares designated; 0 (unaudited) and 4,284 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	3,221
Series D 7% convertible preferred stock, $1,000 stated value, 6,500 shares designated; 1,000 (unaudited) and 1,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	734	734
Shareholders’ deficit:
Series F convertible preferred stock, $1,000 stated value, 9,000 shares designated; 6,702 (unaudited) and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,876	—
Common stock, no par value:
Authorized shares - 800,000,000 Issued and outstanding shares - 329,477,484 (unaudited) and 186,411,922 at March 31, 2009 and December 31, 2008, respectively	1,213,661	1,188,071
Accumulated other comprehensive loss	(8,019)	(7,812)
Accumulated deficit	(1,325,444)	(1,312,320)

Total CTI shareholders’ deficit	(115,926)	(132,061)
Noncontrolling interest	(58)	—

Total shareholders’ deficit	(115,984)	(132,061)

Total liabilities and shareholders’ deficit	$42,933	$64,243

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product sales	$—	$3,374
License and contract revenue	20	20

Total revenues	20	3,394

Operating expenses, net:
Cost of product sold	—	890
Research and development	7,956	15,855
Selling, general and administrative	8,874	11,210
Amortization of purchased intangibles	—	397
Gain on sale of investment in joint venture	(10,244)	—

Total operating expenses, net	6,586	28,352

Loss from operations	(6,566)	(24,958)
Other income (expense):
Investment and other income, net	34	260
Interest expense	(1,617)	(1,985)
Amortization of debt discount and issuance costs	(4,851)	(10,944)
Foreign exchange gain (loss)	41	(2,237)
Make-whole interest expense	(6,345)	(7,781)
Gain on derivative liabilities, net	5,622	11,744
Loss on exchange of convertible notes	—	(2,295)
Equity loss from investment in joint venture	(1,204)	—
Settlement expense	(170)	—

Other expense, net	(8,490)	(13,238)

Net loss before noncontrolling interest	(15,056)	(38,196)
Non controlling interest	89	32

Net loss attributable to CTI	(14,967)	(38,164)
Gain on restructuring of preferred stock	2,116	—
Preferred stock dividends	(23)	(242)
Deemed dividends on conversion of preferred stock	(250)	(16,198)

Net loss attributable to CTI common shareholders	$(13,124)	$(54,604)

Basic and diluted net loss per common share	$(0.05)	$(7.68)

Shares used in calculation of basic and diluted net loss per common share	285,525	7,107

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(14,967)	$(38,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	4,851	10,944
Non-cash gain on derivative liabilities	(5,622)	(11,744)
Gain on sale of equity investment in joint venture	(10,244)	—
Non-cash loss on exchange of convertible notes	—	2,295
Depreciation and amortization	580	1,569
Equity-based compensation expense	506	884
Equity loss from investment in joint venture	1,204	—
Noncontrolling interest	(89)	(32)
Other	24	(20)
Changes in operating assets and liabilities:
Restricted cash	6,640	7,781
Interest receivable	9	33
Accounts receivable, net	982	(1,876)
Inventory	—	(50)
Prepaid expenses and other current assets	(1,076)	184
Other assets	(36)	271
Accounts payable	6,574	869
Accrued expenses	(8,445)	3,199
Other liabilities	(106)	(325)

Total adjustments	(4,248)	13,982

Net cash used in operating activities	(19,215)	(24,182)

Investing activities
Proceeds received from disposition of Zevalin to joint venture, net	6,844	—
Proceeds received from sale of investment in joint venture, net	5,686	—
Cash paid for acquisition of Zevalin	—	(420)
Purchases of securities available-for-sale	—	(1,011)
Proceeds from sales of securities available-for-sale	—	1,607
Proceeds from maturities of securities available-for-sale	600	235
Purchases of property and equipment	—	(242)

Net cash provided by (used in) investing activities	13,130	169

Financing activities
Proceeds from issuance of 9% convertible senior notes, net of issuance costs	—	49,543
Restricted cash from issuance of 9% convertible senior notes	—	(13,947)
Payment of deemed dividends on conversion of preferred stock	(3,000)	(16,198)
Transaction costs related to the Series F preferred stock exchange	(55)	—
Proceeds from sale of common stock net of offering costs	—	1,183
Transaction costs related to exchange of convertible subordinated and senior subordinated notes	—	(278)
Payment of additional offering costs related to December 2007 issuance of common stock and warrants	—	(473)
Payment of dividends on preferred stock	(93)	(251)
Repayment of long-term obligations	(60)	(127)
Other	—	(44)

Net cash provided by financing activities	(3,208)	19,408

Effect of exchange rate changes on cash and cash equivalents	(31)	2,410
Net decrease in cash and cash equivalents	(9,324)	(2,195)
Cash and cash equivalents at beginning of period	10,072	15,798

Cash and cash equivalents at end of period	$748	$13,603

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,757	$7,849

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Exchange of Series A 3% convertible preferred stock for Series F preferred stock	$151	$—

Exchange of Series B 3% convertible preferred stock for Series F preferred stock	$1,713	$—

Exchange of Series C 3% convertible preferred stock for Series F preferred stock	$3,221	$—

Issuance of Series F preferred stock for Series A, B and C convertible preferred stock	$3,931	$—

Conversion of Series A 3% convertible preferred stock to common stock	$—	$4,771

Conversion of Series B 3% convertible preferred stock to common stock	$2,317	$7,850

Conversion of Series C 3% convertible preferred stock to common stock	$—	$1,504

Conversion of Series D 7% convertible preferred stock to common stock	$—	$2,203

Issuance of common stock in exchange for settlement of Series A 3% convertible preferred stock	$509	$—

Conversion of 10% convertible senior notes due 2011 to common stock	$18,000	$—

Conversion of 9% convertible senior notes to common stock	$5,250	$28,820

Extinguishment of 5.75% convertible senior subordinated notes in exchange for common stock	$—	$8,943

Extinguishment of 5.75% convertible subordinated notes in exchange for common stock	$—	$150

Issuance of common stock in exchange for 5.75% convertible senior subordinated and convertible subordinated notes	$—	$11,437

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics; an area with significant market opportunity that we believe is not adequately served by existing therapies. Our operations are primarily conducted in the United States and Italy. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008 and in March 2009 we finalized the sale of our 50% interest in RIT Oncology to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. All of our current product candidates, including pixantrone, OPAXIO and brostallicin are under development.

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission, or SEC. These unaudited financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Reverse Stock-Split

On August 31, 2008, we effected a one-for-ten reverse stock split of our common stock. All impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the stock split. Impacted amounts include shares of common stock authorized and outstanding, share issuances, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved and loss per share.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include CTI Corporate Development, Inc., Systems Medicine LLC, or SM, CTI Commercial LLC (from the date of formation in July 2008), CTI Life Sciences Limited (from the date of formation in March 2009) and Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe), which operates as a branch of the Company.

As of March 31, 2009, we also had a 69% interest in our majority-owned subsidiary, Aequus Biopharma, Inc, or Aequus. In accordance with our fiscal 2009 adoption of Statement of Financial Accounting Standards, or SFAS, No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51, or SFAS 160, noncontrolling interest in Aequus (previously shown as minority interest) is reported below net income in noncontrolling interest in the consolidated income statement and shown as a component of equity in the consolidated balance sheet.

Additionally, from the date of its formation in December 2008, we held a 50% interest in RIT Oncology which we accounted for using the equity method of accounting. We finalized the sale of our interest in RIT Oncology in March 2009.

All intercompany transactions and balances are eliminated in consolidation.

Liquidity

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financials. However, we have incurred losses since inception and, unless we execute a partnership agreement for pixantrone with terms adequate to cover our operating expenses, we expect to generate losses from operations through at least 2009 primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. Our available cash and cash equivalents are approximately $0.7 million as of March 31, 2009. In addition, in April 2009 we received $6.5 million in gross proceeds from Spectrum in connection with the sale of our 50% interest in RIT Oncology to Spectrum as well as $20.0 million in gross proceeds for the issuance of 20,000 shares of our Series 1 preferred stock. We also received $3.8 million in May 2009 for the exercise of all Class A warrants related to our Series 1 preferred stock. Even with these additional financings, we will not have sufficient cash to fund our planned operations beyond August 2009, which raises substantial doubt about our ability to continue as a going concern. Accordingly, we have implemented cost saving initiatives to reduce operating expenses, including the reduction of employees related to Zevalin operations and our planned closure of our operations in Italy as discussed in Note 4, Restructuring Activities, and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On April 15, 2009, we expected to receive the final installment in connection with the divestiture of our interest in RIT Oncology of approximately $3.5 million, subject to adjustment for certain liabilities and other obligations, which amount is currently held in escrow by an independent third party escrow agent. This payment was not released to us because we and Spectrum dispute the amount of the adjustment. On April 10, 2009, we filed a demand for arbitration to resolve the dispute regarding Spectrum’s payment of the final installment as discussed further in Note 8, Legal Proceedings. There is no certainty that we will receive all or substantially all of such amount as an outcome of the arbitration.

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

We evaluate multiple element arrangements pursuant to Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. For multiple element arrangements that have continuing performance obligations, we recognize contract, milestone or license fees together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. Additionally, pursuant to the guidance of SEC Staff Accounting Bulletin 104, or SAB 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangement.

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. In accordance with SFAS No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed in accordance with EITF 07-3, Accounting for Nonrefundable Advance Payment for Goods or Services to be Used in Future Research and Development Activities. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or receipt of deliverables.

Restructuring Charges

We have recorded charges in connection with restructuring activities in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation commences at the time assets are placed in service. It is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to five years for assets other than leasehold improvements which are amortized over the lesser of their useful life of ten years or the term of the applicable lease using the straight-line method.

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

Value Added Tax Receivable

Our European operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $6.0 million and $6.3 million as of March 31, 2009 and December 31, 2008, respectively, of which $6.0 and $6.2 million is included in other assets and $0 and $0.1 million is included in prepaid expenses and other current assets as of March 31, 2009 and December 31, 2008, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. On March 26, 2009, the Italian Tax Authority, or ITA, issued a notice of assessment to CTI (Europe) based on their audit of VAT returns for the year 2003. The ITA audit concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). In addition, the ITA has issued a pre-assessment of VAT filings for the year 2005 noting findings similar to the 2003 year. The assessment for 2003 is approximately $0.7 million including interest and penalties. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. As such, we have not booked an impairment to the carrying amount of our VAT receivable and we intend to vigorously defend ourselves against the assessment and request a dismissal on procedural grounds and merits of the case.

Net Loss Per Share

Basic net loss per common share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of March 31, 2009 and 2008, options, warrants, unvested share awards and rights, convertible debt and convertible preferred stock aggregating 11,397,079 and 5,591,007, common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

Derivatives Embedded in Certain Debt Securities

We evaluate financial instruments for freestanding or embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related guidance. Derivative instruments are recorded at fair value with changes in value recognized in the statement of operations in the period of change.

Except for our 5.75% and 7.5% convertible senior notes, all of our convertible senior notes include a feature that calls for make-whole payments upon any conversion of these notes. Our 7.5% convertible senior notes include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. These make-whole features along with the conversion options on the notes represent embedded derivatives that must be accounted for separately from the related debt securities except where our convertible senior notes are recorded entirely at fair value pursuant to the guidance in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF 96-19. The fair value of the derivative for our 6.75% convertible senior notes is calculated based on a discounted cash flow model. The fair value of the derivatives related to all other convertible senior notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility and estimated time to expiration of the make-whole feature.

Changes in the estimated fair value of the derivative liabilities related to the convertible senior notes are included in gain on derivative liabilities, net and will be remeasured at the end of each reporting period until the relevant feature expires or all of the relevant notes are converted or repurchased.

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit. We and our subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions.

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

New Accounting Standards

In December 2007, SFAS No. 141(R), Business Combinations, or SFAS 141(R), was issued. This standard changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPRD as an indefinite lived intangible asset and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The acquiring company will be required to expense the acquisition costs rather than add them to the cost of the acquisition. We adopted the provisions of SFAS 141(R) as of the beginning of our 2009 fiscal year and the adoption did not have a material impact on our financial statements.

Also in December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS 160, was issued. This standard changes the accounting for and reporting of noncontrolling or minority interests in consolidated financial statements. We adopted the provisions of SFAS 160 as of the beginning of our 2009 fiscal year. As a result of this adoption, we have classified noncontrolling interest as a component of equity and net loss attributable to noncontrolling interest has been separately identified in our condensed consolidated statement of operations. The prior periods presented have also been reclassified to conform to current classification required by SFAS 160.

In November 2007, the EITF reached a consensus on Issue 07-1. EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. We adopted the provisions of EITF 07-1 as of the beginning of our 2009 fiscal year and the adoption did not have a material impact on our financial statements.

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161, was issued. This standard enhances disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This standard encourages but does not require comparative disclosures for earlier period at initial adoption. We are currently evaluating the impact this standard will have on our financial statements. We adopted the provisions of SFAS 161 as of the beginning of our 2009 fiscal year, however, we do not have any material derivative instruments requiring additional disclosure at this time.

In May 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. This standard identifies the source of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors. This standard was effective 60 days after the SEC approves the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The adoption of this statement did not have a material impact on our financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of EITF 07-5 as of the beginning of our 2009 fiscal year and considered this guidance in the accounting for our Series F preferred stock exchange as discussed further in Note 5, Preferred Stock.

In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, or EITF 08-4. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. We adopted the provisions of EITF 08-4 as of the beginning of our 2009 fiscal year and considered this guidance in the accounting for our Series F preferred stock exchange as discussed further in Note 5, Preferred Stock.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. SFAS 130, Reporting Comprehensive Income, provides for unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries to be included in other comprehensive income or loss. Total comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss before noncontrolling interest	$(15,056)	$(38,196)
Foreign currency translation gain (loss)	(208)	2,949
Net unrealized gain on securities available-for-sale	1	—

Comprehensive loss before noncontrolling interest	(15,263)	(35,247)
Noncontrolling interest	89	32

Comprehensive loss attributable to CTI	$(15,174)	$(35,215)

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	March 31, 2009	December 31, 2008
Foreign currency translation adjustment	$(8,019)	$(7,811)
Net unrealized gain (loss) on securities available-for-sale	—	(1)

Accumulated other comprehensive loss	$(8,019)	$(7,812)

3.	Sale of Interest in Joint Venture

In December 2008, we closed our transaction with Spectrum to form a 50/50 owned joint venture, RIT Oncology, to commercialize and develop Zevalin in the United States. We originally acquired the U.S. rights to develop, market and sell Zevalin from Biogen Idec Inc., or Biogen, in December 2007. Under the terms of the amended and restated operating agreement for RIT Oncology, we held, among other rights, a sale option exercisable in our sole discretion to sell all of our membership interest in RIT Oncology to Spectrum for $18.0 million, subject to adjustments for any amounts owed between us and RIT Oncology at the time of such sale. In February 2009, we exercised this sale option and we completed the sale of our 50% interest in March 2009 for a renegotiated amount of $16.5 million. We received an initial payment of $6.5 million in gross proceeds in March 2009 (a portion of which was used to pay a consent fee to Biogen as discussed below). The remaining gross proceeds of $10.0 million were held in escrow and were included in note receivable from sale of investment in joint venture as of March 31, 2009. We received $6.5 million of this amount on April 3, 2009 and the remaining $3.5 million, subject to an adjustment for, among other things, payables determined to be owed between us and RIT Oncology, was scheduled to be released to us from escrow on April 15, 2009. Pursuant to the agreement governing the escrowed amount, on April 10, 2009, we filed for arbitration to have the adjusted amount determined by an arbitrator because we and Spectrum were not able to mutually agree on the amount as discussed further in Note 8, Legal Proceedings. Total transaction costs related to this sale were approximately $1.6 million. In addition, as part of the transaction, we agreed to forego the right to receive up to $15 million in product sales milestone payments in connection with the original transaction establishing the joint venture.

As part of the closing, we assigned to Spectrum our amended and restated security agreement and guarantee granted in favor of Biogen to secure the performance of the joint venture obligations with respect to Zevalin, and Spectrum has agreed to reimburse us for any liability incurred based on claims made by Biogen under such contracts or any other contracts associated with the Zevalin business to which we were previously a party.

For the three months ended March 31, 2009, we recorded a one-time gain on the sale of our interest in the joint venture of $10.2 million, net of transaction costs which include a $750,000 payment to Biogen for the assignment to Spectrum of our security agreement and guarantee with Biogen as discussed above. In addition, we extended the terms of the existing master services agreement with the joint venture and have agreed to perform transition services for the benefit of the Zevalin business until May 31, 2009. For the three months ended March 31, 2009, we recorded approximately $50,000 in transition services revenue which is recorded as an offset to the related operating expense. We expect any additional transition services to be minimal.

4.	Restructuring Activities

In connection with the sale of our 50% interest in RIT Oncology to Spectrum, we announced an immediate reduction in force and plans for an additional reduction of employees following the termination of services to RIT. These positions were directly and indirectly involved in the sales and marketing, medical affairs and other operations of Zevalin. As of March 31, 2009, 22 employees had been terminated, with nine of these employees receiving employment or consulting positions with Spectrum. An additional three employees had received termination notices and are expected to terminate in the second quarter of 2009. Employee separation costs associated with these layoffs consist primarily of one-time termination benefits, principally severance payments, recognized in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities, or SFAS 146. For the three months ended March 31, 2009, we recognized approximately $136,000 in employee termination benefits related to these layoffs which is included in selling, general and administrative, of which approximately $30,000 was accrued as of March 31, 2009. We do not expect to incur additional employee termination benefit expenses related to this transaction.

During the first quarter of 2009, we announced that we had engaged the services of a strategic advisory consulting firm to assist in developing strategic options for a partnership, asset divestment or joint venture for our Italian branch. As of May 5, 2009 we have exhausted our efforts in finding a partner or buyer and the termination of our Bresso employees is planned for May 2009. We have notified the trade union representing our employees in Bresso, Italy that we intend to close our Italian operations and we have begun the collective dismissal procedure pursuant to Italian law. We expect our estimated payments related to termination benefits for these employees will be approximately $2.6 million. We also estimate that we will incur approximately $1.4 million in connection with contract termination and other closure costs related to operating leases for our Bresso facilities.

5.	Preferred Stock

Issuance of Series F Convertible Preferred Stock

In February 2009, we issued a total of 6,702 shares of our Series F preferred stock, in exchange for shares of our Series A, B and C convertible preferred stock as discussed further below and pursuant to the letter agreement that was entered into with the participating preferred stock holders in January 2009.

Our Series F preferred stock has no fixed dividend rate and is convertible into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which is $1,000 per share, by the conversion price, which is initially $0.14. The initial conversion price is subject to adjustment for standard anti-dilution provisions. Our Series F preferred stock became convertible on April 1, 2009 and votes on an as-converted basis with our common stock. The offer and issuance of our Series F preferred stock as well as the underlying shares of common stock are exempted by Securities Act Section 3(a)(9) from the registration requirement.

The holders of our Series F preferred stock do not have optional redemption rights, either event-based or time-based. We have the optional right to redeem all, but not less than all, of our Series F preferred stock for its stated value after December 31, 2009, or after the day our common stock has held a $0.28 market price for ten consecutive trading days, whichever comes earlier.

We considered guidance in EITF 00-27, FTB 80-1, Early Extinguishment of Debt through Exchange for Common or Preferred Stock and SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, or SFAS 15, and determined that the exchange transaction is within the scope of SFAS 15. Accordingly, we recorded a gain on restructuring of preferred stock of approximately $2.1 million on the exchange. The gain on restructuring of preferred stock has decreased net loss attributable to common shareholders by $0.01 per share.

We further considered guidance in SFAS 133, EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, EITF 05-2, The Meaning of “Conventional” Convertible Debt Instrument” in Issue No. 00-19 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and determined that the conversion option of Series F preferred stock does not require bifurcation as it qualifies for the scope exception provided in paragraph 11(a) of SFAS 133.

Conversion and Exchanges of Convertible Preferred Stock

In January 2009, 3,000 shares of our Series B convertible preferred stock, or Series B preferred stock, were converted into 44,576 shares of our common stock in connection with our litigation settlement with Tang Capital Partners LP, or Tang, as discussed in Note 8, Legal Proceedings. Also, in connection with this settlement, $3.0 million of our litigation payment to Tang was recorded as deemed dividends on conversion of preferred stock for the year ended December 31, 2008. This amount was accrued as of December 31, 2008 and paid in January 2009.

In February 2009, 250 shares of our Series A convertible preferred stock, or Series A preferred stock, were exchanged for $0.1 million and 4.0 million shares of our common stock in connection with our litigation settlement with RHP Master Fund, Ltd, or RHP, as discussed in Note 8, Legal Proceedings. The fair value of this settlement was approximately $420,000 as of the settlement date. In accordance with EITF D-42 and SFAS 84, Induced Conversions of Convertible Debt, we determined that the exchange represented an inducement offer for the Series A preferred stock. Since the stated value of the Series A preferred stock became redeemable by the holders for cash in February 2009, we concluded that the inducement amount represented the $250,000 stated value of the Series A preferred stock and, accordingly, this amount is classified as deemed dividends on conversion of preferred stock for the three months ended March 31, 2009. The $170,000 difference between the total fair value of the settlement amount and the amount classified as an inducement was recorded as settlement expense for the three months ended March 31, 2009.

Also in February 2009, 200 shares of our Series A preferred stock, 2,218 shares of our Series B preferred stock and 4,284 of our Series C convertible preferred stock, or Series C preferred stock, were exchanged for 6,702 shares of our Series F preferred stock as discussed above.

In April 2009, all 6,702 shares of our Series F preferred stock were converted into 47,871,425 shares of our common stock. Also in April 2009, we entered into exchange agreements for our remaining outstanding Series A and Series D preferred stock. Pursuant to the Series A preferred stock exchange agreement, we issued 288,517 shares of our common stock in exchange for 100 shares of our Series A preferred stock and related outstanding warrants to purchase 747 shares of our common stock. Pursuant to the Series D preferred stock exchange agreement, we issued 3,452,493 shares of our common stock in exchange for 1,000 shares of our Series D preferred stock and related outstanding warrants to purchase 19,138 shares of our common stock.

As of May 5, 2009, all of our preferred stock had been converted or exchanged as discussed above.

6.	Convertible Notes

During the three months ended March 31, 2009 the remaining $18.0 million principal balance of our 10% convertible senior notes due 2011, or 10% notes, was converted into 131,386,860 shares of our common stock. In addition $5.3 million principal balance of our 9% convertible senior notes, or 9% notes, was converted into 372,340 shares of our common stock. In connection with these conversions we recorded make-whole interest expense of $5.4 million and $0.9 million for the 10% notes and the 9% notes, respectively. The amount for the 9% notes was accrued as of March 31, 2009 and was paid in April 2009.

7.	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards under SFAS 123(R) for the three months ended March 31, 2009 and 2008, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development	$185	$258
Selling, general and administrative	320	633

Stock-based compensation expense included in operating expenses	$505	$891

There were no options granted for the three months ended March 31, 2008. For the three months ended March 31, 2009, stock option fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

Three Months Ended March 31, 2009
Risk-free interest rates	1.3%
Expected dividend yield	None
Expected life (in years)	3.7
Expected volatility	88%

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

8.	Legal Proceedings

On January 2, 2008, Tang filed a civil action in the United States District Court for the Southern District of New York in which Tang alleged that we breached a Securities Purchase Agreement, executed on or about April 16, 2007 in connection with the issuance of our Series B preferred stock. On January 3, 2009, we entered into a settlement agreement with Tang with respect to the civil action filed by Tang on January 2, 2008. In exchange for the full release of all claims arising directly or indirectly out of or related to Tang’s purchase, acquisition, ownership, interest in or rights under our Series B 3% preferred stock, we agreed to pay Tang $5.1 million which is included in accrued expenses as of December 31, 2008. Of the $5.1 million, $2.1 million was recorded to settlement expense and $3.0 million was recorded to deemed dividends on conversion of preferred stock for the year ended December 31, 2008. Final payment was completed on January 29, 2009. A holder of our Series C preferred stock, Enable Capital Management LLC, or Enable, filed a lawsuit on January 23, 2008 in the Supreme Court of the State of New York with similar claims to the Tang action. On September 29, 2008, in exchange for payment, Enable entered into a release agreement with us to fully resolve this action. On May 5, 2008, RHP Master Fund, Ltd., or RHP, a holder of our Series A preferred stock, filed suit in the United States District Court for the Southern District of New York alleging breach of contract and violation of Washington Business Corporation Act, and breach of fiduciary duty by certain officer and director defendants. On February 4, 2009, for $0.1 million and 4.0 million shares of our common stock, we settled all claims that were filed or could have been filed by RHP.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third-party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. That appeal remains pending. If successful on appeal, we intend to return to the United States District Court for trial. There is no guarantee that we will prevail in the appeal or at trial.

On February 20, 2009, we notified Spectrum that we had exercised our option to sell to Spectrum all of our membership interest in their 50/50 owned joint venture, RIT Oncology, and on March 2, 2009, Spectrum made the first payment totaling $6.5 million. The sale of our membership interest to Spectrum closed on March 15, 2009, and the remaining $10.0 million of the total $16.5 million purchase price was deposited into an escrow account to be paid to us in two additional installments. On April 3, 2009, $6.5 million was released to us from this escrow account and the final installment of $3.5 million, subject to an adjustment for certain liabilities and other obligations, was scheduled to be released to CTI on April 15, 2009. This final installment payment was not released to us because we and Spectrum dispute the amount of the adjustment. On April 10, 2009, we filed a demand for arbitration regarding Spectrum’s payment of the final installment, or the Demand, and on April 22, 2009, Spectrum filed a cross-claim alleging that Spectrum is entitled to the funds held in escrow and that Spectrum is owed additional amounts under relevant agreements. The arbitration hearing is scheduled to occur on May 14, 2009. In the Demand, we allege that all liabilities and other obligations related to Zevalin have been properly accrued on our books as of March 31, 2009 and that the accrual information and evidence available as of this date are consistent with the Demand based on the information available to us at this time. However, we are unable to predict or provide any opinion on the possible outcome of the arbitration, including, but not limited to, the likelihood of any contingency loss based on the outcome of the arbitrator’s decision or estimate of the amount or range of potential settlement expense that we may incur, if any, as a result of the arbitrator’s decision or the arbitration proceeding.

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX® (arsenic trioxide). We made the settlement payment of $10.6 million in April 2007. The settlement agreement did not address separate claims brought against us by the private party plaintiff for his attorneys’ fees and expenses. After further litigation concerning attorneys’ fees and expenses, on January 28, 2009 all remaining claims were settled for approximately $0.5 million, and in consequence, the case has been fully and finally resolved. The settlement amount was recorded to settlement expense for the year ended December 31, 2008 and included in accrued expenses as of December 31, 2008.

On May 1, 2008, i3, a contract research organization, sent a letter claiming that we owed i3 $2.2 million pursuant to clinical support work. All of these charges have been previously invoiced to us, but the invoices are being evaluated for the association of the work being billed to the contract assignments, as well as the relationship of the pass-through costs to approvable work. On November 6, 2008, i3 filed a demand for arbitration of this dispute with the American Arbitration Association, seeking damages of $2.2 million. That arbitration is pending. While it is probable that some money will be owed to i3, it is not possible at this time to estimate the amount, however we previously recorded $0.2 million in research and development expense related to the invoiced i3 services which is included in our accounts payable balance as of March 31, 2009.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

9.	Subsequent Events

In April 2009, we entered into a securities purchase agreement whereby we agreed to issue the following in a registered offering: (a) 15,000 shares of our Series 1 preferred stock, convertible into 50,000,000 shares of our common stock at a conversion price of $0.30 per share for a purchase price of $1,000 per share of our Series 1 preferred stock and warrants described as follows, (b) Class A warrants to purchase an additional 9,183,562 shares of our common stock at an exercise price of $0.41 per share and (c) Class B warrants to purchase an additional 13,316,438 shares of our common stock at an exercise price of $0.41 per share. In addition, the original holder of the Series 1 preferred stock has the right to purchase up to 5,000 additional shares of our Series 1 preferred stock at $1,000 per share within 60 days of April 13, 2009. The transaction closed on April 13, 2009 and we received gross proceeds, before fees and expenses, of $15.0 million.

Each share of our Series 1 preferred stock is entitled to a liquidation preference equal to the stated value of such share of our Series 1 preferred stock plus any accrued and unpaid dividends. Our Series 1 preferred stock is not entitled to dividends except to share in any dividends actually paid on our common stock. It is convertible into our common stock, at the option of the holder, at a conversion of $0.30 per share, subject to a 10% exactly blocker provision. Our Series 1 preferred stock has no voting rights except for limited protective provisions and except as is otherwise required by law.

The Class A warrants are immediately exercisable, and the Class B warrants are not exercisable until six months and one day after the date of issuance if the original holder purchases any of the 5,000 additional shares of our Series 1 preferred stock or 61 days after the date of issuance if no additional shares of our Series 1 preferred stock are purchased. The Class A warrants and Class B warrants will terminate on the fifth anniversary of the date upon which such warrants become exercisable.

In April 2009, the original holder exercised the right to purchase the additional 5,000 shares of our Series 1 preferred stock as discussed above and we received an additional $5.0 million in gross proceeds. All 20,000 shares of our Series 1 preferred stock issued were converted into 66.7 million shares of our common stock. In addition, in May 2009, all Class A warrants were exercised for 9.2 million shares of our common stock. We received gross proceeds of approximately $3.8 million related to this exercise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following discussion contains forward-looking statements, which involve risks and uncertainties and should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included in Part I, Item I of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, particularly in “Factors Affecting Our Operating Results and Financial Condition,” that could cause actual results, levels of activity, performance or achievement to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer.

Pixantrone

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL, and various other hematologic malignancies, solid tumors and immunological disorders. Pixantrone was studied in our EXTEND, or PIX 301, clinical trial, which was a phase III single-agent trial of pixantrone for patients with relapsed, aggressive NHL who received two or more prior therapies and who were sensitive to treatment with anthracyclines. In November 2008, we announced that this trial achieved the primary efficacy endpoint. Based on the outcome of the EXTEND trial and on the basis of pre-NDA communication we received from the Food and Drug Administration, or FDA, relating to this phase III trial, we began a rolling New Drug Application, or NDA submission to the FDA on April 13, 2009 and expect to complete the submission and request priority review from the FDA in the second quarter of 2009. If the NDA is granted priority review status, the FDA could provide us with a decision on the NDA before the end of 2009. In addition, in February 2009, we entered into an agreement with IDIS, Limited, or IDIS to manage pixantrone as an investigational drug on a named-patient basis in Europe. Pixantrone will be supplied by IDIS to healthcare professionals for the treatment of individual patients with relapsing aggressive non-Hodgkin’s lymphoma. The program was initiated in May 2009.

The results of the EXTEND trial showed that patients randomized to treatment with pixantrone achieved a significantly higher rate of confirmed and unconfirmed complete remissions compared to patients treated with standard chemotherapy, had a significantly increased overall response rate, experienced a statistically significant improvement in median progression free survival and had a low incidence of certain side effects, including severe neutropenia complicated by either fever or documented infections, severe vomiting or diarrhea and hair loss, a very common side effect of other drugs in this class. Overall, the incidence of serious adverse events was similar between pixantrone and the control arm. The pixantrone patients had a higher incidence of leucopenia and neutropenia and numerically more severe cardiac events (five vs. two) than in the control arm with only one considered related to the study drug by the investigator. Disease progression reported as an adverse event was less frequent in pixantrone than in the control arm.

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

OPAXIO

We are developing OPAXIO (paclitaxel poliglumex), which we have previously referred to as XYOTAX, for the treatment of non-small cell lung cancer, or NSCLC, and ovarian cancer. While our STELLAR 2, 3 and 4 phase III clinical studies for OPAXIO, completed in the first half of 2005, did not meet their primary endpoints of superior overall survival, we believe that the reduction in toxicities coupled with superior convenience and less supportive care demonstrated in the STELLAR 4 phase III clinical trial merits consideration for approval as single-agent therapy for patients with advanced NSCLC who have poor performance status, or PS2. Currently there are no drugs approved for PS2 NSCLC patients. In March 2008, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMEA, for first-line treatment of patients with advanced NSCLC who are PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our STELLAR clinical trials. The application is based on a positive opinion we received from the EMEA’s Scientific Advice Working Party, or SAWP; the EMEA agreed that switching the primary endpoint from superiority to non-inferiority is feasible if the retrospective justification provided in the marketing application is adequate. The discussions with the SAWP focused on using the STELLAR 4 study as primary evidence of non-inferiority and the STELLAR 3 study as supportive of the MAA. The application was accepted for review in April 2008 and the MAA has now entered the marketing approval review process, which generally takes 15 to 18 months. We expect to receive an opinion from the EMEA in mid 2009.

We are also developing OPAXIO for women with pre-menopausal levels of estrogen, regardless of age, who have advanced NSCLC with normal or poor performance status. We believe the lack of safe and effective treatment for women with advanced first-line NSCLC, who have pre-menopausal estrogen levels, represents an unmet medical need. Based on a pooled analysis of STELLAR 3 and 4 phase III trials for treatment of first-line NSCLC PS2 patients, we believe that there is a demonstrated statistically significant survival advantage among women receiving OPAXIO when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of OPAXIO and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR 3 and 4 trials. In September 2007, we initiated our PGT307 trial which focuses exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. Although the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of OPAXIO in the NSCLC setting, we believe that compelling results from PGT307, along with supporting evidence from prior clinical trials, may enable us to submit an NDA in the United States. In early 2008, we limited enrollment on the PGT307 study to sites in the United States only, until either approval of the MAA by the EMEA or until positive results from the GOG0212 trial of OPAXIO for first-line maintenance therapy in ovarian cancer, as discussed below, are reported.

We are developing OPAXIO as potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients by early 2012. Based on the number of events in the database, we are requesting an interim analysis be conducted by the GOG in the second half of 2009. If the GOG agrees to this timing and the interim analysis is successful, it could lead to an NDA filing in 2010.

Brostallicin

We are developing brostallicin through our wholly owned subsidiary, Systems Medicine LLC, or SM, which holds worldwide rights to use, develop, import and export brostallicin, a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. SM currently uses a genomic-based platform to guide development of brostallicin. We expect to use that platform to guide development of our licensed oncology products in the future. We also have a strategic affiliation with the Translational Genomics Research Institute, or TGen, and have the ability to use TGen’s extensive genomic platform and high throughput capabilities to target a cancer drug’s context-of-vulnerability, which is intended to guide clinical trials toward patient populations where the highest likelihood of success should be observed, thereby potentially lowering risk and shortening time to market.

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

Zevalin

In March 2009, we divested our interest in the radiopharmaceutical product Zevalin® (ibritumomab tiuxetan) by selling our 50% interest in the Zevalin joint venture, RIT Oncology, to Spectrum for $16.5 million. Previously, in December 2008, we closed our transaction with Spectrum to form RIT Oncology, to commercialize and develop Zevalin in the United States. We originally acquired the U.S. rights to develop, market and sell Zevalin from Biogen Idec Inc., or Biogen, in December 2007. We received an initial payment of $6.5 million in gross proceeds from Spectrum on March 2, 2009, $750,000 of which was used to pay a consent fee to Biogen, and an additional $6.5 million in gross proceeds on April 3, 2009. The remaining $3.5 million to be received from Spectrum, which is subject to certain adjustments for, among other things, payables determined to be owed between us and RIT Oncology, is being held in escrow and was to be released to us on April 15, 2009. Pursuant to the agreement governing the escrowed amount, on April 10, 2009, we filed for arbitration to have the adjusted amount determined by an arbitrator because we and Spectrum were not able to mutually agree on the amount. In addition, as part of the transaction, we agreed to forego the right to receive up to $15 million in product sales milestone payments in connection with the original transaction establishing the joint venture.

Research and Preclinical Development

Cisplatin is a platinum-based chemotherapy drug used to treat a wide variety of cancers. We are developing new analogues of the dinuclear-platinum complex CT-3610 that is more potent than cisplatin. CT-3610 is endowed with a unique mechanism of action, active in preclinical studies on a large panel of tumor models, sensitive and refractory to cisplatin, and has a safety profile comparable to that of cisplatin. The novel bisplatinum analogues are rationally designed and synthesized to have improved biopharmaceutical properties that reduce the intrinsic reactivity of the molecule and that demonstrate preclinical anti-tumor efficacy in solid tumor models.

We are currently focusing our efforts on pixantrone, OPAXIO, brostallicin and bisplatinates. As of March 31, 2009, we had incurred aggregate net losses of approximately $1.3 billion since inception. We expect to continue to incur additional operating losses for at least the next year.

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

Except for our 5.75% and 7.5% convertible senior notes, all of our convertible senior notes include a feature that calls for make-whole payments upon any conversion of these notes. Our 7.5% convertible senior notes include a feature that calls for make-whole payments in the event of automatic conversion or if the holder requires us to repurchase the notes upon certain non-stock changes in control. These make-whole features along with the conversion options on the notes represent embedded derivatives that must be accounted for separately from the related debt securities except where our convertible senior notes are recorded entirely at fair value pursuant to the guidance in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The fair value of the derivative for our 6.75% convertible senior notes is calculated based on a discounted cash flow model. The fair value of the derivatives related to all other convertible senior notes is calculated using a Monte Carlo simulation model that incorporates factors such as the current price of our common stock, its volatility and estimated time to expiration of the make-whole feature.

Changes in the estimated fair value of the derivative liabilities related to the convertible senior notes are included in gain on derivative liabilities, net and will be remeasured at the end of each reporting period until the relevant feature expires or all of the relevant notes are converted or repurchased.

Restructuring Charges

We have recorded charges in connection with restructuring activities in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), Share-Based Payment (Revised 2004), or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, share awards, and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2009 and 2008

Product sales. Product sales for the three months ended March 31, 2008 relate to Zevalin, our commercial product acquired from Biogen in December 2007. We had no product sales during the three months ended March 31, 2009 due to our divestiture of Zevalin to RIT Oncology in December 2008 and the subsequent sale of our 50% interest in RIT Oncology in March 2009.

License and contract revenue. License and contract revenue for the three months ended March 31, 2009 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Cost of product sold. Cost of product sold for the three months ended March 31, 2008 relates to sales of Zevalin and consists primarily of contractual royalties on product sales in addition to cost of product sold to customers. We had no cost of product sold during the three months ended March 31, 2009 due to our divestiture of Zevalin to RIT Oncology in December 2008 and the subsequent sale of our 50% interest in RIT Oncology in March 2009.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Compounds under development:
Pixantrone	$940	$2,368
OPAXIO	1,307	1,643
Brostallicin	351	1,305
Zevalin	938	1,175
Operating expenses	4,189	8,603
Discovery research	231	761

Total research and development expenses	$7,956	$15,855

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for pixantrone, OPAXIO and brostallicin are approximately $49.7 million, $218.6 million and $8.4 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount.

Research and development expenses decreased to approximately $8.0 million for the three months ended March 31, 2009, from approximately $15.9 million for the three months ended March 31, 2008. Pixantrone costs decreased primarily due to a decrease in clinical development activity mainly related to the discontinuance of patient enrollment during 2008 in our RAPID and EXTEND trials. In early 2008, we closed enrollment on the RAPID trial based on adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. Additionally, we closed enrollment on the EXTEND trial during 2008 as we believed that the current accrual rate would not contribute substantially to the trial’s chance of success. These decreases were partially offset by an increase in manufacturing activity for pixantrone. Costs for our OPAXIO program decreased primarily due to a decrease in regulatory and quality activities. These decreases were partially offset by an increase in clinical development activity related to our PGT307 trial, which was partially offset by a decrease in the GOG0212 study related to a reduction in patient enrollment between periods. Costs for brostallicin declined primarily due to a decrease in clinical development activities related to phase I and phase II studies. Zevalin costs decreased primarily due to the contribution of the product to RIT Oncology, the joint venture we formed with Spectrum on December 15, 2008 which assumed all related Zevalin expenses subsequent to that date. In addition, on March 15, 2009, we sold our interest in the joint venture to Spectrum. The decrease related to the divestiture of the Zevalin product was partially offset by a change in estimate of our costs associated with studies prior to the divestiture of Zevalin. Our operating expenses decreased primarily due to a reduction in personnel costs as well as external consulting costs. Discovery research decreased due to a shift in focus to other products closer to commercialization.

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $8.9 million for the three months ended March 31, 2009, from approximately $11.2 million for the three months ended March 31, 2008. This is primarily due to a $1.2 million decrease in sales and marketing expenses attributed to the divestiture of Zevalin to RIT Oncology in December 2008 and the subsequent sale of our investment in RIT Oncology in March 2009. Our Zevalin sales force, including related selling and marketing expenses were transferred to RIT Oncology in connection with the divestiture. In addition, our compensation and benefits declined significantly for our general and administrative activities primarily due to a decreased headcount as well as a reduction in the accrual for bonus payments.

Amortization of purchased intangibles. Amortization of purchased intangibles for the three months ended March 31, 2008 was due to amortization of our workforce intangible related to our Italian operations, which became fully amortized during 2008, and amortization of intangible assets acquired in connection with our acquisition of Zevalin in December 2007, which were contributed to RIT Oncology in December 2008.

Gain on sale of investment in joint venture. During the three months ended March 31, 2009, we recorded a $10.2 million one-time gain on the sale of our 50% interest in RIT Oncology. This amount was based on the difference between $16.5 million in gross proceeds and the approximately $4.6 million book value of our investment in RIT Oncology at the time of sale, net of approximately $1.6 million in transaction costs.

Investment and other income. Investment and other income for the three months ended March 31, 2009 decreased to approximately $34,000 as compared to $260,000 for the three months ended March 31, 2008 primarily due to a lower average securities available-for-sale balance.

Interest expense. Interest expense decreased to approximately $1.6 million for the three months ended March 31, 2009 from approximately $2.0 million for the three months ended March 31, 2008. This was due to a decrease of approximately $0.2 million in interest expense on our 5.75% convertible subordinated and senior subordinated notes due to their maturity in June 2008. During the three months ended March 31, 2009, we also reversed approximately $0.1 million in interest expense accrued at December 31, 2008 for our 10% convertible senior notes due 2011, or 10% notes, as the remaining outstanding principal balance of these notes was converted into common stock during the first quarter of 2009. In addition, interest expense related to our 9% convertible senior notes, or 9% notes, decreased approximately $50,000 due to the conversion of $17.3 million and $5.3 million principal amount of these notes into common stock in the second quarter of 2008 and the first quarter of 2009.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs decreased to approximately $4.9 million for the three months ended March 31, 2009 from approximately $10.9 million for the three months ended March 31, 2008. This was primarily due to a decrease of $8.9 million in accelerated amortization of issuance costs and debt discount related to the conversion of $28.8 million principal balance of our 9% notes during the three months ended March 31, 2008 versus the conversion of only $5.3 million of these notes during the three months ended March 31, 2009. This was offset by an increase of $2.8 million in accelerated amortization of issuance costs and debt discount related to the conversion of $18.0 million principal balance of our 10% notes during the three months ended March 31, 2009.

Foreign exchange gain (loss). The foreign exchange gain or loss for the three months ended March 31, 2009 and 2008 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense for the three months ended March 31, 2009 is related to $5.4 million in payments made upon the conversion of $18.0 million of our 10% notes and $0.9 million in payments made upon the conversion of $5.3 million of our 9% notes. The amount of $7.8 million for the three months ended March 31, 2008 is related to payments made upon the conversion of $28.8 million of our 9% notes.

Gain on derivative liabilities, net. The gain on derivative liabilities of $5.6 million for the three months ended March 31, 2009 is primarily due to a gain of $4.4 million resulting from the change in the estimated fair value of the derivative liabilities related to the embedded conversion option on our 10% notes. In addition, there was also a gain of $1.3 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant that was issued in connection with the issuance of our 13.5% convertible senior notes and Series E preferred stock financing in April 2008. The amount of $11.7 million for the three months ended March 31, 2008 primarily represents the change in the estimated fair value of the derivative liability related to the embedded conversion option on our 9% notes.

Loss on exchange of convertible notes. We recorded a loss of approximately $2.3 million for the three months ended March 31, 2008 due to the extinguishment of approximately $9.1 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately 6.8 million shares of our common stock.

Equity loss from investment in joint venture. The loss for the three months ended March 31, 2009 relates to our 50% interest in RIT Oncology, prior to the sale of this interest in March 2009, which we accounted for using the equity method of accounting.

Settlement expense. Settlement expense of $0.2 million for the three months ended March 31, 2009 relates to payments made to RHP Master Fund, Ltd, or RHP, for the release of all claims against us in connection with our alleged breach of contract related to RHP’s Series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had approximately $0.7 million in cash and cash equivalents. In addition, in April 2009, we received $6.5 million, net of adjustments, from Spectrum related to the remaining amount owed to us for the sale of our 50% interest in RIT Oncology and $20.0 million in gross proceeds for the issuance of 20,000 shares of our Series 1 preferred stock. We also received $3.8 million in May 2009 for the exercise of all Class A warrants related to our Series 1 preferred stock. On April 15, 2009, we expected to receive the final installment in connection with the divestiture of our interest in RIT Oncology of approximately $3.5 million, subject to adjustment for certain liabilities and other obligations, which amount is currently held in escrow by an independent third-party escrow agent. This payment was not released to us because we and Spectrum dispute the amount of the adjustment. On April 10, 2009, we filed a demand for arbitration to resolve the dispute regarding Spectrum’s payment of the final installment. The arbitration hearing is scheduled to occur on May 14, 2009. There is no certainty that we will receive all or substantially all of such amount as an outcome of the arbitration. We expect our cash burn rate for the remainder of 2009 to be between $2.0 million and $3.5 million per month.

Net cash used in operating activities decreased to approximately $19.2 million during the three months ended March 31, 2009, compared to approximately $24.2 million for the same period during 2008 primarily due to a decrease in our selling, general and administrative and research and development expenses offset by a decrease in our accounts payable and accrued expenses for the three months ended March 31, 2009 compared to an increase to these liability amounts during the comparable period in 2008.

Net cash provided by investing activities of approximately $13.1 million for the three months ended March 31, 2009 was primarily due to $6.8 million in net proceeds from Spectrum in January 2009 related to the initial formation of RIT Oncology in December 2008. We also received $5.7 million in net proceeds from Spectrum in March 2009 related to the sale of our 50% interest in RIT Oncology. Net cash provided by investing activities of approximately $0.2 million for the three months ended March 31, 2008 was primarily due to proceeds from sales and maturities of securities available-for-sale offset by purchases of securities available-for-sale, cash paid for acquisition costs related to our purchase of Zevalin in December 2007 and purchases of property and equipment.

Net cash used in financing activities of approximately $3.2 million for the three months ended March 31, 2009 was primarily due to a $3.0 million deemed dividend payment in connection with our settlement with Tang Capital Partners LP for full release of all claims against us in connection with our alleged breach of contract related to Tang’s Series B preferred stock. This amount was accrued as of December 31, 2008 and paid in January 2009. Net cash provided by financing activities of approximately $19.4 million for the three months ended March 31, 2008 was primarily related to proceeds from the issuance of our 9% notes, net of issuance costs, restricted cash placed in escrow to fund make-whole payments related to these notes and a deemed dividend payment to induce existing holders of our Series A, B, C and D convertible preferred stock to convert their shares of preferred stock into our common stock.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and we expect to generate losses from operations for at least the next year primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. Our existing cash and cash equivalents, securities available-for-sale and interest receivable including proceeds from our offerings to date is not sufficient to fund our presently anticipated operations beyond August 2009. Accordingly, we have implemented cost savings initiatives to reduce operating expenses, including the reduction of employees related to Zevalin operations and our planned divestiture or closure of our operations in Italy and we continue to seek additional areas for cost reductions. However, we must also raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

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

The following table includes information relating to our contractual obligations as of March 31, 2009 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
9% Convertible senior notes (1)	$335	$—	$335	$—	$—
7.5% Convertible senior notes (2)	33,458	—	33,458	—	—
6.75% Convertible senior notes (3)	7,000	—	7,000	—	—
5.75% Convertible senior notes (4)	23,000	—	23,000	—	—
4.0% Convertible senior subordinated notes (5)	55,150	—	55,150	—	—
Interest on convertible notes	12,408	6,540	5,868	—	—
Operating leases:
Facilities	14,588	4,925	8,283	1,380	—
Long-term obligations (6)	1,503	368	930	205	—

	$147,442	$11,833	$134,024	$1,585	$—

(1)	The 9% convertible senior notes are convertible into shares of our common stock at a conversion rate of 70.922 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $14.10 per share.

(2)	The 7.5% convertible senior notes are convertible into shares of our common stock at a conversion rate of 11.96298 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $83.59 per share.

(3)	The 6.75% convertible senior notes are convertible into shares of our common stock at a conversion rate of 9.50925 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $105.16 per share.

(4)	The 5.75% convertible senior notes are convertible into shares of our common stock at a conversion rate of 33.33333 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $30.00 per share.

(5)	The 4.0% convertible senior subordinated notes are convertible into shares of our common stock at a conversion rate of 1.85185 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $540.00 per share.

(6)	Long-term obligations does not include $1.1 million related to excess facilities charges and $0.8 million recorded as a long-term obligation for benefits owed to our Italian employees pursuant to Italian Law. The timing of the payments related to this obligation is unknown as the benefit is paid upon an employee’s separation from us.

Additional Milestone Activities

We have an amended agreement with PG-TXL Company L.P., or PG-TXL, which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. Pursuant to this agreement we were required to pay a $0.5 million milestone payment that became due upon the acceptance of our MAA for review by the EMEA in March 2008. We may also be required to pay up to $14.4 million in additional milestone payments under this agreement including a $5.0 million payment upon approval of the MAA filing by the EMEA, which may occur in the second half of 2009. The timing of the remaining milestone payments under the amended agreement is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $6.1 million in additional milestone payments related to the trial. Included in this amount is a $1.0 million milestone payment that became due in the fourth quarter of 2008 based on patient enrollment which remains outstanding as of May 5, 2009. We also estimate that an additional milestone payment of $1.6 million may become due in the fourth quarter of 2009 based on patient enrollment.

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

In connection with our acquisition of Systems Medicine, Inc., we may be required to pay its stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain NASDAQ limitations on the issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin.

Pursuant to an acquisition agreement entered into with Cephalon, Inc., or Cephalon, in June 2005, we may receive up to $100 million in payments upon achievement by Cephalon of specified sales and development milestones related to TRISENOX. However, the achievement of any such milestones is uncertain at this time.

Under our agreement with Novartis Pharmaceutical Company Ltd., or Novartis, if Novartis elects to participate in the development and commercialization of OPAXIO or if Novartis exercises its option to develop and commercialize pixantrone and we are able to negotiate a definitive agreement with Novartis, we may receive up to $374.0 million in registration and sales related milestone payments. Novartis is under no obligation to make such election or exercise such right and may never do so. Additionally, even if Novartis exercises such rights, any milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals, which we may never receive.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We have maintained a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at December 31, 2008 was $0.6 million and for each one percent change in interest rates, the change in the fair value of our securities available-for-sale outstanding as of this date would have been immaterial. We had no securities available-for-sale outstanding as of March 31, 2009.

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, we are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars. Although our reporting currency is the U.S. dollar, a portion of our consolidated costs arise in euros, which we translate into U.S. dollars for purposes of financial reporting, based on exchange rates prevailing during the applicable reporting period. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Accordingly, changes in the value of the U.S. dollar relative to the euro might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might harm our reported results and accounts from period to period.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents and interest receivable, or foreign funds. As of March 31, 2009, the balance of our foreign funds is immaterial and, consequently, any negative currency exchange movement would have an immaterial effect on the fair value of these funds.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, under the supervision and with the participation of our Chief Executive Officer and Executive Vice President, Finance and Administration, or EVP of Finance, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and EVP of Finance have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the second half of 2008, we began the implementation of Oracle EBS for financial reporting which was completed as of January 1, 2009. While we expect future changes and enhancements in our internal controls as a result of the new system, for the quarter ended March 31, 2009, there were no significant changes in our internal controls as a result of the implementation. Any new controls designed and implemented as a result of the new financial system will be tested beginning in the second half of 2009.

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Recent Legal Proceedings

On January 2, 2008, Tang Capital Partners LP, or Tang, filed a civil action in the United States District Court for the Southern District of New York in which Tang alleged that we breached a Securities Purchase Agreement, executed on or about April 16, 2007 in connection with the issuance of our Series B convertible preferred stock, or Series B preferred stock. On January 3, 2009, we entered into a settlement agreement with Tang with respect to the civil action filed by Tang on January 2, 2008. In exchange for the full release of all claims arising directly or indirectly out of or related to Tang’s purchase, acquisition, ownership, interest in or rights under our Series B 3% preferred stock, we agreed to pay Tang $5.1 million. Final payment was completed on January 29, 2009. A holder of our Series C convertible preferred stock, Enable Capital Management LLC, or Enable, filed a lawsuit on January 23, 2008 in the Supreme Court of the State of New York with similar claims to the Tang action. On September 29, 2008, Enable entered into a release agreement with us to fully resolve this action. On May 5, 2008, RHP Master Fund, Ltd., or RHP, a holder of our Series A convertible preferred stock filed suit in the United States District Court for the Southern District of New York alleging breach of contract and violation of Washington Business Corporation Act, and breach of fiduciary duty by certain officer and director defendants. On February 4, 2009, for $0.1 million and 4.0 million shares of our common stock, we settled all claims that were filed or could have been filed by RHP.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third-party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. That appeal remains pending. If successful on appeal, we intend to return to the United States District Court for trial. There is no guarantee that we will prevail in the appeal or at trial.

On February 20, 2009, we notified Spectrum that we had exercised our option to sell to Spectrum all of our membership interest in their 50/50 owned joint venture, RIT Oncology, and on March 2, 2009, Spectrum made the first payment totaling $6.5 million. The sale of our membership interest to Spectrum closed on March 15, 2009, and the remaining $10.0 million of the total $16.5 million purchase price was deposited into an escrow account to be paid to us in two additional installments. On April 3, 2009, $6.5 million was released to us from this escrow account and the final installment of $3.5 million, subject to an adjustment for certain liabilities and other obligations, was scheduled to be released to CTI on April 15, 2009. This final installment payment was not released to us because we and Spectrum dispute the amount of the adjustment. On April 10, 2009, we filed a demand for arbitration regarding Spectrum’s payment of the final installment, or the Demand, and on April 22, 2009, Spectrum filed a cross-claim alleging that Spectrum is entitled to the funds held in escrow and that Spectrum is owed additional amounts under relevant agreements. The arbitration hearing is scheduled to occur on May 14, 2009. In the Demand, we allege that all liabilities and other obligations related to Zevalin have been properly accrued on our books as of March 31, 2009 and that the accrual information and evidence available as of this date are consistent with the Demand based on the information available to us at this time. However, we are unable to predict or provide any opinion on the possible outcome of the arbitration, including, but not limited to, the likelihood of any contingency loss based on the outcome of the arbitrator’s decision or estimate of the amount or range of potential settlement expense that we may incur, if any, as a result of the arbitrator’s decision or the arbitration proceeding.

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

On May 1, 2008 i3, a contract research organization, sent a letter claiming we owed i3 $2.2 million pursuant to clinical support work. All of these charges have been previously invoiced to us, but the invoices are being evaluated for the association of the work being billed to the contract assignments, as well as the relationship of the pass-through costs to approvable work. On November 6, 2008, i3 filed a demand for arbitration of this dispute with the American Arbitration Association, seeking damages of $2.2 million. That arbitration is pending. While it is probable that some money will be owed to i3, it is not possible at this time to estimate the amount, however we previously recorded $0.2 million related to the invoiced i3 services which is included in the Company’s accounts payable balance as of March 31, 2009.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance. We currently have one arbitration action, but no pending court litigation against us.

Item 1A.	Risk Factors

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

Factors Affecting Our Operating Results and Financial Condition

We need to raise additional funds and expect that we will need to continue to raise funds in the future, and additional funds may not be available on acceptable terms, or at all; failure to raise significant additional funds may cause us to cease development of our products and operations.

We have substantial operating expenses associated with the development of our product candidates and as of March 31, 2009 we had cash and cash equivalents of approximately $0.7 million, which does not take into account $6.5 million in gross proceeds received from Spectrum on April 3, 2009 in connection with the sale of our 50% interest in RIT Oncology to Spectrum as well as $20.0 million in gross proceeds received in April 2009 for the issuance of 20,000 shares of our Series 1 preferred stock. We also received $3.8 million in May 2009 for the exercise of all Class A warrants related to our Series 1 preferred stock. In addition, on April 15, 2009, we expected to receive the final installment in connection with the divestiture of our interest in RIT Oncology of approximately $3.5 million, subject to adjustment for certain liabilities and other obligations, which amount is currently held in escrow by an independent third-party escrow agent. This payment was not released to us because we and Spectrum dispute the amount of adjustment. On April 10, 2009, we filed a demand for arbitration to resolve the dispute regarding Spectrum’s payment of the final installment. The arbitration hearing is scheduled to occur on May 14, 2009. There is no certainty that we will receive all or substantially all of such amount as an outcome of the arbitration. As of March 31, 2009, our total current liabilities were approximately $36.9 million and we also had a substantial amount of debt outstanding. The aggregate principal balance of our convertible notes as of March 31, 2009 was approximately $118.9 million with interest rates ranging from 4% to 9%. We expect that our existing cash and cash equivalents, securities available-for-sale, interest receivable as well as proceeds received from our offerings to date will not provide sufficient working capital to fund our presently anticipated operations beyond August 2009 and we therefore need to raise additional capital. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to pixantrone, OPAXIO and brostallicin, and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets, such as our transfer of Zevalin assets to RIT Oncology and our subsequent sale of our 50% interest in RIT Oncology. In addition, some financing alternatives may require us to meet additional regulatory requirements in Italy and the United States, which may increase our costs and adversely affect our ability to obtain financing. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, shareholders may experience dilution of their proportionate ownership of us.

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

We were incorporated in 1991 and have incurred a net operating loss every year. As of March 31, 2009, we had an accumulated deficit of approximately $1.3 billion. We are pursuing regulatory approval for pixantrone, OPAXIO and brostallicin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities, expenses which, together with projected general and administrative expenses, will result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

Effective with the opening of trading on January 8, 2009, the U.S. listing of our common stock was transferred to The NASDAQ Capital Market, subject to meeting a minimum market value of listed securities of $35 million. The NASDAQ Listing Qualifications Panel, or the Panel, approved this transfer after our market capitalization did not comply with the minimum market capitalization required for companies listed on The NASDAQ Global Market, and we presented a plan to the Panel for regaining compliance with the NASDAQ Marketplace Rules. On January 23, 2009, we received an Additional Staff Determination Letter, or the Determination Letter, from The NASDAQ Stock Market, or NASDAQ, that stated the NASDAQ staff had concluded that we had violated Marketplace Rule 4350(i)(1)(C), which requires shareholder approval in connection with an acquisition if the issuance or potential issuance is greater than 20% of the pre-acquisition shares outstanding, and that we had at times not complied with Marketplace Rule 4310(c)(17) regarding submission of a “Listing of Additional Shares” form. On February 18, 2009, we updated the Panel on our plan for regaining compliance and requested an extension of the deadline to regain compliance with the minimum market capitalization requirement for The NASDAQ Capital

Market. On March 6, 2009, we were notified by NASDAQ that the Panel had determined to continue the listing of our common stock on The NASDAQ Capital Market, subject to the condition that, on or before April 6, 2009, we demonstrate compliance with all applicable standards for continued listing on The NASDAQ Capital Market, including the $35 million minimum market capitalization requirement. In addition, the Panel issued a public reprimand for our prior failures to comply with the shareholder approval requirements and late filing of “Listing of Additional Shares” forms. On April 2, 2009, we were notified by NASDAQ that we had complied with the Panel’s decision dated March 6, 2009, and, accordingly, the Panel had determined to continue the listing of our common stock on The NASDAQ Stock Market.

As of May 5, 2009, our stock price was below $1.00. Although NASDAQ has suspended the $1.00 minimum bid price requirement through July 19, 2009, there can be no assurances that our stock price will be above $1.00 when the minimum bid price requirement is reinstated, nor can there be any assurance that NASDAQ will further extend the suspension of such requirement. At our Special Meeting of Shareholders held on March 24, 2009, the proposal to allow the Board, in its discretion, to effect a reverse stock split of our common stock was not approved by the shareholders. In the event that our stock price is below $1.00 when the minimum bid price requirement is reinstated, we may not be able to effect a reverse stock split to increase our stock price if we are unable to obtain shareholder approval of a reverse stock split in the future.

In the event our common stock is delisted from the NASDAQ markets, we currently expect that our common stock would be eligible to be listed on the OTC Bulletin Board or Pink Sheets. We do not know what impact delisting from the NASDAQ markets may have on our listing with the Borsa Italiana.

Although we continue to be listed on The NASDAQ Capital Market, trading in our common stock may be halted or suspended due to market conditions or if NASDAQ, CONSOB or the Borsa Italiana determines that trading in our common stock is inadvisable. Trading in our common stock was halted by the Borsa Italiana on February 10, 2009, and, as a consequence, trading in our common stock was halted by NASDAQ. After we provided CONSOB with additional information and clarification on our business operations and financial condition as requested and published a press release containing such information in Italy, CONSOB and NASDAQ lifted the trading halt on our stock. In addition, on March 23, 2009, the Borsa Italiana halted trading of our common stock on the MTA stock market and resumed trading prior to opening of the MTA the next day after we filed a press release regarding the explanatory paragraph in our auditor’s reports on our December 31, 2008 and 2007 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. As a consequence, NASDAQ also halted trading in our common stock on March 23, 2009, but re-initiated trading later that day. Although we file press releases with CONSOB at the end of each month regarding our business and financial condition, CONSOB may make additional inquiries about our business and financial conditions at any time, and there can be no guarantee that CONSOB or NASDAQ will not halt trading in our shares again in the future.

If our common stock ceases to be listed for trading on The NASDAQ Stock Market, the MTA, or both for any reason or if trading in our stock is halted or suspended on The NASDAQ Stock Market, the MTA, or both, it may harm our stock price, increase the volatility of our stock price and make it more difficult for investors to buy or sell shares of our common stock. Moreover, if our common stock ceases to be listed for trading on The NASDAQ Stock Market or if trading in our stock is halted or suspended on The NASDAQ Stock Market, we may become subject to certain obligations. In addition, if we are not listed on The NASDAQ Stock Market and/or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may have a material adverse effect on our ability to raise the capital we need.

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

In addition, under Italian law, we must publish a listing prospectus that has been approved by CONSOB prior to issuing common stock in any twelve-month period that exceeds 10% of the number of shares of common stock outstanding at the beginning of that period. We have attempted to publish a listing prospectus in Italy to cover our general offerings for the past two years, beginning in April 2007. After working with CONSOB to meet their requirements to publish that listing prospectus for the remainder of 2007, we were finally able to publish a listing prospectus in January 2008; however, that listing prospectus was limited to shares to be issued to Société Générale under the Step-Up Equity Financing Agreement we entered into with Société Générale in 2006, which has since terminated. After meeting with CONSOB in 2008 to further discuss their requirements for a more general listing prospectus, we filed a new listing prospectus on December 31, 2008 which has not yet been published. We are continuing to work with CONSOB to meet their requirements to publish this new listing prospectus. As a result, we are required to raise money using alternative forms of securities; for example, we use convertible preferred stock and convertible debt in lieu of common stock as convertible preferred stock and convertible debt are not subject to the 10% limitation imposed by Italian law.

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

•

maintaining appropriate uniform standards, controls, procedures and policies relating to financial reporting and employment-related matters, and the conduct of development activities that comply with both United States and Italian laws and regulations.

We may not succeed in addressing these challenges, risks and duties, any of which may be exacerbated by the geographic separation of our operations in the United States and in Italy. These risks related to doing business in Italy could harm our business, financial condition and results of operations.

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

Our financial condition may be adversely affected if third parties default in the performance of contractual obligations.

Because we do not currently have any marketed products producing revenue, our business is dependent on the performance by third parties of their responsibilities under contractual relationships, including the timely and mutual determination of our dispute with Spectrum regarding the adjustment to $3.5 million currently held in escrow and the timely release of such remaining purchase price for the sale of our remaining 50% interest in RIT Oncology. If third parties default on their performance of their contractual obligations, we could suffer significant financial losses and operational problems, which could in turn adversely affect our financial performance, cash flows or results of operations and may jeopardize our ability to maintain our operations.

We may not realize any royalties, milestone payments or other benefits under the License and Co-Development Agreement entered into with Novartis Pharmaceutical Company Ltd.

We have entered into a License and Co-Development agreement related to OPAXIO and pixantrone with Novartis International Pharmaceutical Ltd., or Novartis, pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of OPAXIO and an option to enter into an exclusive worldwide license to develop and commercialize pixantrone. We will not receive any royalty or milestone payments under this agreement unless Novartis exercises its option related to pixantrone and we are able to reach a definitive agreement or Novartis elects to participate in the development and commercialization of OPAXIO. Novartis is under no obligation to make such election and enter into a definitive license agreement or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. In the event Novartis does not elect to participate in the development of OPAXIO or pixantrone, we may not be able to find another suitable partner for the commercialization and development of those products, which may have an adverse effect on our ability to bring those drugs to market. In addition, we would need to obtain a release from Novartis prior to entering into any agreement to develop and commercialize pixantrone or OPAXIO with a third-party. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels to generate royalty or milestone payments even if Novartis elects to exercise its option with regard to pixantrone and enter into a definitive license agreement or to participate in the development and commercialization of OPAXIO. Novartis has the right under the agreement in its sole discretion to terminate such agreement at any time on written notice to us.

We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO given that our three STELLAR phase III clinical trials for the treatment of non-small cell lung cancer did not meet their primary endpoints.

We cannot guarantee that we will obtain regulatory approval to manufacture or market any of our drug candidates. Obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and risky. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval.

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

Based on discussions with the EMEA Scientific Advice Working Party, we submitted an MAA for OPAXIO in Europe on March 4, 2008 based on results of the STELLAR trials. The MAA was accepted for review by the EMEA in April 2008, however a successful regulatory outcome from the EMEA is not assured as the EMEA’s final opinion cannot be predicted until they have had the opportunity to complete a thorough review of the clinical data that was presented in the MAA. We expect to receive an opinion from the EMEA by mid 2009.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current product candidates have received approval for marketing in any country. In March 2008, we submitted an MAA to the EMEA for OPAXIO. In April 2008, the EMEA accepted the MAA for review and we expect to receive an opinion from the EMEA by mid 2009. In addition, on April 13, 2009, we began submission of a rolling NDA to the FDA for pixantrone to treat relapsed aggressive NHL and expect to complete the submission and request priority review in the second quarter of 2009. If priority review status is granted, the FDA could provide a decision on the NDA as early as six months after the final submission of the NDA. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. In addition, data obtained from clinical trials are susceptible to varying interpretations, and government regulators and our collaborators may not agree with our interpretation of our clinical trial results. If our products are not approved quickly enough to provide net revenues to defray our debt and operating expenses, our business, financial condition and results of operations will be adversely affected.

In the event that we receive marketing approval for any of our product candidates, we will be subject to numerous regulations and statutes regulating the manner of selling and obtaining reimbursement for those products. For example, federal statutes generally prohibit providing certain discounts and payments to physicians to encourage them to prescribe our product. Violations of such regulations or statutes may result in treble damages, criminal or civil penalties, fines or exclusion of us or our employees from participation in federal and state health care programs. Although we have policies prohibiting violations of relevant regulations and statutes, unauthorized actions of our employees or consultants, or unfavorable interpretations of such regulations or statutes may result in third parties or regulatory agencies bringing legal proceedings or enforcement actions against us. Because we will likely need to develop a new sales force for any future marketed products, we may have a greater risk of such violations from lack of adequate training or experience. The expense to retain and pay legal counsel and consultants to defend against any such proceedings would be substantial, and together with the diversion of management’s time and attention to assist in any such defense, may negatively affect our business, financial condition and results of operations.

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

The marketing and promotion of pharmaceuticals is also heavily regulated, particularly with regard to prohibitions on the promotion of products for off-label uses. In April 2007, we paid a civil penalty of $10.5 million and entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon Inc. in July 2005. As part of that settlement agreement and in connection with the acquisition of Zevalin, we also entered into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services, which required us to establish a compliance committee and compliance program and adopt a formal code of conduct.

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

•

If we are successful in bringing OPAXIO to market, we will face direct competition from oncology-focused multinational corporations. OPAXIO will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products including, among others, Bristol-Myers Squibb Co. and others, which markets paclitaxel and generic forms of paclitaxel; Aventis, which markets docetaxel; Genentech, Roche and OSI Pharmaceuticals, which markets Tarceva™; Genentech and Roche, which markets Avastin™, Eli Lilly, which markets Alimta® , and American Pharmaceutical Partners, which markets Abraxane™. In addition, other companies such as NeoPharm Inc. and Telik, Inc. are also developing products which could compete with OPAXIO.

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

We attempt to monitor patent filings for patents that may be relevant to our products and product candidates in an effort to guide the design and development of our products to avoid infringement but have not conducted an exhaustive search. We may not be able to successfully challenge the validity of these patents and could be required to pay substantial damages, possibly including treble damages, for past infringement and attorneys’ fees if it is ultimately determined that our products infringe a third-party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Moreover, third parties may challenge the patents that have been issued or licensed to us. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

We may be unable to obtain a quorum for meetings of our shareholders or obtain necessary shareholder approvals and therefore be unable to take certain corporate actions.

Our articles require that a quorum, consisting of one-third of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our articles, such as an amendment to increase our authorized capital stock, require the approval of a majority of our outstanding shares. A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner taking no action to direct the voting of such shares. Under Rule 452 of the New York Stock Exchange, the U.S. broker-dealer may vote shares absent direction from the beneficial owner on certain matters, such as the uncontested election of directors, an amendment to our articles of incorporation to increase authorized shares that are to be used for general corporate purposes, and the ratification of our auditors. As a result of this custody transfer, we were able to hold special meetings of the shareholders in April 2007, January 2008 and March 2009 and annual meetings of the shareholders in September 2007 and June 2008. At the meeting in June 2008, our shareholders approved a proposal to reduce our quorum requirement from a majority of outstanding voting shares to one-third of outstanding voting shares. However, obtaining a quorum at future meetings even at the lower threshold and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain quorum at future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

If we are unable to obtain a quorum at our shareholder meetings and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on us. In addition, brokers may only vote on those matters for which broker discretionary voting is allowed under Rule 452 of the New York Stock Exchange, and we may not be able to obtain the required number of votes to approve certain proposals that require a majority of all outstanding shares to approve the proposal due to our reliance on broker discretionary voting. Therefore it is possible that even if we are able to obtain a quorum for our meetings of the shareholders we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, such failure could have a material adverse effect on us. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting.

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

We divested our commercial product, TRISENOX, in July 2005 and fully divested our commercial product, Zevalin, in March 2009. Currently, we do not have a marketed product, and unless we are able to develop one of our product candidates such as pixantrone into an approved commercial product, we will not generate any significant revenues from product sales, royalty payments, license fees or otherwise. Pixantrone, OPAXIO and brostallicin are currently in clinical trials; these clinical trials may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product. For example, our STELLAR phase III clinical trials for OPAXIO for the treatment of non-small cell lung cancer failed to meet their primary endpoints. In addition, a number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. We will need to commit significant time and resources to develop these and any additional product candidates. Our product candidates will be successful only if:

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

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. All of our product candidates in clinical development are in-licensed from a third-party, including pixantrone, OPAXIO and brostallicin.

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

If we fail to commence, complete, experience delays in any of our present or planned clinical trials or need to perform more or larger clinical trials than planned, our development costs may increase and/or our ability to commercialize our product candidates may be adversely affected. If delays or costs are significant, our financial results and our ability to commercialize our product candidates may be adversely affected.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended May 5, 2009, our stock price has ranged from a low of $0.05 to a high of $7.20. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. For example, in the case of our Company, beginning in March 2005, several class action lawsuits were instituted against us and certain of our directors and officers and a derivative action lawsuit was filed against our full board of directors. While these lawsuits were dismissed with prejudice, as a result of these types of lawsuits, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business as we respond to the litigation. We maintain significant insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we may face in the future, or that it will be adequate to cover all potential liabilities and damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	As of April 13, 2009, we issued a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.45 per share to Rodman & Renshaw, LLC as compensation for investment banking services. The warrant is not exercisable for six months and expires on October 14, 2014. The warrant and the shares of our common stock issuable upon exercise of the warrant are exempt from the registration pursuant to Section 4(2) of the Securities Exchange Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On March 24, 2009, we held a Special Meeting of Shareholders, or the Special Meeting. The record date for this meeting was February 4, 2009. Each share of our common stock was entitled to one vote per share, each share of our Series A preferred stock outstanding on the record date was entitled to approximately 14.95 votes per share, each share of our Series B preferred stock outstanding on the record date was entitled to approximately 14.86 votes per share, each share of our Series D preferred stock outstanding on the record date was entitled to approximately 38.28 votes per share and each share of our Series F preferred stock outstanding on the record date was entitled to approximately 7,142.9 votes per share (or fewer, if such share’s conversion rights as of the record date are limited by operation of an applicable 9.99% “blocker” provision under our articles of incorporation).

(b)	Not applicable.

(c)	At the Special Meeting, our shareholders approved the amendment to our articles of incorporation to increase the number of authorized shares from 410,000,000 to 810,000,000 and to increase the number of authorized shares of our common stock from 400,000,000 to 800,000,000. With respect to this proposal, there were 180,082,220 votes cast for the proposal, 37,949,421 votes cast against the proposal and 5,986,341 abstentions.

Our shareholders approved an amendment to our 2007 Equity Incentive Plan to increase the maximum number of shares of our common stock authorized for issuance under such plan by 25,000,000 shares of our common stock, to a total of 26,661,082 shares of our common stock. With respect to the proposal, there were 142,748,101 votes cast for the proposal, 19,076,433 votes cast against the proposal and 5,128,818 abstentions.

Our shareholders approved an amendment to our 2007 Employee Stock Purchase Plan to increase the maximum number of shares of our common stock authorized for issuance under such plan by 1,000,000 shares of our common stock, to a total of 1,025,000 shares of our common stock. With respect to the proposal, there were 146,302,110 votes cast for the proposal, 15,529,533 votes cast against the proposal and 5,121,709 abstentions.

A proposal to amend our articles of incorporation to effect a reverse stock split was not approved as we did not receive the affirmative vote of a majority of the votes held by holders of our common stock and our preferred stock that are entitled to vote at the shareholder meeting. With respect to the proposal, there were 175,708,388 votes cast for the proposal, 42,800,920 votes cast against the proposal and 5,508,674 abstentions.

(d)	Not applicable.

Item 6.	Exhibits

(a)	Exhibits

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on June 24, 2008).

3.2	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 4, 2008).

3.3	Registrant’s Articles of Amendment to Amended and Restated Articles of the Registrant (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.4	Registrant’s Amendment to Amended and Restated Articles of the Registrant (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.5	Registrant’s Amended and Restated Bylaws (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 25, 2008).

10.1	Employment Agreement, by and between the Registrant and James A. Bianco, dated January 1, 2009 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 6, 2009).

10.2	Letter Agreement with Midsummer Investment, Ltd., SCO Capital Partners, LLC, Context Opportunistic Master Fund, LP, Context Capital Management, LLC, ALTMA Fund SICAV PLC in Respect of the Grafton Sub Fund, Rockmore Investment Mater Fund Ltd., TRUK Opportunity Fund, LLC, TRUK International Fund, LP, McMahan Securities Co., L.P., Tewksbury Investment Fund Ltd., Whitebox Hedged High Yield Partners, LP and Whitebox Combined Partners, LP, dated January 29, 2009 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

10.3	Letter Agreement with RHP Master Fund Ltd., dated February 4, 2009 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC. (Registrant)

Dated: May 7, 2009	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D. Chief Executive Officer

Dated: May 7, 2009	By:	/s/ Louis A. Bianco
Louis A. Bianco Executive Vice President, Finance and Administration (Principal Financial Officer, Chief Accounting Officer)