Form 10-Q
period 2009-09-30
CELL THERAPEUTICS INC
filed 2009-11-05
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2009
Common Stock, no par value	574,426,088

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,992	$10,072
Restricted cash	—	6,640
Securities available-for-sale	—	599
Accounts receivable, net	—	982
Note receivable from joint venture	—	7,500
Prepaid expenses and other current assets	4,505	2,368

Total current assets	59,497	28,161
Property and equipment, net	2,658	4,324
Goodwill	17,064	17,064
Investment in joint venture	—	5,830
Other assets	8,080	8,864

Total assets	$87,299	$64,243

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,804	$9,327
Accrued expenses	26,141	29,308
Warrant liability	—	2,830
Current portion of deferred revenue	80	80
Current portion of long-term obligations	1,494	757
4% convertible senior subordinated notes	40,363	—

Total current liabilities	72,882	42,302
Deferred revenue, less current portion	259	319
Long-term obligations, less current portion	2,035	2,907
10% convertible senior notes due 2011	—	19,784
9% convertible senior notes	—	4,104
7.5% convertible senior notes	10,073	32,601
6.75% convertible senior notes	—	6,926
5.75% convertible senior notes	11,579	23,808
4% convertible senior subordinated notes	—	55,150

Total liabilities	96,828	187,901

Commitments and contingencies

Preferred stock, no par value:
Authorized shares - 10,000,000
Series A 3% convertible preferred stock, $1,000 stated value, 20,000 shares designated; 0 (unaudited) and 550 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	417
Series B 3% convertible preferred stock, $1,000 stated value, 37,200 shares designated; 0 (unaudited) and 5,218 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	4,031
Series C 3% convertible preferred stock, $1,000 stated value, 20,250 shares designated; 0 (unaudited) and 4,284 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	3,221
Series D 7% convertible preferred stock, $1,000 stated value, 6,500 shares designated; 0 (unaudited) and 1,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	734
Common stock purchase warrants	2,104	—

Shareholders’ deficit:
Common stock, no par value:
Authorized shares - 800,000,000
Issued and outstanding shares - 563,582,488 (unaudited) and 186,411,922 at September 30, 2009 and December 31, 2008, respectively	1,398,755	1,188,071
Accumulated other comprehensive loss	(8,524)	(7,812)
Accumulated deficit	(1,401,706)	(1,312,320)

Total CTI shareholders’ deficit	(11,475)	(132,061)
Noncontrolling interest	(158)	—

Total shareholders’ deficit	(11,633)	(132,061)

Total liabilities and shareholders’ deficit	$87,299	$64,243

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$—	$2,580	$—	$8,824
License and contract revenue	20	20	60	60

Total revenues	20	2,600	60	8,884

Operating expenses, net:
Cost of product sold	—	692	—	2,349
Research and development	7,602	11,326	22,878	43,038
Selling, general and administrative	19,667	7,834	38,997	30,562
Amortization of purchased intangibles	—	606	—	1,540
Restructuring charges and related gain on sale of assets, net	(178)	—	3,766	—
Gain on sale of investment in joint venture	—	—	(10,244)	—

Total operating expenses, net	27,091	20,458	55,397	77,489

Loss from operations	(27,071)	(17,858)	(55,337)	(68,605)
Other income (expense):
Investment and other income, net	26	146	97	499
Interest expense	(826)	(2,575)	(4,026)	(6,955)
Amortization of debt discount and issuance costs	(227)	(11,113)	(5,575)	(52,259)
Foreign exchange gain	183	3,070	278	909
Make-whole interest expense	—	(19,135)	(6,345)	(52,512)
Gain on derivative liabilities, net	—	12,915	7,218	56,092
Gain (loss) on exchange of convertible notes	180	(10,272)	7,381	(15,880)
Equity loss from investment in joint venture	—	—	(1,204)	—
Milestone modification expense	(6,000)	—	(6,000)	—
Settlement expense, net	(1,342)	(799)	(4,710)	(799)
Write-off of financing arrangement costs	—	—	—	(2,361)

Other expense, net	(8,006)	(27,763)	(12,886)	(73,266)

Net loss before noncontrolling interest	(35,077)	(45,621)	(68,223)	(141,871)
Noncontrolling interest	53	32	205	95

Net loss attributable to CTI	(35,024)	(45,589)	(68,018)	(141,776)
Gain on restructuring of preferred stock	—	—	2,116	—
Preferred stock dividends	—	(106)	(24)	(574)
Deemed dividends on preferred stock	(13,812)	(1,951)	(23,460)	(19,216)

Net loss attributable to CTI common shareholders	$(48,836)	$(47,646)	$(89,386)	$(161,566)

Basic and diluted net loss per common share	$(0.09)	$(2.83)	$(0.21)	$(13.68)

Shares used in calculation of basic and diluted net loss per common share	527,204	16,812	420,520	11,807

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(68,018)	$(141,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	5,575	52,259
Non-cash gain on derivative liabilities	(7,218)	(56,092)
Gain on sale of equity investment in joint venture	(10,244)	—
(Gain) loss on exchange of convertible notes	(7,381)	15,880
Depreciation and amortization	1,424	4,417
Equity-based compensation expense	13,283	2,984
Equity loss from investment in joint venture	1,204	—
Noncontrolling interest	(205)	(95)
Other	(457)	(36)
Changes in operating assets and liabilities:
Restricted cash	6,640	52,673
Interest receivable	9	33
Accounts receivable, net	982	(1,540)
Inventory	—	(123)
Prepaid expenses and other current assets	(1,843)	(374)
Other assets	(367)	3,135
Accounts payable	(4,436)	4,585
Accrued expenses	327	(471)
Other liabilities	81	(541)

Total adjustments	(2,626)	76,694

Net cash used in operating activities	(70,644)	(65,082)

Investing activities
Proceeds received from disposition of Zevalin to joint venture, net	6,844	—
Proceeds received from sale of investment in joint venture, net	15,075	—
Cash paid for acquisition of Zevalin	—	(542)
Purchases of securities available-for-sale	—	(10,721)
Proceeds from sales of securities available-for-sale	—	11,047
Proceeds from maturities of securities available-for-sale	600	974
Purchases of property and equipment	(343)	(1,252)

Net cash provided by (used in) investing activities	22,176	(494)

Financing activities
Proceeds from issuance of Series 1 preferred stock and warrants, net of issuance costs	18,745	—
Proceeds from issuance of Series 2 preferred stock and warrants, net of issuance costs	28,516	—
Proceeds from issuance of common stock and warrants, net of issuance costs	59,519	—
Proceeds from exercise of Class A warrants	3,765	—
Cash paid for the exchange of convertible notes, net of transaction costs	(9,949)	—
Payment of deemed dividends on conversion of preferred stock	(3,000)	(18,149)
Cash paid for repurchase of shares in connection with taxes on restricted stock vesting	(3,148)	—
Proceeds from issuance of 13.5% convertible senior notes and Series E preferred stock, net of exchange of 9% convertible senior notes and issuance costs	—	56,087
Restricted cash from issuance of 13.5% convertible senior notes	—	(36,456)
Proceeds from issuance of 9% convertible senior notes, net of issuance costs	—	49,317
Restricted cash from issuance of 9% convertible senior notes	—	(13,947)
Release of restricted cash in connection with exchange of 9% convertible senior notes	—	1,420
Proceeds from issuance of 15% convertible senior notes, net of issuance costs	—	21,804
Restricted cash from issuance of 15% convertible senior notes	—	(10,350)
Proceeds from issuance of 18.33% convertible senior notes, net of repurchase of 13.5% convertible senior notes and issuance costs	—	26,278
Restricted cash from issuance of 18.33% convertible senior notes	—	(24,471)
Release of restricted cash in connection with repurchase of 13.5% convertible senior notes	—	6,525
Proceeds from issuance of 10% convertible senior notes, net of issuance costs	—	8,689
Restricted cash from issuance of 10% convertible senior notes	—	(3,600)
Proceeds from issuance of 15.5% convertible senior notes, net of issuance costs	—	14,211
Restricted cash from issuance of 15.5% convertible senior notes	—	(8,811)
Repayment of 5.75% convertible subordinated and senior subordinated notes	—	(10,724)
Proceeds from sale of common stock net of offering costs	—	5,080
Transaction costs related to exchange of convertible subordinated and senior subordinated notes	—	(304)
Payment of additional offering costs related to December 2007 issuance of common stock and warrants	—	(473)
Payment of dividends on preferred stock	(111)	(601)
Repayment of long-term obligations	(135)	(341)
Other	—	(39)

Net cash provided by financing activities	94,202	61,145

Effect of exchange rate changes on cash and cash equivalents	(814)	(837)
Net increase (decrease) in cash and cash equivalents	44,920	(5,268)
Cash and cash equivalents at beginning of period	10,072	15,798

Cash and cash equivalents at end of period	$54,992	$10,530

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,357	$56,510

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Exchange of Series A 3% convertible preferred stock for Series F preferred stock	$151	$—

Exchange of Series B 3% convertible preferred stock for Series F preferred stock	$1,713	$—

Exchange of Series C 3% convertible preferred stock for Series F preferred stock	$3,221	$—

Issuance of Series F preferred stock for Series A, B and C convertible preferred stock	$3,931	$—

Conversion of Series F preferred stock to common stock	$3,866	$—

Conversion of Series 1 preferred stock to common stock	$18,537	$—

Conversion of Series 2 preferred stock to common stock	$27,796	$—

Issuance of common stock in exchange for convertible notes	$35,193	$—

Conversion of Series A 3% convertible preferred stock to common stock	$—	$4,771

Conversion of Series B 3% convertible preferred stock to common stock	$2,317	$7,850

Conversion of Series C 3% convertible preferred stock to common stock	$—	$3,008

Conversion of Series D 7% convertible preferred stock to common stock	$—	$2,203

Conversion of 9% convertible senior notes to common stock	$5,250	$40,820

Issuance of common stock in exchange for Series A 3% convertible preferred stock	$688	$—

Issuance of common stock in exchange for Series D 7% convertible preferred stock	$1,793	$—

Conversion of 10% convertible senior notes due 2011 to common stock	$18,000	$—

Conversion of 18.33% convertible senior notes to common stock	$—	$28,250

Conversion of 13.5% convertible senior notes to common stock	$—	$27,600

Conversion of 10% convertible senior notes to common stock	$—	$9,000

Conversion of Series E convertible preferred stock to 13.5% convertible senior notes	$—	$9,118

Conversion of 5.75% convertible senior notes to common stock	$—	$250

Extinguishment of 5.75% convertible senior subordinated notes in exchange for common stock	$—	$8,943

Extinguishment of 5.75% convertible subordinated notes in exchange for common stock	$—	$150

Issuance of common stock in exchange for 5.75% convertible senior subordinated and convertible subordinated notes	$—	$11,437

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics; an area with significant market opportunity that we believe is not adequately served by existing therapies. Subsequent to the closure of our Bresso, Italy operations in September 2009, our operations are conducted solely in the United States. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008 and in March 2009 we finalized the sale of our 50% interest in RIT Oncology to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. All of our current product candidates, including pixantrone, OPAXIO and brostallicin are under development.

Basis of Presentation

The accompanying unaudited financial information of CTI as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include CTI Corporate Development, Inc., Systems Medicine LLC, or SM, CTI Commercial LLC (from the date of formation in July 2008), CTI Life Sciences Limited (from the date of formation in March 2009) and Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe), which is a branch of the Company; however we ceased operations related to this branch in September 2009.

As of September 30, 2009, we also had a 69% interest in our majority-owned subsidiary, Aequus Biopharma, Inc, or Aequus. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, noncontrolling interest in Aequus (previously shown as minority interest) is reported below net loss in noncontrolling interest in the consolidated income statement and shown as a component of equity in the consolidated balance sheet.

Additionally, we held a 50% interest in RIT Oncology from the date of its formation in December 2008 to the sale of our interest in March 2009 which we accounted for using the equity method of accounting.

All intercompany transactions and balances are eliminated in consolidation.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Liquidity

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financials. However, we have incurred losses since inception and we expect to generate losses from operations through 2010 primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. Our available cash and cash equivalents are approximately $55.0 million as of September 30, 2009 and we do not expect that we will have sufficient cash to fund our planned operations through the second quarter of 2010, which raises substantial doubt about our ability to continue as a going concern. We have achieved cost saving initiatives to reduce operating expenses, including the reduction of employees related to Zevalin operations and the closure of our operations in Italy as discussed in Note 3, Restructuring Activities, and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Value Added Tax Receivable

Our European operations were subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $6.9 million and $6.3 million as of September 30, 2009 and December 31, 2008, respectively, of which $6.9 million and $6.2 million is included in other assets and $0 and $0.1 million is included in prepaid expenses and other current assets as of September 30, 2009 and December 31, 2008, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. On April 14, 2009, the Italian Tax Authority, or ITA, issued a notice of assessment to CTI (Europe) based on their audit of VAT returns for the year 2003. The ITA audit concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). In addition, the ITA has issued a pre-assessment of VAT filings for the year 2005 noting findings similar to the 2003 year. The assessment for 2003 is €0.5 million, or approximately $0.8 million as of September 30, 2009, including interest and penalties. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. As such, we have not booked an impairment to the carrying amount of our VAT receivable and we intend to vigorously defend ourselves against the assessment and request a dismissal on procedural grounds and merits of the case.

Net Loss Per Share

Basic net loss per common share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of September 30, 2009 and 2008, options, warrants, unvested share awards and rights, convertible debt and convertible preferred stock aggregating 45.4 million and 26.6 million common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

New Accounting Standards

In June 2009, the FASB, issued the FASB Accounting Standards Codification, or Codification. All existing accounting standard documents were superceded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and we are using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these financial statements for the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial position or results of operations.

Statement of Financial Accounting Standards, or SFAS, No. 165, as codified in ASC 855, Subsequent Events, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through November 5, 2009, the issuance date of our financial statements.

On April 1, 2009, the Financial Accounting Standards Board, or FASB, issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies, as codified in ASC 805, Business Combinations, which is effective January 1, 2009 and amends the guidance in SFAS No. 141(R), also codified as ASC 805, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The adoption of this provision did not have a material impact on our financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our other comprehensive income or loss includes unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss before noncontrolling interest	$(35,077)	$(45,621)	$(68,223)	$(141,871)
Foreign currency translation gain (loss)	(259)	(3,745)	(713)	(957)
Net unrealized gain (loss) on securities available-for-sale	—	20	1	(9)

Comprehensive loss before noncontrolling interest	(35,336)	(49,346)	(68,935)	(142,837)
Noncontrolling interest	53	32	205	95

Comprehensive loss attributable to CTI	$(35,283)	$(49,314)	$(68,730)	$(142,742)

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustment	$(8,524)	$(7,811)
Net unrealized gain (loss) on securities available-for-sale	—	(1)

Accumulated other comprehensive loss	$(8,524)	$(7,812)

3. Restructuring Activities

Italian Operations

In September 2009, we closed our Bresso, Italy operations. These operations were used primarily for pre-clinical research and were underutilized due to our current focused business model on the development of late-stage compounds and their commercialization. We have recorded restructuring charges related to this closure as discussed further below in accordance with ASC 420, Exit or Disposal Obligations.

In May 2009, we entered into a severance agreement with the unions representing the employees of our Bresso, Italy operations. This severance agreement relates to a reduction in force of 56 positions at the Bresso facility. Employee separation costs associated with the reduction in force primarily relate to severance payments that we are paying over 42 months, with the majority of these payments made through the first 15 months. For the three and nine months ended September 30, 2009, we recorded approximately $0.2 million and $2.6 million in employee termination benefits related to these Bresso employees. Additionally, we have sent notices of termination to the six managers of the Bresso facility and are negotiating separate severance agreements with these managers, which have been accrued for as of September 30, 2009. We may have adjustments to our employee termination benefit expense related to our estimate of amounts due under Italian labor laws. While we cannot predict additional amounts, if any, we do not expect to have material adjustments to this expense.

In connection with the closure of the Bresso operations, we had certain contract termination and clean-up charges related to the Bresso facility’s laboratories. For the three and nine months ended September 30, 2009 we recorded $0 and $1.4 million for these charges. We completed closure of the Bresso facility in September 2009.

We also had certain laboratory equipment related to the Bresso facility that we sold in connection with the closure of the facility. We recognized a $0.3 million gain on the sale of these assets which is included in restructuring charges and related gain on sale of assets, net for the three and nine months ended September 30, 2009.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our liability for restructuring activities is $2.6 million and is included in accrued expenses as of September 30, 2009. The following table summarizes the changes in the liability for restructuring activities during the three months ended September 30, 2009 (in thousands):

	Employee Termination Costs	Contract Termination and Clean-Up Charges	Total
Balance at June 30, 2009	$2,337	$1,030	$3,367
Additional charges	154	—	154
Foreign currency adjustments	99	(23)	76
Cash payments	(167)	(846)	(1,013)

Balance at September 30, 2009	$2,423	$161	$2,584

Zevalin Operations

In connection with the sale of our 50% interest in RIT Oncology to Spectrum, we terminated certain employees directly and indirectly involved in the operations of Zevalin. During the first half of 2009, we terminated 24 Zevalin-related employees. We recorded employee separation costs of $0.1 million in accordance with ASC 420 for the nine months ended September 30, 2009 which is included in restructuring charges and related gain on sale of assets, net. All amounts have been paid as of September 30, 2009 and we do not expect to incur additional restructuring charges related to this transaction.

4. Convertible Notes

In September 2009, we entered into an exchange agreement whereby $3.0 million of our 4% convertible senior subordinated notes, $1.5 million of our 6.75% convertible senior notes and all accrued and unpaid interest related to these notes were exchanged for an aggregate of 3.3 million shares of our common stock. In accordance with accounting guidance surrounding troubled debt restructurings, we recorded a $0.2 million gain on exchange of convertible notes for the three and nine months ended September 30, 2009 which includes transaction costs of $25,000. This gain did not materially change the per share net loss attributable to common shareholders for the three and nine months ended September 30, 2009.

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

In connection with the exchanges of these notes, we issued a total of approximately $7.1 million in cash and approximately 24.2 million shares of common stock and recorded a $7.2 million gain on exchange of convertible notes for the nine months ended September 30, 2009.

In addition, during the nine months ended September 30, 2009 the remaining $18.0 million principal balance of our 10% convertible senior notes due 2011 was converted into 131.4 million shares of our common stock and $5.3 million principal balance of our 9% convertible senior notes was converted into 0.4 million shares of our common stock. In connection with these conversions we recorded make-whole interest expense of $5.4 million and $0.9 million for the 10% notes and the 9% notes, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Preferred Stock

Issuance of Series 2 Convertible Preferred Stock

In August 2009, we entered into a securities purchase agreement for the issuance of 30,000 shares of our Series 2 preferred stock which was convertible into 18.9 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for gross proceeds of $30.0 million. Issuance costs related to this transaction were $2.2 million, including $0.6 million related to the placement agent warrants as discussed below. In August 2009, all 30,000 share of our Series 2 preferred stock were converted into 18.9 million shares of our common stock.

Each share of our Series 2 preferred stock was entitled to a liquidation preference equal to the stated value of such share of our Series 2 preferred stock plus any accrued and unpaid dividends. Our Series 2 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock. It was convertible into our common stock, at the option of the holder, at a conversion price of $1.59125 per share, subject to a 10% blocker provision. Our Series 2 preferred stock did not have voting rights except for limited protective provisions and except as otherwise required by law.

The warrants have an exercise price of $1.70 per share of our common stock, are exercisable immediately upon issuance and expire nine months after the date of issuance. We estimated the $5.5 million fair value of the warrants using the Black-Scholes pricing model.

For the three and nine months ended September 30, 2009, we recognized $13.8 million in deemed dividends on preferred stock related to the transaction, including $5.5 million resulting from the allocation of net proceeds to the warrants and $8.3 million related to the beneficial conversion feature on the 30,000 shares of our Series 2 preferred stock as the stock was convertible immediately.

In connection with this offering, we also issued warrants to purchase 0.6 million shares of our common stock to the placement agent which were estimated to have a fair value of $0.6 million using the Black-Scholes pricing model. These warrants have an exercise price of $1.989 per share, are exercisable immediately upon issuance and expire nine months after the date of issuance.

Issuance of Series 1 Convertible Preferred Stock

In April 2009, we entered into a securities purchase agreement whereby we agreed to issue the following in a registered offering: (a) 15,000 shares of our Series 1 preferred stock, convertible into 50.0 million shares of our common stock at a conversion price of $0.30 per share for a purchase price of $1,000 per share of our Series 1 preferred stock and warrants described as follows, (b) Class A warrants to purchase an additional 9.2 million shares of our common stock at an exercise price of $0.41 per share and (c) Class B warrants to purchase an additional 13.3 million shares of our common stock at an exercise price of $0.41 per share. In addition, the original holder of the Series 1 preferred stock had the right to purchase up to 5,000 additional shares of our Series 1 preferred stock at $1,000 per share within 60 days of April 13, 2009. The transaction closed on April 13, 2009 and we received gross proceeds, of $15.0 million. Issuance costs related to this transaction were $1.5 million which included $0.2 million related to the placement agent warrants.

In April 2009, the original holder exercised the right to purchase the additional 5,000 shares of our Series 1 preferred stock as discussed above and we received an additional $5.0 million in gross proceeds. All 20,000 shares of our Series 1 preferred stock issued were converted into 66.7 million shares of our common stock in April 2009. In addition, in May 2009, all of the Class A warrants were exercised for 9.2 million shares of our common stock and we received gross proceeds of $3.8 million related to this exercise.

The Class B warrants to purchase 13.3 million shares of our common stock remained outstanding as of September 30, 2009 and are classified as mezzanine equity. In addition, for the nine months ended September 30, 2009, we recognized $8.2 million in deemed dividends on preferred stock related to the above transactions resulting from the allocation of net proceeds to the Class A and Class B warrants and to the beneficial conversion feature on the 20,000 shares of our Series 1 preferred stock as the stock is convertible immediately.

In October 2009, the Class B warrants were partially exercised for 10.4 million shares of our common stock and we received gross proceeds of $4.3 million.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In February 2009, 250 shares of our Series A convertible preferred stock, or Series A preferred stock, were exchanged for $0.1 million and 4.0 million shares of our common stock in connection with our litigation settlement with RHP Master Fund, Ltd, or RHP, as discussed in Note 10, Legal Proceedings. In connection with this exchange we recorded $250,000 as deemed dividends on preferred stock and $170,000 as settlement expense for the nine months ended September 30, 2009.

Also in February 2009, 200 shares of our Series A preferred stock, 2,218 shares of our Series B preferred stock and 4,284 of our Series C convertible preferred stock, or Series C preferred stock, were exchanged for 6,702 shares of our Series F preferred stock. We recorded a gain on this exchange of $2.1 million which is recorded in gain on restructuring of preferred stock for the nine months ended September 30, 2009. In April 2009, all 6,702 shares of our Series F preferred stock were converted into 47.9 million shares of our common stock.

In April 2009, we entered into exchange agreements for our remaining outstanding Series A and Series D preferred stock. Pursuant to the Series A preferred stock exchange agreement, we issued 0.3 million shares of our common stock in exchange for 100 shares of our Series A preferred stock and related outstanding warrants to purchase 747 shares of our common stock. Pursuant to the Series D preferred stock exchange agreement, we issued 3.5 million shares of our common stock in exchange for 1,000 shares of our Series D preferred stock and related outstanding warrants to purchase 19,138 shares of our common stock. We recorded $0.1 million and $1.1 million as deemed dividends on preferred stock related to our Series A and Series D preferred stock, respectively, for the nine months ended September 30, 2009.

As of September 30, 2009, all of our preferred stock had been converted or exchanged as discussed above.

6. Common Stock

In July 2009, we issued 33.7 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock in a public offering for gross proceeds of $43.9 million. These amounts include 4.4 million shares of our common stock and warrants to purchase up to 1.1 million shares of our common stock issued in connection with the exercise of the underwriter’s overallotment option. The purchase price for each share of our common stock and warrant to purchase 0.25 shares of our common stock was $1.30. Each warrant to purchase a share of our common stock has an exercise price of $1.70, is exercisable immediately upon the date of issuance and expires nine months thereafter. In connection with this offering we issued a warrant to purchase up to 0.6 million shares of our common stock at an exercise price of $1.70 per share to the underwriter of the offering. This warrant is exercisable commencing on the date six months from the issuance date and expires five years from the closing date of the offering. We also issued a warrant to purchase up to 0.3 million shares of our common stock at an exercise price of $1.56 per share for certain financial advisory services related to the offering. This warrant is exercisable beginning in January 2010 and expires in April 2010. Issuance costs related to this offering were $4.4 million, which include $0.9 million related to the fair value of placement agent warrants and warrants granted for financial advisory services which were estimated using a Black-Scholes pricing model.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In May 2009, we entered into a securities purchase agreement pursuant to which we issued 16.0 million shares of our common stock and warrants to purchase up to 4.8 million shares of our common stock in a registered offering. Each warrant to purchase shares of our common stock has an exercise price of $1.40 per share, is immediately exercisable and terminates on May 11, 2014. The purchase price for one share of our common stock and a warrant exercisable for 0.30 shares of our common stock was $1.25 and we received gross proceeds of $20.0 million. In connection with this offering, we also issued warrants to purchase 0.3 million shares of our common stock to the placement agent. These warrants have an exercise price of $1.56 per share, are exercisable in November 2009 and expire in November 2014. Issuance costs related to this common stock offering were approximately $1.5 million which included $0.4 million related to the fair value of the placement agent warrants which were estimated using a Black-Scholes pricing model.

7. Sale of Interest in Joint Venture

In February 2009, we exercised our option to sell all of our 50% membership interest in RIT Oncology to Spectrum and we completed the sale in March 2009 for $16.5 million. We received an initial payment of $6.5 million in gross proceeds in March 2009 and an additional $6.5 million on April 3, 2009. The remaining $3.5 million was subject to an adjustment for, among other things, payables determined to be owed between us and RIT Oncology, and was not released to us based on the outcome of an arbitration proceeding. We recorded $3.2 million in settlement expense related to this arbitration proceeding for the nine months ended September 30, 2009 as discussed further in Note 10, Legal Proceedings. For the nine months ended September 30, 2009, we also recorded a one-time gain on the sale of our interest in the joint venture of $10.2 million, net of transaction costs.

8. Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and share awards for the three and nine months ended September 30, 2009 and 2008, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$1,466	$406	$1,808	$935
Selling, general and administrative	9,857	683	11,370	2,064

Stock-based compensation expense included in operating expenses	$11,323	$1,089	$13,178	$2,999

For the three and nine months ended September 30, 2009 and 2008, stock option fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	1.6%	2.7%	1.4%	2.8%
Expected dividend yield	None	None	None	None
Expected life (in years)	3.3	2.1	3.5	2.7
Expected volatility	88%	79%	88%	79%

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

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. Generally accepted accounting principles for stock-based compensation also require that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

9. Commitments

In August 2009, we entered into a second amendment to the acquisition agreement pursuant to which we acquired Systems Medicine, Inc., or SMI, in a stock-for-stock merger in July 2007. Under the initial acquisition agreement, the SMI stockholders were granted rights to receive potential milestone payments of up to $15.0 million based on certain FDA milestones for brostallicin. We originally amended the agreement in January 2009 to immediately pay the SMI stockholders $5.0 million, payable in shares of our common stock, in lieu of these milestone payments. However, we subsequently cancelled this agreement as we were notified by NASDAQ that the issuance of shares did not comply with NASDAQ Listing Rule 5635(a), which requires shareholder approval for shares issued in connection with an acquisition if the issuance or potential issuance is greater than 20% of the shares outstanding prior to the transaction. Under the second amendment, the milestone payments were replaced by an immediate substitute payment of $6.0 million, payable in shares of our common stock based on the closing price of our common stock on the day we obtain the requisite shareholder vote. This payment in common stock was subject to certain conditions, including, but not limited to, required shareholder approval. If these conditions were not satisfied, then we would have paid the SMI stockholders $5.0 million in cash in lieu of the $6.0 million of our common stock. In October 2009, our shareholders approved the issuance $6.0 million shares of our common stock and we have agreed to issue approximately 5.6 million shares of our common stock to SMI stockholders. In accordance with ASC 450, Contingencies, and ASC 855, Subsequent Events, we recorded $6.0 million in milestone modification expense for the three and nine months ended September 30, 2009. This amount is included in our accrued liabilities as of September 30, 2009.

10. Legal Proceedings

On January 2, 2008, Tang filed a civil action in the United States District Court for the Southern District of New York in which Tang alleged that we breached a Securities Purchase Agreement, executed on or about April 16, 2007 in connection with the issuance of our Series B preferred stock. On January 3, 2009, we entered into a settlement agreement with Tang with respect to the civil action filed by Tang on January 2, 2008. In exchange for the full release of all claims arising directly or indirectly out of or related to Tang’s purchase, acquisition, ownership, interest in or rights under our Series B 3% preferred stock, we agreed to pay Tang $5.1 million, which was included in accrued expenses as of December 31, 2008. Of the $5.1 million, $2.1 million was recorded to settlement expense and $3.0 million was recorded to deemed dividends on conversion of preferred stock for the year ended December 31, 2008. Final payment was completed on January 29, 2009. A holder of our Series C preferred stock, Enable Capital Management LLC, or Enable, filed a lawsuit on January 23, 2008 in the Supreme Court of the State of New York with similar claims to the Tang action. On September 29, 2008, in exchange for payment, Enable entered into a release agreement with us to fully resolve this action. On May 5, 2008, RHP Master Fund, Ltd., or RHP, a holder of our Series A preferred stock, filed suit in the United States District Court for the Southern District of New York alleging breach of contract and violation of Washington Business Corporation Act, and breach of fiduciary duty by certain officer and director defendants. On February 4, 2009, for $0.1 million and 4.0 million shares of our common stock, we settled all claims that were filed or could have been filed by RHP.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third-party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and we are awaiting the panel’s ruling. If successful on appeal, we intend to return to the United States District Court for trial. There is no guarantee that we will prevail in the appeal or at trial.

On February 20, 2009, we notified Spectrum that we had exercised our option to sell to Spectrum all of our membership interest in their 50/50 owned joint venture, RIT Oncology, and on March 2, 2009, Spectrum made the first payment totaling $6.5 million. The sale of our membership interest to Spectrum closed on March 15, 2009, and the remaining $10.0 million of the total $16.5 million purchase price was deposited into an escrow account to be paid to us in two additional installments. On April 3, 2009, $6.5 million was released to us from this escrow account and the final installment of $3.5 million, subject to an adjustment for certain operational liabilities and other obligations, was scheduled to be released to us on April 15, 2009. This final installment payment was not released to us because we and Spectrum disputed the amount of the adjustment. On April 10, 2009, we filed a demand for arbitration regarding Spectrum’s payment of the final installment. On April 22, 2009, Spectrum filed a cross-claim alleging that Spectrum was entitled to the entire amount held in escrow and that Spectrum was owed additional amounts by us. The arbitration hearing was held on May 14, 2009. On May 21, 2009, the arbitrator ordered that the final installment of $3.5 million be released from the escrow account and distributed to Spectrum; additionally, we were ordered to pay $0.8 million to Spectrum. Of these amounts, $3.2 million was determined by the arbitrator to be outstanding “Excluded Liabilities” under the Limited Liability Company Interest Assignment Agreement entered into between Spectrum and CTI, dated March 15, 2009, of which $2.0 million was included in our accounts payable balance as of the settlement date. Accordingly, Spectrum is responsible for paying certain liabilities incurred or to be incurred by us totaling $3.2 million, including an obligation payable to Bayer for a clinical trial. The arbitrator’s award to Spectrum also included $2.1 million related to expenses incurred by RIT Oncology. On May 26, 2009, we paid Spectrum $0.8 million. For the three and nine months ended September 30, 2009, we recorded $3.2 million in settlement expense related to the arbitrators decision. This amount includes the escrow amount released to Spectrum, our payment to Spectrum and approximately $0.9 million in receivables that we recognized in prior periods and were owed to us by RIT Oncology. The settlement amount is also net of approximately $2.0 million in payables assumed by Spectrum on our behalf.

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

On May 1, 2008, Ingenix Pharmaceutical Services, Inc., or Ingenix, a contract research organization, sent a letter claiming that we owed Ingenix $2.2 million pursuant to clinical support work. All of these charges had been previously invoiced to us, but the invoices were being evaluated for the association of the work being billed to the contract assignments, as well as the relationship of the pass-through costs to approvable work. On November 6, 2008, Ingenix filed a demand for arbitration of this dispute with the American Arbitration Association, seeking damages of $2.2 million. On September 28, 2009, we entered into a settlement agreement and release with Ingenix pursuant to which we paid Ingenix $1.6 million and each party agreed to a full release of the other party from any and all claims related to this dispute. The amount was paid in October 2009 and was used to relieve approximately $0.3 million in payables that were recorded on our books for Ingenix services and approximately $1.3 million was recorded to settlement expense for the three and nine months ended September 30, 2009.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan court to compel us to source pixantrone from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. A trial date has been set for January 21, 2010. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules).

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

We are currently focusing our efforts on pixantrone, OPAXIO, brostallicin and bisplatinates. As of September 30, 2009, we had incurred aggregate net losses of approximately $1.4 billion since inception. Unless we execute a partnership agreement for pixantrone with terms adequate to cover our operating expenses, we expect to generate losses from operations through at least the third quarter of 2010.

Pixantrone

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL, and various other hematologic malignancies, solid tumors and immunological disorders. Pixantrone was studied in our EXTEND, or PIX 301, clinical trial, which was a phase III single-agent trial of pixantrone for patients with relapsed, aggressive NHL who received two or more prior therapies and who were sensitive to treatment with anthracyclines. In November 2008, we announced that this trial achieved the primary efficacy endpoint. Based on the outcome of the EXTEND trial and on the basis of pre-NDA communication we received from the Food and Drug Administration, or FDA, relating to this phase III trial, we began a rolling New Drug Application, or NDA submission to the FDA in April 2009. We completed the submission in June 2009 and we have been notified by the FDA that a Prescription Drug User Fee Act, or PDUFA, action date of April 23, 2010 under standard review has been established. Based on this PDUFA date, if pixantrone is approved, it could be available to patients in the U.S. in the second quarter of 2010. In addition, in February 2009, we entered into an agreement with IDIS, Limited, or IDIS, to manage pixantrone as an investigational drug on a named-patient basis in Europe. Pixantrone will be supplied by IDIS to healthcare professionals for the treatment of individual patients with relapsing aggressive non-Hodgkin’s lymphoma. The program was initiated in May 2009.

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

We also conducted the RAPID, or PIX203, phase II study (CHOP-R vs. CPOP-R) in which pixantrone is substituted for doxorubicin in the CHOP-R regimen compared to the standard CHOP-R regimen in patients with aggressive NHL. An interim analysis of the RAPID study, reported in July 2007, showed that to date, a majority of patients on both arms of the study achieved a major objective anti-tumor response (complete response or partial response). Patients on the pixantrone arm of the study had clinically significant less left ventricular ejection fraction (LVEF) drops, infections, and thrombocytopenia (a reduction in platelets in the blood), as well as significant reduction in febrile neutropenia. In early 2008, we closed enrollment on the RAPID trial because we had adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. We expect to report results from this trial within the next six months.

In July 2009, we were notified by the European Medicines Agency, or EMEA, that pixantrone is eligible to be submitted for a Marketing Authorization Application, or MAA, through the EMEA’s centralized procedure. The centralized review process provides for a single coordinated review for approval of pharmaceutical products that is conducted by the EMEA on behalf of all European Union, or EU, member states. The EMEA also designated pixantrone as a New Active Substance, or NAS; if approved, compounds designated as an NAS receive a 10-year market exclusivity period in EU member states. In September 2009, we submitted a Pediatric Investigation Plan, or PIP, to the EMEA as part of the required filing process for approval of pixantrone for treating relapsed, aggressive NHL in Europe. The PIP outlines how the company proposes to study the drug in children in order to benefit child health. In September 2009, we also applied to the EMEA for orphan drug designation for pixantrone. We anticipate the formal MAA filing for pixantrone for the treatment of relapsed or refractory aggressive NHL by mid-2010 following approval of the PIP.

OPAXIO

We are currently focusing our development of OPAXIO (paclitaxel poliglumex), which we have previously referred to as XYOTAX, as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients with 600 patients enrolled to date. Based on the number of events in the database, we are requesting an interim analysis be conducted by the GOG in the first half of 2010. If the GOG agrees to this timing and the interim analysis is successful, it could lead to an NDA filing as early as the end of 2010.

In June 2009, we announced that, in a study released from Brown University at the 2009 American Society for Clinical Oncology Annual Meeting, patients with cancer of the lower esophagus had evidence of a high pathological complete response rate when given OPAXIO in addition to cisplatin and full-course radiotherapy. In this phase II trial study, preliminary data suggests that OPAXIO may provide enhanced radiation sensitization as compared to standard therapy. We plan to explore with the FDA a potential U.S. phase III registration study utilizing OPAXIO as a radiation sensitizer in the treatment of esophageal cancer.

In March 2008, we submitted an MAA to the EMEA for first-line treatment of patients with advanced non-small cell lung cancer, or NSCLC, who are poor performance status, or PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our previous clinical trials. The application was based on a positive opinion we received from the EMEA’s Scientific Advice Working Party, or SAWP; the EMEA agreed that switching the primary endpoint from superiority to non-inferiority is feasible if the retrospective justification provided in the marketing application is adequate. In September 2009, we notified the EMEA of our decision to withdraw the MAA and we refocused our resources on the approval of OPAXIO for its potential superiority indication in maintenance therapy for ovarian cancer and as a radiation sensitizer in the treatment of esophageal cancer.

We are also continuing to develop OPAXIO for women with pre-menopausal levels of estrogen, regardless of age, who have advanced NSCLC with normal or poor performance status. We believe the lack of safe and effective treatment for women with advanced first-line NSCLC, who have pre-menopausal estrogen levels, represents an unmet medical need. Based on a pooled analysis of STELLAR 3 and 4 phase III trials for treatment of first-line NSCLC PS2 patients, we believe that there is a demonstrated statistically significant survival advantage among women receiving OPAXIO when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of OPAXIO and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR 3 and 4 trials. In September 2007, we initiated our PGT307 trial which focuses exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. Although the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of OPAXIO in the NSCLC setting, we believe that compelling results from PGT307, along with supporting evidence from prior clinical trials, may enable us to submit an NDA in the United States. Currently, we have limited enrollment on the PGT307 study to sites in the United States only and we will continue to consider the expansion of the trial.

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

A phase II study of brostallicin in relapsed/refractory soft tissue sarcoma met its predefined activity and safety hurdles and resulted in a first-line phase II study that is currently being conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and the EORTC plans to conduct the final data analysis in 2009 and a study report is expected in 2010. Brostallicin has also demonstrated synergy with new targeted agents as well as established treatments in preclinical trials; consequently, we began a multi-arm combination study with brostallicin and other agents, including Avastin (bevacizumab) which was substantially completed in the fourth quarter of 2008.

Zevalin

In March 2009, we divested our interest in the radiopharmaceutical product Zevalin® (ibritumomab tiuxetan) by selling our 50% interest in the Zevalin joint venture, RIT Oncology, to Spectrum for $16.5 million. Previously, in December 2008, we closed our transaction with Spectrum to form RIT Oncology, to commercialize and develop Zevalin in the United States. We originally acquired the U.S. rights to develop, market and sell Zevalin from Biogen Idec Inc., or Biogen, in December 2007. We received an initial payment of $6.5 million in gross proceeds from Spectrum in March 2009, $750,000 of which was used to pay a consent fee to Biogen, and an additional $6.5 million in gross proceeds in April 2009. The remaining $3.5 million we expected to receive from Spectrum, subject to certain adjustments, was disputed and was ultimately released to Spectrum based on the outcome of an arbitration hearing held in May 2009. Spectrum was obligated to use a portion of the escrowed amount to pay for certain liabilities incurred by us totaling $3.2 million, including an obligation payable to Bayer for a clinical trial. In addition, as part of the divestiture transaction, we agreed to forego the right to receive up to $15 million in product sales milestone payments in connection with the original transaction establishing the joint venture.

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

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. As described in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008, we consider our policies for license and contract revenue, impairment of long-lived assets, valuation of goodwill, derivatives embedded in certain debt securities, restructuring charges and stock-based compensation expense to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 31, 2008.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 and 2008

Product sales. Product sales for the three months ended September 30, 2008 relate to sales of Zevalin, our former commercial product acquired from Biogen in December 2007. We divested Zevalin to our 50% owned joint venture, RIT Oncology, in December 2008 and subsequently sold our 50% interest to Spectrum in March 2009.

License and contract revenue. License and contract revenue for the three months ended September 30, 2009 and 2008 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Cost of product sold. Cost of product sold for the three months ended September 30, 2008 relates to sales of Zevalin and consists primarily of contractual royalties on product sales in addition to cost of product sold to customers. We had no cost of product sold during the three months ended September 30, 2009 due to our divestiture of Zevalin to RIT Oncology in December 2008.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Compounds under development:
Pixantrone	$1,612	$1,660
OPAXIO	858	—
Brostallicin	50	535
Zevalin	—	3,026
Operating expenses	5,009	5,561
Discovery research	73	544

Total research and development expenses	$7,602	$11,326

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for pixantrone, OPAXIO and brostallicin are approximately $53.6 million, $220.4 million and $8.9 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount.

Research and development expenses decreased to approximately $7.6 million for the three months ended September 30, 2009, from approximately $11.3 million for the three months ended September 30, 2008. Pixantrone costs decreased primarily due to a decrease in clinical development activity mainly related to the cessation of patient enrollment during 2008 in our RAPID and EXTEND trials. In early 2008, we closed enrollment on the RAPID trial based on adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. Additionally, we closed enrollment on the EXTEND trial during 2008 as we believed that the current accrual rate would not contribute substantially to the trial’s chance of success. In addition, manufacturing activity for pixantrone also decreased. These decreases were partially offset by an increase in clinical data management costs as well as regulatory activities primarily related to consulting costs associated with the submission of the NDA to the FDA. Costs for our OPAXIO program increased primarily due to an amendment to our contract with the GOG in August 2008, which resulted in a reduction in scope of the GOG0212 study and, accordingly, a reversal of accrued expenses during that period. This increase was partially offset by a decrease in regulatory, manufacturing and quality activities. Costs for brostallicin decreased primarily due to a decrease in clinical development activities related to phase I and phase II studies. Zevalin costs decreased primarily due to the contribution of the product to RIT Oncology, the joint venture we formed with Spectrum on December 15, 2008 which assumed all related Zevalin expenses subsequent to that date. Our operating expenses decreased primarily due to a reduction in personnel and overhead costs associated with the closure of our Bresso, Italy facility as well as external consulting costs, partially offset by an increase in stock-based compensation costs associated with restricted stock awards. Discovery research also decreased due to the closure of our Bresso, Italy operations as we shift focus to other products closer to commercialization.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $19.7 million for the three months ended September 30, 2009, from approximately $7.8 million for the three months ended September 30, 2008. This is primarily due to a $9.2 million increase in non-cash stock-based compensation mainly related to restricted stock granted and vested during the three months ended September 30, 2009. We also had an increase in expenses for legal services primarily related to Italian regulatory matters, including the closure of our operations in Bresso, Italy and other general corporate matters.

Amortization of purchased intangibles. Amortization of purchased intangibles for the three months ended September 30, 2008 was due to amortization of our workforce intangible related to our Italian operations, which became fully amortized during 2008, and amortization of intangible assets acquired in connection with our acquisition of Zevalin in December 2007, which were contributed to RIT Oncology in December 2008.

Restructuring charges and related gain on sale of assets, net. We recorded restructuring charges of approximately $0.2 million for the three months ended September 30, 2009 related to adjustments to employee termination benefits associated with the closure of our Bresso, Italy operations. This amount was offset by a gain of approximately $0.3 million on the sale of the assets related to the Bresso operations.

Investment and other income, net. Investment and other income for the three months ended September 30, 2009 decreased to approximately $26,000 as compared to $146,000 for the three months ended September 30, 2008 primarily due to a lower average securities available-for-sale balance.

Interest expense. Interest expense decreased to approximately $0.8 million for the three months ended September 30, 2009 from approximately $2.6 million for the three months ended September 30, 2008. This was primarily due to a decrease of approximately $1.2 million related to our 15% and 18.33% convertible senior notes which were issued in June and August 2008, respectively, and were entirely converted or exchanged by the end of 2008. There was also a decrease of approximately $1.0 million in interest expense on our 9%, 7.5%, 6.75% and 5.75% convertible senior notes and our 4% convertible senior subordinated notes due to conversions and exchanges of these notes during 2009. These decreases were offset by a $0.4 million increase due to accrued interest expense reversed in the three months ended September 30, 2008 resulting from the repurchase of our 13.5% notes during this period.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs decreased to approximately $0.2 million for the three months ended September 30, 2009 from approximately $11.1 million for the three months ended September 30, 2008. This was primarily due to the accelerated amortization in 2008 of issuance costs and debt discount related to conversions and exchanges of our 18.33%, 15%, 13.5%, and 10% (due 2012) convertible senior notes. For the three months ended September 30, 2009 as compared to the same period in 2008, the decrease in the amortization of the debt discount related to these notes was approximately $9.2 million and the decrease in the amortization of debt issuance costs was approximately $1.3 million.

Foreign exchange gain. The foreign exchange gain for the three months ended September 30, 2009 and 2008 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $19.1 million for the three months ended September 30, 2008 is related to $15.5 million in payments made upon the conversion of $28.3 million of our 18.33% notes and $3.6 million in payments made upon the conversion of $9.0 million of our 10% notes.

Gain on derivative liabilities, net. The gain on derivative liabilities of $12.9 million for the three months ended September 30, 2008 is primarily due to gains of $6.5 million, $4.6 million and $3.4 million resulting from the change in the estimated fair value of the derivative liabilities related to the embedded conversion options on our

18.33%, 15% and 10% (due 2012) convertible senior notes, respectively. These gains were offset by a loss of $1.9 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant that was issued in connection with our 13.5% convertible senior notes and Series E preferred stock financing and modified in July 2008 in connection with the issuance of our 18.33% convertible senior notes.

Gain (loss) on exchange of convertible notes. The $0.2 million gain on exchange of convertible notes for the three months ended September 30, 2009 is due to the exchange of $3.0 million of our 4% convertible senior subordinated notes and $1.5 million of our 6.75% convertible senior notes as well as accrued and unpaid interest on these notes for 3.3 million shares of our common stock. The $10.3 million loss on exchange of convertible notes for the three months ended September 30, 2008 is due to the repurchase of approximately $17.5 million aggregate principal of our 13.5% notes in connection with the issuance of our 18.33% notes.

Milestone modification expense. Milestone modification expense for the three months ended September 30, 2009 was due to a $6.0 million payment accrued for Systems Medicine, Inc., or SMI, stockholders based on the August 2009 amendment to our original acquisition agreement pursuant to which we acquired SMI in a stock-for-stock merger in July 2007. Under the amended agreement, $15.0 million in potential milestone payments to SMI stockholders were replaced by this immediate substitute payment in shares of our common stock which was subject to shareholder approval. This approval was obtained at our annual shareholders meeting in October 2009 and we have agreed to issue the SMI stockholders approximately 5.6 million shares of our common stock as payment.

Settlement expense. Settlement expense of $1.3 million for the three months ended September 30, 2009 relates to a payment of approximately $1.6 million made in accordance with our settlement agreement and release with Ingenix Pharmaceuticals Services, Inc., or Ingenix, whereby each party agreed to a full release of the other party from any and all claims related to our dispute with Ingenix. The settlement expense recorded is net of approximately $0.3 million in payables to Ingenix that were relieved from our books. Settlement expense of $0.8 million for the three months ended September 30, 2008 relates to payments made to Enable Capital Management LLC, or Enable, for release of all claims against us in connection with our alleged breach of contract related to certain of our preferred stock.

Nine months ended September 30, 2009 and 2008

Product sales. Product sales for the nine months ended September 30, 2008 relate to sales of Zevalin.

License and contract revenue. License and contract revenue for the nine months ended September 30, 2009 and 2008 represents recognition of deferred revenue from the sale of Lisofylline material to Diakine.

Cost of product sold. Cost of product sold for the nine months ended September 30, 2008 relates to sales Zevalin and consists primarily of contractual royalties on product sales in addition to cost of product sold to customers.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Compounds under development:
Pixantrone	$4,897	$7,794
OPAXIO	3,102	3,153
Brostallicin	844	3,623
Zevalin	987	5,201
Operating expenses	12,677	21,447
Discovery research	371	1,820

Total research and development expenses	$22,878	$43,038

Research and development expenses decreased to approximately $22.9 million for the nine months ended September 30, 2009, from approximately $43.0 million for the nine months ended September 30, 2008. Pixantrone costs decreased primarily due to a decrease in clinical development activity mainly related to the cessation of patient enrollment during 2008 in our RAPID and EXTEND trials. In early 2008, we closed enrollment on the RAPID trial based on adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. Additionally, we closed enrollment on the EXTEND trial during 2008 as we believed that the current accrual rate would not contribute substantially to the trial’s chance of success. In addition, manufacturing activity for pixantrone decreased during the period. These decreases were partially offset by an increase in regulatory activities primarily related to consulting costs and the filing fee for the NDA submission to the FDA. Costs for our OPAXIO program decreased primarily due to a decrease in regulatory, manufacturing and quality activities as well as investigator-sponsored trial costs mainly due to patient enrollment. These decreases were partially offset by an increase in clinical development activity related to our PGT307 trial as well as an increase in the GOG0212 study related to the August 2008 amendment to our contract with the GOG, which resulted in a reduction in scope of the GOG0212 study and, accordingly, a reversal of accrued expenses during that period. Costs for brostallicin decreased primarily due to a decrease in clinical development activities related to phase I and phase II studies. Zevalin costs decreased primarily due to the contribution of the product to RIT Oncology, the joint venture we formed with Spectrum on December 15, 2008 which assumed all related Zevalin expenses subsequent to that date. The decrease related to the divestiture of the Zevalin product was partially offset by a change in estimate of our costs associated with clinical studies prior to the divestiture of Zevalin. Our operating expenses decreased primarily due to a reduction in personnel and overhead costs associated with the closure of our Bresso, Italy facility as well as external consulting costs, partially offset by an increase in stock-based compensation costs associated with restricted stock awards. Discovery research also decreased due to the closure of the Bresso, Italy operations as we shift focus to other products closer to commercialization.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $39.0 million for the nine months ended September 30, 2009, from approximately $30.6 million for the nine months ended September 30, 2008.This is primarily due to a $9.3 million increase in non-cash stock-based compensation mainly related to restricted stock granted and vested during the nine months ended September 30, 2009. We also had an increase in expenses for legal services primarily related to Italian regulatory matters including the closure of our operations in Bresso, Italy as well as other general corporate matters. These were offset, in part by a decrease in sales and marketing expenses related to the divestiture of Zevalin to RIT Oncology in December 2008.

Amortization of purchased intangibles. Amortization of purchased intangibles for the nine months ended September 30, 2008 was due to amortization of our workforce intangible related to our Italian operations and amortization of intangible assets acquired in connection with our acquisition of Zevalin.

Restructuring charges and related gain on sale of assets, net. Restructuring charges of $3.8 million for the nine months ended September 30, 2009 primarily relate to activities associated with the closure of our Bresso, Italy operations, including approximately $2.6 million in employee termination benefits and approximately $1.4 million in contract termination and clean-up charges related to the Bresso facilities. These amounts were offset by a gain of approximately $0.3 million on the sale of the assets related to the Bresso operations. In addition, we incurred approximately $0.1 million in restructuring charges related to employee separation costs associated with the termination of Zevalin-related employees in connection with the sale of our 50% interest in RIT Oncology to Spectrum.

Gain on sale of investment in joint venture. During the nine months ended September 30, 2009, we recorded a $10.2 million one-time gain on the sale of our 50% interest in RIT Oncology in March 2009. This amount was based on the difference between $16.5 million in gross proceeds and the approximately $4.6 million book value of our investment in RIT Oncology at the time of sale, net of approximately $1.6 million in transaction costs.

Investment and other income. Investment and other income for the nine months ended September 30, 2009 decreased to approximately $97,000 as compared to $499,000 for the nine months ended September 30, 2008 primarily due to a lower average securities available-for-sale balance.

Interest expense. Interest expense decreased to approximately $4.0 million for the nine months ended September 30, 2009 from approximately $7.0 million for the nine months ended September 30, 2008. This was due to a decrease of approximately $1.4 million related to our 15% and 18.33% notes which were issued in June and August 2008, respectively, and were entirely converted or exchanged by the end of 2008. There was also a decrease of approximately $1.3 million in interest expense on our 10% (due 2012), 9%, 7.5%, 6.75% and 5.75% convertible senior notes and our 4% convertible senior subordinated notes due to conversions and exchanges of these notes during 2009. In addition, interest expense related to our 5.75% convertible subordinated and senior subordinated notes decreased by approximately $0.3 million due to their maturity in June 2008.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs decreased to approximately $5.6 million for the nine months ended September 30, 2009 from approximately $52.3 million for the nine months ended September 30, 2008. This was primarily due to the accelerated amortization of issuance costs and debt discount related to conversions and exchanges of our 18.33%, 13.5%, 10% (due 2012) and 9% convertible senior notes during 2008. For the nine months ended September 30, 2009 as compared to the same period in 2008, the decrease in the amortization of the debt discount related to these notes was approximately $44.0 million and the decrease in the amortization of debt issuance costs was approximately $4.6 million. This was offset in part by an increase of $2.8 million in accelerated amortization of the debt discount and issuance costs related to the conversion of our 10% convertible senior notes due 2011 during the first quarter of 2009.

Foreign exchange gain (loss). The foreign exchange gain or loss for the nine months ended September 30, 2009 and 2008 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense of $6.3 million for the nine months ended September 30, 2009 is related to $5.4 million in payments made upon the conversion of $18.0 million of our 10% convertible senior notes due 2011 and $0.9 million in payments made upon the conversion of $5.3 million of our 9% convertible senior notes. The amount of $52.5 million for the nine months ended September 30, 2008 is related to $22.4 million in payments made upon the conversion of $27.6 million of our 13.5% convertible senior notes, $15.5 million made upon the conversion of $28.3 million of our 18.33% convertible senior notes, $11.0 million in payments made upon the conversion of $40.8 million of our 9% convertible senior notes and $3.6 million made upon conversion of $9.0 million of our 10% convertible senior notes due 2012.

Gain on derivative liabilities, net. The gain on derivative liabilities of $7.2 million for the nine months ended September 30, 2009 is primarily due to a gain of $4.4 million resulting from the change in the estimated fair value of the derivative liability related to the embedded conversion option on our 10% convertible senior notes due 2011 as well as a gain of $2.8 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant. The gain of $56.1 million for the nine months ended September 30, 2008 is primarily due to gains of $22.3 million, $12.0 million, $6.5 million, $4.5 million and $3.4 million resulting from the change in the estimated fair value of the derivative liabilities related to the embedded conversion option on our 13.5%, 9%, 18.33%, 15% and 10% (due 2012) convertible senior notes, respectively. There was also a gain of $7.3 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant.

Gain (loss) on exchange of convertible notes. The $7.4 million gain on exchange of convertible notes for the nine months ended September 30, 2009 is primarily related to $7.2 million due to the exchange of $52.9 million principal amount of portions of our 9%, 7.5%, 6.75%, 5.75% convertible senior and 4% convertible senior subordinated notes for $7.1 million in cash and approximately 24.2 million shares of our common stock, net of related transaction costs. In addition, we recorded a $0.2 million gain related to the exchange of $3.0 million of our 4% convertible senior subordinated notes and $1.5 million of our 6.75% convertible senior notes as well as accrued and unpaid interest on these notes for 3.3 million shares of our common stock. The loss on exchange of convertible notes of $15.9 million for the nine months ended September 30, 2008 consists of a $10.3 million loss due to the repurchase of approximately $17.5 million aggregate principal of our 13.5% convertible senior notes in connection with the issuance of our 18.33% convertible senior notes in July and August 2008, a $3.3 million loss due to the exchange of $5.3 million of our 9% convertible senior notes for units of our 13.5% convertible senior notes, Series E preferred stock and related warrants issued in April 2008 and a loss of $2.3 million due to the extinguishment of approximately $9.1 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for approximately 0.7 million shares of our common stock.

Equity loss from investment in joint venture. The loss of $1.2 million for the nine months ended September 30, 2009 relates to our 50% interest in RIT Oncology, prior to the sale of this interest in March 2009, which we accounted for using the equity method of accounting.

Milestone modification expense. Milestone modification expense for the nine months ended September 30, 2009 was due to a $6.0 million payment accrued for SMI stockholders based on the August 2009 amendment to our original acquisition agreement pursuant to which we acquired SMI in a stock-for-stock merger in July 2007.

Settlement expense. Settlement expense of $4.7 million for the nine months ended September 30, 2009 is primarily due to $3.2 million related to amounts paid to Spectrum for the settlement of the final installment payment related to our sale of our 50% interest in RIT Oncology based on the outcome of arbitration proceedings. This amount includes the $3.5 million escrow amount released to Spectrum, our $0.8 million payment to Spectrum based on arbitration proceedings and approximately $0.9 million in receivables recognized in prior periods and owed to us by RIT Oncology. The settlement amount is also net of approximately $2.0 million in payables assumed by Spectrum on our behalf. We also incurred $1.3 million in settlement expense related to the payment made in accordance with our settlement agreement and release with Ingenix as well as $0.2 million related to payments made to RHP Master Fund, Ltd, or RHP, for the release of all claims against us in connection with our alleged breach of contract related to RHP’s Series A preferred stock.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had approximately $55.0 million in cash and cash equivalents.

Net cash used in operating activities increased to approximately $70.6 million during the nine months ended September 30, 2009, compared to approximately $65.1 million for the same period during 2008 primarily due to an increase in cash payments used to decrease our accounts payable and accrued expenses for the nine months ended September 30, 2009 as compared to an increase in these liability amounts during the comparable period in 2008. We also had increased cash payments in 2009 due to settlement expenses and restructuring charges as well as a decrease in cash received for sales of Zevalin. These were offset by decreased selling, general and administrative and research and development expense, excluding the allocation of non-cash stock based compensation expense to these activities as well as a decrease in cash paid for interest expense.

Net cash provided by investing activities of approximately $22.2 million for the nine months ended September 30, 2009 was primarily due to $6.8 million in net proceeds from Spectrum in January 2009 related to the initial formation of RIT Oncology in December 2008 and $15.1 million in net proceeds from Spectrum related to the sale of our 50% interest in RIT Oncology in 2009. Net cash used in investing activities of approximately $0.5 million for the nine months ended September 30, 2008 was due to purchases of securities available-for-sale, purchases of property and equipment and cash paid for acquisition costs related to our purchase of Zevalin in December 2007 offset by proceeds from sales and maturities of securities available-for-sale.

Net cash provided by financing activities of approximately $94.2 million for the nine months ended September 30, 2009 was primarily due to $40.6 million in net proceeds from the issuance of 33.7 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock in a public offering in July 2009 as well as $18.9 million in net proceeds from the issuance of 16.0 million shares of our common stock and warrants to purchase 4.8 million shares of our common stock May 2009. We also received $28.5 million in net proceeds from the issuance of 30,000 shares of our Series 2 preferred stock and warrants to purchase up to 4.7 million shares of our common stock in August 2009. In addition, in May 2009, we received $18.7 million in net proceeds from the issuance of 20,000 shares of our Series 1 preferred stock and related Class A and Class B warrants in April 2009 as well as $3.8 million upon the exercise of the Class A warrants in May 2009. These proceeds were offset by $9.9 million in cash paid, net of transaction costs and in addition to 24.2 million shares of our common stock, for the exchange of $52.9 million principal amount of our convertible notes. We also made a $3.0 million deemed dividend payment in connection with our settlement with Tang Capital Partners LP for full release of all claims against us in connection with our alleged breach of contract related to Tang’s Series B preferred stock. This amount was accrued as of December 31, 2008 and paid in January 2009. Net cash provided by financing activities of approximately $61.1 million for the nine months ended September 30, 2008 was primarily due to issuances of our convertible senior notes. Proceeds from the issuance of our 9% notes were approximately $35.4 million, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. We also made a deemed dividend payment of approximately $16.2 million to induce existing holders of our Series A, B, C and D preferred stock to convert their shares of preferred stock into common stock in connection with this issuance. Proceeds from the issuance of our 13.5% notes and Series E preferred stock were approximately $19.6 million, net of issuance costs, restricted cash placed in escrow to fund make-whole payments and the cancellation of $5.3 million of our 9% notes. Upon cancellation of the 9% notes, $1.4 million was released to us from the amount placed in escrow to fund make-whole payments. Proceeds from the issuance of our 15% notes were approximately $11.5 million, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. We received approximately $1.8 million in proceeds from the issuance of our 18.33% notes, net of issuance costs, restricted cash placed in escrow to fund make-whole payments and the repurchase of approximately $17.5 million of our 13.5% notes and warrants. Upon cancellation of the 13.5% notes and warrants, $6.5 million was released to us from the amount placed in escrow to fund make-whole payments. We received proceeds of approximately $10.5 million from the issuance of our 10% and 15.5% notes, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. In connection with these issuances, we made another deemed dividend payment of approximately $2.0 million to induce existing holders of our Series C preferred stock to convert their shares of preferred stock into common stock. We also received approximately $3.9 million in net proceeds from the issuance of our common stock under our equity line of credit. Cash received from these financings were offset by the repayment of the outstanding $10.7 million principal balance on our 5.75% convertible subordinated and senior subordinated notes upon their maturity in June 2008.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and we expect to generate losses from operations through 2010 primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. We estimate our average cash burn rate for the remainder of 2009 to be between $5.5 million and $6.5 million per month and we expect that our existing cash and cash equivalents is not sufficient to fund our presently anticipated operations through the second quarter of 2010. We have achieved cost savings initiatives to reduce operating expenses, including the reduction of employees related to Zevalin operations and the closure of our operations in Italy and we continue to seek additional areas for cost reductions. However, we must also raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

Our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	regulatory approval of our products;

•	success in acquiring or divesting products, technologies or businesses;

•	progress in and scope of our research and development activities;

•	finding appropriate partners for the development and commercialization of our products if they are approved for marketing; and

•	competitive market developments.

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

The following table includes information relating to our contractual obligations as of September 30, 2009 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes (1)	$10,250	$—	$10,250	$—	$—
5.75% Convertible senior notes (2)	10,913	—	10,913	—	—
4.0% Convertible senior subordinated notes (3)	40,363	40,363	—	—	—
Interest on convertible notes	3,813	2,608	1,205	—	—
Operating leases:
Facilities	11,890	4,294	7,596	—	—
Long-term obligations (4)	2,605	1,138	1,440	27	—

	$79,834	$48,403	$31,404	$27	$—

(1)	The 7.5% convertible senior notes are convertible into shares of our common stock at a conversion rate of 11.96298 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $83.59 per share.
(2)	The 5.75% convertible senior notes are convertible into shares of our common stock at a conversion rate of 33.33333 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $30.00 per share.
(3)	The 4.0% convertible senior subordinated notes are convertible into shares of our common stock at a conversion rate of 1.85185 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $540.00 per share.
(4)	Long-term obligations does not include $0.9 million related to excess facilities charges.

Additional Milestone Activities

We have an amended agreement with PG-TXL Company L.P., or PG-TXL, which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. Pursuant to this agreement we were required to pay a $0.5 million milestone payment that became due upon the acceptance of our MAA for review by the EMEA in March 2008. We may also be required to pay up to $14.4 million in additional milestone payments under this agreement. The timing of the remaining milestone payments under the amended agreement is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $5.1 million in additional milestone payments related to the trial of which $1.6 million may become due in the second quarter of 2010 based on patient enrollment.

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

In connection with our acquisition of Systems Medicine, Inc., or SMI, we were required to pay its stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain NASDAQ limitations on the issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin. In August 2009, we entered into an amended agreement under which these milestone payments were replaced by an immediate substitute payment of $6.0 million payable in shares of our common stock subject to certain conditions, including required shareholder approval. If the conditions were not satisfied, we would have paid SMI stockholders $5.0 million cash in lieu of the $6.0 million shares of our common stock. In October 2009, our shareholders approved the issuance of $6.0 million shares of our common stock and we have agreed to issue approximately 5.6 million shares to SMI stockholders.

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

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We have maintained a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale”. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Since we generally hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates related to our securities portfolio. The fair value of our securities available-for-sale at December 31, 2008 was $0.6 million and for each one percent change in interest rates, the change in the fair value of our securities available-for-sale outstanding as of this date would have been immaterial. We had no securities available-for-sale outstanding as of September 30, 2009.

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our euro-denominated assets and liabilities that remain in our Bresso branch will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Accordingly, changes in the value of the U.S. dollar relative to the euro might have an adverse effect on our reported results of operations and financial condition.

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

(b) Changes in Internal Control over Financial Reporting

During the second half of 2008, we began the implementation of Oracle EBS for financial reporting which was completed as of January 1, 2009. While we expect future changes and enhancements in our internal controls as a result of the new system, for the nine months ended September 30, 2009, there were no significant changes in our internal controls as a result of the implementation.

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

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third-party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and we are awaiting the panel’s ruling. If successful on appeal, we intend to return to the United States District Court for trial. There is no guarantee that we will prevail in the appeal or at trial.

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

On May 1, 2008 Ingenix Pharmaceutical Services, Inc., or Ingenix, a contract research organization, sent a letter claiming we owed Ingenix $2.2 million pursuant to clinical support work. All of these charges had been previously invoiced to us, but the invoices were being evaluated for the association of the work being billed to the contract assignments, as well as the relationship of the pass-through costs to approvable work. On November 6, 2008, Ingenix filed a demand for arbitration of this dispute with the American Arbitration Association, seeking damages of $2.2 million. On September 28, 2009, we entered into a settlement agreement and release with Ingenix pursualt to which we paid Ingenix $1.6 million and each party agreed to a full release of the other party from any and all claims related to the dispute.

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan court to compel us to source pixantrone from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. A trial date has been set for January 21, 2010. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules).

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

We have substantial operating expenses associated with the development of our product candidates and as of September 30, 2009 we had cash and cash equivalents of approximately $55.0 million.

As of September 30, 2009, our total current liabilities were approximately $72.9 million, including $40.4 million related to our 4% convertible senior subordinated notes which are due in July 2010 and we also had additional debt outstanding. The aggregate long-term principal balance of our outstanding 7.5% and 5.75% convertible senior notes as of September 30, 2009 was approximately $21.2 million.

We expect that our existing cash and cash equivalents, securities available-for-sale, interest receivable as well as proceeds received from our offerings to date will not provide sufficient working capital to fund our presently anticipated operations through the second quarter of 2010 and we therefore need to raise additional capital. There can be no assurance that we will have sufficient earnings, access to liquidity or cash flow in the future to meet our operating expenses and other obligations, including our debt service obligations.

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

We have finalized the closure our Italian operations that we used primarily for pre-clinical research and were underutilized due to our current focused business model on the development of late-stage compounds and their commercialization. In connection with this closure, we entered into a severance agreement with the unions representing the employees of our Italian operations related to a reduction of 56 positions. In addition, we have sent notices of termination to the six managers of the Bresso facility and are negotiating separate severance agreements with these managers. We expect to save approximately $20.0 million (based on current exchange rates) in 2010 and beyond due to the closure of our Italian operations, which we completed in September 2009.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2009, we had an accumulated deficit of approximately $1.4 billion. We are pursuing regulatory approval for pixantrone, OPAXIO and brostallicin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities, expenses which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

We have substantial tax loss carryforwards for U.S. federal income tax purposes. As a result of prior changes in the stock ownership of the Company, our ability to use such carryforwards to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. Moreover, future changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock upon exercise of the warrants offered in this offering, may further limit our ability to use our net operating losses.

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

NASDAQ reinstated the $1.00 minimum bid price requirement on August 3, 2009 and there can be no assurances that our stock price will be $1.00 or above. At our Special Meeting of Shareholders held on March 24, 2009, the proposal to allow the Board, in its discretion, to effect a reverse stock split of our common stock was not approved by the shareholders. At any time our stock price is below $1.00, we may not be able to effect a reverse stock split to increase our stock price if we are unable to obtain shareholder approval of a reverse stock split in the future.

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

In addition, under Italian law, we must publish a listing prospectus that has been approved by CONSOB prior to issuing common stock that exceeds, in any twelve-month period, 10% of the number of shares of our common stock outstanding at the beginning of that period. We have attempted to publish a listing prospectus in Italy to cover our general offerings for the past two years, beginning in April 2007. After working with CONSOB to meet its requirements to publish that listing prospectus for the remainder of 2007, we were finally able to publish a listing prospectus in January 2008; however, that listing prospectus was limited to shares to be issued to Société Générale under the Step-Up Equity Financing Agreement we entered into with Société Générale in 2006, which has since terminated. After meeting with CONSOB in 2008 to further discuss its requirements for a more general listing prospectus, we filed a new listing prospectus on December 31, 2008, which was rejected by CONSOB on January 16, 2009. On January 28, 2009, we filed a registration document (i.e., one of the three documents that, according to European Regulation No. 809/2004 and together with our related securities note and summary, constitute a listing prospectus, which can be separately filed, examined and eventually approved by CONSOB).

On July 2, 2009, after several requests of supplements, clarifications and submissions of new drafts of our registration document, CONSOB informed us that the relevant administrative procedure for CONSOB’s authorization to publish the registration document had expired since CONSOB alleged that we had not amended the text of the registration document to provide certain information CONSOB had requested. On July 23, 2009, we filed a new draft of the registration document and on September 24, 2009, CONSOB approved publication of such registration document. On September 29, 2009, we published the registration document in Italy and we may use it to register our securities on the Italian stock market.

The registration document will be effective for twelve months from the date of its publication (i.e., twelve months from September 29, 2009). Within such twelve-month period, we will also have to obtain CONSOB’s clearance over the relevant securities note and summary, which together with the registration document, will constitute a listing prospectus. A listing prospectus will allow us to issue common stock and have it admitted to listing on the Italian MTA over the aforesaid threshold of 10% of the number of shares of our common stock outstanding at the beginning of any twelve-month period. Pending CONSOB’s clearance of the securities note and the summary, we are required to raise money using alternative forms of securities. For example, we may need to use convertible preferred stock and convertible debt in lieu of our common stock because convertible preferred stock and convertible debt, subject to the provisions of European Directive No. 71/2003 and according to the interpretations of the Committee of European Securities Regulators (CESR), are not subject to the 10% limitation imposed by European Union and Italian law.

Moreover, on December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no.

58/98. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules).

Our assets and liabilities that remain in our Italian branch make us subject to increased risk regarding currency exchange rate fluctuations.

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars. As long as we continue to have assets and liabilities held in our Italian branch, the carrying value of these assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Changes in the value of the U.S. dollar as compared to the euro might have an adverse effect on our reported results of operations and financial condition.

We may owe additional amounts for value added taxes related to our operations in Europe.

Our European operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $6.9 million and $6.3 million as of September 30, 2009 and December 31, 2008, respectively. On April 14, 2009, the Italian Tax Authority, or ITA, issued a notice of assessment to CTI (Europe) based on their audit of VAT returns for the year 2003. The ITA audit concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). In addition, the ITA has issued a pre-assessment of VAT filings for the year 2005 noting findings similar to the year 2003. The assessment for the year 2003 is €0.5 million, or approximately $0.8 million as of September 30, 2009, including interest and penalties. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed and we intend to vigorously defend ourselves against the assessment and request a dismissal on procedural grounds and merits of the case. However, if we are unable to defend ourselves against the year 2003 assessment and if we receive an assessment for subsequent years, including the year 2005, it may harm our results of operations and financial condition.

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

We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO given that our three STELLAR phase III clinical trials for the treatment of non-small cell lung cancer did not meet their primary endpoints and we withdrew our Marketing Authorization Application, or MAA, from the EMEA for first-line treatment of patients with advanced non-small lung cancer, or NSCLC, to refocus our resources on approval of OPAXIO for other indications.

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

Based on discussions with the EMEA Scientific Advice Working Party, we submitted an MAA for OPAXIO in Europe on March 4, 2008 based on results of the STELLAR trials. In April 2009, the MAA was accepted for review by the EMEA; however, in September 2009, we notified the EMEA of our decision to withdraw the MAA and refocus our resources on the approval of OPAXIO for its potential superiority indication in maintenance therapy for ovarian cancer.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current product candidates have received approval for marketing in any country. On April 13, 2009, we began submission of a rolling NDA to the FDA for pixantrone to treat relapsed aggressive NHL. We completed the submission in June 2009 and we have been notified by the FDA that a Prescription Drug User Fee Act, or PDUFA, action date of April 23, 2010 under standard review has been established. Based on this PDUFA date, if pixantrone is approved, it could be available to patients in the U.S. in the second quarter of 2010.

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

The marketing and promotion of pharmaceuticals is also heavily regulated, particularly with regard to prohibitions on the promotion of products for off-label uses. In April 2007, we paid a civil penalty of $10.6 million and entered into a settlement agreement with the United States Attorney’s Office for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon Inc. in July 2005. As part of that settlement agreement and in connection with the acquisition of Zevalin, we also entered into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services, which required us to establish a compliance committee and compliance program and adopt a formal code of conduct.

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

•

If we are successful in bringing OPAXIO to market, we will face direct competition from oncology-focused multinational corporations. OPAXIO will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products. Such corporations include, among others, Bristol-Myers Squibb Co. and others, which markets paclitaxel and generic forms of paclitaxel; Sanofi-Aventis, which markets docetaxel; Genentech, Roche and OSI Pharmaceuticals, which market Tarceva™; Genentech and Roche, which market Avastin™, Eli Lilly, which markets Alimta®, and Abraxis, which markets Abraxane™. In addition, other companies such as NeoPharm Inc. and Telik, Inc. are also developing products, which could compete with OPAXIO.

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

Our amended and restated articles of incorporation require that a quorum, consisting of one-third of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our amended and restated articles of incorporation, such as an amendment to increase our authorized capital stock, require the approval of a majority of our outstanding shares. A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner taking no action to direct the voting of such shares. Under Rule 452 of the New York Stock Exchange, the U.S. broker-dealer may vote shares absent direction from the beneficial owner on certain matters, such as the uncontested election of directors, an amendment to our amended and restated articles of incorporation to increase authorized shares that are to be used for general corporate purposes, and the ratification of our auditors. As a result of this custody transfer, we were able to hold special meetings of the shareholders in April 2007, January 2008 and March

2009 and annual meetings of the shareholders in September 2007, June 2008 and October 2009. At the meeting in June 2008, our shareholders approved a proposal to reduce our quorum requirement from a majority of outstanding voting shares to one-third of outstanding voting shares. However, obtaining a quorum at future meetings even at the lower threshold and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain a quorum at future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

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

We are required under the NASDAQ Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ. Funding of our operations in the future may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required shareholder approval for such an issuance, particularly in light of the difficulties we have experienced in obtaining a quorum and holding shareholder meetings as outlined above. If we are unable to obtain financing due to shareholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations.

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

We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by U.S. and/or foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers and contract service providers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. One of our products under development, OPAXIO, has a complex manufacturing process and supply chain, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredients and drug products for pixantrone and brostallicin are both manufactured by a single vendor. Finished product manufacture and distribution for both pixantrone and brostallicin are to be manufactured and distributed by different single vendors. We are currently disputing our right to cancel the exclusive manufacturing contract between us and the former manufacturer of pixantrone. We assert multiple grounds for terminating this exclusive manufacturing agreement, which the former manufacturer disputes. The former manufacturer has asserted that we do not have the right to terminate the manufacturing contracts and has filed a lawsuit in the Court of Milan to compel us to source pixantrone from that manufacturer.

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

Our financial condition and results of operations could be adversely affected by public health issues, wars and other military action, as well as terrorist attacks and threats and government responses thereto, especially if any such actions were directed at us or our facilities or customers.

Public health issues, terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In June 2009, the World Health Organization declared an H1N1 influezna, or swine flu, pandemic, and such pandemic could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, us, and our customers or suppliers. Should the severity of the H1N1 influenza pandemic increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. The long-term effects of the H1N1 pandemic, the terrorist attacks, and the ongoing war on terrorism on our business and on the global economy remain unknown. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of our common stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, terrorist attacks directly upon us may significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our common stock.

Risks Related To the Securities Markets

Our stock price is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended November 2, 2009, our stock price has ranged from a low of $0.05 to a high of $2.23. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 File No. 333-153358, filed on September 5, 2008).

3.2	Registrant’s Articles of Amendment to Amended and Restated Articles of the Registrant (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Registrant’s Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Registrant’s Articles of Amendment to Amended and Restated Articles of the Registrant (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Registrant’s Amended and Restated Bylaws (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 25, 2008).

4.1	Form of Common Stock Purchase Warrant, dated July 28, 2009 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

4.2	Common Stock Purchase Warrant, dated July 28, 2009.

4.3	Form of Common Stock Purchase Warrant, dated August 19, 2009 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

10.1	Second Amendment to the Acquisition Agreement, dated as of August 6, 2009, by and among the Registrant and each of Tom Hornaday and Lon Smith, in their capacities as Stockholder Representatives (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 7, 2009).

10.2	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: November 5, 2009	By:	/s/ JAMES A. BIANCO, M.D.
James A. Bianco, M.D.
Chief Executive Officer

Dated: November 5, 2009	By:	/s/ LOUIS A. BIANCO
Louis A. Bianco
Executive Vice President,
Finance and Administration
(Principal Financial Officer, Chief Accounting Officer)