Form 10-K
period 2009-12-31
CELL THERAPEUTICS INC
filed 2010-02-26
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission file number: 001-12465

CELL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 Elliott Avenue West, Suite 400 Seattle, WA 98119 (Address of principal executive offices)	98119 (Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common equity held by non-affiliates was $846,371,774. Shares of common stock held by each executive officer and director and by each person known to the registrant who beneficially owns more than 5% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock outstanding.

The number of outstanding shares of the registrant’s common stock as of February 22, 2010 was 616,116,231.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELL THERAPEUTICS, INC.

Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference may contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•	any statements regarding future operations, plans, regulatory filings or approvals;

•

any statement regarding the performance, or likely performance, or outcomes or economic benefit of any licensing or other agreement, including any agreement with Novartis International Pharmaceutical Ltd., or Novartis, or its affiliates, including whether or not such partner will elect to participate, terminate or otherwise make elections under any such agreement or whether any regulatory authorizations required to enable such agreement will be obtained;

•	any projections of cash resources, revenues, operating expenses or other financial terms;

•	any statements of the plans and objectives of management for future operations or programs;

•	any statements concerning proposed new products or services;

•	any statements on plans regarding proposed or potential clinical trials or new drug filing strategies or timelines;

•	any statements regarding pending or future mergers or acquisitions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

When used in this Annual Report on Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. These factors include, but are not limited to, those listed under Part I, Item I “Business,” Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K.

We do not intend to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

You may review a copy of this Annual Report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the U.S. Securities and Exchange Commission’s, or the SEC, Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Cell Therapeutics, Inc., that file electronically with the SEC.

PART I

Item 1.	Business

Overview

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer. We are currently focusing our efforts on pixantrone, OPAXIO, brostallicin and bisplantinates.

We are developing pixantrone, a novel anthracycline derivative, for the treatment of non-Hodgkin’s lymphoma, or NHL, and various other hematologic malignancies, solid tumors and immunological disorders. Pixantrone was studied in our EXTEND, or PIX301, clinical trial, which is the first randomized, controlled, phase III single-agent clinical trial of pixantrone for patients with relapsed, aggressive NHL who received two or more prior therapies and who were sensitive to treatment with anthracyclines. In November 2008, we announced that this trial achieved the primary efficacy endpoint. Based on the outcome of the EXTEND trial and on the basis of a pre-New Drug Application, or NDA, communication we received from the U.S. Food and Drug Administration, or FDA, relating to this phase III trial, we began a rolling NDA submission to the FDA in April 2009. We completed the submission in June 2009 and we have been notified by the FDA that a Prescription Drug User Fee Act, or PDUFA, action date of April 23, 2010 under standard review has been established. Based on this PDUFA date, if pixantrone is approved, it could be available to patients in the United States as early as the second quarter of 2010.

The FDA’s Oncologic Drugs Advisory Committee, or ODAC, was scheduled to review the NDA for pixantrone on February 10, 2010, however that meeting was postponed due to severe winter weather conditions in the Washington D.C. area. The FDA indicated that it intends to reschedule the meeting as soon as the FDA can determine a schedule that will allow them to reconvene the advisory panel. ODAC is an independent panel of experts that evaluates data concerning the efficacy and safety of marketed and investigational products for use in the treatment of cancer and makes recommendations to the FDA. The FDA regulations indicate that although the FDA will consider the recommendation of the panel, the final decision regarding the approval of the product is made by the FDA.

The results of the EXTEND trial showed that patients randomized to treatment with pixantrone achieved a significantly higher rate of confirmed and unconfirmed complete remissions compared to patients treated with standard chemotherapy, had a significantly increased overall response rate and experienced a statistically significant improvement in median progression free survival. Pixantrone was safely administered at the proposed dose and schedule in the PIX301 clinical trial in heavily pre-treated patients. The most common (incidence greater than or equal to 10%) grade 3/4 adverse events reported for pixantrone-treated subjects across the studies were neutropenia and leucopenia. Use of growth factor support was minimal. Other common adverse events (any grade) included infection, anemia, leucopenia, thrombocytopenia, asthenia, pyrexia, and cough. Overall, the incidence of grade 3 or greater cardiac adverse events was 7% (5 patients) on the pixantrone arm and 2% (1 patient) on the comparator arm. There were an equal number of deaths due to an adverse event in both the pixantrone and comparator arm.

We also conducted the RAPID, or PIX203, phase II clinical trial study (CHOP-R vs. CPOP-R) in which pixantrone is substituted for doxorubicin in the CHOP-R regimen compared to the standard CHOP-R regimen in patients with aggressive NHL. An interim analysis of the RAPID trial, reported in July 2007, showed that to date, a majority of patients on both arms of the study achieved a major objective anti-tumor response (complete response or partial response). Patients on the pixantrone arm of the study had clinically significant less left ventricular ejection fraction (LVEF) drops, infections, and thrombocytopenia (a reduction in platelets in the blood), as well as significant reduction in febrile neutropenia. In early 2008, we closed enrollment on the RAPID trial because we had adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. We expect to report results from the RAPID trial in mid-2010.

In July 2009, we were notified by the European Medicines Agency, or EMEA, that pixantrone is eligible to be submitted for a Marketing Authorization Application, or MAA, through the EMEA’s centralized procedure. The centralized review process provides for a single coordinated review for approval of pharmaceutical products that is conducted by the EMEA on behalf of all European Union, or EU, member states. The EMEA also designated pixantrone as a New Active Substance, or NAS; if approved, compounds designated as an NAS receive a 10-year market exclusivity period in EU member states. In September 2009, we submitted a Pediatric Investigation Plan, or PIP, to the EMEA as part of the required filing process for approval of pixantrone for treating relapsed, aggressive NHL in Europe. Based upon feedback from European authorities, we are requesting a waiver from executing a PIP. In September 2009, we also applied to the EMEA for orphan drug designation for pixantrone which was granted in December 2009. We anticipate the formal MAA filing for pixantrone for the treatment of relapsed or refractory aggressive NHL in mid-2010.

We are currently focusing our development of OPAXIO (paclitaxel poliglumex), which we have previously referred to as XYOTAX, as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients with over 600 patients enrolled to date. Given the expected rate of progression in the control (no treatment) arm and the 5 year duration of study enrollment to date, we requested that the Data Monitoring Committee, or DMC, perform an interim futility analysis examining progression free survival as a surrogate for overall survival. We made this request based on input from our external statistical expert who proposed a boundary for futility that, if exceeded, would predict a likely positive effect on overall survival at study conclusion. Alternatively if the boundary was not met then the likelihood of positive benefit on overall survival would be low, thus making further enrollment futile. The GOG informed us that, in closed session deliberation, the DMC denied our request and plans to conduct an interim analysis for overall survival which is projected to occur in 2011.

In June 2009, we announced that, in a study released from Brown University at the 2009 American Society for Clinical Oncology Annual Meeting, patients with cancer of the lower esophagus had evidence of a high pathological complete response rate when given OPAXIO in addition to cisplatin and full-course radiotherapy. In this phase II clinical trial study, preliminary data suggests that OPAXIO may provide enhanced radiation sensitization as compared to standard therapy. We plan to meet with the FDA in 2010 to explore a potential phase III registration study utilizing OPAXIO as a radiation sensitizer in the treatment of esophageal cancer.

In March 2008, we submitted an MAA to the EMEA for first-line treatment of patients with advanced non-small cell lung cancer, or NSCLC, who are poor performance status, or PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our previous clinical trials. The application was based on a positive opinion we received from the EMEA’s Scientific Advice Working Party, or SAWP; the EMEA agreed that switching the primary endpoint from superiority to non-inferiority was feasible if the retrospective justification provided in the marketing application was adequate. In September 2009, we notified the EMEA of our decision to withdraw the MAA and we refocused our resources on the approval of OPAXIO for its potential superiority indication in maintenance therapy for ovarian cancer and as a radiation sensitizer in the treatment of esophageal cancer.

We are also continuing to develop OPAXIO for women with pre-menopausal levels of estrogen, regardless of age, who have advanced NSCLC with normal or poor performance status. We believe the lack of safe and effective treatment for women with advanced first-line NSCLC, who have pre-menopausal estrogen levels, represents an unmet medical need. Based on a pooled analysis of STELLAR 3 and 4 phase III trials for treatment of first-line NSCLC PS2 patients, we believe that there is a demonstrated statistically significant survival advantage among women receiving OPAXIO when compared to women or men receiving standard chemotherapy. A survival advantage for women over men was also demonstrated in a first-line phase II clinical trial of OPAXIO and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR 3 and 4 trials. In September 2007, we initiated our PGT307 trial which focuses exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. Although the FDA has established the requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of OPAXIO in the NSCLC setting, we believe that compelling results from PGT307, along with supporting evidence from prior clinical trials, may enable us to submit an NDA in the United States. Currently, we have limited the enrollment on the PGT307 study to sites in the United States only and we will continue to consider the expansion of the trial.

We are developing brostallicin through our wholly owned subsidiary, Systems Medicine LLC, or SM, which holds worldwide rights to use, develop, import and export brostallicin, a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. SM currently uses a genomic-based platform to guide the development of brostallicin. We expect to use that platform to guide the development of our licensed oncology products in the future. We also have a strategic affiliation with the Translational Genomics Research Institute, or TGen, and have the ability to use TGen’s extensive genomic platform and high throughput capabilities to target a cancer drug’s context-of-vulnerability, which is intended to guide clinical trials toward patient populations where the highest likelihood of success should be observed, thereby potentially lowering risk and shortening time to market.

A phase II clinical trial study of brostallicin in relapsed/refractory soft tissue sarcoma met its predefined activity and safety hurdles and resulted in a first-line phase II clinical trial study that is currently being conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and the EORTC conducted the final data analysis in 2009; and a study report is expected in 2010. Brostallicin has also demonstrated synergy with new targeted agents as well as established treatments in preclinical trials. A multi-arm combination study with brostallicin and other agents, including Avastin (bevacizumab) was completed in the first quarter of 2009. Results are pending.

In March 2009, we divested our interest in the radiopharmaceutical product Zevalin® (ibritumomab tiuxetan) by selling our 50% interest in the Zevalin joint venture, RIT Oncology, to Spectrum Pharmaceuticals, Inc., or Spectrum, for $16.5 million. Previously, in December 2008, we closed our transaction with Spectrum to form RIT Oncology, to commercialize and develop Zevalin in the United States. We originally acquired the U.S. rights to develop, market and sell Zevalin from Biogen Idec Inc., or Biogen, in December 2007. We received an initial payment of $6.5 million in gross proceeds from Spectrum in March 2009, $750,000 of which was used to pay a consent fee to Biogen, and an additional $6.5 million in gross proceeds in April 2009. The remaining $3.5 million we expected to receive from Spectrum, subject to certain adjustments, was disputed and was ultimately released to Spectrum based on the outcome of an arbitration hearing held in May 2009. In addition, as part of the divestiture transaction, we agreed to forego the right to receive up to $15 million in product sales milestone payments in connection with the original transaction establishing the joint venture.

Platinates constitute an important class of cornerstone chemotherapy agents used to treat a wide variety of cancers. There are three currently commercially available platinates (cisplatin, carboplatin, and oxaliplatin) which are first-line agents in ovarian cancer, lung cancer, testicular cancer, and colorectal cancer and are also used in a broad variety of other diseases. We are developing new analogues of the dinuclear-platinum complex CT-3610 that is more potent than any of the commercially available platinates. These bisplatinates have a different mechanism of action than the commercially available platinum compounds and are substantially more active on many preclinical models including those with resistance to monoplatinates. We have initiated an Investigational New Drug application, or IND, enabling activities for bisplatinates.

We were incorporated in Washington in 1991. Our principal executive offices are located at 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119. Our telephone number is (206) 282-7100. The address for our website is http://www.celltherapeutics.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC.

“CTI” and “OPAXIO” are our proprietary marks. All other product names, trademarks and trade names referred to in this prospectus are the property of their respective owners.

The Oncology Market

Overview.    According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the United States, resulting in close to 560,000 deaths annually, or more than 1,500 people per day. The National Cancer Institute estimates that approximately 11.1 million people in the United States with a history of cancer were alive in January 2005, and it is estimated that slightly more than one in three American women, and slightly less than one in two American men will develop cancer in their lifetime. Approximately 1.5 million new cases of cancer were expected to be diagnosed in 2009 in the United States. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease.

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

We believe developing agents which improve on the cornerstone chemotherapy classes, in addition to novel drugs designed to treat specific types of cancer and cancer patients, fills a significant unmet need for cancer patients. Our cancer drug development pipeline includes a modified anthracycline, a taxane and a DNA minor groove binding agent, each of which has the potential to treat a variety of cancer types.

Pixantrone

Anthracyclines are one of the most potent classes of anti-cancer agents used in first-line treatment of aggressive NHL, leukemia and breast cancer. For these diseases, anthracycline-containing regimens can often produce long-term cancer remissions and cures. However, the currently marketed anthracyclines can cause severe, permanent and life-threatening cardiac toxicity when administered beyond widely recognized cumulative lifetime doses. This toxicity often prevents repeat use of anthracyclines in patients who relapse after first-line anthracycline treatment. In addition, the cardiac toxicity of anthracyclines prevents their use in combination with other drugs, such as trastuzumab, that also can cause cardiac toxicity. As a result, chemotherapy regimens that do not include anthracyclines often are used for the second-line treatment of relapsed NHL. There are no drugs approved in the United States for patients with aggressive NHL that relapse after, or are refractory to, second-line treatment.

We believe a next-generation anthracycline with better ease of administration, greater anti-tumor activity and less cardiac toxicity could gain a significant share of the anthracycline market. We also believe that such a drug could allow repeat therapy in relapsed patients and could allow combination therapy with a broader range of chemotherapies. Pixantrone (BBR 2778) is being developed to improve the activity and safety in treating cancers usually treated with the anthracycline family of anti-cancer agents. It is a novel DNA major groove binder with an aza-anthracenedione molecular structure, differentiating it from anthracycline chemotherapy agents. Pixantrone has been studied in both indolent and aggressive NHL. The drug has demonstrated encouraging activity as a single agent in aggressive NHL, and recent clinical results suggest the compound also may be synergistic with other agents commonly used in combination therapy.

Pixantrone is an azo-anthracenedione that has distinct structural and physiochemical properties that make its anti-tumor unique in this class of agents. Similar to anthracyclines, pixantrone inhibits topo-isomerase II but, unlike anthracyclines, rather than interacalation with DNA, pixantrone hydrogen bonds to and alkylates DNA, thus forming stable DNA adducts with particular specificity for CpG righ, hypermethylated sites. In addition, the structural motifs on anthracylcline-like agents are responsible for the generation of oxygen free radicals and the formation of toxic drug-metal complexes have also been modified in pixantrone to prevent iron binding and perpetuation of superoxide production, both of which are the putative mechanism of anthracycline induced acute cardiotoxicity. These novel pharmacologic differences may allow re-introduction of anthracycline-like potency in the treatment of relapsed/refractory aggressive lymphoma for patients who are otherwise at their lifetime recommended doxorubicin exposure.

Pixantrone for relapsed aggressive NHL

We have several clinical trials with pixantrone, including a pivotal phase III trial, known as the EXTEND, or PIX301, trial of pixantrone for the treatment of patients with relapsed aggressive NHL, a condition for which there are no chemotherapy drugs approved in the United States. This study was an international, randomized trial comparing pixantrone to a single agent of the treating physician’s choice. The primary endpoint of the study was complete remission rate. The trial enrolled 140 patients from 24 countries and patients were randomized in a 1:1 fashion to receive either pixantrone or another single-agent drug currently used for the treatment of this patient population, as selected by the physician, for up to six cycles of treatment. Tumor assessments were performed at baseline and every eight weeks thereafter through an 18-month follow-up period. The primary efficacy analysis occurred when the last patient enrolled completed treatment in September 2008. All responses of efficacy were assessed by an independent assessment panel.

We announced in November 2008 that we had achieved the primary efficacy endpoint of the PIX301 trial. Patients randomized to treatment with pixantrone achieved a high rate of confirmed and unconfirmed complete remissions compared to patients treated with standard chemotherapy (14/70 (20.0%) for pixantrone arm compared to 4/70 (5.7%) for the standard chemotherapy arm, p = 0.02). No patient (0%) in the standard chemotherapy arm achieved a confirmed complete remission compared to 8/70 (11%) of pixantrone recipients. Pixantrone treatment also significantly increased the overall response rate (CR/CRu+PR) with 26/70 (37.1%) for pixantrone arm compared to 10/70 (14.3%) for the control arm, p = 0.003. On an intent-to-treat analysis, pixantrone recipients who achieved a complete remission did so during the first 2 cycles of therapy, compared to 4 cycles among standard chemotherapy recipients, (1.9 months vs. 3.6 months, pixantrone vs. standard chemotherapy).

The duration of response in the patients was similar in the 37% of pixantrone patients who had either a partial or complete response compared to the 14% of comparator patients with a major response. However, the overall progression-free survival (PFS) results that show patients treated with pixantrone experienced a statistically significant improvement in median progression-free survival, compared with other single-agent chemotherapeutic (4.7 months vs. 2.6 months, hazard ratio = 0.6; p = 0.0074, pixantrone vs. standard chemotherapy) based on an intent-to-treat analysis. Progression-free survival, CR/CRu and ORR were determined by an independent assessment panel that was blinded to the treatment assignments.

Pixantrone was safely administered at the proposed dose and schedule in the PIX301 clinical trial in heavily pretreated patients. The most common (incidence greater than or equal to 10%) grade 3/4 adverse events reported for pixantrone-treated subjects across the studies were neutropenia and leucopenia. Febrile neutropenia occurred at a rate of 7% in pixantrone and 3% in comparator patients. Use of growth factor support was minimal. Other common adverse events (any grade) included infection, anemia, leucopenia, thrombocytopenia, asthenia, pyrexia, and cough.

During the conduct of the PIX301 trial, we conducted prospective monitoring for cardiac events. At baseline, more pixantrone patients had a pre-existing cardiac disease, including five patients with histories of CHF or cardiomyopathy with none reported in the comparator arm. Two pixantrone and one comparator patient had grade 3 troponin levels at study entry. Overall, the incidence of grade 3 or greater cardiac adverse events was 7% (5 patients) on the pixantrone arm and 2% (1 patient) on the comparator arm. One of these pixantrone patients had a reversible asymptomatic grade 3 decline in LVEF. Examination of LVEF values has shown no relationship between dose or cumulative exposure to pixantrone and the occurrence grade 3 or greater cardiac adverse events. There were an equal number of deaths due to an adverse event in both pixantrone and the comparator arm (15 each); in the pixantrone arm, three patients died due to progressive disease while nine comparator patients died due to progressive disease. An updated efficacy analysis was performed in conjunction with the Day 120 Safety Update in June 2009. The complete response rate, progression free survival and overall survival continued to improve on follow-up.

Based on the outcome of the EXTEND trial and on the basis of a pre-NDA communication we received from the FDA relating to this phase III trial, we began a rolling NDA submission to the FDA in April 2009. We completed the submission in June 2009 and we have been notified by the FDA that a PDUFA action date of April 23, 2010 has been established. Based on this PDUFA date, if pixantrone is approved, it could be available to patients in the United States as early as the second quarter of 2010.

In line with our company values, we have made pixantrone available on a compassionate use basis. Accordingly, in May 2009 we entered into an agreement with IDIS, Limited, or IDIS, to manage pixantrone as an investigational drug on a named-patient basis in Europe. Pixantrone will be supplied by IDIS to healthcare professionals for the treatment of individual patients with relapsing aggressive non-Hodgkin’s lymphoma.

We also conducted the RAPID, or PIX203, phase II clinical trial study (CHOP-R vs. CPOP-R) in which pixantrone is substituted for doxorubicin in the CHOP-R regimen compared to the standard CHOP-R regimen in patients with aggressive NHL. Preliminary results of this trial were reported at the 49th Annual Meeting of the American Society of Hematology, or ASH, in December 2007. The interim analysis of the RAPID trial, in which 78 patients were evaluated for safety and 40 of the 78 patients were evaluated for efficacy, was reported in July 2007. In early 2008, we closed enrollment on the RAPID study, based on adequate sample size to demonstrate difference in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. We expect to report results from this trial in mid-2010.

In July 2009, we were notified by the EMEA that pixantrone is eligible to be submitted for a Marketing Authorization Application, or MAA, through the EMEA’s centralized procedure. The centralized review process provides for a single coordinated review for approval of pharmaceutical products that is conducted by the EMEA on behalf of all EU member states. The EMEA also designated pixantrone as an NAS; if approved, compounds designated as an NAS receive a 10-year market exclusivity period in EU member states. In September 2009, we submitted a PIP to the EMEA as part of the required filing process for approval of pixantrone for treating relapsed, aggressive NHL in Europe. Based upon feedback from European authorities, we are requesting a waiver from executing a PIP. In September 2009, we also applied to the EMEA for orphan drug designation for pixantrone, which was granted in December 2009. We anticipate the formal MAA filing for pixantrone for the treatment of relapsed or refractory aggressive NHL in mid-2010.

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

In May 2007, we received special protocol assessment, or a SPA, from the FDA for approval for a new protocol designed to evaluate the combination of fludarabine, pixantrone and rituximab versus fludarabine and rituximab in patients who have received at least one prior treatment for relapsed or refractory indolent NHL, and we received fast track designation from the FDA for pixantrone for the treatment of relapsed or refractory indolent NHL. The protocol, which became our phase III PIX303 trial, was launched in September 2007. However, we closed the trial in January 2008 based on, among other considerations, our plans to refocus the Company’s resources on obtaining pixantrone approval based on the EXTEND phase III trial before making additional substantive investments in alternative indications for pixantrone as well as the changing landscape in second line follicular NHL.

OPAXIO

OPAXIO™ (paclitaxel poliglumex, CT-2103) is our novel biologically enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. We are currently focusing our development of OPAXIO on ovarian and esophageal cancer.

OPAXIO was designed to improve the delivery of paclitaxel to tumor tissue while protecting normal tissue from toxic side effects. Unlike vessels in healthy tissue, those in tumor tissue have openings that make them porous. Due to the larger size of OPAXIO compared to standard paclitaxel, OPAXIO leaks through the pores in tumor blood vessels and is preferentially trapped and distributed to the tumor tissue. Once in the tumor tissue, OPAXIO is taken up by the tumor cells through a cellular process called endocytosis. Because the biopolymer OPAXIO is made up of biodigestible amino acids, it is slowly metabolized by lysosomal enzymes (principally cathepsin B) inside the lysosome of the tumor cell. This metabolism releases the active chemotherapy agent, paclitaxel. The activity of this enzyme, and thus the rate of release of OPAXIO, is increased in the presence of estrogen.

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

OPAXIO for ovarian cancer

The ACS estimates that approximately 21,150 new cases of ovarian cancer will be diagnosed in the United States in 2009. The standard of care for first-line treatment of ovarian cancer is paclitaxel and carboplatin. In April 2004, we announced that we entered into a clinical trial agreement with the GOG to perform a phase III trial of OPAXIO as maintenance therapy in patients with ovarian cancer. In July 2004, the GOG submitted an

IND along with the protocol for an SPA to the FDA. The GOG reached agreement with the FDA regarding the SPA in December 2004 and initiated the phase III study in March 2005. This study is expected to enroll 1,100 patients with over 600 patients enrolled to date. Given the expected rate of progression in the control (no treatment) arm and the 5 year duration of study enrollment to date, we requested that the Data Monitoring Committee, or DMC, perform an interim futility analysis examining progression free survival as a surrogate for overall survival. We made this request based on input from our external statistical expert who proposed a boundary for futility that, if exceeded, would predict a likely positive effect on overall survival at study conclusion. Alternatively if the boundary was not met then the likelihood of positive benefit on overall survival would be low, thus making further enrollment futile. The GOG informed us that, in closed session deliberation, the DMC denied our request and plans to conduct an interim analysis for overall survival which is projected to occur in 2011.

OPAXIO for esophageal cancer

In June 2009, we announced that, in a study released from Brown University at the 2009 American Society for Clinical Oncology Annual Meeting, patients with cancer of the lower esophagus had evidence of a high pathological complete response rate when given OPAXIO in addition to cisplatin and full-course radiotherapy. In this phase II clinical trial study, preliminary data suggests that OPAXIO may provide enhanced radiation sensitization as compared to standard therapy. We plan to meet with the FDA in 2010 to explore a potential U.S. phase III registration study utilizing OPAXIO as a radiation sensitizer in the treatment of esophageal cancer.

OPAXIO for non-small cell lung cancer

The ACS estimates that 187,000 new cases of NSCLC will be diagnosed in the United States in 2009. Nearly 60 percent of people with lung cancer die within one year of their diagnosis and the five-year survival rate is only 15 percent. Paclitaxel is among the most commonly used cancer drugs to treat NSCLC in the United States.

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

In March 2008, we submitted an MAA to the EMEA for first-line treatment of patients with advanced NSCLC who are poor performance status, or PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our previous clinical trials. The application was based on a positive opinion we received from the EMEA’s Scientific Advice Working Party, or SAWP; the EMEA agreed that switching the primary endpoint from superiority to non-inferiority was feasible if the retrospective justification provided in the marketing application was adequate. In September 2009, we notified the EMEA of our decision to withdraw the MAA and we refocused our resources on the approval of OPAXIO for its potential superiority indication in maintenance therapy for ovarian cancer and as a radiation sensitizer in the treatment of esophageal cancer.

Brostallicin

We are developing brostallicin, which is a small molecule, chemotherapeutic agent with a unique mechanism of action and composition of matter patent coverage. Data in more than 230 patients treated with brostallicin in phase I/II clinical trials reveal evidence of activity in patients with refractory cancer and patient/physician-friendly dosage and administration. A phase II clinical trial study of brostallicin in relapsed/refractory soft tissue sarcoma met its pre-defined activity and safety hurdles and resulted in a first-line phase II clinical trial study that is currently being conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and the EORTC plans to conduct the final data analysis in 2009 and a study report is expected in 2010. Brostallicin has also demonstrated synergy with new targeted agents as well as established treatments in preclinical trials. A multi-arm combination study with brostallicin and other agents, including Avastin (bevacizumab) was completed in the first quarter of 2009. The results of this study are pending.

Zevalin (Ibritumomab Tiuxetan)

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

CTI’s Ongoing Clinical Trials

The following table lists our active clinical trials (indicated by a status of “open”) and trials that have recently closed to enrollment.

Product Candidate	Indication/Intended Use	Phase/Enrollment Status

Pixantrone	Aggressive NHL, > 3 relapses, single-agent (PIX301)	III / closed

	Aggressive NHL, front-line, CPOP-R (PIX203)	II / closed

OPAXIO (CT-2103)	NSCLC, first-line, doublet therapy, PS0-2, females with pre-menopausal estrogen levels (PGT307)	III /open

	Ovarian first-line maintenance (GOG0212)	III / open

Brostallicin	Context of vulnerability (BRCA1 or BRCA2 Breast or Ovarian Cancer) (BRS201)	II / open

	Advanced or metastatic soft tissue sarcoma, first-line, single agent (EORTC 62061)	II / closed

	Myxoid liposarcoma with specific genomic translocations (BRS202)	II / closed

	Combination with other anti-cancer drugs (BRS101)	I / closed

Research and Preclinical Development

Cisplatin is a platinum-based chemotherapy drug used to treat a wide variety of cancers. We are developing new analogues of the dinuclear-platinum complex, CT-3610, that is more potent than cisplatin. CT-3610 is endowed with a unique mechanism of action, active in preclinical studies on a large panel of tumor models, sensitive and refractory to cisplatin, and has a safety profile comparable to that of cisplatin. The novel bisplatinum analogues are rationally designed and synthesized to have improved biopharmaceutical properties that reduce the intrinsic reactivity of the molecule and that demonstrate preclinical anti-tumor efficacy in solid tumor models.

Research and development is essential to our business. We spent $30.2 million, $51.6 million and $72.0 million in 2009, 2008 and 2007, respectively, on company-sponsored research and development activities.

Collaboration, Licensing and Milestone Arrangements

Spectrum Pharmaceuticals, Inc.    In December 2008, we formed our 50/50 owned joint venture, RIT Oncology, with Spectrum to commercialize and develop Zevalin in the United States. At the closing of the joint venture transaction, we contributed all assets exclusively related to Zevalin in exchange for a 50% membership interest in RIT Oncology, an initial payment from RIT Oncology of $7.5 million upon closing of the transaction and an additional payment of $7.5 million in early January 2009. In March 2009, we divested our interest in Zevalin by selling our 50% membership interest in RIT Oncology to Spectrum for $16.5 million. We received payments of $13.0 million in gross proceeds and the remaining $3.5 million, which was subject to certain adjustments, was disputed and ultimately released to Spectrum based on the outcome of an arbitration hearing held in May 2009. In addition, as part of the divestiture transaction, we agreed to forego the right to receive up to $15 million in product sales milestone payments in connection with the original transaction establishing the joint venture.

PG-TXL Company, L.P.    We have an agreement with PG-TXL Company, L.P., or PG-TXL, which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. Pursuant to this agreement, we acquired the rights to the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones and we may be required make additional payments of up to $14.4 million in the future if additional milestones are met. The timing of the remaining milestone payments under the amended agreement is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

Gynecologic Oncology Group.    We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $5.1 million in additional milestone payments related to the trial of which $1.6 million may become due in the first quarter of 2010 based on patient enrollment.

Acquisition of Systems Medicine, Inc.    In connection with our acquisition of Systems Medicine, Inc., or SMI, we were required to pay its stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain limitations of The NASDAQ Stock Market, LLC, or NASDAQ, on the issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin. In August 2009, we entered into an amended agreement under which these milestone payments were replaced by an immediate substitute payment of $6.0 million payable in shares of our common stock subject to certain conditions, including required shareholder approval. If the conditions were not satisfied, we would have been required to pay the SMI stockholders $5.0 million cash in lieu of the $6.0 million shares of our common stock. In October 2009, our shareholders approved the issuance of $6.0 million shares of our common stock and we issued approximately 5.6 million shares to SMI stockholders.

Brostallicin.    Under a license agreement entered into for brostallicin, we may be required to pay up to $80.0 million in milestone payments, based on the achievement of certain product development results. Because brostallicin is in an early stage of development, we are not able to determine whether the clinical trials will be successful and therefore cannot make a determination that the milestone payments are reasonably likely to occur at this time.

Cephalon.    Pursuant to an acquisition agreement entered into with Cephalon, Inc. in connection with the sale of our former drug, TRISENOX, in June 2005, we may receive up to $100.0 million in payments upon achievement by Cephalon of specified sales and development milestones related to TRISENOX. However, the achievement of any such milestones is uncertain at this time.

Novartis International Pharmaceutical Ltd.    In September 2006, we entered into an exclusive worldwide licensing agreement with Novartis for the development and commercialization of OPAXIO. Total product registration and sales milestones due from Novartis for OPAXIO under the agreement could reach up to $270 million. The agreement also provides Novartis with an option to develop and commercialize pixantrone based on agreed terms. If Novartis exercises its option on pixantrone under certain conditions and we are able to negotiate and sign a definitive license agreement with Novartis, Novartis would pay us a $7.5 million license fee, up to $104 million in registration and sales related milestones and a royalty on pixantrone worldwide net sales as well as reimbursement for certain expenses. As of December 31, 2009, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to participate in the development and commercialization of pixantrone or OPAXIO.

Patents and Proprietary Rights

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have exclusive rights to 12 issued U.S. patents and 129 pending or issued U.S. and foreign patent applications relating to our polymer drug delivery technology, of which seven issued U.S. patents and 83 pending or issued U.S. and foreign patent applications are directed to OPAXIO. We have three issued U.S. patents and another 19 pending or issued U.S. and foreign patent applications that are directed to CT-2106. Additionally, we have four issued U.S. patents and 76 pending or issued U.S. and foreign issued patents directed to pixantrone and have licensed five granted U.S. patents and 394 pending and issued U.S. and foreign patent applications directed to brostallicin.

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

We have a purchase agreement with Natural Pharmaceuticals, Inc., or NPI, which was assumed by Phyton Biotech, LLC, or Phyton, upon their purchase of NPI in 2009. Under this purchase agreement, Phyton currently must supply us with either 2.5 kilograms of paclitaxel or the cash equivalent of $0.5 million.

In October 2009, the FDA inspected our contract manufacturing facility located in Milan, Italy and, based on its inspection, made observations regarding the manufacturing process and controls over our lead compound, pixantrone. Our contract manufacturer addressed and responded to the FDA’s observations in November 2009. Neither our contract manufacturer nor the Company have received any further response from the FDA regarding our contract manufacturer’s planned action as of February 22, 2010.

Competition

Competition in the pharmaceutical and biotechnology industries is intense. We face competition from a variety of companies focused on developing oncology drugs. We compete with large pharmaceutical companies and with other specialized biotechnology companies, including but not limited to: Bristol-Myers Squibb Company, Sanofi-Aventis, Wyeth, Roche Group, Genentech, Inc., OSI Pharmaceuticals, Inc., Eli Lilly and Company, Abraxis, Neopharm Inc., Telik, Inc., TEVA Pharmaceuticals Industries Ltd. and PharmaMar. Many of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well-funded research and development programs.

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

Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin.

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

The FDA and IND sponsor may agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as a special protocol assessment, or SPA. These agreements may not be changed after the clinical studies begin, except in limited circumstances. The existence of an SPA, however, does not assure approval of a product candidate.

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

The FDA has various programs, including fast track, priority review and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, the review time will be reduced or the product will be approved.

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

Environmental Regulation

In connection with our research and development activities, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with these laws, regulations and policies in all material respects and have not been required to take any significant action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including, but not limited to, certain hazardous chemicals and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Employees

As of December 31, 2009, we employed 104 individuals in the United States and 3 in Europe. We have 11 employees who hold doctoral degrees. Our U.S. employees do not have a collective bargaining agreement. Our European employees were subject to a collective bargaining agreement. We believe our relations with our employees to be good.

Information regarding our executive officers is set forth in Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 1a.	Risk Factors

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The occurrence of any of the following risks described below and elsewhere in this document, including the risk that our actual results may differ materially from those anticipated in these forward-looking statements, could materially adversely affect our business, financial condition, operating results or prospects and the trading price of our securities. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects and the trading price of our securities.

Factors Affecting Our Operating Results and Financial Condition

We need to raise additional funds and expect that we will need to continue to raise funds in the future, and additional funds may not be available on acceptable terms, or at all; failure to raise significant additional funds may cause us to cease development of our products and operations.

We have substantial operating expenses associated with the development of our product candidates and as of December 31, 2009 we had cash and cash equivalents of $37.8 million.

As of December 31, 2009, our total current liabilities were $63.9 million, including $40.4 million related to our 4% convertible senior subordinated notes which are due in July 2010 and we also had additional debt outstanding. The aggregate long-term principal balance of our outstanding 7.5% and 5.75% convertible senior notes as of December 31, 2009 was $21.2 million.

We do not expect that our existing cash and cash equivalents, securities available-for-sale, interest receivable as well as proceeds received from our offerings to date will provide sufficient working capital to fund our presently anticipated operations through the third quarter of 2010 and we would therefore need to raise additional capital. We may not be able to raise such capital or if we can, it may not be on favorable terms. There can be no assurance that we will have sufficient earnings, access to liquidity or cash flow in the future to meet our operating expenses and other obligations, including our debt service obligations.

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

Our shareholders have been asked to vote on a proposal to amend our articles of incorporation to increase the number of authorized shares of common stock at a special meeting of shareholders to be held on April 9, 2010. Even though a quorum requirement has been reduced to one-third of the shares entitled to vote being present or represented at a meeting of our shareholders, the proposed amendment to the articles of incorporation requires an approval of a majority of the shares entitled to vote on the proposal. There is a risk that we may not get shareholder approval to increase the number of authorized shares of common stock. Because of the number of shares reserved for issuance under various convertible securities, derivative securities and otherwise, we do not have enough shares authorized at present to effect an equity financing of any substantial amount. If we do not receive shareholder approval for the proposed increase in authorized shares, our ability to raise capital through equity financings may be adversely affected.

We may need to implement a reduction in expenses across our operations.

We may need substantial additional capital to fund our current operations. If we are unable to secure additional financing on acceptable terms in the near future, we may need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, would provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms and reduce our expenses, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

During 2009, we finalized the closure our Italian operations that we used primarily for pre-clinical research. These operations were underutilized due to our current business model that is focused on the development of late-stage compounds and their commercialization. In connection with this closure, we entered into a severance agreement with the unions representing the employees of our Italian operations related to a reduction in force of 56 positions. In addition, we have entered into severance/termination agreements with four Bresso-based directors and are also in the final stages of negotiating severance agreements for the remaining two directors. We expect to save approximately $20.0 million in 2010 and beyond due to the closure of our Italian operations.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of December 31, 2009, we had an accumulated deficit of $1.4 billion. We are pursuing regulatory approval for pixantrone, OPAXIO and brostallicin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities, expenses which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

Our debt and operating expenses exceed our net revenues.

We have a substantial amount of debt outstanding, and our annual interest expense with respect to our debt is significant. Unless we raise substantial additional capital and reduce our operating expenses, we may not be able to pay all of our operating expenses or repay our debt or the interest, liquidated damages or other payments that may become due with respect to our debt.

We may be unable to use our net operating losses.

We have substantial tax loss carryforwards for U.S. federal income tax purposes. As a result of prior changes in the stock ownership of the Company, our ability to use such carryforwards to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. Moreover, future changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock upon exercise of outstanding warrants, may further limit our ability to use our net operating losses.

We have received audit reports with a going concern disclosure on our consolidated financial statements.

As we may need to raise additional financing to fund our operations and satisfy obligations as they become due, our independent registered public accounting firm has included an explanatory paragraph in their reports on our December 31, 2009, 2008 and 2007 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. This may have a negative impact on the trading price of our common stock and we may have a more difficult time obtaining necessary financing.

Our common stock is listed on the NASDAQ Capital Market and the Mercato Telematico Azionario stock market in Italy, or the MTA, and we may not be able to maintain those listings or trading on these exchanges may be halted or suspended, which may make it more difficult for investors to sell shares of our common stock.

Effective with the opening of trading on January 8, 2009, the U.S. listing of our common stock was transferred to the NASDAQ Capital Market, subject to meeting a minimum market value of listed securities of $35 million. The NASDAQ Listing Qualifications Panel, or the Panel, approved this transfer after our market capitalization did not comply with the minimum market capitalization required for companies listed on the NASDAQ Global Market, and we presented a plan to the Panel for regaining compliance with the NASDAQ Marketplace Rules. On January 23, 2009, we received an Additional Staff Determination Letter, or the Determination Letter, from the NASDAQ that stated that the NASDAQ staff had concluded that we had violated

Marketplace Rule 4350(i)(1)(C) (now Marketplace Rule 5635), which requires shareholder approval in connection with an acquisition if the issuance or potential issuance is greater than 20% of the pre-acquisition shares outstanding, and that we had at times not complied with Marketplace Rule 4310(c)(17) regarding submission of a “Listing of Additional Shares” form. On February 18, 2009, we updated the Panel on our plan for regaining compliance and requested an extension of the deadline to regain compliance with the minimum market capitalization requirement for the NASDAQ Capital Market. On March 6, 2009, we were notified by NASDAQ that the Panel had determined to continue the listing of our common stock on the NASDAQ Capital Market, subject to the condition that, on or before April 6, 2009, we demonstrate compliance with all applicable standards for continued listing on the NASDAQ Capital Market, including the $35 million minimum market capitalization requirement. In addition, the Panel issued a public reprimand for our prior failures to comply with the shareholder approval requirements and late filing of “Listing of Additional Shares” forms. On April 2, 2009, we were notified by the NASDAQ that we had complied with the Panel’s decision dated March 6, 2009, and, accordingly, the Panel had determined to continue the listing of our common stock on the NASDAQ Capital Market.

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

In the event our common stock is delisted from NASDAQ, we currently expect that our common stock would be eligible to be listed on the OTC Bulletin Board or Pink Sheets. We do not know what impact delisting from NASDAQ may have on our listing with the Borsa Italiana.

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

If our common stock ceases to be listed for trading on the NASDAQ Capital Market, the MTA, or both for any reason or if trading in our stock is halted or suspended on the NASDAQ Capital Market, the MTA or both, such events may harm the trading price of our securities, increase the volatility of the trading price of our securities and make it more difficult for investors to buy or sell shares of our common stock. Moreover, if our common stock ceases to be listed for trading on the NASDAQ Capital Market or if trading in our stock is halted or suspended on the NASDAQ Capital Market, we may become subject to certain obligations. In addition, if we are not listed on the NASDAQ Capital Market and/or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may have a material adverse effect on our ability to raise the capital we need.

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

Our common stock is traded on the Italian MTA stock market in Italy and we are required to also comply with the rules and regulations of CONSOB, which is the public authority responsible for regulating the Italian securities market, and the Borsa Italiana, which ensures the development of the managed market in Italy. Collectively these entities regulate companies listed on Italy’s public markets. Conducting our operations in a manner that complies with all of the applicable laws and rules requires us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all of the applicable regulatory regimes. In addition, the Borsa Italiana and CONSOB have made several requests for information asking us to provide additional clarifications about our business operations and financial condition, and we have complied with such requests and have met with CONSOB on several occasions to answer questions. Compliance with Italian regulatory requirements may delay additional issuances of our common stock; we are currently taking steps to attempt to conform to the requirements of the Italian stock exchange and CONSOB to allow such additional issuances.

In addition, under Italian law, we must publish a listing prospectus that has been approved by CONSOB prior to issuing common stock that exceeds, in any twelve-month period, 10% of the number of shares of our common stock outstanding at the beginning of that period. We have attempted to publish a listing prospectus in Italy to cover our general offerings for the past two years, beginning in April 2007. After working with CONSOB to meet its requirements to publish that listing prospectus for the remainder of 2007, we were finally able to publish a listing prospectus in January 2008; however, that listing prospectus was limited to shares to be issued to Société Générale under the Step-Up Equity Financing Agreement we entered into with Société Générale in 2006, which has since terminated. After meeting with CONSOB in 2008 to further discuss its requirements for a more general listing prospectus, we filed a new listing prospectus on December 31, 2008, which was rejected by CONSOB on January 16, 2009. On January 28, 2009, we filed a registration document (i.e., one of the three documents that, according to European Regulation No. 809/2004 and together with the securities note and the summary, constitute a listing prospectus, which can be separately filed, examined and eventually approved by CONSOB).

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

Moreover, on December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd., or Midsummer, on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules).

On December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information reported, at CONSOB’s request, in the press release disseminated on December 19, 2008 and March 23, 2009. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58.1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules).

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

Our European operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is $6.3 million as of December 31, 2009 and December 31, 2008. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessment for the year

2003 is €0.5 million, or approximately $0.8 million as of December 31, 2009, including interest and penalties. The assessment for the year 2005 is €5.5 million, or approximately $7.7 million as of December 31, 2009, including interest and penalties. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed and we intend to vigorously defend ourselves against the assessment and have requested a dismissal on procedural grounds and merits of the case. However, if we are unable to defend ourselves against the year 2003 and 2005 assessments and if we receive an assessment for subsequent years, it may harm our results of operations and financial condition.

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

We have entered into a License and Co-Development agreement related to OPAXIO and pixantrone with Novartis pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of OPAXIO and an option to enter into an exclusive worldwide license to develop and commercialize pixantrone. We will not receive any royalty or milestone payments under this agreement unless Novartis exercises its option related to pixantrone and we are able to reach a definitive agreement or Novartis elects to participate in the development and commercialization of OPAXIO. Novartis is under no obligation to make such election and enter into a definitive license agreement or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. In the event Novartis does not elect to participate in the development of OPAXIO or pixantrone, we may not be able to find another suitable partner for the commercialization and development of those products, which may have an adverse effect on our ability to bring those drugs to market. In addition, we would need to obtain a release from Novartis prior to entering into any agreement to develop and commercialize pixantrone or OPAXIO with a third party. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels to generate royalty or milestone payments even if Novartis elects to exercise its option with regard to pixantrone and enter into a definitive license agreement or to participate in the development and commercialization of OPAXIO. Novartis has the right under the agreement in its sole discretion to terminate such agreement at any time upon written notice to us.

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

In December 2006, we closed the PIONEER clinical trial, and in 2007 we initiated a new study in the United States, PGT307, which focuses on the primary efficacy endpoint of survival in women with NSCLC and pre-menopausal estrogen levels. To conserve limited financial resources, we decided not to initiate an additional study, the PGT306 trial, for which we had submitted an SPA. We also feel that compelling evidence from one trial, the PGT307 trial, along with supporting evidence from earlier clinical trials, may be adequate to submit an NDA for OPAXIO even though the FDA has established a requirement that two adequate and well-controlled pivotal studies demonstrating a statistically significant improvement in overall survival will be required for approval of OPAXIO in the NSCLC setting. We may not receive compelling evidence or any positive results from the PGT307 trial, which would preclude our planned submission of an NDA to the FDA, and would preclude us from marketing OPAXIO for this indication in the United States.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current product candidates have received approval for marketing in any country. On April 13, 2009, we began submission of a rolling NDA to the FDA for pixantrone to treat relapsed aggressive NHL. We completed the submission in June 2009 and we have been notified by the FDA that a PDUFA action date of April 23, 2010 under standard review has been established.

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

In October 2009, the FDA inspected our contract manufacturing facility located in Milan, Italy and, based on its inspection, made observations regarding the manufacturing process and controls over our lead compound, pixantrone. Our contract manufacturer addressed and responded to the FDA’s observations in November 2009. Neither our contract manufacturer nor the Company have received any further response from the FDA regarding our contract manufacturer’s planned action as of February 22, 2010. Failure to comply with FDA, EMEA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

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

•

If we are successful in bringing OPAXIO to market, we will face direct competition from oncology-focused multinational corporations. OPAXIO will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products. Such corporations include, among others, Bristol-Myers Squibb Co. and others, which markets paclitaxel and generic forms of paclitaxel; Sanofi-Aventis, which markets docetaxel; Genentech, Roche and OSI Pharmaceuticals, which market Tarceva™; Genentech and Roche, which market Avastin™; Eli Lilly, which markets Alimta®; and Abraxis, which markets Abraxane™. In addition, other companies such as NeoPharm Inc. and Telik, Inc. are also developing products, which could compete with OPAXIO.

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

If we are unable to obtain a quorum at our shareholder meetings and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on us. In addition, brokers may only vote on those matters for which broker discretionary voting is allowed under Rule 452 of the New York Stock Exchange, and we may not be able to obtain the required number of votes to approve certain proposals that require a majority of all outstanding shares to approve the proposal due to our reliance on broker discretionary voting. Therefore it is possible that even if we are able to obtain a quorum for our meetings of the shareholders we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, including the proposal submitted to our shareholders to be determined at the special meeting of shareholders being held on April 9, 2010 to increase the number of authorized shares of our common stock, such failure could have a material adverse effect on us. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting.

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

We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by United States and/or foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers and contract service providers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. In October 2009, the FDA inspected our contract manufacturing facility located in Milan, Italy and, based on its inspection, made observations regarding the manufacturing process and controls over our lead compound, pixantrone. Our contract manufacturer addressed and responded to the FDA’s observations in November 2009. Neither our contract manufacturer nor the Company have received any further response from the FDA regarding our contract manufacturer’s planned action as of February 22, 2010. Failure to comply with FDA, EMEA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

In addition, one of our other products under development, OPAXIO, has a complex manufacturing process and supply chain, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredients and drug products for pixantrone and brostallicin are both manufactured by a single vendor. Finished product manufacture and distribution for both pixantrone and brostallicin are to be manufactured and distributed by different single vendors. We are currently disputing our right to cancel the exclusive manufacturing contract between us and the former manufacturer of pixantrone. We assert multiple grounds for terminating this exclusive manufacturing agreement, which the former manufacturer disputes. The former manufacturer has asserted that we do not have the right to terminate the manufacturing contracts and has filed a lawsuit in the Court of Milan to compel us to source pixantrone from that manufacturer. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. The next hearing date is scheduled for November 11, 2010.

If we do not successfully develop our product candidates into marketable products, we may be unable to generate significant revenue or become profitable.

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

We are subject to a variety of claims and lawsuits from time to time, some of which arise in the ordinary course of our business. Adverse outcomes in some or all of such pending cases may result in significant monetary damages or injunctive relief against us. While we currently believe that resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or trading price of our securities, the ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future. It is possible that our financial condition and results of operations could be materially adversely affected in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Our financial condition and results of operations could be adversely affected by public health issues, wars and other military action, as well as terrorist attacks and threats and government responses thereto, especially if any such actions were directed at us or our facilities or customers.

Public health issues, terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In June 2009, the World Health Organization declared an H1N1 influenza, or swine flu, pandemic, and such pandemic could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, us, and our customers or suppliers. Should the severity of the H1N1 influenza pandemic increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. The long-term effects of the H1N1 pandemic, the terrorist attacks, and the ongoing war on terrorism on our business and on the global economy remain unknown. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of our common stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, terrorist attacks directly upon us may significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the trading price of our securities.

Risks Related To the Securities Markets

The market price for shares of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended February 22, 2010, our stock price has ranged from a low of $0.05 to a high of $2.23. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our issuance of additional debt, equity or other securities, which we need to pursue in 2010 to generate additional funds to cover our current debt and operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	halting or suspension of trading in our common stock by NASDAQ, CONSOB or the Borsa Italiana;

•	economic and other external factors; and

•	general market conditions.

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

We implemented a Shareholder Rights Agreement, dated December 28, 2009, which may also have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control.

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

We currently lease approximately 77,000 square feet of space at 501 Elliott Avenue West in Seattle, Washington under an amended lease for our executive offices and administrative operations, which expires in July 2012. We also lease approximately 2,700 square feet in Milan, Italy with a lease expiration date of December 2015. In addition, our wholly owned subsidiary SM, acquired in July 2007, leased approximately 2,000 square feet of office and laboratory space in Scottsdale, Arizona which was terminated in January 2010. We believe our existing and planned facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

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

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and on November 18, 2009, the Ninth Circuit Court of Appeals reversed the lower court and held that the False Claims Act did not preclude us from seeking recovery and bringing claims against The Lash Group, Inc. for their alleged violations. On December 1, 2009, the Lash Group, Inc. filed a petition for rehearing with the Ninth Circuit Court of Appeals, which was formally denied on January 6, 2010. The case has been remanded for trial in the District Court. A status conference was held on February 17, 2010, and the parties must report back to the court with updates within 60 days. There is no guarantee that we will prevail at trial.

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

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan court to compel us to source pixantrone from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. The next hearing date is scheduled for November 11, 2010. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules).

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessment for the year 2003 is €0.5 million, or approximately $0.8 million as of December 31, 2009, including interest and penalties. The assessment for the year 2005 is €5.5 million, or approximately $7.7 million as of December 31, 2009, including interest and penalties. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. As such, we have not booked an impairment to the carrying amount of our VAT receivable and we intend to vigorously defend ourselves against the assessment and have requested a dismissal on procedural grounds and merits of the case.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) On October 20, 2009, we held an Annual Meeting of Shareholders, or the Annual Meeting. The record date for the Annual Meeting was September 14, 2009. Each share of our common stock was entitled to one vote per share.

(b) See (c) below.

(c) At the Annual Meeting, the following directors were elected to serve on our board of directors until the later of the 2012 Annual Meeting of Shareholders or until their respective successors are elected and qualified:

Director Nominated	VOTES FOR	WITHHELD
Richard L. Love	238,790,144	28,691,589
Mary O. Mundinger, Dr. PH	244,580,372	22,901,362
Jack W. Singer, M.D.	244,552,361	22,929,373

The other directors whose terms of office continued after the Annual Meeting are John H. Bauer, James A. Bianco, M.D., Vartan Gregorian, Ph.D., Phillip M. Nudelman, Ph.D., and Frederick W. Telling Ph.D.

Our shareholders approved an amendment to our 2007 Equity Incentive Plan, or the Plan, to increase the maximum number of shares authorized for issuance under the plan by 45,000,000 shares, for a total of 71,661,082 shares. With respect to this proposal, there were 98,105,992 votes cast for the proposal, 12,793,885 votes cast against the proposal, 12,292,779 abstentions and 144,289,078 broker non-votes.

Our shareholders approved an amendment to our 2007 Employee Stock Purchase Plan, or the Purchase Plan to increase the maximum number of shares authorized for issuance under the Purchase Plan by 500,000 shares for a total of 1,525,000 shares. With respect to this proposal, there were 102,922,331 votes cast for the proposal, 7,745,437 votes cast against the proposal, 12,524,888 abstentions and 144,289,078 broker non-votes.

Our shareholders ratified the selection of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2009. With respect to this proposal, there were 242,055,188 votes cast for the proposal, 6,944,120 votes cast against the proposal and 18,482,424 abstentions.

Our shareholder also approved the issuance of $6.0 million shares of our common stock in lieu of future milestone payments to the SMI shareholders in connection with our drug candidate brostallicin. With respect to this proposal, there were 103,856,939 votes cast for the proposal, 5,747,300 votes cast against the proposal, 13,588,417 abstentions and 144,289,078 broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “CTIC” and the MTA (formerly known as the MTAX and, prior to that, as the Nuovo Mercato) in Italy, also under the ticker symbol “CTIC”. Prior to January 8, 2009, our common stock was traded on the NASDAQ Global Market. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the NASDAQ Global or Capital Market, our principal trading market (as adjusted to reflect the one-for-ten reverse stock split effective August 31, 2008).

	High	Low
2008
First Quarter	19.90	4.70
Second Quarter	9.60	4.60
Third Quarter	4.90	0.58
Fourth Quarter	0.89	0.12
2009
First Quarter	0.97	0.05
Second Quarter	2.23	0.27
Third Quarter	1.83	1.10
Fourth Quarter	1.30	0.86

On February 22, 2009, the last reported sale price of our common stock on the NASDAQ Capital Market was $0.71 per share. As of February 22, 2009, there were approximately 234 shareholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant.

Sales of Unregistered Securities

Not applicable.

Stock Repurchases in the Fourth Quarter

Not applicable.

Stock Performance Graph

	3/31/05	6/30/05	9/30/05	12/31/05
Cell Therapeutics, Inc.	$44.10	$33.29	$35.14	$26.78
NASDAQ Stock Index (U.S.)	$91.87	$95.00	$99.52	$102.13
NASDAQ Pharmaceutical Index	$87.82	$91.97	$108.12	$110.12

	3/31/06	6/30/06	9/30/06	12/31/06
Cell Therapeutics, Inc.	$23.46	$17.69	$21.01	$21.50
NASDAQ Stock Index (U.S.)	$108.35	$101.00	$104.94	$112.19
NASDAQ Pharmaceutical Index	$113.10	$101.18	$105.72	$107.79

	3/31/07	6/30/07	9/30/07	12/31/07
Cell Therapeutics, Inc.	$19.53	$9.37	$11.27	$5.77
NASDAQ Stock Index (U.S.)	$112.35	$120.38	$124.20	$121.68
NASDAQ Pharmaceutical Index	$105.49	$110.14	$115.32	$113.36

	3/31/08	6/30/08	9/30/08	12/31/08
Cell Therapeutics, Inc.	$2.03	$1.47	$0.22	$0.04
NASDAQ Stock Index (U.S.)	$104.79	$105.30	$97.93	$58.64
NASDAQ Pharmaceutical Index	$107.26	$109.75	$114.75	$105.48

	3/31/09	6/30/09	9/30/09	12/31/09
Cell Therapeutics, Inc.	$0.12	$0.53	$0.38	$0.35
NASDAQ Stock Index (U.S.)	$56.80	$67.89	$78.58	$84.28
NASDAQ Pharmaceutical Index	$98.22	$107.26	$118.23	$118.52

Item 6. Selected Consolidated Financial Data

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Annual Report on Form 10-K.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$—	$11,352	$47	$—	$14,599
License and contract revenue	80	80	80	80	1,493

Total revenues	80	11,432	127	80	16,092

Operating expenses, net:
Cost of product sold	—	3,244	49	—	518
Research and development	30,179	51,614	72,019	61,994	68,767
Selling, general and administrative	57,725	41,607	35,517	35,303	61,717
Amortization of purchased intangibles	—	1,658	913	792	1,254
Restructuring charges and related gain on sale of assets or asset impairments, net(1)	3,979	—	—	591	12,780
Gain on sale of Zevalin(2)	—	(9,444)	—	—	—
Gain on sale of investment in joint venture(3)	(10,244)	—	—	—	—
Acquired in-process research and development(4)	—	36	24,615	—	—
Gain on divestiture of TRISENOX(5)	—	—	—	—	(71,211)

Total operating expenses, net	81,639	88,715	133,113	98,680	73,825

Loss from operations	(81,559)	(77,283)	(132,986)	(98,600)	(57,733)

Other income (expense):
Investment and other income, net	133	549	2,430	2,866	2,588
Interest expense	(4,806)	(8,559)	(8,237)	(8,852)	(14,283)
Amortization of debt discount and issuance costs	(5,788)	(66,530)	(4,280)	(10,977)	(2,263)
Foreign exchange gain	33	3,637	4,657	1,877	8
Make-whole interest expense	(6,345)	(70,243)	(2,310)	(24,753)	(1,013)
Gain on derivative liabilities, net	7,218	69,739	3,672	6,024	236
Gain (loss) on exchange of convertible notes	7,381	(25,103)	(972)	7,978	—
Equity loss from investment in joint venture	(1,204)	(123)	—	—	—
Milestone modification expense	(6,000)	—	—	—	—
Settlement expense, net	(4,710)	(3,393)	(160)	(11,382)	—
Write-off of financing arrangement costs	—	(2,846)	—	—	—
Debt conversion expense	—	—	—	—	(23,608)
Loss on extinguishment of royalty obligation	—	—	—	—	(6,437)

Loss before minority interest	(95,647)	(180,155)	(138,186)	(135,819)	(102,505)
Minority interest in net loss of subsidiary	252	126	78	—	—

Net loss	$(95,395)	$(180,029)	$(138,108)	$(135,819)	$(102,505)
Gain on restructuring of preferred stock	2,116	—	—	—	—
Preferred stock dividends	(24)	(662)	(648)	—	—
Deemed dividends on preferred stock	(23,460)	(22,216)	(9,549)	—	—

Net loss attributable to common shareholders	$(116,763)	$(202,907)	$(148,305)	$(135,819)	$(102,505)

Basic and diluted net loss per common share(6)	$(0.25)	$(7.00)	$(32.75)	$(48.39)	$(63.51)

Shares used in calculation of basic and diluted net loss per common share	458,356	28,967	4,529	2,807	1,614

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, securities available-for-sale and interest receivable	$37,811	$10,671	$18,392	$54,407	$69,067
Restricted cash(7)	—	6,640	—	—	25,596
Working capital	(21,694)	(14,141)	(30,909)	30,166	76,288
Total assets	69,595	64,243	73,513	101,821	155,440
10% Convertible senior notes	—	19,784	—	—	—
9% Convertible senior notes	—	4,104	—	—	—
7.5% Convertible senior notes	10,102	32,601	32,220	48,186	—
6.75% Convertible senior notes	—	6,926	6,922	6,945	79,046
5.75% Convertible senior notes	11,677	23,808	23,287	—	—
5.75% Convertible senior subordinated notes	—	—	16,907	27,407	66,929
4.0% Convertible senior subordinated notes	40,363	55,150	55,150	55,150	55,150
5.75% Convertible subordinated notes	—	—	2,910	28,490	29,640
Series A 3% Convertible preferred stock	—	417	5,188	—	—
Series B 3% Convertible preferred stock	—	4,031	11,881	—	—
Series C 3% Convertible preferred stock	—	3,221	6,229	—	—
Series D 7% Convertible preferred stock	—	734	2,938	—	—
Other long-term obligations, less current portion	1,861	2,907	9,879	4,667	7,326
Accumulated deficit	(1,429,083)	(1,312,320)	(1,109,413)	(961,108)	(825,289)
Total shareholders’ deficit	(18,769)	(132,061)	(134,125)	(101,604)	(107,097)

(1)	The 2005 and 2006 amounts represent costs related to our 2005 restructuring activities which include excess facilities charges of $7.1 million, employee separation costs of $3.5 million, lease termination payments of $1.2 million and restructuring related asset impairment charges of $1.0 million. The 2009 amount primarily relates to the closure of our Bresso Italy operation as well as the termination of Zevalin-related employees.
(2)	The gain on sale of Zevalin for the year ended December 31, 2008 related to the gain recognized, net of transaction costs, on the sale of Zevalin to RIT Oncology, our 50/50 joint venture with Spectrum. We subsequently sold our 50% interest in RIT Oncology to Spectrum in March 2009.
(3)	The gain on sale of investment in joint venture relates to the sale of our 50% interest in RIT Oncology in March 2009. This amount was based on the difference between $16.5 million in gross proceeds and the $4.6 million book value of our investment in RIT Oncology at the time of sale, net of $1.6 million in transaction costs.
(4)	Acquired in-process research and development represents the value of SM’s and Zevalin’s purchased technology, which had not reached technological feasibility at the time of the acquisitions. Acquired IPRD for SM was $21.4 million and was related to brostallicin. Acquired IPRD for Zevalin was $3.2 million related to label expansions for indication not approved by the FDA.
(5)	Amount represents the gain recognized on the divestiture of TRISENOX and certain proteasome assets to Cephalon as well as transition services provided to Cephalon related to TRISENOX and proteasome assets.
(6)	See Notes 1 and 16 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per share.
(7)	The 2008 amount represents cash held in escrow to fund potential make-whole payments on certain of our convertible senior notes. The 2005 amount represents $24.6 million held in escrow to fund potential redemptions of up to 30% of the aggregate amount of our 6.75% convertible senior notes and $1.0 million held in connection with the liquidation of Cell Therapeutics (Ireland) Holding Limited.

Item 7.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

This Annual Report on Form 10-K, including the following discussion contains forward-looking statements, which involve risks and uncertainties and should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and the related Notes included in Items 6 and 8 of this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Factors Affecting Our Operating Results and Financial Condition,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

Overview

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary cancer drugs. Our research and in-licensing activities are concentrated on identifying new, less toxic and more effective ways to treat cancer. As of December 31, 2009, we had incurred aggregate net losses of $1.4 billion since inception. Unless, we receive FDA approval for pixantrone, we expect to continue to incur operating losses for at least the next couple of years.

In June 2009, we completed the submission of our NDA to the FDA for pixantrone as a potential treatment for relapsed or refractory aggressive NHL. We have been notified by the FDA that a Prescription Drug User Fee Act, or PDUFA, action date of April 23, 2010 under standard review has been established. Based on this PDUFA date, if pixantrone is approved, it could be available to patients in the United States as early as the second quarter of 2010.

The FDA’s Oncologic Drugs Advisory Committee, or ODAC, was scheduled to review the NDA for pixantrone on February 10, 2010, however that meeting was postponed due to severe winter weather conditions in the Washington D.C. area. The FDA indicated that it intends to reschedule the meeting as soon as the FDA can determine a schedule that will allow them to reconvene the advisory panel. ODAC is an independent panel of experts that evaluates data concerning the efficacy and safety of marketed and investigational products for use in the treatment of cancer and makes recommendations to the FDA. The FDA regulations indicate that although the FDA will consider the recommendation of the panel, the final decision regarding the approval of the product is made by the FDA.

In March 2009, we divested our interest in the radiopharmaceutical product Zevalin® (ibritumomab tiuxetan) by selling our 50% interest in the Zevalin joint venture, RIT Oncology, to Spectrum Pharmaceutical, Inc., or Spectrum, for $16.5 million. Previously, in December 2008, we closed our transaction with Spectrum to form RIT Oncology, to commercialize and develop Zevalin in the United States. We originally acquired the U.S. rights to develop, market and sell Zevalin from Biogen Idec Inc., or Biogen, in December 2007. We received an initial payment of $6.5 million in gross proceeds from Spectrum in March 2009, $750,000 of which was used to pay a consent fee to Biogen, and an additional $6.5 million in gross proceeds in April 2009. The remaining $3.5 million we expected to receive from Spectrum, subject to certain adjustments, was disputed and was ultimately released to Spectrum based on the outcome of an arbitration hearing held in May 2009. In addition, as part of the divestiture transaction, we agreed to forego the right to receive up to $15 million in product sales milestone payments in connection with the original transaction establishing the joint venture.

In July 2007, we completed our acquisition of Systems Medicine, Inc., or SMI, a privately held oncology company, in a stock-for-stock merger, valued at $20 million. SMI stockholders could also receive a maximum of $15 million in additional consideration (payable in cash or stock at our election, subject to certain NASDAQ limitations on issuance of stock) upon the achievement of certain FDA regulatory milestones. In August 2009, we entered into an amended agreement under which these milestone payments were replaced by an immediate substitute payment of $6.0 million which we paid in shares of our common stock. Under the original acquisition agreement, SMI became Systems Medicine, LLC, or SM, and operates as our wholly owned subsidiary. SM holds worldwide rights to use, develop, import and export brostallicin, a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials.

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

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Product sales are generally recorded upon shipment net of an allowance for estimated product returns and rebates. We analyze historical returns patterns for our products in determining an appropriate estimate for returns allowance. We may need to adjust our estimates if actual results vary which could have an impact on our earnings in the period of adjustment. If customers have product acceptance rights or product return rights, and we are unable to reasonably estimate returns related to that customer or market, we defer revenue recognition until such rights have expired. All product sales in 2008 and 2007 consisted of sales of Zevalin prior the disposition of Zevalin to RIT Oncology in December 2008. Following the transfer of Zevalin, we no longer have a direct ownership in any commercial products generating product sales revenue.

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

For multiple element arrangements that had continuing performance obligations, we recognized contract, milestone or license fees together with any up-front payments over the term of the arrangement as we completed our performance obligation, unless the delivered technology had stand alone value to the customer and there was objective, reliable evidence of fair value of the undelivered element in the arrangement. Additionally, unless evidence suggested otherwise, revenue from consideration received was recognized on a straight-line basis over the expected term of the arrangement.

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

Certain of our convertible senior notes include a feature that calls for make-whole payments upon conversion of these notes. These make-whole features along with the conversion options on the notes represent embedded derivatives that have been accounted for separately from the related debt securities except where our convertible senior notes are recorded entirely at fair value.

We have calculated the fair value of the derivatives related to our convertible notes using either a Monte Carlo simulation model or a discounted cash flow model. Changes in the estimated fair value of the derivative liabilities related to the convertible senior notes are included in gain on derivative liabilities and are remeasured at the end of each reporting period until the relevant feature expires or all of the relevant notes are converted or repurchased.

Purchase Price Allocation

For business combination transactions that occurred prior to December 31, 2008, the purchase price for our acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For each acquisition, we engaged an independent third-party valuation firm to assist in determining the fair value of in-process research and development and identifiable intangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur. No business combination transactions occurred subsequent to December 31, 2008.

Restructuring Charges

We have recorded charges in connection with restructuring activities, including estimates pertaining to employee separation costs, the related abandonment of excess facilities and impairment of fixed assets, and certain contract termination costs. Restructuring charges are recorded in accordance with ASC 420, Exit or Disposal Cost Obligations. The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Stock-Based Compensation Expense

Stock-based compensation expense for all stock-based payment awards made to employees and directors is recognized and measured based on estimated fair values. For option valuations, we have elected to utilize the Black-Scholes valuation method in order to estimate the fair value of options on the date of grant. The risk-free interest rate is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid any dividends on our common stock and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry. These assumptions underlying the Black-Scholes valuation model involve management’s best estimates.

For more complex awards, including our December 2009 performance awards, we employ a Monte Carlo simulation model to calculate estimated grant-date fair value. For the December 2009 performance awards, the average present value is calculated based upon the expected date the award will vest, or the event date, the expected stock price on the event date and the expected current shares outstanding on the event date. The event date, stock price and the shares outstanding are estimated using the Monte Carlo simulation model, which is based on assumptions by management, including the likelihood of achieving milestones and potential future financings. These assumptions impact the fair value of the equity-based award and the expense that will be recognized over the life of the award.

Generally accepted accounting principles for stock-based compensation also requires that we recognize compensation expense for only the portion of awards expected to vest. Therefore, we apply an estimated forfeiture rate that we derive from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, adjustments to compensation expense may be required in future periods. For performance-based awards that do not include market-based conditions, we record stock-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

Results of Operations

Years ended December 31, 2009 and 2008.

Product sales.    Product sales for the year ended December 31, 2008 relate to Zevalin. As we divested Zevalin to our 50% owned joined venture, RIT Oncology, in December 2008 we recorded no product sales related to Zevalin in 2009. We subsequently sold our 50% interest in RIT Oncology to Spectrum in March 2009.

License and contract revenue.    License and contract revenue for the year ended December 31, 2009 and 2008 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine Therapeutics, Inc.

Cost of product sold.    Cost of product sold for the year ended December 31, 2008 relates to sales of Zevalin and consists primarily of contractual royalties on product sales in addition to cost of product sold to customers. We had no cost of product sold during the year ended December 31, 2009 due to our divestiture of Zevalin to RIT Oncology in December 2008.

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2009	2008
Compounds under development:
Pixantrone	$6,256	$8,238
OPAXIO	3,365	4,145
Brostallicin	1,096	3,860
Zevalin	987	5,271
Other compounds	137	391
Operating expenses	17,920	27,878
Discovery research	418	1,831

Total research and development expenses	$30,179	$51,614

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for pixantrone, OPAXIO and brostallicin are $55.1 million, $220.6 million, and $9.2 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount.

Research and development expenses decreased to $30.2 million for the year ended December 31, 2009, from $51.6 million for the year ended December 31, 2008. Pixantrone costs decreased primarily due to a decrease in clinical development activity mainly related to the cessation of patient enrollment during 2008 in our RAPID and EXTEND trials. In early 2008, we closed enrollment on the RAPID trial based on adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. Additionally, we closed enrollment on the EXTEND trial during 2008 as we believed that the current accrual rate would not contribute substantially to the trial’s chance of success. Manufacturing activity for pixantrone decreased during the period. These decreases were partially offset by an increase in clinical activity due to a change in estimate of costs associated with our PIX303 trial, which was closed in early 2008 based on, among other considerations, our plans to refocus our resources on obtaining pixantrone approval based on the EXTEND trial before making additional substantive investments in alternative indications. In addition, regulatory activities increased primarily due to consulting costs and the filing fee for the NDA submission to the FDA. Costs for our OPAXIO program decreased primarily due to a decrease in regulatory and quality activities as well as investigator-sponsored trial costs mainly due to patient enrollment. These decreases were partially offset by an increase in clinical development activity related to our PGT307 trial as well as an increase in the

GOG0212 study related to the August 2008 amendment to our contract with the GOG, which resulted in a reduction in scope of the GOG0212 study and, accordingly, a reversal of accrued expenses during that period. Costs for brostallicin decreased primarily due to a decrease in clinical development activities related to phase I and phase II studies. Zevalin costs decreased primarily due to the contribution of the product to RIT Oncology, the joint venture we formed with Spectrum on December 15, 2008, which assumed all related Zevalin expenses subsequent to that date. The decrease related to the divestiture of the Zevalin product was partially offset by a change in estimate of our costs associated with clinical studies prior to the divestiture of Zevalin. Our operating expenses decreased primarily due to a reduction in personnel and overhead costs associated with the closure of our Bresso, Italy facility as well as external consulting costs, partially offset by an increase in stock-based compensation costs associated with restricted stock awards. Discovery research also decreased due to the closure of the Bresso, Italy operations as we shift focus to other products closer to commercialization.

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

Selling, general and administrative expenses.    Selling, general and administrative expenses increased to $57.7 million for the year ended December 31, 2009, from $41.6 million for the year ended December 31, 2008. This is primarily due to an $18.9 million increase in non-cash stock-based compensation mainly related to restricted stock granted and vested during 2009. This was offset, in part by a decrease in compensation and benefits due to a reduction in headcount primarily related to our restructuring activities and our sale of Zevalin. If we receive FDA approval for pixantrone, we expect selling, general and administrative expenses to increase in 2010 as compared to 2009 due to increased sales and marketing expenses for pixantrone, including increased compensation expense for our pixantrone sales force.

Amortization of purchased intangibles.    Amortization for the year ended December 31, 2008 was due to amortization of our workforce intangible related to our Italian operations, which became fully amortized during 2008, and amortization of intangible assets acquired in connection with our acquisition of Zevalin in December 2007, which were contributed to RIT Oncology in December 2008.

Restructuring charges and related gain on sale of assets, net.    Restructuring charges of $4.0 million for the year ended December 31, 2009 primarily relate to activities associated with the closure of our Bresso, Italy operations, including $2.6 million in employee termination benefits and $1.5 million in contract termination and clean-up charges related to the Bresso facilities. These amounts were offset by a gain of $0.3 million on the sale of the assets related to the Bresso operations. In addition, we incurred $0.1 million in restructuring charges related to employee separation costs associated with the termination of Zevalin-related employees in connection with the sale of our 50% interest in RIT Oncology to Spectrum.

Gain on sale of Zevalin.    The gain on sale of Zevalin for the year ended December 31, 2008 is related to the gain recognized, net of transaction costs, on the sale of Zevalin to RIT Oncology, the 50/50 joint venture we formed with Spectrum. Due to the fact that we received cash for assets contributed, we recorded a gain based on the difference between the book value of the assets contributed and the fair value of these assets as recorded under the joint venture.

Gain on sale of investment in joint venture.    During the year ended December 31, 2009, we recorded a $10.2 million one-time gain on the sale of our 50% interest in RIT Oncology in March 2009. This amount was based on the difference between $16.5 million in gross proceeds and the $4.6 million book value of our investment in RIT Oncology at the time of sale, net of $1.6 million in transaction costs.

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

Investment and other income, net.    Investment and other income for the year ended December 31, 2009 decreased to $0.1 million as compared to $0.5 million for the year ended December 31, 2008 primarily due to a lower average securities available-for-sale balance.

Interest expense.    Interest expense decreased to $4.8 million for the year ended December 31, 2009 from $8.6 million for the year ended December 31, 2008. This was due to a decrease of $2.4 million in interest expense on our 10% (due 2012), 9%, 7.5%, 6.75% and 5.75% convertible senior notes and our 4% convertible senior subordinated notes due to conversions and exchanges of these notes during 2009. There was also a decrease of $1.1 million related to our 18.33%, 15% and 9.66% convertible senior notes, which were issued in and were entirely converted or exchanged by the end of 2008. In addition, interest expense related to our 5.75% convertible subordinated and senior subordinated notes decreased by $0.3 million due to their maturity in June 2008.

Amortization of debt discount and issuance costs.    Amortization of debt discount and issuance costs decreased to $5.8 million for the year ended December 31, 2009 as compared to $66.5 million for the year ended December 31, 2008. This was primarily due to the accelerated amortization of issuance costs and debt discount related to conversions and exchanges of our 18.33%, 15.5%, 15%, 13.5%, 10% (due 2012), 9.66% and 9% convertible senior notes during 2008. For the year ended December 31, 2009 as compared to the same period in 2008, the decrease in the amortization of the debt discount related to these notes was $55.2 million and the decrease in the amortization of debt issuance costs was $5.4 million.

Foreign exchange gain.    Foreign exchange gains for the years ended December 31, 2009 and 2008 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Make-whole interest expense.    Make-whole interest expense of $6.3 million for the year ended December 31, 2009 is related to $5.4 million in payments made upon the conversion of $18.0 million of our 10% convertible senior notes due 2011 and $0.9 million in payments made upon the conversion of $5.3 million of our 9% convertible senior notes. The amount of $70.2 million for the year ended December 31, 2008 is related to

$22.4 million in payments made upon the conversion of $27.6 million of our 13.5% convertible senior notes, $15.5 million in payments made upon conversion of $28.3 million of our 18.33% convertible senior notes, $11.0 million in payments made upon conversion of $40.8 million of our 9% convertible senior notes, $8.8 million in payments made upon conversion of $14.2 million of our 15.5% convertible senior notes, $4.5 million in payments made upon conversion of $15.7 million of our 9.66% convertible senior notes, $4.4 million in payments made upon conversion of $14.7 million of our 10% convertible senior notes due 2011 and $3.6 million in payments made upon conversion of $9.0 million of our 10% convertible senior notes due 2012.

Gain on derivative liabilities.    The gain on derivative liabilities of $7.2 million for the year ended December 31, 2009 is primarily due to a gain of $4.4 million resulting from the change in the estimated fair value of the derivative liability related to the embedded conversion option on our 10% convertible senior notes due 2011 as well as a gain of $2.8 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant that was issued in connection with our 13.5% convertible senior notes and Series E preferred stock financing and modified in July 2008 in connection with the issuance of our 18.33% convertible senior notes. The Series B Unit Warrant expired in the second quarter of 2009. The gain of $69.7 million for the year ended December 31, 2008 is primarily due to gains of $22.3 million, $12.0 million, $8.6 million, $6.9 million, $4.6 million, $3.4 million, $2.4 million and $2.2 million resulting from the change in the estimated fair value of the derivative liabilities related to the embedded conversion options on our 13.5%, 9%, 15.5%, 18.33%, 15%, 10% (due 2012), 9.66% and 10% (due 2011) convertible senior notes, respectively. There was also a gain of $7.3 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant.

Gain (loss) on exchange of convertible notes.    The $7.4 million gain on exchange of convertible notes for the year ended December 31, 2009 is primarily related to $7.2 million due to the exchange of $52.9 million principal amount of portions of our 9%, 7.5%, 6.75% and 5.75% convertible senior notes and 4% convertible senior subordinated notes for $7.1 million in cash and 24.2 million shares of our common stock, net of related transaction costs. In addition, we recorded a $0.2 million gain related to the exchange of $3.0 million of our 4% convertible senior subordinated notes and $1.5 million of our 6.75% convertible senior notes as well as accrued and unpaid interest on these notes for 3.3 million shares of our common stock.

The loss on exchange of convertible notes of $25.1 million for the year ended December 31, 2008 is due to the repurchase of certain of our convertible notes in exchange for new convertible notes or common stock. In July and August 2008, we recorded a $10.3 million loss due to the repurchase of $17.5 million aggregate principal of our 13.5% convertible senior notes in connection with the issuance of our 18.33% convertible senior notes. A loss of $5.5 million was due to the repurchase of $18.2 million of our 15% convertible senior notes in connection with the issuance of our 9.66% convertible senior notes in October 2008. In addition, we repurchased the remaining $4.8 million of our 15% convertible senior notes, $16.3 million of our 18.33% convertible senior notes and $9.0 million of our 9.66% convertible senior notes in connection with the issuance of our 10% convertible senior notes due 2011 and recorded a $3.7 million loss. We also recorded a $3.3 million loss due to the exchange of $5.3 million of our 9% convertible senior notes for units of our 13.5% convertible senior notes, Series E preferred stock and related warrants issued in April 2008 and a loss of $2.3 million due to the extinguishment of $9.1 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for 0.7 million shares of our common stock in February 2008.

Equity loss from investment in joint venture.    The equity loss from investment in joint venture for the years ended December 31, 2009 and 2008 relates to our 50% interest in RIT Oncology, prior to the sale of this interest in March 2009, which we accounted for using the equity method of accounting.

Milestone modification expense.    Milestone modification expense for the year ended December 31, 2009 was due to a $6.0 million payment in shares of our common stock to the SMI shareholders based on the August 2009 amendment to our original acquisition agreement pursuant to which we acquired SMI in a stock-for-stock merger in July 2007.

Settlement expense.    Settlement expense of $4.7 million for the year ended December 31, 2009 was due to $3.2 million related to amounts paid to Spectrum for the settlement of the final installment payment related to our sale of our 50% interest in RIT Oncology based on the outcome of arbitration proceedings. This amount includes the $3.5 million escrow amount released to Spectrum, our $0.8 million payment to Spectrum based on arbitration proceedings and $0.9 million in receivables recognized in prior periods and owed to us by RIT Oncology. The settlement amount is also net of $2.0 million in payables assumed by Spectrum on our behalf. We also incurred $1.3 million in settlement expense related to the payment made in accordance with our settlement agreement and release with Ingenix Pharmaceutical Services, Inc., or Ingenix, whereby each party agreed to a full release of the other party from any and all claims related to our dispute with Ingenix. The settlement expense recorded is net of $0.3 million in payables to Ingenix that were relieved from our books.

Settlement expense of $3.4 million for the year ended December 31, 2008 was primarily related to $2.9 million in payments accrued or made to certain of our preferred stockholders for the release of all claims against us in connection with our alleged breach of contract related to their preferred stock held. In addition, we recorded expense of $0.5 million for the settlement of attorney’s fees and costs related to claims brought against us by a private party plaintiff in connection with our litigation with the United States Attorney’s Office, or USAO, as discussed in Part I, Item 3, Legal Proceedings.

Write-off of financing arrangement costs.    The write-off of financing arrangement costs of $2.8 million for the year ended December 31, 2008 primarily relates to a $2.4 million write-off of offering costs associated with the Step-Up Equity Financing Agreement with Société Générale, including costs related to the Italian Listing Prospectus that was published in January 2008 as an Italian regulatory requirement to issue shares under this agreement. The write-off was primarily due to significant uncertainty regarding our ability to pursue further financings under this agreement which terminated in January 2009. In addition, we wrote-off $0.5 million in expenses associated with our equity line of credit with Midsummer Investment, Ltd., or Midsummer, based on our plans to terminate the agreement. We terminated this agreement in March 2009.

Years ended December 31, 2008 and 2007.

Product sales.    Product sales for the year ended December 31, 2008 and 2007 relate to Zevalin and increased due to the fact that we did not acquire Zevalin from Biogen until December 2007.

License and contract revenue.    License and contract revenue for the year ended December 31, 2008 and 2007 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine Therapeutics, Inc.

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

Research and development expenses.    Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	2008	2007
Compounds under development:
Pixantrone	$8,238	$16,630
OPAXIO	4,145	20,751
Brostallicin	3,860	4,205
Zevalin	5,271	143
Other compounds	391	813
Operating expenses	27,878	27,156
Discovery research	1,831	2,321

Total research and development expenses	$51,614	$72,019

Research and development expenses decreased to $51.6 million for the year ended December 31, 2008, from $72.0 million for the year ended December 31, 2007. Pixantrone costs decreased primarily due to a decrease in clinical development activity mainly related to the closure of our PIX303 clinical trial in January 2008 as well as the cessation of patient enrollment during 2008 in our RAPID and EXTEND trials. We closed the PIX303 trial based on, among other considerations, our plans to refocus the Company’s resources on obtaining pixantrone approval based on the EXTEND phase III trial before making additional substantial investments in alternative indications for pixantrone as well as the changing competitive landscape in second line follicular NHL. In early 2008, we closed enrollment on the RAPID trial based on adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. Additionally, we closed enrollment on the EXTEND trial during 2008 as we believed that the current accrual rate would not contribute substantially to the trial’s chance of success. These decreases were partially offset by an increase in manufacturing activity for pixantrone. Costs for our OPAXIO program decreased primarily due to a decrease in clinical development activity related to our PGT307 trial, which was reduced in scope to U.S. sites only in early 2008, reduced costs associated with our PIONEER trial which was suspended and closed in the fourth quarter of 2006 and incurred certain wrap-up costs in the first half of 2007 and a decrease in the GOG0212 study related to the amendment to our contract with the GOG. Manufacturing activity for OPAXIO also decreased as we extended activities into 2009 in an effort to conserve cash in 2008. Costs for brostallicin decreased primarily due to a non-recurring license payment during 2007 related to a development agreement, partially offset by an increase in clinical development activities related to phase I and phase II studies. Costs for Zevalin increased due to our acquisition of the product in December 2007 and primarily relate to clinical development activity including $2.0 million in expense related to our payment to Bayer Schering for access to the data from the FIT trial. Our Zevalin product was contributed to RIT Oncology, a joint venture we formed with Spectrum, on December 15, 2008 and we subsequently sold our 50% interest in RIT Oncology to Spectrum in March 2009. Our operating expenses remained fairly consistent in both years, while our discovery research decreased slightly due to a shift in focus to our commercial product Zevalin, which was transferred to the joint venture, as well as other products closer to commercialization.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $41.6 million for the year ended December 31, 2008, from $35.5 million for the year ended December 31, 2007. This is primarily attributed to a $4.8 million increase in sales and marketing expenses due to the acquisition of Zevalin in December 2007 and subsequent expansion of our sales force. In addition, we incurred $1.2 million in legal and consulting fees associated with the potential spin-off, asset divestment, or creation of a joint venture with regard to certain of our operations and assets. We also had an increase in our stock-based compensation expense of $1.8 million as well as an increase in our legal expenses of $0.9 million primarily due to our claim against the Lash Group, Inc. and Documedics Acquisition Co., Inc. Compensation and benefits also increased $0.6 million in part due to key executive personnel hired in 2008. These increases were offset by a $1.3 million decrease in finance and administration and human resources expenses in our Italian operations due to a reduced level of activities. In addition, corporate development expenses decreased $0.8 million primarily related to a reduction in travel costs. Finance and administration expenses also decreased $0.8 million primarily due to a decrease in expenses associated with our shareholder meetings as well as a decrease in certain taxes and insurance premiums.

Amortization of purchased intangibles.    Amortization for the year ended December 31, 2008 increased to $1.7 million from $0.9 million for the year ended December 31, 2007 primarily due to the amortization of intangible assets acquired in connection with our acquisition of Zevalin in December 2007.

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

Acquired in-process research and development.    Acquired in-process research and development for the year ended December 31, 2008 relates to adjustments to our one-time charge recorded in connection with our acquisition of Zevalin in December 2007. These adjustments resulted from changes in the estimated acquisition costs used in determining the total estimated purchase price of the acquisition. The amount for the year ended December 31, 2007 relates to one-time charges of $21.4 million and $3.2 million recorded in connection with our acquisitions of SMI and Zevalin, respectively.

Investment and other income, net.    Investment and other income for the year ended December 31, 2008 decreased to $0.5 million as compared to $2.4 million for the year ended December 31, 2007 primarily due to a lower average securities available-for-sale balance.

Interest expense.    Interest expense increased to $8.6 million for the year ended December 31, 2008 from $8.2 million for the year ended December 31, 2007. This was primarily due to increases of $3.0 million related to interest on our 5.75% convertible senior notes issued in December 2007 as well as interest on our 9%, 15%, 18.33%, 9.66% and 10% (due 2012) convertible senior notes, which were all issued during 2008. These increases were offset by a decrease of $2.8 million in interest expense on our 5.75% convertible subordinated and senior subordinated notes due to the exchange of $36.1 million of these notes for our 5.75% convertible senior notes in December 2007, the cancellation of $9.1 million of these notes in exchange for shares of our common stock in February 2008 and repayment of the remaining amount upon maturity in June 2008.

Amortization of debt discount and issuance costs.    Amortization of debt discount and issuance costs increased to $66.5 million for the year ended December 31, 2008 as compared to $4.3 million for the year ended December 31, 2007. This increase was primarily due to the accelerated amortization of debt discount and issuance costs related to conversions of certain of our convertible notes issued in 2008. For the year ended December 31, 2008, amortization of the debt discount related to our 13.5%, 9%, 15.5%, 18.33%, 10% (due 2012), 10% (due 2011) and 9.66% convertible senior notes was $23.4 million, $13.2 million, $8.6 million, $5.6 million, $3.4 million, $2.2 million and $1.8 million, respectively, and the amortization of debt issuance costs was $2.0 million, $1.9 million, $0.3 million, $0.5 million, $0.4 million, $0.2 million and $0.3 million, respectively. This amortization was primarily due to conversions of these notes during the year ended December 31, 2008. These increases were offset by a decrease of $2.9 million in amortization of debt discount and issuance costs on our 7.5% convertible senior notes primarily related to conversions of these notes during the year ended December 31, 2007.

Foreign exchange gain.    Foreign exchange gains for the years ended December 31, 2008 and 2007 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Make-whole interest expense.    Make-whole interest expense of $70.2 million for the year ended December 31, 2008 is related to $22.4 million in payments made upon the conversion of $27.6 million of our 13.5% convertible senior notes, $15.5 million in payments made upon conversion of $28.3 million of our 18.33% convertible senior notes, $11.0 million in payments made upon conversion of $40.8 million of our 9% convertible senior notes, $8.8 million in payments made upon conversion of $14.2 million of our 15.5% convertible senior notes, $4.5 million in payments made upon conversion of $15.7 million of our 9.66% convertible senior notes, $4.4 million in payments made upon conversion of $14.7 million of our 10% convertible senior notes (due 2011) and $3.6 million in payments made upon conversion of $9.0 million of our 10% convertible senior notes (due 2012). Make-whole interest expense of $2.3 million for the year ended December 31, 2007 is due to payments made related to the conversion of $13.6 million of our 7.5% convertible senior notes.

Gain on derivative liabilities.    The gain on derivative liabilities of $69.7 million for the year ended December 31, 2008 is primarily due to gains of $22.3 million, $12.0 million, $8.6 million, $6.9 million, $4.6 million, $3.4 million, $2.4 million and $2.2 million resulting from the change in the estimated fair value of the derivative liabilities related to the embedded conversion options on our 13.5%, 9%, 15.5%, 18.33%, 15%, 10% (due 2012), 9.66% and 10% (due 2011) convertible senior notes, respectively. There was also a gain of $7.3 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant. The gain on derivative liabilities of $3.7 million for the year ended December 31, 2007 primarily represents the change in the estimated fair value of the derivative liabilities related to the interest make-whole provisions on our 7.5% convertible senior notes.

Gain (loss) on exchange of convertible notes.    The loss on exchange of convertible notes of $25.1 million for the year ended December 31, 2008 is due to the repurchase of certain of our convertible notes in exchange for new convertible notes or common stock. In July and August 2008, we recorded a $10.3 million loss due to the repurchase of $17.5 million aggregate principal of our 13.5% convertible senior notes in connection with the issuance of our 18.33% convertible senior notes. A loss of $5.5 million was due to the repurchase of $18.2 million of our 15% convertible senior notes in connection with the issuance of our 9.66% convertible senior notes in October 2008. In addition, we repurchased the remaining $4.8 million of our 15% convertible senior notes, $16.3 million of our 18.33% convertible senior notes and $9.0 million of our 9.66% convertible senior notes in connection with the issuance of our 10% convertible senior notes (due 2011) and recorded a $3.7 million loss. We also recorded a $3.3 million loss due to the exchange of $5.3 million of our 9% convertible senior notes for units of our 13.5% convertible senior notes, Series E preferred stock and related warrants issued in April 2008 and a loss of $2.3 million due to the extinguishment of $9.1 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for 0.7 million shares of our common stock in February 2008.

The loss of $1.0 million during the year ended December 31, 2007 is due to the extinguishment of $36.1 million aggregate principal amount of our 5.75% convertible senior subordinated and convertible subordinated notes in exchange for $23.3 million aggregate principal amount of our 5.75% convertible senior notes and 5.5 million shares of our common stock in the fourth quarter of 2007.

Equity loss from investment in joint venture.    The loss for the year ended December 31, 2008 relates to our 50% interest in RIT Oncology, which we account for using the equity method of accounting.

Settlement expense.    Settlement expense of $3.4 million for the year ended December 31, 2008 was primarily related to $2.9 million in payments accrued or made to certain of our preferred stock holders for the release of all claims against us in connection with our alleged breach of contract related to their preferred stock held. In addition, we recorded expense of $0.5 million for the settlement of attorney’s fees and costs related to claims brought against us by a private party plaintiff in connection with our litigation with the United States Attorney’s Office, or USAO, as discussed in Part I, Item 3, Legal Proceedings.

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

Write-off of financing arrangement costs.    The write-off of financing arrangement costs of $2.8 million for the year ended December 31, 2008 primarily relates to a $2.4 million write-off of offering costs associated with the Step-Up Equity Financing Agreement with Société Générale, including costs related to the Italian Listing Prospectus that was published in January 2008 as an Italian regulatory requirement to issue shares under this agreement. The write-off was primarily due to significant uncertainty regarding our ability to pursue further financings under this agreement which terminated in January 2009. In addition, we wrote-off $0.5 million in expenses associated with our equity line of credit with Midsummer based on our plans to terminate the agreement. We terminated the agreement in March 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had $37.8 million in cash and cash equivalents and we also received gross proceeds of $30.0 million in January 2010 for the issuance of 30,000 shares of our Series 3 preferred stock and related warrants.

Net cash used in operating activities totaled $88.2 million in 2009, compared to $80.2 million in 2008 and $103.6 million in 2007. The increase in net cash used in operating activities for the year ended December 31, 2009 as compared to 2008 was primarily due to an increase in cash payments used to decrease our accounts payable and accrued expenses for the year ended December 31, 2009 as compared to an increase in these liability amounts during the comparable period in 2008. During 2009, we also had a decrease in cash received from sales of Zevalin as well as increased cash payments due to settlement expenses and restructuring charges. These were offset by decreased selling, general and administrative and research and development expense, excluding the allocation of non-cash stock based compensation expense to these activities as well as a decrease in cash paid for interest expense. The decrease in net cash used in operating activities for the year ended December 31, 2008 as compared to 2007 was primarily due to a decrease in our selling, general and administrative and research and development expenses as well as an increase in cash collected from our sales of Zevalin. If we receive FDA approval for pixantrone, we expect cash used in operating activities to increase in 2010 as compared to 2009 due to increased sales and marketing expenses for pixantrone, including increased compensation expense for our pixantrone sales force.

Net cash provided by investing activities totaled $21.8 million in 2009 as compared to $4.4 million in 2008 and $21.5 million in 2007. Net cash provided by investing activities during the year ended December 31, 2009 was primarily due to $6.8 million in net proceeds from Spectrum in January 2009 related to the initial formation of RIT Oncology in December 2008 and $15.0 million in net proceeds from Spectrum related to the sale of our 50% interest in RIT Oncology in 2009. Net cash provided by investing activities during the year ended December 31, 2008 was primarily due to $6.8 million in net cash received in December 2008 in connection with our disposition of Zevalin to RIT Oncology in exchange for a 50% interest in RIT Oncology as well as proceeds from sales and maturities of securities available-for-sale, offset by purchases of securities available-for-sale, purchases of property and equipment and cash paid for acquisition costs related to our purchase of Zevalin in December 2007. Net cash provided by investing activities during the year ended December 31, 2007 was primarily due to the net amount of cash received from sales, maturities and purchases of securities available-for-sale offset by cash paid for the acquisition of Zevalin.

Net cash provided by financing activities totaled $94.8 million in 2009, $73.7 million in 2008 and $84.7 million in 2007. Net cash provided by financing activities for year ended December 31, 2009 was primarily due to $40.3 million in net proceeds from the issuance of 33.7 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock in a public offering in July 2009 as well as $18.9 million in net proceeds from the issuance of 16.0 million shares of our common stock and warrants to purchase 4.8 million shares of our common stock May 2009. We also received $28.4 million in net proceeds from the issuance of 30,000 shares of our Series 2 preferred stock and warrants to purchase up to 4.7 million shares of our common stock in August 2009. In addition, in May 2009, we received $18.7 million in net proceeds from the issuance of 20,000 shares of our Series 1 preferred stock and related Class A and Class B warrants as well as $3.8 million and $4.3 million upon the exercise of the Class A and Class B warrants in May and October 2009, respectively. These proceeds were offset by $10.0 million in cash paid, net of transaction costs and in addition to 24.2 million shares of our common stock, for the exchange of $52.9 million principal amount of our convertible notes. We also repurchased $6.4 million shares of our common stock for cash in connection with the vesting of employee share awards based on taxes owed by employees due to the vesting of the awards. In addition, we made a $3.0 million deemed dividend payment in connection with our settlement with Tang Capital Partners LP for full release of all claims against us in connection with our alleged breach of contract related to Tang’s Series B preferred stock. This amount was accrued as of December 31, 2008 and paid in January 2009.

Net cash provided by financing activities for the year ended December 31, 2008 was primarily due to issuances of our convertible senior notes. Proceeds from the issuance of our 9% convertible senior notes were $35.4 million, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. We also made a deemed dividend payment of $16.2 million to induce existing holders of our Series A, B, C and D convertible preferred stock to convert their shares of preferred stock into common stock in connection with this issuance. Proceeds from the issuance of our 13.5% convertible senior notes and Series E preferred stock were $19.6 million, net of issuance costs, restricted cash placed in escrow to fund make-whole payments and the cancellation of $5.3 million of our 9% convertible senior notes. Upon cancellation of these notes, $1.4 million was released to us from the amount placed in escrow to fund make-whole payments. Proceeds from the issuance of our 15% convertible senior notes were $11.4 million, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. We received $1.8 million in proceeds from the issuance of our 18.33% convertible senior notes, net of issuance costs, restricted cash placed in escrow to fund make-whole payments and the repurchase of $17.5 million of our 13.5% convertible senior notes and warrants. Upon cancellation of the 13.5% convertible senior notes and warrants, $6.5 million was released to us from the amount placed in escrow to fund make-whole payments. We received proceeds of $10.1 million from the issuance of our 10% convertible senior notes (due 2012) and 15.5% convertible senior notes, net of issuance costs and restricted cash placed in escrow to fund make-whole payments. In connection with these issuances, we made another deemed dividend payment of $2.0 million to induce an existing holder of our Series C preferred stock to convert its shares of preferred stock into common stock. We made a net payment of $1.1 million for the issuance of our 9.66% convertible senior notes and the cancellation of $18.2 million of our 15% convertible senior notes, net of issuance costs and a net payment of $6.5 million for the issuance of our 10% convertible senior notes (due 2011) and the cancellation of $16.3 million of our 18.33% convertible senior notes, $9.0 million of our 9.66% convertible senior notes and $4.8 million of our 15% convertible senior notes, net of issuance costs. In connection with the cancellations of these notes, $20.8 million was released to us from amounts placed in escrow to fund make-whole payments. We also received $5.1 million in net proceeds from the sale of our common stock under equity financing agreements. Cash received from these financings were offset by the repayment of the outstanding $10.7 million principal balance on our 5.75% convertible subordinated and senior subordinated notes upon their maturity in June 2008.

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

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and, unless we receive FDA approval for pixantrone, we expect to generate losses from operations for at least the next couple of years primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. If we receive FDA approval and have a successful commercial launch of pixantrone in the second quarter of 2010 and we are successful in exchanging or retiring our convertible notes due July 1, 2010, we expect to be cash flow positive in the fourth quarter of 2010. However, if we do not receive FDA approval but we are successful in exchanging our convertible notes due July 1, 2010, we expect that our existing cash and cash equivalents, including the cash received from the issuance of our Series 3 preferred stock and warrants, are sufficient to fund our presently anticipated operations through the fourth quarter of 2010.

While we have recently started hiring our sales force for pixantrone, in 2009, we achieved cost savings initiatives to reduce operating expenses, including the reduction of employees related to Zevalin operations and the closure of our operations in Italy and we continue to seek additional areas for cost reductions. However, we must also raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

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

The following table includes information relating to our contractual obligations as of December 31, 2009 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes(1)	10,250	—	10,250	—	—
5.75% Convertible senior notes(2)	10,913	—	10,913	—	—
4.0% Convertible senior subordinated notes(3)	40,363	40,363	—	—	—
Interest on convertible notes	3,054	2,201	853	—	—
Operating leases:
Facilities	11,838	4,470	7,099	269	—
Long-term obligations(4)	2,319	956	1,336	27	—

	$78,737	$47,990	$30,451	$296	$—

(1)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 11.96298 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $83.59 per share.
(2)	The 5.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 33.33333 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $30.00 per share.
(3)	The 4.0% convertible senior subordinated notes are convertible into shares of CTI common stock at a conversion rate of 1.85185 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $540.00 per share.
(4)	Long-term obligations do not include $0.9 million related to excess facilities charges.

Additional Milestone Activities

We have an agreement with PG-TXL Company L.P., or PG-TXL, which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. We may be required to pay up to $14.4 million in additional milestone payments under this agreement. The timing of the remaining milestone payments under the amended agreement is based on trial commencements and completions and regulatory and marketing approval with the FDA and EMEA.

We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $5.1 million in additional milestone payments related to the trial of which $1.6 million may become due in the first quarter of 2010 based on patient enrollment.

Under a license agreement entered into for brostallicin, we may be required to pay up to $80.0 million in milestone payments, based on the achievement of certain product development results. Because brostallicin is in an early stage of development, we are not able to determine whether the clinical trials will be successful and therefore cannot make a determination that the milestone payments are reasonably likely to occur at this time.

In connection with our acquisition of SMI we were required to pay its stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain NASDAQ limitations on the issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin. In August 2009, we entered into an amended agreement under which these milestone payments were replaced by an immediate substitute payment of $6.0 million payable in shares of our common stock subject to certain conditions, including required shareholder approval. If the conditions were not satisfied, we would have been required to pay the SMI stockholders $5.0 million cash in lieu of the $6.0 million shares of our common stock. In October 2009, our shareholders approved the issuance of $6.0 million in shares of our common stock and we issued 5.6 million shares of our common stock to SMI stockholders.

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

New Accounting Standards

In June 2009, the FASB, issued the FASB Accounting Standards Codification, or Codification. All existing accounting standard documents were superceded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and we are using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these financial statements for the year ended December 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial position or results of operations.

In May 2009, the FASB issued a new accounting standard that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. As codified in ASC 855, this standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through February 26, 2010, the issuance date of our financial statements.

In April 2009, the FASB issued a new accounting standard that amends the guidance in ASC 805 to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The adoption of this provision, which was effective January 1, 2009, did not have a material impact on our financial statements.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of December 21, 2009, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial affect on our earnings. In addition, the reported carrying value of our euro-denominated assets and liabilities that remain in our Bresso branch will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. As of December 31, 2009, we had a net asset balance in our European branch. If the euro were to weaken 20% against the U.S. dollar, our net asset balance would decrease by approximately $0.7 million as of this date.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Cell Therapeutics, Inc.

We have audited Cell Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cell Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cell Therapeutics, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and other comprehensive loss, and cash flows of Cell Therapeutics, Inc. for each of the years in the three-year period ended December 31, 2009, of Cell Therapeutics, Inc, and our report dated February 26, 2010 expressed an unqualified opinion.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

San Francisco, California

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Shareholders of Cell Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Cell Therapeutics, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and other comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Therapeutics, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained loss from operations over the audit periods, incurred an accumulated deficit, and has substantial monetary liabilities in excess of monetary assets as of December 31, 2009. Given these factors and the Company’s inability to demonstrate its ability to satisfy the monetary liabilities raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010 expressed an unqualified opinion.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

San Francisco, California

February 26, 2010

CELL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,811	$10,072
Restricted cash	—	6,640
Securities available-for-sale	—	599
Accounts receivable, net	—	982
Note receivable from joint venture	—	7,500
Prepaid expenses and other current assets	4,354	2,368

Total current assets	42,165	28,161
Property and equipment, net	3,430	4,324
Goodwill	17,064	17,064
Investment in joint venture	—	5,830
Other assets	6,936	8,864

Total assets	$69,595	$64,243

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,297	$9,327
Accrued expenses	14,807	29,308
Warrant liability	—	2,830
Current portion of deferred revenue	80	80
Current portion of long-term obligations	1,312	757
4% convertible senior subordinated notes	40,363	—

Total current liabilities	63,859	42,302
Deferred revenue, less current portion	239	319
Long-term obligations, less current portion	1,861	2,907
10% convertible senior notes due 2011	—	19,784
9% convertible senior notes	—	4,104
7.5% convertible senior notes	10,102	32,601
6.75% convertible senior notes	—	6,926
5.75% convertible senior notes	11,677	23,808
4% convertible senior subordinated notes	—	55,150

Total liabilities	87,738	187,901
Commitments and contingencies
Preferred stock, no par value:
Authorized shares—10,000,000
Series A 3% Convertible Preferred Stock, $1,000 stated value, 20,000 shares designated; 0 and 550 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	417
Series B 3% Convertible Preferred Stock, $1,000 stated value, 37,200 shares designated; 0 and 5,218 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	4,031
Series C 3% Convertible Preferred Stock, $1,000 stated value, 20,250 shares designated; 0 and 4,284 shares issued and outstanding at December, 2009 and 2008, respectively	—	3,221
Series D 7% Convertible Preferred Stock, $1,000 stated value, 6,500 shares designated; 0 and 1,000 shares issued and outstanding at December, 2009 and 2008, respectively	—	734
Common stock purchase warrants	626	—
Shareholders’ deficit:
Common stock, no par value:
Authorized shares—800,000,000
Issued and outstanding shares—590,282,575 and 186,411,922 at December 31, 2009 and 2008, respectively	1,418,931	1,188,071
Accumulated other comprehensive loss	(8,412)	(7,812)
Accumulated deficit	(1,429,083)	(1,312,320)

Total CTI shareholders’ deficit	(18,564)	(132,061)
Noncontrolling interest	(205)	—

Total shareholders’ deficit	(18,769)	(132,061)

Total liabilities and shareholders’ deficit	$69,595	$64,243

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product sales	$—	$11,352	$47
License and contract revenue	80	80	80

Total revenues	80	11,432	127

Operating expenses, net:
Cost of product sold	—	3,244	49
Research and development	30,179	51,614	72,019
Selling, general and administrative	57,725	41,607	35,517
Amortization of purchased intangibles	—	1,658	913
Restructuring charges and related gain on sale of assets, net	3,979	—	—
Gain on sale of Zevalin	—	(9,444)	—
Gain on sale of investment in joint venture	(10,244)	—	—
Acquired in-process research and development	—	36	24,615

Total operating expenses, net	81,639	88,715	133,113

Loss from operations	(81,559)	(77,283)	(132,986)
Other income (expense):
Investment and other income, net	133	549	2,430
Interest expense	(4,806)	(8,559)	(8,237)
Amortization of debt discount and issuance costs	(5,788)	(66,530)	(4,280)
Foreign exchange gain	33	3,637	4,657
Make-whole interest expense	(6,345)	(70,243)	(2,310)
Gain on derivative liabilities, net	7,218	69,739	3,672
Gain (loss) on exchange of convertible notes	7,381	(25,103)	(972)
Equity loss from investment in joint venture	(1,204)	(123)	—
Milestone modification expense	(6,000)	—	—
Settlement expense	(4,710)	(3,393)	(160)
Write-off of financing arrangement costs	—	(2,846)	—

Other expense, net	(14,088)	(102,872)	(5,200)

Net loss before noncontrolling interest	(95,647)	(180,155)	(138,186)
Noncontrolling interest	252	126	78

Net loss attributable to CTI	(95,395)	(180,029)	(138,108)
Gain on restructuring of preferred stock	2,116	—	—
Preferred stock dividends	(24)	(662)	(648)
Deemed dividends on preferred stock	(23,460)	(22,216)	(9,549)

Net loss attributable to common shareholders	$(116,763)	$(202,907)	$(148,305)

Basic and diluted net loss per common share	$(0.25)	$(7.00)	$(32.75)

Shares used in calculation of basic and diluted net loss per common share	458,356	28,967	4,529

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND OTHER COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Shareholders’ (Deficit)
	Shares	Amount
Balance at December 31, 2006	3,639	$860,691	$(961,108)	$(1,187)	$—	$(101,604)
Conversion of convertible preferred stock to common stock	924	37,648	—	—	—	37,648
Proceeds from issuance of warrants in connection with issuance of convertible preferred stock, net	—	14,526	—	—	—	14,526
Value of beneficial conversion feature of preferred stock	—	9,549	—	—	—	9,549
Conversion of 7.5% convertible senior notes to common stock	183	15,294	—	—	—	15,294
Issuance of common stock in connection with SMI acquisition	421	19,872	—	—	—	19,872
Issuance of common stock in connection with exchange of 5.75% senior subordinated and subordinated notes	546	13,704	—	—	—	13,704
Proceeds from issuance of common stock and warrants, net	347	6,537	—	—	—	6,537
Equity-based compensation	185	1,588	—	—	—	1,588
Other	(1)	(114)	—	—	—	(114)
Dividends on preferred stock	—	—	(648)	—	—	(648)
Deemed dividends on preferred stock	—	—	(9,549)	—	—	(9,549)
Comprehensive loss:
Foreign currency translation loss	—	—	—	(2,807)	—	(2,807)
Unrealized losses on securities available-for-sale	—	—	—	(13)	—	(13)
Net loss for the year ended
December 31, 2007	—	—	(138,108)	—	—	(138,108)

Comprehensive loss						(140,928)

Balance at December 31, 2007	6,244	$979,295	$(1,109,413)	$(4,007)	$—	$(134,125)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND OTHER COMPREHENSIVE LOSS—(Continued)

(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Shareholders’ (Deficit)
	Shares	Amount
Conversion of convertible preferred stock to common stock	463	17,832	—	—	—	17,832
Conversion of 18.33% convertible senior notes to common stock	3,576	28,250	—	—	—	28,250
Conversion of 15.5% convertible senior notes to common stock	11,189	14,210	—	—	—	14,210
Conversion of 13.5% convertible senior notes to common stock	3,494	27,600	—	—	—	27,600
Conversion of 10% convertible senior notes due 2012 to common stock	7,087	9,000	—	—	—	9,000
Conversion of 10% convertible senior notes due 2011 to common stock	106,944	14,651	—	—	—	14,651
Conversion of 9.66% convertible senior notes to common stock	41,316	15,700	—	—	—	15,700
Conversion of 9% convertible senior notes to common stock	2,895	40,820	—	—	—	40,820
Conversion of 5.75% convertible senior notes to common stock	8	250	—	—	—	250
Issuance of common stock in connection with connection with issuance of convertible with exchange of 5.75% convertible subordinated and preferred stock, net senior subordinated notes	685	11,133	—	—	—	11,133
Issuance of common stock in connection with financing agreement	80	1,183	—	—	—	1,183
Issuance of common stock under the Midsummer Equity Line	1,545	4,351	—	—	—	4,351
Premium on 15% convertible senior notes due to exercise of with SMI acquisition Series B warrant	—	11,158	—	—	—	11,158
Issuance of warrants in connection with the 9% convertible preferred stock senior notes	—	3,358	—	—	—	3,358
Issuance of warrants in connection with the 13.5%, 15% notes to common stock and 18.33% convertible senior notes	—	7,491	—	—	—	7,491
Repurchase of warrants in connection with the issuance of notes to common stock 13.5% and 18.33% notes	—	(2,042)	—	—	—	(2,042)
Equity-based compensation	878	3,995	—	—	—	3,995
Noncontrolling interest	—	(126)	—	—	—	(126)
Other	8	(38)	—	—	—	(38)
Dividends on preferred stock	—	—	(662)	—	—	(662)
Deemed dividends on preferred stock	—	—	(22,216)	—	—	(22,216)
Comprehensive loss:
Foreign currency translation loss	—	—	—	(3,801)	—	(3,801)
Unrealized losses on securities available-for-sale	—	—	—	(4)	—	(4)
Net loss for the year ended
December 31, 2008	—	—	(180,029)	—	—	(180,029)

Comprehensive loss						(183,834)

Balance at December 31, 2008	186,412	$1,188,071	$(1,312,320)	$(7,812)	$—	$(132,061)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND OTHER COMPREHENSIVE LOSS—(Continued)

(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Shareholders’ (Deficit)
	Shares	Amount
Issuance of common stock and warrants	49,732	59,233	—	—	—	59,233
Conversion of 10% convertible senior notes due 2011 to common stock	131,387	18,000	—	—	—	18,000
Conversion of 9% convertible senior notes to common stock	372	5,250	—	—	—	5,250
Conversion of Series F preferred stock to common stock	47,871	3,866	—	—	—	3,866
Conversion of Series 1 preferred stock to common stock	66,667	18,537	—	—	—	18,537
Conversion of Series 2 preferred stock to common stock	18,853	27,796	—	—	—	27,796
Value of beneficial conversion features related to Series 1 and 2 preferred stock	—	13,194	—	—	—	13,194
Issuance of warrants in connection with Series 2 preferred stock	—	6,138	—	—	—	6,138
Exercise of Class A warrants	9,184	5,222	—	—	—	5,222
Exercise of Class B warrants	10,378	5,732	—	—	—	5,732
Issuance of common stock in exchange for convertible notes	27,535	39,523	—	—	—	39,523
Issuance of common stock in connection with Series A preferred stock settlement	4,000	509	—	—	—	509
Issuance of common stock in exchange for milestone modification	5,607	6,000	—	—	—	6,000
Conversion or exchange of Series A, B and D convertible preferred stock to common stock	3,786	4,288	—	—	—	4,288
Reacquisition of BCF in connection with exchange of Series A, B and C convertible preferred stock for Series F preferred stock	—	(961)	—	—	—	(961)
Equity-based compensation	33,821	24,937	—	—	—	24,937
Repurchase of shares in connection with taxes on restricted stock vesting	(5,364)	(6,394)	—	—	—	(6,394)
Employee stock purchase plan	42	36	—	—	—	36
Noncontrolling interest	—	(47)	—	—	(205)	(252)
Dividends on preferred stock	—	1	(24)	—	—	(23)
Gain on restructuring of preferred stock			2,116	—	—	2,116
Deemed dividends on preferred stock	—	—	(23,460)	—	—	(23,460)
Comprehensive loss:
Foreign currency translation loss	—	—	—	(601)	—	(601)
Unrealized gains on securities available-for-sale	—	—	—	1	—	1
Net loss for the year ended
December 31, 2009	—	—	(95,395)	—	—	(95,395)

Comprehensive loss						(95,995)

Balance at December 31, 2009	590,283	$1,418,931	$(1,429,083)	$(8,412)	$(205)	$(18,769)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(95,395)	$(180,029)	$(138,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	5,788	66,530	4,280
Non-cash gain on derivative liabilities	(7,218)	(69,739)	(3,672)
Non-cash milestone modification expense	6,000	—	—
Gain on disposition of Zevalin to the JV	—	(9,444)	—
Gain on sale of equity investment in joint venture	(10,244)	—	—
(Gain) loss on exchange of convertible notes	(7,381)	25,103	972
Acquired in-process research and development	—	36	24,615
Depreciation and amortization	1,771	5,228	4,955
Equity-based compensation expense	24,937	3,995	1,588
Equity loss from investment in joint venture	1,204	123	—
Noncontrolling interest	(252)	—	—
Other	(487)	(229)	(512)
Changes in operating assets and liabilities:
Restricted cash	6,640	71,608	—
Interest receivable	9	37	524
Accounts receivable, net	982	(932)	(51)
Inventory	—	291	(290)
Prepaid expenses and other current assets	(2,649)	1,438	6,431
Other assets	519	2,801	(1,216)
Accounts payable	(1,484)	2,786	4,297
Accrued expenses	(10,750)	779	(4,961)
Other liabilities	(176)	(589)	(2,470)

Total adjustments	7,209	99,822	34,490

Net cash used in operating activities	(88,186)	(80,207)	(103,618)

Investing activities
Cash received for disposition of Zevalin to joint venture, net	6,844	6,754	—
Proceeds received from sale of investment in joint venture, net	14,987	—	—
Cash paid for acquisition of Zevalin	—	(542)	(11,735)
Cash acquired in acquisition of Systems Medicine, Inc., net	—	—	555
Purchases of securities available-for-sale	—	(10,721)	(36,463)
Proceeds from sales of securities available-for-sale	—	11,550	48,431
Proceeds from maturities of securities available-for-sale	600	1,074	22,442
Investment in joint venture	—	(1,800)	—
Purchases of property and equipment	(1,478)	(1,907)	(1,753)
Proceeds from sales of property and equipment	887	—	—

Net cash provided by investing activities	21,840	4,408	21,477

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Financing activities
Proceeds from issuance of Series 1 preferred stock, net of issuance costs	18,745	—	—
Proceeds from issuance of Series 2 preferred stock, net of issuance costs	28,430	—	—
Proceeds from issuance of common stock and warrants, net of issuance costs	59,233	5,080	7,007
Proceeds from exercise of Class A warrants	3,765	—	—
Proceeds from exercise of Class B warrants	4,255	—	—
Cash paid for the exchange of convertible notes, net of transaction costs	(9,965)	—	—
Cash paid for the repurchase of shares in connection with taxes on restricted stock vesting	(6,394)
Payment of deemed dividends on conversion of preferred stock	(3,000)	(18,149)	—
Proceeds from issuance of 13.5% convertible senior notes and Series E preferred stock, net of exchange of 9% convertible senior notes and issuance costs	—	56,069	—
Restricted cash from issuance of 13.5% convertible senior notes	—	(36,456)	—
Proceeds from issuance of 9% convertible senior notes, net of issuance costs	—	49,317	—
Restricted cash from issuance of 9% convertible senior notes	—	(13,947)	—
Release of restricted cash in connection with exchange of 9% convertible senior notes	—	1,420	—
Proceeds from issuance of 15% convertible senior notes, net of issuance costs	—	21,794	—
Restricted cash form issuance of 15% convertible senior notes	—	(10,350)	—
Proceeds from issuance of 18.33% convertible senior notes, net of repurchase of 13.5% convertible senior note and issuance costs	—	26,226	—
Restricted cash from issuance of 18.33% convertible senior notes	—	(24,471)	—
Release of restricted cash in connection with repurchase of 13.5% convertible senior notes	—	6,525	—
Proceeds from issuance of 10% convertible senior note due 2012, net of issuance costs	—	8,635	—
Restricted cash from issuance of 10% convertible senior notes due 2012	—	(3,600)	—
Proceeds from issuance of 15.5% convertible senior note, net of issuance costs	—	13,863	—
Restricted cash from issuance of 15.5% convertible senior notes	—	(8,811)	—
Proceeds from issuance of 9.66% convertible senior notes, net of repurchase of 15% convertible senior note and issuance costs	—	6,053	—
Restricted cash from issuance of 9.66% convertible senior notes	—	(7,158)	—
Proceeds from issuance of 10% convertible senior notes due 2011, net of repurchase of 9.66%, 15% and 18.33% convertible senior note and issuance costs	—	3,252	—
Restricted cash from issuance of 10% convertible senior notes due 2011	—	(9,795)	—
Release of restricted cash in connection with repurchase of 9.66% convertible senior notes	—	2,553	—
Release of restricted cash in connection with repurchase of 15% convertible senior notes	—	10,043	—
Release of restricted cash in connection with repurchase of 18.33% convertible senior notes	—	8,224	—
Repayment of 5.75% convertible subordinated and senior subordinated notes	—	(10,724)	—
Transaction costs related to exchange of convertible subordinated and senior subordinated notes	—	(304)	—
Proceeds from issuance of Series A 3% convertible preferred stock and warrants, net	—	—	18,607
Proceeds from issuance of Series B 3% convertible preferred stock and warrants, net	—	—	34,836
Proceeds from issuance of Series C 3% convertible preferred stock and warrants, net	—	—	18,938
Proceeds from issuance of Series D 7% convertible preferred stock and warrants, net	—	—	6,073
Payment of additional offering costs related to December 2007 issuance of common stock and warrants	—	(473)	—
Payment of dividends on preferred stock	(111)	(708)	(395)
Repayment of long-term obligations	(154)	(343)	(429)
Other	(29)	(39)	63

Net cash provided by financing activities	94,775	73,726	84,700

Effect of exchange rate changes on cash and cash equivalents	(690)	(3,653)	(3,890)
Net decrease in cash and cash equivalents	27,739	(5,726)	(1,331)
Cash and cash equivalents at beginning of year	10,072	15,798	17,129

Cash and cash equivalents at end of year	$37,811	$10,072	$15,798

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,047	$77,499	$10,759

Cash paid for taxes	$—	$—	$—

See accompanying notes.

CELL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosure of noncash financing and investing activities
Exchange of Series A 3% convertible preferred stock for Series F preferred stock	$151	$—	$—

Exchange of Series B 3% convertible preferred stock for Series F preferred stock	$1,713	$—	$—

Exchange of Series C 3% convertible preferred stock for Series F preferred stock	$3,221	$—	$—

Issuance of Series F preferred stock for Series A, B and C convertible preferred stock	$3,931	$—	$—

Conversion of Series F preferred stock to common stock	$3,866	$—	$—

Conversion of Series 1 preferred stock to common stock	$18,537	$—	$—

Conversion of Series 2 preferred stock to common stock	$27,796	$—	$—

Issuance of common stock in exchange for convertible notes	$35,193	$—	$—

Issuance of common stock in exchange for milestone modification	$6,000	$—	$—

Conversion of series A 3% convertible preferred stock to common stock	$—	$4,771	$9,959

Conversion of series B 3% convertible preferred stock to common stock	$2,317	$7,850	$16,855

Conversion of series C 3% convertible preferred stock to common stock	$—	$3,008	$8,998

Conversion of series D 7% convertible preferred stock to common stock	$—	$2,203	$1,836

Conversion of series E 13.5% convertible preferred stock to 13.5% convertible senior notes	$—	$9,118	$—

Issuance of common stock in exchange for Series A 3% convertible preferred stock	$688	$—	$—

Issuance of common stock in exchange for Series D 7% convertible preferred stock	$1,793	$—	$—

Conversion of 9% convertible senior notes to common stock	$5,250	$40,820	$—

Conversion of 18.33% convertible senior notes to common stock	$—	$28,250	$—

Conversion of 15.5% convertible senior notes to common stock	$—	$14,211	$—

Conversion of 13.5% convertible senior notes to common stock	$—	$27,600	$—

Conversion of 10% convertible senior notes due 2012 to common stock	$—	$9,000	$—

Conversion of 10% convertible senior notes due 2011 to common stock	$18,000	$14,651	$—

Conversion of 9.66% convertible senior notes to common stock	$—	$15,700	$—

Conversion of 7.5% convertible senior notes to common stock	$—	$—	$15,294

Conversion of 5.75% convertible senior notes to common stock	$—	$250	$—

Issuance of common stock for acquisition of Systems Medicine, Inc.	$—	$—	$19,872

Extinguishment of 5.75% convertible senior subordinated notes in exchange for common stock	$—	$8,943	$—

Extinguishment of 5.75% convertible subordinated notes in exchangefor common stock	$—	$150	$—

Issuance of common stock in exchange for 5.75% convertible senior subordinated and convertible subordinated notes	$—	$11,437	$13,704

Extinguishment of 5.75% convertible senior subordinated notes in exchange for 5.75% convertible senior notes and common stock	$—	$—	$10,500

Extinguishment of 5.75% convertible subordinated notes in exchange for 5.75% convertible senior notes and common stock	$—	$—	$25,580

Issuance of 5.75% convertible senior notes in exchange for 5.75% convertible senior subordinated and convertible subordinated notes	$—	$—	$23,250

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics, an area with significant market opportunity that we believe is not adequately served by existing therapies. Subsequent to the closure of our Bresso, Italy operations in September 2009, our operations are now conducted solely in the United States. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008 and in March 2009 we finalized the sale of our 50% interest in RIT Oncology to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. All of our other product candidates, including pixantrone, OPAXIO and brostallicin are under development.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CTI and its wholly owned subsidiaries which include Systems Medicine LLC, or SM (from the date of acquisition on July 31, 2007), CTI Commercial LLC (from the date of formation in July 2008), CTI Life Sciences Limited (from the date of formation in March 2009) and Cell Therapeutics Inc.—Sede Secondaria, or CTI (Europe), which is a branch of the Company; however, we ceased operations related to this branch in September 2009. In addition, CTI Corporate Development, Inc. and CTI Technologies, Inc. were liquidated in the fourth quarter of 2009 and 2007, respectively.

As of December 31, 2009, we also had a 69% interest in our majority owned subsidiary, Aequus Biopharma, Inc. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, noncontrolling interest in Aequus (previously shown as minority interest) is reported below net loss in noncontrolling interest in the consolidated income statement and shown as a component of equity in the consolidated balance sheet.

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

Liquidity

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of business for the twelve month period following the date of these financials. However, we have incurred losses since inception and unless we receive FDA approval for pixantrone, we expect to generate losses from operations for at least the next couple of years due to research and development costs for pixantrone, OPAXIO and brostallicin. Our available cash and cash equivalents are $37.8 million as of December 31, 2009 and we also received gross proceeds of $30.0 million in January 2009 for the issuance of 30,000 shares of our Series 3 preferred stock and related warrants. If we receive FDA approval and have a successful commercial launch of pixantrone in the second quarter of 2010 and we are successful in exchanging or retiring our convertible notes due July 1, 2010, we expect to be cash flow positive in the fourth quarter of 2010. However, if we do not receive FDA approval but we are successful in exchanging our convertible notes due July 1, 2010, we expect that we will have sufficient cash to fund our planned operations only through the fourth quarter of 2010, which raises substantial doubt about our ability to continue as a going concern. We have achieved cost saving initiatives to reduce operating expenses, including the reduction of employees related to Zevalin operations and the closure of our operations in Italy as discussed in Note 6, Restructuring Activities, and we continue to seek additional areas for cost reductions. However, we will also need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, estimates include assumptions used in calculating stock-based compensation expense, our allocation of purchase price to acquired assets and liabilities, our liability for excess facilities, the useful lives of fixed assets, the fair value of our derivatives, calculating our tax provision and related valuation allowance, and determining potential impairment of goodwill and other intangible assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value.

Certain Risks and Concentrations

We are exposed to risks associated with foreign currency transactions to use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our euro-denominated assets and liabilities that remain in our Bresso branch will be affected by fluctuation in the value of the U.S. dollar as compared to the euro. We currently do not utilize forward exchange contracts or any type of hedging instruments to hedge foreign exchange risk as we believe our overall exposure is relatively limited.

If we are unable to obtain sufficient quantities of needed starting materials for the manufacture of our products in development from existing suppliers, or if we were unable to source these materials and services from other suppliers and manufacturers, certain research and development and sales activities may be delayed.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, see Note 16, Customer and Geographic Concentrations, for further concentration disclosure.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title has passed and delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Product sales are generally recorded upon shipment net of an allowance for estimated product returns and rebates. We analyze historical return patterns for our products in determining an appropriate estimate for returns allowance. We may need to adjust our estimates if actual results vary which could have an impact on our earnings in the period of adjustment. If customers have product acceptance rights or product return rights and we are unable to reasonably estimate returns related to that customer or market, we defer revenue recognition until such rights have expired. All product sales in 2008 and 2007 consisted of sales of Zevalin prior to the disposition of Zevalin to RIT Oncology in December 2008. Following the transfer of Zevalin, we no longer have a direct ownership in any commercial products generating product sales revenue.

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

For multiple element arrangements that had continuing performance obligations, we recognized contract, milestone or license fees together with any up-front payments over the term of the arrangement as we completed our performance obligation, unless the delivered technology had stand alone value to the customer and there was objective, reliable evidence of fair value of the undelivered element in the arrangement. Additionally, unless evidence suggested otherwise, revenue from consideration received was recognized on a straight-line basis over the expected term of the arrangement.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

Inventory is stated at the lower of cost or market. We determine cost based on the specific identification method. If the cost of the inventory exceeds the expected market value, we record a provision for the difference between the cost and the net realizable value. When required, an allowance for excess inventory that may expire and become unsaleable is recorded. All inventory was sold to RIT Oncology subsequent to its formation in December 2008.

Accounts Receivable

We analyze historical returns patterns for our products in determining an appropriate estimate for our returns allowance. This estimate is evaluated periodically and adjusted, if necessary. Actual returns are written off against the existing allowance. The allowance for doubtful accounts is based on estimates of losses related to customer receivable balances. We estimate the allowance based upon the age of the outstanding receivables and our historical experience of collections, adjusting for risk of loss for specific customer accounts. We periodically review the estimation process and made changes to the estimates as necessary. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

Our accounts receivable balance as of December 31, 2008 included trade receivables related to sales of Zevalin prior to the disposition of Zevalin to RIT Oncology in December 2008. This balance is net of an allowance for product returns totaling $0.1 million and, as customer payments had generally been made in a timely manner, no allowance for doubtful accounts related to our remaining accounts receivable balance was deemed necessary.

Research and Development Expenses

Research and development expenses include related salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon the completion of milestones or receipt of deliverables.

Acquired in-process research and development

For our transactions that occurred prior to December 31, 2008, based on accounting guidance then in effect for business combinations, costs to acquire in-process research and development, or IPRD, projects and technologies which have no alternative future use and which have not reached technological feasibility as of acquisition date were expensed as incurred. We have not had any business combination transactions subsequent to December 31, 2008.

Value Added Tax Receivable

Our European operations were subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is $6.3 million as of December 31, 2009 and 2008, of which $5.9 million and $6.2 million is included in other assets and $0.4 million and $0.1 million is included in prepaid expenses and other current assets as of December 31, 2009 and 2008, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessment for the year 2003 is €0.5 million, or approximately $0.8 million as of December 31, 2009, including interest and penalties. The assessment for the year 2005 is €5.5 million, or approximately $7.7 million as of December 31, 2009, including interest and penalties. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. As such, we have not booked an impairment to the carrying amount of our VAT receivable and we intend to vigorously defend ourselves against the assessment and have requested a dismissal on procedural grounds and merits of the case.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess, at the date of acquisition, of the purchase price of a business acquired over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is tested for impairment at least annually using a fair-value based, two-step test. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in fair value of the non-financial asset occurred (i.e. an impairment indicator). If goodwill is impaired it is written down; however, no impairment of goodwill has been found to date.

We conducted our annual impairment test and concluded that the fair value of our single reporting unit exceeded the carrying value of our net assets (i.e. step one of the impairment test) for the years ended December 31, 2009, 2008 and 2007.

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

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, we recorded certain intangible assets in connection with the acquisition of Zevalin. Developed and core technologies were being amortized over the terms of the patents related to such technologies of approximately 11.2 years based on a method of amortization that reflected the pattern in which the estimated economic benefit of the intangible assets were consumed. The manufacturing intangible asset was being amortized straight-line over the term of the supply agreement, which was approximately 6.5 years. In connection with the formation of RIT Oncology in December 2008, our intangible asset balances related to Zevalin were included in the disposition of Zevalin to RIT Oncology.

As of December 31, 2009 and 2008, we had no intangible asset balance remaining. The change in the value of other intangible assets for the years ended December 31, 2008 and 2007 is as follows:

	Developed and Core Technologies	Manufacturing Intangible Asset	Assembled Workforce
Balance as of December 31, 2006	$—	$—	$1,663
Increase due to acquisitions	11,306	3,712	68
Amortization	(28)	(16)	(869)
Increase due to exchange rate	—	—	121

Balance as of December 31, 2007	11,278	3,696	983
Increase due to acquisition cost adjustments	138	45	—
Amortization	(111)	(558)	(927)
Disposition of Zevalin to RIT Oncology	(11,305)	(3,183)	—
Decrease due to exchange rate	—	—	(56)

Balance as of December 31, 2008	$—	$—	$—

Advertising Costs

The costs of advertising are expensed as incurred. We incurred advertising costs of $1.0 million, $0.8 million and $0.6 million in 2009, 2008, and 2007 respectively.

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

Certain of our convertible senior notes include a feature that calls for make-whole payments upon conversion of these notes. These make-whole features along with the conversion options on the notes represent embedded derivatives that must be accounted for separately from the related debt securities except where our convertible senior notes are recorded entirely at fair value.

We have calculated the fair value of the derivatives related to our convertible notes using either a Monte Carlo simulation model or a discounted cash flow model. Changes in the estimated fair value of the derivative

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities related to the convertible senior notes are included in gain on derivative liabilities, net and will be remeasured at the end of each reporting period until the relevant feature expires or all of the relevant notes are converted or repurchased.

Other Financial Instruments

At December 31, 2009 and 2008, the carrying value of financial instruments such as receivables and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

The estimated fair values of our convertible notes are determined using a discounted cash flow modeling technique. The carrying values of our convertible notes are net of accretion of debt discount and changes in the fair value of derivative liabilities, if any. The carrying values of our convertible preferred stock were net of issuance costs and the proceeds which were allocated to stock warrants based on a relative market value approach.

The following is a summary of the estimated fair value of our convertible notes as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
10% convertible senior notes due 2011 common shareholders	$—	$21,810
9% convertible senior notes common shareholders	$—	$4,580
7.5% convertible senior notes common shareholders	$9,138	$27,308
6.75% convertible senior notes common shareholders	$—	$5,875
5.75% convertible senior notes common shareholders	$8,777	$16,728
4.0% convertible senior subordinated notes	$38,512	$46,375

We had no preferred stock outstanding as of December 31, 2009. The estimated fair value of our convertible preferred stock as of December 31, 2008 is as follows (in thousands):

Series A 3% convertible preferred stock common shareholders	$544
Series B 3% convertible preferred stock common shareholders	$5,024
Series C 3% convertible preferred stock common shareholders	$3,957
Series D 7% convertible preferred stock	$919

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our other comprehensive income or loss includes unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss consisted of the following (in thousands):

	2009	2008	2007
Net loss before noncontrolling interest	$(95,647)	$(180,155)	$(138,186)
Foreign currency translation loss	(601)	(3,801)	(2,807)
Net unrealized gain (loss) on securities available-for-sale	1	(4)	(13)

Comprehensive loss before noncontrolling interest	(96,247)	(183,960)	(141,006)
Noncontrolling interest	252	126	78

Comprehensive loss attributable to CTI	$(95,995)	$(183,834)	$(140,928)

Information regarding the components of accumulated other comprehensive loss is as follows (in thousands):

	2009	2008
Foreign currency translation adjustment	$(8,412)	$(7,811)
Net unrealized gain (loss) on securities available-for-sale	—	(1)

Total accumulated other comprehensive loss	$(8,412)	$(7,812)

New Accounting Standards

In June 2009, the FASB, issued the FASB Accounting Standards Codification, or Codification. All existing accounting standard documents were superseded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and we are using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these financial statements for the year ended December 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial position or results of operations.

In May 2009, the FASB issued a new accounting standard that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or are available to be issued. As codified in ASC 855, this standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through February 26, 2010, the issuance date of our financial statements (See Note 22, Subsequent Events).

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

We had no securities available-for-sale outstanding as of December 31, 2009. Securities available-for-sale consist of the following debt securities as of December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$600	—	(1)	$599

As of December 31, 2008 all securities available-for-sale had contractual maturities of less than one year. Gross realized gains and losses to date have not been material.

3.	Property and Equipment

Property and equipment are composed of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Furniture and office equipment	$11,970	$19,252
Leasehold improvements	3,277	6,512
Lab equipment	560	7,240

	15,807	33,004
Less: accumulated depreciation and amortization	(12,377)	(28,680)

	$3,430	$4,324

Depreciation expense of $1.8 million, $3.5 million and $4.1 million was recognized during 2009, 2008, and 2007, respectively.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Clinical and investigator-sponsored trial expense	$5,560	$8,293
Employee compensation and related expenses	4,113	5,920
Insurance financing and accrued interest expense	1,031	2,032
Legal expense	805	1,048
Manufacturing expense	651	2,662
Royalty and rebate expense	9	1,549
Deemed dividend on conversion of preferred stock	—	3,000
Settlement expense	—	2,595
Other	2,638	2,209

	$14,807	$29,308

5.	Contractual Arrangements and Commitments

Lease Agreements

Facilities

We lease our office and laboratory space under operating leases. Leases for our corporate office space contain an annual escalation clause of approximately 3% and the related rent expense is recognized on a straight-line basis over the term of the respective lease. In connection with a lease agreement, we have a $0.7 million irrevocable, unconditional standby letter of credit which is secured by a certificate of deposit classified in our consolidated balance sheet in other assets as of December 31, 2009 and 2008. Rent expense amounted to $3.4 million, $4.6 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense is net of sublease income and amounts offset to excess facilities charges (see Note 6, Restructuring Activities).

We entered into sublease agreements to sublet a portion of our facilities considered to be in excess of current requirements. These subleases expired in 2008 along with the related original lease. Total sublease rental income for fiscal years 2008 and 2007 was $0.1 million and $1.0 million, respectively, and was recorded as an offset to lease expense.

Future Minimum Lease Payments

Future minimum lease commitments for noncancelable operating leases at December 31, 2009 are as follows (in thousands):

Operating Leases
2010	$4,470
2011	4,426
2012	2,673
2013	179
2014	90
Thereafter	—

Total minimum lease commitments	$11,838

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008, we had a liability of $0.9 million and $1.1 million, respectively, in charges for excess facilities under our current operating leases in accordance with ASC 420, Exit or Disposal Obligations, or ASC 420 (see Note 6, Restructuring Activities).

6.	Restructuring Activities

Italian Operations

In September 2009, we closed our Bresso, Italy operations. These operations were used primarily for pre-clinical research and were underutilized due to our current focused business model on the development of late-stage compounds and their commercialization. We have recorded restructuring charges related to this closure as discussed further below in accordance with ASC 420.

Due to the restructuring of CTI and the need to focus on late stage development and commercialization, in May 2009, we entered into a severance agreement with the employee union of the Italian branch of CTI that worked in the area of preclinical research and early development. This severance agreement relates to a reduction in force of 56 positions and the closure of our Bresso, Italy facility. Employee separation costs associated with the reduction in force primarily relate to severance payments that we are paying over 42 months, with the majority of these payments made through the first 15 months. In addition, we have entered into separate severance/termination agreements with four of our Bresso-based directors and are also in the final stages of negotiating severance agreements for the remaining two directors that should be completed by the second quarter of 2010 and which have been accrued for as of December 31, 2009. For the year ended December 31, 2009, we recorded $2.6 million in employee termination benefits related to these Bresso employees and directors of which $1.5 million was unpaid and included in accrued expenses as of December 31, 2009. We may have adjustments to our employee termination benefit expense related to our estimate of amounts due under Italian labor laws. While we cannot predict additional amounts, if any, we do not expect to have material adjustments to this expense.

In connection with the closure of the Bresso operations, we had certain contract termination and clean-up charges related to the Bresso facility’s laboratories. For the year ended December 31, 2009 we recorded $1.5 million for these charges which was paid during 2009. We completed closure of the Bresso facility in September 2009.

We also had certain laboratory equipment related to the Bresso facility that we sold in connection with the closure of the facility. We recognized a $0.3 million gain on the sale of these assets which is included in restructuring charges and related gain on sale of assets, net for the year ended December 31, 2009.

Zevalin Operations

In connection with the sale of our 50% interest in RIT Oncology to Spectrum, we terminated certain employees directly and indirectly involved in the operations of Zevalin. During the first half of 2009, we terminated 24 Zevalin-related employees. We recorded employee separation costs of $0.1 million in accordance with ASC 420 for the year ended December 31, 2009 which is included in restructuring charges and related gain on sale of assets, net. All amounts have been paid as of December 31, 2009 and we do not expect to incur additional restructuring charges related to this transaction.

2005 Restructuring

During 2005, we reduced our workforce in the United States and Europe. In conjunction with this, we vacated a portion of our laboratory and office facilities and recorded excess facilities charges. Charges for excess

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities relate to our lease obligation for excess laboratory and office space in the United States that we vacated as a result of the restructuring plan. We recorded these restructuring charges when we ceased using this space. As of December 31, 2009 we had $0.9 million accrued related to excess facilities charges, of which $0.4 million was included in current portion of long-term obligations and $0.5 million of which was included in long-term obligations, less current portion. We will periodically evaluate our existing needs, the current and estimated future values of our subleases, and other future commitments to determine whether we should record additional excess facilities charges or adjustments to such charges.

The following table summarizes the changes in the liability for our 2005 restructuring activities during the years ended December 31, 2009 and 2008 (in thousands):

	Excess Facilities Liability	Employee Separation Liability
Balance at January 1, 2008	1,548	9
Adjustments	161	1
Payments	(581)	(10)

Balance at December 31, 2008	1,128	—
Adjustments	96	—
Payments	(370)	—

Balance at December 31, 2009	$854	$—

7.	Formation of Joint Venture

In December 2008, we closed our transaction with Spectrum to form a 50/50 owned joint venture, RIT Oncology, to commercialize and develop Zevalin in the United States. We originally acquired the U.S. rights to develop, market and sell Zevalin from Biogen Idec Inc., or Biogen, in December 2007. At the closing of the joint venture transaction, we contributed to RIT Oncology all assets exclusively related to Zevalin in exchange for a 50% membership interest in RIT Oncology, an initial payment from RIT Oncology of $7.5 million upon closing of the transaction and an additional payment of $7.5 million in early January 2009 as well as up to $15.0 million in product sales milestone payments upon RIT Oncology’s achievement of certain revenue targets. RIT Oncology also assumed from us all future liabilities and contingent milestone payments related to Zevalin. Also at closing, RIT Oncology issued to Spectrum a 50% membership interest in exchange for its capital contribution, a portion of which funded the purchase price paid to us by RIT Oncology, and we made an initial $1.8 million cash capital contribution. Due to the fact that we received cash for the assets contributed, in 2008 we recorded a one-time gain on sale of Zevalin of $9.4 million, based on the difference between the book value of our assets contributed and the fair value of these assets as recorded under the joint venture, net of transaction costs.

Under the terms of the amended and restated operating agreement for RIT Oncology, we held, among other rights, a sale option exercisable in our sole discretion to sell all of our membership interest in RIT Oncology to Spectrum for $18.0 million, subject to adjustments for any amounts owed between us and RIT Oncology at the time of such sale. In February 2009, we exercised this sale option and we completed the sale of our 50% interest in March 2009 for a renegotiated amount of $16.5 million. In addition, we agreed to forego our right to receive up to $15.0 million in product sales milestone payments. In connection with the sale we recorded a $10.2 million one-time gain on sale of investment in joint venture in 2009. This amount was based on the difference between the $16.5 million in gross proceeds and the $4.6 million book value of our investment in RIT Oncology at the time of sale. The amount is also net of $1.6 million in transaction costs which includes a $0.8 million consent fee to Biogen for the assignment to Spectrum of our security agreement and guarantee with Biogen.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $16.5 million in gross proceeds, we received an initial payment of $6.5 million and an additional $6.5 million in April 2009. The remaining $3.5 million, which was subject to adjustments as discussed above, was not released to us based on the outcome of an arbitration proceeding. We recorded $3.2 million in settlement expense related to this arbitration proceeding as discussed further in Note 20, Legal Proceedings.

8.	Long-term Obligations

Series B Unit Warrant Liability

As described in Note 9, Convertible Notes, a Series B Unit Warrant, or B Unit Warrant, was issued with our 13.5% notes and other financial instruments in April 2008. At issuance, the B Unit Warrant consisted of a warrant to purchase 67,500 units consisting of 12.5% convertible senior notes with an exercise price equal to $1,000 per unit and additional warrants to purchase common stock at an exercise price of $9.50 per share.

We determined that the B Unit Warrant was a liability instrument that is marked to fair value with changes in value recognized through earnings at each reporting period. At issuance, we estimated the fair value of the B Unit Warrant to be $21.3 million.

In June 2008, we entered into an Amendment to the Securities Purchase Agreement and Series B Unit Warrant with the holder, which provided for an increase in the interest rate of the convertible notes issuable upon exercise of the B Unit Warrant from 12.5% to 15% and also required $23.0 million of partial exercise of the B Unit Warrant. The amendment constituted a modification of terms and accordingly, the increase of $2.3 million in the fair value of the B Unit Warrant was expensed in the current period and is included in gain on derivative liabilities, net for the year ended December 31, 2008. Subsequent to the modification, $23.0 million of the B Unit Warrant was exercised by the holder, resulting in the issuance of $23.0 million aggregate principal amount of our 15% notes and additional warrants to purchase 1.5 million shares of common stock at an exercise price of $9.50 per share. The exercise of the B Unit Warrant resulted in a premium to our 15% notes of $3.8 million, which was recorded in equity.

In July 2008, we entered into a Second Amendment of Securities Purchase Agreement and Series B Unit Purchase Warrant, or Second Amendment, with the holder, which provided for an increase in the interest rate of the convertible notes issuable upon exercise of the B Unit Warrant from 15% to 18.33%. In addition, the July 2008 amendment also amended the exercise price of the warrants to purchase common stock issued in connection with the 13.5% notes and certain of the warrants to purchase common stock underlying the B Unit Warrant from $9.50 per share to $7.90 per share. The B Unit Warrant was also amended to increase its aggregate exercise price from $67.5 million to $112 million and to require the partial exercise in two closings of equal amounts of $22.25 million in July and August 2008. The remaining $44.5 million in aggregate exercise price could only be exercised by mutual agreement of the holder and us and was contingent on the satisfaction of certain regulatory requirements.

The modifications resulting from the Second Amendment also constituted a modification of terms and resulted in an increase to the fair value of the B Unit Warrant of $6.1 million which was expensed during the current period and is included in gain on derivative liabilities, net for the year ended December 31, 2008. These modifications were valued using Black-Scholes and Monte Carlo simulation models. The modification to the exercise price of the warrants to purchase common stock was valued using the Black Scholes option pricing model, which resulted in an increase to equity and additional discount to the notes of $0.4 million.

The estimated fair value of the derivative liability was adjusted quarterly for changes in the estimated market value. As of December 31, 2008, the remaining B Unit Warrant was estimated to have a fair value of $2.8 million. The net change in the estimated fair value of the B Unit Warrant for the year ended December 31, 2009 and 2008 was a gain of $2.8 million and $7.3 million and is included in gain on derivative liabilities, net. The B Unit Warrant expired in the second quarter of 2009.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term obligations

Long-term obligations consist of the following as of December 31 (in thousands):

	2009	2008
Accrued rent	$1,165	$1,415
Excess facilities liability	854	1,128
Employee defined benefit plan (see Note 14, Employee Benefit Plans)	583	899
Italian Regional Production Tax	528	—
European public loans	—	116
Other long-term obligations	43	106

	3,173	3,664
Less current portion	(1,312)	(757)

	$1,861	$2,907

As of December 31, 2009, maturities of the convertible senior and convertible senior subordinated notes as well as other long-term obligations listed above, excluding our liability for excess facilities, are as follows (in thousands):

Years Ending December 31,
2010	$41,320
2011	21,899
2012	601
2013	13
2014	13
Thereafter	—

$63,846

9.	Convertible Notes

The following table summarizes the changes in the principal balances of our convertible notes during the years ended December 31, 2009 and 2008 (in thousands):

	Balance at January 1, 2009	Converted	Exchanged, Extinguished or Repurchased	Balance at December 31, 2009
10% convertible senior notes due 2011	$18,000	$(18,000)	$—	$—
9% convertible senior notes	5,585	(5,250)	(335)	—
7.5% convertible senior notes	33,458	—	(23,208)	10,250
6.75% convertible senior notes	7,000	—	(7,000)	—
5.75% convertible senior notes	23,000	—	(12,087)	10,913
4.0% convertible senior subordinated notes	55,150	—	(14,787)	40,363

Total	$142,193	$(23,250)	$(57,417)	$61,526

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at January 1, 2008	Issued	Converted	Exchanged, Extinguished or Repurchased	Matured	Balance at December 31, 2008
18.33% convertible senior notes	$—	$44,500	$(28,250)	$(16,250)	$—	$—
15.5% convertible senior notes	—	14,211	(14,211)	—	—	—
15% convertible senior notes	—	23,000	—	(23,000)	—	—
13.5% convertible senior notes	—	45,118	(27,600)	(17,518)	—	—
10% convertible senior notes due 2011	—	32,651	(14,651)	—	—	18,000
10% convertible senior notes due 2012	—	9,000	(9,000)	—	—	—
9.66% convertible senior notes	—	24,700	(15,700)	(9,000)	—	—
9% convertible senior notes	—	51,655	(40,820)	(5,250)	—	5,585
7.5% convertible senior notes	33,458	—	—	—	—	33,458
6.75% convertible senior notes	7,000	—	—	—	—	7,000
5.75% convertible senior notes	23,250	—	(250)	—	—	23,000
5.75% convertible senior subordinated notes	16,907	—	—	(8,943)	(7,964)	—
5.75% convertible subordinated notes	2,910	—	—	(150)	(2,760)	—
4.0% convertible senior subordinated notes	55,150	—	—	—	—	55,150

Total	$138,675	$244,835	$(150,482)	$(80,111)	$(10,724)	$142,193

Issuances and Exchanges of Convertible Notes

4% and 6.75% Notes Exchange for Common Stock

In September 2009, we entered into an exchange agreement whereby $3.0 million of our 4% convertible senior subordinated notes, or 4% notes, $1.5 million of our 6.75% convertible senior subordinated notes, or 6.75% notes, and all accrued and unpaid interest related to these notes were exchanged for an aggregate of 3.3 million shares of our common stock. In connection with this exchange, we recorded a $0.2 million gain on exchange of convertible notes for the year ended December 31, 2009 which is net of transaction costs of $25,000. This gain did not materially change the per share net loss attributable to common shareholders.

Tender Offer

In June 2009, we completed exchange offers whereby we issued $134.50 cash and 458 shares of common stock in exchange for each $1,000 principal amount of convertible notes exchanged. The exchange offers were open to any and all of the $118.9 million balance of our convertible notes outstanding prior to exchange and the following principal amounts for each series of convertible notes were exchanged (in thousands):

Principal Amount Exchanged
4% convertible senior subordinated notes	$11,787
5.75% convertible senior notes	12,087
6.75% convertible senior notes	5,500
7.5% convertible senior notes	23,208
9% convertible senior notes	335

Total principal amount exchanged	$52,917

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the exchanges of these notes, we issued a total of $7.1 million in cash and 24.2 million shares of common stock and we recorded a $7.2 million gain on exchange of convertible notes for the year ended December 31, 2009 which decreased our net loss attributable to common shareholders by $0.02 per share. Total costs related to the transaction were $2.8 million and were allocated on a pro rata basis between common stock and gain on exchange of convertible notes based on the cash and common stock consideration issued.

10% Notes Due 2011 Exchanged for 15%, 18.33% and 9.66% Notes

In December 2008, we issued $32.7 million aggregate principal amount of our 10% convertible senior notes due 2011, or 10% notes due 2011, under a securities purchase agreement, pursuant to which we also repurchased, for a total repurchase price of $29.0 million, $4.8 million, $16.3 million and $9.0 million principal amounts of our 15%, 18.33% and 9.66% convertible senior notes, respectively, as well as related warrants to purchase 5.2 million shares of common stock. We recorded a loss on exchange of convertible notes of $3.7 million related to this exchange.

In connection with the repurchased notes, $12.6 million of funds were released from the escrow account established to pay the make-whole and interest payments on the repurchased notes. In addition, $9.8 million of the gross proceeds received was restricted and held in escrow to fund potential make-whole payments upon any conversion of the 10% Notes. The make-whole payments were equal to $300 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. As of December 31, 2008, restricted cash included $5.4 million related to cash held in escrow to fund the make-whole payments on these notes which was paid in 2009 upon their conversion.

At the issuance of the 10% notes due 2011 we recorded a derivative liability related to the embedded features on the notes. For the years ended December 31, 2009 and 2008, we recorded a gain of $4.4 million and $0.8 million, respectively, related to the change in the fair value of this derivative liability which was included in gain on derivative liabilities, net.

9.66% Notes Exchanged for 15% Notes

In October 2008, we issued $24.7 million aggregate principal amount of our 9.66% convertible senior notes, or 9.66% notes, under a securities purchase agreement. Additionally, in connection with this issuance, we repurchased $18.2 million of our 15% convertible senior notes, or 15% notes, and related warrants to purchase 1.2 million shares of common stock. We recorded a loss on exchange of convertible notes of $5.5 million related to this exchange.

In connection with the repurchase of the 15% notes, $8.2 million was released to us from the escrow account established to pay make-whole and interest payments on the 15% notes. In addition, $7.2 million of the gross proceeds received from the issuance of the 9.66% notes was placed into escrow to fund potential make-whole payments upon any conversion of these notes. The make-whole payments were equal to $289.80 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. As all of the 9.66% notes were converted or repurchased during 2008, there was no amount remaining in escrow related to the 9.66% notes as of December 31, 2008.

At the issuance of the 9.66% notes we recorded a derivative liability related to the embedded features on the notes. For the year ended December 31, 2008, we recorded a gain of $0.3 million related to the change in the fair value of this derivative liability which was included in gain on derivative liabilities, net.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuance of 10% Notes Due 2012 and 15.5% Notes and Conversion of Series C Preferred Stock

In September 2008, we issued $9.0 million aggregate principal amount of our 10% convertible senior notes due 2012, or 10% notes due 2012, under a securities purchase agreement. This agreement, as amended, also gave us the right, to require the holder of the 10% notes due 2012 to purchase an additional $14.2 million of 15.5% convertible senior notes, or 15.5% notes, which were also issued in September 2008. Of the $23.2 million in gross proceeds, $3.6 million and $8.8 million was place into escrow to fund potential make-whole payments upon any conversion of the 10% notes due 2012 and the 15.5% notes, respectively. The make-whole payments related to the 10% notes due 2012 and the 15.5% notes were $400 and $620, respectively, per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. As all of the 10% notes due 2012 and 15% notes were converted during 2008, there was no amount in remaining escrow related to these notes as of December 31, 2008.

In connection with the issuance of the 10% notes due 2012 and the 15.5% notes, the holder of these notes converted 2,000 shares of our Series C preferred stock into 51,280 shares of our common stock, induced by an aggregate cash payment of $300,000. We also paid to the holder of the notes and its affiliates $2.4 million in exchange for the prospective satisfaction of any final judgment which may ever be rendered on any and all claims for any relief whatsoever that have been alleged, or that could have been alleged, in our litigation with Enable Capital Management LLC, or Enable, the holder of the notes, as described further in Note 20, Legal Proceedings.

Since the holders of the Series C preferred stock had an option to redeem the stated value of their preferred stock for cash at any time after the two-year anniversary of the original issue date in July 2007, we concluded that the inducement of $300,000 was not representative of a sufficient inducement to Enable to convert their Series C preferred stock given the value underlying the common stock issued upon conversion. Accordingly, we allocated our total payment of $2.8 million and determined that $2.0 million and $0.8 million pertained to the inducement payment and the settlement payment and are recorded as deemed dividends on preferred stock and settlement expense, respectively.

At the issuance of the 10% notes due 2012 and the 15.5% notes we recorded derivative liabilities related to the embedded features on these notes. For the year ended December 31, 2008 we recorded a gain of $12.0 million related to the change in the fair value of the derivative liabilities which was included in gain on derivative liabilities, net.

18.33% Notes Exchanged for 13.5% Notes

In July and August 2008, we issued $44.5 million aggregate principal amount of our 18.33% convertible senior notes, or 18.33% notes, and warrants to purchase 2.8 million shares of common stock in connection with the exercise of the B Unit Warrant as described further in Note 8, Long-Term Obligations. The warrants were repurchased in connection with the issuance of our 10% notes due 2011 as discussed above. Additionally, we repurchased $17.5 million of our 13.5% convertible senior notes, or 13.5% notes, and related warrants to purchase 1.1 million shares of our common stock. We recorded a loss on exchange of convertible notes of $10.3 million related to this exchange.

In connection with the repurchase of the 13.5% notes, $6.5 million was released to us from the escrow account established to pay make-whole payments on the 13.5% notes. In addition, $24.5 million of the gross proceeds received from the issuance of the 18.33% notes was placed into escrow to fund potential make-whole payments upon any conversion of these notes. The make-whole payments were equal to $549.9 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. As all of the 18.33 % notes were converted or repurchased during 2008, there was no amount remaining in escrow related to the 18.33% notes as of December 31, 2008.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the issuance of the 18.33% notes, we recorded a derivative liability related to the embedded features on the notes. For the year ended December 31, 2008, we recorded a gain of $6.9 million related to the change in the fair value of this derivative liability which was included in gain on derivative liabilities, net.

Issuance of 15% Notes

In June 2008, we issued $23.0 million aggregate principal amount of our 15% notes and warrants to purchase 1.5 million shares of common stock in connection with the exercise of the B Unit Warrant, as described further in Note 8, Long-Term Obligations. The warrants were repurchased in connection with the issuances of our 9.66% notes and our 10% notes due 2011 as discussed above.

Of the $23.0 million in gross proceeds, $10.4 million was placed into escrow to fund potential make-whole payments upon any conversion of the 15% notes. The make-whole payments were equal to $450 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. As all of the 15% notes were repurchased during 2008, there was no amount remaining in escrow related to the 15% notes as of December 31, 2008.

At the issuance of the 15% notes, we recorded a derivative liability related to the conversion option of the notes. For the year ended December 31, 2008, we recorded a gain of $4.6 million related to the change in the fair value of this derivative liability which was included in gain on derivative liabilities, net.

13.5% Notes Exchanged for 9% Notes

In April 2008, we issued $36.0 million aggregate principal amount of our 13.5% convertible senior notes, or 13.5% notes, and $9.0 million aggregate principal amount of our Series E 13.5% convertible exchangeable preferred stock, or Series E preferred stock, which was subsequently exchanged for our 13.5% notes as described below. We also issued warrants to purchase 2.8 million shares of common stock which were repurchased in connection with the issuance of our 18.33% notes and our 10% notes due 2011 as discussed above. In addition, we issued the B Unit Warrant as discussed further in Note 8, Long-Term Obligations. All of these securities were issued to a single institutional investor for gross proceeds of $64.6 million. Additionally, we repurchased $5.3 million aggregate principal of our 9% convertible senior notes, or 9% notes, and related warrants. We recorded a loss on exchange of convertible notes of $3.3 million related to this exchange.

In connection with the issuance of securities, $36.5 million of the proceeds was placed into escrow to fund potential make-whole payments upon any conversion of the 13.5% notes. The make-whole payments were equal to $810 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. As all of the 13.5% notes were converted or repurchased during 2008, there was no amount in escrow related to the 13.5% notes remaining as of December 31, 2008.

At the issuance of the 13.5% notes, we recorded a derivative liability related to the embedded features on the notes. For the year ended December 31, 2008, we recorded a gain of $22.3 million related to the change in the fair value of this derivative liability which was included in gain on derivative liabilities, net.

In June 2008, all of our Series E preferred stock and its accrued and unpaid dividend was exchanged by the holder for an additional $9.1 million aggregate principal amount of our 13.5% notes. Upon issuance of the Series E preferred stock, we recorded a beneficial conversion feature charge of $1.1 million related to the conversion price for the Series E preferred stock. The resulting discount was fully recognized as a dividend through the date of the Series E preferred stock exchange and included in deemed dividends on preferred stock.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuance of 9% Notes and Induced Conversion of Preferred Stock

In March 2008, we issued $51.7 million aggregate principal amount of our 9% notes and warrants to purchase an additional 0.7 million shares of common stock at an exercise price of $14.10 per share. Additionally, in connection with the issuance, certain existing holders of our Series A, B, C and D convertible preferred stock converted their shares of preferred stock into 0.4 million shares of common stock, induced by an aggregate cash payment of $16.2 million which we recorded as deemed dividends on preferred stock.

In connection with the issuance of the 9% notes, $13.9 million of the gross proceeds received was placed into escrow for a period of one year to fund make-whole payments upon any conversion of these notes. The make-whole payments were equal to $270 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date. As of December 31, 2008, restricted cash included $1.2 million related to cash held in escrow to fund the make-whole payments on these notes which was released to us in March 2009 upon the one-year anniversary of the issuance of the 9% notes.

At the issuance of the 9% notes we recorded a derivative liability related to the embedded features on the notes. For the year ended December 31, 2008, we recorded a gain of $12.0 million related to the change in the fair value of this derivative liability which was included in gain on derivative liabilities, net. At December 31, 2008, the fair value of the derivative liability was less than $1,000 and, consequently, the gain on derivative liabilities, net for the year ended December 31, 2009 was minimal.

The warrants issued in connection with the 9% were exercisable on July 2, 2008 and expire on the third anniversary of this date. Less than 0.1 million of these warrants were repurchased in connection with the issuance of our 13.5% notes as discussed above and, as no warrants have been exercised, there are 0.7 million warrants still outstanding as of December 31, 2009.

Exchanges of 5.75% Notes

In February 2008, $8.9 million of our 5.75% convertible senior subordinated notes and $150,000 of our 5.75% convertible subordinated notes were cancelled in exchanged for 0.7 million and 11,000 shares of our common stock, respectively. We recorded a loss on exchange of convertible notes of $2.3 million related to this exchange.

In December 2007, we issued $23.3 million aggregate principal amount of our 5.75% convertible senior notes, or 5.75% notes, and 0.5 million shares of our common stock in exchange for $10.5 million of our 5.75% convertible senior subordinated notes and $25.6 million of our 5.75% convertible subordinated notes. We recorded a loss on exchange of convertible notes of $1.0 million related to this exchange.

Notes Outstanding as of December 31, 2009

7.5% Convertible Senior Notes

Our 7.5% convertible senior notes, or 7.5% notes, are due April 30, 2011 with interest payable semi-annually in April and October. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at a conversion rate of 11.963 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $83.59 per share. On or after April 30, 2009, we have the option to redeem all of the notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest up to but not including the redemption date. Subject to certain conditions, the notes will automatically convert if, at any time after June 26, 2006 and prior to maturity, the closing price per share of our common stock has exceeded 125% of the conversion price then in effect for at least

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20 trading days within any 30-consecutive trading day period. In addition, upon certain non-stock changes in control, the holder can require us to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date. Upon any automatic conversion of the notes, or if the holder exercises their right to require us to repurchase notes in connection with a non-stock change of control, we will pay the holder of the notes a make-whole interest payment equal to $225 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date.

The interest make-whole provision, along with the conversion option of the 7.5% notes, represents an embedded derivative which is required to be accounted for separate from the underlying notes and was recorded as a derivative liability and a discount to the carrying value of the notes. The resulting discount to the notes is being accreted over the life of the notes as additional interest expense using the effective interest method. The estimated fair value of the derivative liability is adjusted quarterly for changes in the estimated market value. The change in the estimated fair value for the year ended December 31, 2007 was $3.6 million and is included in gain on derivative liabilities, net. As of December 31, 2007, no value was assigned to the fair value of the derivative liability; therefore, there was no change in the estimated fair value for the years ended December 31, 2009 and 2008.

5.75% Convertible Senior Notes

Our 5.75% notes are due December 15, 2011 with interest payable semi-annually in June and December. The notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at a conversion rate of 33.3333 shares of common stock per $1,000 principal amount of the notes, which is subject to adjustments in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $30.00 per share. On or after December 15, 2009, we have the option to redeem all of the notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest up to but not including the redemption date. Subject to certain conditions, the notes will automatically convert if, at any time after December 15, 2009 and prior to maturity, the closing price per share of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period. Upon a change in control, the holder can require us to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest and any other amounts due up to, but not including, the repurchase date. In addition, upon any of these occurrences (redemption, automatic conversion, or repurchase) we will pay the holder of the notes a make-whole interest payment equal to $115 per $1,000 principal amount of the notes so converted, less any interest paid on such notes prior to the conversion date.

4% Convertible Senior Notes

Our 4% notes are due July 1, 2010 with interest payable semi-annually in January and July. The 4% notes are convertible, at the option of the holder, into shares of our common stock at any time prior to maturity, redemption or repurchase at an initial conversion rate of 1.85185 shares of common stock per $1,000 principal amount of notes, which is subject to adjustment in certain circumstances. This conversion rate is equivalent to a conversion price of approximately $540.00 per share. Prior to maturity, we may redeem the notes upon certain conditions, the most significant of which is that the closing price of our common stock must exceed 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. Upon such redemption, we would make an additional payment of $280.00 per $1,000 note, less any interest previously paid on the notes. The holder may elect to convert their notes prior to any such redemption.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Preferred Stock

Series A 3% Convertible Preferred Stock

In February 2007, we issued 20,000 shares of our Series A 3% Convertible Preferred Stock, or Series A preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series A preferred stock was convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which was $1,000 per share, by the conversion price of $66.90.

The holders of Series A preferred stock had the right to require us to redeem all or a portion of the shares of Series A preferred stock, payable in common stock, upon the occurrence of certain triggering events for a redemption amount equal to the greater of (a) 130% of the stated value or (b) the product of (1) the volume weighted average price of the common stock on the trading day preceding the conversion and (2) the stated value divided by the conversion price; plus all accrued and unpaid dividends or other payments on such shares. In addition, at any time after the two-year anniversary of the original issue date, holders of Series A preferred stock had the right to require us to redeem any of their outstanding shares of Series A preferred stock for cash at the stated value plus any accrued but unpaid dividends or other payments due on the shares being redeemed. The initial stated value of the Series A preferred stock is $1,000 per share. Based on these redemption features, we have classified these shares as mezzanine equity.

We calculated a beneficial conversion feature charge related to the conversion price for the preferred stock to common stock of $2.6 million. As the Series A preferred stock could be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in deemed dividends on preferred stock in determining the net loss attributable to common shareholders in 2007.

In connection with the Series A preferred stock issuance, we issued warrants to purchase an additional 0.1 million shares of our common stock at an exercise price of $64.40 per share. The warrants became exercisable in April 2007 and terminated in April 2009.

During 2007, 13,150 shares of Series A preferred stock were converted into 0.2 million shares of common stock.

During 2008, 6,300 shares of Series A preferred stock were converted into 0.1 million shares of our common stock in connection with the issuance of our 9% convertible senior notes as discussed further in Note 9, Convertible Notes.

During 2009, 250 shares of Series A preferred stock were exchanged for $0.1 million and 4.0 million shares of our common stock in connection with our litigation with RHP Master Fund, Ltd, or RHP, as discussed further in Note 20, Legal Proceedings. In connection with this exchange, we recorded $0.3 million as deemed dividends on preferred stock and $0.2 million as settlement expense. Also during 2009, 100 shares of Series A preferred stock and related warrants to purchase 747 shares of our common stock were exchanged for 0.3 million shares of our common stock and we recorded $0.1 million as deemed dividends on preferred stock. We also exchanged 200 shares of our Series A preferred stock for shares of our Series F preferred stock in 2009 as discussed further below.

As of December 31, 2009, all of our Series A preferred stock had been converted or exchanged as discussed above.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series B 3% Convertible Preferred Stock

In April 2007, we issued 37,200 shares of our Series B 3% convertible preferred stock, or Series B preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series B preferred stock was convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which was $1,000 per share, by the conversion price of $67.30. The holders of Series B preferred stock had the same redemption rights as the holders of the Series A preferred stock, therefore, we have classified these shares as mezzanine equity.

We calculated a beneficial conversion feature charge related to the conversion price for the Series B preferred stock to common stock of $1.8 million. As the Series B preferred stock could be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in deemed dividends on preferred stock in determining the net loss attributable to common shareholders in 2007.

In connection with the Series B preferred stock issuance, we issued warrants to purchase an additional 0.3 million shares of our common stock at an exercise price of $64.80 per share. The warrants became exercisable in October 2007 and terminated in October 2009.

During 2007, 21,820 shares of Series B preferred stock were converted into 0.3 million shares of common stock.

During 2008, 10,162 shares of Series B preferred stock were converted into 0.2 million shares of our common stock in connection with the issuance of our 9% convertible senior notes as discussed further in Note 9, Convertible Notes.

During 2009, 3,000 shares of Series B preferred stock were converted into 44,576 shares of our common stock in connection with our litigation settlement with Tang Capital Partners LP, or Tang, as discussed further in Note 20, Legal Proceedings. In connection with this conversion and related litigation, $3.0 million of our payment to Tang was recorded as deemed dividends on preferred stock during 2008 and was included in accrued liabilities as of December 31, 2008. Also during 2009, 2,218 shares of Series B preferred stock were exchanged for shares of our Series F convertible preferred stock, or Series F preferred stock, as discussed further below.

As of December 31, 2009, all of our Series B preferred stock had been converted or exchanged as discussed above.

Series C 3% Convertible Preferred Stock

In July 2007, we issued 20,250 shares of our Series C 3% convertible preferred stock, or Series C preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 3%, payable quarterly. The Series C preferred stock was convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which was $1,000 per share, by the conversion price of $39.00. The holders of Series C preferred stock had the same redemption rights as the holders of the Series A preferred stock, therefore, we have classified these shares as mezzanine equity.

We calculated a beneficial conversion feature charge related to the conversion price for the Series C preferred stock to common stock of $3.9 million. As the Series C preferred stock could be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in deemed dividends on preferred stock in determining the net loss attributable to common shareholders in 2007.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Series C preferred stock issuance, we issued warrants to purchase an additional 0.3 million shares of our common stock at an exercise price of $45.30 per share. The warrants became exercisable in January 2008. No warrants were exercised as of December 31, 2009 and they expired in January 2010.

During 2007, 11,966 shares of Series C preferred stock were converted into 0.3 million shares of common stock.

During 2008, 2,000 shares of Series C preferred stock were converted into 51,282 share of our common stock in connection with the issuance of our 9% convertible senior notes as discussed further in Note 9, Convertible Notes. An additional 2,000 shares of Series C preferred stock were converted into 51,280 shares of our common stock in connection with the issuance of our 15.5% and 10% convertible senior notes which is also discussed further in Note 9, Convertible Notes.

During 2009, 4,284 shares of Series C preferred stock were exchanged for shares of our Series F preferred stock as discussed further below.

As of December 31, 2009, all of our Series C preferred stock had been converted or exchanged as discussed above.

Series D 7% Convertible Preferred Stock

In December 2007, we issued 6,500 shares of our Series D 7% convertible preferred stock, or Series D preferred stock, in a registered offering at an issue price of $1,000 per share with an annual dividend rate of 7%, payable quarterly. The Series D preferred stock was convertible at any time into a number of shares of our common stock determined by dividing the stated value of the preferred stock to be converted, which was $1,000 per share, by the conversion price of $26.13. The holders of Series D preferred stock have the same redemption rights as the holders of the Series A preferred stock, therefore, we have classified these shares as mezzanine equity.

We calculated a beneficial conversion feature charge related to the conversion price for the Series D preferred stock to common stock of $1.2 million. As the Series D preferred stock could be converted immediately, the amount of the beneficial conversion feature was immediately accreted and resulted in a deemed dividend. This charge was recorded as a dividend expense included in deemed dividends on preferred stock in determining the net loss attributable to common shareholders in 2007.

In connection with the Series D preferred stock issuance, we issued warrants to purchase an additional 0.1 million shares of our common stock at an exercise price of $25.50 per share. The warrants became exercisable on June 3, 2008 and will terminate two years from that date. No warrants had been exercised as of December 31, 2009.

During 2007, 2,500 shares of Series D preferred stock were converted into 0.1 million shares of common stock.

During 2008, 3,000 shares of Series D preferred stock were converted into 0.1 million shares of our common stock in connection with the issuance of our 9% convertible senior notes as discussed further in Note 9, Convertible Notes.

In 2009, 1,000 shares of Series D preferred stock and related warrants to purchase 19,138 shares of our common stock were exchanged for 3.5 million shares of our common stock and we recorded $1.1 million as deemed dividends on preferred stock.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, all of our Series D preferred stock had been converted or exchanged as discussed above.

Series F Convertible Preferred Stock

In February 2009, we issued 6,702 shares of our Series F preferred stock in exchange for shares of our Series A, B and C convertible preferred stock as discussed above. The Series F preferred stock had no fixed dividend rate and was convertible into a number of shares of our common stock determined by dividing the state value of the preferred stock to be converted, which was $1,000 per share, by the conversion price of $0.14. In connection with this exchange, we recorded a gain on restructuring of preferred stock of $2.1 million which did not materially change our net loss attributable to common shareholders for the year ended December 31, 2009.

During 2009, all 6,702 shares of Series F preferred stock were converted into 47.9 million shares of our common stock.

Series 1 Convertible Preferred Stock

In April 2009, we issued the following in a registered offering: (a) 15,000 shares of our Series 1 convertible preferred stock, or Series 1 preferred stock, convertible into 50.0 million shares of our common stock at a conversion price of $0.30 per share for a purchase price of $1,000 per share of Series 1 preferred stock and warrants described as follows, (b) Class A warrants to purchase an additional 9.2 million shares of our common stock at an exercise price of $0.41 per share and (c) Class B warrants to purchase an additional 13.3 million shares of our common stock at an exercise price of $0.41 per share. In addition, the original holder of the Series 1 preferred stock had the right to purchase up to 5,000 additional shares of Series 1 preferred stock at $1,000 per share within 60 days of April 13, 2009. The transaction closed on April 13, 2009 and we received gross proceeds of $15.0 million. Issuance costs related to this transaction were $1.5 million, which included $0.2 million related to the placement agent warrants as discussed below.

The Class A warrants were immediately exercisable and the Class B warrants were exercisable six months and one day after the date of issuance. The Class A and B warrants terminate on the fifth anniversary of the date upon which such warrants become exercisable. As the Class A and Class B warrants include a redemption feature that may be triggered upon certain liquidation events that are outside of our control, we classified these warrants as mezzanine equity. We estimated the fair value of the Class A and B warrants using the Black-Scholes pricing model and allocated $1.5 million and $1.9 million of the $15.0 million gross proceeds to the Class A and Class B warrants, respectively.

In April 2009, the original holder exercised the right to purchase the additional 5,000 shares of Series 1 preferred stock as discussed above and we received and additional $5.0 million in gross proceeds.

For the year ended December 31, 2009, we recognized $8.2 million in deemed dividends on preferred stock related to the above transactions, including $3.4 million resulting from the allocation of net proceeds to the Class A and B warrants and $4.9 million related to the beneficial conversion feature on the 20,000 shares of Series 1 preferred stock as the stock is convertible immediately.

In connection with this offering, we also issued warrants to purchase 1.0 million shares of our common stock to the placement agent which are classified as mezzanine equity due to the same redemption feature of the Class A and B warrants as described above. The warrants were estimated to have a fair value of $0.2 million using the Black-Scholes pricing model. These warrants have an exercise price of $0.45 per share, became exercisable in October 2009 and expire in October 2014. As of December 31, 2009, these warrants had not been exercised.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, all 20,000 shares of Series 1 preferred stock issued were converted in 66.7 million shares of our common stock. Additionally, in May 2009, all of the Class A warrants were exercised for 9.2 million shares of our common stock and we received gross proceeds of $3.8 million. In October 2009, the Class B warrants were partially exercised for 10.4 million shares of our common stock and we received gross proceeds of $4.3 million. As of December 31, 2009, Class B warrants to purchase 2.9 million shares of common stock are outstanding.

Series 2 Convertible Preferred Stock

In August 2009, we issued 30,000 shares of our Series 2 convertible preferred stock, or Series 2 preferred stock, which was convertible into 18.9 million shares of our common stock and warrants to purchase up to 4.7 million shares of our common stock for gross proceeds of $30.0 million. Issuance costs related to this transaction were $2.2 million, including $0.6 million related to the placement agent warrants as discussed below.

Each share of Series 2 preferred stock was convertible into our common stock, at the option of the holder, at a conversion price of $1.59125 per share. The warrants have an exercise price of $1.70 per share of our common stock, are exercisable immediately upon issuance and expire nine months after the date of issuance. No warrants had been exercised as of December 31, 2009.

For the year ended December 31, 2009, we recognized $13.8 million in deemed dividends on preferred stock related to this transaction. This includes $5.5 million resulting from the allocation of net proceeds to the fair value of the warrants which was estimated using the Black-Scholes pricing model and $8.3 million related to the beneficial conversion feature on the 30,000 shares of our Series 2 preferred stock as the stock was convertible immediately.

In connection with this offering, we issued warrants to purchase 0.6 million shares of our common stock to the placement agent which were estimated to have a fair value of $0.6 million using the Black-Scholes pricing model. These warrants have an exercise price of $1.989 per share, are exercisable immediately upon issuance and expire nine months after the date of issuance. No warrants had been exercised as of December 31, 2009.

In August 2009, all 30,000 shares of our Series 2 preferred stock were converted into 18.9 million shares of our common stock.

11.	Common Stock

In July 2009, we issued 33.7 million shares of our common stock and warrants to purchase up to 8.4 million shares of our common stock in a public offering for gross proceeds of $43.9 million. The purchase price for each share of our common stock and warrant to purchase 0.25 shares of our common stock was $1.30. Each warrant to purchase a share of our common stock has an exercise price of $1.70, is exercisable immediately upon the date of issuance and expires nine months thereafter. In connection with this offering we issued a warrant to purchase up to 0.6 million shares of our common stock at an exercise price of $1.70 per share to the underwriter of the offering. This warrant is exercisable commencing on the date six months from the issuance date and expires five years from the closing date of the offering. We also issued a warrant to purchase up to 0.3 million shares of our common stock at an exercise price of $1.56 per share for certain financial advisory services related to the offering. This warrant is exercisable beginning in January 2010 and expires in April 2010. No warrants issued in connection with this offering had been exercised as of December 31, 2009. Issuance costs related to this offering were $4.4 million, which include $0.9 million related to the fair value of placement agent warrants and warrants granted for financial advisory services which were estimated using a Black-Scholes pricing model.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, we entered into a securities purchase agreement pursuant to which we issued 16.0 million shares of our common stock and warrants to purchase up to 4.8 million shares of common stock in a registered offering. Each warrant to purchase shares of common stock has an exercise price of $1.40 per share, is immediately exercisable and terminates on May 11, 2014. The purchase price for one share of common stock and a warrant exercisable for 0.30 shares of common stock was $1.25 and we received gross proceeds of $20.0 million. In connection with this offering, we also issued warrants to purchase 0.3 million shares of our common stock to the placement agent. These warrants have an exercise price of $1.56 per share, are exercisable in November 2009 and expire in November 2014. No warrants issued in connection with this offering had been exercised as of December 31, 2009. Issuance costs related to this common stock offering were $1.5 million which included $0.4 million related to the fair value of the placement agent warrants which were estimated using a Black-Scholes pricing model.

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of December 31, 2009:

Convertible senior notes	486,386
Convertible senior subordinated notes	74,746
Equity incentive plans	36,700,675
Common stock warrants	24,793,070
Employee stock purchase plan	1,474,591
Restricted share rights	391

63,529,859

12.	Significant Agreements

Collaboration, Licensing and Milestone Agreements

PG-TXL Company, L.P.    We have an agreement with PG-TXL Company, L.P, or PG-TXL, which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. Under the terms of the agreement, we acquired the rights to the research, development, manufacture, marketing and sale of anti-cancer drugs developed using this polymer technology. We are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones and we could be obligated to make payments of up to $14.4 million in the future if additional milestones are met.

Gynecologic Oncology Group.    We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. Under this agreement we are required to pay up to $5.1 million in additional milestone payments related to the trial of which $1.6 million may become due in the first quarter of 2010 based on patient enrollment.

Acquisition of Systems Medicine, Inc.    In connection with our acquisition of Systems Medicine, Inc., or SMI, we were required to pay its stockholders a maximum of $15.0 million in additional consideration (payable in cash or stock at our election, subject to certain NASDAQ limitations on the issuance of stock) upon the achievement of certain FDA regulatory milestones for brostallicin. In August 2009, we entered into an amended agreement under which these milestone payments were replaced by an immediate substitute payment of $6.0 million payable in shares of our common stock subject to certain conditions, including required shareholder approval. If the conditions were not satisfied, we would have been required to pay SMI stockholders $5.0 million cash in lieu of the $6.0 million shares of our common stock. In October 2009, our shareholders approved the issuance of $6.0 million shares of our common stock and we issued 5.6 million shares of common stock to the SMI stockholders.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Novartis International Pharmaceutical Ltd.    In September 2006, we entered into an exclusive worldwide licensing agreement with Novartis International Pharmaceutical Ltd., or Novartis, for the development and commercialization of OPAXIO. If Novartis elects to participate in the commercialization and development of OPAXIO, total product registration and sales milestones due from Novartis for OPAXIO under the agreement could reach up to $270 million. The agreement also provides Novartis with an option to develop and commercialize pixantrone based on agreed terms. If Novartis exercises its option on pixantrone under certain conditions and we are to negotiate a definitive agreement with Novartis, Novartis would pay CTI a $7.5 million license fee, up to $104 million in registration and sales related milestones and a royalty on pixantrone worldwide net sales as well as reimbursement for certain expenses. As of December 31, 2009, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to participate in the development and commercialization of pixantrone or OPAXIO

Financing Agreement

In June 2006, we entered into a Step-Up Equity Financing Agreement, as amended in December 2006, with Société Générale. Subject to certain conditions, the agreement allowed us to issue to Société Générale shares of our common stock in a series of tranches over a period of 24 months beginning in January 2007 and terminating in January 2009. Under the agreement, we could issue up to €45 million worth of our common stock based on a pre-determined formula with the right to increase the total amount of all issuances to up to €60 million. Any issuance of our common stock pursuant to this agreement was at our election and we were not required to issue any common stock.

In January 2008, we sold 80,000 shares to Société Générale under this agreement in a registered offering at an issue price of €10.70, or approximately $15.90, per share and we received gross proceeds of $1.3 million. Net proceeds from the issuance were $1.2 million.

In June 2008, we received notice from counsel for Société Générale asserting that the agreement was terminated by Société Générale effective June 6, 2008 on the basis that the going concern statement included in our Annual Report on Form 10-K, as well as the notice we received from NASDAQ on April 16, 2008 regarding our failure to comply with the minimum price requirements under the listing requirements of the NASDAQ Global Market, constituted a material adverse change under the agreement, permitting Société Générale to terminate the agreement. Upon receipt of this notice, we wrote-off capitalized offering costs of $2.4 million, including costs associated with this agreement as well as costs related to the Italian Listing Prospectus that was published in January 2008 as an Italian regulatory requirement to issue shares under this agreement. These amounts were expensed during 2008 due to significant uncertainty regarding our ability to pursue further financings under the agreement and were included in write-off of financing arrangement costs for the year ended December 31, 2008.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Line of Credit

In July 2008, we entered into a Securities Purchase Agreement with Midsummer Investment, Ltd., or Midsummer. Pursuant to the purchase agreement, we issued to Midsummer a warrant to purchase up to the lesser of $12.0 million in shares of our common stock or the number of shares of common stock equal to 19.9% of our outstanding common stock on July 29, 2008 (or 2.8 million shares), in order to effectuate an equity line of credit relationship. Under the agreement, as amended in August 2008, following a commencement notice by us, Midsummer was obliged (subject to customary conditions applicable to each respective closing) to exercise the warrant every three trading days for an amount of stock measured by a formula based on the trading volume of our common stock on the Milan stock exchange, or MTA, during the three trading days prior to the closing date, or the pricing period, with the issuance amount for each pricing period equal to the sum for the three prior trading days of 15% of our trading volume on the MTA for each respective trading day. We were able to suspend exercises of the warrant at our discretion and could reactivate the equity line of credit following any such suspension until the warrant had been exercised in full. The price per share for each such issuance was 85% of the volume weighted average price of our shares on the MTA for the pricing period.

Pursuant to the purchase agreement, we were deemed to have issued a commencement notice upon the signing of the purchase agreement such that the first closing date under the agreement was August 4, 2008. Under the terms of the deemed commencement notice, additional closings occurred every three trading days until August 26, 2008 at which point we suspended exercises of the warrant.

During the year ended December 31, 2008, we issued 1.5 million shares and received $4.0 million in gross proceeds under this agreement. In December 2008, $0.5 million in costs associated with the equity line of credit were expensed to write-off of financing arrangement costs based on our plans to terminate the agreement which occurred in March 2009 by mutual agreement with Midsummer.

Other Significant Agreements

We have several agreements with clinical research organizations, third party manufacturers, and distributors which have a duration greater than one year for the development of our products.

13.	Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense for all stock-based payment awards made to employees and directors is measured based on the grant-date fair value estimated in accordance with generally accepted accounting principles for stock-based compensation. We recognized stock-based compensation using the straight-line single-award method based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based awards that do not include market-based conditions, we record stock-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

Stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $24.9 million, $4.0 million and $1.6 million, which consisted of $23.2 million, $3.3 million and $0.7 million of stock-based compensation expense related to restricted stock and $0.4 million, $0.7 million and $0.9 million of

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation expense related to employee stock options and employee stock purchases, respectively. Stock-based compensation expense for the year ended December 31, 2009 also consisted of $1.3 million related to our December 2009 performance awards; no such expense was recorded for the years ended December 31, 2008 and 2007.

The following table summarizes stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, which was allocated as follows (in thousands):

	2009	2008	2007
Research and development	$3,281	$1,249	$772
Selling, general and administrative	21,656	2,746	816

Stock-based compensation expense included in operating expenses	$24,937	$3,995	$1,588

Employee stock-based compensation had a $24.9 million, $4.0 million and $1.6 million effect on our net loss attributable to common shareholders and a $(0.05), $(0.14) and $(0.35) effect on basic and diluted net loss per common share for the years ended December 31, 2009, 2008 and 2007, respectively. It had no effect on cash flows from operations or financing activities for the periods presented; however, during 2009 we repurchased shares of our common stock totaling $6.4 million for cash in connection with the vesting of employee restricted stock awards based on taxes owed by employees due to the vesting of the awards.

As of December 31, 2009, the total remaining unrecognized compensation cost related unvested stock options and restricted stock amounted to $3.5 million, which will be recognized over the weighted-average remaining requisite service period of 1.35 years. In addition, we have unrecognized compensation cost related to our December 2009 performance awards as discussed further below. The unrecognized compensation cost related to unvested options and restricted stock does not include the cost related 3.2 million performance-based restricted stock awards granted in December 2009 with a grant-date fair value of $3.8 million which, as of December 31, 2009, had not been deemed probable of achievement. This amount also excludes 48,000 shares of performance-based restricted stock awards granted in December 2007 with a grant date fair value of $0.9 million which have been deemed improbable of achievement. As of December 31, 2009, we have not recognized any expense related to either of these performance-based award grants. In addition, unvested stock-based compensation expense excludes the fair value of 275,000 restricted stock awards and 152,000 options granted to external consultants as the fair value is periodically remeasured as discussed below.

For the years ended December 31, 2009, 2008 and 2007, no tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Stock Plan

Pursuant to our 2007 Equity Incentive Plan, as amended and restated in August 2009, or the Plan, we may grant the following types of incentive awards: (1) stock options, including incentive stock options and nonqualified stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units and (5) cash awards. The Plan is administered by the Compensation Committee of the Board of Directors which has the discretion to determine which employees, consultants and directors shall be granted incentive awards. Options are typically exercisable ratably over a four-year period commencing one year from the date of grant, and expire not more than 10 years from the date of grant. As of December 31, 2009, 36.1 million shares of common stock were available for future grants under the Plan. However, assuming the performance goals underlying the December 2009 performance awards (as discussed below) had been achieved as of December 31, 2009, there would have been no shares of common stock remaining for future grants under the Plan.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Fair value for employee stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rates	1.4%	2.8%	3.9%
Expected dividend yield	None	None	None
Expected life (in years)	2.8	2.7	3.0
Volatility	88%	79%	76%

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

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. As we also recognize compensation expense for only the portion of options expected to vest, we apply estimated forfeiture rates that we derive from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarized stock option activity for all of the stock option plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding January 1, 2007 (118,000 exercisable)	155,000	$392.30
Granted	96,000	$39.20
Exercised	—	$—
Forfeited	(7,000)	$134.70
Cancelled and expired	(20,000)	$284.30

Outstanding December 31, 2007 (127,000 exercisable)	224,000	$258.60
Granted	122,000	$4.90
Exercised	—	$—
Forfeited	(18,000)	$45.30
Cancelled and expired	(30,000)	$159.70

Outstanding December 31, 2008 (147,000 exercisable)	298,000	$177.40
Granted	404,000	$1.26
Exercised	—	$—
Forfeited	(56,000)	$6.41
Cancelled and expired	(24,000)	$132.37

Outstanding December 31, 2009	622,000	$80.17	8.4	$43

Vested or expected to vest at December 31, 2009	585,000	$84.91	8.4	$36
Exercisable at December 31, 2009	202,000	$241.81	6.3	$15

The weighted average exercise price of shares exercisable at December 31, 2008 and 2007 was $345.40 and $420.10, respectively. The weighted average fair value of options granted was $0.52, $2.00 and $19.30 during 2009, 2008 and 2007, respectively.

The following table summarizes information about common stock options outstanding at December 31, 2009:

	Options Outstanding			Exercisable Options Outstanding (Without Restriction)
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.08 – $ 1.07	217,000	9.7 Years	$0.94	17,000	$0.25
$ 1.08 – $ 1.76	184,000	9.5 Years	$1.66	—	$—
$ 1.77 – $ 8.30	64,000	8.4 Years	$5.59	38,000	$5.43
$ 8.31 – $ 99.20	96,000	7.2 Years	$47.44	86,000	$47.53
$ 99.21 – $1,721.30	61,000	2.8 Years	$733.38	61,000	$733.38

$ 0.08 – $1,721.30	622,000	8.4 Years	$80.17	202,000	$241.81

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

We issued 34.1 million, 1.0 million and 0.2 million shares of restricted common stock in 2009, 2008 and 2007, respectively. Additionally, 322,000, 26,000 and 12,000 shares of restricted stock were cancelled during 2009, 2008 and 2007, respectively. The weighted average fair value of restricted shares issued during 2009, 2008 and 2007 was $0.87, $1.70 and $18.60, respectively.

A summary of the status of nonvested restricted stock awards as of December 31, 2009 and changes during the period then ended, is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2008	942,000	$1.90
Granted	34,143,000	$0.87
Vested	(23,269,000)	$0.98
Forfeited	(322,000)	$0.63

Nonvested at December 31, 2009	11,494,000	$0.75

The total fair value of restricted stock awards vested during the year ended December 31, 2009, 2008 and 2007 was $26.0 million, $0.4 million and $0.4 million, respectively.

December 2009 Performance Awards

In December 2009, we granted restricted stock units (which we refer to as our December 2009 performance awards) to our executive officers and directors which vest upon milestone-based performance conditions. If one or more of the eight underlying performance-based conditions are timely achieved, the award recipient will be entitled to receive a number of shares of our common stock (subject to share limits of the Plan), determined by multiplying (1) the award percentage corresponding to that particular performance goal by (2) the total number of outstanding shares of our common stock as of the date that the particular performance goal is achieved. The total award percentages related to all eight performance goals are 9.36% and 2.63% of shares outstanding at the time a performance goal is achieved for executive officers and directors, respectively.

The fair value of the December 2009 performance awards was estimated based on the average present value of the awards to be issued upon achievement of the performance conditions. The average present value is calculated based upon the expected date the shares of common stock underlying the performance rights will vest, or the event date, the expected stock price on the event date, and the expected shares outstanding as of the event date. The event date, stock price and the shares outstanding are estimated using a Monte Carlo simulation model which is based on assumptions by management, including the likelihood of achieving the milestones and potential future financings. The total fair value of the December 2009 performance awards based on this calculation was $49.8 million. As of December 31, 2009, we have not deemed the December 2009 performance awards probable of achievement and no expense has been recognized except for the awards with an underlying market-based performance condition.

We determined that the December 2009 performance awards with the market-based performance condition have a fair value of $15.2 million, of which we have recognized $1.3 million in stock-based compensation expense for the year ended December 31, 2009 as discussed above. As of December 31, 2009, the remaining unrecognized compensation expense related to the market-based December 2009 performance awards is $14.0 million, which will be recognized over the weighted-average remaining requisite service period of 0.48 years.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Stock-Based Compensation

Stock compensation expense for awards granted to non-employees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options and restricted stock awards granted to non-employees is periodically remeasured as the underlying options or awards vest. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. At December 31, 2009, 2008 and 2007, unvested non-employee options to acquire approximately 152,000, 16,000 and 12,000 shares of common were outstanding, respectively. Additionally, unvested non-employee restricted stock awards totaled 275,000 as of December 31, 2009. No such awards were outstanding as of December 31, 2008 and 2007. We recorded compensation expense of $157,000 and $4,000 in 2009 and 2007, respectively, and reversed previously recorded compensation expense of $5,000 in 2008 related to non-employee stock options.

Employee Stock Purchase Plan

Under our 2007 Employee Stock Purchase Plan, as amended and restated in August 2009, or Purchase Plan, eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued approximately 42,000 and 8,000 shares to employees in 2009 and 2008, respectively. We did not issue any shares under a purchase plan during 2007. There are 1,525,000 shares of common stock authorized under the Purchase Plan and 1,475,000 are reserved for future purchases as of December 31, 2009.

14.	Employee Benefit Plans

CTI’s U.S. employees participate in the Cell Therapeutics, Inc. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make discretionary matching contributions based on certain plan provisions. We made contributions of $0.1 million during each of the years ended December 31, 2009, 2008 and 2007.

In connection with our merger with Novuspharma, on January 1, 2004, we assumed a defined benefit plan and related obligation for benefits owed to our Italian employees who, pursuant to Italian law, are entitled to a lump sum payment upon separation from the Company. Related costs are accrued over the employees’ service periods based on compensation and years of service. In accordance with ASC 715, Compensation-Retirement Benefits, we elected to carry the obligation under the plan at the amount of the vested benefit obligation which is defined as the actuarial present value of the vested benefit to which the employee is entitled if the employee separates immediately. Benefits of $0.6 million, $0.5 million and $0.3 million were paid to employees who separated from the Company during 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the vested benefit obligation was $0.6 million and $0.9 million and was included in current portion of long-term obligations, and long-term obligations, less current portion, respectively. We expect that the remaining vested benefit obligation will be paid by mid-2010 in connection with the reduction in force of our Italian employees related to our 2009 restructuring activities.

15.	Shareholder Rights Plan

In December 2009, CTI’s Board of Directors, or the Board, approved and adopted a shareholder rights plan, or rights plan, in which one preferred stock purchase right was distributed for each common share held as of the close of business on January 7, 2010. Initially, the rights are not exercisable, and are attached to and trade with, all of the shares of CTI’s common stock outstanding as of, and issued subsequent to January 7, 2010.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each right, if and when it becomes exercisable, will entitle the holder to purchase a unit consisting of one ten-thousandth of a share of Series ZZ Junior Participating Cumulative Preferred Stock, no par value per share, at a cash exercise price of $6.00 per unit, subject to standard adjustment in the rights plan. The rights will separate from the common stock and become exercisable if a person or group acquires 20% or more of our common stock. Upon acquisition of 20% or more of our common stock, the Board could decide that each right (except those held by a 20% shareholder, which become null and void) would become exercisable entitling the holder to receive upon exercise, in lieu of a number of units of preferred stock, that number of shares of our common stock having a market value of two times the exercise price of the right. In certain circumstances, including if there are insufficient shares of our common stock to permit the exercise in full of the rights, the holder may receive units of preferred stock, other securities, cash or property, or any combination of the foregoing.

In addition, if CTI is acquired in a merger or other business combination transaction, each holder of a right, except those rights held by a 20% shareholder which become null and void, would have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the right.

The Board may redeem the rights for $0.0001 per right or terminate the rights plan at any time prior to an acquisition by a person or group holding 20% or more of our common stock. The rights plan will expire on January 7, 2013.

16.	Customer and Geographic Concentrations

We consider our operations to be a single operating segment focused on the development, acquisition and commercialization of novel treatments for cancer. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

Product sales from Zevalin’s major customers as a percentage of total product sales were as follows:

	Year Ended December 31,
	2008	2007
Customer A	77%	67%
Customer B	5%	33%

All sales of Zevalin during 2008 and 2007 were to customers in North America.

The following table depicts long-lived assets based on the following geographic locations (in thousands):

	Year Ended December 31,
	2009	2008
United States	$21,501	$22,966
Europe	5,929	7,286

	$27,430	$30,252

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Net loss attributable to common shareholders	$(116,763)	$(202,907)	$(148,305)
Basic and diluted:
Weighted average shares outstanding	466,352	29,383	4,564
Less weighted-average restricted shares outstanding	(7,996)	(416)	(35)

Shares used in calculation of basic and diluted net loss per common share	458,356	28,967	4,529

Net loss per common share: Basic and diluted	$(0.25)	$(7.00)	$(32.75)

As of December 31, 2009, 2008 and 2007, options, warrants, unvested restricted share awards and rights, convertible debt, and convertible preferred stock aggregating 34.1 million, 136.1 million and 3.7 million common equivalent shares, respectively, prior to the application of the treasury stock method for options and warrants, were not included in the calculation of diluted net loss per share as their effects on the calculation are anti-dilutive. These amounts do not include performance or market-based awards, including options, restricted share awards and December 2009 performance awards.

18.	Income Taxes

We file income tax returns in the United States, Italy and the United Kingdom. Due to substantial book and tax losses from our global operations, we have reported no income tax provisions in jurisdictions in which we file returns. A substantial part of our operations takes place in the State of Washington, which does not impose an income tax as that term is defined in ASC 740, Income Taxes. As such, our state income tax expense or benefit, if recognized, would be immaterial to our operations. We are not currently under examination by an income tax authority, nor have we been notified that an examination is contemplated.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting and income tax reporting in accordance with ASC 740. We have a valuation allowance equal to net deferred tax assets due to the uncertainty of realizing the benefits of the assets. Our valuation allowance increased $12.0 million, $17.8 million, and $34.6 million during 2009, 2008 and 2007, respectively.

The reconciliation between our effective tax rate and the income tax rate as of December 31 is as follows:

	2009	2008	2007
Federal income tax rate	(34%)	(34%)	(34%)
Research and development tax credits	—	—	(1)
Non-deductible debt/equity costs	13	20	4
Non-deductible executive compensation	5	—	—
In process research and development	—	—	5
Valuation allowance	10	9	23
Expired tax attribute carryforwards	6	4	2
Other	—	1	1

Net effective tax rate	—%	—%	—%

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$268,220	$243,616
Capitalized research and development	59,766	68,486
Research and development tax credit carryforwards	20,434	19,954
Stock based compensation	4,069	4,485
Intangible assets	578	1,808
Depreciation and amortization	270	1,026
Other deferred tax assets	1,874	3,389

Total deferred tax assets	355,211	342,764
Less valuation allowance	(354,192)	(342,233)

	1,019	531
Deferred tax liabilities:
GAAP adjustments on Novuspharma merger	(208)	(208)
Deductions for tax in excess of financial statements	(811)	(323)

Total deferred tax liabilities	(1,019)	(531)
Net deferred tax assets	$—	$—

As of December 31, 2009, we had net operating loss carryforwards of approximately $788.9 million, of which $83.8 million relates to stock compensation deductions, and research credit carryforwards of approximately $20.0 million. The carryforwards began to expire in 2007.

Due to our equity financing transactions, and other owner shifts as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, we incurred “ownership changes” pursuant to the Code. Accordingly, our use of net operating loss carryforwards is limited. We are currently studying the impact of Section 382 on the future realization of our various tax attributes.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, as codified in ASC 740-10, and we have analyzed filing positions in our tax returns for all open years. We are subject to United States federal and state, Italian and United Kingdom income taxes with varying statutes of limitations. Tax years from 1995 forward remain open to examination due to the carryover of net operating losses or tax credits. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2009, we had no unrecognized tax benefits and therefore no accrued interest or penalties related to unrecognized tax benefits. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

19.	Related Party Transactions

In the case of termination, we have severance agreements with our executive officers that provide benefits for eighteen to twenty-four months.

In May 2007, we formed Aequus Biopharma, Inc., or Aequus, a majority owned subsidiary of which our ownership was approximately 69% as of December 31, 2009. We entered into a license agreement with Aequus

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whereby Aequus gained rights to our Genetic Polymer™ technology which Aequus will continue to develop. The Genetic Polymer technology may speed the manufacture, development, and commercialization of follow-on and novel protein-based therapeutics.

In May 2007, we also entered into an agreement to fund Aequus in exchange for a convertible promissory note that becomes due and payable in five years and earns interest at a rate of 6% per annum. The note can be converted into equity at any time prior to its maturity upon CTI’s demand, or upon other triggering events. The number of shares of Aequus equity securities to be issued upon conversion of this note is equal to the quotient obtained by dividing (i) the outstanding balance of the note by (ii) 100% of the price per share of the equity securities. We also funded Aequus $0.6 million, $0.3 million and $0.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, we entered into a services agreement to provide certain administrative and research and development services to Aequus. The amounts charged for these services, if unpaid by Aequus within 30 days, will be considered additional principal advanced under the promissory note.

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

20.	Legal Proceedings

On January 2, 2008, Tang filed a civil action in the United States District Court for the Southern District of New York in which Tang alleged that we breached a Securities Purchase Agreement, executed on or about April 16, 2007 in connection with the issuance of our Series B preferred stock. On January 3, 2009, we entered into a settlement agreement with Tang with respect to the civil action filed by Tang on January 2, 2008. In exchange for the full release of all claims arising directly or indirectly out of or related to Tang’s purchase, acquisition, ownership, interest in or rights under our Series B 3% preferred stock, we agreed to pay Tang $5.1 million, which was included in accrued expenses as of December 31, 2008. Of the $5.1 million, $2.1 million was recorded to settlement expense and $3.0 million was recorded to deemed dividends on preferred stock for the year ended December 31, 2008. Final payment was completed on January 29, 2009. A holder of our Series C preferred stock, Enable Capital Management LLC, or Enable, filed a lawsuit on January 23, 2008 in the Supreme Court of the State of New York with similar claims to the Tang action. On September 29, 2008, in exchange for payment, Enable entered into a release agreement with us to fully resolve this action. On May 5, 2008, RHP Master Fund, Ltd., or RHP, a holder of our Series A preferred stock, filed suit in the United States District Court for the Southern District of New York alleging breach of contract and violation of Washington Business Corporation Act, and breach of fiduciary duty by certain officer and director defendants. On February 4, 2009, for $0.1 million and 4.0 million shares of our common stock, we settled all claims that were filed or could have been filed by RHP.

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third-party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and on November 18, 2009, the Ninth Circuit Court of Appeals reversed the lower court and held that the False Claims Act did not preclude us from seeking recovery and bringing claims against The Lash Group, Inc. for their alleged violations. On December 1, 2009, the Lash Group, Inc. filed a petition for

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rehearing with the Ninth Circuit Court of Appeals, which was formally denied on January 6, 2010. The case has been remanded for trial in the District Court. A status conference was held on February 17, 2010, and the parties must report back to the court with updates within 60 days. There is no guarantee that we will prevail at trial.

On February 20, 2009, we notified Spectrum that we had exercised our option to sell to Spectrum all of our membership interest in their 50/50 owned joint venture, RIT Oncology, and on March 2, 2009, Spectrum made the first payment totaling $6.5 million. The sale of our membership interest to Spectrum closed on March 15, 2009, and the remaining $10.0 million of the total $16.5 million purchase price was deposited into an escrow account to be paid to us in two additional installments. On April 3, 2009, $6.5 million was released to us from this escrow account and the final installment of $3.5 million, subject to an adjustment for certain operational liabilities and other obligations, was scheduled to be released to us on April 15, 2009. This final installment payment was not released to us because we and Spectrum disputed the amount of the adjustment. On April 10, 2009, we filed a demand for arbitration regarding Spectrum’s payment of the final installment. On April 22, 2009, Spectrum filed a cross-claim alleging that Spectrum was entitled to the entire amount held in escrow and that Spectrum was owed additional amounts by us. The arbitration hearing was held on May 14, 2009. On May 21, 2009, the arbitrator ordered that the final installment of $3.5 million be released from the escrow account and distributed to Spectrum; additionally, we were ordered to pay $0.8 million to Spectrum. Of these amounts, $3.2 million was determined by the arbitrator to be outstanding “Excluded Liabilities” under the Limited Liability Company Interest Assignment Agreement entered into between Spectrum and CTI, dated March 15, 2009, of which $2.0 million was included in our accounts payable balance as of the settlement date. Accordingly, Spectrum is responsible for paying certain liabilities incurred or to be incurred by us totaling $3.2 million, including an obligation payable to Bayer for a clinical trial. The arbitrator’s award to Spectrum also included $2.1 million related to expenses incurred by RIT Oncology. On May 26, 2009, we paid Spectrum $0.8 million. For the year ended December 31, 2009, we recorded $3.2 million in settlement expense related to the arbitrator’s decision. This amount includes the escrow amount released to Spectrum, our payment to Spectrum and $0.9 million in receivables that we recognized in prior periods and were owed to us by RIT Oncology. The settlement amount is also net of $2.0 million in payables assumed by Spectrum on our behalf.

In April 2007, we entered into a settlement agreement with the United States Attorney’s Office, or USAO, for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX® (arsenic trioxide). We made the settlement payment of $10.6 million in April 2007. The settlement agreement did not address separate claims brought against us by the private party plaintiff for his attorneys’ fees and expenses. After further litigation concerning attorneys’ fees and expenses, on January 28, 2009 all remaining claims were settled for $0.5 million, and in consequence, the case has been fully and finally resolved. The settlement amount was recorded to settlement expense for the year ended December 31, 2008 and included in accrued expenses as of December 31, 2008.

On May 1, 2008, Ingenix Pharmaceutical Services, Inc., or Ingenix, a contract research organization, sent a letter claiming that we owed Ingenix $2.2 million pursuant to clinical support work. All of these charges had been previously invoiced to us, but the invoices were being evaluated for the association of the work being billed to the contract assignments, as well as the relationship of the pass-through costs to approvable work. On November 6, 2008, Ingenix filed a demand for arbitration of this dispute with the American Arbitration Association, seeking damages of $2.2 million. On September 28, 2009, we entered into a settlement agreement and release with Ingenix pursuant to which we paid Ingenix $1.6 million and each party agreed to a full release of the other party from any and all claims related to this dispute. The amount was paid in October 2009 and was used to relieve $0.3 million in payables that were recorded on our books for Ingenix services and $1.3 million was recorded to settlement expense for the year ended December 31, 2009.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan court to compel us to source pixantrone from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. The next hearing date is scheduled for November 11, 2010. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

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

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessment for the year 2003 is €0.5 million, or approximately $0.8 million as of December 31, 2009, including interest and penalties. The assessment for the year 2005 is €5.5 million, or approximately $7.7 million as of December 31, 2009, including interest and penalties. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. As such, we have not booked an impairment to the carrying amount of our VAT receivable and we intend to vigorously defend ourselves against the assessment and have requested a dismissal on procedural grounds and merits of the case.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

CELL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$20	$20	$20	$20
Gross profit	20	20	20	20
Operating expenses, net	(6,586)	(21,720)	(27,091)	(26,242)
Net loss attributable to CTI	(14,967)	(18,027)	(35,024)	(27,377)
Net loss attributable to CTI common shareholders	(13,124)	(27,426)	(48,836)	(27,377)
Net loss per common share—basic and diluted	(0.05)	(0.06)	(0.09)	(0.05)

2008
Revenues	$3,394	$2,890	$2,600	$2,548
Gross profit	2,504	2,123	1,908	1,653
Operating expenses, net	(28,352)	(28,679)	(20,458)	(11,226)
Net loss attributable to CTI	(38,164)	(58,023)	(45,589)	(38,253)
Net loss attributable to CIT common shareholders	(54,604)	(59,316)	(47,646)	(41,341)
Net loss per common share—basic and diluted	(7.68)	(5.18)	(2.83)	(0.52)

22.	Subsequent Events

In January 2010, we entered into a securities purchase agreement and, pursuant to a registered offering, we issued an aggregate of 30,000 shares of our Series 3 preferred stock, no par value, which were initially convertible into an aggregate of 24.7 million shares of our common stock and warrants to purchase up to 8.6 million shares of our common stock for gross proceeds of $30.0 million. The warrants have an exercise price of $1.18 per share of our common stock, are exercisable immediately and expire one year and one day after the date of issuance. In connection with the offering, we also issued to the placement agent a warrant to purchase up to 0.2 million shares of our common stock at an exercise price of $1.517 per share. These warrants also are exercisable immediately and expire one year and one day after the date of issuance.

Each share of Series 3 preferred stock is entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 3 preferred stock is not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. The Series 3 preferred stock is convertible into common stock, at the option of the holder, at an initial conversion price of $1.21375 per share, provided that no holder of Series 3 preferred stock may request a conversion of its shares if such conversion would result in the holder and its affiliates owning 10% or more of our common stock. The Series 3 preferred stock has no voting rights except for limited protective provisions and except as is otherwise required by law.

All 30,000 shares of the Series 3 preferred stock were converted during January 2010 for 24.7 million shares of our common stock.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Executive Vice President, Finance and Administration, or EVP of Finance, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and EVP of Finance have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Controls

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

As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

The registered independent public accounting firm of Stonefield Josephson, Inc., as auditors of the Company’s consolidated financial statements, has audited our internal controls over financial reporting as of December 31, 2009, as stated in their report, which appears herein.

(c) Changes in Internal Controls

During the second half of 2008, we began the implementation of Oracle EBS for financial reporting which was completed as of January 1, 2009. While we expect future changes and enhancements in our controls as a result of the new system, for the year ended December 31, 2009, there were no significant changes in our internal controls as a result of the implementation.

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table set forth certain information with respect to our directors as of December 31, 2009:

Name	Age	Director Since	Class	Term Expiration
John H. Bauer(3)	69	2005	I	2010 Annual Meeting
James A. Bianco, M.D.	53	1991	II	2011 Annual Meeting
Vartan Gregorian, Ph.D.(3)(4)	75	2001	II	2011 Annual Meeting
Richard L. Love(2).	66	2007	III	2012 Annual Meeting
Mary O. Mundinger, Dr. PH(4)	72	1997	III	2012 Annual Meeting
Phillip M. Nudelman, Ph.D.(1)(2)(3)(4)	74	1994	I	2010 Annual Meeting
Jack W. Singer, M.D.	67	1991	III	2012 Annual Meeting
Frederick W. Telling, Ph.D.(2)(3)	58	2006	II	2011 Annual Meeting

(1)	Chairman of the Board of Directors.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating and Governance Committee.

Mr. Bauer was appointed to the Board in October 2005. Mr. Bauer serves as an executive advisor and Chief Financial Officer at DigiPen Institute of Technology. He was formerly Executive Vice President for Nintendo of America Inc. from 1994 to 2004. While at Nintendo of America Inc., he had direct responsibility for all administrative and finance functions, and since 2004, he has also served as a consultant to Nintendo of America Inc. From 1963 to 1994, he worked for Coopers & Lybrand, including serving as the business assurance (audit) practice Partner. He was also a member of Coopers & Lybrand’s Firm Council, the senior policy making and governing board for the firm. Mr. Bauer is also a member of the board of directors of Caliber Data, Inc., RIPL Corporation and Zones, Inc. Mr. Bauer received his B.S. degree in accounting from St Edward’s University.

Dr. Bianco is the Company’s principal founder and served as the Company’s President and Chief Executive Officer and director from February 1992 to July 2008. With the addition of Craig W. Philips as President in August 2008, Dr. Bianco now serves as the Company’s Chief Executive Officer and director. Prior to founding the Company, Dr. Bianco was an assistant professor of medicine at the University of Washington, Seattle, and an assistant member in the clinical research division of the Fred Hutchinson Cancer Research Center. From 1990 to 1992, Dr. Bianco was the director of the Bone Marrow Transplant Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco currently serves on the board of directors of Arts Fund, Fred Hutchinson Business Alliance, Jose Carreras International, Leukemia Foundation, Marsha Rivkin Center for Ovarian Cancer Research, Nakea, LLC, and Seattle Police Foundation. Dr. Bianco received his B.S. degree in biology and physics from New York University and his M.D. from Mount Sinai School of Medicine. Dr. Bianco is the brother of Louis A. Bianco, the Company’s Executive Vice President, Finance and Administration.

Dr. Gregorian has been one of the Company’s directors since December 2001. He is the twelfth president of Carnegie Corporation of New York, a grant-making institution founded by Andrew Carnegie in 1911. Prior to his current position, which he assumed in June 1997, Dr. Gregorian served for eight years as Brown University’s sixteenth president. He was awarded a Ph.D. in history and humanities from Stanford University. A Phi Beta Kappa and a Ford Foundation Foreign Area Training Fellow, he is a recipient of numerous fellowships, including those from the John Simon Guggenheim Foundation, the American Council of Learned Societies, the Social Science Research Council, and the American Philosophical Society.

Mr. Love has been one of the Company’s directors since September 2007. Mr. Love is presently the managing director of Translational Accelerators, LLC. Mr. Love is also a director of Applied Microarrays Inc., Ascalon, MedTrust OnLine, LLC, ImaRx Therapeutics Inc., PAREXEL International, SalutarisMD Inc., and, prior to its acquisition by the Company in July 2007, served as chairman of the board of Systems Medicine, Inc. He started two biopharmaceutical companies, Triton Biosciences Inc. and ILEX Oncology Inc; he served as chief executive officer for Triton Biosciences from 1983 to 1991, and as chief executive officer for ILEX Oncology 1994 to 2001. In addition, Mr. Love has served in executive positions at not-for-profit organizations, including the Cancer Therapy and Research Center, The San Antonio Technology Accelerator Initiative and the Translational Genomics Research Institute. Mr. Love received his B.S. and M.S. degrees in chemical engineering from Virginia Polytechnic Institute.

Dr. Mundinger has been one of the Company’s directors since April 1997. Since 1986, she has been a dean and professor at the Columbia University School of Nursing, and an associate dean on the faculty of medicine at Columbia University. Dr. Mundinger received her doctorate in public health from Columbia’s School of Public Health.

Dr. Nudelman has been one of the Company’s directors since March 1994. From 2000 to 2007, he served as the President and Chief Executive Officer of The Hope Heart Institute and recently retired as a member of the board of directors for Hope Heart Institute. From 1998 to 2000, he was the Chairman of the board of Kaiser/Group Health, retiring in 2000 as Chief Executive Officer Emeritus. From 1990 to 2000, Dr. Nudelman was the President and Chief Executive Officer of Group Health Cooperative of Puget Sound, a health maintenance organization. He also currently serves on the board of directors of OptiStor Technologies, Inc. and Zynchros, Inc. Dr. Nudelman served on the White House Task Force for Health Care Reform from 1992 to 1994 and the President’s advisory Commission on Consumer Protection and Quality in Health Care from 1996 to 1998. He has also served on the Pew Health Professions Commission and the AMA Task Force on Ethics, the Woodstock Ethics Commission, and currently serves as Chairman of the American Association of Health Plans. Dr. Nudelman received his B.S. degree in microbiology, zoology and pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in health systems management from Pacific Western University.

Dr. Singer is one of the Company’s founders and directors and currently serves as the Company’s Executive Vice President, Chief Medical Officer. Dr. Singer has been one of the Company’s directors since its inception in September 1991. From July 1995 to January 2004, Dr. Singer was the Company’s Executive Vice President, Research Program Chairman and from April 1992 to July 1995, he served as the Company’s Executive Vice President, Research and Development. Prior to joining the Company, Dr. Singer was a professor of medicine at the University of Washington and a full member of the Fred Hutchinson Cancer Research Center. From 1975 to 1992, Dr. Singer was the Chief of Medical Oncology at the Veterans Administration Medical Center in Seattle. Dr. Singer received his M.D. from State University of New York, Downstate Medical College.

Dr. Telling has been one of the Company’s directors since December 2006. Prior to his retirement in 2007, Dr. Telling was a corporate officer of Pfizer, most recently as Vice President of Corporate Policy and Strategic Management since 1994. He joined Pfizer in 1977 and was responsible for strategic planning and policy development throughout the majority of his career. He currently serves on the board of directors of Eisai N.A., Medex, Inc. and Aequus Biopharma, Inc. a subsidiary of the Company. Dr. Telling is also a member of the Committee for Economic Development, IBM’s Healthcare & Life Sciences Advisory Council, the March of Dimes National Foundation Board, ORBIS, the EAA, and the United Hospital Fund. Dr. Telling received his BA from Hamilton College and his Masters of Industrial and Labor Relations and Ph.D. in Economics and Public Policy from Cornell University.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of December 31, 2009:

Name	Age	Position
James A. Bianco, M.D.	53	Chief Executive Officer
Louis A. Bianco	57	Executive Vice President, Finance and Administration
Daniel G. Eramian	61	Executive Vice President, Corporate Communications
Craig W. Philips	49	President
Jack W. Singer, M.D.	67	Executive Vice President, Chief Medical Officer

For biographical information concerning Dr. James Bianco and Dr. Jack Singer, who are each directors of the Company as well as executive officers, please see the discussion under the heading “Directors.”

Mr. Bianco is one of our founders and has been our Executive Vice President, Finance and Administration since February 1, 1992. He was also a director from our inception in September 1991 to April 1992 and from April 1993 to April 1995. He currently serves on the board of DiaKine Therapeutics, Inc. From January 1989 through January 1992, Mr. Bianco was a Vice President at Deutsche Bank Capital Corporation in charge of risk management. Mr. Bianco is a Certified Public Accountant and received his M.B.A. from New York University. Mr. Bianco and Dr. Bianco are brothers.

Mr. Eramian joined the Company as Executive Vice President, Corporate Communications in March 2006. Prior to joining us, Mr. Eramian was Vice President of Communications at BIO, an industry organization representing more than 1,200 biotechnology companies, academic institutions, state biotechnology centers and related organizations. Prior to that, he was Assistant Administrator of Communications at the Small Business Administration and Director of Public Affairs at the Department of Justice and Chief Spokesman for the Attorney General of the United States of America.

Mr. Philips assumed his role as the Company’s President in August 2008. In that role, he manages the company’s day-to-day drug development and commercial operations. Mr. Philips provided services to the Company as a consultant from April 2008 until he assumed the position of president. Prior to joining the Company, Mr. Philips was Vice President and General Manager of Bayer Healthcare Oncology from December 2006 to April 2008. Prior to Bayer Healthcare, Mr. Philips was Vice President and General Manager of Berlex Oncology from October 2004 to December 2006. He was also with Schering Plough from 1989 to 2003 in a variety of commercial and general management positions in the U.S., Canada, Southeast Asia and Australia. From 1984 to 1989 he was with Bristol Myers in a variety of commercial roles. Mr. Philips has also served as a member or a chair of the alliance executive committees, which included Onyx, Novartis, Genzyme, and Favrille. Mr. Philips received his B.Sc. in marketing and M.B.A. from Ohio State University.

Audit Committee Financial Expert

The Company’s board of directors has determined that Audit Committee member John Bauer is an Audit Committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended, or Exchange Act, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. John H. Bauer, Vartan Gregorian, Ph.D., Phillip M. Nudelman, Ph.D. and Frederick W. Telling, Ph.D., are the members of the Company’s Audit Committee. The Board of Directors has determined that each of Mr. Bauer, Dr. Gregorian, Dr. Nudelman and Dr. Telling is independent within the meaning of the NASDAQ independent director standards.

Section 16(a) Beneficial Ownership Reporting Compliance of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and our other equity securities. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of this information or written representations from reporting persons that no other reports were required, we believe that, during the 2009 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners complied with Section 16(a), except for one Form 4 covering one transaction for both Mr. Bauer and Dr. Singer.

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

Compensation Discussion and Analysis

The Compensation Committee oversees the Board’s responsibilities relating to the compensation of the Company’s chief executive officer and all other executive officers of the Company with a title of executive vice president and above or who otherwise report directly to the chief executive officer. (These individuals are listed in the Summary Compensation Table below and referred to herein as the Company’s “named executive officers”). In discharging this responsibility, the Compensation Committee evaluates and approves the Company’s compensation plans, policies and programs as they affect the named executive officers.

This discussion describes and analyzes the compensation program for the named executive officers. First, it covers the Company’s compensation objectives and philosophy, the cornerstone of which is pay for performance. Next, it reviews the process the Compensation Committee follows in deciding how to compensate the named executive officers and provides a brief overview of the principal components of the Company’s compensation program, including a detailed discussion and analysis of the Compensation Committee’s specific decisions about the compensation of the Company’s named executive officers for fiscal 2009.

Compensation Objectives and Philosophy

The Company believes that compensation of its executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives. The Company attempts to align the interests of its shareholders and management by integrating compensation with the Company’s short-term and long-term corporate strategic and financial objectives. In order to attract and retain the most qualified personnel, the Company intends to offer a total compensation package competitive with companies in the pharmaceutical industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance. However, the Company believes that it is important to provide executives with performance-based incentives that are tied to key corporate goals critical to the Company’s long-term success and viability.

The elements of compensation for the named executive officers include base salaries, annual cash incentives, long-term equity incentives, and perquisites, as well as severance benefits in connection with certain terminations of employment and additional benefits which are available to most other employees, including a 401(k) plan, employee stock purchase plan, health and welfare programs, and life insurance. In general, base salaries, perquisites and other benefit programs, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives as they provide predictable compensation levels that reward executives for their continued service. Annual cash incentives are primarily intended to motivate executives to achieve specific strategies and operating objectives, while long-term equity incentives are primarily intended to align executives’ long-term interests with those of the Company’s shareholders. Executives have substantial portions of their compensation at risk for annual and long-term performance, with the largest portion at risk for the most senior executives.

In light of the general current economic climate, the Company’s compensation philosophy and objectives for fiscal 2009 continued to focus heavily (through the grant of the long-term equity incentives described below) on retention of the Company’s senior management team through this challenging time while further linking management’s potential rewards with shareholder value.

Compensation Process

As part of its process for determining the compensation for the named executive officers, the Compensation Committee considers competitive market data. As authorized by its charter, the Compensation Committee has engaged Milliman, Inc. (“Milliman”), an independent executive compensation consultant, to review the Company’s compensation plans, policies and programs that affect executive officers and to provide advice and recommendations on competitive market practices and specific compensation decisions. Milliman has worked directly with the Compensation Committee to assist the Compensation Committee in satisfying its responsibilities and will undertake no projects for management except at the request of the Compensation Committee chair and in the capacity of the Compensation Committee’s agent. To date, Milliman has not undertaken any projects for management or provided any services to the Company other than its services to the Compensation Committee.

In order to assess competitive market data for executive compensation, the Compensation Committee works with its compensation consultant to develop a peer group of companies with which the Company competes for executive talent (which may or may not be the same organizations that the company competes with directly on a business level). In early 2009, Milliman assisted the Compensation Committee in reviewing the peer group identified for 2008, focusing most closely on industry type and organization size/complexity, with the best indicators of organization size in the Company’s industry being number of employees and enterprise value, although each company’s revenue and net income were also considered. Following this process, the Compensation Committee selected the following peer group for fiscal 2009 compensation decisions, all of which are biotechnology organizations with an oncology focus and at a stage of company development that is comparable to the Company in the current or near-term stage: Arena Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., Array BioPharma, Inc., Cougar Biotechnology, Inc., Dendreon Corp., IDM Pharma, Inc., Intermune, Inc., Medviation, Inc., Progenics Pharmaceuticals Inc., Rigel Pharmaceutical, Inc., Seattle Genetics, Inc., Spectrum Pharmaceuticals, Inc. and ZymoGenetics, Inc.

Once the peer group is established, the Compensation Committee then reviews the base salaries, annual cash-incentive compensation, long-term equity incentive compensation and total compensation for the Company’s executive officers as compared to the compensation paid by the companies within the Company’s peer group, comparing each executive officer to their counterparts in similar positions with the peer group companies. However, the Compensation Committee does not base its decisions on targeting compensation levels to specific benchmarks against the peer group. Instead, the Compensation Committee refers to the peer group compensation data as background information regarding competitive pay levels and also considers the other factors identified below in making its decisions.

In addition to consideration of the peer group data, the Compensation Committee also considers the value of each item of compensation, both separately and in the aggregate, in light of Company performance, each executive officer’s position within the Company, the executive officer’s performance history and potential for future advancement, and, with respect to long-term equity incentive compensation, the value of existing vested and unvested outstanding equity awards. The Compensation Committee also considers the recommendations of the Company’s chief executive officer with respect to the compensation for each executive other than himself. In setting compensation, the Compensation Committee also considers, among other factors, the possible tax consequences to the Company and its executive officers, the accounting consequences and the impact on shareholder dilution. The relative weight given to each of these factors varies among individual executives at the Compensation Committee’s discretion and none of these factors by itself will compel a particular compensation decision.

Principal Elements of Compensation

The principal elements of compensation for the Company’s executive officers are composed of base salary, annual cash incentive compensation, and long-term equity incentive compensation. The Company also provides other compensation, including certain perquisites and other benefits. The Compensation Committee generally reviews, considers and approves each element of compensation, as well as all combined elements of compensation.

Base Salaries.    Base salaries, including merit-based salary increases, for the named executive officers are established based on the scope of their respective responsibilities, competitive market salaries and general levels of market increases in salaries, individual performance, achievement of the Company’s corporate and strategic goals and changes in job duties and responsibilities.

In January 2009, the Compensation Committee reviewed the base salaries of the named executive officers and determined that they are generally competitive with the market when compared to the Company’s peer group despite the fact that the Company has not raised the base salaries of most of its executive officers in recent years. Given this continued competitiveness of the Company’s base salaries combined with its current business situation and the current economic climate, and consistent with the Company’s philosophy of providing reduced or flat levels of cash compensation while increasing equity awards during this challenging time, the Compensation Committee again determined that base salaries should not be raised in 2009. As a result, the named executive officers’ base salaries for fiscal 2009 were as follows: Dr. Bianco $650,000 (unchanged since established in 2005); Mr. Philips $402,000 (unchanged since established in his employment agreement effective August 1, 2008), Mr. Bianco $330,000 (unchanged since established in 2005), Dr. Singer $340,000 (unchanged since established in 2005), and Mr. Eramian $315,000 (unchanged since established in 2007).

Annual Cash Incentive Compensation.    Annual cash incentives for the Company’s executive officers are designed to reward performance for achieving key corporate goals, which the Company believes in turn should increase shareholder value. In general, the annual incentive awards for executive officers are determined based on achievement of specific performance goals established at the beginning of the fiscal year and an evaluation by the Compensation Committee of the contributions made by individual executives to the Company during the course of the year, including both realization of performance goals and other notable achievements which may not have been contemplated at the time the original performance goals were established.

In March 2009, the Compensation Committee established the 2009 cash incentive program for the Company’s named executive officers, including target and maximum bonus opportunities for each executive as well as performance goals that would need to be achieved in order for the executive to receive such bonuses. Both target and maximum bonus opportunities under the program are determined by reference to a percentage of the executive officer’s base salary. For fiscal 2009 performance, the target bonus opportunities are 50% for Dr. Bianco, 40% for Mr. Philips, and 30% of each of Mr. Bianco, Dr. Singer and Mr. Eramian, and the maximum bonus opportunities are 125% for Dr. Bianco, 100% for Mr. Philips, and 75% for each of Mr. Bianco, Dr. Singer and Mr. Eramian. These target and maximum bonus levels were determined by the Compensation Committee, after consulting with Milliman, to be appropriate based on its subjective assessment of the executive’s position and ability to directly impact and responsibility for the Company’s performance, and its subjective assessment of general compensation practices in place at companies in the Company peer group identified above. Bonuses under the 2009 cash incentive program will be paid out in March 2010 only if the executive officer is employed by the Company on the payment date.

There are three core elements to the 2009 cash incentive program, which together comprise each executive’s cash incentive opportunity: financial performance, drug development and individual performance. As indicated in the table below, a portion of each executive’s bonus opportunity was allocated to each of these elements, with the percentage of the total bonus opportunity allocated to a particular element based on the executive’s position and ability to affect the outcome for that particular goal. With the exception of the individual performance element, each element is composed of sub-elements as identified below. As indicated in the table below, the individual performance element constitutes little or none of each executive’s target bonus. Any bonus awarded under this element will be determined by in the sole discretion of the Compensation Committee based on its subjective assessment of the executive’s performance during the fiscal year and any other factors it deems appropriate.

For the financial performance element, performance for fiscal 2009 is measured based on the Company’s operating capital raised and the percentage of the Company’s then-outstanding notes due in 2010-2011 that were tendered in the Company’s publicly-registered tender offers for those notes (the “Company Debt Measure”) compared with goals established by the Compensation Committee. The executive would be entitled to receive the target bonus for the operating capital sub-element if the Company’s operating capital raised for fiscal 2009 is $50 million. The executive would be entitled to receive the maximum bonus if the Company’s operating capital for fiscal 2009 is $100 million (or if the Company’s operating capital for fiscal 2009 is $75 million and more than 35% of the capital is raised through means other than selling or committing stock). For the Company Debt Measure, the executive would be entitled to receive the target bonus for this sub-element if the Company Debt Measure for fiscal 2009 is 50%, with the maximum bonus for this sub-element being payable if the Company Debt Measure for fiscal 2009 is 75%.

For the drug development element, the performance goals established by the Compensation Committee for fiscal 2009 related to pixantrone. The executive would be entitled to payment of his target bonus for this element if, during fiscal 2009, the Company entered into a pixantrone license agreement and completed its new drug application (“NDA”) submission for pixantrone (with a portion of the target bonus being payable if only one of these goals was achieved). The executive would be entitled to payment of an additional bonus for this element if the Company received approval from the U.S. Food and Drug Administration (the “FDA”) of pixantrone during fiscal 2009 (so that the executive would receive his maximum bonus for this element only if all three of these sub-elements were achieved).

The following table presents the relative weightings between sub-elements of each executive’s target and maximum cash incentive opportunity for fiscal 2009 (with the incentive opportunity for each sub-element being expressed as a percentage of the executive’s base salary). The relative weightings are intended as guidelines, with the Compensation Committee having final authority to determine weightings and the appropriate final bonus amounts.

	Financial				Drug Development			Individual Performance
	Operating Capital		Company Debt		Pix License Agreement	Pix NDA Submission	Pix FDA Approval	Target	Maximum
Name	Target	Maximum	Target	Maximum
James A. Bianco, M.D.	15%	45%	5%	10%	10%	15%	25%	5%	20%
Craig W. Philips	10%	35%	5%	10%	10%	5%	30%	5%	10%
Louis A. Bianco	18%	35%	2%	5%	5%	5%	10%	0%	15%
Jack W. Singer, M.D.	2.5%	10%	5%	10%	10%	10%	25%	0%	5%
Daniel G. Eramian	10%	25%	5%	5%	7.5%	7.5%	15%	0%	15%

At the time this Annual Report on Form 10-K was filed with the SEC, the named executive officers’ incentives for fiscal 2009 under the cash incentive program had not been determined. When these amounts have been determined, the Company will file a report with the SEC on Form 8-K in accordance with SEC rules that provides the incentive amounts and a new total compensation figure for each of the named executive officers.

Long-Term Equity Incentive Compensation.    As discussed above, in light of the business environment and existing challenges facing it, the Compensation Committee has generally been reducing or keeping unchanged annual cash compensation while increasing equity compensation. In implementing this part of the compensation policy, the Compensation Committee is cognizant of the key compensation goals for the Company, including (i) recognizing that the next one to three years will be extremely critical to the Company’s future and shareholder value, (ii) taking into consideration present and projected trials, (iii) considering pipeline products and their status, (iv) the need for a retention plan for critical executives and for the chief executive officer, and (v) supplying a mechanism for motivating the chief executive officer and the executive team during the upcoming critical time period.

The Compensation Committee awards long-term equity incentive compensation to the Company’s executive officers to align their interests with those of the Company’s shareholders, to provide additional incentives to the Company’s executive officers to improve the long-term performance of the Company’s common stock and to achieve the Company’s corporate goals and strategic objectives and to retain the Company’s executive officers. While stock options have been granted in the past, the Company’s current practice is primarily to grant long-term incentive awards to the named executive officers in the form of shares of restricted stock or units payable in stock when certain performance goals have been achieved in recognition of the achievement of these goals. In general, the restricted stock vests over a period of years following the date of grant and may be subject to the achievement within a specified period of critical corporate goals and strategic objectives established by the Compensation Committee. Thus, restricted shares are designed both to link executives’ interests with those of the Company’s shareholders as the shares’ value is based on the value of the Company’s common stock and to provide a long-term retention incentive for the vesting period as they generally have value regardless of stock price volatility.

In determining the size of the Company’s long-term equity incentive awards, the Compensation Committee reviews competitive market data for similar positions in the Company’s peer companies, the executive officer’s performance history and/or potential for future responsibility and promotion, the chief executive officer’s recommendations (with respect to executives other than himself) and the value of existing vested and unvested outstanding equity awards. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion and adjustments may be made as the Compensation Committee deems reasonable to attract candidates in the competitive environment for highly qualified employees in which the Company operates.

Equity Awards Approved in Fiscal 2009.    Of special concern to the Compensation Committee was the sharp decline in the trading prices for the Company’s common stock at the end of fiscal 2008 and continuing into fiscal 2009. The Compensation Committee believed that this decline greatly diminished the value of the Company equity awards then held by the named executive officers and the retention and incentives values those awards were intended to convey. The Compensation Committee, with input from the Board, also believed that it was imperative to retain the Company’s senior management team through this challenging time. In late 2008 and throughout early fiscal 2009 the Compensation Committee, with input from the Board and in consultation with Milliman, considered potential equity award strategies to both retain and incentivize the named executive officers, and the relative sizes of long-term equity incentives (as a percentage of the outstanding equity of the company) that are frequently awarded by new businesses (or businesses in transition to new management teams) to their management teams as this was believed to be an appropriate comparison to the Company given the sharp decline in the trading value of the Company’s common stock. The sizes (numbers of shares awarded) of all of the equity awards granted by the Company to the named executive officers in fiscal 2009, as described more specifically below, were inherently subjective, determined by the Compensation Committee in its discretion, after consulting with Milliman, and taking into account its general assessment of each executive’s overall responsibilities and contributions, the other factors noted under Long-Term Equity Incentive Compensation above, and its subjective assessment of the equity award grant practices referenced in the preceding sentence.

The first step in the Compensation Committee’s approach to the fiscal 2009 equity awards was the grant, in March 2009, of retention restricted stock awards to each of the named executive officers. These grants are scheduled to vest over a two-year period, subject to the executive’s continued employment with the Company through the vesting date. The number of shares awarded to each of the executive officers pursuant to his retention award is reflected in the Grants of Plan-Based Awards Table—Fiscal 2009 on the line corresponding to the March 25, 2009 grant date for these awards. The time-based vesting schedule (as opposed to a performance-based vesting schedule) for these grants was believed to be appropriate to help ensure retention, but since the ultimate value of the awards is linked to stock price the grants also continue to link executives’ interests with those of shareholders.

The Compensation Committee determined that it was critical to focus management on the goal of restoring shareholder value and, as the second step in the Compensation Committee’s approach to the fiscal 2009 equity awards, it communicated to management that bonuses of fully-vested stock would be considered if the Company achieved certain regulatory approvals or if the Company achieved certain values for its common stock. The share appreciation goals were based on 500% and 1,000% increases in the value of a share of the Company’s common stock over the per-share closing price of a share of Company common stock of $0.14 on March 23, 2009. In June 2009, the 30-day moving average of the Company’s stock price reached $1.54, an increase of more than 1,000% over the March 23 level. Accordingly, on July 31, 2009 and again on November 10, 2009 the Compensation Committee approved bonuses to the named executive officers in the form of fully vested shares of Company common stock in connection with the attainment of these prices for the Company’s stock. The numbers of shares awarded (on a pre-tax basis) to each of the executive officers is reflected in the Grants of Plan-Based Awards Table—Fiscal 2009 on the lines corresponding to these two particular grant dates. The actual number of shares delivered to the executive officers on payment of these bonuses was reduced by the number of shares (valued at their then current value) required to satisfy applicable tax withholding obligations. (The regulatory goals noted in this paragraph are consistent with the goals that were ultimately formally adopted by the Compensation Committee in December 2009 and are discussed below).

Finally, in December 2009, the Compensation Committee decided to grant restricted stock units that will be payable in fully vested shares of the Company’s common stock upon the achievement of a particular performance goal, subject to the goal’s being achieved before December 31, 2011 and the individual’s continued employment or service with the Company. (The Company refers to these awards as the “December 2009 Performance Awards”). The Compensation Committee believed these awards at the grant levels identified below would provide an appropriate level of incentive to executives to help achieve the performance goals noted below, to help maximize and restore shareholder value, and to help provide enhanced retention incentives.

The performance goals under the December 2009 Performance Awards are as follows:

(a)	OPAXIO marketing authorization application (“MAA”) approval (“OPAXIO MAA Approval”);

(b)	OPAXIO NDA approval (“OPAXIO NDA Approval”);

(c)	achievement by the Company of fiscal year sales equal to or greater than $50,000,000 (the “$50M Sales Goal”);

(d)	achievement by the Company of fiscal year sales equal to or greater than $100,000,000 (the “$100M Sales Goal”);

(e)	pixantrone NDA Approval (“Pix NDA Approval”);

(f)	achievement by the Company of break-even cash flow in the fourth quarter of Fiscal Year 2010 (the “Fiscal 2010 4th Quarter Break Even”);

(g)	achievement by the Company of earnings per share results in any fiscal year equal to or greater than $0.05 per share of Company common stock (the “EPS Goal”); and

(h)	achievement of a price per share of Company common stock equal to $2.94 (the “Share Appreciation Goal”).

If one or more of the performance goals are timely achieved, an award recipient will be entitled to receive a number of shares of Company common stock (subject to the applicable share limits of the Company’s equity incentive plan) determined by multiplying (1) the award percentage corresponding to that particular performance goal by (2) the total number of outstanding shares of Company common stock, determined on a non-fully diluted basis, as of the date the Compensation Committee certifies that the particular performance goal has been achieved. The award percentages corresponding to the various performance goals for each of the named executive officers are set forth in the following table:

	Performance Goals and Applicable Award Percentages
Name	Opaxio MAA Approval	Opaxio NDA Approval	$50M Sales Goal	$100M Sales Goal	Pix NDA Approval	Fiscal 2010 4th Quarter Break Even	EPS Goal	Share Appreciation Goal
James A. Bianco, M.D.	0.15%	0.2%	0.3%	0.6%	0.45%	0.3%	0.7%	0.75%
Louis A. Bianco	0.061%	0.081%	0.122%	0.243%	0.182%	0.122%	0.284%	0.305%
Daniel G. Eramian	0.045%	0.06%	0.09%	0.18%	0.135%	0.09%	0.21%	0.225%
Craig W. Philips	0.09%	0.12%	0.18%	0.36%	0.27%	0.18%	0.42%	0.45%
Jack W. Singer, M.D.	0.061%	0.081%	0.122%	0.243%	0.182%	0.122%	0.284%	0.305%

A performance goal will not be considered achieved unless and until the date on which the Compensation Committee certifies that is has been achieved. If a change in control of the Company occurs, and if the award recipient is then still employed by or is providing services to the Company or one of its subsidiaries, the award recipient will be entitled to receive the full award percentage with respect to any performance goal which was not otherwise achieved before the date of the change in control (as though that performance goal had been fully achieved as of the time of the change in control), except that in the case of the Share Appreciation Goal, the vesting of the award will be determined based on the Company’s stock price at the time of the change in control.

On the lines corresponding to the December 15, 2009 date of grant of these awards, the Grants of Plan-Based Awards Table—Fiscal 2009 reflects the number of shares that would be issued to each named executive officer upon timely achievement of the related performance goal based on the applicable payout percentage and the number of shares of the Company’s common stock issued and outstanding on December 15, 2009. The actual number of shares issued for each award may be different from the share number reported in the table depending on whether the performance goal is achieved and, if achieved, the number of shares of the Company’s common stock issued and outstanding at the time the Compensation Committee certifies that the related performance goal has been achieved. The grant levels for the December 2009 Performance Awards granted to each named executive officer were inherently subjective, determined by the Compensation Committee in its discretion taking into account its general assessment of each executive’s overall responsibilities and contributions and the other factors noted under Long-Term Equity Incentive Compensation above.

Perquisites and Other Benefits.    The named executive officers receive certain perquisites and other benefits provided by or paid for by the Company. The named executive officers are also entitled to participate in the Company’s benefit programs which are available to all Company employees, including company-sponsored health, welfare, 401(k), and employee stock purchase plans, and certain of the Company’s named executive officers occasionally use a chartered aircraft for business related travel (such business purpose is approved in advance by the Chair of the Board). When space was available, certain spouses or other family members accompanied the named executive officers on such trips. In those cases, there was no additional cost to the Company of having additional passengers on such flights.

The Company provides these perquisites and other benefits as a means of providing additional compensation to its named executive officers and, in some cases, to make certain benefits available in a convenient and efficient manner in light of the demands and time constraints imposed on its executives. The Company reviews the perquisites and other benefits provided to its named executive officers periodically and, in light of the general current economic environment, determined during fiscal 2009 that it would eliminate any tax gross-up benefits for its executives (except for the tax gross-ups noted below in the context of a change in control of the Company).

Post-Termination Protection and Payments

The Company has entered into severance agreements with each of the named executive officers. The Compensation Committee believes these agreements are important in attracting and retaining key executive officers. Under these agreements, the executive would be entitled to severance benefits in the event of a termination of the executive’s employment by the Company without cause or by the executive for good reason. The Company has determined that it is appropriate to provide each named executive officer with severance benefits under these circumstances in light of his position with the Company and as part of his overall compensation package. The severance benefits for each named executive officer are generally determined as if he continued to remain employed by the Company for 18 months following his actual termination date (or two years in the case of Dr. Bianco). Because the Company believes that a termination by an executive for good reason (or constructive termination) is conceptually the same as an actual termination by the Company without cause, the Company believes it is appropriate to provide severance benefits following such a constructive termination of the executive’s employment.

If a change in control of the Company occurs, outstanding equity awards, including awards held by the Company’s named executive officers, will generally become fully vested if they are not assumed by the successor entity. In addition, the severance agreements with each of the named executive officers (other than Mr. Philips) provide for the executive to be reimbursed for the full amount of any excise taxes imposed on their severance payments and any other payments under Section 4999 of the Internal Revenue Code. Each of the named executive officers (including Mr. Philips) would also be entitled to reimbursement for any excise taxes imposed under Section 4999 upon vesting of the December 2009 Performance Awards granted to these executives as described above. The Company provides the named executive officers with a “gross-up” for any parachute payment excise taxes that may be imposed because the Company determined the appropriate level of benefits for each named executive officer without factoring in the adverse effects that may result from imposition of these excise taxes. The excise tax gross-up is intended to make the named executive officer whole for any adverse tax consequences they may become subject to under Section 4999 of the Internal Revenue Code, and to preserve the level of benefits that the Company has determined to be appropriate in these circumstances.

For more information regarding these severance arrangements, please see “Potential Payments upon Termination or Change in Control” below.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to the Company’s chief executive officer and certain other executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. In general, stock options granted under the Company’s stock incentive plans are intended to comply with the applicable requirements for this exemption, and the Compensation Committee generally considers the limitations imposed by Section 162(m) among other factors in making its compensation decisions. However, the Compensation Committee reserves the right to design programs that recognize a full range of performance criteria important to the Company’s success, even where the compensation paid under such programs may not be deductible. The Compensation Committee will continue to monitor the tax and other consequences of the Company’s executive compensation program as part of its primary objective of ensuring that compensation paid to the Company’s executive officers is reasonable, performance-based and consistent with the Company’s goals and the goals of the Company’s shareholders.

Summary

The Compensation Committee believes that the Company’s compensation philosophy and programs are designed to foster a performance-oriented culture that aligns employees’ interests with those of the Company’s shareholders. The Compensation Committee believes that the compensation of the Company’s executives’ is both appropriate and responsive to the goal of improving shareholder value.

The following “Compensation Committee Report” and related disclosure shall not be deemed incorporated by reference by any general statement incorporating this Annual Report on 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Compensation Committee Report

The Compensation Committee reviewed this Compensation Discussion and Analysis and discussed its contents with Company management. Based on this review and discussions, the Compensation Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted by the Compensation Committee:

Frederick W. Telling, Ph.D., Chair

Richard L. Love

Phillip M. Nudelman, Ph.D.

Compensation Committee Interlocks and Insider Participation

The directors listed at the end of the Compensation Committee Report above were each members of the Compensation Committee during all of fiscal 2009. No director who served on the Compensation Committee during fiscal 2009 is or has been an executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, any executive officer of which served as a member of the Board or the Compensation Committee during fiscal 2009.

EXECUTIVE COMPENSATION

Summary Compensation Table—Fiscal 2007-2009

The following table sets forth information concerning compensation for services rendered to the Company by the Chief Executive Officer, or the CEO, the Executive Vice President, Finance and Administration, and the Company’s next three most highly compensated executive officers for fiscal years 2007, 2008 and 2009 by each of the named executive officers. Collectively, these are the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (4)	Total ($)
James A. Bianco, M.D.	2009	650,000	—	11,275,903	—	—	81,127	12,007,030
Chief Executive Officer	2008	650,000	362,793	57,000	—	216,645	219,718	1,506,156
	2007	650,000	487,500	531,657	373,766	—	154,881	2,197,804

Louis A. Bianco	2009	330,000	—	4,512,112	—	—	13,249	4,855,361
Executive Vice President, Finance and Administration	2008	330,000	99,000	28,500	—	66,000	16,472	539,972
	2007	330,000	148,500	167,038	95,656	—	16,622	757,816

Daniel G. Eramian	2009	315,000	—	3,382,770	—	—	315	3,698,085
Executive Vice President, Corporate Communications	2008	315,000	78,750	28,500	—	63,000	518	485,768
	2007	315,000	141,750	151,805	86,147	—	3,091	697,793

Craig W. Philips President	2009	402,000	—	6,765,543	—	—	14,775	7,182,318
	2008	167,500	22,344	147,500	23,147	44,656	—	405,147

Jack W. Singer, M.D.	2009	340,000	—	4,512,112	—	—	40,490	4,892,602
Executive Vice President, Chief Medical Officer	2008	340,000	85,000	28,500	—	68,000	46,748	568,248
	2007	340,000	153,000	167,038	95,656	—	55,369	811,063

(1)	As noted above, at the time this Annual Report on 10-K was filed with the SEC, the named executive officers’ incentives for fiscal 2009 under the cash incentive program had not been determined. When these amounts have been determined, the Company will file a report with the SEC on Form 8-K in accordance with SEC rules that provides the incentive amounts and a new total compensation figure for each of the named executive officers. Please see the Compensation Discussion and Analysis above for a description of the cash incentive program for the named executive officers for fiscal 2009. The target and maximum amounts for each named executive officer’s fiscal 2009 incentive opportunity are reported in the “Grants of Plan-Based Awards” table below.
(2)	In accordance with recent changes in the SEC’s disclosure rules, the amounts reported in the “Stock Awards” and “Option Awards” columns of the table above for fiscal 2009 reflect the fair value on the grant date of the stock awards (including restricted stock, stock bonuses and the December 2009 Performance Awards) and option awards, respectively, granted to the Company’s Named Executive Officers during fiscal 2009. These values have been determined under generally accepted accounting principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts reported above, please see the discussion of equity awards contained in Note 13, Stock-Based Compensation.

Under generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to the Company’s employees and directors is generally recognized over the vesting periods applicable to the awards. The SEC’s disclosure rules previously required that the Company present stock award and option award information for 2008 and 2007 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year the Company could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, the recent changes in the SEC’s disclosure rules require that the Company now present the stock award and option award amounts in the applicable columns of the table above with respect to fiscal years 2008 and 2007 on a similar basis as the fiscal 2009 presentation using the grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock award and option awards in fiscal years 2008 and 2007 differ from the amounts previously reported in the Company’s Summary Compensation Table for these years. As a result, each named executive officer’s total compensation amounts for fiscal years 2008 and 2007 also differ from the amounts previously reported in the Company’s Summary Compensation Table for these years.

(3)	The amounts reported in the “Stock Awards” column of the table above for fiscal 2009 and fiscal 2007 include the grant date fair value of performance-based stock awards (including the December 2009 Performance Awards) granted to the named executive officers in each of these years based on the probable outcome (as of the grant date) of the performance-based conditions applicable to the awards, as determined under generally accepted accounting principles. The following table presents the aggregate grant date fair value of the December 2009 Performance Awards included in the “Stock Awards” column for each of these years and the aggregate grant date value of these awards assuming that the highest level of performance conditions will be achieved. The balance of the amounts reported in the “Stock Awards” column above for fiscal 2009 is the grant date fair value of the stock bonuses awarded in July and November 2009 based on 500% and 1,000% increases in the value of a share of the Company’s common stock over the per-share closing price of a share of Company common stock of $0.14 on March 23, 2009.

	2007 Performance Awards		2009 Performance Awards
Name	Aggregate Grant Date Fair Value (Based on Probable Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)	Aggregate Grant Date Fair Value (Based on Probable Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)
James A. Bianco, M.D.	2,419	456,019	4,528,069	14,821,909
Louis A. Bianco	726	151,926	1,841,415	6,015,644
Daniel G. Eramian	605	151,805	1,358,421	4,446,573
Craig W. Philips	—	—	2,716,842	8,893,145
Jack W. Singer, M.D.	726	151,926	1,841,415	6,015,644

(4)	The following table provides detail on the amounts reported in the “All Other Compensation” column of the table above for each named executive officer:

Name	Tax Gross-ups ($)		Insurance Premiums ($)	401(k) Match ($)	Other Personal Benefits ($)(7)		Total ($)
James A. Bianco, M.D.	4,912	(1)	50,759	—	25,456	(5)	81,127
Louis A. Bianco	3,490	(2)	6,084	3,675	—		13,249
Daniel G. Eramian	315	(3)	—	—	—		315
Craig W. Philips	—		—	3,675	11,100	(6)	14,775
Jack W. Singer, M.D.	10,265	(4)	26,550	3,675	—		40,490

(1)	This amount represents tax reimbursements for taxable compensation related to health and disability premiums. These tax reimbursements were terminated in fiscal 2009.
(2)	This amount represents tax reimbursements for taxable compensation related to disability and life insurance premiums. These tax reimbursements were terminated in fiscal 2009.
(3)	This amount represents tax reimbursements for taxable compensation related to tax preparation fees. These tax reimbursements were terminated in fiscal 2009.
(4)	This amount represents tax reimbursements for taxable compensation related to tax preparation fees and health and disability insurance premiums. These tax reimbursements were terminated in fiscal 2009.
(5)	This amount includes $20,735 for family member’s travel on commercial aircraft and $4,721 for health club dues.
(6)	This amount includes $9,000 for automobile allowance and $2,100 for tax preparation fees.
(7)	Certain named executive officers were accompanied by spouses or other family members on trips using chartered aircraft where the use of the chartered aircraft was primarily for business purposes. In those cases, there was no incremental cost to the Company of having additional passengers on the chartered aircraft, and as a result, no amount is reflected in this table with respect to this benefit.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to the Company’s named executive officers for the fiscal years indicated above. The primary elements of each named executive officer’s total compensation reported in the table are base salary, an annual bonus, and long-term equity incentives consisting of awards of restricted stock and restricted stock units. Named executive officers also received the other benefits listed in the “All Other Compensation” column of the Summary Compensation Table, as further described in the footnotes to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of the equity awards granted in fiscal 2009, provides information regarding the long-term equity incentives awarded to the named executive officers in fiscal 2009. The Outstanding Equity Awards at Fiscal Year-End and Option Exercises and Stock Vested tables provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards. The “Potential Payments upon Termination or Change in Control” section provides information on the benefits the named executive officers may be entitled to receive in connection with certain terminations of their employment and/or a change in control of the Company.

Description of Employment Agreements—Cash Compensation

In December 2008, the Company entered into an employment agreement with Dr. Bianco that replaced his original employment agreement entered into in 2005. The employment agreement has a two-year term. The agreement provides that Dr. Bianco will receive an initial annualized base salary of $650,000, subject to review by the Compensation Committee. Based on its review, the Compensation Committee may increase (but not reduce) the base salary level. The agreement also provides for annual bonuses for Dr. Bianco with a target annual bonus of at least 50% of his base salary and for an additional bonus to be paid if certain “stretch” performance goals established by the Compensation Committee for the applicable year are achieved. The agreement also provides for Dr. Bianco to participate in the Company’s usual benefit programs for senior executives, payment by the Company of premiums for universal life insurance with a coverage amount of not less than $5,000,000 (up to an annual limit of $41,500, subject to adjustment) and certain other personal benefits set forth in the agreement. Provisions of Dr. Bianco’s agreement relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below under the applicable sections of this Annual Report on Form 10-K.

In April 2008, the Company entered into an employment agreement with Mr. Philips. The employment agreement does not have a specified term. The agreement provides that Mr. Philips will receive an initial annualized base salary of $402,000, subject to annual review by the Compensation Committee, and will be eligible to receive an annual bonus, with the target annual bonus being 40% of his base salary. The agreement also provides for Mr. Philips to participate in the Company’s usual benefit programs for senior executives and to receive an auto allowance of $750 per month. Provisions of Mr. Philips’ agreement relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below under the applicable sections of this Annual Report on Form 10-K.

Grants of Plan-Based Awards—Fiscal 2009

The following table presents information regarding the incentive awards granted to the named executive officers for fiscal 2009.

Name/Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James A. Bianco, M.D.
Annual Bonus	N/A	—	325,000	812,500	—	—	—	—	—	—	—
Stock Bonus	3/25/09	—	—	—	—	—	—	2,896,557	—	—	695,174
Stock Bonus	7/31/09	—	—	—	—	—	—	2,149,658	—	—	3,181,494
Stock Bonus	11/10/09	—	—	—	—	—	—	2,900,168	—	—	2,871,166
Performance Award(3)	12/15/09	—	—	—	—	880,501	—	—	—	—	—
Performance Award(4)	12/15/09	—	—	—	—	1,174,002	—	—	—	—	—
Performance Award(5)	12/15/09	—	—	—	—	1,761,003	—	—	—	—	—
Performance Award(6)	12/15/09	—	—	—	—	3,522,006	—	—	—	—	—
Performance Award(7)	12/15/09	—	—	—	—	2,641,504	—	—	—	—	—
Performance Award(8)	12/15/09	—	—	—	—	1,761,003	—	—	—	—	—
Performance Award(9)	12/15/09	—	—	—	—	4,109,007	—	—	—	—	—
Performance Award(10)	12/15/09	—	—	—	—	4,402,507	—	—	—	—	4,528,069

Louis A. Bianco
Annual Bonus	N/A	—	99,000	247,500	—	—	—	—	—	—	—
Stock Bonus	3/25/09	—	—	—	—	—	—	868,967	—	—	208,552
Stock Bonus	7/31/09	—	—	—	—	—	—	875,981	—	—	1,296,452
Stock Bonus	11/10/09	—	—	—	—	—	—	1,177,468	—	—	1,165,693
Performance Award(3)	12/15/09	—	—	—	—	358,071	—	—	—	—	—
Performance Award(4)	12/15/09	—	—	—	—	475,471	—	—	—	—	—
Performance Award(5)	12/15/09	—	—	—	—	716,141	—	—	—	—	—
Performance Award(6)	12/15/09	—	—	—	—	1,426,412	—	—	—	—	—
Performance Award(7)	12/15/09	—	—	—	—	1,068,342	—	—	—	—	—
Performance Award(8)	12/15/09	—	—	—	—	716,141	—	—	—	—	—
Performance Award(9)	12/15/09	—	—	—	—	1,667,083	—	—	—	—	—
Performance Award(10)	12/15/09	—	—	—	—	1,790,353	—	—	—	—	1,841,415

Name/Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Daniel G. Eramian
Annual Bonus	N/A	—	94,500	236,250	—	—	—	—	—	—	—
Stock Bonus	3/25/09	—	—	—	—	—	—	868,967	—	—	208,552
Stock Bonus	7/31/09	—	—	—	—	—	—	644,897	—	—	954,448
Stock Bonus	11/10/09	—	—	—	—	—	—	870,050	—	—	861,350
Performance Award(3)	12/15/09	—	—	—	—	264,150	—	—	—	—	—
Performance Award(4)	12/15/09	—	—	—	—	352,201	—	—	—	—	—
Performance Award(5)	12/15/09	—	—	—	—	528,301	—	—	—	—	—
Performance Award(6)	12/15/09	—	—	—	—	1,056,602	—	—	—	—	—
Performance Award(7)	12/15/09	—	—	—	—	792,451	—	—	—	—	—
Performance Award(8)	12/15/09	—	—	—	—	528,301	—	—	—	—	—
Performance Award(9)	12/15/09	—	—	—	—	1,232,702	—	—	—	—	—
Performance Award(10)	12/15/09	—	—	—	—	1,320,752	—	—	—	—	1,358,421

Craig W. Philips
Annual Bonus	N/A	—	160,800	402,000	—	—	—	—	—	—	—
Stock Bonus	3/25/09	—	—	—	—	—	—	1,737,934	—	—	417,104
Stock Bonus	7/31/09	—	—	—	—	—	—	1,289,795	—	—	1,908,897
Stock Bonus	11/10/09	—	—	—	—	—	—	1,740,101	—	—	1,722,700
Performance Award(3)	12/15/09	—	—	—	—	528,301	—	—	—	—	—
Performance Award(4)	12/15/09	—	—	—	—	704,401	—	—	—	—	—
Performance Award(5)	12/15/09	—	—	—	—	1,056,602	—	—	—	—	—
Performance Award(6)	12/15/09	—	—	—	—	2,113,203	—	—	—	—	—
Performance Award(7)	12/15/09	—	—	—	—	1,584,903	—	—	—	—	—
Performance Award(8)	12/15/09	—	—	—	—	1,056,602	—	—	—	—	—
Performance Award(9)	12/15/09	—	—	—	—	2,465,404	—	—	—	—	—
Performance Award(10)	12/15/09	—	—	—	—	2,641,504	—	—	—	—	2,716,842

Jack W. Singer, M.D.
Annual Bonus	N/A	—	102,000	255,000	—	—	—	—	—	—	—
Stock Bonus	3/25/09	—	—	—	—	—	—	868,967	—	—	208,552
Stock Bonus	7/31/09	—	—	—	—	—	—	875,981	—	—	1,296,452
Stock Bonus	11/10/09	—	—	—	—	—	—	1,177,468	—	—	1,165,693
Performance Award(3)	12/15/09	—	—	—	—	358,071	—	—	—	—	—
Performance Award(4)	12/15/09	—	—	—	—	475,471	—	—	—	—	—
Performance Award(5)	12/15/09	—	—	—	—	716,141	—	—	—	—	—
Performance Award(6)	12/15/09	—	—	—	—	1,426,412	—	—	—	—	—
Performance Award(7)	12/15/09	—	—	—	—	1,068,342	—	—	—	—	—
Performance Award(8)	12/15/09	—	—	—	—	716,141	—	—	—	—	—
Performance Award(9)	12/15/09	—	—	—	—	1,667,083	—	—	—	—	—
Performance Award(10)	12/15/09	—	—	—	—	1,790,353	—	—	—	—	1,841,415

(1)	This column reflects the December 2009 Performance Awards granted to each named executive officer. As described in the Compensation Discussion and Analysis above, these awards will be payable in shares of the Company’s common stock if certain performance goals are achieved on or before December 31, 2011, with the number of shares payable upon achievement of the related performance goal to be determined by multiplying the payout percentage that has been assigned by the Compensation Committee to that goal for purposes of the named executive officer’s award by the number of shares of the Company’s common stock issued and outstanding at the time the Compensation Committee certifies that the particular goal has been achieved. For each award, the “Target” column reflects the number of shares that would be issued upon timely achievement of the related performance goal based on the applicable payout percentage and the number of shares of the Company’s common stock issued and outstanding on December 15, 2009. The actual number of shares issued for each award upon timely achievement of the related performance goal may be different from the number reported in the table above depending on the number of shares of the Company’s common stock issued and outstanding at the time the Compensation Committee certifies that the goal has been achieved.

(2)	The amounts reported in this column reflect the fair value of these awards on the grant date as determined under the generally accepted accounting principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, please see footnote (2) to the Summary Compensation Table. With respect to equity incentive plan awards, this column reflects the grant date fair value of such awards based on the probable outcome (as of the grant date) of the performance-based conditions applicable to the awards, as determined under generally accepted accounting principles.
(3)	The vesting of these awards is subject to the Company’s obtaining MAA approval of OPAXIO on or before December 31, 2011.
(4)	The vesting of these awards is subject to the Company’s obtaining NDA approval of OPAXIO on or before December 31, 2011.
(5)	The vesting of these awards is subject to achievement by the Company of fiscal year sales equal to or greater than $50 million on or before December 31, 2011.
(6)	The vesting of these awards is subject to achievement by the Company of fiscal year sales equal to or greater than $100 million on or before December 31, 2011.
(7)	The vesting of these awards is subject to the Company’s obtaining NDA approval of pixantrone on or before December 31, 2011.
(8)	The vesting of these awards is subject to achievement by the Company of break-even cash flow in the fourth quarter of fiscal 2010.
(9)	The vesting of these awards is subject to achievement by the Company of earnings per share results in any fiscal year equal to or greater than $0.05 per share of Company common stock on or before December 31, 2011.
(10)	The vesting of these awards is subject to the Company’s achievement of a price per share of the Company’s common stock equal to $2.94 on or before December 31, 2011.

Description of Plan-Based Awards

Each of the “Non-Equity Incentive Plan Awards” reported in the Grants of Plan-Based Awards Table was granted under the Company’s 2009 annual incentive program. The material terms of these annual incentive awards are described in the Compensation Discussion and Analysis above.

Each of the equity awards reported in the table above was granted under the 2007 Equity Plan. The 2007 Equity Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the 2007 Equity Plan provisions and make all required determinations under the 2007 Equity Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 2007 Equity Plan are generally only transferable to a beneficiary of a named executive officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the 2007 Equity Plan document, are not made for value.

Under the terms of the 2007 Equity Plan, if there is a change in control of the Company, each named executive officer’s outstanding awards granted under the 2007 Equity Plan will generally become fully vested and, in the case of options, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities or property) of the outstanding awards. Any options that become vested in connection with a change in control generally must be exercised prior to the change in control, or they may terminate or be terminated in such circumstances.

Restricted Stock.    The awards granted in March 2009 reported in the table above represent grants of restricted stock to each of the named executive officers. Each of these awards is scheduled to vest in three equal installments, with the first installment vesting six months after the grant date and the second and third installments vesting on the first and second anniversaries of the grant date. Prior to the time the shares become vested, the named executive officer generally does not have the right to dispose of the restricted shares, but does have the right to vote and receive dividends (if any) paid by the Company in respect of the restricted shares.

Stock Bonuses.    The awards granted in July 2009 and November 2009 reported in the table above represent grants of fully-vested shares to each of the named executive officers. These grants were made in connection with the appreciation of the Company’s stock price to specified levels as described in the Compensation Discussion and Analysis above.

Performance Awards.    The awards granted in December 2009 reported in the table above represent the December 2009 Performance Awards. These awards represent a contractual right to receive shares of the Company’s common stock upon vesting of the award. See the Compensation Discussion and Analysis above for a description of the performance and other vesting conditions applicable to the awards and the footnotes to the table above for the number of shares that would be payable upon vesting of the awards granted to the named executive officers. The named executive officer does not have the right to vote or dispose of the awards or any other shareholder rights with respect to the awards.

Outstanding Equity Awards at Fiscal 2009 Year-End

The following table presents information regarding the outstanding equity awards held by each of the Company’s named executive officers as of December 31, 2009, including the vesting dates for the portions of these awards that had not vested as of that date.

Name	Grant Date	Option Awards					Stock Awards
		Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Unites of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
James A. Bianco, M.D	11/30/2000	7,500	—		1,718.80	11/30/2010	—		—	—		—
	11/30/2001	6,250	—		1,091.80	11/30/2011	—		—	—		—
	7/30/2002	2,994	—		139.40	7/30/2012	—		—	—		—
	12/3/2002	4,750	—		379.80	12/3/2012	—		—	—		—
	12/11/2003	3,125	—		324.00	12/11/2013	—		—	—		—
	12/14/2005	6,250	—		94.40	12/14/2015	—		—	—		—
	1/18/2007	4,000	2,000	(2)	68.00	1/18/2017	—		—	—		—
	12/27/2007	10,000	—		18.90	12/27/2017	—		—	—		—
	12/27/2007	—	—		—	—	—		—	24,000	(3)	27,360
	3/25/2009	—	—		—	—	1,931,038	(4)	2,201,383	—		—
	12/15/09	—	—		—	—	—		—	20,364,749	(5)	23,215,814

Louis A. Bianco	11/30/2000	750	—		1,718.80	11/30/2010	—		—	—		—
	11/30/2001	1,033	—		1,091.80	11/30/2011	—		—	—		—
	7/30/2002	701	—		139.40	7/30/2012	—		—	—		—
	12/3/2002	1,115	—		379.80	12/3/2012	—		—	—		—
	12/11/2003	1,486	—		324.00	12/11/2013	—		—	—		—
	7/14/2005	3,750	—		111.20	7/14/2015	—		—	—		—
	12/14/2005	3,000	—		94.40	12/14/2015	—		—	—		—
	6/22/2006	750	—		56.80	6/22/2016	—		—	—		—
	1/18/2007	1,167	583	(2)	68.00	1/18/2017	—		—	—		—
	12/27/2007	3,600	—		18.90	12/27/2017	—		—	—		—
	12/27/2007	—	—		—	—	—		—	8,000	(3)	9,120
	3/25/2009	—	—		—	—	579,311	(4)	660,415	—		—
	12/15/2009	—	—		—	—	—		—	8,263,956	(5)	9,420,910

Daniel G. Eramian	3/31/2006	2,375	—		76.40	3/31/2016	—		—	—		—
	6/22/2006	750	—		56.80	6/22/2016	—		—	—		—
	1/18/2007	1,000	500	(2)	68.00	1/18/2017	—		—	—		—
	12/27/2007	3,600	—		18.90	12/27/2017	—		—	—		—
	12/27/2007	—	—		—	—	—		—	8,000	(3)	9,120
	3/25/2009	—	—		—	—	579,311	(4)	660,415	—		—
	12/15/2009	—	—		—	—	—		—	6,109,425	(5)	6,964,744

Craig W. Philips	6/5/2008	5,000	10,000	(6)	5.80	6/5/2018	—		—	—		—
	6/5/2008	—	—		—	—	16,667	(7)	18,999	—		—
	3/25/2009	—	—		—	—	1,158,622	(4)	1,320,829	—		—
	12/15/2009	—	—		—	—	—		—	12,218,849	(5)	13,929,488

Jack W. Singer, M.D.	11/30/2000	1,750	—		1,718.80	11/30/2010	—		—	—		—
	11/30/2001	1,875	—		1,091.80	11/30/2011	—		—	—		—
	7/30/2002	767	—		139.40	7/30/2012	—		—	—		—
	12/3/2002	2,000	—		379.80	12/3/2012	—		—	—		—
	12/11/2003	1,875	—		324.00	12/11/2013	—		—	—		—
	7/14/2005	3,750	—		111.20	7/14/2015	—		—	—		—
	12/14/2005	3,000	—		94.40	12/14/2015	—		—	—		—
	6/22/2006	750	—		56.80	6/22/2016	—		—	—		—
	1/18/2007	1,167	583	(2)	68.00	1/18/2017	—		—	—		—
	12/27/2007	3,600	—		18.90	12/27/2017	—		—	—		—
	12/27/2007	—	—		—	—	—		—	8,000	(3)	9,120
	3/25/2009	—	—		—	—	579,311	(4)	660,415	—		—
	12/15/2009	—	—		—	—	—		—	8,263,956	(5)	9,420,910

(1)	The dollar amounts shown in these columns are determined by multiplying the applicable number of shares or units by $1.14 (the closing price of the Company’s common stock on the last trading day of fiscal 2009).
(2)	These option grants vest over three years, with one-third of the grant vesting on each of January 18, 2008, January 18, 2009 and January 18, 2010, subject to continued service with the Company.
(3)	One-half of the shares subject to these grants will vest if the Company obtains FDA approval of OPAXIO prior to December 31, 2010, subject to continued service with the Company. The remaining one-half of the shares will not vest due to the divestiture of Zevalin (the shares would have vested if the Company had obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010).
(4)	These shares vest over two years, with 1/3 of the shares vesting on each of September 25, 2009, March 25, 2010 and March 25, 2011, subject to continued service with the Company.
(5)	These entries reflect the December 2009 Performance Awards that will be payable in shares of the Company’s common stock if certain performance goals (identified above in the footnotes to the Grants of Plan-Based Awards table) are achieved on or before December 31, 2011, with the number of shares payable upon achievement of the related performance goal to be determined by multiplying the payout percentage that has been assigned by the Compensation Committee to that goal for purposes of the named executive officer’s award by the number of shares of the Company’s common stock issued and outstanding at the time the Compensation Committee certifies that particular goal has been achieved. The table above reports the aggregate number of shares that would be issued upon timely achievement of all of the performance goals based on the applicable payout percentages and the number of shares of the Company’s common stock issued and outstanding on December 31, 2009. The actual number of shares issued for each award upon timely achievement of the related performance goal may be different from the number reported in the table above depending on the number of shares of the Company’s common stock issued and outstanding at the time the Compensation Committee certifies that the goal has been achieved.
(6)	This option grant vests over three years, with one-third of the grant vesting on each of April 26, 2009, April 26, 2010 and April 26, 2011, subject to continued service with the Company.
(7)	The shares subject to this grant vest over three years, with 17,334 shares having vested on April 26, 2009, 8,333 shares vesting on April 26, 2010 and 8,333 shares vesting on April 26, 2011, subject to continued service with the Company.

Option Exercises and Stock Vested—Fiscal 2009

The following table presents information regarding the vesting during fiscal 2009 of stock awards previously granted by the Company to the named executive officers. No executive officer exercised any stock options granted by the Company during fiscal 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
James A. Bianco, M.D.	—	—	6,165,345	7,416,404
Louis A. Bianco	—	—	2,418,105	2,904,569
Daniel G. Eramian	—	—	1,879,603	2,258,221
Craig W. Philips	—	—	3,701,542	4,439,260
Jack W. Singer, M.D.	—	—	2,418,105	2,904,569

(1)	The dollar amounts shown in this column for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of the Company’s common stock on the vesting date.

Potential Payments upon Termination or Change in Control

The following section describes the benefits that may become payable to the named executive officers in connection with a termination of their employment and/or a change in control of the Company.

James A. Bianco, M.D.    Pursuant to his employment agreement described above, if Dr. Bianco’s employment is terminated by the Company without cause or if he resigns for good reason (as the terms “cause” and “good reason” are defined in the agreement), he will receive the following severance benefits: (i) cash severance equal to two years of his base salary, (ii) reimbursement for up to two years by the Company for COBRA premiums to continue his medical coverage and that of his eligible dependents, (iii) continued payment for up to two years by the Company of premiums to maintain life insurance paid for by the Company at the time of his termination, and (iv) a cash payment for the value of his accrued and unpaid vacation. In addition, Dr. Bianco would be entitled to accelerated vesting of all of his then-outstanding and unvested stock-based compensation, and his outstanding stock options would remain exercisable for a period of two years following the severance date. In the event of a change of control of the Company, if Dr. Bianco is terminated without cause or resigns for good reason, he will receive cash severance in the form of a lump sum payment equal to two years of his base salary, plus an amount equal to the greater of the average of his three prior years’ bonuses or thirty percent of his base salary, as well as the benefits described in clauses (ii) through (iv) above. Dr. Bianco’s right to receive these severance benefits is conditioned upon his executing a release of claims in favor of the Company and complying with certain restrictive covenants set forth in the agreement. Further, if the Company is required to restate financials due to its material noncompliance with any financial reporting requirement under the U.S. securities laws during any period for which Dr. Bianco was chief executive officer of the Company or Dr. Bianco acts in a manner that would have constituted cause for his termination had he been employed at the time of such act, Dr. Bianco will not be entitled to any severance benefits that have not been paid, and will be required to repay any portion of the severance to the Company that has already been paid. The agreement further provides that if there is a change of control of the Company during Dr. Bianco’s employment with the Company, all of his then-outstanding and unvested stock-based compensation will fully vest and all outstanding stock options will remain exercisable for a period of two years following Dr. Bianco’s severance date. In addition, in the event that Dr. Bianco’s benefits under the agreement are subject to the excise tax imposed under Section 280G of the Internal Revenue Code, or Section 280G, the Company will make an additional payment to him so that the net amount of such payment (after taxes) he receives is sufficient to pay the excise tax due.

Craig W. Philips.    Pursuant to his employment agreement described above, if Mr. Philips’ employment is terminated by the Company without cause or if he resigns for good cause (as the terms “cause” and “good cause” are defined in the agreement), he will receive the following severance benefits: (i) cash severance equal to 18 months of his base salary, (ii) reimbursement for up to 18 months by the Company for COBRA premiums to continue his health coverage and that of his eligible dependents, and (iii) a cash payment for the value of his accrued and unpaid vacation. In addition, Mr. Philips would be entitled to accelerated vesting of any portion of his then-outstanding and unvested stock-based compensation that was scheduled to vest within one year following the date of his termination. If a change in control of the Company occurs and, within 12 months following the change in control, Mr. Philips’ employment is terminated by the Company without cause or Mr. Philips voluntarily resigns for any reason, he would be entitled to accelerated vesting of all of his then-outstanding and unvested stock-based compensation in addition to the benefits described in clauses (i) through (iii) above. Mr. Philips’ right to receive these severance benefits is conditioned upon his executing a release of claims in favor of the Company and complying with certain restrictive covenants set forth in the agreement.

If Mr. Philips’ employment is terminated on account of disability, in addition to any short-term or long-term disability benefits he may be entitled to under any Company group disability plans, the Company will pay Mr. Philips a pro rata share of his target bonus for the year in which his termination occurs, and the Company will also pay Mr. Philips’ COBRA premiums for the period of time he is eligible for COBRA.

Other Named Executive Officers.    The Company has entered into severance agreements with each of Mr. Bianco, Dr. Singer and Mr. Eramian. These agreements provide that in the event the executive is discharged from employment by the Company without cause or resigns for good reason (as each such term is defined in the agreements), he will receive the following severance benefits: (i) cash severance equal to 18 months of his base salary, plus an amount equal to the greater of the average of his three prior years’ bonuses or thirty percent of his base salary, (ii) reimbursement for up to 18 months by the Company for COBRA premiums to continue his medical coverage and that of his eligible dependents, (iii) continued payment for up to 18 months by the Company of premiums to maintain life insurance paid for by the Company at the time of his termination, and (iv) a cash payment for the value of his accrued and unpaid vacation. In addition, the executive would be entitled to accelerated vesting of all of his then-outstanding and unvested stock-based compensation, and his outstanding stock options would remain exercisable for a period of 21 months following the severance date. In addition, in the event that the executive’s benefits under the agreement are subject to the excise tax imposed under Section 280G, the Company will make an additional payment to him so that the net amount of such payment (after taxes) he receives is sufficient to pay the excise tax due. The executive’s right to receive these severance benefits is conditioned upon his executing a release of claims in favor of the Company and not breaching his inventions and proprietary information agreement with the Company.

Quantification of Severance and Change in Control Benefits.    The tables below quantify the benefits that would have been payable to each of the named executive officers if the executive’s employment had terminated under the circumstances described above and/or a change in control of the Company had occurred on December 31, 2009. The first table presents the benefits the executive would have received if such a termination had occurred outside of the context of a change in control. The second table presents the benefits the executive would have received if such a termination occurred in connection with a change in control.

Severance Benefits (Outside of Change of Control)

Name	Cash Severance ($)(1)	Continuation of Health/Life Benefits ($)(2)		Cash-Out of Accrued and Unpaid Vacation ($)	Equity Acceleration ($)(3)	Total ($)
James A. Bianco, M.D.	1,300,000	154,704		213,357	25,444,557	27,112,618
Louis A. Bianco	625,900	48,960		38,075	10,090,444	10,803,379
Daniel G. Eramian	587,725	39,852		36,345	7,634,279	8,298,201
Craig W. Philips	603,000	46,314	(4)	25,704	14,599,403	15,274,421
Jack W. Singer, M.D.	639,200	46,962		39,229	10,090,444	10,815,835

(1)	For Dr. Bianco and Mr. Philips, this amount represents two years and 18 months of the executive’s base salary, respectively. For each of the other named executive officers, this amount represents the sum of (i) 18 months of the executive’s base salary, and (ii) the greater of the executive’s average annual bonus for the preceding three years or 30% of the executive’s base salary.
(2)	This amount represents the aggregate estimated cost of the premiums that would be charged to continue health coverage for the applicable period pursuant to COBRA for the executive and his eligible dependents (to the extent that such dependents were receiving health benefits as of December 31, 2009). For Dr. Bianco, this amount also includes the cost of continued payment by the Company of his life insurance premiums for two years. For each of the other named executive officers, except for Mr. Philips, this amount also includes the cost of continued payment by the Company of their life insurance premiums for 18 months.
(3)	This amount represents the intrinsic value of the unvested portions of the executive’s awards that would have accelerated on a termination of the executive’s employment as described above. For options, this value is calculated by multiplying the amount (if any) by which $1.14 (the closing price of the Company’s common stock on the last trading day of fiscal 2009) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option. For restricted stock awards and the December 2009 Performance Awards, this value is calculated by multiplying $1.14 by the number of shares subject to the accelerated portion of the award, based in the case of the December 2009 Performance Awards on the applicable payout percentage and the number of shares of the Company’s common stock issued and outstanding on the last trading day of fiscal 2009. As noted above, each executive would have been entitled to full acceleration of his then-outstanding equity awards on such a termination, except that Mr. Philips would have been entitled to accelerated vesting with respect to any portion of his then-outstanding equity awards that were scheduled to vest within one year of his termination. Dr. Bianco’s stock options would also remain exercisable for two years following his termination, subject to earlier termination at the end of the maximum term of the option or in connection with a change in control of the Company.
(4)	As noted above, if Mr. Philips’ employment terminated due to disability, he would be entitled to continued payment of his COBRA premiums for the period of time he is eligible for COBRA and a pro rata share of his target bonus for the year in which his termination occurs.

Change of Control Severance Benefits

Name	Cash Severance ($)(1)	Continuation of Health Benefits ($)(2)	Cash-Out of Accrued and Unpaid Vacation ($)	Equity Acceleration ($)(3)	Section 280G Gross-Up ($)(4)	Total ($)
James A. Bianco, M.D.	1,825,646	154,704	213,357	20,397,641	8,690,642	31,281,990
Louis A. Bianco	625,900	48,960	38,075	8,038,032	3,481,671	12,232,638
Daniel G. Eramian	587,725	39,852	36,345	6,120,204	2,621,179	9,405,305
Craig W. Philips	603,000	46,314	25,704	12,241,167	5,175,986	18,092,171
Jack W. Singer, M.D.	639,200	46,962	39,229	8,038,032	3,454,322	12,217,745

(1)	For each of the named executive officers, except for Mr. Philips, this amount represents the sum of (i) 18 months of the executive’s base salary (or, in the case of Dr. Bianco, two years of his base salary), and (ii) the greater of the executive’s average annual bonus for the preceding three years or 30% of the executive’s base salary. For Mr. Philips, this amount represents 18 months of his base salary.
(2)	See footnote (2) to the table above.
(3)	See footnote (3) to the table above. Dr. Bianco would be entitled to full acceleration of his outstanding equity awards on a change in control without regard to whether his employment terminates. Each of the other executives would be entitled to full acceleration of his outstanding equity awards on a termination of his employment in the circumstances described above. The values reported in this column are lower than the values reported in the corresponding column of the Severance Benefits (Outside of Change of Control) table above because, as noted in the discussion of the December 2009 Performance Awards in the Compensation Discussion and Analysis above, the vesting of the portion of these awards related to the Share Appreciation Goal upon a change in control of the Company will be determined based on the Company’s stock price at the time of the change in control. If a change in control had occurred on December 31, 2009, the Share Appreciation Goal portion of these awards would not have vested based on the $1.14 per-share closing price of the Company’s common stock on that date and would have been cancelled on that date.
(4)	For purposes of this calculation, the Company has assumed that the executive’s outstanding equity awards would be accelerated and, in the case of options, terminated in exchange for a cash payment upon a change in control that triggered excise taxes under Sections 280G and 4999 of the Internal Revenue Code. As noted above, the severance agreements for each of the named executive officers other than Mr. Philips and the award agreements for the December 2009 Performance Awards for each of the executives (including Mr. Philips) provide for a Section 280G gross-up payment.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Table

The following table presents information regarding the compensation paid for fiscal 2009 to members of the Board of Directors who are not also employees of the Company (referred to herein as “non-employee directors”). The compensation paid to Dr. Bianco and Dr. Singer, who are also employed by the Company, for fiscal 2009 is presented above in the Summary Compensation Table and the related explanatory tables. Dr. Bianco and Dr. Singer are generally not entitled to receive additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John H. Bauer	120,500	1,194,175	16,758	—	—	—	1,331,433
Vartan Gregorian, Ph.D.	104,250	1,194,175	16,758	—	—	—	1,315,183
Richard L. Love	119,750	1,194,175	16,758	—	—	—	1,330,683
Mary O. Mundinger, Dr. PH	102,500	1,194,175	16,758	—	—	—	1,313,433
Phillip M. Nudelman, Ph.D.	166,000	1,780,562	16,758	—	—	—	1,963,320
Frederick W. Telling, Ph.D.	138,750	1,194,175	16,758	—	—	—	1,349,683

(1)	The amounts reported in the “Stock Awards” and “Option Awards” columns of the table above reflect the fair value on the grant date of the stock awards and option awards, respectively, granted to the Company’s non-employee directors during fiscal 2009 as determined under generally accepted accounting principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts reported above, please see the discussion of equity awards contained in Note 13, Stock-Based Compensation.
(2)	The table below presents the number of outstanding and unexercised option awards and the number of shares subject to unvested stock awards (including the December 2009 Performance Awards) held by each of the Company’s non-employee directors as of December 31, 2009. This table includes the December 2009 Performance Awards granted to each of the non-employee directors under the Company’s equity grant program. As described in the Compensation Discussion and Analysis above, these awards will be payable in shares of the Company’s common stock if certain performance goals are achieved on or before December 31, 2011, with the number of shares payable upon achievement of the related performance goal to be determined by multiplying the payout percentage that has been assigned by the Compensation Committee to that goal for purposes of the non-employee director’s award by the number of shares of the Company’s common stock issued and outstanding at the time that particular goal is achieved. The table below reflects the aggregate number of shares that would be issued upon timely achievement of all of the performance goals based on the applicable payout percentages and the number of shares of the Company’s common stock issued and outstanding on December 31, 2009. The actual number of shares issued for each award upon timely achievement of the related performance goal may be different from the number reported in the table above depending on the number of shares of the Company’s common stock issued and outstanding at the time the goal is achieved.

Director	Number of Shares Subject to Outstanding Options as of 12/31/09	Number of Unvested Restricted Shares/Units as of 12/31/09
John H. Bauer	35,400	2,410,644
Vartan Gregorian, Ph.D.	36,525	2,410,644
Richard L. Love	35,400	2,410,744
Mary O. Mundinger, Dr. PH	36,875	2,410,644
Phillip M. Nudelman, Ph.D.	36,773	3,611,869
Frederick W. Telling, Ph.D.	35,100	2,410,644

(3)	On April 1, 2009, Dr. Nudelman was granted an award of 482,759 shares of common stock and each of the other non-employee directors was granted an award of 321,839 shares. These awards had a grant date fair value of $173,793 and $115,862, respectively. On July 31, 2009, Dr. Nudelman was granted an award of 322,449 shares of common stock and each of the other non-employee directors was granted an award of 214,966 shares. These awards had a grant date fair value of $477,225 and $318,150, respectively. On November 13, 2009, Dr. Nudelman was granted an award of 435,025 shares of common stock and each of the other non-employee directors was granted an award of 290,017 shares. These awards had a grant date fair value of $428,935 and $285,957, respectively.

On October 20, 2009, each of the non-employee directors was granted an award of 20,000 restricted shares and an option to purchase 30,000 shares pursuant to the Company’s non-employee director compensation program described below. Each of the restricted stock awards had a grant date fair value of $21,400, and each of the options had a grant date fair value of $16,758.

On December 15, 2009, each of the non-employee directors was granted a December 2009 Performance Award under the Company’s equity grant program. See footnote (2) above for a description of the December 2009 Performance Awards. The award granted to each non-employee director had an aggregate grant date fair value of $452,807, except that the award granted to Dr. Nudelman had an aggregate grant date fair value of $679,210.

See footnote (1) above for the assumptions used to value each of these awards.

Non-Employee Director Compensation

Equity Grants.    Under the Company’s Revised Director Compensation Policy, as approved by the Board effective July 1, 2009, the Company’s non-employee directors receive compensation as follows: (i) each new non-employee director is granted 108,000 shares of restricted stock and options to purchase 36,000 shares of the Company’s common stock upon joining the Board, each such grant to vest over three years in substantially equal annual installments, subject to the non-employee director’s continued service to the Company through the applicable vesting date; and (ii) on the date of each Annual Meeting, each continuing non-employee director is granted an award of 20,000 shares of restricted stock and an option to purchase 30,000 shares of the Company’s common stock, each such grant to vest in full upon the earlier of (x) the one-year anniversary of the date of grant, and (y) the date immediately preceding the date of the Annual Meeting for the year following the year of grant for the award, subject to the non-employee director’s continued service to the Company through the vesting date.

As described in the “Equity Awards Approved in Fiscal 2009” section of the Compensation Discussion and Analysis above, the Company granted stock bonuses to the named executive officers during fiscal 2009 in connection with the Company’s stock price attaining certain levels of appreciation, and in December 2009, the Compensation Committee approved the grants of the December 2009 Performance Awards to the named executive officers that will be payable in fully vested shares of Company common stock if the Company achieves certain financial and operational performance goals. Each of the non-employee directors also received grants of stock bonuses on three occasions during fiscal 2009 in connection with the Company attaining certain levels of stock price appreciation. In December 2009, the Board of Directors approved the grant to each non-employee director of a December 2009 Performance Award that will be payable in fully vested shares of the Company’s common stock upon the achievement of the performance goals identified for the named executive officers’ awards in the Compensation Discussion and Analysis above, subject to the goal’s being achieved before December 31, 2011 and the director’s continued service with the Company. The number of shares that will be payable in respect of each award will be determined based on the applicable payout percentage assigned to that particular goal and the number of the Company’s issued and outstanding shares at the time the goal is achieved.

Retainers and Meeting Fees.    In addition, non-employee directors are entitled under the Revised Director Compensation Policy to annual retainers and fees for attending Board and committee meetings as set forth in the following table:

		Meeting Fees ($)
	Annual Cash Retainer ($)	Board	Committee
Board Member, other than Chairman of the Board	40,000	2,750
Chairman of the Board	75,000	2,750
Audit Committee Member			1,250
Audit Committee Chair	12,500		1,250
Compensation Committee Member			1,250
Compensation Committee Chair	12,500		1,250
Nominating and Governance Committee Member			1,250
Nominating and Governance Committee Chair	12,500		1,250

Prior to July 2009, the annual retainers for the Chairman of the Board and the other Board members were $52,500 and $25,000, respectively, and the annual retainers for the committee chairs were $10,000. The fees for attending Board and committee meetings were $2,000 and $1,000, respectively.

All non-employee directors are also reimbursed for their expenses incurred in attending Board meetings and committee meetings, as well as other Board-related travel expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding beneficial ownership of common stock as of February 1, 2010, by (1) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock, (2) each of the Company’s directors, (3) each of the Company’s principle executive officer, or the PEO, principal financial officer, or the PFO,, and the three most highly compensated executive officers other than the PEO and PFO who were still serving as executive officers as of December 31, 2009, and (4) all directors and executive officers as a group:

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Shares Subject to Convertible Securities(3)	Percentage Ownership(2)
James A. Bianco, M.D.**(4)	4,604,850	46,869	*
John H. Bauer**(5)	793,547	5,400	*
Louis A. Bianco(6)	2,151,054	17,935	*
Daniel G. Eramian(6)	1,798,720	8,225	*
Vartan Gregorian, Ph.D.**(5)	899,797	6,525	*
Richard L. Love**(7)	1,516,212	5,100	*
Mary O. Mundinger, DrPH**(5)	860,063	6,875	*
Phillip M. Nudelman, Ph.D.**(5)	1,163,079	6,773	*
Craig W. Philips(8)	3,544,397	5,000	*
Jack W. Singer, M.D.**(6)	2,161,696	21,117	*
Frederick W. Telling, Ph.D.**(5)	898,185	5,100	*
All directors and executive officers as a group (11 persons)(9)	20,391,600	134,919	3.3%

*	Less than 1%
**	Denotes director of the Company
(1)	The address of the individuals listed is 501 Elliott Avenue West, Suite 400, Seattle, Washington 98119.
(2)	Beneficial ownership generally includes voting or investment power with respect to securities and is calculated based on 615,643,575 shares of the Company’s common stock outstanding as of February 1, 2010. This table is based upon information supplied by officers, directors and other investors including information from Schedules 13D, 13G and 13F and Forms 3 and 4 filed with the SEC. Shares of common stock subject to options, warrants or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of February 1, 2010, are deemed outstanding for computing the percentage of the person holding the option, warrant or convertible security but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned.
(3)	Shares subject to convertible securities included in this column reflects all options, warrants and convertible debt held by the holder exercisable within 60 days after February 1, 2010. These shares are also included in the column titled “Number of Shares Beneficially Owned.”
(4)	Number of shares beneficially owned includes 1,955,038 shares of unvested restricted stock, 24,000 of which have contingent vesting terms. Of these contingent shares, 12,000 shares will vest if the Company obtains FDA approval of OPAXIO prior to December 31, 2010 and 12,000 shares will not vest due to the divestiture of Zevalin (such shares would have vested if the Company had obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010). Includes 20 shares held by Dr. Bianco’s wife and two shares held by Dr. Bianco’s wife as custodian.
(5)	Number of shares beneficially owned includes 20,000 shares of unvested restricted stock.
(6)

Number of shares beneficially owned includes 587,311 shares of unvested restricted stock, 8,000 of which have contingent vesting terms. Of these contingent shares, 4,000 shares will vest if the Company obtains FDA approval of OPAXIO prior to December 31, 2010 and 4,000 will not vest due to the divestiture of

Zevalin (such shares would have vested if the Company had obtained a specific annual net sales threshold for Zevalin prior to December 31, 2010). Includes 1,118 shares held by Mr. Bianco in trust for his children.

(7)	Number of shares beneficially owned includes 20,100 shares of unvested restricted stock.
(8)	Number of shares beneficially owned includes 1,175,288 shares of unvested restricted stock.
(9)	Number of shares beneficially owned includes 5,012,359 shares of unvested restricted stock for all directors and executive officers as a group, of which 48,000 shares are contingent and would vest as described in the above footnotes.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans as of December 31, 2009, including the 2007 Equity Plan, 1994 Equity Incentive Plan and the ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plans Approved by Shareholders(1)	622,250	(2)	$80.17	1,474,591
Plan Not Approved by Shareholders	—		$—	—
Totals	622,250		$80.17	1,474,591

(1)	All of the shares reported in Column (c) were available for issuance under the ESPP. As described above, the Compensation Committee approved the December 2009 Performance Awards under the 2007 Equity Plan that would be payable in shares of the Company’s common stock upon satisfaction of the performance and other requirements imposed on the award. Columns (a) and (b) of this table are presented without giving effect to the December 2009 Performance Awards as the number of shares that would be issuable in payment of these awards depends on the Company’s total issued and outstanding shares at the time of payment and was therefore not determinable as of December 31, 2009. Column (c) is presented after giving effect to the December 2009 Performance Awards (assuming the performance goals applicable to these awards were achieved). As of December 31, 2009, 36,078,425 shares of the Company’s common stock were available for award grant purposes under the 2007 Equity Plan (before giving effect to the December 2009 Performance Awards) and all of these shares would have been used to pay the December 2009 Performance Awards if the performance goals applicable to these awards had been achieved. If the December 2009 Performance Awards become payable and sufficient shares are not available under the 2007 Equity Plan (after reserving sufficient shares to cover the other awards then outstanding under the 2007 Equity Plan), the number of shares payable with respect to the December 2009 Performance Awards will be proportionately reduced such that the share limits of the 2007 Equity Plan will not be exceeded.
(2)	Of these shares, 582,496 were subject to options then outstanding under the 2007 Equity Plan, and 39,754 were subject to options then outstanding under the 1994 Equity Incentive Plan. The Company’s authority to grant new awards under the 1994 Equity Incentive Plan has terminated.

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

Certain Transactions with Related Persons

In May 2007, we formed Aequus Biopharma, Inc., or Aequus, a majority owned subsidiary of which our ownership was approximately 69% as of December 31, 2009. We entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology which Aequus will continue to develop. The Genetic Polymer technology may speed the manufacture, development, and commercialization of follow-on and novel protein-based therapeutics.

In May 2007, we also entered into an agreement to fund Aequus in exchange for a convertible promissory note that becomes due and payable in five years and earns interest at a rate of 6% per annum. The note can be converted into equity at any time prior to its maturity upon CTI’s demand, or upon other triggering events. The number of shares of Aequus equity securities to be issued upon conversion of this note is equal to the quotient obtained by dividing (i) the outstanding balance of the note by (ii) 100% of the price per share of the equity securities. We funded Aequus $0.6 million, $0.3 million and $0.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, we entered into a services agreement to provide certain administrative and research and development services to Aequus. The amounts charged for these services, if unpaid by Aequus within 30 days, will be considered additional principal advanced under the promissory note.

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

We own 4.5% of the equity of DiaKine Therapeutics, Inc., or DiaKine. Louis A. Bianco currently serves on the Board of Directors of DiaKine and Jack W. Singer, M.D. recently resigned from the Board of Directors of DiaKine. In 2005, we entered into a license agreement with DiaKine for the exclusive license of Lisofylline material to DiaKine. In connection with the license agreement, we also entered into a joint representation letter with DiaKine and a law firm for legal services provided by the law firm with respect to the Lisofylline material. Pursuant to the license agreement, DiaKine agreed to pay all fees of legal services provided by the law firm with respect to the Lisofylline material. Pursuant to the joint representation letter, we agreed to be jointly responsible to the law firm with DiaKine for the payment of such fees to the law firm. In 2009, DiaKine failed to pay certain amounts payable to the law firm pursuant to the joint representation letter. In February, 2010, we severed the joint representation letter with DiaKine and paid the outstanding third-party payables owed to the law firm in the amount of $206,000. In connection, DiaKine issued to us an unregistered convertible subordinated note due February 2013 in the amount of $206,000. The note is convertible into equity of DiaKine upon the occurrence of certain events, including certain financings of DiaKine and a sale of DiaKine.

In July 2007, we acquired Systems Medicine, Inc., or SMI, a privately-held oncology company. SMI continues to operate as our wholly-owned subsidiary. Richard L. Love previously owned shares of SMI. His shares were exchanged in July 2007 for shares of our common stock and a contingent right to receive future earn out payments in connection with our acquisition of SMI. The contingent right to future earn out payments was satisfied by immediate payment to Mr. Love of shares of our common stock in November 2009 and we registered those shares and voting agreement.

Phillip M. Nudelman serves on the Board of Directors of OptiStor Technologies, Inc. (OptiStor). We made payments of $0.8 million to OptiStor for hardware and software in 2009.

Corey Masten-Legge, a stepson of James A. Bianco, M.D., is employed as a corporate attorney in our legal department. Mr. Masten-Legge earned approximately $150,000 in base salary and bonus in 2009.

Director Independence

The Board of Directors has adopted standards concerning director independence which meet the NASDAQ independence standards and, with respect to the Audit Committee, the rules of the SEC.

The Company, the Nominating and Governance Committee and the Board of Directors are involved in the process for determining the independence of acting directors and director nominees. The Company solicits relevant information from directors and director nominees via a questionnaire, which covers material relationships, compensatory arrangements, employment and any affiliation with the Company. In addition to reviewing information provided in the questionnaire, the Company asks the Company’s executive officers on an annual basis regarding their awareness of any existing or currently proposed transactions, arrangements or understandings involving the Company in which any director or director nominee has or will have a direct or indirect material interest. The Company shares its findings with the Nominating and Governance Committee and the Board of Directors regarding the NASDAQ and SEC independence requirements and any information regarding the director or director nominee that suggest that such individual is not independent. The Board of Directors discusses all relevant issues, including consideration of any transactions, relationships or arrangements which are not required to be disclosed under Item 404(a) of Regulation S-K, prior to making a determination with respect to the independence of each director.

In making independence determinations, the following relationships were considered:

•

Mr. Love served in previous years in an executive position and was a consultant in the first quarter of 2008 at Translational Genomics Research Institute (TGen), a non-profit biomedical research institute, and was a consultant in the first quarter of 2008. The Company made payments to TGen in 2009 for services related to clinical trials for brostallicin, however the amounts fall within NASDAQ prescribed limits.

•

Dr. Nudelman serves on the Board of Directors of the Hope Heart Institute and Dr. Nudelman’s son, Mark Nudelman, serves as its President and Chief Executive Officer. The Company made a charitable donation to the Hope Heart Institute in 2009, however the amount falls within NASDAQ prescribed limits.

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

Other than as described above, in 2009, there were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the Board of Directors in determining that the applicable independence standards were met by each of the directors.

Item 14.	Principal Accounting Fees and Services

The following table provides the aggregate fees billed for professional services rendered by our principal accountants during each of the past two fiscal years ended December 31:

	Stonefield Josephson, Inc.
Services Rendered	2009	2008
Audit Fees (1)	$521,000	$680,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.
(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.
(4)	Other Fees. There were no other fees for services not included above.

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

(iii)	Exhibits

Exhibit Number	Exhibit Description	Location
2.1	Agreement and Plan of Merger by and between Cell Therapeutics, Inc. and Novuspharma, S.p.A., dated as of June 16, 2003.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003 (Commission No. 001-12465).

2.2	Acquisition Agreement by and among Cell Therapeutics, Inc., Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005

2.3	Acquisition Agreement among Cell Therapeutics, Inc., Cactus Acquisition Corp., Saguaro Acquisition Company LLC, Systems Medicine, Inc. and Tom Hornaday and Lon Smith dated July 24, 2007.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007.

2.4†	Purchase and Formation Agreement by and among Cell Therapeutics, Inc., Spectrum Pharmaceuticals, Inc. and RIT Oncology, LLC, dated as of November 26, 2008.

Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on December 19, 2008.

The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A description of the omitted schedules appears in the Table of Exhibits of Exhibit 2.1. The Registrant hereby agrees to furnish a copy of any omitted schedule to the Commission upon request.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008.

Exhibit Number	Exhibit Description	Location
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009.

3.3	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to the exhibits to the Registrant’s Form 8-K, filed on December 28, 2009.

3.6	Second Amended and Restated Bylaws.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010.

4.1	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as trustee, dated June 23, 2003.	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 6, 2003.

4.2	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated April 27, 2006.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 28, 2006.

4.3	Indenture between Cell Therapeutics, Inc. and U.S. Bank National Association as Trustee, dated December 12, 2007.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on December 13, 2007.

4.4	Form of Warrant issued July 27, 2007.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007.

4.5	Form of Warrant issued December 3, 2007.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on December 3, 2007.

4.6	Form of Warrant issued December 21, 2007.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on December 27, 2007.

4.7	Form of Warrant issued March 4, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on March 5, 2008

4.8	Class B Common Stock Purchase Warrant, dated April 13, 2009.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

4.9	Common Stock Purchase Warrant, dated April 13, 2009.	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2009.

Exhibit Number	Exhibit Description	Location
4.10	Common Stock Purchase Warrant, dated May 11, 2009.	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2009.

4.11	Form of Common Stock Purchase Warrant, dated July 28, 2009.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009

4.12	Form of Common Stock Purchase Warrant, dated July 28, 2009.	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2009.

4.13	Form of Common Stock Purchase Warrant, dated August 19, 2009.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009.

4.14	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to the exhibits to the Registrant’s Form 8-K, filed on December 28, 2009.

4.15	Form of Common Stock Purchase Warrant, dated January 19, 2010	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 19,2010.

10.1	Sublease Agreement between F5 Networks, Inc. and the Registrant, dated March 30, 2001, as amended April 13, 2001.	Incorporated by reference to the exhibits to the Registrant’s amended Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on April 30, 2002 (Commission No. 001-12465).

10.2	Third Amendment to Sublease Agreement between F5 Networks, Inc. and the Registrant, dated December 22, 2005.	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

10.3	Lease agreement between Elliott Park LLC and the Registrant, dated August 20, 2002.	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003 (Commission No. 001-12465).

10.4*	Employment Agreement between Cell Therapeutics, Inc. and James A. Bianco, dated as of December 31, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 6, 2009.

10.5*	Form of Strategic Management Team Severance Agreement.	Incorporated by reference to the exhibits to the Registrant’s amended Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.

10.6*	Form of Amendment to Strategic Management Team Severance Agreement.	Incorporated by reference to the exhibits to the Registrant’s amended Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.

10.7*	Severance Agreement and General Release between Cell Therapeutics, Inc. and Scott Stromatt, dated April 3, 2008.	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008.

Exhibit Number	Exhibit Description	Location
10.8*	Employment Agreement between Cell Therapeutics, Inc. and Craig Philips, dated April 23, 2008	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 18, 2008.

10.9*	Consulting Agreement between Cell Therapeutics, Inc. and Craig Philips, dated April 23, 2008.	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 18, 2008.

10.10*	Amendment to Employment Agreement between Cell Therapeutics, Inc. and Craig Philips, dated December 31, 2008.	Incorporated by reference to the exhibits to the Registrant’s amended Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.

10.11*	Form of Indemnification Agreement.	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (Commission No. 001-12465).

10.12*	Form of Italian Indemnity Agreement	Incorporated by reference to the exhibits to the Registrant’s Form 8-K, filed on December 17, 2009.

10.13*	1994 Equity Incentive Plan, as amended.	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, filed on July 24, 2002.

10.14*	2007 Employee Stock Purchase Plan, as amended and restated.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on October 23, 2009.

10.15*	Form of Notice of Grant of Stock Options and Option Agreement for option grants under the Registrant’s 2007 Equity Incentive Plan, as amended.	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.

10.16*	2007 Equity Incentive Plan, as amended and restated.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on October 23, 2009.

10.17*	Form of Notice of Grant of Award and Award Agreement for grants of restricted stock under the Registrant’s 2007 Equity Incentive Plan, as amended.	Incorporated by reference to exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 4, 2005.

10.18*	Cell Therapeutics, Inc. Novuspharma S.p.A. Stock Option Plan.	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, filed on February 13, 2004.

10.19*	Form of Nonqualified Stock Option Agreement for option grants under the Registrant’ s Novuspharma S.p.A. Stock Option Plan.	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 10, filed on April 29, 1996.

10.20*	Revised Director Compensation Policy.	Filed herewith.

Exhibit Number	Exhibit Description	Location
10.21*	English Translation of Severance Agreement, dated May 13, 2009.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 20, 2009.

10.22*	Form of Equity/Long-Term Incentive Award Agreement for Directors, dated December 15, 2009.	Filed herewith.

10.23*	Form of Equity/Long-Term Incentive Award Agreement for Employees, dated December 15, 2009.	Filed herewith.

10.24†	License Agreement between Cell Therapeutics, Inc. and PG-TXL Company, dated as of November 13, 1998.	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999 (Commission No. 001-12465).

10.25†	Amendment No. 1 to the License Agreement between the Registrant and PG-TXL Company, L.P., dated as of February 1, 2006.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 7, 2006.

10.26†	Paclitaxel Purchase Agreement between Cell Therapeutics, Inc. and Natural Pharmaceuticals, Inc., dated as of September 28, 2001.	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001 (Commission No. 001-12465).

10.27	License and Co-Development Agreement by and among Cell Therapeutics, Inc., Cell Therapeutics Europe S.r.L. and Novartis International Pharmaceutical Ltd. dated September 15, 2006.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 18, 2006.

10.28†	Asset Purchase Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated August 15, 2007.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2007.

10.29	Security Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated December 21, 2007.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on December 31, 2007.

10.30†	Supply Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc. dated December 21, 2007.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on December 31, 2007.

10.31†	Isotope Agreement between Biogen Idec Inc. and MDS Nordion Inc., as amended by a first amendment on January 21, 2008 and a second amendment on March 16, 2001.	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 for registrant Biogen Idec Inc. (Commission No. 000-19311).

10.32†	Third Amendment to Agreement between Biogen Idec Inc. and MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc. dated November 12, 2001.	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for registrant Biogen Idec Inc. (Commission No. 000-19311).

Exhibit Number	Exhibit Description	Location
10.33†	Fourth Amendment to Agreement between Biogen Idec Inc., MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003.	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for registrant Biogen Idec Inc. (Commission No. 000-19311).

10.34†	Fifth Amendment to Agreement between Biogen Idec Inc., MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003.	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for registrant Biogen Idec Inc. (Commission No. 000-19311).

10.35	First Amendment to Asset Purchase Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc., dated December 9, 2008.	Incorporated by reference to the exhibits to the Registrant’s amended Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.

10.36	Amended and Restated Security Agreement between Cell Therapeutics, Inc. and Biogen Idec Inc., dated December 15, 2008.	Incorporated by reference to the exhibits to the Registrant’s amended Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.

10.37	Access Agreement between Cell Therapeutics, Inc. and Bayer Schering AG, dated June 16, 2008.	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2008, filed on August 18, 2008.

10.38	Second Amendment to the Acquisition Agreement, dated as of August 6, 2009, by and among the Registrant and each of Tom Hornaday and Lon Smith, in their capacities as Stockholder Representatives.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 7, 2009.

10.39	Form of Exchange Agreement between Cell Therapeutics, Inc. and certain other parties thereto, dated December 12, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 13, 2007.

10.40	Form of Securities Purchase Agreement and between the Corporation and the investors signatory thereto, dated December 20, 2007.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 27, 2007.

10.41	Form of Exchange Agreement between Cell Therapeutics, Inc. and certain other parties thereto, dated February 13, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 19, 2008.

10.42	Form of Purchase Agreement between Cell Therapeutics, Inc. and certain other parties thereto, dated March 3, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 5, 2008.

10.43	Form of Purchase Agreement between Cell Therapeutics, Inc. and the investor signatory thereto, dated April 29, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 2, 2008.

10.44	Amendment of Securities Purchase Agreement and Series B Unit Purchase Warrant, dated June 10, 2008.	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on June 13, 2008.

Exhibit Number	Exhibit Description	Location
10.45	Second Amendment of Securities Purchase Agreement and Series B Unit Purchase Warrant, dated July 23, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 25, 2008.

10.46	Securities Purchase Agreement between Cell Therapeutics, Inc. and Midsummer Investment, Ltd., dated July 29, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 30, 2008.

10.47	Amendment Agreement to Securities Purchase Agreement between Cell Therapeutics, Inc. and Midsummer Investment, Ltd., dated August 6, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 6, 2008.

10.48	Termination of Securities Purchase Agreement between Cell Therapeutics, Inc. and Midsummer Investment, Ltd., dated March 5, 2009.	Incorporated by reference to the exhibits to the Registrant’s amended Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.

10.49	Securities Purchase Agreement between Cell Therapeutics, Inc. and Enable Growth Partners LP, dated September 15, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 17, 2008.

10.50	Securities Purchase Agreement between Cell Therapeutics, Inc. and BAM Opportunity Fund LP, dated October 21, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

10.51	Securities Purchase Agreement between Cell Therapeutics, Inc. and BAM Opportunity Fund LP, dated December 4, 2008.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on December 8, 2008.

10.52	Letter Agreement with Midsummer Investment, Ltd., SCO Capital Partners, LLC, Context Opportunistic Master Fund, LP, Context Capital Management, LLC, ALTMA Fund SICAV PLC in Respect of the Grafton Sub Fund, Rockmore Investment Mater Fund Ltd., TRUK Opportunity Fund, LLC, TRUK International Fund, LP, McMahan Securities Co., L.P., Tewksbury Investment Fund Ltd., Whitebox Hedged High Yield Partners, LP and Whitebox Combined Partners, LP, dated January 29, 2009.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009.

10.53	Letter Agreement with RHP Master Fund Ltd., dated February 4, 2009.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009.

10.54	Exchange Agreement, dated April 7, 2009, between the Registrant and Milfam I L.P.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 17, 2009.

10.55	Exchange Agreement, dated April 7, 2009, between the Registrant and CD Investment Partners Ltd.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 17, 2009.

10.56	Securities Purchase Agreement, dated April 13, 2009.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

Exhibit Number	Exhibit Description	Location
10.57	Securities Purchase Agreement, dated May 11, 2009.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 12, 2009.

10.58	Form of Securities Purchase Agreement.	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 26, 2010.

Cell Therapeutics, Inc.

By:	/s/ James A. Bianco
James A. Bianco, M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Bianco and Louis A. Bianco, and each of them his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment of post-effective amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip M. Nudelman Phillip M. Nudelman, Ph.D.	Chairman of the Board and Director	February 26, 2010

/s/ James A. Bianco James A. Bianco, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ John H. Bauer John H. Bauer	Director	February 26, 2010

/s/ Vartan Gregorian Vartan Gregorian, Ph.D.	Director	February 26, 2010

/s/ Richard L. Love Richard Love	Director	February 26, 2010

/s/ Mary O. Mundinger Mary O. Mundinger, Dr PH	Director	February 26, 2010

/s/ Jack W. Singer Jack W. Singer, M.D.	Director	February 26, 2010

/s/ Frederick W. Telling Frederick Telling, Ph.D.	Director	February 26, 2010