Form 10-Q
period 2010-03-31
CELL THERAPEUTICS INC
filed 2010-05-06
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2010
Common Stock, no par value	656,297,333

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,511	$37,811
Prepaid expenses and other current assets	5,081	4,354

Total current assets	46,592	42,165
Property and equipment, net	4,034	3,430
Goodwill	17,064	17,064
Other assets	7,841	6,936

Total assets	$75,531	$69,595

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,143	$7,297
Accrued expenses	12,679	14,807
Current portion of deferred revenue	80	80
Current portion of long-term obligations	1,219	1,312
4% convertible senior subordinated notes	40,363	40,363

Total current liabilities	61,484	63,859
Deferred revenue, less current portion	219	239
Long-term obligations, less current portion	1,632	1,861
7.5% convertible senior notes	10,130	10,102
5.75% convertible senior notes	11,778	11,677

Total liabilities	85,243	87,738

Commitments and contingencies

Common stock purchase warrants	450	626

Shareholders’ deficit:
Common stock, no par value:
Authorized shares - 800,000,000 Issued and outstanding shares - 615,423,905 (unaudited) and 590,282,575 at March 31, 2010 and December 31, 2009, respectively	1,471,497	1,418,931
Accumulated other comprehensive loss	(8,122)	(8,412)
Accumulated deficit	(1,473,280)	(1,429,083)

Total CTI shareholders’ deficit	(9,905)	(18,564)
Noncontrolling interest	(257)	(205)

Total shareholders’ deficit	(10,162)	(18,769)

Total liabilities and shareholders’ deficit	$75,531	$69,595

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
License and contract revenue	$20	$20

Total revenues	20	20

Operating expenses, net:
Research and development	7,360	7,956
Selling, general and administrative	18,417	8,874
Gain on sale of investment in joint venture	—	(10,244)

Total operating expenses, net	25,777	6,586

Loss from operations	(25,757)	(6,566)
Other income (expense):
Investment and other income, net	262	34
Interest expense	(787)	(1,617)
Amortization of debt discount and issuance costs	(215)	(4,851)
Foreign exchange gain (loss)	(475)	41
Make-whole interest expense	—	(6,345)
Gain on derivative liabilities, net	—	5,622
Equity loss from investment in joint venture	—	(1,204)
Settlement expense, net	—	(170)

Other expense, net	(1,215)	(8,490)

Net loss before noncontrolling interest	(26,972)	(15,056)
Noncontrolling interest	52	89

Net loss attributable to CTI	(26,920)	(14,967)
Gain on restructuring of preferred stock	—	2,116
Preferred stock dividends	—	(23)
Deemed dividends on preferred stock	(17,277)	(250)

Net loss attributable to CTI common shareholders	$(44,197)	$(13,124)

Basic and diluted net loss per common share	$(0.07)	$(0.05)

Shares used in calculation of basic and diluted net loss per common share	598,984	285,525

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(26,920)	$(14,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	215	4,851
Non-cash gain on derivative liabilities	—	(5,622)
Gain on sale of equity investment in joint venture	—	(10,244)
Depreciation and amortization	483	580
Equity-based compensation expense	7,751	506
Equity loss from investment in joint venture	—	1,204
Noncontrolling interest	(52)	(89)
Other	(120)	24
Changes in operating assets and liabilities:
Restricted cash	—	6,640
Accounts receivable, net	—	982
Prepaid expenses and other current assets	(742)	(1,067)
Other assets	(1,325)	(36)
Accounts payable	(123)	6,574
Accrued expenses	(2,168)	(8,445)
Other liabilities	(188)	(106)

Total adjustments	3,731	(4,248)

Net cash used in operating activities	(23,189)	(19,215)

Investing activities
Proceeds received from disposition of Zevalin to joint venture, net	—	6,844
Proceeds received from sale of investment in joint venture, net	—	5,686
Proceeds from maturities of securities available-for-sale	—	600
Proceeds from the sale of property and equipment	11	—
Purchases of property and equipment	(1,118)	—

Net cash provided by (used in) investing activities	(1,107)	13,130

Financing activities
Proceeds from issuance of Series 3 preferred stock and warrants, net of issuance costs	28,108	—
Cash paid for repurchase of shares in connection with taxes on restricted stock vesting	(589)	—
Payment of deemed dividends on conversion of preferred stock	—	(3,000)
Payment of dividends on preferred stock	—	(93)
Other	(4)	(115)

Net cash provided by (used in) financing activities	27,515	(3,208)

Effect of exchange rate changes on cash and cash equivalents	481	(31)
Net increase (decrease) in cash and cash equivalents	3,700	(9,324)
Cash and cash equivalents at beginning of period	37,811	10,072

Cash and cash equivalents at end of period	$41,511	$748

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$809	$6,757

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Exchange of Series A 3% convertible preferred stock for Series F preferred stock	$—	$151

Exchange of Series B 3% convertible preferred stock for Series F preferred stock	$—	$1,713

Exchange of Series C 3% convertible preferred stock for Series F preferred stock	$—	$3,221

Issuance of Series F preferred stock for Series A, B and C convertible preferred stock	$—	$3,931

Conversion of Series B 3% convertible preferred stock to common stock	$—	$2,317

Issuance of common stock in exchange for Series A 3% convertible preferred stock	$—	$509

Conversion of 10% convertible senior notes due 2011 to common stock	$—	$18,000

Conversion of 9% convertible senior notes to common stock	$—	$5,250

Conversion of Series 3 preferred stock to common stock	$27,761	$—

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics, an area with significant market opportunity that we believe is not adequately served by existing therapies. Subsequent to the closure of our Bresso, Italy operations in September 2009, our operations are now primarily conducted in the United States. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008 and in March 2009 we finalized the sale of our 50% interest in RIT Oncology to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. All of our current product candidates, including pixantrone, OPAXIO and brostallicin are under development.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration, or FDA, in the United States, by the European Agency for Evaluation of Medicinal Products, or EMEA, in Europe and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and involves expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or SEC. These unaudited financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include CTI Corporate Development, Inc., Systems Medicine LLC, or SM, CTI Commercial LLC and CTI Life Sciences Limited (from the date of formation in March 2009). CTI Life Sciences Limited opened a branch in Italy in December 2009. We also retain ownership of our Company branch, Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009.

As of March 31, 2010, we also had a 69% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, noncontrolling interest in Aequus (previously shown as minority interest) is reported below net loss in noncontrolling interest in the condensed consolidated statement of operations and shown as a component of equity in the condensed consolidated balance sheet.

Additionally, we held a 50% interest in RIT Oncology from the date of its formation in December 2008 to the sale of our interest in March 2009, which we accounted for using the equity method of accounting.

All intercompany transactions and balances are eliminated in consolidation.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. However, we have incurred losses since inception and expect to generate losses for the next few years primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. Our available cash and cash equivalents are $41.5 million as of March 31, 2010 and subsequent to period end we raised $20.0 million in gross proceeds from the issuance of 20,000 shares of our Series 4 preferred stock and warrants to purchase up to 20.0 million shares of our common stock in April 2010 (see Note 7, Subsequent Events).

If we are successful in exchanging for equity or restructuring our convertible notes due July 1, 2010, we expect our existing cash and cash equivalents, including these proceeds, to fund our presently anticipated operations through the first quarter of 2011. However, if we are not successful in exchanging our convertible notes due July 1, 2010, we expect that our existing cash and cash equivalents, including the cash received from the issuance of our Series 4 preferred stock and warrants, are not sufficient to fund our presently anticipated operations beyond the maturity date of our convertible notes due July 1, 2010. This raises substantial doubt about our ability to continue as a going concern.

We have commenced cost saving initiatives to reduce operating expenses, including the reduction of employees related to planned pixantrone operations as discussed in Note 7, Subsequent Events, and we continue to seek additional areas for cost reductions. However, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. We also intend to attempt to utilize the new Qualifying Therapeutic Discovery Project Credit related to life science companies, which may allow the Company to apply for grants in lieu of tax credits for years 2009 and 2010.

We have called a Special Meeting of Shareholders that is scheduled to be held on May 14, 2010 to ask our shareholders to approve proposals, including a proposal to increase our authorized shares of common and preferred stock from 810,000,000 to 1,210,000,000 shares. If our shareholders do not approve this proposal, then we will not be able to issue shares of our common stock or securities convertible for shares of our common stock, and thus, may not be able to raise additional capital. If our shareholders approve this proposal, our Board of Directors would have the option to issue such shares depending on our financial needs and the market opportunities if deemed to be in the best interest of shareholders. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Value Added Tax Receivable

Our European operations were subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $6.0 million and $6.3 million as of March 31, 2010 and December 31, 2009, respectively, of which $5.6 million and $5.9 million is included in other assets and $0.4 million and $0.4 million is included in prepaid expenses and other current assets as of March 31, 2010 and December 31, 2009, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments including interest and penalties for the years 2003 and 2005 are €0.5 million and €5.5 million, or approximately $0.7 million and $7.4 million as of March 31, 2010, respectively. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. As such, we have not booked an impairment to the carrying amount of our VAT receivable and we intend to vigorously defend ourselves against the assessments and have requested a dismissal on procedural grounds and merits of the case.

Net Loss Per Share

Basic net loss per common share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of March 31, 2010 and 2009, options, warrants, unvested share awards and rights, convertible debt and convertible preferred stock aggregating 40.3 million and 11.4 million common share equivalents, respectively, prior to the application of the treasury stock method for options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

New Accounting Standards

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

2. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our other comprehensive income or loss includes unrealized gains and losses on our securities available-for-sale and net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries. Total comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss before noncontrolling interest	$(26,972)	$(15,056)
Foreign currency translation gain (loss)	290	(208)
Net unrealized gain on securities available-for-sale	—	1

Comprehensive loss before noncontrolling interest	(26,682)	(15,263)
Noncontrolling interest	52	89

Comprehensive loss attributable to CTI	$(26,630)	$(15,174)

As of March 31, 2010 and December 31, 2009, cumulative foreign currency translation adjustments accounted entirely for the ending balances of accumulated other comprehensive loss.

3. Restructuring Activities

Italian Operations

In September 2009, we closed our Bresso, Italy operations. These operations were used primarily for pre-clinical research and were underutilized due to our current focused business model on the development of late-stage compounds and their commercialization. We have recorded restructuring charges related to this closure as discussed further below in accordance with ASC 420, Exit or Disposal Cost Obligations.

In May 2009, we entered into a severance agreement with the unions representing the employees of our Bresso, Italy operations. Employee separation costs associated with the reduction in force primarily relate to severance payments that we are paying over 42 months, with the majority of these payments made through the first 15 months. In addition, we entered into separate severance or termination agreements with four of our Bresso-based directors and have also completed severance agreements for the remaining two directors, which have been accrued for as of March 31, 2010. For the three months ended March 31, 2010, we did not incur any additional restructuring charges related to the closure of the Bresso operations. We may have additional adjustments to our employee termination benefit expense related to our estimate of amounts due under Italian labor laws. While we cannot predict additional amounts, if any, we do not expect to have material adjustments to this expense.

Our liability for restructuring activities is $1.3 million and is included in accrued expenses as of March 31, 2010. The following table summarizes the changes in the liability for restructuring activities during the three months ended March 31, 2010 (in thousands):

Employee Termination Costs
Balance at December 31, 2009	$1,531
Foreign currency adjustments	(80)
Cash payments	(195)

Balance at March 31, 2010	$1,256

4. Preferred Stock

Issuance of Series 3 Preferred Stock

In January 2010, we entered into a securities purchase agreement for the issuance of 30,000 shares of our Series 3 preferred stock, which was convertible into 24.7 million shares of our common stock and warrants to purchase up to 8.6 million shares of our common stock for gross proceeds of $30.0 million. Issuance costs related to this transaction were $2.2 million, including $0.2 million related to the placement agent warrants as discussed below. In January 2010 at the date of closing, all 30,000 shares of our Series 3 preferred stock were converted into 24.7 million shares of our common stock.

Each share of our Series 3 preferred stock was entitled to a liquidation preference equal to the stated value of such share of our Series 3 preferred stock plus any accrued and unpaid dividends. Our Series 3 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. It was convertible into our common stock, at the option of the holder, at a conversion price of $1.21375 per share, provided that no holder of Series 3 preferred stock could request a conversion of its shares if such conversion would have resulted in the holder and its affiliates owning 10% or more of our common stock. Our Series 3 preferred stock did not have voting rights except for limited protective provisions and except as otherwise required by law.

The warrants have an exercise price of $1.18 per share of our common stock, are exercisable immediately upon issuance and expire one year and one day after the date of issuance. We estimated the $7.1 million fair value of the warrants using the Black-Scholes pricing model.

Upon conversion of the Series 3 Preferred Stock, we recognized $17.3 million in deemed dividends on preferred stock related to the transaction, including $7.1 million resulting from the allocation of net proceeds to the warrants and $10.2 million related to the beneficial conversion feature on the 30,000 shares of our Series 3 preferred stock as the stock was converted immediately.

In connection with this offering, we also issued warrants to purchase 0.2 million shares of our common stock to the placement agent, which were estimated to have a fair value of $0.2 million using the Black-Scholes pricing model. These warrants have an exercise price of $1.517 per share, are exercisable immediately upon issuance and expire one year and one day after the date of issuance.

5. Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2010 and 2009, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$1,012	$185
Selling, general and administrative	6,739	321

Stock-based compensation expense included in operating expenses	$7,751	$506

For the three months ended March 31, 2010 and 2009, we incurred stock-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2010	2009
December 2009 performance awards	$7,176	$—
Restricted stock	538	433
Options	37	73

Total stock-based compensation expense	$7,751	$506

6. Legal Proceedings

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and on November 18, 2009, the Ninth Circuit Court of Appeals reversed the lower court and held that the False Claims Act did not preclude us from seeking recovery and bringing claims against The Lash Group, Inc. for their alleged violations. On December 1, 2009, the Lash Group, Inc. filed a petition for rehearing with the Ninth Circuit Court of Appeals, which was formally denied on January 6, 2010. The case has been remanded for trial in the District Court. A status conference was held on February 17, 2010, requesting the parties confer on pending motions and to set a trial schedule going forward. Motions opposing our supplemental disclosure of damages and requested leave to amend our complaint to broaden damages claims have been filed. On April 30, 2010 the District Court denied The Lash Group’s motion to strike CTI’s supplemental damages disclosure, and granted CTI’s amended motion for leave to amend the complaint to address damages related to claims already pleaded. A trial schedule has not yet been set. There is no guarantee that we will prevail at trial.

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On April 30, 2010, CONSOB notified us that it has begun the preliminary investigation for its decision on these administrative proceedings.

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

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments including interest and penalties for the years 2003 and 2005 are €0.5 million and €5.5 million, or approximately $0.7 million and $7.4 million as of March 31, 2010, respectively. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. As such, we have not booked an impairment to the carrying amount of our VAT receivable and we intend to vigorously defend ourselves against the assessments and have requested a dismissal on procedural grounds and merits of the case.

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan to compel us to source pixantrone from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. A supplemental hearing was held on April 12, 2010 regarding admission of evidence and testimony. The next hearing date is scheduled for November 11, 2010. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On March 12, 2010, a class action complaint was filed in the United States District Court for the Western District of Washington against the Company and certain of its officers and directors, styled Cyril Sabbagh, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-sv-00414), or the Sabbagh action. On March 19, 2010, a substantially similar class action complaint was filed in the same court, styled Michael Laquidari, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-cv-00480), or the Laquidari action. On March 31, 2010, a third substantially similar class action complaint was filed in the same court, styled William Snyder, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., James A. Bianco, Phillip M. Nudelman, Louis A. Bianco, John H. Bauer, Richard L. Love, Mary O. Mundinger, Jack W. Singer, Frederick W. Telling and Rodman & Renshaw, LLC (Case No. 2:10-cv-00559), or the Snyder action. The complaints allege that the defendants violated the federal securities laws by making certain alleged false and misleading statements. The plaintiffs in the Sabbagh and Laquidari actions seek unspecified damages on behalf of a putative class of purchasers of the Company’s securities from May 5, 2009 through February 8, 2010. The plaintiffs in the Snyder action seek unspecified damages on behalf of a putative class of purchasers of the Company’s securities from May 5, 2009 through March 19, 2010, including purchasers of securities issued pursuant to or traceable to the Company’s July 22, 2009, public offering.

On April 1, 2010, a shareholder derivative complaint was filed in the United States District Court for the Western District of Washington, derivatively on behalf of the Company against the members of its Board of Directors, styled Shackleton v. John A. Bauer, James A. Bianco, Vartan Gregorian, Richard L. Love, Mary O’Neil Mundinger, Phillip M. Nudelman, Jack W. Singer, and Frederick W. Telling (Case No. 2:10-cv-564). On April 5, 2010, and April 13, 2010, substantially similar derivative actions were filed in the same court, styled, respectively, Marbury v. James A. Bianco, et al. (Case No. 2:10-cv-00578) and Cyrek v. John H. Bauer, et al. (Case No. 2:10-cv-00625). The complaints allege that the defendants breached their fiduciary duties to the Company under Washington law by making or failing to prevent the disclosure of certain alleged false and misleading statements. The allegations in the shareholder derivative actions are substantially similar to those in the purported securities class actions.

All of the securities class actions and shareholder derivative lawsuits are pending before Judge Marsha J. Pechman in the Western District of Washington. Additional purported securities class actions and shareholder derivative lawsuits containing substantially similar allegations could be filed in the near future. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

7. Subsequent Events

On March 30, 2010, we entered into a securities purchase agreement, pursuant to which we agreed to issue in a registered offering an aggregate of 20,000 shares of our Series 4 preferred stock, no par value per share, initially convertible into 40.0 million shares of our common stock and warrants to purchase up to 20.0 million shares of our common stock for gross proceeds of $20.0 million. The warrants have an exercise price of $0.6029 per share of our common stock, exercisable six months and one day after the date of issuance and expire four years and one day after the date of issuance.

The transaction closed on April 6, 2010, and all 20,000 shares of the Series 4 preferred stock were converted into 40.0 million shares of our common stock upon closing.

        Each share of Series 4 preferred stock is entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 4 preferred stock is not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. The Series 4 preferred stock is convertible into common stock, at the option of the holder, at an initial conversion price of $0.50 per share, subject to a 4.99% blocker provision. A holder of Series 4 preferred stock may elect to increase the blocker provision to 9.99% by providing 61 days’ prior notice. The Series 4 preferred stock has no voting rights except for limited protective provisions and except as is otherwise required by law.

On April 12, 2010, we conducted an immediate reduction in force of 36 employees due to an implementation of a cost reduction plan. We estimate that the costs to be recorded for severance-related expenses resulting from the reduction in force will be approximately $0.4 million for the employees subject to the immediate reduction in force. We expect the estimated costs will be paid within 30 days after termination of the affected employees. These costs are associated with the severance benefits to be provided by the Company to each terminated employee.

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

We are currently focusing our efforts on pixantrone, OPAXIO™, brostallicin and novel bisplatinum analogues. As of March 31, 2010, we had incurred aggregate net losses of approximately $1.5 billion since inception. Unless we execute a partnership agreement for pixantrone with terms adequate to cover our operating expenses, we expect to generate losses from operations for the next few years.

Pixantrone

We are developing pixantrone, a novel aza-anthracenedione, for the treatment of non-Hodgkin’s lymphoma, or NHL, and various other hematologic malignancies, and solid tumors. Pixantrone was studied in our EXTEND, or PIX301, clinical trial, which was a phase III single-agent trial of pixantrone for patients with relapsed refractory aggressive NHL who received two or more prior therapies and who were sensitive to treatment with anthracyclines. In November 2008, we announced that this trial achieved the primary efficacy endpoint. Based on the outcome of the EXTEND trial and on the basis of pre-New Drug Application, or NDA, communication we received from the Food and Drug Administration, or FDA, relating to this phase III trial, we began a rolling NDA submission to the FDA in April 2009. We completed the submission in June 2009.

The FDA completed its inspection of the facility at NerPharMa (a pharmaceutical manufacturing company belonging to Nerviano Medical Sciences Srl, in Nerviano, Italy), which manufactures our drug, pixantrone, and found the site in compliance and acceptable for continued manufacturing of the drug product in early March 2010.

On March 22, 2010, the FDA’s Oncologic Drugs Advisory Committee, or ODAC, panel voted unanimously that the clinical trial data was not adequate to support approval of pixantrone for this patient population. In early April 2010, we received a Complete Response Letter from the FDA regarding our NDA for pixantrone and recommended that we design and conduct an additional trial to demonstrate the safety and effectiveness of pixantrone. Based on the FDA’s March 22, 2010 ODAC presentation, which provided ODAC and us with alternative options to consider to make investigational drugs available to patients if drugs need to be studied further prior to approval, we have decided to pursue an expanded access program for pixantrone while we conduct an additional study in aggressive NHL. Our plan is to request a meeting with the FDA on both the design of the follow-on study as well as expanded access program for patients in the United States who are not participating in our clinical trial.

The results of the EXTEND trial showed that patients randomized to treatment with pixantrone achieved a significantly higher rate of confirmed and unconfirmed complete remissions compared to patients treated with standard chemotherapy, had a significantly increased overall response rate and experienced a statistically significant improvement in median progression free survival. Pixantrone was safely administered at the proposed dose and schedule in the PIX301 clinical trial in heavily pre-treated patients. The most common (incidence greater than or equal to 10%) grade 3/4 adverse events reported for pixantrone-treated subjects across studies were neutropenia and leukopenia. Use of growth factor support was minimal. Other common adverse events (any grade) included infection, anemia, leukopenia, thrombocytopenia, asthenia, pyrexia and cough. Overall, the incidence of grade 3 or greater cardiac adverse events was 7% (5 patients) on the pixantrone arm and 2% (1 patient) on the comparator arm. There were an equal number of deaths due to an adverse event in both the pixantrone and comparator arm.

We also conducted the RAPID, or PIX203, phase II clinical trial study (CHOP-R vs. CPOP-R) in which pixantrone is substituted for doxorubicin in the CHOP-R regimen compared to the standard CHOP-R regimen in patients with aggressive NHL. An interim analysis of the RAPID trial, reported in July 2007, showed that to date, a majority of patients on both arms of the study achieved a major objective anti-tumor response (complete response or partial response). Patients on the pixantrone arm of the study had clinically significant less left ventricular ejection fraction (LVEF) drops, infections, and thrombocytopenia (a reduction in platelets in the blood), as well as significant reduction in febrile neutropenia. In early 2008, we closed enrollment on the RAPID trial because we had adequate sample size to demonstrate differences in cardiac events and other clinically relevant side effects between pixantrone and doxorubicin. The preliminary analysis of LVEF by Multigated Acquisition Scan, or MUGA, suggests that the patients in the pixantrone regimen (CPOP-R) experienced a lower incidence of >20% LVEF decline (2% vs. 13%) than patients in the doxorubicin control arm (CHOP-R). In addition, the preliminary analysis also suggests that grade 3/4 reductions in LVEF or symptomatic Congestive Heart Failure, or CHF, were lower in the pixantrone arm (CPOP-R) with no patients (0%) developing CHF in the pixantrone arm (CPOP-R) compared to 5% of the patients in the control arm (CHOP-R). Further the preliminary analysis suggests that grade 3/4 reductions in LVEF were also more frequent in the doxorubicin containing control arm (CHOP-R) at 10% compared to 2% in the pixantrone (CPOP-R) regimen. We expect to report results from the RAPID trial in the second half of 2010.

In line with our company values, we have already made pixantrone available on a compassionate use basis in Europe. In May 2009, we entered into an agreement with IDIS, Limited, or IDIS, to manage pixantrone as an investigational drug on a named-patient basis in Europe. Pixantrone is made available through IDIS to healthcare professionals for the treatment of individual patients with relapsing aggressive non-Hodgkin’s lymphoma.

In July 2009, we were notified by the EMEA that pixantrone is eligible to be submitted for a Marketing Authorization Application, or MAA, through the EMEA’s centralized procedure. The centralized review process provides for a single coordinated review for approval of pharmaceutical products that is conducted by the EMEA on behalf of all European Union, or EU, member states. The EMEA also designated pixantrone as a New Active Substance, or NAS; if approved, compounds designated as an NAS receive a 10-year market exclusivity period in EU member states. In September 2009, we applied to the EMEA for orphan drug designation for pixantrone, which was granted in December 2009. In September 2009, we also submitted a Pediatric Investigation Plan, or PIP, to the EMEA as part of the required filing process for approval of pixantrone for treating relapsed, refractory aggressive NHL in Europe. In April 2010, the EMEA recommended that we submit an updated PIP for pixantrone following discussions with us about the preclinical and clinical pixantrone data, including EXTEND, and the desire to explore the potential benefits pixantrone may offer to children with hematologic cancer. The initial PIP was withdrawn and we expect to submit a revised PIP to the EMEA by the end of the second quarter of 2010. We anticipate the formal MAA filing for pixantrone for the treatment of relapsed or refractory aggressive NHL in the second half of 2010.

OPAXIO

We are currently focusing our development of OPAXIO (paclitaxel poliglumex), which we have previously referred to as XYOTAX, as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients with more than 650 patients enrolled to date. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival and based on current enrollment and study duration, the interim analysis could be conducted as early as 2011. If successful, the Company could utilize those results to form the basis of its New Drug Application for OPAXIO.

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

We continue to monitor the use of OPAXIO in women with premenopausal levels of estrogen, regardless of age, who have advanced NSCLC with normal or poor performance status. We believe the lack of safe and effective treatment for women with advanced first-line NSCLC, who have premenopausal estrogen levels, represents an unmet medical need. Based on a pooled analysis of STELLAR 3 and 4 phase III trials for treatment of first-line NSCLC PS2 patients, we believe that there is a demonstrated statistically significant survival advantage among women receiving OPAXIO when compared to women or men receiving standard chemotherapy. A survival advantage for women over men also was demonstrated in a first-line phase II clinical trial of OPAXIO and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR 3 and 4 trials. In September 2007, we initiated our PGT307 trial which focuses exclusively on NSCLC in women with premenopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. Due to limited resources, we have suspended enrollment in this study.

Brostallicin

We are developing brostallicin through our wholly-owned subsidiary, Systems Medicine LLC, or SM, which holds worldwide rights to use, develop, import and export brostallicin. Brostallicin is a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. SM uses a genomic-based platform to guide the development of brostallicin. We expect to use that platform to guide the development of our licensed oncology products in the future. We also have a strategic affiliation with the Translational Genomics Research Institute, or TGen, and have the ability to use TGen’s extensive genomic platform and high throughput capabilities to target a cancer drug’s context-of-vulnerability, which is intended to guide clinical trials toward patient populations where the highest likelihood of success should be observed, thereby potentially lowering risk and shortening time to market.

The North Central Cancer Treatment Group, or NCCTG, plans to initiate a phase II study of brostallicin in combination with cisplatin in patients with metastatic triple-negative breast cancer, or mTNBC, in mid 2010. mTNBC is defined by tumors lacking expression of estrogen, progesterone receptors and without over-expression of HER2. Women with mTNBC have very limited effective treatments and based on the novel mechanism of action of brostallicin and the recognized activity of cisplatin in this disease, the combination of the two agents will be explored by the NCCTG. In addition to standard clinical efficacy measures, biological endpoints will also be evaluated to assist in understanding the specific activity brostallicin in this disease.

A phase II study of brostallicin in relapsed/refractory soft tissue sarcoma met its predefined activity and safety hurdles and resulted in a first-line phase II clinical trial study that is currently being conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and the EORTC conducted final data analysis in 2009. The EORTC trial demonstrated, in this hard to treat patient group, a modest level of clinical activity with an acceptable level of toxicity. No further development is planned in this indication. A multi-arm phase I combination study with brostallicin and other agents, including Avastin (bevacizumab), was completed in the first quarter of 2009. Brostallicin also has demonstrated synergy with new targeted agents as well as established treatments in preclinical trials.

Research and Preclinical Development

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

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. As described in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009, we consider our policies for license and contract revenue, impairment of long-lived assets, valuation of goodwill, derivatives embedded in certain debt or equity securities, restructuring charges and stock-based compensation expense to be the most critical in the preparation of the condensed consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 31, 2009.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 and 2009

License and contract revenue. License and contract revenue for the three months ended March 31, 2010 and 2009 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Compounds under development:
Pixantrone	$2,172	$940
OPAXIO	735	1,307
Brostallicin	68	351
Zevalin	—	938
Operating expenses	4,120	4,189
Discovery research	265	231

Total research and development expenses	$7,360	$7,956

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for pixantrone, OPAXIO and brostallicin are approximately $57.2 million, $221.3 million and $9.2 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount.

Research and development expenses decreased to approximately $7.4 million for the three months ended March 31, 2010, from approximately $8.0 million for the three months ended March 31, 2009. Pixantrone costs increased primarily due to an increase in clinical development and regulatory activity mainly related to an increase in consulting and advisory costs associated with preparation for the ODAC panel meeting and potential product launch. In addition, manufacturing activity for pixantrone also increased due to preparation for potential product launch. These increases were partially offset by a decrease in clinical development activity associated with the continuing wind-down of the RAPID and EXTEND trials. Costs for our OPAXIO program decreased primarily due to a decrease in costs associated with the GOG0212 study related to a change in estimated timeline for interim analysis and data transfer. In addition, costs associated with regulatory activity decreased primarily due to the EMEA filing fee, which was incurred in March 2009. Costs for brostallicin decreased primarily due to a decrease in clinical development activities related to phase I and phase II studies. Zevalin costs decreased primarily due to the contribution of the product to RIT Oncology, the joint venture we formed with Spectrum on December 15, 2008 which assumed all related Zevalin expenses subsequent to that date. Our operating expenses decreased primarily due to a reduction in personnel and overhead costs associated with the closure of our Bresso, Italy operations, partially offset by an increase in stock-based compensation costs associated with restricted stock awards. Discovery research increased due to an increase in activities related to the development of bisplatinates, partially offset by decreases related to the closure of our Bresso, Italy operations.

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

Failure to generate such revenues may preclude us from continuing our research, development and commercial activities for these and other product candidates. We also enter into collaboration agreements for the development and commercialization of our product candidates. We cannot control the amount and timing of resources our collaborators devote to product candidates, which may also result in delays in the development or marketing of our products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $18.4 million for the three months ended March 31, 2010, from approximately $8.9 million for the three months ended March 31, 2009. This is primarily due to a $6.4 million increase in non-cash stock-based compensation expense mainly related to performance rights granted in December 2009. We also had a $3.5 million increase in sales and marketing costs associated with supporting activities for pixantrone in preparation for potential commercial development.

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

Interest expense. Interest expense decreased to approximately $0.8 million for the three months ended March 31, 2010 from approximately $1.6 million for the three months ended March 31, 2009. This decrease is primarily due to the exchanges of $42.3 million principal balance of our 5.75%, 6.75% and 7.5% convertible senior notes and $14.8 million of our 4% convertible senior subordinated notes in 2009.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs decreased to approximately $0.2 million for the three months ended March 31, 2010 from approximately $4.9 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, conversions of $5.3 million and $18.0 million of our 9% and 10% convertible senior notes, respectively, resulted in accelerated amortization of debt discount and issuance costs of $4.4 million. In addition, amortization of debt discount and issuance costs decreased by $0.3 million due to the accelerated amortization of debt discount and issuance costs on our 5.75%, 6.75% and 7.5% convertible senior notes and 4% convertible senior subordinated notes as a result of exchanges and conversions in 2009 reducing the remaining cost basis and discount amount to be amortized over the remaining term of the notes.

Foreign exchange gain (loss). The foreign exchange loss for the three months ended March 31, 2010 and the foreign exchange gain for the three months ended March 31, 2009 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Make-whole interest expense. Make-whole interest expense for the three months ended March 31, 2009 is related to $5.4 million in payments made upon the conversion of $18.0 million of our 10% convertible senior notes and $0.9 million in payments made upon the conversion of $5.3 million of our 9% convertible senior notes.

Gain on derivative liabilities, net. The gain on derivative liabilities of $5.6 million for the three months ended March 31, 2009 is primarily due to a gain of $4.4 million resulting from the change in the estimated fair value of the derivative liabilities related to the embedded conversion option on our 10% convertible senior notes. In addition, there was also a gain of $1.3 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant that was issued in connection with the issuance of our 13.5% convertible senior notes and Series E preferred stock financing in April 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had approximately $41.5 million in cash and cash equivalents.

Net cash used in operating activities increased to approximately $23.2 million during the three months ended March 31, 2010, compared to approximately $19.2 million for the same period during 2009 primarily due to an increase in selling, general and administrative expense, excluding the allocation of non-cash stock based compensation expense to these activities as well as an increase in prepaid expenses and other current assets for the three months ended March 31, 2010 as compared to an increase in these amounts during the comparable period in 2009.

Net cash used in investing activities of approximately $1.1 million for the three months ended March 31, 2010 was primarily due to purchases of property and equipment. Net cash provided by investing activities of approximately $13.1 million for the three months ended March 31, 2009 was primarily due to $6.8 million in net proceeds from Spectrum in January 2009 related to the initial formation of RIT Oncology in December 2008. We also received $5.7 million in net proceeds from Spectrum in March 2009 related to the sale of our 50% interest in RIT Oncology.

Net cash provided by financing activities of approximately $27.5 million for the three months ended March 31, 2010 was primarily due to $28.1 million in net proceeds received from the issuance of 30,000 shares of our Series 3 preferred stock and warrants to purchase approximately 8.6 million shares of our common stock in January 2010. Net cash used in financing activities of approximately $3.2 million for the three months ended March 31, 2009 was primarily due to a $3.0 million deemed dividend payment in connection with our settlement with Tang Capital Partners LP for full release of all claims against us in connection with our alleged breach of contract related to Tang’s Series B preferred stock. This amount was accrued as of December 31, 2008 and paid in January 2009.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and expect to generate losses from operations for the next few years primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. Subsequent to period end, we raised $20.0 million in gross proceeds from the issuance of 20,000 shares of our Series 4 preferred stock and warrants to purchase up to 20.0 million shares of our common stock in April 2010.

If we are successful in exchanging for equity or restructuring our convertible notes due July 1, 2010, we expect our existing cash and cash equivalents, including these proceeds, to fund our presently anticipated operations through the first quarter of 2011. However, if we are not successful in exchanging our convertible notes due July 1, 2010, we expect that our existing cash and cash equivalents, including the cash received from the issuance of our Series 4 preferred stock and warrants are not sufficient to fund our presently anticipated operations beyond the due date of the notes due July 1, 2010. This raises substantial doubt about our ability to continue as a going concern.

We have commenced cost saving initiatives to reduce operating expenses, including the reduction of employees related to planned pixantrone operations and we continue to seek additional areas for cost reductions. We estimate our average net cash used in operating activities to be approximately $4.4 million per month starting in the second quarter of 2010 and plan to reduce the Company’s projected net cash operating expenses to a forecasted $60 million in 2010. However, we will need to raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. We also intend to attempt to utilize the new Qualifying Therapeutic Discovery Project Credit related to life science companies, which may allow the Company to apply for grants in lieu of tax credits for the years 2009 and 2010.

We have called a Special Meeting of Shareholders that is scheduled to be held on May 14, 2010 to ask shareholders to approve proposals, including a proposal to increase our authorized shares of common and preferred stock from 810,000,000 to 1,210,000,000 shares. If our shareholders do not approve this proposal, then we will not be able to issue common stock or securities convertible or exercisable for common stock, and thus, may not be able to raise additional capital. If our shareholders approve this proposal, our Board of Directors would have the option to issue such shares depending on our financial needs and the market opportunities, if deemed to be in the best interest of the shareholders. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

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

The following table includes information relating to our contractual obligations as of March 31, 2010 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% Convertible senior notes (1)	$10,250	$—	$10,250	$—	$—
5.75% Convertible senior notes (2)	10,913	—	10,913	—	—
4.0% Convertible senior subordinated notes (3)	40,363	40,363	—	—	—
Interest on convertible notes	2,312	1,803	509	—	—
Operating leases:
Facilities	10,612	4,420	5,981	211	—
Long-term obligations (4)	2,077	864	1,187	26	—

	$76,527	$47,450	$28,840	$237	$—

(1)	The 7.5% convertible senior notes are convertible into shares of our common stock at a conversion rate of 11.96298 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $83.59 per share.
(2)	The 5.75% convertible senior notes are convertible into shares of our common stock at a conversion rate of 33.33333 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $30.00 per share.
(3)	The 4.0% convertible senior subordinated notes are convertible into shares of our common stock at a conversion rate of 1.85185 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $540.00 per share.
(4)	Long-term obligations do not include $0.7 million related to excess facilities charges.

Additional Milestone Activities

We have an amended agreement with PG-TXL Company L.P., or PG-TXL, which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. We may be required to pay up to $14.4 million in additional milestone payments under this agreement. The timing of the remaining milestone payments under the amended agreement is based on trial commencements and completions, as well as regulatory and marketing approval with the FDA, EMEA or equivalent in another major market country.

We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. As of March 31, 2010, we recorded a $1.6 million payment due to the GOG based on the 650 patient enrollment milestone achieved in the first quarter of 2010. This amount is included in accounts payable. Under this agreement we are required to pay up to $3.5 million in additional milestone payments related to the trial of which $1.7 million may become due in the first quarter of 2011 based on current planned patient enrollment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of March 31, 2010, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial affect on our earnings. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. As of March 31, 2010, we had a net euro asset balance excluding intercompany payables and receivables in our European branches. If the euro were to weaken 20% against the dollar, our net asset balance would decrease by approximately $0.8 million as of this date.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Executive Vice President, Finance and Administration, or EVP of Finance, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and EVP of Finance have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Recent Legal Proceedings

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. and Documedics Acquisition Co., Inc., our former third party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX. On February 28, 2007, defendant The Lash Group, Inc. removed the case to federal court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and on November 18, 2009, the Ninth Circuit Court of Appeals reversed the lower court and held that the False Claims Act did not preclude us from seeking recovery and bringing claims against The Lash Group, Inc. for their alleged violations. On December 1, 2009, the Lash Group, Inc. filed a petition for rehearing with the Ninth Circuit Court of Appeals, which was formally denied on January 6, 2010. The case has been remanded for trial in the District Court. A status conference was held on February 17, 2010, requesting the parties confer on pending motions and to set a trial schedule going forward. Motions opposing our supplemental disclosure of damages and requested leave to amend our complaint to broaden damages claims have been filed. On April 30, 2010 the District Court denied The Lash Group’s motion to strike CTI’s supplemental damages disclosure, and granted CTI’s amended motion for leave to amend the complaint to address damages related to claims already pleaded. A trial schedule has not yet been set. There is no guarantee that we will prevail at trial.

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On April 30, 2010, CONSOB notified us that it has begun the preliminary investigation for its decision on these administrative proceedings.

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

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments including interest and penalties for the years 2003 and 2005 are €0.5 million and €5.5 million, or approximately $0.7 million and $7.4 million as of March 31, 2010, respectively. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. As such, we have not booked an impairment to the carrying amount of our VAT receivable and we intend to vigorously defend ourselves against the assessments and have requested a dismissal on procedural grounds and merits of the case.

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan to compel us to source pixantrone from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. A supplemental hearing was held on April 12, 2010 regarding admission of evidence and testimony. The next hearing date is scheduled for November 11, 2010. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On March 12, 2010, a class action complaint was filed in the United States District Court for the Western District of Washington against the Company and certain of its officers and directors, styled Cyril Sabbagh, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-sv-00414), or the Sabbagh action. On March 19, 2010, a substantially similar class action complaint was filed in the same court, styled Michael Laquidari, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-cv-00480), or the Laquidari action. On March 31, 2010, a third substantially similar class action complaint was filed in the same court, styled William Snyder, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., James A. Bianco, Phillip M. Nudelman, Louis A. Bianco, John H. Bauer, Richard L. Love, Mary O. Mundinger, Jack W. Singer, Frederick W. Telling and Rodman & Renshaw, LLC (Case No. 2:10-cv-00559), or the Snyder action. The complaints allege that the defendants violated the federal securities laws by making certain alleged false and misleading statements. The plaintiffs in the Sabbagh and Laquidari actions seek unspecified damages on behalf of a putative class of purchasers of the Company’s securities from May 5, 2009 through February 8, 2010. The plaintiffs in the Snyder action seek unspecified damages on behalf of a putative class of purchasers of the Company’s securities from May 5, 2009 through March 19, 2010, including purchasers of securities issued pursuant to or traceable to the Company’s July 22, 2009, public offering.

On April 1, 2010, a shareholder derivative complaint was filed in the United States District Court for the Western District of Washington, derivatively on behalf of the Company against the members of its Board of Directors, styled Shackleton v. John A. Bauer, James A. Bianco, Vartan Gregorian, Richard L. Love, Mary O’Neil Mundinger, Phillip M. Nudelman, Jack W. Singer, and Frederick W. Telling (Case No. 2:10-cv-564). On April 5, 2010, and April 13, 2010, substantially similar derivative actions were filed in the same court, styled, respectively, Marbury v. James A. Bianco, et al. (Case No. 2:10-cv-00578) and Cyrek v. John H. Bauer, et al. (Case No. 2:10-cv-00625). The complaints allege that the defendants breached their fiduciary duties to the Company under Washington law by making or failing to prevent the disclosure of certain alleged false and misleading statements. The allegations in the shareholder derivative actions are substantially similar to those in the purported securities class actions.

All of the securities class actions and shareholder derivative lawsuits are pending before Judge Marsha J. Pechman in the Western District of Washington. Additional purported securities class actions and shareholder derivative lawsuits containing substantially similar allegations could be filed in the near future. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

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

We have substantial operating expenses associated with the development of our product candidates, and as of March 31, 2010, we had cash and cash equivalents of $41.5 million.

As of March 31, 2010, our total current liabilities were $61.5 million, including $40.4 million related to our 4% convertible senior subordinated notes which are due in July 2010. The aggregate long-term principal balance of our outstanding 7.5% and 5.75% convertible senior notes as of March 31, 2010 was $21.2 million.

        If we are successful in exchanging for equity or restructuring our 4% convertible senior subordinated notes due in July 2010, we expect that our existing cash and cash equivalents as well as proceeds received from our offerings to date will provide sufficient working capital to fund our presently anticipated operations through the first quarter of 2011. However, if we are not successful, we do not expect that we are able to fund our presently anticipated operations beyond the due date of the notes in July 2010. We would therefore need to raise additional capital. Raising additional capital may require that we issue additional shares of our currently authorized common stock. At a special meeting of shareholders which has been adjourned to May 14, 2010, we are asking our shareholders to approve an amendment to our amended and restated articles of incorporation to increase the total number of authorized shares of our stock from 810,000,000 shares to 1,210,000,000 shares and to increase the total number of our authorized shares of common stock from 800,000,000 to 1,200,000,000 shares of common stock. We may not obtain sufficient votes from our shareholders for this amendment, which may limit our ability to raise additional funds through the issuance of additional shares. We may not be able to raise such capital or if we can, it may not be on favorable terms. There can be no assurance that we will have sufficient earnings, access to liquidity or cash flow in the future to meet our operating expenses and other obligations, including our debt service obligations.

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

Our shareholders have been asked to vote on a proposal to amend our amended and restated articles of incorporation, or our articles of incorporation, to increase the number of authorized shares of common stock at a special meeting of shareholders, which has been adjourned to May 14, 2010. Even though a quorum requirement has been reduced to one-third of the shares entitled to vote being present or represented at a meeting of our shareholders, the proposed amendment to our articles of incorporation requires an approval of a majority of the shares entitled to vote on the proposal. There is a risk that we may not get shareholder approval to increase the number of authorized shares of common stock. Because of the number of shares reserved for issuance under various convertible securities, warrants, derivative securities and otherwise, we do not have enough shares authorized at present to effect an equity financing of any substantial amount. If we do not receive shareholder approval for the proposed increase in authorized shares, our ability to raise capital through equity financings will be adversely affected.

We may need to implement a reduction in expenses across our operations.

We need substantial additional capital to fund our current operations. If we are unable to secure additional financing on acceptable terms in the near future, we may need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, could provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms and reduce our expenses, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, seek bankruptcy protection, or otherwise modify our business strategy, which could materially harm our future business prospects.

During 2009, we finalized the closure our Italian operations that we used primarily for pre-clinical research. These operations were underutilized due to our current business model that is focused on the development of late-stage compounds and their commercialization. In connection with this closure, we entered into a severance agreement with the unions representing the employees of our Italian operations related to a reduction in force of our Italian employees. On April 12, 2010, we conducted an immediate reduction in force of 36 employees due to an implementation of a cost reduction plan. We expect the reduction in force and elimination of previously planned increase in commercial personnel along with a reduction in planned operating expenses to result in savings of approximately $16 million in 2010.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2010, we had an accumulated deficit of $1.5 billion. We are pursuing regulatory approval for pixantrone, OPAXIO and brostallicin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

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

Effective with the opening of trading on January 8, 2009, the U.S. listing of our common stock was transferred to the NASDAQ Capital Market, subject to meeting a minimum market value of listed securities of $35 million. The NASDAQ Stock Market LLC’s, or NASDAQ, Listing Qualifications Panel, or the Panel, approved this transfer after our market capitalization did not comply with the minimum market capitalization required for companies listed on the NASDAQ Global Market, and we presented a plan to the Panel for regaining compliance with the NASDAQ Marketplace Rules. On January 23, 2009, we received an Additional Staff Determination Letter from the NASDAQ that stated that the NASDAQ staff had concluded that we had violated Marketplace Rule 4350(i)(1)(C) (now Marketplace Rule 5635), which requires shareholder approval in connection with an acquisition if the issuance or potential issuance is greater than 20% of the pre-acquisition shares outstanding, and that we had at times not complied with Marketplace Rule 4310(c)(17) regarding submission of a “Listing of Additional Shares” form. On February 18, 2009, we updated the Panel on our plan for regaining compliance and requested an extension of the deadline to regain compliance with the minimum market capitalization requirement for the NASDAQ Capital Market. On March 6, 2009, we were notified by the NASDAQ that the Panel had determined to continue the listing of our common stock on the NASDAQ Capital Market, subject to the condition that, on or before April 6, 2009, we demonstrate compliance with all applicable standards for continued listing on the NASDAQ Capital Market, including the $35 million minimum market capitalization requirement. In addition, the Panel issued a public reprimand for our prior failures to comply with the shareholder approval requirements and late filing of “Listing of Additional Shares” forms. On April 2, 2009, we were notified by the NASDAQ that we had complied with the Panel’s decision dated March 6, 2009, and, accordingly, the Panel had determined to continue the listing of our common stock on the NASDAQ Capital Market.

NASDAQ reinstated the $1.00 minimum bid price requirement on August 3, 2009 and there can be no assurances that our stock price will be $1.00 or above. At our special meeting of shareholders held on March 24, 2009, the proposal to allow the Board, in its discretion, to effect a reverse stock split of our common stock was not approved by the shareholders. At any time our stock price is below $1.00, we may not be able to effect a reverse stock split to increase our stock price if we are unable to obtain shareholder approval of a reverse stock split in the future. On May 3, 2010, we received notice from NASDAQ indicating that for the last 30 consecutive business days the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued listing of our common stock on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). This notification has no immediate effect on the listing of or the ability to trade our common stock on The NASDAQ Capital Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days, or until November 1, 2010, to regain compliance. We will achieve compliance if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days before November 1, 2010. If we are unable to attain compliance with the minimum bid price we may be delisted. In addition, if we fail to maintain the minimum value of listed securities, we may be delisted. The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market. Furthermore, our failure to maintain a listing on the NASDAQ Capital Market may constitute an event of default under certain of our indebtedness which would accelerate the maturity date of such debt. As such, if our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult for investors to sell shares of our common stock.

In the event our common stock is delisted from NASDAQ, we currently expect that our common stock would be eligible to be listed on the OTC Bulletin Board or Pink Sheets. We do not know what impact delisting from NASDAQ may have on our listing with the Borsa Italiana.

Although we continue to be listed on the NASDAQ Capital Market, trading in our common stock may be halted or suspended due to market conditions or if NASDAQ, CONSOB or the Borsa Italiana determines that trading in our common stock is inadvisable. Trading in our common stock was halted by the Borsa Italiana on February 10, 2009, and, as a consequence, trading in our common stock was halted by NASDAQ. After we provided CONSOB with additional information and clarification on our business operations and financial condition, as requested, and published a press release containing such information in Italy, CONSOB and NASDAQ lifted the trading halt on our stock. In addition, on March 23, 2009, the Borsa Italiana halted trading of our common stock on the MTA and resumed trading prior to opening of the MTA the next day after we filed a press release regarding the explanatory paragraph in our auditor’s reports on our December 31, 2008 and 2007 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. As a consequence, NASDAQ also halted trading in our common stock on March 23, 2009, but re-initiated trading later that day. Although we file press releases with CONSOB at the end of each month regarding our business and financial condition, CONSOB may make additional inquiries about our business and financial conditions at any time, and there can be no guarantee that CONSOB or NASDAQ will not halt trading in our shares again in the future.

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

We are required to comply with the regulatory structure of Italy because our stock is traded on the MTA, which could result in administrative and other challenges and additional expenses.

Our common stock is traded on the MTA and we are required to also comply with the rules and regulations of CONSOB, which is the public authority responsible for regulating the Italian securities market, and the Borsa Italiana, which ensures the development of the managed market in Italy. Collectively these entities regulate companies listed on Italy’s public markets. Conducting our operations in a manner that complies with all of the applicable laws and rules requires us to devote additional time and resources to regulatory compliance matters. For example, the process of seeking to understand and comply with the laws of each country, including tax, labor and regulatory laws, might require us to incur the expense of engaging additional outside counsel, accountants and other professional advisors and might result in delayed business initiatives as we seek to ensure that each new initiative will comply with all of the applicable regulatory regimes. In addition, the Borsa Italiana and CONSOB have made several requests for information asking us to provide additional clarifications about our business operations and financial condition, and we have complied with such requests and have met with CONSOB on several occasions to answer questions. Compliance with Italian regulatory requirements may delay additional issuances of our common stock; we are currently taking steps to attempt to conform to the requirements of the Italian stock exchange and CONSOB to allow such additional issuances.

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

The registration document will be effective for twelve months from the date of its publication (i.e., twelve months from September 29, 2009). Within such twelve-month period, we will also have to obtain CONSOB’s clearance over the relevant securities note and summary, which together with the registration document, will constitute a listing prospectus. A listing prospectus allows us to issue common stock and have it admitted to listing on the Italian MTA over the aforesaid threshold of 10% of the number of shares of our common stock outstanding at the beginning of any twelve-month period. We have already reached this 10% threshold limit through issuances of shares of our common stock over the past twelve months. Pending CONSOB’s clearance of the securities note and the summary, we are required to raise money using alternative forms of securities. For example, we may need to use convertible preferred stock and convertible debt in lieu of our common stock because convertible preferred stock and convertible debt, subject to the provisions of European Directive No. 71/2003 and according to the interpretations of the Committee of European Securities Regulators (CESR), are not subject to the 10% limitation imposed by European Union and Italian law.

Moreover, on December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd., or Midsummer, on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98. The sanctions established by the Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On April 30, 2010, CONSOB notified us that it has begun the preliminary investigation for its decision on these administrative proceedings.

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

Our European operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is $6.0 million and $6.3 million as of March 31, 2010 and December 31, 2009. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments including interest and penalties for the years 2003 and 2005 are €0.5 million and €5.5 million, or approximately $0.7 million and $7.4 million as of March 31, 2010, respectively. We believe that the services were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed and we intend to vigorously defend ourselves against the assessments and have requested a dismissal on procedural grounds and merits of the case. However, if we are unable to defend ourselves against the year 2003 and 2005 assessments and if we receive an assessment for subsequent years, it may harm our results of operations and financial condition.

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

We have entered into a License and Co-Development agreement related to OPAXIO and pixantrone with Novartis pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of OPAXIO and an option to enter into an exclusive worldwide license to develop and commercialize pixantrone. We will not receive any royalty or milestone payments under this agreement unless Novartis exercises its option related to pixantrone and we are able to reach a definitive agreement or Novartis elects to participate in the development and commercialization of OPAXIO. Novartis is under no obligation to make such election and enter into a definitive license agreement or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. In the event Novartis does not elect to participate in the development of OPAXIO or pixantrone, we may not be able to find another suitable partner for the commercialization and development of those products, which may have an adverse effect on our ability to bring those drugs to market. In addition, we would need to obtain a release from Novartis prior to entering into any agreement to develop and commercialize pixantrone or OPAXIO with a third party. As announced on April 9, 2010, we received a Complete Response Letter from the FDA regarding our NDA for pixantrone. The FDA cited as its primary reason for the action its concerns previously raised at the Oncologic Drugs Advisory Committee, or ODAC, meeting on March 22, 2010 and recommended that we conduct an additional trial to demonstrate the safety and effectiveness of pixantrone. Based on the FDA’s ODAC presentation, which provided ODAC and us with alternative options to consider to make investigational drugs available to patients if drugs need to be studied further prior to approval, we have decided to pursue expanded access program for pixantrone while we conduct an additional study in aggressive NHL. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels to generate royalty or milestone payments even if Novartis elects to exercise its option with regard to pixantrone and enter into a definitive license agreement or to participate in the development and commercialization of OPAXIO. Novartis has the right under the agreement in its sole discretion to terminate such agreement at any time upon written notice to us.

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

At the ODAC meeting on March 22, 2010, the ODAC panel did not recommend approval of our New Drug Application, or NDA, for pixantrone. Subsequently, we received a Complete Response Letter from the FDA regarding our NDA for pixantrone. The FDA cited as its primary reason for the action its concerns previously raised at the ODAC meeting on March 22, 2010 and recommended that we conduct an additional clinical trial to demonstrate the safety and effectiveness of pixantrone. Based on the FDA’s ODAC presentation, which provided ODAC and us with alternative options to consider to make investigational drugs available to patients if drugs need to be studied further prior to approval, we have decided to pursue expanded access program for pixantrone while we conducts an additional study in aggressive NHL. We expect that we will need at least an additional clinical trial to obtain FDA approval of our NDA for pixantrone and we do not know what this trial will cost. We may also need more than one additional clinical trial or we may need to take additional steps to obtain regulatory approval of pixantrone. The expense to design and conduct clinical trials are substantial and any additional clinical trials or actions we may need to pursue to obtain approval of our NDA for pixantrone may negatively affect our business, financial condition and results of operations.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current product candidates have received approval for marketing in any country. On April 13, 2009, we began submission of a rolling NDA to the FDA for pixantrone to treat relapsed aggressive NHL. We completed the submission in June 2009 and as announced on April 9, 2010, we received a Complete Response Letter from the FDA regarding our NDA for pixantrone. The FDA cited as its primary reason for the action its concerns previously raised at the

Oncologic Drugs Advisory Committee, or ODAC, meeting on March 22, 2010 and recommended that we conduct an additional trial to demonstrate the safety and effectiveness of pixantrone. Based on the FDA’s ODAC presentation, which provided ODAC and us with alternative options to consider to make investigational drugs available to patients if drugs need to be studied further prior to approval, we have decided to pursue expanded access program for pixantrone while we conduct an additional study in aggressive NHL.

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

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. In the United States, given the comprehensive health care reform legislation that the President signed into law on March 23, 2010, under the Patient Protection and Affordable Care Act (HR 3590), or the PPACA, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of healthcare services and products and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of these proposals could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products. In addition, in almost all European markets, pricing and choice of prescription pharmaceuticals are subject to governmental control. Therefore, the price of our products and their reimbursement in Europe will be determined by national regulatory authorities.

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

If users of our products are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve anticipated revenues.

Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations (“HMOs”). Third-party payers are increasingly challenging the prices charged for medical care. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to further reform health care or reduce government insurance programs, may all result in lower prices for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

Products that appear promising in research and development may be delayed or fail to reach later stages of development or the market.

The successful development of pharmaceutical products is highly uncertain and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and risky. Products that appear promising in research and development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	preclinical tests may show the product to be toxic or lack efficacy in animal models;

•	failure to receive the necessary U.S. and international regulatory approvals or a delay in receiving such approvals;

•	difficulties in formulating the product, scaling the manufacturing process, or getting approval for manufacturing;

•	manufacturing costs, pricing, reimbursement issues or other factors may make the product uneconomical to commercialize;

•	other companies or people have or may have proprietary rights to a product candidate, such as patent rights, and will not let the product candidate be sold on reasonable terms, or at all; or

•	the product candidate is not cost effective in light of existing therapeutics.

Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. In addition, any significant problem in the production of our products, such as the inability of a supplier to provide raw materials or supplies used to manufacture our products; equipment obsolescence, malfunctions or failures; product quality or contamination problems; or changes in regulatory requirements or standards that require modifications to our manufacturing process could delay, limit or prevent regulatory approval which could have a material adverse effect on our business, financial condition and results or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for our products.

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

If there is an adverse outcome in the securities class actions and shareholder derivative litigation that have been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in purported securities class action and shareholder derivative lawsuits filed in the United States District Court for the Western District of Washington. The securities class action lawsuits are brought on behalf of a putative class of purchasers of our securities from May 5, 2009 through March 19, 2010, and seek unspecified damages. As is typical in this type of litigation, additional purported securities class action and shareholder derivative lawsuits containing substantially similar allegations could be filed in the near future. We expect that all of the actions will be consolidated into one consolidated securities class action and one consolidated derivative action. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be materially harmed.

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

Our articles of incorporation require that a quorum, consisting of one-third of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our articles of incorporation, such as an amendment to increase our authorized capital stock, require the approval of a majority of our outstanding shares. A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner taking no action to direct the voting of such shares. Under Rule 452 of the New York Stock Exchange, the U.S. broker-dealer may vote shares absent direction from the beneficial owner on certain matters, such as the uncontested election of directors, an amendment to our articles of incorporation to increase authorized shares that are to be used for general corporate purposes, and the ratification of our auditors. As a result of this custody transfer, we were able to hold special meetings of the shareholders in April 2007, January 2008 and March 2009 and annual meetings of the shareholders in September 2007, June 2008 and October 2009. At the meeting in June 2008, our shareholders approved a proposal to reduce our quorum requirement from a majority of outstanding voting shares to one-third of outstanding voting shares. However, obtaining a quorum at future meetings even at the lower threshold and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain a quorum at future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

If we are unable to obtain a quorum at our shareholder meetings and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on us. Even if we obtain quorum, we may not obtain enough votes to approve matters to be resolved upon at the shareholders’ meeting. In addition, brokers may only vote on those matters for which broker discretionary voting is allowed under Rule 452 of the New York Stock Exchange, and we may not be able to obtain the required number of votes to approve certain proposals (i.e., such as a proposal to increase the number of authorized shares) that require a majority of all outstanding shares to approve the proposal due to our reliance on broker discretionary voting. Therefore it is possible that even if we are able to obtain a quorum for our meetings of the shareholders we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, including the proposal submitted to our shareholders to be determined at the special meeting of shareholders that has been adjourned to May 14, 2010 to increase the number of authorized shares of our common stock, such failure could have a material adverse effect on us. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting.

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

We divested our commercial product, TRISENOX, in July 2005 and fully divested our commercial product, Zevalin, in March 2009. Currently, we do not have a marketed product, and unless we are able to develop one of our product candidates, such as pixantrone, into an approved commercial product, we will not generate any significant revenues from product sales, royalty payments, license fees or otherwise. Pixantrone, OPAXIO and brostallicin are currently in clinical trials; these clinical trials may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product. For example, our STELLAR phase III clinical trials for OPAXIO for the treatment of non-small cell lung cancer failed to meet their primary endpoints. In addition, a number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. We will need to commit significant time and resources to develop these and any additional product candidates. Even if our trials are viewed as successful, we may not get regulatory approval. Our product candidates will be successful only if:

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

Higher health care costs could adversely affect our business.

We will be impacted by the recent passage of the PPACA. Under the PPACA, we may be required to amend our health care plans to, among other things, provide affordable coverage, as defined in the PPACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act: cover adult children of our employees to age 26; delete lifetime limits; and delete pre-existing condition limitations. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care costs could have a material adverse effect on our business, financial condition and results of operations.

Risks Related To the Securities Markets

The market price for shares of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended May 3, 2010, our stock price has ranged from a low of $0.12 to a high of $2.23. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

Anti-takeover provisions in our charter documents, in our Shareholder Rights Agreement, or Rights Agreement, and under Washington law could make removal of incumbent management or an acquisition of us, which may be beneficial to our shareholders, more difficult.

Provisions of our articles of incorporation and second amended and restated bylaws, or our bylaws, may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control. These provisions include:

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

Pursuant to our Rights Agreement, an acquisition of 20% or more of our common stock could result in the exercisability of the preferred stock purchase right accompanying each share of our common stock (except those held by a 20% shareholder, which become null and void), thereby entitling the holder to receive upon exercise, in lieu of a number of units of preferred stock, that number of shares of our common stock having a market value of two times the exercise price of the right. The existence of our Rights Agreement could have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 28, 2009).

3.7	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Registrant’s Second Amended and Restated Bylaws (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Form of Common Stock Purchase Warrant, dated January 19, 2010 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

4.2	Form of Series 4 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

4.3	Form of Common Stock Purchase Warrant, dated April 6, 2010 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

10.1	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

10.2	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: May 6, 2010	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
Chief Executive Officer

Dated: May 6, 2010	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration