Form 10-Q
period 2010-06-30
CELL THERAPEUTICS INC
filed 2010-08-06
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2010
Common Stock, no par value	758,475,531

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,534	$37,811
Prepaid expenses and other current assets	3,409	4,354

Total current assets	67,943	42,165
Property and equipment, net	3,507	3,430
Goodwill	17,064	17,064
Other assets	6,064	6,936

Total assets	$94,578	$69,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,187	$7,297
Accrued expenses	9,003	14,807
Current portion of deferred revenue	—	80
Current portion of long-term obligations	785	1,312
7.5% convertible senior notes	10,158	—
4% convertible senior subordinated notes	38,515	40,363

Total current liabilities	64,648	63,859
Deferred revenue, less current portion	—	239
Long-term obligations, less current portion	1,179	1,861
7.5% convertible senior notes	—	10,102
5.75% convertible senior notes	11,880	11,677

Total liabilities	77,707	87,738

Commitments and contingencies

Common stock purchase warrants	12,255	626

Shareholders’ equity:
Common stock, no par value:
Authorized shares - 800,000,000
Issued and outstanding shares - 713,503,133 (unaudited) and 590,282,575 at June 30, 2010 and December 31, 2009, respectively	1,539,510	1,418,931
Accumulated other comprehensive loss	(7,667)	(8,412)
Accumulated deficit	(1,526,919)	(1,429,083)

Total CTI shareholders’ equity (deficit)	4,924	(18,564)
Noncontrolling interest	(308)	(205)

Total shareholders’ equity (deficit)	4,616	(18,769)

Total liabilities and shareholders’ equity	$94,578	$69,595

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License and contract revenue	$299	$20	$319	$40

Total revenues	299	20	319	40

Operating expenses, net:
Research and development	6,914	7,320	14,274	15,276
Selling, general and administrative	13,068	10,580	31,485	19,330
Restructuring charges	—	3,820	—	3,944
Gain on sale of investment in joint venture	—	—	—	(10,244)

Total operating expenses, net	19,982	21,720	45,759	28,306

Loss from operations	(19,683)	(21,700)	(45,440)	(28,266)
Other income (expense):
Investment and other income, net	1	37	263	71
Interest expense	(776)	(1,583)	(1,563)	(3,200)
Amortization of debt discount and issuance costs	(219)	(497)	(434)	(5,348)
Foreign exchange gain (loss)	(825)	54	(1,300)	95
Debt conversion expense	(2,031)	—	(2,031)	—
Make-whole interest expense	—	—	—	(6,345)
Gain on derivative liabilities, net	—	1,596	—	7,218
Gain on exchange of convertible notes	—	7,201	—	7,201
Equity loss from investment in joint venture	—	—	—	(1,204)
Settlement expense, net	—	(3,198)	—	(3,368)

Other income (expense), net	(3,850)	3,610	(5,065)	(4,880)

Net loss before noncontrolling interest	(23,533)	(18,090)	(50,505)	(33,146)
Noncontrolling interest	51	63	103	152

Net loss attributable to CTI	(23,482)	(18,027)	(50,402)	(32,994)
Gain on restructuring of preferred stock	—	—	—	2,116
Preferred stock dividends	—	(1)	—	(24)
Deemed dividends on preferred stock	(30,157)	(9,398)	(47,434)	(9,648)

Net loss attributable to CTI common shareholders	$(53,639)	$(27,426)	$(97,836)	$(40,550)

Basic and diluted net loss per common share	$(0.08)	$(0.06)	$(0.15)	$(0.11)

Shares used in calculation of basic and diluted net loss per common share	665,963	446,174	632,658	366,293

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(50,402)	$(32,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	15,346	1,909
Gain on sale of equity investment in joint venture	—	(10,244)
Non-cash interest expense	434	5,348
Depreciation and amortization	966	948
Debt conversion expense	2,031	—
Non-cash gain on derivative liabilities, net	—	(7,218)
Gain on exchange of convertible notes	—	(7,201)
Equity loss from investment in joint venture	—	1,204
Noncontrolling interest	(103)	(152)
Other	(180)	(63)
Changes in operating assets and liabilities:
Restricted cash	—	6,640
Accounts receivable, net	—	991
Prepaid expenses and other current assets	818	(999)
Other assets	(150)	(202)
Accounts payable	(2,655)	518
Accrued expenses	(4,377)	(9,412)
Long-term obligations	(538)	400
Other liabilities	(471)	(178)

Total adjustments	11,121	(17,711)

Net cash used in operating activities	(39,281)	(50,705)

Investing activities
Purchases of property and equipment	(1,124)	(275)
Proceeds from the sales of property and equipment	82	—
Proceeds received from disposition of Zevalin to joint venture, net	—	6,844
Proceeds received from sale of investment in joint venture, net	—	15,075
Cash paid for acquisition of Zevalin	—	600

Net cash provided by (used in) investing activities	(1,042)	22,244

Financing activities
Proceeds from issuance of Series 1 preferred stock, net of issuance costs	—	18,847
Proceeds from issuance of Series 3 preferred stock, net of issuance costs	27,951	—
Proceeds from issuance of Series 4 preferred stock, net of issuance costs	18,621	—
Proceeds from issuance of Series 5 preferred stock, net of issuance costs	19,861	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	18,966
Proceeds from exercise of Class A warrants	—	3,765
Cash paid for the exchange of convertible notes, net of transaction costs	—	(7,627)
Payment of deemed dividends on conversion of preferred stock	—	(3,000)
Payment of dividends on preferred stock	—	(111)
Cash paid for repurchase of shares in connection with taxes on restricted stock vesting	(729)	—
Other	3	(133)

Net cash provided by financing activities	65,707	30,707

Effect of exchange rate changes on cash and cash equivalents	1,339	(338)

Net increase in cash and cash equivalents	26,723	1,908
Cash and cash equivalents at beginning of period	37,811	10,072

Cash and cash equivalents at end of period	$64,534	$11,980

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,596	$11,293

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of Series 1 preferred stock to common stock	$—	$18,537

Conversion of Series 3 preferred stock to common stock	$27,761	$—

Conversion of Series 4 preferred stock to common stock	$18,621	$—

Conversion of Series 5 preferred stock to common stock	$19,464	$—

Exchange of 4% convertible senior subordinated notes for common stock	$1,848	$—

Exchange of Series A 3% convertible preferred stock for Series F preferred stock	$—	$151

Exchange of Series B 3% convertible preferred stock for Series F preferred stock	$—	$1,713

Exchange of Series C 3% convertible preferred stock for Series F preferred stock	$—	$3,221

Issuance of Series F preferred stock for Series A, B and C convertible preferred stock	$—	$3,931

Conversion of Series B 3% convertible preferred stock to common stock	$—	$2,317

Conversion of Series F preferred stock to common stock	$—	$3,866

Issuance of common stock in exchange for convertible notes	$—	$35,193

Conversion of 10% convertible senior notes due 2011 to common stock	$—	$18,000

Conversion of 9% convertible senior notes to common stock	$—	$5,250

Issuance of common stock in exchange for Series A 3% convertible preferred stock	$—	$688

Issuance of common stock in exchange for Series D 7% convertible preferred stock	$—	$1,793

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., or CTI or the Company, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics, an area with significant market opportunity that we believe is not adequately served by existing therapies. Subsequent to the closure of our Bresso, Italy operations in September 2009, our operations are now primarily conducted in the United States. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008 and in March 2009 we finalized the sale of our 50% interest in RIT Oncology to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. All of our current product candidates, including pixantrone, OPAXIO and brostallicin, are under development.

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include CTI Corporate Development, Inc., Systems Medicine LLC, or SM, CTI Commercial LLC, and CTI Life Sciences Limited (from the date of formation in March 2009). CTI Life Sciences Limited opened a branch in Italy in December 2009. We also retain ownership of our branch, Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009. In addition, CTI Corporate Development, Inc. was liquidated in the fourth quarter of 2009.

As of June 30, 2010, we also had a 69% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the noncontrolling interest in Aequus (previously shown as minority interest) is reported below net loss in noncontrolling interest in the condensed consolidated statement of operations and shown as a component of equity in the condensed consolidated balance sheet.

Additionally, we held a 50% interest in RIT Oncology from the date of its formation in December 2008 to the sale of our interest in March 2009, which we accounted for using the equity method of accounting.

All intercompany transactions and balances are eliminated in consolidation.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. However, we have incurred losses since inception and expect to generate losses for the next few years primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. Our available cash and cash equivalents are $64.5 million as of June 30, 2010 and subsequent to period end, in July 2010, we (i) made a cash payment of $39.3 million to repay the outstanding balance, including accrued interest, to fully retire our outstanding 4% convertible senior subordinated notes, or 4% Notes, and (ii) raised $4.06 million in gross proceeds from the issuance of 4,060 shares of our Series 6 preferred stock and warrants to purchase up to 5.8 million shares of our common stock (see Note 8, Subsequent Events).

We do not expect that our existing cash and cash equivalents, including the cash received from the issuance of our Series 6 preferred stock and warrants, will be sufficient to fund our presently anticipated operations beyond the fourth quarter of 2010. This raises substantial doubt about our ability to continue as a going concern.

We have commenced cost saving initiatives to reduce operating expenses, including the reduction of employees related to planned commercial pixantrone operations and we continue to seek additional areas for cost reductions. However, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing.

We have called an annual meeting of shareholders that is scheduled to be held on September 16, 2010 to ask our shareholders to approve proposals, including a proposal to increase our authorized shares of common and preferred stock from 810,000,000 to 1,210,000,000 shares. If our shareholders do not approve this proposal, then we will not be able to issue shares of our common stock or securities convertible for shares of our common stock, and thus, may not be able to raise additional capital. If our shareholders approve this proposal, our Board of Directors would have the option to issue such shares depending on our financial needs and the market opportunities if deemed to be in the best interest of shareholders. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have applied for the new Qualifying Therapeutic Discovery Project Credit related to life science companies, which may allow us to receive grants in lieu of tax credits for years 2009 and 2010.

Value Added Tax Receivable

Our European operations were subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $5.2 million and $6.3 million as of June 30, 2010 and December 31, 2009, respectively, of which $5.1 million and $5.9 million is included in other assets and $0.1 million and $0.4 million is included in prepaid expenses and other current assets as of June 30, 2010 and December 31, 2009, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings of the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $6.7 million, $3.1 million and $1.0 million as of June 30, 2010, respectively. On July 14, 2010, the ITA issued a notice of deposit payment to CTI (Europe) based on the 2005 assessment including interest and collection fees for an amount of €0.9 million, or approximately $1.2 million, payable in the third quarter 2010. We successfully filed a petition with the Italian Tax Court for suspension of the 2005 notice of deposit payment. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We intend to vigorously defend ourselves against the assessments and have requested a court hearing on procedural grounds and merits of the case. The Italian Tax Court has scheduled a hearing on September 28, 2010 regarding the 2005 assessment.

Net Loss Per Share

Basic net loss per common share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of June 30, 2010 and 2009, options, warrants, unvested share awards and rights, convertible debt and convertible preferred stock aggregating 47.6 million and 33.0 million common share equivalents, respectively, prior to the application of the treasury stock method for options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

New Accounting Standards

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements during the first quarter of 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB issued guidance on the milestone method for revenue recognition purposes. Previously, definitive guidance on when the use of the milestone method was appropriate did not exist. This guidance provides a framework of the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our other comprehensive income or loss includes unrealized gains and losses on our securities available-for-sale and certain net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries not recorded in the statement of operations. Total comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss before noncontrolling interest	$(23,533)	$(18,090)	$(50,505)	$(33,146)
Foreign currency translation gain (loss)	455	(246)	745	(454)
Net unrealized gain on securities available-for-sale	—	—	—	1

Comprehensive loss before noncontrolling interest	(23,078)	(18,336)	(49,760)	(33,599)
Noncontrolling interest	51	63	103	152

Comprehensive loss attributable to CTI	$(23,027)	$(18,273)	$(49,657)	$(33,447)

As of June 30, 2010 and December 31, 2009, cumulative foreign currency translation adjustments accounted entirely for the ending balances of accumulated other comprehensive loss.

3.	Convertible Notes

4% Convertible Senior Subordinated Notes

In May 2010, we entered into exchange agreements with certain holders of our 4% Notes pursuant to which we issued approximately 4.3 million shares of common stock, upon conversion of the 4% notes as defined in ASC 470-20, Debt with Conversion and Other Options, in exchange for $1.8 million aggregate outstanding principal amount of our 4% Notes. The transactions were accounted for as induced conversions since, for the purpose of ASC 470-20, the issuance of the common stock effectively resulted in the change to the conversion privileges provided in the terms of our 4% Notes at issuance. We recorded $2.0 million in debt conversion expense for the three and six months ended June 30, 2010.

In May 2010, we delivered a notice of termination of the exchange agreements to each of the holders party to the exchange agreements.

In July 2010, the remaining outstanding amount of our 4% Notes reached maturity and we made a cash payment of $39.3 million to repay the outstanding balance, including accrued interest.

4.	Restructuring Activities

Italian Operations

In September 2009, we closed our Bresso, Italy operations. These operations were used primarily for pre-clinical research and were underutilized due to our current business model, which is focused on the development of late-stage compounds and their commercialization. We have recorded restructuring charges related to this closure as discussed further below in accordance with ASC 420, Exit or Disposal Cost Obligations.

In May 2009, we entered into a severance agreement with the unions representing the employees of our Bresso, Italy operations. Employee separation costs associated with the reduction in force primarily related to severance payments that were initially scheduled to be made over 42 months, with the majority of these payments to be made through the first 15 months. In June 2010, we made a lump sum payment to satisfy all outstanding obligations under the employee severance agreement.

In addition, we entered into separate severance or termination agreements with all of our Bresso-based scientific directors. All severance payments to our scientific directors have been made as of June 30, 2010. For the three and six months ended June 30, 2010, we did not incur any additional restructuring charges related to the closure of the Bresso operations. While we cannot predict additional amounts, if any, we do not expect to have material adjustments to this expense.

The following table summarizes the changes in the liability for restructuring activities during the six months ended June 30, 2010 (in thousands):

Employee Termination Costs
Balance at December 31, 2009	$1,531
Foreign currency adjustments	(183)
Cash payments	(1,348)

Balance at June 30, 2010	$—

5.	Preferred Stock

Issuance of Series 4 Preferred Stock

In March 2010, we entered into a securities purchase agreement for the issuance of 20,000 shares of our Series 4 preferred stock, which was convertible into 40.0 million shares of our common stock, and warrants to purchase up to 20.0 million shares of our common stock for gross proceeds of $20.0 million. Issuance costs related to this transaction were $1.4 million. In April 2010 at the date of closing, all 20,000 shares of our Series 4 preferred stock were converted into 40.0 million shares of our common stock.

Each share of our Series 4 preferred stock was entitled to a liquidation preference equal to the stated value of such share of our Series 4 preferred stock plus any accrued and unpaid dividends. Our Series 4 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. It was convertible into our common stock, at the option of the holder, at a conversion price of $0.50 per share, subject to a 4.99% blocker provision. A holder of our Series 4 preferred stock could elect to increase the blocker provision to 9.99% by providing us with 61 days’ prior notice. Our Series 4 preferred stock did not have voting rights except for limited protective provisions and except as is otherwise required by law.

The warrants have an exercise price of $0.6029 per share of our common stock, are exercisable six months and one day after the date of issuance and expire four years and one day after the date of issuance. As the warrants include a redemption feature that may be triggered upon a certain liquidation event that is outside of our control, we classified these warrants as mezzanine equity. We estimated the $5.6 million fair value of the warrants using the Black-Scholes pricing model.

Upon conversion of our Series 4 preferred stock, we recognized $15.5 million in deemed dividends on preferred stock related to the transaction, including $5.6 million resulting from the allocation of net proceeds to the warrants and $9.9 million related to the beneficial conversion feature on the 20,000 shares of our Series 4 preferred stock as the stock was converted immediately.

Issuance of Series 5 Preferred Stock

In May 2010, we entered into a securities purchase agreement for the issuance of 21,000 shares of our Series 5 preferred stock, which was convertible into 52.5 million shares of our common stock, and warrants to purchase up to 26.3 million shares of our common stock for gross proceeds of $21.0 million. Issuance costs related to this transaction were $1.5 million, including $0.2 million related to the placement agent warrants as discussed below. In May 2010 at the date of closing, all 21,000 shares of our Series 5 preferred stock were converted into 52.5 million shares of our common stock.

Each share of our Series 5 preferred stock was entitled to a liquidation preference equal to the stated value of such share of our Series 5 preferred stock plus any accrued and unpaid dividends. Our Series 5 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. It was convertible into our common stock, at the option of the holder, at a conversion price of $0.40 per share, subject to a 4.99% blocker provision. A holder of Series 5 preferred stock could elect to increase the blocker provision to 9.99% by providing us with 61 days’ prior notice. In addition, if 1,000 or less shares of Series 5 preferred stock are outstanding, all outstanding shares of Series 5 preferred stock automatically convert into shares of common stock. Our Series 5 preferred stock did not have voting rights except for limited protective provisions and except as otherwise required by law.

The warrants have an exercise price of $0.50 per share of our common stock and are exercisable six months and one day after the date of issuance and expire four years, six months and one day after the date of issuance, provided that the exercisability of the warrants is subject to, and conditioned upon our receipt of shareholder approval after the date of the prospectus supplement relating to the offering of an amendment to its amended and restated articles of incorporation to increase the authorized shares of common stock available for issuance thereunder by 400 million shares or our notification to holders of the warrants that shares of common stock have become available and are reserved for issuance upon exercise of the warrants. As the warrants include a redemption feature that may be triggered upon a certain liquidation event that is outside of our control, we classified these warrants as mezzanine equity. We estimated the $6.0 million fair value of the warrants using the Black-Scholes pricing model.

Upon conversion of our Series 5 preferred stock, we recognized $14.6 million in deemed dividends on preferred stock related to the transaction, including $6.0 million resulting from the allocation of net proceeds to the warrants and $8.6 million related to the beneficial conversion feature on the 21,000 shares of our Series 5 preferred stock as the stock was converted immediately.

In connection with the offering of our Series 5 preferred stock, we also issued warrants to purchase 1.1 million shares of our common stock to the placement agent which are classified in mezzanine equity due to the same redemption feature described above. The warrants were estimated to have a fair value of $0.2 million using the Black-Scholes pricing model. These warrants have an exercise price of $0.50 per share and are exercisable after six months and one day after the date of issuance and expire five years after the date of issuance, provided that the exercisability of the warrants is subject to, and conditioned upon, our receipt of the shareholder approval or notification described above.

6.	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2010 and 2009, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$1,142	$157	$2,154	$342
Selling, general and administrative	6,453	1,192	13,192	1,567

Stock-based compensation expense included in operating expenses	$7,595	$1,349	$15,346	$1,909

For the three and six months ended June 30, 2010, we incurred stock-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
December 2009 performance awards	$6,777	$—	$13,954	$—
Restricted stock	783	1,247	1,321	1,719
Options	35	102	71	190

Total stock-based compensation expense	$7,595	$1,349	$15,346	$1,909

7.	Legal Proceedings

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. (“Lash”) and Documedics Acquisition Co., Inc., our former third-party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX and other claims. On February 28, 2007, Lash removed the case to U.S. District Court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and on November 18, 2009, the Ninth Circuit reversed the trial court and held that the False Claims Act (“FCA”) did not preclude us from seeking recovery and bringing claims against Lash for indemnification under our Service Agreement based upon its acts that gave rise to the Government’s FCA and other claims. On December 1, 2009, Lash filed a petition for rehearing with the Ninth Circuit Court of Appeals, which was formally denied on January 6, 2010. The case has been remanded for trial in the District Court. On April 30, 2010, the District Court denied a motion by Lash to strike our supplemental damages disclosure, and granted our motion for leave to amend our complaint to more fully address our claims for supplemental and independent damages. On May 21, 2010, the Court issued a minute order setting trial and related dates. On May 24, 2010, Lash filed its answer to the amended complaint and asserted counterclaims for contractual indemnification, common law indemnification and contribution, and declaratory relief. On June 3, 2010, Lash filed a motion to bifurcate the trial to address in the first phase only its assertion that our claims are barred due to FCA liability. We opposed the motion, and on June 10, 2010, we filed our own motion to strike Lash’s affirmative defense based on its FCA liability claim. The case is currently scheduled for trial on September 6, 2011. There is no guarantee that we will prevail at trial.

On December 23, 2008, CONSOB sent a notice (record no. 9071933) to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98, namely: (a) the non-disclosure without delay of the press release mentioned under previous point (i) and the subsequent incomplete disclosure of the relevant information through the press releases dated January 9 and 13, 2009; (b) the non-disclosure of the Monthly CONSOB Press Release in December 2008; and (c) the incomplete disclosure of the Monthly CONSOB Press Release in January 2009. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On May 5, 2010, CONSOB (x) notified us that it has begun the preliminary investigation for its decision on these administrative proceedings and (y) provided us with a preliminary investigation report in reply to our defenses submitted on August 28, 2009. On June 4, 2010 (within 30 days of May 5, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB will have to evaluate before imposing any possible administrative sanctions.

Separately, on December 10, 2009, CONSOB sent us a notice (record no. RM9102185) claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in the press release disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM of 9.66% notes into shares of common stock that occurred between October 24 and November 19, 2008; and (ii) the contents of the opinion expressed, with respect to our 2008 financial statements, by the auditor Stonefield Josephson, Inc. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58.1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it has begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in reply to our defenses submitted on January 8, 2010. We are planning to submit (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules) further defenses that CONSOB will have to evaluate before imposing any possible administrative sanctions.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings of the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $6.7 million, $3.1 million and $1.0 million as of June 30, 2010, respectively. On July 14, 2010, the ITA issued a notice of deposit payment to CTI (Europe) based on the 2005 assessment including interest and collection fees for an amount of €0.9 million, or approximately $1.2 million, payable in the third quarter 2010. We successfully filed a petition with the Italian Tax Court for suspension of the 2005 notice of deposit payment. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We intend to vigorously defend ourselves against the assessments and have requested a court hearing on procedural grounds and merits of the case. The Italian Tax Court has scheduled a hearing on September 28, 2010 regarding the 2005 assessment.

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan to compel us to source pixantrone from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. The parties filed the authorized pleadings and submitted to the Court their requests for evidence. The next hearing date regarding admissions of evidence and testimony is scheduled for November 11, 2010. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On March 12, 2010, a purported securities class action complaint was filed in the United States District Court for the Western District of Washington against us and certain of our officers and directors, styled Cyril Sabbagh, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-sv-00414), or the Sabbagh action. On March 19, 2010, a substantially similar class action complaint was filed in the same court, styled Michael Laquidari, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-cv-00480), or the Laquidari action. On March 31, 2010, a third substantially similar class action complaint was filed in the same court, styled William Snyder, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., James A. Bianco, Phillip M. Nudelman, Louis A. Bianco, John H. Bauer, Richard L. Love, Mary O. Mundinger, Jack W. Singer, Frederick W. Telling and Rodman & Renshaw, LLC (Case No. 2:10-cv-00559), or the Snyder action. The securities actions are pending before Judge Marsha Pechman in the Western District of Washington. The securities complaints allege that the defendants violated the federal securities laws by making certain alleged false and misleading statements. The plaintiffs in the Sabbagh and Laquidari actions seek unspecified damages on behalf of a putative class of purchasers of our securities from May 5, 2009 through February 8, 2010. The plaintiffs in the Snyder action seek unspecified damages on behalf of a putative class of purchasers of our securities from May 5, 2009 through March 19, 2010, including purchasers of securities issued pursuant to or traceable to our July 22, 2009 public offering. On May 11, 2010, motions were filed to consolidate the securities actions and to appoint lead plaintiff and lead plaintiffs’ counsel. The motions are currently pending. We believe that the securities actions are without merit and intends to defend them vigorously.

On April 1, 2010, a shareholder derivative complaint was filed in the United States District Court for the Western District of Washington, derivatively on behalf of us against the members of its Board of Directors, styled Shackleton v. John A. Bauer, James A. Bianco, Vartan Gregorian, Richard L. Love, Mary O’Neil Mundinger, Phillip M. Nudelman, Jack W. Singer, and Frederick W. Telling (Case No. 2:10-cv-564). On April 5, 2010, and April 13, 2010, substantially similar derivative actions were filed in the same court, styled, respectively, Marbury v. James A. Bianco, et al. (Case No. 2:10-cv-00578) and Cyrek v. John H. Bauer, et al. (Case No. 2:10-cv-00625). The derivative actions are also pending before Judge Marsha Pechman. The derivative complaints allege that the defendants breached their fiduciary duties to the Company under Washington law by making or failing to prevent the disclosure of certain alleged false and misleading statements. The allegations in the derivative actions are substantially similar to those in the securities actions. On May 10, 2010, pursuant to the parties’ stipulation, the Court consolidated these three shareholder derivative actions and appointed the law firms Robbins Umeda LLP and Federman & Sherwood as co-lead counsel for derivative plaintiffs.

On June 1, 2010, a fourth related shareholder derivative action was filed in the Western District of Washington, styled Souda v. John H. Bauer et. al. (Case No 2:10-cv-00905). It was subsequently transferred to Judge Pechman and consolidated with the consolidated derivative actions. Plaintiff Souda has filed a motion to reconsider the portion of the Court’s Order dated May 10, 2010, appointing Robbins Umeda and Federman & Sherwood as co-lead derivative counsel. Souda’s motion is currently pending.

On July 27, 2010, a fifth related shareholder derivative action, styled Bohland v. John H. Bauer et al. (Case No. 2:10-cv-1213), was filed in the Western District of Washington and assigned to Judge John C. Coughenour. Plaintiff Bohland has filed a motion to consolidate the Bohland action with the consolidated derivative actions and to reconsider the portion of the Court’s Order dated May 10, 2010, appointing Robbins Umeda and Federman & Sherwood as co-lead derivative counsel. Bohland’s motion is currently pending.

For the shareholder derivative complaints, no estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On July 28, 2010, the former General Manager of our Italian Branch office, CTI (Europe), initiated a Court proceeding against the Company to challenge the former General Manager’s dismissal which occurred in 2009. The former General Manager’s claims are based on the alleged unlawfulness and lack of justifications of his dismissal. The former General Manager alleges that he has suffered and requests compensation for damages ranging up to approximately €0.7 million, plus the costs of the proceedings. The first hearing is scheduled for December 9, 2010. CTI is entitled to file a brief regarding its defenses any time prior to 10 days before the hearing. Management believes that the allegations in the claim are without merit and intend to defend the claim vigorously. At this time, we are not able to make a determination whether the likelihood of an unfavorable outcome is probable or remote.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

8.	Subsequent Events

Series 6 Preferred Stock

In July 2010, we entered into a securities purchase agreement, pursuant to which we agreed to issue in a private offering an aggregate of 4,060 shares of our Series 6 preferred stock, initially convertible into 11.6 million shares of our common stock and warrants to purchase up to 5.8 million shares of our common stock for gross proceeds of $4.06 million. The warrants have an exercise price of $0.42 per share of our common stock. The warrants are exercisable at any time on or after the six month and one day anniversary of the date of initial issuance and on or before the four year, six month and one day anniversary of the date of the initial issuance, provided that the warrants will not be exercisable unless and until (i) we amend our amended and restated articles of incorporation to increase the authorized shares of common stock available for issuance thereunder by 400 million shares after receiving shareholder approval of such amendment or (ii) we notify the holders of the warrants that shares of common stock have otherwise become available and are reserved for issuance upon exercise of the warrants. In the event that shares of common stock otherwise become available for reservation following the initial issuance of the warrants, we will reserve all or a portion of such shares for issuance upon exercise of the warrants, provided that (a) the foregoing obligation does not apply to shares of common stock reserved pursuant to our equity incentive plans, (b) if shares of common stock must be reserved pursuant to the terms of any outstanding warrants to purchase common stock issued on or about the closing date of our Series 5 preferred stock financing, shares must be reserved for issuance upon the exercise of those warrants in priority to the reservation of shares for issuance upon the exercise of the warrants issued pursuant to the Series 6 preferred stock financing and (c) any such shares that become available shall be reserved pro rata among all warrants originally issued on or about the closing date of our Series 6 preferred stock financing (or in exchange or substitution thereof) and any other warrants that otherwise have a substantially similar reservation provision.

All 4,060 shares of the Series 6 preferred stock were converted into 11.6 million shares of our common stock upon closing of the transaction in July 2010.

Each share of Series 6 preferred stock is entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 6 preferred stock is not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. The Series 6 preferred stock is convertible into common stock, at the option of the holder, at an initial conversion price of $0.35 per share, subject to a 4.99% blocker provision. A holder of Series 6 preferred stock may elect to increase the blocker provision to 9.99% by providing 61 days’ prior notice. The Series 6 preferred stock will vote with the common stock on an as-converted basis.

Warrant Exchange

In July 2010, we entered into a privately negotiated exchange agreement with a certain investor to exchange existing warrants to purchase 4.32 million shares of common stock at an exercise price of $1.18 per share for warrants to purchase the same number of shares of common stock at an exercise price of $0.42 per share. The terms of the warrants issued upon exchange are substantially similar to the warrants issued in the Series 6 preferred stock transaction.

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

We are currently focusing our efforts on pixantrone, OPAXIO™, brostallicin and novel bisplatinum analogues. As of June 30, 2010, we had incurred aggregate net losses of approximately $1.5 billion since inception. Unless we execute a partnership agreement for pixantrone with terms adequate to cover our operating expenses, we expect to generate losses from operations for the next few years.

Pixantrone

We are developing pixantrone, a novel aza-anthracenedione, for the treatment of non-Hodgkin’s lymphoma, or NHL, and various other hematologic malignancies, and solid tumors. Pixantrone was studied in our EXTEND, or PIX301, clinical trial, which was a phase III single-agent trial of pixantrone for patients with relapsed, refractory aggressive NHL who received two or more prior therapies and who were sensitive to treatment with anthracyclines. In November 2008, we announced that this trial achieved the primary efficacy endpoint. Based on the outcome of the EXTEND trial and on the basis of pre-New Drug Application, or NDA, communication we received from the Food and Drug Administration, or FDA, relating to this phase III trial, we began a rolling NDA submission to the FDA in April 2009. We completed the submission in June 2009.

The FDA completed its inspection of the facility at NerPharMa, S.r.l. (a pharmaceutical manufacturing company belonging to Nerviano Medical Sciences S.r.l., in Nerviano, Italy), or NerPharMa, which has agreed to manufacture our drug, pixantrone, and found the site in compliance and acceptable for continued manufacturing of the drug product in early March 2010.

On March 22, 2010, the FDA’s Oncologic Drugs Advisory Committee, or ODAC, panel voted unanimously that the clinical trial data was not adequate to support approval of pixantrone for this patient population. In early April 2010, we received a Complete Response Letter from the FDA regarding our NDA for pixantrone and recommending that we design and conduct an additional trial to demonstrate the safety and effectiveness of pixantrone. Based on the FDA’s March 22, 2010 ODAC presentation, which provided ODAC and us with alternative options to consider to make investigational drugs available to patients if drugs need to be studied further prior to approval, we will evaluate the establishment of an expanded access program for pixantrone. On August 3, 2010, we filed for a Special Protocol Assessment, or SPA, with the FDA for the design of our additional clinical study of pixantrone. We have scheduled a meeting with the FDA in August 2010 to review the Complete Response Letter and the proposed additional clinical study of pixantrone.

The results of the EXTEND trial showed that patients randomized to treatment with pixantrone achieved a significantly higher rate of confirmed and unconfirmed complete remissions compared to patients treated with standard chemotherapy, had a significantly increased overall response rate and experienced a statistically significant improvement in median progression free survival. Pixantrone was safely administered at the proposed dose and schedule in the EXTEND clinical trial in heavily pre-treated patients. The most common (incidence greater than or equal to 10%) grade  3/4 adverse events reported for pixantrone-treated subjects across studies were neutropenia and leukopenia. Use of growth factor support was minimal. Other common adverse events (any grade) included infection, anemia, leukopenia, thrombocytopenia, asthenia, pyrexia and cough. Overall, the incidence of grade 3 or greater cardiac adverse events was 7% (5 patients) on the pixantrone arm and 2% (1 patient) on the comparator arm. There were an equal number of deaths due to an adverse event in both the pixantrone and comparator arm.

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

In July 2009, we were notified by the European Agency for Evaluation of Medicinal Products, or the EMEA, that pixantrone is eligible to be submitted for a Marketing Authorization Application, or MAA, through the EMEA’s centralized procedure. The centralized review process provides for a single coordinated review for approval of pharmaceutical products that is conducted by the EMEA on behalf of all European Union, or EU, member states. The EMEA also designated pixantrone as a New Active Substance, or NAS; if approved, compounds designated as an NAS receive a 10-year market exclusivity period in EU member states. In September 2009, we applied to the EMEA for orphan drug designation for pixantrone, which was granted in December 2009. In September 2009, we also submitted a Pediatric Investigation Plan, or PIP, to the EMEA as part of the required filing process for approval of pixantrone for treating relapsed, refractory aggressive NHL in Europe. In April 2010, the EMEA recommended that we submit an updated PIP for pixantrone following discussions with us about the preclinical and clinical pixantrone data, including EXTEND, and the desire to explore the potential benefits pixantrone may offer to children with hematologic cancer. We submitted an expanded PIP to the EMEA in July 2010. We anticipate the formal MAA filing for pixantrone for the treatment of relapsed or refractory aggressive NHL in the second half of 2010.

In June 2010, the Italian Medicines Agency, the national authority responsible for drug regulation in Italy, approved the facility at NerPharMa for the production of pixantrone. In July 2010, we signed a manufacturing agreement with NerPharMa for pixantrone. The five-year contract provides for both the commercial and clinical supply of pixantrone.

In the second quarter of 2010, the North Central Cancer Treatment Group, or NCCTG, opened for enrollment a phase II study of pixantrone in patients with HER2-negative metastatic breast cancer who have tumor progression after at least two, but not more than three, prior chemotherapy regimens.

OPAXIO

We are currently focusing our development of OPAXIO (paclitaxel poliglumex), which we have previously referred to as XYOTAX, as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients with more than 700 patients enrolled to date. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival and based on current enrollment and study duration, the interim analysis could be conducted as early as 2011. If successful, we could utilize those results to form the basis of a New Drug Application for OPAXIO.

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

In June 2009, we announced that, in a study released from Brown University at the 2009 American Society for Clinical Oncology Annual Meeting, patients with cancer of the lower esophagus had evidence of a high pathological complete response rate when given OPAXIO in addition to cisplatin and full-course radiotherapy. In this phase II clinical trial study, data suggests that OPAXIO may provide enhanced radiation sensitization as compared to standard therapy. We plan to meet with the FDA following completion of the clinical study report to explore a potential phase III registration study utilizing OPAXIO as a radiation sensitizer in the treatment of esophageal cancer.

We continue to monitor the use of OPAXIO in women with premenopausal levels of estrogen, regardless of age, who have advanced NSCLC with normal or poor performance status. We believe the lack of safe and effective treatment for women with advanced first-line NSCLC, who have premenopausal estrogen levels, represents an unmet medical need. Based on a pooled analysis of the STELLAR 3 and 4 phase III trials for treatment of first-line NSCLC PS2 patients, we believe that there is a demonstrated statistically significant survival advantage among women receiving OPAXIO when compared to women or men receiving standard chemotherapy. A survival advantage for women over men also was demonstrated in a first-line phase II clinical trial of OPAXIO and carboplatin, known as the PGT202 trial, supporting the potential benefit observed in the STELLAR 3 and 4 trials. In September 2007, we initiated our PGT307 trial which focuses exclusively on NSCLC in women with premenopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. Due to limited resources, we have discontinued enrollment in the PGT307 trial.

Brostallicin

We are developing brostallicin through our wholly-owned subsidiary, Systems Medicine LLC, or SM, which holds worldwide rights to use, develop, import and export brostallicin. Brostallicin is a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. We use a genomic-based platform to guide the development of brostallicin. We expect to use that platform to guide the development of our licensed oncology products in the future. We also have a strategic affiliation with the Translational Genomics Research Institute, or TGen, and have the ability to use TGen’s extensive genomic platform and high throughput capabilities to target a cancer drug’s context-of-vulnerability, which is intended to guide clinical trials toward patient populations where the highest likelihood of success should be observed, thereby potentially lowering risk and shortening time to market.

In the second quarter of 2010, the NCCTG opened for enrollment a phase II study of brostallicin in combination with cisplatin in patients with metastatic triple-negative breast cancer, or mTNBC. mTNBC is defined by tumors lacking expression of estrogen, progesterone receptors and without over-expression of HER2. Women with mTNBC have very limited effective treatments and based on the novel mechanism of action of brostallicin and the recognized activity of cisplatin in this disease, the combination of the two agents will be explored by the NCCTG. In addition to standard clinical efficacy measures, biological endpoints will also be evaluated to assist in understanding the specific activity of brostallicin in this disease.

A phase II study of brostallicin in relapsed, refractory soft tissue sarcoma met its predefined activity and safety hurdles and resulted in a first-line phase II clinical trial study that was conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and the EORTC conducted final data analysis in 2009. The data was reported at the American Society of Clinical Oncology Annual Meeting in June 2010. The EORTC trial demonstrated, in this hard to treat patient group, a modest level of clinical activity with an acceptable level of toxicity. No further development is planned in this indication. A multi-arm phase I combination study with brostallicin and other agents, including Avastin (bevacizumab), was completed in the first quarter of 2009. Brostallicin also has demonstrated synergy with new targeted agents as well as established treatments in preclinical trials.

Research and Preclinical Development

Platinates constitute an important class of cornerstone chemotherapy agents used to treat a wide variety of cancers. There are three currently commercially available platinates (cisplatin, carboplatin, and oxaliplatin) which are first-line agents in ovarian cancer, lung cancer, testicular cancer, and colorectal cancer and are also used in a broad variety of other diseases. We are developing new analogues of the dinuclear-platinum complex CT-3610 that is more potent than any of the commercially available platinates. These bisplatinates have a different mechanism of action than the commercially available platinum compounds and are substantially more active on many preclinical models including those with resistance to monoplatinates. We have initiated Investigational New Drug application enabling activities for bisplatinates.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2010 and 2009

License and contract revenue. License and contract revenue for the three months ended June 30, 2010 and 2009 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Compounds under development:
Pixantrone	$1,736	$2,345
OPAXIO	647	937
Brostallicin	96	443
Zevalin	—	49
Operating expenses	4,169	3,466
Discovery research	266	80

Total research and development expenses	$6,914	$7,320

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMEA or other regulatory agencies outside the United States and Europe. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Discovery research costs include primarily personnel, occupancy and laboratory expenses associated with the discovery and identification of new drug targets and lead compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for pixantrone, OPAXIO and brostallicin are approximately $59.0 million, $222.0 million and $9.3 million, respectively. Costs for pixantrone prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount.

Research and development expenses decreased to approximately $6.9 million for the three months ended June 30, 2010 from approximately $7.3 million for the three months ended June 30, 2009. Pixantrone costs decreased primarily due to a decrease in regulatory costs and manufacturing activity. Regulatory costs decreased due to the non-recurring expense associated with the filing fee for the NDA submission to the FDA, which was incurred in the second quarter of 2009. Manufacturing activity decreased due to the delay in pixantrone approval. These decreases were partially offset by an increase in clinical development activity associated with the RAPID and EXTEND trials as those trials continue to incur costs as they wind down. Costs for our OPAXIO program decreased primarily due to decreases in regulatory costs, investigator-sponsored trials and quality activities. Costs for brostallicin decreased primarily due to a decrease in clinical development activities related to phase I and phase II studies. Zevalin costs decreased due to the contribution of the product to RIT Oncology, the joint venture we formed with Spectrum on December 15, 2008 which assumed all related Zevalin expenses subsequent to that date. Our operating expenses increased primarily due to an increase in non-cash stock-based compensation associated with performance awards granted in December 2009, partially offset by a reduction in personnel. Discovery research expense relates to the costs incurred in preclinical activities.

Our lead drug candidates pixantrone, OPAXIO and brostallicin are currently in clinical trials. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMEA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. We have drug candidates that are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $13.1 million for the three months ended June 30, 2010 from approximately $10.6 million for the three months ended June 30, 2009. This is primarily due to a $5.3 million increase in non-cash stock-based compensation expense mainly related to performance awards granted in December 2009. This increase is primarily offset by decreases in discretionary bonus accrual and professional services charges.

Restructuring charges. Restructuring charges of $3.8 million for the three months ended June 30, 2009 relate to activities associated with the closure of our Bresso, Italy operations, including approximately $2.4 million in employee termination benefits and approximately $1.4 million in contract termination and clean-up charges related to the Bresso facilities.

Interest expense. Interest expense decreased to approximately $0.8 million for the three months ended June 30, 2010 from approximately $1.6 million for the three months ended June 30, 2009. This decrease is primarily due to the exchanges of $42.3 million principal balance of our 5.75%, 6.75% and 7.5% convertible senior notes and $14.8 million of our 4% Notes in 2009. In addition, we exchanged $1.8 million of our 4% Notes in 2010.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs decreased to approximately $0.2 million for the three months ended June 30, 2010 from approximately $0.5 million for the three months ended June 30, 2009 due to exchanges for a portion of our outstanding convertible notes in 2009.

Foreign exchange gain (loss). The foreign exchange loss for the three months ended June 30, 2010 and the foreign exchange gain for the three months ended June 30, 2009 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Debt conversion expense. Debt conversion expense of $2.0 million for the three months ended June 30, 2010 is related to the exchange of $1.8 million principal balance of our 4% convertible senior subordinated notes in May 2010 for approximately 4.3 million shares of our common stock.

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

Gain on exchange of convertible notes. The $7.2 million gain on exchange of convertible notes for the three months ended June 30, 2009 is due to the exchange of $52.9 million principal amount of our convertible notes for $7.1 million in cash and approximately 24.2 million shares of common stock, net of related transaction costs.

Settlement expense. Settlement expense of $3.2 million for the three months ended June 30, 2009 relates to the settlement of the final installment payment related to our sale of our 50% interest in RIT Oncology based on the outcome of arbitration proceedings. This amount includes the $3.5 million escrow amount released to Spectrum, our $0.8 million payment to Spectrum based on arbitration proceedings and $0.9 million in receivables recognized in prior periods and owed to us by RIT Oncology. The settlement amount is also net of $2.0 million in payables assumed by Spectrum on our behalf.

Six months ended June 30, 2010 and 2009

License and contract revenue. License and contract revenue for the six months ended June 30, 2010 and 2009 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine.

Research and development expenses. Our research and development expenses for compounds under development and discovery research are as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Compounds under development:
Pixantrone	$3,908	$3,285
OPAXIO	1,381	2,244
Brostallicin	164	794
Zevalin	—	987
Operating expenses	8,289	7,655
Discovery research	532	311

Total research and development expenses	$14,274	$15,276

Research and development expenses decreased to approximately $14.3 million for the six months ended June 30, 2010 from approximately $15.3 million for the six months ended June 30, 2009. Pixantrone costs increased primarily due to an increase in clinical development activity mainly related to costs associated with our RAPID trial as we continued to incur costs during the study wind-down. In addition, there was an increase in activities associated with investigator-sponsored trials and advisory board meetings. These increases were partially offset by decreases in regulatory costs and manufacturing activity. Regulatory costs decreased due to the non-recurring expense associated with the filing fee for the NDA submission to the FDA, which was incurred in the second quarter of 2009. Manufacturing activity decreased due to the delay in pixantrone approval. Costs for our OPAXIO program decreased primarily due to a decrease in regulatory and clinical development activities. Costs for brostallicin decreased primarily due to a decrease in clinical development activities related to phase I and phase II studies. Zevalin costs decreased due to the contribution of the product to RIT Oncology, the joint venture we formed with Spectrum on December 15, 2008 which assumed all related Zevalin expenses subsequent to that date. Our operating expenses increased primarily due to an increase in non-cash stock-based compensation associated with performance awards granted in December 2009. This increase was partially offset by a reduction in personnel and overhead costs associated with the closure of our Bresso, Italy operations. Discovery research expense relates to costs incurred in preclinical activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $31.5 million for the six months ended June 30, 2010 from approximately $19.3 million for the six months ended June 30, 2009. This is primarily due to an $11.6 million increase in non-cash stock-based compensation expense mainly related to performance awards granted in December 2009 and an increase in sales personnel for the expected pixantrone launch.

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

Interest expense. Interest expense decreased to approximately $1.6 million for the six months ended June 30, 2010 from approximately $3.2 million for the six months ended June 30, 2009. This decrease is primarily due to the exchanges of $42.3 million principal balance of our 5.75%, 6.75% and 7.5% convertible senior notes and $14.8 million of our 4% convertible senior subordinated notes, or 4% notes, in 2009. In addition, we exchanged $1.8 million of our 4% notes in 2010.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs decreased to approximately $0.4 million for the six months ended June 30, 2010 from approximately $5.3 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, conversions of our 9% and 10% convertible senior notes resulted in accelerated amortization of debt discount and issuance costs of $4.4 million. Also, amortization of debt discount and issuance costs decreased by $0.5 million due to accelerated amortization of debt discount and amortization costs on our 5.75%, 6.75% and 7.5% convertible senior notes and 4% convertible senior subordinated notes as a result of exchanges and conversions in 2009 reducing the remaining cost basis and discount amount to be amortized over the remaining term of the respective convertible notes.

Foreign exchange gain (loss). The foreign exchange loss for the six months ended June 30, 2010 and foreign exchange gain for the six months ended June 30, 2009 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

Debt conversion expense. Debt conversion expense of $2.0 million for the six months ended June 30, 2010 is related to the exchange of $1.8 million principal balance of our 4% convertible senior subordinated notes in May 2010 for approximately 4.3 million shares of our common stock.

Make-whole interest expense. Make-whole interest expense of $6.3 million for the six months ended June 30, 2009 is related to $5.4 million in payments made upon the conversion of $18.0 million of our 10% convertible senior notes and $0.9 million in payments made upon the conversion of $5.3 million of our 9% convertible senior notes.

Gain on derivative liabilities, net. The gain on derivative liabilities of $7.2 million for the six months ended June 30, 2009 is primarily due to a gain of $4.4 million resulting from the change in the estimated fair value of the derivative liability related to the embedded conversion option on our 10% convertible senior notes as well as a gain of $2.8 million due to the change in the estimated fair value of the derivative liability related to the Series B Unit Warrant.

Gain on exchange of convertible notes. The $7.2 million gain on exchange of convertible notes for the six months ended June 30, 2009 is due to the exchange of $52.9 million principal amount of our convertible notes for $7.1 million in cash and approximately 24.2 million shares of common stock, net of related transaction costs.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had approximately $64.5 million in cash and cash equivalents.

Net cash used in operating activities decreased to approximately $39.3 million during the six months ended June 30, 2010 compared to approximately $50.7 million for the same period during 2009 primarily due to a reduction in interest payments on convertible notes as well as a decrease in research and development expense, excluding the allocation of non-cash stock-based compensation expense. The decrease is also attributable to cash payments made in connection with settlement of legal matters during the six months ended June 30, 2009. We did not make any similar payments during the six months ended June 30, 2010.

Net cash used in investing activities of approximately $1.0 million for the six months ended June 30, 2010 was primarily due to purchases of property and equipment. Net cash provided by investing activities of approximately $22.2 million for the six months ended June 30, 2009 was primarily due to $6.8 million in net proceeds received from Spectrum in January 2009 related to the initial formation of RIT Oncology in December 2008 and $15.1 million in net proceeds received from Spectrum related to the sale of our 50% interest in RIT Oncology in 2009.

Net cash provided by financing activities of approximately $65.7 million for the six months ended June 30, 2010 was primarily due to the issuances of our Series 3, 4 and 5 preferred stock. We received $28.0 million in net proceeds from the issuance of 30,000 shares of our Series 3 preferred stock and warrants to purchase approximately 8.6 million shares of our common stock in January 2010. We also received $18.6 million in net proceeds from the issuance of 20,000 shares of our Series 4 preferred stock and warrants to purchase 20.0 million shares of our common stock in April 2010. In addition, we received $19.9 million in net proceeds from the issuance of 21,000 shares of Series 5 preferred stock and warrants to purchase approximately 26.3 million contingently issuable shares of our common stock in May 2010. These proceeds were offset by $0.7 million cash paid for the repurchase of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees. Net cash provided by financing activities of approximately $30.7 million for the six months ended June 30, 2009 was primarily due to $19.0 million in net proceeds from the issuance of 16.0 million shares of our common stock and warrants to purchase 4.8 million shares of our common stock in May 2009. We also received $18.8 million in net proceeds from the issuance of 20,000 shares of our Series 1 preferred stock and related Class A and Class B warrants in April 2009 as well as $3.8 million upon the exercise of the Class A warrants in May 2009. These proceeds were offset by $7.6 million in cash paid, net of transaction costs and in addition to 24.2 million shares of our common stock, for the exchange of $52.9 million principal amount of our convertible notes. We further made a $3.0 million deemed dividend payment in connection with our settlement with Tang Capital Partners LP for full release of all claims against us in connection with our alleged breach of contract related to Tang’s Series B preferred stock. This amount was accrued as of December 31, 2008 and paid in January 2009.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and expect to generate losses from operations for the next few years primarily due to research and development costs for pixantrone, OPAXIO and brostallicin. Subsequent to period end, in July 2010, we (i) made a cash payment of $39.3 million to repay the outstanding balance, including accrued interest, to fully retire our outstanding 4% Notes and (ii) raised $4.06 million in gross proceeds from the issuance of 4,060 shares of our Series 6 preferred stock and warrants to purchase up to 5.8 million shares of our common stock.

We do not expect that our existing cash and cash equivalents, including the cash received from the issuance of our Series 6 preferred stock and warrants, will be sufficient to fund our presently anticipated operations beyond the fourth quarter of 2010. This raises substantial doubt about our ability to continue as a going concern.

We have commenced cost saving initiatives to reduce operating expenses, including the reduction of employees related to planned commercial pixantrone operations and we continue to seek additional areas for cost reductions. We project our net cash operating expenses for 2010 to be $60 million. We will need to raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources.

We have applied for the new Qualifying Therapeutic Discovery Project Credit related to life science companies, which may allow us to receive grants in lieu of tax credits for years 2009 and 2010.

We have called an annual meeting of shareholders that is scheduled to be held on September 16, 2010 to ask shareholders to approve proposals, including a proposal to increase our authorized shares of common and preferred stock from 810,000,000 to 1,210,000,000 shares. If our shareholders do not approve this proposal, then we will not be able to issue common stock or securities convertible or exercisable for common stock, and thus, will not be able to raise additional capital. If our shareholders approve this proposal, our Board of Directors would have the option to issue such shares depending on our financial needs and the market opportunities, if deemed to be in the best interest of the shareholders. Our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	regulatory approval of our products;

•	success in acquiring or divesting products, technologies or businesses;

•	progress in and scope of our research and development activities;

•	finding appropriate partners for the development and commercialization of our products if they are approved for marketing; and

•	competitive market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies or sell or license our products to others. We will require additional financing and such financing may not be available when needed or, if available, we may not be able to obtain it on terms favorable to us or to our shareholders. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs or may adversely affect our ability to operate as a going concern and we may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

The following table includes information relating to our contractual obligations as of June 30, 2010 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

7.5% Convertible senior notes (1)	$10,250	$10,250	$—	$—	$—
5.75% Convertible senior notes (2)	10,913	—	10,913	—	—
4.0% Convertible senior subordinated notes (3)	38,515	38,515	—	—	—
Interest on convertible notes	1,561	1,272	289	—	—
Operating leases:
Facilities	9,447	4,390	4,903	154	—

Long-term obligations (4)	1,261	429	821	11	—

	$71,947	$54,856	$16,926	$165	$—

(1)	The 7.5% convertible senior notes are convertible into shares of our common stock at a conversion rate of 11.96298 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $83.59 per share.
(2)	The 5.75% convertible senior notes are convertible into shares of our common stock at a conversion rate of 33.33333 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $30.00 per share.
(3)	The 4.0% convertible senior subordinated notes are convertible into shares of our common stock at a conversion rate of 1.85185 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $540.00 per share.
(4)	Long-term obligations do not include $0.7 million related to excess facilities charges.

Manufacturing Supply Agreement

In July 2010, we entered into a Drug Product Manufacturing Supply Agreement with NerPharMa. Pursuant to the terms of the agreement, NerPharMa has agreed to manufacture and supply to us, the bulk unlabeled vials of drug product for our drug candidate pixantrone, which is BBR 2778 (pixantrone dimaleate) from the effective date of the agreement through the fifth anniversary of the date that the first government or regulatory approval has been obtained for pixantrone in the United States or Europe, whichever is earlier, unless earlier terminated. We have agreed to purchase supply of pixantrone from NerPharMa on the basis of a rolling commercial forecast.

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

We have an agreement with the Gynecologic Oncology Group, or GOG, related to the GOG0212 trial which the GOG is conducting. We recorded a $1.6 million payment due to the GOG based on the 650 patient enrollment milestone achieved in the first quarter of 2010. As of June 30, 2010, this amount is included in accounts payable. Under this agreement we are required to pay up to $3.5 million in additional milestone payments related to the trial of which $1.7 million may become due in the first quarter of 2011 based on current planned patient enrollment.

Under a license agreement entered into for brostallicin, we may be required to pay up to $80.0 million in milestone payments based on the achievement of certain product development results. Due to the early stage of development that brostallicin is in, we are not able to determine whether the clinical trials will be successful and therefore cannot make a determination that the milestone payments are reasonably likely to occur at this time.

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

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of June 30, 2010, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial affect on our earnings. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. As of June 30, 2010, we had a net asset balance excluding intercompany payables and receivables in our European branches denominated in euros. As of June 30, 2010, if the euro were to weaken 20% against the dollar, our net asset balance would decrease by approximately $0.9 million as of this date.

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

Other Financial Information

With respect to our unaudited condensed consolidated financial statements for the six-month period ended June 30, 2010, included herein, Stonefield Josephson, Inc., or Stonefield Josephson, reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 6, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Stonefield Josephson has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Stonefield Josephson is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, or the Securities Act, for their report on the unaudited condensed consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by Stonefield Josephson within the meaning of Sections 7 and 11 of the Securities Act.

INTERIM REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cell Therapeutics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Cell Therapeutics, Inc. as of June 30, 2010, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has had losses since inception and expects to generate losses from operations for at least the next year, primarily due to research and development costs. Additionally, the Company has approximately $48.7 million due in the current year and will not have sufficient cash to fund planned operations for the next twelve months, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our reports dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Stonefield Josephson, Inc.

San Francisco, California

August 6, 2010

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Recent Legal Proceedings

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc. (“Lash”) and Documedics Acquisition Co., Inc., our former third-party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX and other claims. On February 28, 2007, Lash removed the case to U.S. District Court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and on November 18, 2009, the Ninth Circuit reversed the trial court and held that the False Claims Act (“FCA”) did not preclude us from seeking recovery and bringing claims against Lash for indemnification under our Service Agreement based upon its acts that gave rise to the Government’s FCA and other claims. On December 1, 2009, Lash filed a petition for rehearing with the Ninth Circuit Court of Appeals, which was formally denied on January 6, 2010. The case has been remanded for trial in the District Court. On April 30, 2010, the District Court denied a motion by Lash to strike our supplemental damages disclosure, and granted our motion for leave to amend our complaint to more fully address our claims for supplemental and independent damages. On May 21, 2010, the Court issued a minute order setting trial and related dates. On May 24, 2010, Lash filed its answer to the amended complaint and asserted counterclaims for contractual indemnification, common law indemnification and contribution, and declaratory relief. On June 3, 2010, Lash filed a motion to bifurcate the trial to address in the first phase only its assertion that our claims are barred due to FCA liability. We opposed the motion, and on June 10, 2010, we filed our own motion to strike Lash’s affirmative defense based on its FCA liability claim. The case is currently scheduled for trial on September 6, 2011. There is no guarantee that we will prevail at trial.

On December 23, 2008, CONSOB sent a notice (record no. 9071933) to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98, namely: (a) the non-disclosure without delay of the press release mentioned under previous point (i) and the subsequent incomplete disclosure of the relevant information through the press releases dated January 9 and 13, 2009; (b) the non-disclosure of the Monthly CONSOB Press Release in December 2008; and (c) the incomplete disclosure of the Monthly CONSOB Press Release in January 2009. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On May 5, 2010, CONSOB (x) notified us that it has begun the preliminary investigation for its decision on these administrative proceedings and (y) provided us with a preliminary investigation report in reply to our defenses submitted on August 28, 2009. On June 4, 2010 (within 30 days of May 5, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB will have to evaluate before imposing any possible administrative sanctions.

Separately, on December 10, 2009, CONSOB sent us a notice (record no. RM9102185) claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in the press release disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM of 9.66% notes into shares of common stock that occurred between October 24 and November 19, 2008; and (ii) the contents of the opinion expressed, with respect to our 2008 financial statements, by the auditor Stonefield Josephson, Inc. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58.1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it has begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in reply to our defenses submitted on January 8, 2010. We are planning to submit (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules) further defenses that CONSOB will have to evaluate before imposing any possible administrative sanctions.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings of the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $6.7 million, $3.1 million and $1.0 million as of June 30, 2010, respectively. On July 14, 2010, the ITA issued a notice of deposit payment to CTI (Europe) based on the 2005 assessment including interest and collection fees for an amount of €0.9 million, or approximately $1.2 million, payable in the third quarter 2010. We successfully filed a petition with the Italian Tax Court for suspension of the 2005 notice of deposit payment. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We intend to vigorously defend ourselves against the assessments and have requested a court hearing on procedural grounds and merits of the case. The Italian Tax Court has scheduled a hearing on September 28, 2010 regarding the 2005 assessment.

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan to compel us to source pixantrone from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. The parties filed the authorized pleadings and submitted to the Court their requests for evidence. The next hearing date regarding admission of evidence and testimony is scheduled for November 11, 2010. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On March 12, 2010, a purported securities class action complaint was filed in the United States District Court for the Western District of Washington against us and certain of our officers and directors, styled Cyril Sabbagh, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-sv-00414), or the Sabbagh action. On March 19, 2010, a substantially similar class action complaint was filed in the same court, styled Michael Laquidari, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-cv-00480), or the Laquidari action. On March 31, 2010, a third substantially similar class action complaint was filed in the same court, styled William Snyder, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., James A. Bianco, Phillip M. Nudelman, Louis A. Bianco, John H. Bauer, Richard L. Love, Mary O. Mundinger, Jack W. Singer, Frederick W. Telling and Rodman & Renshaw, LLC (Case No. 2:10-cv-00559), or the Snyder action. The securities actions are pending before Judge Marsha Pechman in the Western District of Washington. The securities complaints allege that the defendants violated the federal securities laws by making certain alleged false and misleading statements. The plaintiffs in the Sabbagh and Laquidari actions seek unspecified damages on behalf of a putative class of purchasers of our securities from May 5, 2009 through February 8, 2010. The plaintiffs in the Snyder action seek unspecified damages on behalf of a putative class of purchasers of our securities from May 5, 2009 through March 19, 2010, including purchasers of securities issued pursuant to or traceable to the Company’s July 22, 2009 public offering. On May 11, 2010, motions were filed to consolidate the securities actions and to appoint lead plaintiff and lead plaintiffs’ counsel. The motions are currently pending. We believe that the securities actions are without merit and intend to defend them vigorously.

On April 1, 2010, a shareholder derivative complaint was filed in the United States District Court for the Western District of Washington, derivatively on behalf of us against the members of its Board of Directors, styled Shackleton v. John A. Bauer, James A. Bianco, Vartan Gregorian, Richard L. Love, Mary O’Neil Mundinger, Phillip M. Nudelman, Jack W. Singer, and Frederick W. Telling (Case No. 2:10-cv-564). On April 5, 2010, and April 13, 2010, substantially similar derivative actions were filed in the same court, styled, respectively, Marbury v. James A. Bianco, et al. (Case No. 2:10-cv-00578) and Cyrek v. John H. Bauer, et al. (Case No. 2:10-cv-00625). The derivative actions are also pending before Judge Marsha Pechman. The derivative complaints allege that the defendants breached their fiduciary duties to the Company under Washington law by making or failing to prevent the disclosure of certain alleged false and misleading statements. The allegations in the derivative actions are substantially similar to those in the securities actions. On May 10, 2010, pursuant to the parties’ stipulation, the Court consolidated these three shareholder derivative actions and appointed the law firms Robbins Umeda LLP and Federman & Sherwood as co-lead counsel for derivative plaintiffs.

On June 1, 2010, a fourth related shareholder derivative action was filed in the Western District of Washington, styled Souda v. John H. Bauer et. al. (Case No 2:10-cv-00905). It was subsequently transferred to Judge Pechman and consolidated with the consolidated derivative actions. Plaintiff Souda has filed a motion to reconsider the portion of the Court’s Order dated May 10, 2010, appointing Robbins Umeda and Federman & Sherwood as co-lead derivative counsel. Souda’s motion is currently pending.

On July 27, 2010, a fifth related shareholder derivative action, styled Bohland v. John H. Bauer et al. (Case No. 2:10-cv-1213), was filed in the Western District of Washington and assigned to Judge John C. Coughenour. Plaintiff Bohland has filed a motion to consolidate the Bohland action with the consolidated derivative actions and to reconsider the portion of the Court’s Order dated May 10, 2010, appointing Robbins Umeda and Federman & Sherwood as co-lead derivative counsel. Bohland’s motion is currently pending.

For the shareholder derivative complaints, no estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On July 28, 2010, the former General Manager of our Italian Branch office, CTI (Europe), initiated a Court proceeding against the Company to challenge the former General Manager’s dismissal which occurred in 2009. The former General Manager’s claims are based on the alleged unlawfulness and lack of justifications of his dismissal. The former General Manager alleges that he has suffered and requests compensation for damages ranging up to approximately €0.7 million, plus the costs of the proceedings. The first hearing is scheduled for December 9, 2010. CTI is entitled to file a brief regarding its defenses any time prior to 10 days before the hearing. Management believes that the allegations in the claim are without merit and intend to defend the claim vigorously. At this time, we are not able to make a determination whether the likelihood of an unfavorable outcome is probable or remote.

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

We have substantial operating expenses associated with the development of our product candidates, and as of June 30, 2010, we had cash and cash equivalents of $64.5 million. As of June 30, 2010, our total current liabilities were $64.6 million, including $38.5 million related to our 4% convertible senior subordinated notes which were due in July 2010. We repaid the outstanding principal amount and accrued but unpaid interest on our 4% convertible senior subordinated notes in July 2010. The aggregate long-term principal balance of our outstanding 7.5% and 5.75% convertible senior notes as of June 30, 2010 was $21.2 million. We do not expect that our existing cash and cash equivalents, as well as proceeds received from our offerings to date, will provide sufficient working capital to fund our presently anticipated operations beyond the fourth quarter of 2010.

Raising additional capital will likely require that we issue additional shares of our common stock, of which all of our authorized shares are either outstanding or reserved for future issuance. On June 29, 2010, we permanently adjourned our special meeting of shareholders, at which our shareholders were asked to vote on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of our stock from 810,000,000 shares to 1,210,000,000 shares and to increase the total number of our authorized shares of common stock from 800,000,000 to 1,200,000,000 shares of common stock. We have called our annual meeting of shareholders, at which our shareholders will again be asked to vote on, among other matters, the proposed amendment to our amended and restated articles of incorporation. We may not obtain sufficient votes from our shareholders for this amendment, which will limit our ability to raise additional funds through the issuance of additional shares and our ability to exchange for equity our outstanding notes. To the extent that we raise additional capital through the sale of equity securities, or securities convertible into our equity securities, our shareholders may experience dilution of their proportionate ownership of us. There can be no assurance that we will have sufficient earnings, access to liquidity or cash flow in the future to meet our operating expenses and other obligations, including our debt service obligations.

We may not be able to raise such capital or if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. In addition, some financing alternatives may require us to meet additional regulatory requirements in Italy and the United States and we may be subject to certain contractual limitations, which may increase our costs and adversely affect our ability to obtain additional funding. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to pixantrone, OPAXIO and brostallicin, and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. A bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to pixantrone, OPAXIO and brostallicin.

If our shareholders do not approve an increase in our authorized shares, we may not be able to raise additional funds through equity offerings or exchange for equity our outstanding notes.

On June 29, 2010, we permanently adjourned our special meeting of shareholders at which our shareholders were asked to vote on a proposal to amend our amended and restated articles of incorporation to increase the total number of authorized shares of our stock from 810,000,000 shares to 1,210,000,000 shares and to increase the total number of our authorized shares of common stock from 800,000,000 to 1,200,000,000 shares of common stock. We have called our annual meeting of shareholders, at which our shareholders will again be asked to vote on, among other matters, the proposed amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock available for issuance thereunder. There is a risk that we may not get shareholder approval to increase the number of authorized shares of common stock. We do not have enough shares authorized and not issued or reserved at present to effect any equity financing, to effect an exchange for equity of our outstanding notes or to allow the holders of warrants issued pursuant to our Series 5 preferred stock financing, Series 6 preferred stock financing or our warrant exchange to exercise those warrants. If we do not receive shareholder approval for the proposed increase in authorized shares, our ability to raise capital through equity financings and our ability to exchange for equity our outstanding notes will be adversely affected and the holders of the warrants issued described above will not be able to exercise those warrants.

We need to implement a reduction in expenses across our operations.

We need substantial additional capital to fund our current operations. If we are unable to secure additional financing on acceptable terms in the near future, we will need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, could provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms and reduce our expenses, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, seek bankruptcy protection, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2010, we had an accumulated deficit of $1.5 billion. We are pursuing regulatory approval for pixantrone, OPAXIO and brostallicin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable, even if we are able to commercialize products currently in development or otherwise.

Our debt and operating expenses exceed our net revenues.

We have a substantial amount of debt outstanding, and our annual interest expense with respect to our debt is significant. Unless we raise substantial additional capital and reduce our operating expenses, we may not be able to pay all of our operating expenses or repay our debt or the interest on our debt, liquidated damages or other payments that may become due with respect to our debt. In the event we are unable to reduce our expenses and/or repay our debt or the interest on our debt, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, seek bankruptcy protection, or otherwise modify our business strategy, which could materially harm our future business prospects. A bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to pixantrone, OPAXIO and brostallicin.

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

Effective with the opening of trading on January 8, 2009, the U.S. listing of our common stock was transferred to The NASDAQ Capital Market, subject to meeting a minimum market value of listed securities of $35 million. The NASDAQ Stock Market LLC’s, or NASDAQ, Listing Qualifications Panel, or the Panel, approved this transfer after our market capitalization did not comply with the minimum market capitalization required for companies listed on The NASDAQ Global Market, and we presented a plan to the Panel for regaining compliance with NASDAQ Marketplace Rules. On January 23, 2009, we received an Additional Staff Determination Letter from NASDAQ that stated that NASDAQ staff had concluded that we had violated NASDAQ Marketplace Rule 4350(i)(1)(C) (now NASDAQ Marketplace Rule 5635), which requires shareholder approval in connection with an acquisition if the issuance or potential issuance is greater than 20% of the pre-acquisition shares outstanding, and that we had at times not complied with Marketplace Rule 4310(c)(17) regarding submission of a “Listing of Additional Shares” form. On February 18, 2009, we updated the Panel on our plan for regaining compliance and requested an extension of the deadline to regain compliance with the minimum market capitalization requirement for The NASDAQ Capital Market. On March 6, 2009, we were notified by NASDAQ that the Panel had determined to continue the listing of our common stock on The NASDAQ Capital Market, subject to the condition that, on or before April 6, 2009, we demonstrate compliance with all applicable standards for continued listing on The NASDAQ Capital Market, including the $35 million minimum market capitalization requirement. In addition, the Panel issued a public reprimand for our prior failures to comply with the shareholder approval requirements and late filing of “Listing of Additional Shares” forms. On April 2, 2009, we were notified by NASDAQ that we had complied with the Panel’s decision dated March 6, 2009, and, accordingly, the Panel had determined to continue the listing of our common stock on The NASDAQ Capital Market.

NASDAQ reinstated the $1.00 minimum bid price requirement on August 3, 2009 and there can be no assurances that our common stock price will be $1.00 or above. On May 3, 2010, we received notice from NASDAQ indicating that for the last 30 consecutive business days the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued listing of our common stock on The NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(a)(2). This notification has no immediate effect on the listing of or the ability to trade our common stock on The NASDAQ Capital Market. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days, or until November 1, 2010, to regain compliance. We will achieve compliance if the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days before November 1, 2010. If we are unable to attain compliance with the minimum bid price, whether by effecting a reverse stock split of our common stock or otherwise, we may be delisted. In addition, if we fail to maintain the minimum value of listed securities, we may be delisted. The level of trading activity of our common stock may decline if it is no longer listed on The NASDAQ Capital Market. Furthermore, our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under certain of our indebtedness which would accelerate the maturity date of such debt. As such, if our common stock ceases to be listed for trading on The NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult for investors to sell shares of our common stock.

In the event our common stock is delisted from The NASDAQ Capital Market, we currently expect that our common stock would be eligible to be listed on the OTC Bulletin Board or Pink Sheets. We do not know what impact delisting from The NASDAQ Capital Market may have on our listing with the Borsa Italiana.

Although we continue to be listed on The NASDAQ Capital Market, trading in our common stock may be halted or suspended due to market conditions or if NASDAQ, CONSOB or the Borsa Italiana determine that trading in our common stock is inadvisable. Trading in our common stock was halted by the Borsa Italiana on February 10, 2009, and, as a consequence, trading in our common stock was also halted by NASDAQ. After we provided CONSOB with additional information and clarification on our business operations and financial condition, as requested, and published a press release containing such information in Italy, CONSOB and NASDAQ lifted the trading halts on our common stock. In addition, on March 23, 2009, the Borsa Italiana halted trading of our common stock on the MTA and resumed trading prior to opening of the MTA the next day after we filed a press release regarding the explanatory paragraph in our auditor’s reports on our December 31, 2008 and 2007 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. As a consequence, NASDAQ also halted trading in our common stock on March 23, 2009, but re-initiated trading later that day. Although we file press releases with CONSOB at the end of each month regarding our business and financial condition, CONSOB may make additional inquiries about our business and financial conditions at any time, and there can be no guarantee that CONSOB or NASDAQ will not halt trading in our shares again in the future.

If our common stock ceases to be listed for trading on The NASDAQ Capital Market or the MTA, or both, for any reason, or if trading in our stock is halted or suspended on The NASDAQ Capital Market or the MTA or both, such events may harm the trading price of our securities, increase the volatility of the trading price of our securities and make it more difficult for investors to buy or sell shares of our common stock. Moreover, if our common stock ceases to be listed for trading on The NASDAQ Capital Market or if trading in our stock is halted or suspended on The NASDAQ Capital Market, we may become subject to certain obligations. In addition, if we are not listed on The NASDAQ Capital Market and/or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may have a material adverse effect on our ability to raise the capital we need.

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

The registration document will be effective for twelve months from the date of its publication (i.e., twelve months from September 29, 2009). Within such twelve-month period, we will also have to obtain CONSOB’s clearance over the relevant securities note and summary, which together with the registration document, will constitute a listing prospectus. A listing prospectus allows us to issue common stock and have it admitted to listing on the Italian MTA over the aforesaid threshold of 10% of the number of shares of our common stock outstanding at the beginning of any twelve-month period (except for the further exemptions to the publication of a prospectus provided under Section 57 of the CONSOB’s Rules no. 11971/99, as subsequently amended). We have already reached this 10% threshold limit through issuances of shares of our common stock over the past twelve months. Pending CONSOB’s clearance of the securities note and the summary, we are required to raise money using alternative forms of securities. For example, we may need to use convertible preferred stock and convertible debt in lieu of our common stock because convertible preferred stock and convertible debt, subject to the provisions of European Directive No. 71/2003 and according to the interpretations of the Committee of European Securities Regulators, or CESR, are not subject to the 10% limitation imposed by European Union and Italian law.

Moreover, on December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd., or Midsummer, on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/1998 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On May 5, 2010, CONSOB (i) notified us that it has begun the preliminary investigation for its decision on these administrative proceedings and (ii) provided us with a preliminary investigation report in reply to our defenses submitted on August 28, 2009. On June 4, 2010 (within 30 days of May 5, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), wesubmitted further defenses that CONSOB will have to evaluate before imposing any possible administrative sanctions.

On December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information reported, at CONSOB’s request, in the press release disseminated on December 19, 2008 and March 23, 2009. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, applicable to each one of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (i) notified us that it has begun the preliminary investigation for its decision on these administrative proceedings and (ii) provided us with a preliminary investigation report in reply to our defenses submitted on January 8, 2010. We are planning to submit (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules) further defenses that CONSOB will have to evaluate before imposing any possible administrative sanctions.

Our assets and liabilities that remain in our Italian branches make us subject to increased risk regarding currency exchange rate fluctuations.

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars. As long as we continue to have assets and liabilities held in our Italian branches the carrying value of these assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Changes in the value of the U.S. dollar as compared to the euro might have an adverse effect on our reported results of operations and financial condition.

We may owe additional amounts for value added taxes related to our operations in Europe.

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is $5.2 million and $6.3 million as of June 30, 2010 and December 31, 2009, respectively. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings of the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8million, or approximately $0.7 million, $6.7 million, $3.1 million and $1.0 million as of June 30, 2010, respectively. On July 14, 2010, the ITA issued a notice of deposit payment to CTI (Europe) based on the 2005 assessment including interest and collection fees for an amount of €0.9 million, or approximately $1.2 million, payable in the third quarter 2010. We successfully filed a petition with the Italian Tax Court for suspension of the 2005 notice of deposit payment. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We intend to vigorously defend ourselves against the assessments and have requested a court hearing on procedural grounds and merits of the case. The Italian Tax Court has scheduled a hearing on September 28, 2010 regarding the 2005 assessment. However, if we are unable to defend ourselves against the assessments and if we receive an assessment for subsequent years, it may harm our results of operations and financial condition.

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

We have entered into a License and Co-Development agreement related to OPAXIO and pixantrone with Novartis pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of OPAXIO and an option to enter into an exclusive worldwide license to develop and commercialize pixantrone. We will not receive any royalty or milestone payments under this agreement unless Novartis exercises its option related to pixantrone and we are able to reach a definitive agreement or Novartis elects to participate in the development and commercialization of OPAXIO. Novartis is under no obligation to make such election and enter into a definitive license agreement or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. In the event Novartis does not elect to participate in the development of OPAXIO or pixantrone, we may not be able to find another suitable partner for the commercialization and development of those products, which may have an adverse effect on our ability to bring those drugs to market. In addition, we would need to obtain a release from Novartis prior to entering into any agreement to develop and commercialize pixantrone or OPAXIO with a third party. As announced on April 9, 2010, we received a Complete Response Letter from the Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for pixantrone. The FDA cited as its primary reason for the action its concerns previously raised at the Oncologic Drugs Advisory Committee, or ODAC, meeting on March 22, 2010 and recommended that we conduct an additional trial to demonstrate the safety and effectiveness of pixantrone. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels to generate royalty or milestone payments even if Novartis elects to exercise its option with regard to pixantrone and enter into a definitive license agreement or to participate in the development and commercialization of OPAXIO. Novartis has the right under the agreement in its sole discretion to terminate such agreement at any time upon written notice to us.

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

At the ODAC meeting on March 22, 2010, the ODAC panel did not recommend approval of our NDA for pixantrone. Subsequently, we received a Complete Response Letter from the FDA regarding our NDA for pixantrone. The FDA cited as its primary reason for the action its concerns previously raised at the ODAC meeting on March 22, 2010 and recommended that we conduct an additional clinical trial to demonstrate the safety and effectiveness of pixantrone. We expect that we will need at least an additional clinical trial to obtain FDA approval of our NDA for pixantrone and we do not know what this trial will cost or whether the FDA will accept our SPA for this trial. We may also need more than one additional clinical trial or we may need to take additional steps to obtain regulatory approval of pixantrone. The expense to design and conduct clinical trials are substantial and any additional clinical trials or actions we may need to pursue to obtain approval of our NDA for pixantrone may negatively affect our business, financial condition and results of operations.

We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced stage ovarian cancer.

Our future financial success depends in part on obtaining regulatory approval of OPAXIO. We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the GOG and is expected to enroll 1,100 patients with more than 700 patients enrolled to date. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival and based on current enrollment and study duration, the interim analysis could be conducted as early as 2011. If successful, we could utilize those results to form the basis of a New Drug Application, NDA, for OPAXIO. However, prior clinical trials for OPAXIO have not been successful. In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of OPAXIO in NSCLC. All three trials failed to achieve their primary endpoints of superior overall survival compared to current marketed agents for treating NSCLC. Accordingly, there can be no assurances that the GOG0212 will provide compelling evidence or any positive results, which would preclude our planned submission of an NDA to the FDA. In addition, we cannot predict the outcome of the GOG0212 study and that study may not demonstrate or be adequate to support regulatory approval of OPAXIO by the FDA.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current product candidates have received approval for marketing in any country. On April 13, 2009, we began submission of a rolling NDA to the FDA for pixantrone to treat relapsed aggressive NHL. We completed the submission in June 2009 and as announced on April 9, 2010, we received a Complete Response Letter from the FDA regarding our NDA for pixantrone. The FDA cited as its primary reason for the action its concerns previously raised at the Oncologic Drugs Advisory Committee, or ODAC, meeting on March 22, 2010 and recommended that we conduct an additional trial to demonstrate the safety and effectiveness of pixantrone. Based on the FDA’s ODAC presentation, which provided ODAC and us with alternative options to consider to make investigational drugs available to patients if drugs need to be studied further prior to approval, we will evaluate the establishment of an expanded access program for pixantrone while we conduct an additional study in aggressive NHL.

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

In addition, both before and after approval, our contract manufacturers and our products are subject to numerous regulatory requirements covering, among other things, manufacturing, quality control, labeling, advertising, promotion, distribution and export. Manufacturing processes must conform to current Good Manufacturing Practice, or cGMPs. The FDA and other regulatory authorities periodically inspect manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort to maintain compliance. Failure to comply with FDA, EMEA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

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

•

If we are successful in bringing OPAXIO to market, we will face direct competition from oncology-focused multinational corporations. OPAXIO will compete with other taxanes. Many oncology-focused multinational corporations currently market or are developing taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products. Such corporations include, among others, Bristol-Myers Squibb Co. and others, which market paclitaxel and generic forms of paclitaxel; Sanofi-Aventis, which markets docetaxel; Genentech, Roche and OSI Pharmaceuticals, which market Tarceva™; Genentech and Roche, which market Avastin™; Eli Lilly, which markets Alimta®; and Abraxis, which markets Abraxane™. In addition, other companies such as NeoPharm Inc. and Telik, Inc. are also developing products, which could compete with OPAXIO.

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

The ongoing efforts of governmental and third-party payors to contain or reduce the cost of healthcare may affect our ability to commercialize our products successfully. Governmental and other third-party payers continue to attempt to contain healthcare costs by:

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

The successful development of pharmaceutical products is highly uncertain and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and risky. Products that appear promising in research and development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	preclinical tests may show the product to be toxic or lack efficacy in animal models;

•	failure to receive the necessary U.S. and international regulatory approvals or a delay in receiving such approvals;

•	difficulties in formulating the product, scaling the manufacturing process or getting approval for manufacturing;

•	manufacturing costs, pricing, reimbursement issues or other factors may make the product uneconomical to commercialize;

•	other companies or people have or may have proprietary rights to a product candidate, such as patent rights, and will not let the product candidate be sold on reasonable terms, or at all; or

•	the product candidate is not cost effective in light of existing therapeutics.

Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. In addition, any significant problem in the production of our products, such as the inability of a supplier to provide raw materials or supplies used to manufacture our products, equipment obsolescence, malfunctions or failures, product quality or contamination problems, or changes in regulatory requirements or standards that require modifications to our manufacturing process could delay, limit or prevent regulatory approval which could have a material adverse effect on our business, financial condition and results or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for our products.

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

We and certain of our officers and directors are named as defendants in purported securities class action and shareholder derivative lawsuits filed in the U.S. District Court for the Western District of Washington. The securities class action lawsuits are brought on behalf of a putative class of purchasers of our securities from May 5, 2009 through March 19, 2010, and seek unspecified damages. As is typical in this type of litigation, additional purported securities class action and shareholder derivative lawsuits containing substantially similar allegations could be filed in the near future. We expect that all of the purported securities class actions will be consolidated into one consolidated securities class action and all of the purported shareholder derivative lawsuits will be consolidated into one consolidated derivative action. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be materially harmed.

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

We attempt to monitor patent filings for patents that may be relevant to our products and product candidates in an effort to guide the design and development of our products to avoid infringement, but have not conducted an exhaustive search. We may not be able to successfully challenge the validity of these patents and could be required to pay substantial damages, possibly including treble damages, for past infringement and attorneys’ fees if it is ultimately determined that our products infringe a third-party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Moreover, third parties may challenge the patents that have been issued or licensed to us. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

We may be unable to obtain a quorum for meetings of our shareholders or obtain necessary shareholder approvals and therefore be unable to take certain corporate actions.

Our amended and restated articles of incorporation require that a quorum, consisting of one-third of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our amended and restated articles of incorporation, such as an amendment to increase our authorized capital stock, require the approval of a majority of our outstanding shares. A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner being informed before such record date and taking no action to direct the voting of such shares. Under Rule 452 of the New York Stock Exchange, the U.S. broker-dealer may vote shares absent direction from the beneficial owner on certain matters, such as the uncontested election of directors, an amendment to our amended and restated articles of incorporation to increase authorized shares that are to be used for general corporate purposes, and the ratification of our auditors. We were able to obtain a quorum to hold special meetings of the shareholders in April 2007, January 2008 and March 2009 and annual meetings of the shareholders in September 2007, June 2008 and October 2009. At the meeting in June 2008, our shareholders approved a proposal to reduce our quorum requirement from a majority of outstanding voting shares to one-third of outstanding voting shares. However, obtaining a quorum at future meetings even at the lower threshold and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain a quorum at future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

If we are unable to obtain a quorum at our shareholder meetings and thus fail to get shareholder approval of corporate actions, such failure could have a materially adverse effect on us. Even if we obtain quorum, we may not obtain enough votes to approve matters to be resolved upon at the shareholders’ meeting. In addition, brokers may only vote on those matters for which broker discretionary voting is allowed under Rule 452 of the New York Stock Exchange, and we may not be able to obtain the required number of votes to approve certain proposals (i.e., such as a proposal to increase the number of authorized shares) that require a majority of all outstanding shares to approve the proposal due to our reliance on broker discretionary voting. Therefore it is possible that even if we are able to obtain a quorum for our meetings of the shareholders we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, including the proposal submitted to our shareholders to be determined at our annual meeting of shareholders to increase the number of authorized shares of our common stock, such failure could have a material adverse effect on us. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting.

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

Risks Related To the Securities Markets

The market price of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended July 30, 2010, our stock price has ranged from a low of $0.12 to a high of $1.83. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. For example, in the case of our company, we and certain of our officers and directors are named as defendants in purported securities class action and shareholder derivative lawsuits brought on behalf of a putative class of purchasers of our securities from May 5, 2009 through March 19, 2010. These lawsuits seek unspecified damages and, as with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits and our management’s attention and resources could be diverted from operating our business as we respond to the litigation. We maintain significant insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages.

The market price of our common stock may be adversely affected by market conditions affecting the stock markets in general, including price and trading fluctuations on The NASDAQ Capital Market.

The market price of our common stock may be adversely affected by market conditions affecting the stock markets in general, including price and trading fluctuations on The NASDAQ Capital Market. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our shares of common stock, and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance.

There may be future sales or other dilution of our equity, which may adversely affect the market price of shares of our common stock.

We are not restricted from issuing additional shares of common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock or preferred stock or any substantially similar securities. The market price of our shares of common stock or preferred stock could decline as a result of sales of a large number of shares of our common stock or preferred stock or similar securities in the market, or the perception that such sales could occur in the future. In addition, we are asking our shareholders to approve an amendment to our amended and restated articles of incorporation to increase the total number of authorized shares of our stock from 810,000,000 shares to 1,210,000,000 shares and to increase the total number of our authorized shares of common stock from 800,000,000 to 1,200,000,000 shares of common stock at our annual meeting of shareholders. If our shareholders approve the amendment, we would have a substantial number of additional shares of our common stock that could be issued.

Anti-takeover provisions in our charter documents, in our shareholder rights plan, or rights plan, and under Washington law could make removal of incumbent management or an acquisition of us, which may be beneficial to our shareholders, more difficult.

Provisions of our amended and restated articles of incorporation and amended and restated bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control. These provisions include:

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

Pursuant to our rights plan, an acquisition of 20% or more of our common stock could result in the exercisability of the preferred stock purchase right accompanying each share of our common stock (except those held by a 20% shareholder, which become null and void), thereby entitling the holder to receive upon exercise, in lieu of a number of units of preferred stock, that number of shares of our common stock having a market value of two times the exercise price of the right. The existence of our rights plan could have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares.

In addition, as a Washington corporation, we are subject to Washington law which imposes restrictions on some transactions between a corporation and certain significant shareholders. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on December 28, 2009).

3.7	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Registrant’s Second Amended and Restated Bylaws (incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Form of Series 4 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

4.2	Form of Common Stock Purchase Warrant, dated April 6, 2010 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

4.3	Form of Series 5 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

4.4	Form of Common Stock Purchase Warrant, dated May 27, 2010 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

4.5	Form of Series 6 Preferred Stock Certificate.

4.6	Form of Common Stock Purchase Warrant, dated July 27, 2010.

10.1	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

10.2	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

10.3	Form of Securities Purchase Agreement, dated July 25, 2010.

10.4	Form of Warrant Exchange Agreement, dated July 25, 2010.

10.5	Letter Agreement, dated July 25, 2010, by and between the Registrant and Rodman & Renshaw, LLC.

10.6	Drug Product Manufacturing Supply Agreement, dated July 13, 2010, by and between NerPharMa, S.r.l. and the Registrant.*

15	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Confidential treatment has been requested with respect to certain portions of this exhibit. A complete copy of the agreement, including the redacted portions, has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: August 6, 2010	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
Chief Executive Officer

Dated: August 6, 2010	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President, Finance and Administration