Form 10-Q
period 2011-03-31
CELL THERAPEUTICS INC
filed 2011-04-26
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 22, 2011
Common Stock, no par value	1,005,409,554

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,814	$22,649
Prepaid expenses and other current assets	3,798	4,256

Total current assets	47,612	26,905
Property and equipment, net	4,091	3,426
Goodwill	—	17,064
Other assets	9,220	6,197

Total assets	$60,923	$53,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,459	$6,037
Accrued expenses	9,483	11,008
Current portion of long-term obligations	1,715	1,717
7.5% convertible senior notes	10,243	10,215
5.75% convertible senior notes	12,202	12,093

Total current liabilities	39,102	41,070
Long-term obligations, less current portion	4,010	4,206

Total liabilities	43,112	45,276
Commitments and contingencies
Common stock purchase warrants	13,461	13,461
Shareholders’ equity:
Common stock, no par value:
Authorized shares - 1,200,000,000 Issued and outstanding shares - 1,004,462,095 (unaudited) and 813,751,299 at March 31, 2011 and December 31, 2010, respectively	1,658,148	1,579,866
Accumulated other comprehensive loss	(8,561)	(7,969)
Accumulated deficit	(1,644,717)	(1,576,643)

Total CTI shareholders’ equity (deficit)	4,870	(4,746)
Noncontrolling interest	(520)	(399)

Total shareholders’ equity (deficit)	4,350	(5,145)

Total liabilities and shareholders’ equity	$60,923	$53,592

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
License and contract revenue	$—	$20

Total revenues	—	20

Operating expenses:
Research and development	11,494	7,360
Selling, general and administrative	8,576	18,417

Total operating expenses	20,070	25,777

Loss from operations	(20,070)	(25,757)
Other income (expense):
Investment and other income, net	63	262
Interest expense	(389)	(787)
Amortization of debt discount and issuance costs	(167)	(215)
Foreign exchange gain (loss)	759	(475)

Other income (expense), net	266	(1,215)

Net loss before noncontrolling interest	(19,804)	(26,972)
Noncontrolling interest	70	52

Net loss attributable to CTI	(19,734)	(26,920)
Dividends and deemed dividends on preferred stock	(31,283)	(17,277)

Net loss attributable to CTI common shareholders	$(51,017)	$(44,197)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Shares used in calculation of basic and diluted net loss per common share	878,261	598,984

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(19,734)	$(26,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	167	215
Depreciation and amortization	444	483
Equity-based compensation expense	544	7,751
Noncontrolling interest	(70)	(52)
Other	(129)	(120)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	478	(742)
Other assets	(2,645)	(1,325)
Accounts payable	(1,404)	(123)
Accrued expenses	(1,967)	(2,168)
Other liabilities	(286)	(188)

Total adjustments	(4,868)	3,731

Net cash used in operating activities	(24,602)	(23,189)

Investing activities
Proceeds from the sale of property and equipment	—	11
Purchases of property and equipment	(327)	(1,118)

Net cash used in investing activities	(327)	(1,107)

Financing activities
Proceeds from issuance of Series 3 preferred stock and warrants, net of issuance costs	—	28,108
Proceeds from issuance of Series 8 preferred stock, warrants and additional investment right, net of issuance costs	23,425	—
Proceeds from issuance of Series 10 preferred stock, warrants and additional investment right, net of issuance costs	23,667	—
Cash paid for repurchase of shares in connection with taxes on restricted stock vesting	(206)	(589)
Other	(4)	(4)

Net cash provided by financing activities	46,882	27,515

Effect of exchange rate changes on cash and cash equivalents	(788)	481
Net increase in cash and cash equivalents	21,165	3,700
Cash and cash equivalents at beginning of period	22,649	37,811

Cash and cash equivalents at end of period	$43,814	$41,511

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2	$809

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Issuance of common stock upon exercise of common stock purchase warrants	$17,485	$—

Issuance of Series 9 preferred stock	$25,000	$—

Issuance of Series 11 preferred stock	$24,957	$—

Conversion of Series 3 preferred stock to common stock	$—	$27,761

Conversion of Series 9 preferred stock to common stock	$25,000	$—

Conversion of Series 11 preferred stock to common stock	$24,957	$—

Redemption of Series 8 and 10 preferred stock	$36,638	$—

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics, an area with significant market opportunity that we believe is not adequately served by existing therapies. Subsequent to the closure of our Bresso, Italy operations in September 2009, our operations are now primarily conducted in the United States. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008 and in March 2009 we finalized the sale of our 50% interest in RIT Oncology to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. All of our current product candidates, including Pixuvri (pixantrone dimaleate), or Pixuvri, OPAXIO™ (paclitaxel poliglumex), or OPAXIO, tosedostat and brostallicin, are under development.

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or SEC. These unaudited financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K, filed with the SEC on February 16, 2011.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include Systems Medicine LLC, or SM, CTI Commercial LLC, and CTI Life Sciences Limited (from the date of formation in March 2009). CTI Life Sciences Limited opened a branch in Italy in December 2009. We also retain ownership of our branch, Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009.

As of March 31, 2011, we also had a 67% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the noncontrolling interest in Aequus (previously shown as minority interest) is reported below net loss in noncontrolling interest in the condensed consolidated statement of operations and shown as a component of equity in the condensed consolidated balance sheet.

All intercompany transactions and balances are eliminated in consolidation.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. However, we have incurred losses since inception and expect to generate losses for the next few years primarily due to research and development costs for Pixuvri, OPAXIO, tosedostat and brostallicin.

Our available cash and cash equivalents are $43.8 million as of March 31, 2011. As of March 31, 2011, our total current liabilities were $39.1 million, including $10.3 million and $10.9 million outstanding principal balance related to our 7.5% and 5.75% convertible senior notes, respectively, which are due within the next 12 months. We do not expect that our existing cash and cash equivalents will be sufficient to fund our presently anticipated operations through the third quarter of 2011. This raises substantial doubt about our ability to continue as a going concern.

Since the second quarter of 2010, we have implemented cost saving initiatives to reduce operating expenses, including the reduction of employees related to planned commercial Pixuvri operations. However, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $5.6 million and $5.3 million as of March 31, 2011 and December 31, 2010, respectively, of which $5.4 million and $5.2 million is included in other assets and $0.2 million and $0.1 million is included in prepaid expenses and other current assets as of March 31, 2011 and December 31, 2010, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net income (loss) per common share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of March 31, 2011 and 2010, options, warrants, unvested share awards, unvested share rights and convertible debt securities aggregating 99.5 million and 40.3 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

Recently Adopted Accounting Standards

In April 2010, the FASB issued guidance on the milestone method for revenue recognition purposes. Previously, definitive guidance on when the use of the milestone method was appropriate did not exist. This guidance provides a framework of the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance was effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance on January 1, 2011 did not have a material impact on our financial statements.

In December 2010, the FASB issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 was amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of this guidance on January 1, 2011, we performed Step 2 of the goodwill impairment test. Based on a valuation using the income, market and cost approaches, we determined that all of our $17.1 million in goodwill was impaired. The related charge was recorded as a cumulative-effect adjustment to beginning retained earnings in the current period.

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

	Three Months Ended March 31,
	2011	2010
Net loss before noncontrolling interest	$(19,804)	$(26,972)
Foreign currency translation gain (loss)	(560)	290
Net unrealized loss on securities available-for-sale	(33)	—

Comprehensive loss before noncontrolling interest	(20,397)	(26,682)
Noncontrolling interest	70	52

Comprehensive loss attributable to CTI	$(20,327)	$(26,630)

	March 31, 2011	December 31, 2010
Foreign currency translation adjustment	$(8,670)	$(8,111)
Net unrealized gain on securities available-for-sale	109	142

Total accumulated other comprehensive loss	$(8,561)	$(7,969)

3.	Goodwill

We adopted the accounting standards update on Intangibles – Goodwill and Other (Topic 350), which provided additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption of the guidance, we determined that it was more likely than not that a goodwill impairment existed. The implied fair value of goodwill for the reporting unit, after considering unrecognized in-process research and development, was zero. An impairment charge of $17.1 million was recorded in retained earnings as a cumulative-effective adjustment.

The following table presents the effects of the cumulative-effect application:

	Goodwill	Adjustment	Net
Balance at January 1, 2011	$17,064	$—	$17,064
Cumulative effect adjustment	—	(17,064)	(17,064)

Adjusted Goodwill at January 1, 2011	$17,064	$(17,064)	$—

	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholder’s (Deficit)
Balance at December 31, 2010	$(1,576,643)	$—	$(5,145)
Cumulative effect adjustment	(17,064)	—	(17,064)

Adjusted Balance at January 1, 2011	$(1,593,707)	$—	$(22,209)

4.	Lease Agreements

In 2010, we recorded a charge of $1.5 million for excess facilities under an operating lease upon vacating a portion of our corporate office space. Our liability for excess facilities was $1.2 million as of March 31, 2011, of which $0.3 million was included in current portion of long-term obligations and $0.9 million was included in long-term obligations, less current portion. The following table summarizes the changes in the liability for excess facilities during the period ended March 31, 2011:

Excess Facilities Liability
Balance at December 31, 2010	$1,410
Adjustments	34
Payments	(234)

Balance at March 31, 2011	$1,210

5.	Preferred Stock

Series 8 and 9 Preferred Stock

During the first quarter of 2011, we issued to an institutional investor, or the Investor, 25,000 shares of Series 8 non-convertible preferred stock, or Series 8 Preferred Stock, warrants to purchase up to 22,563,177 shares of common stock and an additional investment right to purchase up to 25,000 shares of Series 9 convertible preferred stock, or Series 9 Preferred Stock, for an aggregate offering price of $25.0 million. The aggregate offering price was reduced by a 5% commitment fee retained by the Investor for total gross proceeds received of $23.7 million. We allocated the proceeds on a relative fair value basis, of which $18.5 million, $1.3 million and $3.9 million was allocated to the Series 8 Preferred Stock, warrants and additional investment right, respectively. Issuance costs related to this transaction were approximately $0.5 million.

The shares of Series 8 Preferred Stock accrued annual dividends at the rate of 10% from the date of issuance, payable in the form of additional shares of Series 8 Preferred Stock. Each share of our Series 8 Preferred Stock was entitled to a liquidation preference equal to the stated value of such share of our Series 8 Preferred Stock plus any accrued and unpaid dividends. The Series 8 Preferred Stock had no voting rights except as otherwise expressly provided in the Company’s amended and restated articles of incorporation or as otherwise required by law. The shares of Series 8 Preferred Stock were redeemable by the Company at any time after issuance, either in cash or by offset against recourse notes fully secured with marketable securities, or Recourse Notes, which were issued by the Investor to the Company in connection with the exercise of the warrants and the additional investment right as discussed below.

Each warrant had an initial exercise price of $0.3878 per share of common stock. The warrants were exercisable immediately and had an expiration date of two years from the date of issuance. The holder of the warrants had the option to pay the exercise price for the warrant either in cash or through the issuance of Recourse Notes to the Company. The Investor exercised all of the warrants to purchase 22,563,177 shares of common stock for a total of $8.8 million through the issuance of Recourse Notes by the Investor to the Company.

Each additional investment right had an exercise price of $1,000 per share of Series 9 Preferred Stock. The additional investment right was exercisable immediately upon issuance and had an expiration date of February 11, 2011. The holder of the additional investment right had the option to pay the exercise price in cash or through issuance of Recourse Notes to the Company. The Investor exercised the entire additional investment right to purchase 25,000 shares of Series 9 Preferred Stock for a total of $25.0 million through the issuance of Recourse Notes by the Investor to the Company. The Investor also elected to convert the 25,000 shares of Series 9 Preferred Stock into 64,466,219 shares of common stock.

Each share of our Series 9 Preferred Stock was entitled to a liquidation preference equal to the stated value of such share of our Series 9 Preferred Stock plus any accrued and unpaid dividends. The Series 9 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on the common stock or any pari passu or junior securities. The Series 9 Preferred Stock was convertible into common stock, at the option of the holder, at an initial conversion price of $0.3878 per share of common stock, subject to a 9.99% blocker provision. The Series 9

Preferred Stock had no voting rights except as otherwise expressly provided in the Company’s amended and restated articles of incorporation or as otherwise required by law.

In March 2011, we redeemed all 25,000 outstanding shares of Series 8 Preferred Stock (plus accrued dividends). Each share of Series 8 Preferred Stock (plus accrued dividends) was offset by $1,350 principal amount of Recourse Notes (plus accrued interest), regardless of the issuance date of the shares of Series 8 Preferred Stock and Recourse Notes. We recognized $0.4 million in accrued dividends on the Series 8 Preferred Stock and $0.1 million accrued interest on the Recourse Notes through the redemption date, both of which are included in dividends and deemed dividends on preferred stock for the period ending March 31, 2011. Additionally, we recognized $15.5 million in dividends and deemed dividends on preferred stock upon redemption of the Series 8 Preferred Stock equal to the difference between the $33.9 million principal balance of Recourse Notes, including accrued interest, and $18.4 million carrying amount of Series 8 Preferred Stock, including accrued dividends.

Series 10 and 11 Preferred Stock

During the first quarter of 2011, we issued to the Investor 24,957 shares of Series 10 non-convertible preferred stock, or Series 10 Preferred Stock, warrants to purchase up to 25,919,733 shares of common stock and an additional investment right to purchase up to 24,957 shares of Series 11 convertible preferred stock, or Series 11 Preferred Stock, for an aggregate offering price of approximately $25.0 million. The aggregate offering price was reduced by a 5% commitment fee retained by the Investor for total gross proceeds received of $23.7 million. We allocated the proceeds on a relative fair value basis, of which $18.5 million, $1.3 million and $3.9 million was allocated to the Series 10 Preferred Stock, warrants and additional investment right, respectively. Issuance costs related to this transaction were approximately $0.3 million.

The shares of Series 10 Preferred Stock accrued annual dividends at the rate of 10% from the date of issuance, payable in the form of additional shares of Series 10 Preferred Stock. Each share of our Series 10 Preferred Stock was entitled to a liquidation preference equal to the stated value of such share of our Series 10 Preferred Stock plus any accrued and unpaid dividends. The Series 10 Preferred Stock had no voting rights except as otherwise expressly provided in the Company’s amended and restated articles of incorporation or as otherwise required by law. The shares of Series 10 Preferred Stock were redeemable by the Company at any time after issuance, either in cash or by offset against Recourse Notes, which were issued by the Investor to the Company in connection with the exercise of the warrants and the additional investment right as discussed below.

Each warrant had an initial exercise price of $0.337 per share of common stock. The warrants were exercisable immediately and had an expiration date of two years from the date of issuance. The holder of the warrants had the option to pay the exercise price for the warrant either in cash or through the issuance of Recourse Notes to the Company. The Investor exercised all of the warrants to purchase 25,919,733 shares of common stock for a total of $8.7 million through the issuance of Recourse Notes by the Investor to the Company.

Each additional investment right had an exercise price of $1,000 per share of Series 11 Preferred Stock. The additional investment right was exercisable immediately upon issuance and had an expiration date of March 19, 2011. The holder of the additional investment right had the option to pay the exercise price in cash or through issuance of Recourse Notes to the Company. The Investor exercised the entire additional investment right to purchase 24,957 shares of Series 11 Preferred Stock for a total of approximately $25.0 million through the issuance of Recourse Notes by the Investor to the Company. The Investor also elected to convert the 24,957 shares of Series 11 Preferred Stock into 74,056,380 shares of common stock.

Each share of our Series 11 Preferred Stock was entitled to a liquidation preference equal to the stated value of such share of our Series 11 Preferred Stock plus any accrued and unpaid dividends. The Series 11 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on the common stock or any pari passu or junior securities. The Series 11 Preferred Stock was convertible into common stock, at the option of the holder, at an initial conversion price of $0.337 per share of common stock, subject to a 9.99% blocker provision. The Series 11 Preferred Stock had no voting rights except as otherwise expressly provided in the Company’s amended and restated articles of incorporation or as otherwise required by law.

In March 2011, we redeemed all 24,957 outstanding shares of Series 10 Preferred Stock (plus accrued dividends). Each share of Series 10 Preferred Stock (plus accrued dividends) was offset by $1,350 principal amount of Recourse Notes (plus accrued interest), regardless of the issuance date of the shares of Series 10 Preferred Stock and Recourse Notes. We recognized $0.1 million in accrued dividends on the Series 10 Preferred Stock and $41 thousand accrued interest on the Recourse Notes through the redemption date, both of which are included in dividends and deemed dividends on preferred stock for the period ending March 31, 2011. Additionally, we recognized $15.4 million in dividends and deemed dividends on preferred stock upon redemption of the Series 10 Preferred Stock equal to the difference between the $33.7 million principal balance of Recourse Notes, including accrued interest, and $18.3 million carrying amount of Series 10 Preferred Stock, including accrued dividends.

6.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three months ended March 31, 2011 and 2010, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$288	$1,012
Selling, general and administrative	256	6,739

Share-based compensation expense included in operating expenses	$544	$7,751

For the three months ended March 31, 2011 and 2010, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2011	2010
December 2009 performance awards	$—	$7,176
Restricted stock	522	538
Options	22	37

Total share-based compensation expense	$544	$7,751

7.	Significant Agreements

During the first quarter of 2011, we entered into an agreement, or the Chroma Agreement, with Chroma Therapeutics Ltd., or Chroma, under which we have an exclusive license to certain technology and intellectual property controlled by Chroma to develop and commercialize the drug candidate tosedostat in North, Central and South America, or the Licensed Territory. Pursuant to the terms of the Chroma Agreement, we paid Chroma an upfront fee of $5.0 million included in research and development expense upon execution of the agreement and will make a milestone payment of $5.0 million upon the initiation of the first pivotal trial for acute myeloid leukemia, or AML, which could commence as early as the fourth quarter of 2011. The Chroma Agreement also includes additional development- and sales-based milestone payments related to AML and certain other indications, up to a maximum amount of $209.0 million payable by us to Chroma if all development and sales milestones are achieved.

We will also pay Chroma royalties on net sales of tosedostat in any country within the Licensed Territory, commencing on the first commercial sale of tosedostat in any country in the Licensed Territory and continuing with respect to that country until the later of (a) the expiration date of the last patent claim covering tosedostat in that country, (b) the expiration of all regulatory exclusivity periods for tosedostat in that country or (c) ten years after the first commercial sale in that country. Royalty payments to Chroma are based on net sales volumes in any country within the Licensed Territory and range from the low- to mid-teens as a percentage of net sales.

We will oversee and be responsible for performing the development operations and commercialization activities in the Licensed Territory and Chroma will oversee and be responsible for performing the development operations and commercialization activities worldwide except for the Licensed Territory, or the ROW Territory. Development costs may not exceed $50.0 million for the first three years of the Chroma Agreement unless agreed by the parties and we will be responsible for 75% of all development costs, while Chroma will be responsible for 25% of all development costs, subject to certain exceptions. Chroma will be solely responsible for the manufacturing of tosedostat for development purposes in the Licensed Territory and the ROW Territory in accordance with the terms of the supply agreement to be entered into by the parties. We will be solely responsible, by ourselves or through one or more third party contract manufacturers, for the manufacture of tosedostat for commercialization purposes in the Licensed Territory. The Chroma Agreement may be terminated by us at our convenience upon 120 days’ written notice to Chroma. The Chroma Agreement may also be terminated by either party following a material breach by the other party subject to notice and cure periods.

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

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98, as follows: (a) the non-disclosure without delay of the press release described under point (i) above and the subsequent incomplete disclosure of the relevant information through press releases dated January 9, 2009 and January 13, 2009; (b) the non-disclosure of the Monthly CONSOB Press Release in December 2008; and (c) the incomplete disclosure of the Monthly CONSOB Press Release in January 2009. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $709,000 converted using the currency exchange rate as of March 31, 2011, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On May 5, 2010, CONSOB (1) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (2) provided us with a preliminary investigation report in response to our defenses submitted on August 28, 2009. On June 4, 2010 (within 30 days of May 5, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. On January 21, 2011, CONSOB notified us of a resolution confirming the occurrence of the three asserted violations and applying a fine for each of them in the following amounts: €20,000 for sanction (a) above; €50,000 for sanction (b) above; and €30,000 for sanction (c) above, for an aggregate fine of €100,000, or approximately $136,000 converted using the currency exchange rate as of January 21, 2011, for these sanctions. On March 4, 2011, we paid the aggregate fine of €100,000 in full.

Separately, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $709,000 converted using the currency exchange rate as of March 31, 2011, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. On March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $57,000 converted using the currency exchange rate as of March 31, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for the violation asserted in clause (ii) is probable.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.8 million, $7.8 million, $3.6 million and $1.2 million converted using the currency exchange rate as of March 31, 2011, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decision of the Provincial Tax Court of Milan, or the Tax Court, is unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €4.9 million to €9.4 million, or approximately $7.0 million to $13.3 million converted using the currency exchange rate as of March 31, 2011, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011.

2003 VAT. We have not received a notice from the ITA requesting a deposit payment for the VAT based on the 2003 assessment as of March 31, 2011. The first hearing for the discussion of the merits of the case was held on March 18, 2011. The Tax Court has not yet released a decision with respect to the 2003 VAT.

2005 VAT. On July 14, 2010, the ITA issued a notice requiring a deposit payment for the VAT to CTI (Europe) based on the 2005 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €1.5 million, or approximately $2.2 million converted using the currency exchange rate as of March 31, 2011. We successfully filed a petition with the Tax Court for suspension of the 2005 notice of deposit payment. On September 28, 2010, the merits of the case for the year 2005 were discussed in a public hearing before the Tax Court. On January 13, 2011, the Tax Court issued decision no. 4/2010 in which the Tax Court (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the Italian Tax Authorities to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. As a result of this decision, our exposure for 2005 VAT assessment is currently reduced by the waiver of penalties of €2.6 million, or approximately $3.7 million converted using the currency exchange rate as of March 31, 2011. The ITA has the right to appeal the decision to request for confirmation of the penalties. On February 2, 2011, we paid the required VAT deposit of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011, prior to the due date of February 6, 2011. We do not believe that the Tax Court has carefully reviewed all of our arguments, relevant documents and other supporting evidence that our counsel filed and presented during the hearing, including an appraisal from an independent expert, and, therefore, that there are grounds of appeal in order to ask the judges of the higher court to further consider all of our arguments in support of invalidating the entire notice of assessment. Accordingly, we will appeal to the Regional Tax Court and file a complaint with the European Commission. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. The additional payment was for interest and collection fees during the suspension period. We do not believe this additional payment was due and we intend to pursue recovery of such payment through litigation.

While we contend that services invoiced were non-VAT taxable consulting services and that the VAT returns are correct as originally filed, we have recorded a reserve for VAT assessed, interest and collection fees totalling €2.6 million, or approximately $3.7 million as of March 31, 2011, of which $3.2 million is included in long-term obligations, less current portion and $0.5 million of the reserve is accounted for as an offset to VAT receivable included in other assets.

2006 VAT. On January 10, 2011, we received a notice from the ITA requiring a deposit payment for VAT to CTI (Europe) based on the 2006 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 31, 2011, payable in the first quarter 2011. We filed a request for suspension of the collection of such amount, which request was rejected. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. The first hearing for the discussion of the merits of the case in front of the Tax Court has been scheduled for May 27, 2011.

2007 VAT. We have not received a notice from the ITA requesting a deposit payment for the VAT based on the 2007 assessment. The first hearing for the discussion of the merits of the case in front of the Tax Court has been scheduled for May 27, 2011.

On August 3, 2009, Sicor Italia, or Sicor, filed a lawsuit in the Court of Milan to compel us to source Pixuvri from Sicor according to the terms of a supply agreement executed between Sicor and NovusPharma on October 4, 2002. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. The parties filed the authorized pleadings and submitted to the Court their requests for evidence. On November 11, 2010, a hearing was held to examine and discuss the requests for evidence submitted by the parties in the briefs filed pursuant to article 183, paragraph 6 of the Italian code of civil procedure. At the hearing of November 11, 2010, the judge declared that the case does not require any discovery or evidentiary phase, and may be decided on the basis of the documents and pleadings already filed by the parties. A final hearing is scheduled for October 11, 2012, for the parties to definitively submit to the judge their requests. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On March 12, 2010, a purported securities class action complaint was filed in the United States District Court for the Western District of Washington against the Company and certain of its officers and directors, styled Cyril Sabbagh, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-sv-00414), or the Sabbagh action. On March 19, 2010, a substantially similar class action complaint was filed in the same court, styled Michael Laquidari, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., Dr. James A. Bianco, M.D., and Dr. Jack W. Singer (Case No. 2:10-cv-00480), or the Laquidari action. On March 31, 2010, a third substantially similar class action complaint was filed in the same court, styled William Snyder, individually and on behalf of all others similarly situated v. Cell Therapeutics, Inc., James A. Bianco, Phillip M. Nudelman, Louis A. Bianco, John H. Bauer, Richard L. Love, Mary O. Mundinger, Jack W. Singer, Frederick W. Telling and Rodman & Renshaw, LLC (Case No. 2:10-cv-00559), or the Snyder action. The securities actions are pending before Judge Marsha Pechman in the Western

District of Washington. The securities complaints allege that the defendants violated the federal securities laws by making certain alleged false and misleading statements. The plaintiffs in the Sabbagh and Laquidari actions seek unspecified damages on behalf of a putative class of purchasers of the Company’s securities from May 5, 2009 through February 8, 2010. The plaintiffs in the Snyder action seek unspecified damages on behalf of a putative class of purchasers of the Company’s securities from May 5, 2009 through March 19, 2010, including purchasers of securities issued pursuant to or traceable to the Company’s July 22, 2009 public offering. On August 2, 2010, the court consolidated the securities actions, appointed lead plaintiffs, and approved lead plaintiffs’ counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint with a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, the defendants filed a motion to dismiss the amended consolidated complaint. Plaintiffs filed an opposition on December 3, 2010, and defendants filed their reply on December 22, 2010. The hearing on the motion to dismiss was held on January 28, 2011. On February 4, 2011, the court issued an order denying in large part the defendants’ motion. The court has set a trial date of June 25, 2012 for the securities class action.

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

On October 4, 2010, a sixth related derivative complaint was filed in the Superior Court of Washington, County of King, Alexander v. James A. Bianco, et al. (Case No. 10-2-34849-2-SEA). On October 5, 2010, the complaint was removed to the Western District of Washington and assigned to Judge Pechman. On October 29, 2010, nominal defendant Cell Therapeutics, Inc. filed a Notice of Related Case in the lead derivative case, Shackleton v. John H. Bauer, et al., Case No. 2:10-cv-00564 (Doc. No. 42). The Company notified the Court of this action and requested that it be consolidated with the Derivative Actions per the Court’s May 10, 2010 Consolidation Order. On November 18, 2010, the Court issued an Order to Show Cause re Consolidation in Alexander. On November 26, 2010, the parties agreed and the court granted consolidation of Alexander and ordered that all proceedings be deferred 60 days pending the outcome of the Defendant’s motion to dismiss the Securities Class Action suits. On February 4, 2011, following denial of the motion to dismiss in the securities class action, the Court lifted the stay in the derivative actions. Pursuant to the parties’ previous stipulation, the parties have agreed to facilitate and coordinate discovery in the derivative and securities actions. Plaintiffs in the derivative action have 45 days following the close of discovery in the securities class action to file an amended complaint. The lawsuits are at a preliminary stage in the proceedings. We believe that the securities class action is without merit and intend to defend it vigorously. For the shareholder derivative action, no estimate of a loss, if any, can be made at this time in the event that we do not prevail.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements, which involve risks and uncertainties and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item I of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, particularly in “Factors Affecting Our Operating Results and Financial Condition,” that could cause actual results, levels of activity, performance or achievement to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our research, development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer.

We are currently focusing our efforts on Pixuvri, OPAXIO, tosedostat, brostallicin, and novel bisplatinum analogues. As of March 31, 2011, we had incurred aggregate net losses of approximately $1.6 billion since inception. Unless we execute a partnership agreement for Pixuvri with terms adequate to cover our operating expenses, we expect to generate losses from operations for the next few years.

Pixuvri

We are developing Pixuvri, a novel aza-anthracenedione, for the treatment of non-Hodgkin’s lymphoma, or NHL, and various other hematologic malignancies, and solid tumors. Pixuvri was studied in our EXTEND, or PIX301, clinical trial, which was a phase III single-agent trial of Pixuvri for patients with relapsed, refractory aggressive NHL who received two or more prior therapies and who were sensitive to treatment with anthracyclines. In November 2008, we announced that this trial achieved the primary efficacy endpoint. Based on the outcome of the EXTEND trial and on the basis of pre-New Drug Application, or NDA, communication we received from the FDA relating to this phase III trial, we began a rolling NDA submission to the FDA in April 2009. We completed the submission in June 2009.

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

On March 22, 2010, the FDA’s Oncologic Drugs Advisory Committee, or ODAC, panel voted unanimously that the clinical trial data was not adequate to support approval of Pixuvri for this patient population. In early April 2010, we received a Complete Response Letter from the FDA regarding our NDA for Pixuvri recommending that we design and conduct an additional trial to demonstrate the safety and efficacy of Pixuvri. We met with the FDA in August 2010 at an end of review meeting at which time the FDA informed us that the Pixuvri Investigational New Drug application, or IND, and NDA were being transferred to the newly-formed Division of Hematology Drug Products, or the DHP. We filed an appeal in December 2010 with the FDA’s Center for Drug Evaluation and Research regarding the FDA’s decision in April 2010 to not approve Pixuvri for relapsed/refractory aggressive NHL. The appeal was filed under the FDA’s formal dispute resolution process asking the Office of New Drugs, or the OND, to conclude that PIX301 demonstrated efficacy. In March 2011, we announced that we met with officials of the OND and presented our arguments supporting our belief that the data contained in the NDA support the conclusion that Pixuvri is effective for its planned use. At the meeting, the OND requested additional analyses from the EXTEND clinical study which we submitted. We are awaiting a decision on the appeal.

We believe the results of the EXTEND trial showed that patients randomized to treatment with Pixuvri achieved a significantly higher rate of confirmed and unconfirmed complete response compared to patients treated with standard chemotherapy, had a significantly increased overall response rate and experienced a statistically significant improvement in median progression free survival. Pixuvri was well tolerated when administered at the proposed dose and schedule in the EXTEND clinical trial in heavily pre-treated patients. The most common (incidence greater than or equal to 10%) grade 3/4 adverse events reported for Pixuvri-treated subjects across studies were neutropenia and leukopenia. Use of growth factor support was minimal. Other common adverse events (any grade) included infection, anemia, thrombocytopenia, asthenia, pyrexia and cough. Overall, the incidence of grade 3 or greater cardiac adverse events was 7% (five patients) on the Pixuvri arm and 2% (one patient) on the comparator arm. There were an equal number of deaths due to an adverse event in both the Pixuvri and comparator arm.

In March 2011, we initiated an additional Pixuvri clinical trial, PIX306, or PIX-R trial, to study Pixuvri in combination with rituximab in patients with relapsed/refractory diffuse large B-cell lymphoma, or DLBCL. The trial will compare a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients with relapsed or refractory DLBCL who have received one to three prior lines of therapy. The PIX-R trial utilizes progression free survival, or PFS, and overall survival, or OS, as co-primary endpoints of the study. The PIX-R trial is targeting to enroll approximately 350 patients and will include patients who have failed at least one line of previous therapy and patients who are not candidates for myeloablative chemotherapy and stem cell transplant. We had discussions with the DHP relating to a Special Protocol Assessment, or SPA, for the study and we were advised that OS as the sole primary endpoint would be the only acceptable trial design in order for us to obtain an SPA agreement for the PIX-R trial; however, the DHP noted that we could conduct a study utilizing PFS along with OS as co-primary endpoints which would be an acceptable design outside of the formal SPA process. Regulatory acceptability will depend on the magnitude of the difference between the trial study arms as well as a risk and benefit analysis. This study would serve as either a post-approval confirmatory study, if Pixuvri were to be approved on the basis of the current NDA, or as a registration study for approval in the United States.

In July 2009, we were notified by the EMA that Pixuvri was eligible to be submitted for an MAA through the EMA’s centralized procedure. The centralized review process provides for a single coordinated review for approval of pharmaceutical products that is conducted by the EMA on behalf of all European Union, or EU, member states. The EMA also designated Pixuvri as a New Active Substance, or NAS; if approved by the EMA, compounds designated as an NAS are eligible to receive a 10-year market exclusivity period in EU member states. In September 2009, we applied to the EMA for orphan drug designation for Pixuvri, which was granted in December 2009. In September 2009, we also submitted a Pediatric Investigation Plan, or PIP, to the EMA as part of the required filing process for approval of Pixuvri for treating relapsed, refractory aggressive NHL in Europe. In April 2010, the EMA recommended that we submit an updated PIP for Pixuvri following discussions with us about the preclinical and clinical Pixuvri data, including EXTEND, and the desire to explore the potential benefits Pixuvri may offer to children with lymphoid malignancies and solid tumors. We submitted an expanded PIP to the Pediatric Committee of the EMA, or PDCO, in July 2010. The expanded PIP was accepted for review by the PDCO in August 2010. On October 19, 2010, we announced that the PDCO had adopted an opinion agreeing to our PIP. The PDCO also recommended deferral of the initiation of the clinical studies until after Pixuvri receives EMA approval. In November 2010, the MAA seeking approval for Pixuvri for the treatment of adult patients with multiple relapsed or refractory aggressive NHL was validated and accepted for review by the EMA. Since Pixuvri was initially granted orphan drug status by the EMA for the treatment of DLBCL, we agreed to withdraw the orphan designation from the EU register in November 2010 based on the expansion of the MAA to the broader aggressive NHL population.

In June 2010, the Italian Medicines Agency, or AIFA, the national authority responsible for drug regulation in Italy, approved the facility at NerPharMa DS, S.r.l. for the production of Pixuvri drug substance. In July 2010, we signed a supply agreement with NerPharMa, S.r.l. for Pixuvri drug product manufacturing. The five-year contract provides for both the commercial and clinical supply of Pixuvri drug product.

We have also conducted the RAPID, or PIX203, phase II clinical trial study (CHOP-R vs. CPOP-R) in which Pixuvri is substituted for doxorubicin in the CPOP-R regimen compared to the standard CHOP-R regimen in front-line treatment of patients with aggressive NHL. The study enrolled 124 patients, 61 on the CPOP-R arm and 63 on the CHOP-R arm. An interim analysis of the RAPID trial, reported in July 2007, showed that at that time, a majority of patients on both arms of the study achieved a major objective anti-tumor response (complete response or partial response). Preliminary results were presented in the fourth quarter of 2010 and we expect additional study data to be presented in 2011. Three patients on the CPOP-R arm died on study compared to none of the patients on the CHOP-R arm. These events were observed in patients ages 79 years old or older with higher risk disease. The median number of cycles for the CPOP-R arm was eight compared to six for the CHOP-

R arm. Pixuvri patients had fewer severe cardiac events including declines in left ventricular ejection fraction of 20% (1 versus 8), cases of congestive heart failure (0 versus 4) and on study elevations in levels of Troponin T, a marker of cardiac damage. Other important treatment related side effects such as bone marrow suppression and infections were essentially equivalent between the study arms.

Pixuvri for metastatic breast cancer

Pixuvri is also being studied in patients with HER2-negative metastatic breast cancer who have tumor progression after at least two, but not more than three, prior chemotherapy regimens. In the second quarter of 2010, the North Central Cancer Treatment Group, or the NCCTG, opened for enrollment of this phase II study.

OPAXIO

OPAXIO is our novel biologically enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. We are currently focusing our development of OPAXIO on ovarian, brain and esophageal cancer.

OPAXIO for ovarian cancer

We are currently focusing our development of OPAXIO, which we have previously referred to as XYOTAX, as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients with 788 patients enrolled as of March 31, 2011. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival, which could be conducted as early as the end of 2011. If successful, we could utilize those results to form the basis of an NDA for OPAXIO.

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

Preclinical data presented at the 2006 meeting of the European Organization for Research and Treatment of Cancers, National Cancer Institute and American Association for Cancer Research demonstrated that the efficacy of OPAXIO is enhanced in certain human tumors when mice are given additional estrogen. In subsequent clinical studies, more than 1,900 patients were treated in our four pivotal phase III trials of OPAXIO for the treatment of

NSCLC. While the STELLAR 2, 3 and 4 trials missed their primary endpoint of superior overall survival, women treated with OPAXIO for newly diagnosed advanced NSCLC in STELLAR 3 and 4 had a significant improvement in their overall survival compared to women or men treated with standard chemotherapy. In addition, with single-agent OPAXIO, we observed a significant reduction in most of the severe toxic side effects associated with the standard chemotherapy agents studied in the STELLAR trials.

In September 2007, we initiated our PGT307 trial, which focuses exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. During the second quarter of 2010, we ceased enrollment in the PGT307 trial and the study is now closed.

Tosedostat

In March 2011, we entered into a co-development and license agreement with Chroma, providing us with exclusive marketing and co-development rights to Chroma’s drug candidate tosedostat in North, Central and South America. Tosedostat is an oral, aminopeptidase inhibitor that has demonstrated significant anti-tumor responses in blood related cancers and solid tumors in phase I-II clinical trials. We, in collaboration with Chroma, expect to commence a phase III clinical study in the United States and Europe in elderly patients with AML for potential approval by the FDA and the EMA. The FDA and the EMA have granted tosedostat orphan drug status for AML.

Brostallicin

We are developing brostallicin through our wholly-owned subsidiary SM, which holds worldwide rights to use, develop, import and export brostallicin. Brostallicin is a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. We use a genomic-based platform to guide the development of brostallicin.

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

Critical Accounting Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. As described in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010, we consider our policies for license and contract revenue, impairment of long-lived assets, valuation of goodwill, derivatives embedded in certain debt or equity securities, restructuring charges and stock-based compensation expense to be the most critical in the preparation of the condensed consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 31, 2010.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 and 2010

License and contract revenue. License and contract revenue for the three months ended March 31, 2010 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine.

Research and development expenses. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. In instances where we enter into agreements with third parties for research and development activities, we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or receipt of deliverables. In instances where we enter into cost-sharing arrangements, all costs reimbursed by the collaborator are a reduction to research and development expense while costs paid to the collaborator are an addition to research and development expense. We expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative future use.

Our research and development expenses for compounds under development and preclinical development are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Compounds under development:
Pixuvri	$2,444	$2,172
OPAXIO	567	735
Tosedostat	5,000	—
Brostallicin	1	68
Operating expenses	3,445	4,120
Research and Preclinical Development	37	265

Total research and development expenses	$11,494	$7,360

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Research and preclinical development costs include primarily costs associated with bisplatinate development as well as external laboratory services associated with other compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for Pixuvri, OPAXIO, tosedostat and brostallicin are approximately $64.7 million, $223.6 million, $5.0 million and $9.3 million, respectively. Costs for Pixuvri prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount. Costs for tosedostat prior to our license agreement with Chroma are also excluded.

Research and development expenses increased to approximately $11.5 million for the three months ended March 31, 2011 from approximately $7.4 million for the three months ended March 31, 2010. Pixuvri costs increased primarily due to an increase in clinical activity associated with the startup of the PIX306 study. This increase was partially offset by decreases in manufacturing activity attributable to the delay in commercial launch of Pixuvri and regulatory consulting activity. Costs for our OPAXIO program decreased primarily due to a decrease in clinical activity. Costs for tosedostat relate to the upfront payment upon execution of the co-development and license agreement with Chroma. Costs for brostallicin relate primarily to clinical development activities associated with phase I and phase II studies. Our operating expenses decreased primarily due to a decrease in non-cash share-based compensation expense.

Our lead drug candidates Pixuvri, OPAXIO, tosedostat and brostallicin are currently in clinical trials. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. We have drug candidates that are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

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

Pixuvri. Pixuvri is an aza-anthracenedione that has distinct structural and physiochemical properties that make its anti-tumor unique in this class of agents. The novel pharmacologic differences between Pixuvri and the other agents in the class may allow re-introduction of anthracycline-like potency in the treatment of patients who are otherwise at their lifetime recommended doxorubicin exposure. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of Pixuvri because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of Pixuvri will be completed or when we will be able to begin commercializing Pixuvri to generate material net cash inflows.

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

Tosedostat. Tosedostat is an oral, aminopeptidase inhibitor that has demonstrated significant anti-tumor responses in blood related cancers and solid tumors in phase I-II clinical trials. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of tosedostat because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of tosedostat will be completed or when we will be able to begin commercializing tosedostat to generate material net cash inflows.

Brostallicin. Brostallicin is a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity. The NCCTG is conducting a phase II study of brostallicin in combination with cisplatin in patients with mTNBC. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of brostallicin because, among other reasons, a third party is conducting the clinical trial of brostallicin for which enrollment is subject to their control and even after a clinical trial has been enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of brostallicin will be completed or when we will be able to begin commercializing brostallicin to generate material net cash inflows.

Bisplatinates (CT-47463). Cisplatin is a platinum-based chemotherapy drug used to treat a wide variety of cancers. We are developing new analogues of the dinuclear-platinum complex, or CT-47463, that is more potent than cisplatin. CT-47463 is endowed with a unique mechanism of action, active in preclinical studies on a large panel of tumor models, sensitive and refractory to cisplatin, and has a safety profile comparable to that of cisplatin. The novel bisplatinum analogues are rationally designed and synthesized to have improved biopharmaceutical properties that reduce the intrinsic reactivity of the molecule and that demonstrate preclinical anti-tumor efficacy in solid tumor models. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of CT-47463 because, among other reasons, a third party is conducting the preclinical trial for CT-47463, no clinical trial design for CT-47463 has been developed yet and even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of CT-47463 will be completed or when we will be able to begin commercializing CT-47463 to generate material net cash inflows.

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in the following risk factors, which begin on page 30 of this Form 10-Q: “Our financial condition may be adversely affected if third parties default in the performance of contractual obligations.”; “We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced stage ovarian cancer.”; “We are subject to extensive government regulation.”; “Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.”; “If we do not successfully develop our product candidates into marketable products, we may be unable to generate significant revenue or become profitable.”; and “We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.”

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $8.6 million for the three months ended March 31, 2011 from approximately $18.4 million for the three months ended March 31, 2010. This decrease was primarily related to reductions in noncash share-based compensation of $6.5 million and sales and marketing expenses of $3.8 million incurred in 2010 associated with the premarketing efforts for Pixuvri and personnel and travel expenses. This decrease was offset in part by discretionary bonuses and increases in legal and patent service expenses.

Interest expense. Interest expense decreased to approximately $0.4 million for the three months ended March 31, 2011 from approximately $0.8 million for the three months ended March 31, 2010. We fully repaid the remaining $38.5 million outstanding principal balance of our 4% convertible senior subordinated notes in July 2010 resulting in a decrease in interest expense in the first quarter of 2011 as compared to the same period in 2010.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended March 31, 2011 and 2010 is related to the amortization of debt discount and issuance costs incurred on our 5.75% and 7.5% convertible senior notes.

Foreign exchange gain (loss). The foreign exchange gain for the three months ended March 31, 2011 and the foreign exchange loss for the three months ended March 31, 2010 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branch denominated in foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had approximately $43.8 million in cash and cash equivalents.

Net cash used in operating activities increased to approximately $24.6 million during the three months ended March 31, 2011 compared to approximately $23.2 million for the same period during 2010 primarily due to a one-time upfront payment of $5.0 million related to the licensing of tosedostat included in research and development expense, offset by a decrease in selling, general and administrative expense, excluding the allocation of non-cash share-based compensation.

Net cash used in investing activities decreased to approximately $0.3 million for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010. The decrease was primarily due to decreases in purchases of property and equipment.

Net cash provided by financing activities of approximately $46.9 million for the three months ended March 31, 2011 was primarily due to the issuance of our preferred stock. In January 2011, we received approximately $23.4 million in net proceeds from the issuance of 25,000 shares of our Series 8 Preferred Stock, warrants to purchase 22.6 million shares of common stock and an additional investment right to purchase 25,000 shares of Series 9 Preferred Stock. We also received approximately $23.7 million in net proceeds from the issuance of 24,957 shares of our Series 10 preferred stock, warrants to purchase 25.9 million shares of common stock and an additional investment right to purchase 24,957 shares of our Series 11 Preferred Stock. Net cash provided by financing activities of approximately $27.5 million for the three months ended March 31, 2010 was primarily due to $28.1 million in net proceeds received from the issuance of 30,000 shares of our Series 3 preferred stock and warrants to purchase approximately 8.6 million shares of our common stock in January 2010.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and expect to generate losses from operations for the next few years primarily due to research and development costs for Pixuvri, OPAXIO, tosedostat and brostallicin.

We do not expect that our existing cash and cash equivalents will be sufficient to fund our presently anticipated operations through the third quarter of 2011. This raises substantial doubt about our ability to continue as a going concern.

Since the second quarter of 2010, we have implemented cost saving initiatives to reduce operating expenses, including the reduction of employees related to planned commercial Pixuvri operations. We will need to raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. Our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	regulatory approval of our products;

•	success in acquiring or divesting products, technologies or businesses;

•	progress in and scope of our research and development activities;

•	finding appropriate partners for the development and commercialization of our products if they are approved for marketing; and

•	competitive market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies or sell or license our products to others. We will require additional financing and such financing may not be available when needed or, if available, we may not be able to obtain it on terms favorable to us or to our shareholders. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs, which may adversely affect our ability to operate as a going concern and we may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

The following table includes information relating to our contractual obligations as of March 31, 2011 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
7.5% convertible senior notes (1)	$10,250	$10,250	$—	$—	$—
5.75% convertible senior notes (2)	10,913	10,913	—	—	—
Interest on convertible notes	508	508	—	—	—
Operating leases:
Facilities	5,630	3,914	1,672	44	—
Long-term obligations (3)	829	432	384	13	—
Purchase commitments	837	696	141	—	—

	$28,967	$26,713	$2,197	$57	$—

(1)	The 7.5% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 11.96298 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $83.59 per share.
(2)	The 5.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 33.33333 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $30.00 per share.
(3)	Long-term obligations do not include $1.7 million related to excess facilities charges and $3.2 million related to the reserve for VAT assessments.

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

Additional Milestone Activities

Chroma Therapeutics, Ltd.

We have an agreement, or the Chroma Agreement, with Chroma Therapeutics Ltd., or Chroma, under which we have an exclusive license to certain technology and intellectual property controlled by Chroma to develop and commercialize the drug candidate tosedostat in North, Central and South America, or the Licensed Territory. Pursuant to the terms of the Chroma Agreement, we paid Chroma an upfront fee of $5.0 million upon execution of the agreement and will make a milestone payment of $5.0 million upon the initiation of the first pivotal trial for AML, which could commence as early as the fourth quarter of 2011. The Chroma Agreement also includes additional development- and sales-based milestone payments related to AML and certain other indications, up to a maximum amount of $209.0 million payable by us to Chroma if all development and sales milestones are achieved.

We will also pay Chroma royalties on net sales of tosedostat in any country within the Licensed Territory, commencing on the first commercial sale of tosedostat in any country in the Licensed Territory and continuing with respect to that country until the later of (a) the expiration date of the last patent claim covering tosedostat in that country, (b) the expiration of all regulatory exclusivity periods for tosedostat in that country or (c) ten years after the first commercial sale in that country. Royalty payments to Chroma are based on net sales volumes in any country within the Licensed Territory and range from the low- to mid-teens as a percentage of net sales.

We will oversee and be responsible for performing the development operations and commercialization activities in the Licensed Territory and Chroma will oversee and be responsible for performing the development operations and commercialization activities worldwide except for the Licensed Territory, or the ROW Territory. Development costs may not exceed $50.0 million for the first three years of the Chroma Agreement unless agreed by the parties and we will be responsible for 75% of all development costs, while Chroma will be responsible for 25% of all development costs, subject to certain exceptions. Chroma will be solely responsible for the manufacturing of tosedostat for development purposes in the Licensed Territory and the ROW Territory in accordance with the terms of the supply agreement to be entered into by the parties. We will be solely responsible, by ourselves or through one or more third party contract manufacturers, for the manufacture of tosedostat for commercialization purposes in the Licensed Territory. The Chroma Agreement may be terminated by us at our convenience upon 120 days’ written notice to Chroma. The Chroma Agreement may also be terminated by either party following a material breach by the other party subject to notice and cure periods.

Gynecologic Oncology Group

We have an agreement with the GOG related to the GOG0212 trial, which the GOG is conducting. Under this agreement we are required to pay up to $3.5 million in additional milestone payments related to the trial, of which $1.7 million will become due when 800 patients are enrolled and $0.5 million will become due upon receipt of the interim analysis and data transfer, both of which may occur in 2011. There were 788 patients enrolled as of March 31, 2011.

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

PG-TXL

We have an agreement, or the PG-TXL Agreement, with PG-TXL Company, L.P., or PG-TXL, which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones of up to $14.4 million. The timing of the remaining milestone payments under the PG-TXL Agreement is based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we are required to make royalty payments to PG-TXL based on net sales. Our royalty payments range from low-single digits to mid-single digits as a percentage of net sales. Unless otherwise terminated, the term of the PG-TXL Agreement continues until no royalties are payable to PG-TXL. We may terminate the PG-TXL Agreement (i) upon advance written notice to PG-TXL in the event issues regarding the safety of the products licensed pursuant to the PG-TXL Agreement arise during development or clinical data obtained reveal a materially adverse tolerability profile for the licensed product in humans or (ii) for any reason upon advance written notice. In addition, either party may terminate the PG-TXL Agreement (a) upon advance written notice in the event certain license fee payments are not made; (b) in the event of an uncured material breach of the respective material obligations and conditions of the PG-TXL Agreement; or (c) in the event of liquidation or bankruptcy of a party.

Cephalon

Pursuant to an acquisition agreement entered into with Cephalon, Inc., or Cephalon, in June 2005, we may receive up to $100.0 million in payments upon achievement by Cephalon of specified sales and development milestones related to TRISENOX. However, the achievement of any such milestones is uncertain at this time.

Novartis

In September 2006, we entered into an exclusive worldwide licensing agreement, or the Novartis Agreement, with Novartis International Pharmaceutical Ltd., or Novartis, for the development and commercialization of OPAXIO. Total product and registration milestones to us for OPAXIO under the Novartis Agreement could reach up to $270 million. Royalty payments to us for OPAXIO are based on worldwide OPAXIO net sales volumes and range from the low-twenties to mid-twenties as a percentage of net sales.

Pursuant to the Novartis Agreement, we are responsible for the development costs of OPAXIO and have control over development of OPAXIO unless and until Novartis exercises its development rights, or the Development Rights. In the event that Novartis exercises the Development Rights, then from and after the date of such exercise, or the Novartis Development Commencement Date, Novartis will be solely responsible for the development of OPAXIO. Prior to the Novartis Development Commencement Date, we are solely responsible for all costs associated with the development of OPAXIO, but will be reimbursed by Novartis for certain costs after the Novartis Development Commencement Date. After the Novartis Development Commencement Date, Novartis will be responsible for costs associated with the development of OPAXIO, subject to certain limitations; however, we are also responsible for reimbursing Novartis for certain costs pursuant to the Novartis Agreement.

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

Royalties for OPAXIO are based on worldwide sales volumes of OPAXIO and royalties for Pixuvri are based on sales volumes in the United States and sales volumes in other countries.

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

As of March 31, 2011, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to exercise its option to participate in the development and commercialization of Pixuvri or exercise its Development Rights for OPAXIO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of March 31, 2011, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial affect on our earnings. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. As of March 31, 2011, we had a net asset balance excluding intercompany payables and receivables in our European branches subsidiaries denominated in euros. As of March 31, 2011, if the euro were to weaken 20% against the dollar, our net asset balance would decrease by approximately $1.1 million as of this date.

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

We have substantial operating expenses associated with the development of our product candidates and as of March 31, 2011, we had cash and cash equivalents of $43.8 million. As of March 31, 2011, our total current liabilities were $39.1 million, including $10.3 million and $10.9 million outstanding principal balance related to our 7.5% and 5.75% convertible senior notes, respectively, which are due within the next 12 months. We do not expect that our existing cash and cash equivalents, as well as proceeds received from our offerings to date, will provide sufficient working capital to fund our presently anticipated operations through the third quarter of 2011.

Raising additional capital will likely require that we issue additional shares of our common stock. Because of the number of shares reserved for issuance under various convertible securities, derivative securities and otherwise, we have very few authorized shares of common stock available for issuance and it is difficult for us to obtain an increase in our authorized shares. If we do not have enough shares authorized to effect an equity financing, our ability to raise capital through equity financings may be adversely affected.

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

We may not be able to raise such capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. In addition, some financing alternatives may require us to meet additional regulatory requirements in Italy and the United States and we may be subject to certain contractual limitations, which may increase our costs and adversely affect our ability to obtain additional funding. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to Pixuvri, OPAXIO, tosedostat and brostallicin.

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

Effective with the opening of trading on January 8, 2009, the U.S. listing of our common stock was transferred to The NASDAQ Capital Market, subject to meeting a minimum market value of listed securities of $35.0 million. The Listing Qualifications Panel, or the Panel, of The NASDAQ Stock Market LLC, or the NASDAQ, approved this transfer after our market capitalization did not comply with the minimum market capitalization required for companies listed on The NASDAQ Global Market, and we presented a plan to the Panel for regaining compliance with the NASDAQ Marketplace Rules. On January 23, 2009, we received an Additional Staff Determination Letter from NASDAQ that stated that the NASDAQ staff had concluded that we had violated NASDAQ Marketplace Rule 4350(i)(1)(C) (now NASDAQ Marketplace Rule 5635), which requires shareholder approval in connection with an acquisition if the issuance or potential issuance is greater than 20% of the pre-acquisition shares outstanding, and that we had at times not complied with Marketplace Rule 4310(c)(17) regarding submission of a “Listing of Additional Shares” form. On February 18, 2009, we updated the Panel on our plan for regaining compliance and requested an extension of the deadline to regain compliance with the minimum market capitalization requirement for The NASDAQ Capital Market. On March 6, 2009, we were notified by NASDAQ that the Panel determined to continue the listing of our common stock on The NASDAQ Capital Market, subject to the condition that, on or before April 6, 2009, we demonstrated compliance with all applicable standards for continued listing on The NASDAQ Capital Market, including the $35.0 million minimum market capitalization requirement. In addition, the Panel issued a public reprimand for our prior failures to comply with the shareholder approval requirements and late filing of “Listing of Additional Shares” forms. On April 2, 2009, we were notified by NASDAQ that we had complied with the Panel’s decision dated March 6, 2009, and, accordingly, the Panel determined to continue the listing of our common stock on The NASDAQ Capital Market.

NASDAQ reinstated the $1.00 minimum bid price requirement on August 3, 2009. On May 3, 2010, we received notice from NASDAQ indicating that for the last 30 consecutive business days the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued listing of our common stock on The NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(a)(2). This notification had no immediate effect on the listing of or the ability to trade our common stock on The NASDAQ Capital Market. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until November 1, 2010, to regain compliance. We would have achieved compliance if the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive trading days before November 1, 2010. In addition, we were eligible for an additional 180-day grace period if we met all of the initial listing standards of NASDAQ, with the exception of the closing bid price. On November 2, 2010, we received notice from NASDAQ that it granted us an additional 180 days, or until May 2, 2011, to regain compliance with the minimum $1.00 per share requirement for continued listing of our common stock on The NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(a)(2).

We are awaiting a response from the FDA on our December 2010 appeal of the FDA’s April 2010 decision not to approve Pixuvri for relapsed/refractory aggressive NHL. We believe that a positive response from the OND could have the effect of increasing the price per share of our common stock to a closing bid price that would satisfy the minimum bid price of $1.00, or at least strengthen the price per share enough to expand our options in regaining compliance, such as by a more favorable ratio in the event we determine that a reverse stock split of our common stock is necessary. As of the date of this Quarterly Report on Form 10-Q, we have not received notice of the FDA’s decision in response to our appeal. Moreover, as of the date of this Quarterly Report on Form 10-Q, the closing bid price of our common stock has not reached the minimum bid price and there are less than ten days left prior to May 2, 2011. Accordingly, we will not be in compliance with the minimum bid price requirement prior to May 2, 2011.

We expect to receive a delisting determination from NASDAQ. In the event that we receive a delisting determination from NASDAQ, the Company intends to request a hearing before the Panel while we await the FDA’s response to our appeal and otherwise seek to attain compliance with the minimum bid price requirement, such as through a reverse stock split. Pursuant to the Business Corporation Act of Washington, the Board may unilaterally determine that it is in the best interests of the shareholders and the Company to effectuate a reverse stock split. The primary objective of the reverse stock split, if undertaken, would be an anticipated increase of the per share trading price of our common stock, which may enable us to satisfy the minimum bid price requirement and facilitate higher levels of institutional stock ownership, as investment policies of many institutional investors require minimum securities price points. There can be no assurance that a reverse stock split would have the intended effect, that any increase in the trading price of our common stock would be proportional to the decrease in the number of outstanding shares, or that the Board would be able to complete a reverse stock split in time to avoid the delisting of our common stock. Moreover, there can be no assurance that the Panel would delay an unfavorable delisting decision or grant any further extension period.

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

Our amended and restated articles of incorporation, or our articles of incorporation, require that a quorum, generally consisting of one-third of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our articles of incorporation, such as an amendment to increase our authorized capital stock, generally require the approval of a majority of our outstanding shares. Our shareholders have been asked to vote on a proposal to amend our articles of incorporation to increase the number of authorized shares of common stock at a special meeting of shareholders, which is expected to be held on May 31, 2011. There is a risk that we may not get shareholder approval to increase the number of authorized shares of common stock. If we do not receive shareholder approval for the proposed increase in authorized shares, our ability to raise capital through equity financings will be significantly harmed.

A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner being given notice before such record date and taking no action to direct the voting of such shares. Under Rule 452 of the New York Stock Exchange, or Rule 452, the U.S. broker-dealer may vote shares absent direction from the beneficial owner on certain “routine” matters, such as an amendment to our amended and restated articles of incorporation to increase authorized shares that are to be used for general corporate purposes and the ratification of our auditors. We were able to obtain a quorum to hold special meetings of the shareholders in April 2007, January 2008 and March 2009 and annual meetings of the shareholders in September 2007, June 2008, October 2009 and September 2010. Nevertheless, obtaining a quorum at future meetings even at the lower threshold and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain a quorum at future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

If we are unable to obtain a quorum at our shareholder meetings and/or fail to get shareholder approval of corporate actions, such failure could harm us. Even if we obtain a quorum, we may not obtain enough votes to approve matters to be resolved upon at the shareholders’ meeting. In addition, brokers may only vote on those matters for which broker discretionary voting is allowed under Rule 452, and we may not be able to obtain the required number of votes to approve certain proposals that require a majority of all outstanding shares to approve the proposal due to our reliance on broker discretionary voting. Our ability to obtain necessary shareholder approvals may also depend on obtaining broker discretionary voting under Rule 452. Revisions to Rule 452 that further limit matters for which broker discretionary voting is allowed may harm our ability to obtain a quorum and shareholder approval of certain matters. Therefore it is possible that even if we are able to obtain a quorum for our meetings of the shareholders we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, including if a proposal is submitted to our shareholders to increase the number of authorized shares of common stock, such failure could harm us. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2011, we had an accumulated deficit of $1.6 billion. We are pursuing regulatory approval for Pixuvri, OPAXIO, tosedostat and brostallicin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable even if we are able to commercialize products currently in development or otherwise.

Our debt and operating expenses exceed our net revenues.

We have a substantial amount of debt outstanding, and our annual interest expense with respect to our debt is significant. Unless we raise substantial additional capital and reduce our operating expenses, we may not be able to pay all of our operating expenses or repay our debt or the interest on our debt, liquidated damages or other payments that may become due with respect to our debt. In the event we are unable to reduce our expenses and/or repay our debt or the interest on our debt, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, seek bankruptcy protection, or otherwise modify our business strategy, which could materially harm our future business prospects. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to Pixuvri, OPAXIO, tosedostat and brostallicin.

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

If appropriate opportunities become available, we may attempt to acquire businesses and assets that we believe are a strategic fit with our business. We currently have no agreements to consummate any pending material acquisitions. If we pursue any such transaction, the process of negotiating the acquisition and integrating an acquired business and assets may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could harm our business, financial condition, operating results and prospects and the trading price of our securities.

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

If we are unable to maintain a listing prospectus to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. For example, we may need to use convertible preferred stock and convertible debt since the common stock resulting from the conversion of such securities, subject to the provisions of European Directive No. 71/2003 and according to the interpretations of the Committee of European Securities Regulators, is not subject to the 10% limitation imposed by EU and Italian law.

Moreover, on December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98, as follows: (a) the non-disclosure without delay of the press release described under point (i) above and the subsequent incomplete disclosure of the relevant information through press releases dated January 9, 2009 and January 13, 2009; (b) the non-disclosure of the Monthly CONSOB Press Release in December 2008; and (c) the incomplete disclosure of the Monthly CONSOB Press Release in January 2009. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $709,000 converted using the currency exchange rate as of March 31, 2011, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On May 5, 2010, CONSOB (1) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (2) provided us with a preliminary investigation report in response to our defenses submitted on August 28, 2009. On June 4, 2010 (within 30 days of May 5, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB will have to evaluate before imposing any possible administrative sanctions. On January 21, 2011, CONSOB notified us of a resolution confirming the occurrence of the three asserted violations and applying a fine for each of them in the following amounts: €20,000 for sanction (a) above; €50,000 for sanction (b) above; and €30,000 for sanction (c) above, for an aggregate fine of €100,000, or approximately $136,000 converted using the currency exchange rate as of January 21, 2011, for these sanctions. On March 4, 2011, we paid the aggregate fine of €100,000 in full.

Separately, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $709,000 converted using the currency exchange rate as of March 31, 2011, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB will have to evaluate before imposing any possible administrative sanctions. On March 10, 2011 CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment, we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for such asserted violation (ii) is probable.

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

Our European operations are subject to value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is $5.6 million and 5.3 million as of March 31, 2011 and December 31, 2010, respectively. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.8 million, $7.8 million, $3.6 million and $1.2 million converted using the currency exchange rate as of March 31, 2011, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decision of the Provincial Tax Court of Milan, or the Tax Court, is unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €4.9 million to €9.4 million, or approximately $7.0 million to $13.3 million converted using the currency exchange rate as of March 31, 2011, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. Further information pertaining to these cases can be found in Part I under the caption “Item 1. Financial Statements—Note 8. Legal Proceedings” and is incorporated by reference herein.

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

We may not realize any royalties, milestone payments or other benefits under the License and Co-Development Agreement entered into with Novartis.

We have entered into a License and Co-Development agreement related to OPAXIO and Pixuvri with Novartis pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of OPAXIO and an option to enter into an exclusive worldwide license to develop and commercialize Pixuvri. We will not receive any royalty or milestone payments under this agreement unless Novartis exercises its option related to Pixuvri and we are able to reach a definitive agreement or Novartis elects to participate in the development and commercialization of OPAXIO. Novartis is under no obligation to make such election and enter into a definitive license agreement or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. In the event Novartis does not elect to participate in the development of OPAXIO or Pixuvri, we may not be able to find another suitable partner for the commercialization and development of those products, which may have an adverse effect on our ability to bring those drugs to market. In addition, we would need to obtain a release from Novartis prior to entering into any agreement to develop and commercialize Pixuvri or OPAXIO with a third party. As announced on April 9, 2010, we received a Complete Response Letter from the FDA, regarding our NDA for Pixuvri. The FDA cited as its primary reason for the action its concerns previously raised at the ODAC meeting on March 22, 2010 and recommended that we conduct an additional trial to demonstrate the safety and efficacy of Pixuvri. In December 2010, we filed an appeal with the OND’s Center for Drug Evaluation and Research regarding the FDA’s April 2010 decision to not approve Pixuvri for relapsed/refractory aggressive NHL. We filed our appeal under the FDA’s formal dispute resolution process asking the OND to conclude that PIX301 demonstrated efficacy. We are awaiting a decision on our appeal, but we cannot predict or guarantee the outcome of our appeal. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels to generate royalty or milestone payments even if Novartis elects to exercise its option with regard to Pixuvri and enter into a definitive license agreement or to participate in the development and commercialization of OPAXIO. Novartis has the right under the agreement in its sole discretion to terminate such agreement at any time upon written notice to us.

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

At the ODAC meeting on March 22, 2010, the ODAC panel did not recommend approval of our NDA for Pixuvri. Subsequently, in April 2010, we received a Complete Response Letter from the FDA regarding our NDA for Pixuvri. The FDA cited as its primary reason for the action its concerns previously raised at the ODAC meeting on March 22, 2010, and recommended that we conduct one additional clinical trial to demonstrate the safety and efficacy of Pixuvri. Moreover, we expect that we will need at least an additional clinical trial to obtain FDA approval of our NDA for Pixuvri and we do not know what this trial will cost or whether the FDA will accept our SPA for this trial. In March 2011, we initiated a randomized pivotal trial of Pixuvri for the treatment of relapsed/refractory DLBCL. This clinical trial, referred to as PIX-R, is now open to patient enrollment. PIX-R will compare a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients with relapsed or refractory DLBCL who have received one to three prior lines of therapy. We cannot predict the outcome of PIX-R or whether PIX-R will serve as either a post-marketing commitment trial or as a pivotal trial. We may also need to take additional steps to obtain regulatory approval of Pixuvri. The expense to design and conduct clinical trials are substantial and any additional clinical trials or actions we may need to pursue to obtain approval of our NDA for Pixuvri may negatively affect our business, financial condition and results of operations.

We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced stage ovarian cancer.

Our future financial success depends in part on obtaining regulatory approval of OPAXIO. We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the GOG and is expected to enroll 1,100 patients with 788 patients enrolled as of March 31, 2011. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival and based on current enrollment and study duration, the interim analysis could be conducted as early as 2011. If successful, we could utilize those results to form the basis of an NDA for OPAXIO. However, prior clinical trials for OPAXIO have not been successful. In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of OPAXIO in NSCLC. All three trials failed to achieve their primary endpoints of superior overall survival compared to current marketed agents for treating NSCLC. Accordingly, there can be no assurance that the GOG0212 will provide compelling evidence or any positive results, which would preclude our planned submission of an NDA to the FDA. In addition, we cannot predict the outcome of the GOG0212 study and that study may not demonstrate or be adequate to support regulatory approval of OPAXIO by the FDA.

In March 2008, we submitted an MAA to the EMA for first-line treatment of patients with advanced NSCLC who are poor performance status, or PS2, based on a non-inferior survival and improved side effect profile which we believe was demonstrated in our previous clinical trials. The application was based on a positive opinion we received from the SAWP; the EMA agreed that switching the primary endpoint from superiority to non-inferiority is feasible if the retrospective justification provided in the marketing application is adequate. In September 2009, we notified the EMA of our decision to withdraw the MAA and we refocused our resources on the approval of OPAXIO for its potential superiority indication in maintenance therapy for ovarian cancer and as a radiation sensitizer in the treatment of esophageal cancer.

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

•

If we are successful in bringing tosedostat to market, we will face direct competition from oncology-focused multinational corporations including Eisai, Sanofi-Aventis, Celgene, and others. Currently some generic compounds are also available which may be used in treating conditions where tosedostat may have application, this could result in additional competitive pressure on price and volume. Additionally there are other products in development for AML from both large and small pharmaceutical companies which may compete with tosedostat.

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

If any of our license agreements for intellectual property underlying Pixuvri, OPAXIO, tosedostat, brostallicin or any other products are terminated, we may lose the right to develop or market that product.

We have licensed intellectual property, including patent applications relating to intellectual property for Pixuvri, tosedostat and brostallicin. We have also in-licensed the intellectual property for our drug delivery technology relating to OPAXIO which uses polymers that are linked to drugs, known as polymer-drug conjugates. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology.

If there is an adverse outcome in the securities class actions and shareholder derivative litigation that have been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in purported securities class actions and shareholder derivative lawsuits filed in the U.S. District Court for the Western District of Washington. These securities class action lawsuits are brought on behalf of a putative class of purchasers of our securities from March 25, 2008 through March 22, 2010, and seek unspecified damages. All of the purported securities class actions have been consolidated into one securities class action, a lead plaintiff has been appointed, and a consolidated amended complaint has been filed. The defendants filed a motion to dismiss the consolidated amended complaint on October 27, 2010. Plaintiffs filed their opposition to the motion on December 3, 2010, and the defendants filed their reply on December 22, 2010. The motion was heard on January 28, 2011. On February 4, 2011, the court issued an order denying in large part the defendants’ motion. Defendants have answered and filed affirmative defenses to the Complaint’s claims. The court has set a trial date of June 25, 2012 for the securities class action. The currently filed shareholder derivative lawsuits have also been consolidated into one derivative action and co-lead plaintiffs have been appointed. The court ordered the derivative action stayed pending the outcome of the defendants’ motion to dismiss in the securities class action. On February 4, 2011, the court lifted the stay. The parties to that action are negotiating a schedule to coordinate activity in that matter with that in the class action discussed above. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be materially harmed.

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

We are required under the NASDAQ Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by the NASDAQ Marketplace Rules or NASDAQ. Funding of our operations in the future may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required shareholder approval for such an issuance, particularly in light of the difficulties we have experienced in obtaining a quorum and holding shareholder meetings as outlined above. If we are unable to obtain financing due to shareholder approval difficulties, such failure may harm our ability to continue operations.

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

We may be unable to obtain the raw materials necessary to produce our tosedostat product candidate in sufficient quantity to meet demand when and if such product is approved.

We may not be able to obtain the raw materials necessary to produce tosedostat. We currently do not have a firm to manufacture the commercial drug product and drug substance. Should we be unable to identify, negotiate and contract with a manufacturing firm for the commercial drug product and drug substance in sufficient quantity or quality, or should a contracted supplier fail to deliver in a timely fashion or at all, or should these relationships, if any, terminate, we may not be able to qualify and obtain a sufficient supply on acceptable terms, or at all.

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

We divested our commercial product, TRISENOX, in July 2005 and fully divested our commercial product, Zevalin, in March 2009. Currently, we do not have a marketed product, and unless we are able to develop one of our product candidates, such as Pixuvri, into an approved commercial product, we will not generate any significant revenues from product sales, royalty payments, license fees or otherwise. Pixuvri, OPAXIO, tosedostat and brostallicin are currently in clinical trials; these clinical trials may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product. For example, our STELLAR phase III clinical trials for OPAXIO for the treatment of non-small cell lung cancer failed to meet their primary endpoints. In addition, a number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. We will need to commit significant time and resources to develop these and any additional product candidates. Even if our trials are viewed as successful, we may not get regulatory approval. Our product candidates will be successful only if:

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

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. All of our product candidates in clinical development are in-licensed from a third-party, including Pixuvri, OPAXIO, tosedostat and brostallicin.

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

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the safety and efficacy of the product. Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to a number of factors. For example:

•	we may not obtain authorization to permit product candidates that are already in the preclinical development phase to enter the human clinical testing phase;

•	the FDA or the EMA may object to proposed protocols;

•	there may be shortages of available product supplies or the materials that are used to manufacture the products;

•	the quality or stability of the product candidates may fall below acceptable standards;

•	authorized preclinical or clinical testing may require significantly more time, resources or expertise than originally expected to be necessary;

•	clinical testing may not show potential products to be safe and efficacious and, as with many drugs, may fail to demonstrate the desired safety and efficacy characteristics in human clinical trials;

•	clinical testing may show that potential products are not appropriate for the specific indication for which they are being tested;

•	the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials;

•	we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks or for other reasons; and

•

the rates of patient recruitment and enrollment of patients who meet trial eligibility criteria may be lower than anticipated, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests as well as competition with other clinical testing programs involving the same patient profile but different treatments.

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

The unfavorable outcome of litigation and other claims against us could harm our financial condition and results of operations.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 24 month period ended April 22, 2011, our stock price has ranged from a low of $0.12 to a high of $2.23. Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

Shares of our common stock are common equity interests. This means that our common stock ranks junior to any preferred stock that we may issue in the future, to our indebtedness and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Our existing and future indebtedness and our preferred stock may restrict payment of dividends on our common stock.

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of our board of directors, and (ii) as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets. We have never paid a dividend on our common stock and have no current intention to pay dividends in the future. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to shareholders generally.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009).

3.7	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010).

3.12	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010).

3.13	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.14	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.15	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.16	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.17	Registrant’s Second Amended and Restated Bylaws (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Form of Series 8 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

4.2	Form of Common Stock Purchase Warrant, dated January 12, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form8-K, filed on January 18, 2011).

4.3	Form of Series 9 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

4.4	Form of Series 10 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

4.5	Form of Common Stock Purchase Warrant, dated February 17, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

4.6	Form of Series 11 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

10.1†	License and Co-Development, dated September 15, 2006, by and among the Registrant, Cell Therapeutics Europe S.r.l. and Novartis International Pharmaceutical Ltd. (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 18, 2006).

10.2	Form of Securities Purchase Agreement, dated January 12, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

10.3	Form of Securities Purchase Agreement, dated February 17, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

10.4	Employment Agreement, dated March 10, 2011, between the Registrant and James A. Bianco, M.D. (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 15, 2011).

10.5†	Co-Development and License Agreement, dated March 11, 2011, by and between Chroma Therapeutics Ltd. and the Registrant.*

10.6	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for Employees.*

10.7	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for Directors.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: April 26, 2011	By:	/s/ JAMES A. BIANCO, M.D.
James A. Bianco, M.D.
Chief Executive Officer

Dated: April 26, 2011	By:	/s/ LOUIS A. BIANCO
Louis A. Bianco
Executive Vice President,
Finance and Administration