Form 10-Q
period 2011-06-30
CELL THERAPEUTICS INC
filed 2011-07-28
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 22, 2011
Common Stock, no par value	192,876,765

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,887	$22,649
Prepaid expenses and other current assets	3,907	4,256

Total current assets	42,794	26,905
Property and equipment, net	4,517	3,426
Goodwill	—	17,064
Other assets	9,272	6,197

Total assets	$56,583	$53,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,307	$6,037
Accrued expenses	15,452	11,008
Current portion of long-term obligations	1,705	1,717
7.5% convertible senior notes	—	10,215
5.75% convertible senior notes	12,314	12,093

Total current liabilities	36,778	41,070
Long-term obligations, less current portion	3,442	4,206

Total liabilities	40,220	45,276

Commitments and contingencies

Common stock purchase warrants	13,461	13,461

Shareholders’ equity:
Common stock, no par value:
Authorized shares - 283,333,333 and 200,000,000 at June 30, 2011 and December 31, 2010, respectively
Issued and outstanding shares - 175,229,878 and 135,625,216 at June 30, 2011 and December 31, 2010, respectively	1,679,531	1,579,866
Accumulated other comprehensive loss	(8,841)	(7,969)
Accumulated deficit	(1,667,225)	(1,576,643)

Total CTI shareholders’ equity (deficit)	3,465	(4,746)
Noncontrolling interest	(563)	(399)

Total shareholders’ equity (deficit)	2,902	(5,145)

Total liabilities and shareholders’ equity	$56,583	$53,592

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
License and contract revenue	$—	$299	$—	$319

Total revenues	—	299	—	319

Operating expenses:
Research and development	7,958	6,914	19,452	14,274
Selling, general and administrative	8,961	13,068	17,537	31,485

Total operating expenses	16,919	19,982	36,989	45,759

Loss from operations	(16,919)	(19,683)	(36,989)	(45,440)
Other income (expense):
Investment and other income (expense), net	(38)	1	25	263
Interest expense	(262)	(776)	(651)	(1,563)
Amortization of debt discount and issuance costs	(140)	(219)	(307)	(434)
Foreign exchange gain (loss)	318	(825)	1,077	(1,300)
Debt conversion expense	—	(2,031)	—	(2,031)

Other income (expense), net	(122)	(3,850)	144	(5,065)

Net loss before noncontrolling interest	(17,041)	(23,533)	(36,845)	(50,505)
Noncontrolling interest	44	51	114	103

Net loss attributable to CTI	(16,997)	(23,482)	(36,731)	(50,402)
Dividends and deemed dividends on preferred stock	(5,511)	(30,157)	(36,794)	(47,434)

Net loss attributable to CTI common shareholders	$(22,508)	$(53,639)	$(73,525)	$(97,836)

Basic and diluted net loss per common share	$(0.14)	$(0.48)	$(0.47)	$(0.93)

Shares used in calculation of basic and diluted net loss per common share	165,373	110,993	155,927	105,443

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(36,731)	$(50,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	1,540	15,346
Noncash interest expense	307	434
Depreciation and amortization	1,050	966
Debt conversion expense	—	2,031
Noncontrolling interest	(114)	(103)
Other	(152)	(180)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	319	818
Other assets	(2,598)	(150)
Accounts payable	366	(2,655)
Accrued expenses	(2,068)	(4,377)
Long-term obligations	(586)	(690)
Other liabilities	—	(319)

Total adjustments	(1,936)	11,121

Net cash used in operating activities	(38,667)	(39,281)

Investing activities
Purchases of property and equipment	(1,167)	(1,124)
Proceeds from the sales of property and equipment	—	82

Net cash used in investing activities	(1,167)	(1,042)

Financing activities
Proceeds from issuance of Series 3 preferred stock and warrants, net of issuance costs	—	27,951
Proceeds from issuance of Series 4 preferred stock and warrants, net of issuance costs	—	18,621
Proceeds from issuance of Series 5 preferred stock and warrants, net of issuance costs	—	19,861
Proceeds from issuance of Series 8 preferred stock, warrants and additional investment right, net of issuance costs	23,213	—
Proceeds from issuance of Series 10 preferred stock, warrants and additional investment right, net of issuance costs	23,532	—
Proceeds from issuance of Series 12 preferred stock and warrants, net of issuance costs	15,128	—
Repayment of 7.5% convertible senior notes	(10,250)	—
Cash paid for repurchase of shares in connection with taxes on restricted stock vesting	(307)	(729)
Other	5,814	3

Net cash provided by financing activities	57,130	65,707

Effect of exchange rate changes on cash and cash equivalents	(1,058)	1,339

Net increase in cash and cash equivalents	16,238	26,723
Cash and cash equivalents at beginning of period	22,649	37,811

Cash and cash equivalents at end of period	$38,887	$64,534

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$701	$1,596

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of Series 3 preferred stock to common stock	$—	$27,761

Conversion of Series 4 preferred stock to common stock	$—	$18,621

Conversion of Series 5 preferred stock to common stock	$—	$19,464

Conversion of Series 9 preferred stock to common stock	$25,000	$—

Conversion of Series 11 preferred stock to common stock	$24,957	$—

Conversion of Series 12 preferred stock to common stock	$10,647	$—

Exchange of 4% convertible senior subordinated notes for common stock	$—	$1,848

Issuance of common stock upon exercise of common stock purchase warrants	$17,485	$—

Issuance of Series 9 preferred stock	$25,000	$—

Issuance of Series 11 preferred stock	$24,957	$—

Redemption of Series 8 and 10 preferred stock	$36,638	$—

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics, an area with significant market opportunity that we believe is not adequately served by existing therapies. Subsequent to the closure of our Bresso, Italy operations in September 2009, our operations are now primarily conducted in the United States. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008 and in March 2009 we finalized the sale of our 50% interest in RIT Oncology to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. All of our current product candidates, including Pixuvri (pixantrone dimaleate), or Pixuvri, OPAXIO™ (paclitaxel poliglumex), or OPAXIO, tosedostat, brostallicin and bisplatinates are under development.

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

Reverse Stock Split

On May 15, 2011, we effected a one-for-six reverse stock split, or the reverse stock split (see Note 5, Reverse Stock Split). Unless otherwise noted, all impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, preferred stock authorized (but not outstanding because there were no shares of preferred stock outstanding as of the time of the reverse stock split), share issuances, shares underlying preferred stock conversions, convertible notes, warrants and stock options, shares reserved and loss per share.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include Systems Medicine LLC, or SM, CTI Commercial LLC, and CTI Life Sciences

Limited (from the date of formation in March 2009). CTI Life Sciences Limited opened a branch in Italy in December 2009. We also retain ownership of our branch, Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009.

As of June 30, 2011, we also had a 67% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the noncontrolling interest in Aequus (previously shown as minority interest) is reported below net loss in noncontrolling interest in the condensed consolidated statement of operations and shown as a component of equity in the condensed consolidated balance sheet.

All intercompany transactions and balances are eliminated in consolidation.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. However, we have incurred losses since inception and expect to generate losses for the next few years primarily due to research and development costs for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates.

Our available cash and cash equivalents were $38.9 million as of June 30, 2011, which includes approximately $5.8 million of funds received in June 2011 prior to closing of our Series 13 preferred stock offering. Subsequent to period end, we received an additional $24.2 million in gross proceeds (before deducting placement agent fees and other offering costs) upon closing of the transaction in which we issued 30,000 shares of our Series 13 preferred stock and warrants to purchase up to 8.8 million shares of our common stock for an aggregate offering price of $30.0 million (see Note 10, Subsequent Events). As of June 30, 2011, our total current liabilities were $36.8 million, including $10.9 million outstanding principal balance related to our 5.75% convertible senior notes, which are due within the next twelve months. We do not expect that our existing cash and cash equivalents, including additional proceeds received from offerings to date, will be sufficient to fund our presently anticipated operations beyond the first quarter of 2012. This raises substantial doubt about our ability to continue as a going concern.

Since the second quarter of 2010, we have implemented cost saving initiatives to reduce operating expenses, including the 2010 reduction of employees related to planned commercial Pixuvri operations. If we receive approval of Pixuvri by the EMA and/or the FDA, we would anticipate additional commercial expenses associated with Pixuvri operations. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of equity or debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing.

On June 17, 2011, our shareholders approved an amendment to our amended and restated articles of incorporation to increase our authorized shares of common and preferred stock from 201,666,666 shares to 284,999,999 shares and to increase the total number of our authorized shares of common stock from 200,000,000 shares of common stock to 283,333,333 shares of common stock. As such, our board of directors has the option to issue such shares depending on our financial needs and market opportunities, if deemed to be in the best interest of the shareholders. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $5.6 million and $5.3 million as of June 30, 2011 and December 31, 2010, respectively, of which $5.3 million and $5.2 million is included in other assets and $0.3 million and $0.1 million is included in prepaid expenses and other current assets as of June 30, 2011 and December 31, 2010, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net income (loss) per common share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of June 30, 2011 and 2010, options, warrants, unvested share awards, unvested share rights and convertible debt securities aggregating 19.7 million and 7.9 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, we will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss before noncontrolling interest	$(17,041)	$(23,533)	$(36,845)	$(50,505)
Foreign currency translation gain (loss)	(216)	455	(776)	745
Net unrealized loss on securities available-for-sale	(64)	—	(97)	—

Comprehensive loss before noncontrolling interest	(17,321)	(23,078)	(37,718)	(49,760)
Noncontrolling interest	44	51	114	103

Comprehensive loss attributable to CTI	$(17,277)	$(23,027)	$(37,604)	$(49,657)

	June 30, 2011	December 31, 2010
Foreign currency translation adjustment	$(8,886)	$(8,111)
Net unrealized gain on securities available-for-sale	45	142

Total accumulated other comprehensive loss	$(8,841)	$(7,969)

3.	Goodwill

In January 2011, we adopted the accounting standards update on Intangibles – Goodwill and Other (Topic 350), which provided additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption of the guidance, we determined that it was more likely than not that a goodwill impairment existed. The implied fair value of goodwill for the reporting unit, after considering unrecognized in-process research and development, was zero. An impairment charge of $17.1 million was recorded in retained earnings as a cumulative-effective adjustment.

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

In 2010, we recorded a charge of $1.5 million for excess facilities under an operating lease upon vacating a portion of our corporate office space. Our liability for excess facilities was $1.0 million as of June 30, 2011, of which $0.9 million was included in current portion of long-term obligations and $0.1 million was included in long-term obligations, less current portion. The following table summarizes the changes in the liability for excess facilities during the period ended June 30, 2011:

Excess Facilities Liability
Balance at December 31, 2010	$1,410
Adjustments	62
Payments	(483)

Balance at June 30, 2011	$989

5.	Reverse Stock Split

In May 2011, our Board of Directors approved a one-for-six reverse stock split and, on May 15, 2011, the reverse stock split became effective. As a result of the reverse stock split, every six shares of our authorized and outstanding common stock were converted into one authorized and outstanding share of common stock and every six shares of our authorized preferred stock were converted into one authorized share of preferred stock; there were no shares of preferred stock outstanding so there was no impact. Fractional shares calculated in the split were rounded down to the nearest share and no fractional shares were issued. In lieu of fractional shares, shareholders received cash at a rate of approximately $0.27 per whole pre-split share. The reverse stock split affected all of the holders of our common stock pro rata and did not materially affect any shareholder’s percentage of ownership interest. Any shares of our common stock or shares underlying options, warrants, convertible preferred stock and convertible notes were proportionately reduced and the exercise price of any warrants or options and the conversion prices of any convertible preferred stock or convertible notes were proportionately increased in accordance with the terms of the related agreements. Unless otherwise noted, all impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split.

6.	Preferred Stock

Prior to the effective date of the reverse stock split (see Note 5, Reverse Stock Split), we completed three preferred stock transactions described below. All of the outstanding shares of the preferred stock issued in these transactions converted to common stock or the outstanding shares of preferred stock issued in these transactions were redeemed, in each case, prior to the effective date of the reverse stock split. Accordingly, for purposes of the descriptions of these transactions included in this Note 6, Preferred Stock, the number of shares of preferred stock issued and the initial stated value of shares of preferred stock issued are not adjusted to reflect the reverse stock split. However, the number of shares of common stock issued upon conversion of the preferred stock, the conversion price of common stock issued upon conversion, the exercise prices of warrants issued and the number of shares of common stock issued or issuable upon exercise of the warrants in these transactions are adjusted to reflect the reverse stock split.

Series 8 and 9 Preferred Stock

In January 2011, we issued to an institutional investor, or the Investor, 25,000 shares of Series 8 non-convertible preferred stock, or Series 8 Preferred Stock, warrants to purchase up to 3.8 million shares of common stock and an additional investment right to purchase up to 25,000 shares of Series 9 convertible preferred stock, or Series 9 Preferred Stock, for an aggregate offering price of $25.0 million. The aggregate offering price was reduced by a 5% commitment fee retained by the Investor for total gross proceeds received of $23.7 million. We allocated the proceeds on a relative fair value basis, of which $18.5 million, $1.3 million and $3.9 million was allocated to the Series 8 Preferred Stock, warrants and additional investment right, respectively. Issuance costs related to this transaction were approximately $0.5 million.

The shares of Series 8 Preferred Stock accrued annual dividends at the rate of 10% from the date of issuance, payable in the form of additional shares of Series 8 Preferred Stock. Each share of our Series 8 Preferred Stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of our Series 8 Preferred

Stock plus any accrued and unpaid dividends before any distribution of assets may be made to the holders of our common stock or any other securities ranking junior to our Series 8 Preferred Stock. The Series 8 Preferred Stock had no voting rights except as otherwise expressly provided in the Company’s amended and restated articles of incorporation or as otherwise required by law. The shares of Series 8 Preferred Stock were redeemable by the Company at any time after issuance, either in cash or by offset against recourse notes fully secured with marketable securities, or Recourse Notes, which were issued by the Investor to the Company in connection with the exercise of the warrants and the additional investment right as discussed below.

Each warrant had an exercise price of $2.3268 per share of common stock. The warrants were exercisable immediately and had an expiration date of two years from the date of issuance. The holder of the warrants had the option to pay the exercise price for the warrant either in cash or through the issuance of Recourse Notes to the Company. The Investor exercised all of the warrants to purchase 3.8 million shares of common stock for a total of $8.8 million through the issuance of Recourse Notes by the Investor to the Company.

Each additional investment right had an exercise price of $1,000 per share of Series 9 Preferred Stock. The additional investment right was exercisable immediately upon issuance and had an expiration date of February 11, 2011. The holder of the additional investment right had the option to pay the exercise price in cash or through issuance of Recourse Notes to the Company. The Investor exercised the entire additional investment right to purchase 25,000 shares of Series 9 Preferred Stock for a total of $25.0 million through the issuance of Recourse Notes by the Investor to the Company. The Investor also elected to convert the 25,000 shares of Series 9 Preferred Stock into 10.7 million shares of common stock.

Each share of our Series 9 Preferred Stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of our Series 9 Preferred Stock plus any accrued and unpaid dividends before any distribution of assets may be made to the holders of our common stock or any other securities ranking junior to our Series 9 Preferred Stock. The Series 9 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on the common stock or any pari passu or junior securities. The Series 9 Preferred Stock was convertible into common stock, at the option of the holder, at an initial conversion price of $2.3268 per share of common stock, subject to a 9.99% blocker provision. The Series 9 Preferred Stock had no voting rights except as otherwise expressly provided in the Company’s amended and restated articles of incorporation or as otherwise required by law.

In March 2011, we redeemed all 25,000 outstanding shares of Series 8 Preferred Stock (plus accrued dividends). Each share of Series 8 Preferred Stock (plus accrued dividends) was offset by $1,350 principal amount of Recourse Notes (plus accrued interest), regardless of the issuance date of the shares of Series 8 Preferred Stock and Recourse Notes. We recognized $0.4 million in accrued dividends on the Series 8 Preferred Stock and $0.1 million accrued interest on the Recourse Notes through the redemption date, both of which are included in dividends and deemed dividends on preferred stock for the six-month period ended June 30, 2011. Additionally, we recognized $15.5 million in dividends and deemed dividends on preferred stock for the six-month period ended June 30, 2011 upon redemption of the Series 8 Preferred Stock equal to the difference between the $33.9 million principal balance of Recourse Notes, including accrued interest, and $18.4 million carrying amount of Series 8 Preferred Stock, including accrued dividends.

Series 10 and 11 Preferred Stock

In February 2011, we issued to the Investor 24,957 shares of Series 10 non-convertible preferred stock, or Series 10 Preferred Stock, warrants to purchase up to 4.3 million shares of common stock and an additional investment right to purchase up to 24,957 shares of Series 11 convertible preferred stock, or Series 11 Preferred Stock, for an aggregate offering price of approximately $25.0 million. The aggregate offering price was reduced by a 5% commitment fee retained by the Investor for total gross proceeds received of $23.7 million. We allocated the proceeds on a relative fair value basis, of which $18.5 million, $1.3 million and $3.9 million was allocated to the Series 10 Preferred Stock, warrants and additional investment right, respectively. Issuance costs related to this transaction were approximately $0.3 million.

The shares of Series 10 Preferred Stock accrued annual dividends at the rate of 10% from the date of issuance, payable in the form of additional shares of Series 10 Preferred Stock. Each share of our Series 10 Preferred Stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of our Series 10 Preferred Stock plus any accrued and unpaid dividends before any distribution of assets may be made to the holders of our common stock or any other securities ranking junior to our Series 10 Preferred Stock. The Series 10 Preferred Stock had no voting rights except as otherwise expressly provided in the Company’s amended and restated articles of incorporation or as otherwise required by law. The shares of Series 10 Preferred Stock were redeemable by the Company at any time after issuance, either in cash or by offset against Recourse Notes, which were issued by the Investor to the Company in connection with the exercise of the warrants and the additional investment right as discussed below.

Each warrant had an initial exercise price of $2.022 per share of common stock. The warrants were exercisable immediately and had an expiration date of two years from the date of issuance. The holder of the warrants had the option to pay the exercise price for the warrant either in cash or through the issuance of Recourse Notes to the Company. The Investor exercised all of the warrants to purchase 4.3 million shares of common stock for a total of $8.7 million through the issuance of Recourse Notes by the Investor to the Company.

Each additional investment right had an exercise price of $1,000 per share of Series 11 Preferred Stock. The additional investment right was exercisable immediately upon issuance and had an expiration date of March 19, 2011. The holder of the additional investment right had the option to pay the exercise price in cash or through issuance of Recourse Notes to the Company. The Investor exercised the entire additional investment right to purchase 24,957 shares of Series 11 Preferred Stock for a total of approximately $25.0 million through the issuance of Recourse Notes by the Investor to the Company. The Investor also elected to convert the 24,957 shares of Series 11 Preferred Stock into 12.3 million shares of common stock.

Each share of our Series 11 Preferred Stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of our Series 11 Preferred Stock plus any accrued and unpaid dividends before any distribution of assets may be made to the holders of our common stock or any other securities ranking junior to our Series 11 Preferred Stock. The Series 11 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on the common stock or any pari passu or junior securities. The Series 11 Preferred Stock was convertible into common stock, at the option of the holder, at an initial conversion price of $2.022 per share of common stock, subject to a 9.99% blocker provision. The Series 11 Preferred Stock had no voting rights except as otherwise expressly provided in the Company’s amended and restated articles of incorporation or as otherwise required by law.

In March 2011, we redeemed all 24,957 outstanding shares of Series 10 Preferred Stock (plus accrued dividends). Each share of Series 10 Preferred Stock (plus accrued dividends) was offset by $1,350 principal amount of Recourse Notes (plus accrued interest), regardless of the issuance date of the shares of Series 10 Preferred Stock and Recourse Notes. We recognized $0.1 million in accrued dividends on the Series 10 Preferred Stock and $41 thousand accrued interest on the Recourse Notes through the redemption date, both of which are included in dividends and deemed dividends on preferred stock for the six-month period ended June 30, 2011. Additionally, we recognized $15.4 million in dividends and deemed dividends on preferred stock for the six-month period ended June 30, 2011 upon redemption of the Series 10 Preferred Stock equal to the difference between the $33.7 million principal balance of Recourse Notes, including accrued interest, and $18.3 million carrying amount of Series 10 Preferred Stock, including accrued dividends.

Series 12 Convertible Preferred Stock

In May 2011, we issued 15,972 shares of our Series 12 convertible preferred stock, or Series 12 preferred stock, which was convertible into 7.6 million shares of our common stock, and warrants to purchase up to 3.0 million shares of our common stock for gross proceeds of $16.0 million. Issuance costs related to this transaction were $1.2 million, including $0.2 million related to the placement agent warrants as discussed below.

Each share of our Series 12 preferred stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series 12 preferred stock, plus any accrued and unpaid dividends before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 12 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. The Series 12 preferred stock was convertible into our common stock, at the option of the holder, at an initial conversion price of $2.10 per share, subject to a 4.99% blocker provision. A holder of our Series 12 preferred stock could have elected to increase the blocker provision to 9.99% by providing 61 days’ prior notice, and the maximum percentage would have automatically increased to 19.99% in the event of an automatic conversion. The Series 12 preferred stock had no voting rights except as otherwise expressly provided in our amended and restated articles of incorporation or as otherwise required by law.

Each warrant has an exercise price of $2.40 per share of our common stock, was exercisable immediately on the date of issuance and expires five years and one day from the date of issuance. No warrants have been exercised as of June 30, 2011.

For the quarter ended June 30, 2011, we recognized $5.5 million in dividends and deemed dividends on preferred stock related to the beneficial conversion feature on our Series 12 preferred stock.

In connection with this offering, we also issued warrants to purchase 0.2 million shares of our common stock to the placement agent, which were estimated to have a fair value of $0.2 million using the Black-Scholes pricing model. These warrants have an exercise price of $2.625 per share, were exercisable immediately on the date of issuance and expire five years and one day from the date of issuance.

In May 2011, all of our Series 12 preferred stock was converted into 7.6 million shares of our common stock.

7.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2011 and 2010, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$346	$1,142	$634	$2,154
Selling, general and administrative	650	6,453	906	13,192

Share-based compensation expense included in operating expenses	$996	$7,595	$1,540	$15,346

For the three and six months ended June 30, 2011 and 2010, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
December 2009 performance awards	$—	$6,777	$—	$13,954
Restricted stock	968	783	1,490	1,321
Options	28	35	50	71

Total share-based compensation expense	$996	$7,595	$1,540	$15,346

8.	Legal Proceedings

On January 22, 2007, we filed a complaint in King County Washington Superior Court against The Lash Group, Inc., or Lash, and Documedics Acquisition Co., Inc., our former third-party reimbursement expert for TRISENOX, seeking recovery of damages, including losses incurred by us in connection with our investigation, defense and settlement of claims by the United States concerning Medicare reimbursement for TRISENOX and other claims. On February 28, 2007, Lash removed the case to U.S. District Court in the Western District of Washington. On June 19, 2008, the trial judge dismissed our claims and we filed a timely notice of appeal in the Ninth Circuit Court of Appeals. An appeal hearing was held on August 31, 2009, and on November 18, 2009, the Ninth Circuit reversed the trial court and held that the False Claims Act, or the FCA, did not preclude us from seeking recovery and bringing claims against Lash for indemnification under our service agreement based upon its acts that gave rise to the government’s FCA and other claims. On December 1, 2009, Lash filed a petition for rehearing with the Ninth Circuit Court of Appeals, which was formally denied on January 6, 2010. The case has been remanded for trial in the District Court. On April 30, 2010, the District Court denied a motion by Lash to strike our supplemental damages disclosure, and granted our motion for leave to amend our complaint to more fully address our claims for supplemental and independent damages. On May 21, 2010, the District Court issued a minute order setting trial and related dates. On May 24, 2010, Lash filed its answer to the amended complaint and asserted counterclaims for contractual indemnification, common law indemnification and contribution, and declaratory relief. On June 3, 2010, Lash filed a motion to bifurcate the trial to address in the first phase only its assertion that our claims are barred due to FCA liability. We opposed the motion, and on June 10, 2010, we filed our own motion to strike Lash’s affirmative defense based on its FCA liability claim. On August 3, 2010, the court entered an order denying Lash’s motion to bifurcate and granting our motion to strike Lash’s FCA liability affirmative defense. On May 20, 2011, discovery proceedings (including all requests for depositions, documents and other exchanges of information) ended. On July 1, 2011, both parties filed briefs seeking summary judgment on certain issues in the case. The case is currently scheduled for trial on September 6, 2011. We cannot provide any assurance that we will prevail at trial.

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98, as follows: (a) the non-disclosure without delay of the press release described under point (i) above and the subsequent incomplete disclosure of the relevant information through press releases dated January 9, 2009 and January 13, 2009; (b) the non-disclosure of the Monthly CONSOB Press Release in December 2008; and (c) the incomplete disclosure of the Monthly CONSOB Press Release in January 2009. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $726,000 converted using the currency exchange rate as of June 30, 2011, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On May 5, 2010, CONSOB (1) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (2) provided us with a preliminary investigation report in response to our defenses submitted on August 28, 2009. On June 4, 2010 (within 30 days of May 5, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. On January 21, 2011, CONSOB notified us of a resolution confirming the occurrence of the three asserted violations and applying a fine for each of them in the following amounts: €20,000 for sanction (a) above; €50,000 for sanction (b) above; and €30,000 for sanction (c) above, for an aggregate fine of €100,000, or approximately $136,000 converted using the currency exchange rate as of January 21, 2011, for these sanctions. On March 4, 2011, we paid the aggregate fine of €100,000 in full.

Separately, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $726,000 converted using the currency exchange rate as of June 30, 2011, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause

(i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for the violation asserted in clause (ii) is probable.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.8 million, $8.0 million, $3.7 million and $1.2 million converted using the currency exchange rate as of June 30, 2011, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decisions of the Provincial Tax Court of Milan, or the Tax Court, for the different VAT cases are unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €4.9 million to €9.4 million, or approximately $7.1 million to $13.7 million converted using the currency exchange rate as of June 30, 2011, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011.

2003 VAT. We have not received a notice from the ITA requesting a deposit payment for the VAT based on the 2003 assessment as of June 30, 2011. The first hearing for the discussion of the merits of the case was held on March 18, 2011. The Tax Court has not released a decision with respect to the 2003 VAT.

2005 VAT. On July 14, 2010, the ITA issued a notice requiring a deposit payment for the VAT to CTI (Europe) based on the 2005 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €1.5 million, or approximately $2.2 million converted using the currency exchange rate as of June 30, 2011. We filed a petition with the Tax Court for suspension of the 2005 notice of deposit payment. On September 28, 2010, the merits of the case for the year 2005 were discussed in a public hearing before the Tax Court. On January 13, 2011, the Tax Court issued decision no. 4/2010 in which the Tax Court (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the Italian Tax Authorities to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. As a result of this decision, our exposure for 2005 VAT assessment is currently reduced by the waiver of penalties of €2.6 million, or approximately $3.8 million converted using the currency exchange rate as of June 30, 2011. On February 2, 2011, we paid the required VAT deposit of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011, prior to the due date of February 6, 2011. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. The additional payment was for interest and collection fees during the suspension period. We do not believe this additional payment was due and we intend to pursue recovery of such payment through litigation. In July 2011, we were notified by our Italian counsel of the ITA’s appeal regarding the January 2011 decision, that no penalties could be imposed on the Company. We do not believe that the Tax Court has carefully reviewed all of our arguments, relevant documents and other supporting evidence that our counsel filed and presented during the hearing, including an appraisal from an independent expert, and, therefore, that there are grounds of appeal in order to ask the judges of the higher court to further consider all of our arguments in support of invalidating the entire notice of assessment. Accordingly, we filed an appeal with the Tax Office on July 7, 2011 and intend to file a complaint with the European Commission.

While we contend that services invoiced were non-VAT taxable consulting services and that the VAT returns are correct as originally filed, we have recorded a reserve for VAT assessed, interest and collection fees totalling €2.6 million, or approximately $3.8 million as of June 30, 2011, of which $3.3 million is included in long-term obligations, less current portion and $0.5 million of the reserve is accounted for as an offset to VAT receivable included in other assets.

2006 VAT. On January 10, 2011, we received a notice from the ITA requiring a deposit payment for VAT to CTI (Europe) based on the 2006 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of January 10, 2011, payable in the first quarter 2011. We filed a request for suspension of the collection of such amount, which request was rejected. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. The first hearing for the discussion of the merits of the case was held on May 27, 2011 (jointly with the 2007 VAT case). The Tax Court has not released a decision with respect to the 2006 VAT.

2007 VAT. We have not received a notice from the ITA requesting a deposit payment for the VAT based on the 2007 assessment. The first hearing for the discussion of the merits of the case was held on May 27, 2011 (jointly with the 2006 VAT case). The Tax Court has not released a decision with respect to the 2007 VAT.

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

On October 4, 2010, a sixth related derivative complaint was filed in the Superior Court of Washington, County of King, Alexander v. James A. Bianco, et al. (Case No. 10-2-34849-2-SEA). On October 5, 2010, the complaint was removed to the Western District of Washington and assigned to Judge Pechman. On October 29, 2010, nominal defendant Cell Therapeutics, Inc. filed a Notice of Related Case in the lead derivative case, Shackleton v. John H. Bauer, et al., Case No. 2:10-cv-00564 (Doc. No. 42). The Company notified the Court of this action and requested that it be consolidated with the Derivative Actions per the Court’s May 10, 2010 Consolidation Order. On November 18, 2010, the Court issued an Order to Show Cause re Consolidation in Alexander. On November 26, 2010, the parties agreed and the court granted consolidation of Alexander and ordered that all proceedings be deferred 60 days pending the outcome of the Defendant’s motion to dismiss the Securities Class Action suits. On February 4, 2011, following denial of the motion to dismiss in the securities class action, the Court lifted the stay in the derivative actions. Pursuant to the parties’ previous stipulation, the parties have agreed to facilitate and coordinate discovery in the derivative and securities actions. Plaintiffs in the derivative action have 45 days following the close of discovery in the securities class action to file an amended complaint. The court has set a trial date of December 3, 2012 for the shareholder derivative action.

Discovery has commenced in the securities class action and, thus, the lawsuits are at a preliminary stage in the proceedings. We believe that the securities class action is without merit and intend to defend it vigorously. For the shareholder derivative action, no estimate of a loss, if any, can be made at this time in the event that we do not prevail.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

9.	Collaborative Agreements

During the first quarter of 2011, we entered into an agreement with Chroma Therapeutics Ltd., or Chroma, the Chroma Agreement, under which we have an exclusive license to certain technology and intellectual property controlled by Chroma to develop and commercialize the drug candidate tosedostat in North, Central and South America, or the Licensed Territory. Pursuant to the terms of the Chroma Agreement, we paid Chroma an upfront fee of $5.0 million included in research and development expense upon execution of the agreement and will make a milestone payment of $5.0 million upon the initiation of the first pivotal trial, which could commence as early as the fourth quarter of 2011. The Chroma Agreement also includes additional development- and sales-based milestone payments related to acute myeloid leukemia, or AML, and certain other indications, up to a maximum amount of $209.0 million payable by us to Chroma if all development and sales milestones are achieved.

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

We will oversee and be responsible for performing the development operations and commercialization activities in the Licensed Territory and Chroma will oversee and be responsible for performing the development operations and commercialization activities worldwide except for the Licensed Territory, or the ROW Territory. Development costs may not exceed $50.0 million for the first three years of the Chroma Agreement unless agreed by the parties and we will be responsible for 75% of all development costs, while Chroma will be responsible for 25% of all development costs, subject to certain exceptions. Chroma will be solely responsible for the manufacturing of tosedostat for development purposes in the Licensed Territory and the ROW Territory in accordance with the terms of the manufacturing and supply agreement. We have the option of obtaining a commercial supply of tosedostat from Chroma or from another manufacturer at our sole discretion in the Licensed Territory. The Chroma Agreement may be terminated by us at our convenience upon 120 days’ written notice to Chroma. The Chroma Agreement may also be terminated by either party following a material breach by the other party subject to notice and cure periods.

10.	Subsequent Events

On June 29, 2011, we entered into a securities purchase agreement, pursuant to which we agreed to issue in a registered offering an aggregate of 30,000 shares of our Series 13 preferred stock, initially convertible into approximately 17.6 million shares of our common stock and warrants to purchase up to approximately 8.8 million shares of our common stock for gross proceeds of $30.0 million. The warrants have an exercise price of $2.15 per share of our common stock, are exercisable beginning six months and one day from the date of issuance and expire five years and one day from the date of issuance.

We received $5.8 million of funds in advance of closing from investors, which is included in accrued expenses as of June 30, 2011. Additionally, we’ve included this $5.8 million as part of other financing activities in the condensed consolidated statement of cash flows. We received the remaining $24.2 million gross proceeds from investors upon closing of the transaction on July 5, 2011. All 30,000 shares of the Series 13 preferred stock were converted into 17.6 million shares of our common stock.

Each share of Series 13 preferred stock was entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 13 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. The Series 13 preferred stock was convertible into common stock, at the option of the holder, at an initial conversion price of $1.70 per share, subject to a 4.99% blocker provision. A holder of Series 13 preferred stock may elect to increase the blocker provision to 9.99% by providing 61 days’ prior notice, and the maximum percentage will automatically increase to 19.99% in the event of an automatic conversion. The Series 13 preferred stock had no voting rights except for limited protective provisions and except as is otherwise required by law.

We also issued warrants to purchase approximately 0.4 million shares of our common stock to the placement agent and 0.2 million shares of our common stock to the financial advisor as partial compensation for its services in connection with this offering. The warrants have an exercise price of $2.45 per share, are exercisable beginning six months and one day from the date of issuance and expire five years and one day from the date of issuance, and, subject to certain permitted exceptions, are not transferable for six months after the date of initial issuance.

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

We are currently focusing our efforts on Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates. As of June 30, 2011, we had incurred aggregate net losses of approximately $1.7 billion since inception. Unless, we receive FDA or EMA approval for Pixuvri, we expect to continue to incur operating losses for at least the next few years.

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

The FDA completed its inspection of the facilities at NerPharMa DS, S.r.l. and NerPharMa, S.r.l. (two independent pharmaceutical manufacturing companies belonging to Nerviano Medical Sciences S.r.l., in Nerviano, Italy). The FDA found both manufacturing sites in compliance and acceptable for continued manufacturing of the drug in early March 2010. NerPharMa, S.r.l. agreed to manufacture our drug product, Pixuvri, which will be used for clinical and commercial supplies.

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

On May 3, 2011, we announced that the OND responded to our December 2010 appeal of the FDA’s April 2010 decision to not approve Pixuvri for relapsed or refractory aggressive NHL. In its response, the OND indicated that after considering the data available in the appeal, it does not believe that accelerated approval of our NDA is necessarily out of reach based on a single controlled clinical trial, provided that two key matters can be resolved satisfactorily. First, the circumstances of stopping the PIX301 trial early must be resolved to assure that ongoing results assessment were not dictating the decision to stop. Second, ascertainment of the primary endpoint in the PIX301 study must be determined to have been sound and not subject to bias.

The OND also indicated that our request that the OND find that the data in our NDA demonstrate efficacy and return the NDA to the Office of Oncology Drug Products for consideration of safety and other issues was denied because the OND was not able to conclude that efficacy had been demonstrated. However, the OND also did not find that it could be concluded that PIX301 was a failed study, which warranted application of interim analysis statistical thresholds.

On June 14, 2011, we announced that we had met with the FDA’s Division of Oncology Drug Products, or DODP, in a meeting that focused on the documents we proposed to provide regarding the circumstances of stopping the enrollment of PIX301 prior to achieving the original planned patient accrual and the make-up of the new radiology expert panel as well as our plan to address the items noted in the FDA’s Complete Response Letter. The DODP confirmed that our NDA would be reviewed within six months from the resubmission of our NDA. We anticipate filing the additional information later this year; accordingly, it is possible that we could obtain FDA approval as early as the first half of 2012.

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

In March 2011, we initiated an additional Pixuvri clinical trial, PIX306, or PIX-R trial, to study Pixuvri in combination with rituximab in patients with relapsed/refractory diffuse large B-cell lymphoma, or DLBCL. The trial will compare a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients with relapsed or refractory DLBCL who have received one to three prior lines of therapy. The PIX-R trial utilizes progression free survival, or PFS, and overall survival, or OS, as co-primary endpoints of the study. The PIX-R trial is targeting to enroll approximately 350 patients and will include patients who have failed at least one line of previous therapy and patients who are not candidates for myeloablative chemotherapy and stem cell transplant. We had discussions with the DHP relating to a Special Protocol Assessment, or SPA, for the study and we were advised that OS as the sole primary endpoint would be the only acceptable trial design in order for us to obtain an SPA agreement for the PIX-R trial; however, the DHP noted that we could conduct a study utilizing PFS along with OS as co-primary endpoints which would be an acceptable design outside of the formal SPA process. Regulatory acceptability will depend on the magnitude of the difference between the trial study arms as well as a risk and benefit analysis. This study could serve as either a post-approval confirmatory study, if Pixuvri were to be approved on the basis of our current NDA, or as a registration study for approval in the United States.

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

In March 2011, we received the Day 120 list of questions from the EMA. In April 2011, we met with the co-rapporteurs and members of the EMA to discuss our proposed responses. Based on feedback and recommendation from the rapporteurs, in order to allow time for preclinical reports to be available, we requested and were granted an extension so that our Day 120 responses can address the questions in the Day 120 list. We anticipate submission of data and information addressing the Day 120 questions in late August 2011.

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

Pixuvri for metastatic breast cancer

Pixuvri is also being studied in patients with HER2-negative metastatic breast cancer who have tumor progression after at least two, but not more than three, prior chemotherapy regimens. In the second quarter of 2010, the North Central Cancer Treatment Group, or the NCCTG, that is conducting the trial opened this phase II study for enrollment. Accrual is expected to be completed in the second half of 2011 with data available in mid-2012.

OPAXIO

OPAXIO, which we have previously referred to as XYOTAX, is our novel biologically-enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. We are currently focusing our development of OPAXIO on ovarian, brain and esophageal cancer.

OPAXIO for ovarian cancer

We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients with 800 patients enrolled as of June 30, 2011. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival and, based on feedback provided by the GOG, an interim analysis is currently expected in mid-2012. If successful, we could utilize those results to form the basis of an NDA for OPAXIO.

OPAXIO for brain cancer

In November 2010, results were presented by the Brown University Oncology Group from a phase II trial of

OPAXIO combined with temozolomide, or TMZ, and radiotherapy in patients with newly-diagnosed, high-grade gliomas, a type of brain cancer. The trial demonstrated a high rate of complete and partial responses and an encouragingly high rate of six month PFS. Based on these results, we have worked with the Brown University Oncology Group to conduct an additional study in a subset of patients with high-grade lymphoma with specific genetic markers for which we believe OPAXIO and radiotherapy could be more beneficial than standard treatment of TMZ and radiotherapy. We expect the Brown University Oncology Group to open this study for enrollment in the third quarter of 2011.

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

Preclinical data presented at the 2006 meeting of the European Organization for Research and Treatment of Cancers, National Cancer Institute and American Association for Cancer Research demonstrated that the efficacy of OPAXIO is enhanced in certain human tumors when mice are given additional estrogen. In subsequent clinical studies, more than 1,900 patients were treated in our four pivotal phase III trials of OPAXIO for the treatment of NSCLC. While the STELLAR 2, 3 and 4 trials missed their primary endpoint of superior OS, women treated with OPAXIO for newly-diagnosed advanced NSCLC in STELLAR 3 and 4 had a significant improvement in their overall survival compared to women or men treated with standard chemotherapy. In addition, with single-agent OPAXIO, we observed a significant reduction in most of the severe toxic side effects associated with the standard chemotherapy agents studied in the STELLAR trials.

In September 2007, we initiated our PGT307 trial, which focuses exclusively on NSCLC in women with pre-menopausal estrogen levels, the subset of patients where OPAXIO demonstrated the greatest potential survival advantage in the STELLAR trials. During the second quarter of 2010, we ceased enrollment in the PGT307 trial and the study is now closed.

Tosedostat

In March 2011, we entered into a co-development and license agreement with Chroma, providing us with exclusive marketing and co-development rights to Chroma’s drug candidate tosedostat in North, Central and South America. Tosedostat is an oral, aminopeptidase inhibitor that has demonstrated significant anti-tumor responses in blood related cancers and solid tumors in phase I-II clinical trials. We, in collaboration with Chroma, expect to commence one or more clinical trials in the United States and Europe in patients with hematologic malignancies.

Brostallicin

We are developing brostallicin through our wholly-owned subsidiary, SM, which holds worldwide rights to use, develop, import and export brostallicin. Brostallicin is a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. We use a genomic-based platform to guide the development of brostallicin.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2011 and 2010

License and contract revenue. License and contract revenue for the three months ended June 30, 2010 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine Therapeutics, Inc., or DiaKine.

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

Our research and development expenses for compounds under development and preclinical development are as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Compounds under development:
Pixuvri	$3,589	$1,736
OPAXIO	413	647
Tosedostat	616	—
Brostallicin	39	96
Operating expenses	3,279	4,169
Research and preclinical development	22	266

Total research and development expenses	$7,958	$6,914

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Research and preclinical development costs include primarily costs associated with bisplatinate development as well as external laboratory services associated with other compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for Pixuvri, OPAXIO, tosedostat and brostallicin are approximately $68.3 million, $224.1 million, $5.6 million and $9.3 million, respectively. Costs for Pixuvri prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount. Costs for tosedostat prior to our co-development and license agreement with Chroma are also excluded.

Research and development expenses increased to approximately $8.0 million for the three months ended June 30, 2011 from approximately $6.9 million for the three months ended June 30, 2010. Pixuvri costs increased primarily due to an increase in clinical activity associated with the startup of the PIX306 study. This increase was partially offset by a decrease in regulatory consulting activity. Costs for our OPAXIO program decreased primarily due to a decrease in clinical activity. Costs for tosedostat relate to our share of development costs associated with clinical and manufacturing activity incurred under our co-development and license agreement with Chroma. Costs for brostallicin relate primarily to clinical development activities associated with phase I and phase II studies. Our operating expenses decreased primarily due to a decrease in noncash share-based compensation expense.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in the following risk factors, which begin on page 36 of this Form 10-Q: “Our financial condition may be adversely affected if third parties default in the performance of contractual obligations.”; “We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced stage ovarian cancer.”; “We are subject to extensive government regulation.”; “Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.”; “If we do not successfully develop our product candidates into marketable products, we may be unable to generate significant revenue or become profitable.”; and “We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.”

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $9.0 million for the three months ended June 30, 2011 from approximately $13.1 million for the three months ended June 30, 2010. This decrease was primarily related to reductions in noncash share-based compensation of $5.8 million. The decrease was offset by an increase of $1.7 million primarily associated with legal, patent and other professional service expenses.

Interest expense. Interest expense decreased to approximately $0.3 million for the three months ended June 30, 2011 from approximately $0.8 million for the three months ended June 30, 2010. This decrease is primarily due to a reduction in principal balances outstanding on our convertible notes during the three months ended June 30, 2011 compared to the same period in 2010. Upon maturity of the respective notes, we fully repaid $10.3 million on our 7.5% convertible senior notes in April 2011 and $38.5 million outstanding principal balance on our 4% convertible senior subordinated notes in July 2010.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended June 30, 2011 and 2010 is primarily related to the amortization of debt discount and issuance costs incurred on our 5.75% and 7.5% convertible senior notes.

Foreign exchange gain (loss). The foreign exchange gain for the three months ended June 30, 2011 and the foreign exchange loss for the three months ended June 30, 2010 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches denominated in foreign currencies.

Debt conversion expense. Debt conversion expense of $2.0 million for the three months ended June 30, 2010 is related to the exchange of $1.8 million principal balance of our 4% convertible senior subordinated notes in May 2010 for approximately 0.7 million shares of our common stock.

Six months ended June 30, 2011 and 2010

License and contract revenue. License and contract revenue for the six months ended June 30, 2010 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Compounds under development:
Pixuvri	$6,033	$3,908
OPAXIO	980	1,381
Tosedostat	5,616	—
Brostallicin	40	164
Operating expenses	6,724	8,289
Research and preclinical development	59	532

Total research and development expenses	$19,452	$14,274

Research and development expenses increased to approximately $19.5 million for the six months ended June 30, 2011 from approximately $14.3 million for the six months ended June 30, 2010. Pixuvri costs increased primarily due to an increase in clinical activity associated with the startup of the PIX306 study. This increase was partially offset by decreases in regulatory costs and manufacturing activity. Costs for our OPAXIO program decreased primarily due to a decrease in clinical development activities. Costs for tosedostat include the $5.0 million upfront license fee upon execution of the co-development and license agreement with Chroma, in addition to our share of development costs associated with clinical and manufacturing activity incurred under the agreement. Costs for brostallicin decreased primarily due to a decrease in clinical development activities related to phase I and phase II studies in addition to a decrease in consulting activity. Our operating expenses decreased primarily due to a decrease in noncash share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $17.5 million for the six months ended June 30, 2011 from approximately $31.5 million for the six months ended June 30, 2010. This decrease was primarily related to reductions in noncash share-based compensation of $12.3 million, $1.0 million decrease in compensation and benefits associated with a lower average number of personnel between the periods and a $1.6 million decrease in sales and marketing expense incurred in 2010 that was associated with the premarketing efforts for Pixuvri and travel expenses. These decreases were offset in part by increases in legal and patent expenses.

Interest expense. Interest expense decreased to approximately $0.7 million for the six months ended June 30, 2011 from approximately $1.6 million for the six months ended June 30, 2010. This decrease is primarily due to the retirement of $38.5 million outstanding principal balance on our 4% convertible senior subordinated notes in July 2010 upon maturity. In addition, we retired $10.3 million outstanding principal balance on our 7.5% convertible senior notes in April 2011 upon maturity.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended June 30, 2011 and 2010 is primarily related to the amortization of debt discount and issuance costs incurred on our 5.75% and 7.5% convertible senior notes.

Foreign exchange gain (loss). The foreign exchange gain for the six months ended June 30, 2011 and foreign exchange loss for the six months ended June 30, 2010 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches denominated in foreign currencies.

Debt conversion expense. Debt conversion expense of $2.0 million for the six months ended June 30, 2010 is related to the exchange of $1.8 million principal balance of our 4% convertible senior subordinated notes in May 2010 for approximately 0.7 million shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had approximately $38.9 million in cash and cash equivalents, which includes approximately $5.8 million of funds received in June 2011 prior to closing of our Series 13 preferred stock offering. Subsequent to period end, we received an additional $24.2 million in gross proceeds (before deducting placement agent fees and other offering costs) upon closing of the transaction in which we issued 30,000 shares of our Series 13 preferred stock and warrants to purchase up to 8.8 million shares of our common stock for an aggregate offering price of $30.0 million.

Net cash used in operating activities decreased to approximately $38.7 million during the six months ended June 30, 2011 compared to approximately $39.3 million for the same period during 2010. The decrease is primarily due to a decrease in selling, general and administrative expense, excluding the allocation of noncash share-based compensation, as well as decreases in cash paid for interest during the period and payments related to the closure of our Bresso, Italy operations made in 2010. These decreases are offset by a one-time upfront payment of $5.0 million related to the licensing of tosedostat included in research and development expense.

Net cash used in investing activities increased to approximately $1.2 million for the six months ended June 30, 2011 compared to $1.0 million for the six months ended June 30, 2010. The increase was primarily due to increases in purchases of property and equipment.

Net cash provided by financing activities of approximately $57.1 million for the six months ended June 30, 2011 was primarily due to issuances of our preferred stock. In January 2011, we received approximately $23.2 million in net proceeds from the issuance of our Series 8 Preferred Stock, warrants to purchase 3.8 million shares of common stock and an additional investment right to purchase shares of our Series 9 Preferred Stock. In February 2011, we received approximately $23.5 million in net proceeds from the issuance of our Series 10 preferred stock, warrants to purchase 4.3 million shares of common stock and an additional investment right to purchase shares of our Series 11 Preferred Stock. In May 2011, we received approximately $15.1 million in net proceeds from the issuance of our Series 12 preferred stock and warrants to purchase 3.0 million shares of common stock. These proceeds were offset by a $10.3 million payment to fully retire the outstanding principal balance on our 7.5% convertible senior notes in April 2011 and $0.3 million cash paid for the repurchase of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees. In addition, $5.8 million of funds received in advance of closing of our Series 13 preferred transaction (as discussed above) is included in other financing activities. Net cash provided by financing activities of approximately $65.7 million for the six months ended June 30, 2010 was primarily due to the issuances of our Series 3, 4 and 5 preferred stock. We received $28.0 million in net proceeds from the issuance of our Series 3 preferred stock and warrants to purchase approximately 1.4 million shares of our common stock in January 2010. We also received $18.6 million in net proceeds from the issuance of our Series 4 preferred stock and warrants to purchase 3.3 million shares of our common stock in April 2010. In addition, we received $19.9 million in net proceeds from the issuance of our Series 5 preferred stock and warrants to purchase approximately 4.4 million shares of our common stock in May 2010. These proceeds were offset by $0.7 million cash paid for the repurchase of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and expect to generate losses from operations for the next few years primarily due to research and development costs for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates. As of June 30, 2011, our total current liabilities were $36.8 million, including $10.9 million outstanding principal balance related to our 5.75% convertible senior notes, respectively, which are due within the next 12 months.

We do not expect that our existing cash and cash equivalents, including additional proceeds received from offerings to date, will be sufficient to fund our presently anticipated operations beyond the first quarter of 2012. This raises substantial doubt about our ability to continue as a going concern.

Since the second quarter of 2010, we have implemented cost saving initiatives to reduce operating expenses, including the 2010 reduction of employees related to planned commercial Pixuvri operations. If we receive approval of Pixuvri by EMA and/or the FDA, we would anticipate additional commercial expenses associated with Pixuvri operations. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources.

On June 17, 2011, our shareholders approved an amendment to our amended and restated articles of incorporation to increase our authorized shares of common and preferred stock from 201,666,666 shares to 284,999,999 shares and to increase the total number of our authorized shares of common stock from 200,000,000 shares of common stock to 283,333,333 shares of common stock. As such, our board of directors has the option to issue such shares depending on our financial needs and market opportunities, if deemed to be in the best interest of the shareholders. Our future capital requirements will depend on many factors, including:

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

The following table includes information relating to our contractual obligations as of June 30, 2011 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
5.75% convertible senior notes (1)	$10,913	$10,913	$—	$—	$—
Interest on convertible notes	289	289	—	—	—
Operating leases:
Facilities	4,726	3,949	777	—	—
Long-term obligations (2)	476	432	44	—	—
Purchase commitments	831	747	84	—	—

	$17,235	$16,330	$905	$—	$—

(1)	The 5.75% convertible senior notes are convertible into shares of CTI common stock at a conversion rate of 5.55555 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $180.00 per share.
(2)	Long-term obligations do not include $1.4 million related to excess facilities charges and $3.3 million related to the reserve for VAT assessments.

Manufacturing Supply Agreements

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

We signed a manufacturing and supply agreement, or the Chroma Manufacturing Agreement, with Chroma for our drug candidate tosedostat. The Chroma Manufacturing Agreement is a non-exclusive agreement and provides for both the clinical and commercial drug supply of tosedostat. The Chroma Manufacturing Agreement commenced on June 8, 2011 and expires two years from the date when tosedostat is granted first approval for commercial distribution by the applicable regulatory authority in the licensed territory. Upon expiration of the initial term, we have a one year renewal option. We have the right to terminate the Chroma Manufacturing Agreement without cause with 90 days written notice to Chroma. Both parties have the right to terminate for breach, bankruptcy, mutual agreement, or termination of the development agreement.

Additional Milestone Activities

Chroma Therapeutics, Ltd.

We have an agreement with Chroma, the Chroma Agreement, under which we have an exclusive license to certain technology and intellectual property controlled by Chroma to develop and commercialize the drug candidate tosedostat in North, Central and South America, or the Licensed Territory. Pursuant to the terms of the Chroma Agreement, we paid Chroma an upfront fee of $5.0 million upon execution of the agreement and will make a milestone payment of $5.0 million upon the initiation of the first pivotal trial, which could commence as early as the fourth quarter of 2011. The Chroma Agreement also includes additional development- and sales-based milestone payments related to AML and certain other indications, up to a maximum amount of $209.0 million payable by us to Chroma if all development and sales milestones are achieved.

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

We will oversee and be responsible for performing the development operations and commercialization activities in the Licensed Territory and Chroma will oversee and be responsible for performing the development operations and commercialization activities worldwide except for the Licensed Territory, or the ROW Territory. Development costs may not exceed $50.0 million for the first three years of the Chroma Agreement unless agreed by the parties and we will be responsible for 75% of all development costs, while Chroma will be responsible for 25% of all development costs, subject to certain exceptions. Chroma will be solely responsible for the manufacturing of tosedostat for development purposes in the Licensed Territory and the ROW Territory in accordance with the terms of the manufacturing and supply agreement. We have the option of obtaining a commercial supply of tosedostat from Chroma or from another manufacturer at our sole discretion in the Licensed Territory. The Chroma Agreement may be terminated by us at our convenience upon 120 days’ written notice to Chroma. The Chroma Agreement may also be terminated by either party following a material breach by the other party subject to notice and cure periods.

Gynecologic Oncology Group

We have an agreement with the GOG related to the GOG0212 trial, which the GOG is conducting. We recorded a $1.7 million payment due to the GOG based on the 800 patient enrollment milestone achieved in the second quarter of 2011, which is included in accounts payable as of June 30, 2011. Under this agreement we are required to pay up to $1.8 million in additional milestone payments related to the trial, of which $0.5 million will become due upon receipt of the interim analysis and data transfer which may occur in 2012. There were 800 patients enrolled as of June 30, 2011.

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

As of June 30, 2011, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to exercise its option to participate in the development and commercialization of Pixuvri or exercise its Development Rights for OPAXIO.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of June 30, 2011, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial affect on our earnings. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. As of June 30, 2011, we had a net asset balance excluding intercompany payables and receivables in our European branches and subsidiaries denominated in euros. As of June 30, 2011, if the euro were to weaken 20% against the dollar, our net asset balance would decrease by approximately $1.2 million as of this date.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has had losses since inception and expects to generate losses from operations for at least the next year, primarily due to research and development costs. Additionally, the Company has approximately $48.7 million due in the current year and will not have sufficient cash to fund planned operations for the next twelve months, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the June 30, 2010 financial statements. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We have reviewed the accompanying condensed consolidated balance sheet of Cell Therapeutics, Inc. as of June 30, 2011, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2011. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Note 1 of the Company’s audited financial statements as of December 31, 2010, and for the year then ended discloses that the Company does not expect that their existing cash and cash equivalents will be sufficient to fund their operations through the second quarter of 2011. Our auditors’ report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 1 of the Company’s unaudited interim financial statements as of June 30, 2011, and for the three and six months then ended, the Company was still unable to secure sufficient funds to fund their operations beyond the first quarter of 2012. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Cell Therapeutics, Inc. as of December 31, 2010, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2011, we expressed an unqualified opinion on those financial statements. Our report included an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

San Francisco, California

July 28, 2011

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

We have substantial operating expenses associated with the development of our product candidates and as of June 30, 2011, we had cash and cash equivalents of $38.9 million. As of June 30, 2011, our total current liabilities were $36.8 million, including $10.9 million outstanding principal balance related to our 5.75% convertible senior notes, which are due within the next 12 months. We do not expect that our existing cash and cash equivalents, as well as proceeds received from our offerings to date, will provide sufficient working capital to fund our presently anticipated operations beyond the first quarter of 2012.

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

We may not be able to raise such capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. In addition, some financing alternatives may require us to meet additional regulatory requirements in Italy and the United States and we may be subject to certain contractual limitations, which may increase our costs and adversely affect our ability to obtain additional funding. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates.

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

Our common stock is listed on The NASDAQ Capital Market and the MTA in Italy and we may not be able to maintain those listings or trading on these exchanges may be halted or suspended, which may make it more difficult for investors to sell shares of our common stock.

Effective with the opening of trading on January 8, 2009, the U.S. listing of our common stock was transferred to The NASDAQ Capital Market, subject to meeting a minimum market value of listed securities of $35.0 million. NASDAQ’s Listing Qualifications Panel, or the Panel, of The NASDAQ Stock Market LLC, or the NASDAQ, approved this transfer after our market capitalization did not comply with the minimum market capitalization required for companies listed on The NASDAQ Global Market, and we presented a plan to the Panel for regaining compliance with the NASDAQ Marketplace Rules. On January 23, 2009, we received an Additional Staff Determination Letter from NASDAQ that stated that the NASDAQ staff had concluded that we had violated NASDAQ Marketplace Rule 4350(i)(1)(C) (now NASDAQ Marketplace Rule 5635), which requires shareholder approval in connection with an acquisition if the issuance or potential issuance is greater than 20% of the pre-acquisition shares outstanding, and that we had at times not complied with Marketplace Rule 4310(c)(17) regarding submission of a “Listing of Additional Shares” form. On February 18, 2009, we updated the Panel on our plan for regaining compliance and requested an extension of the deadline to regain compliance with the minimum market capitalization requirement for The NASDAQ Capital Market. On March 6, 2009, we were notified by NASDAQ that the Panel determined to continue the listing of our common stock on The NASDAQ Capital Market, subject to the condition that, on or before April 6, 2009, we demonstrated compliance with all applicable standards for continued listing on The NASDAQ Capital Market, including the $35.0 million minimum market capitalization requirement. In addition, the Panel issued a public reprimand for our prior failures to comply with the shareholder approval requirements and late filing of “Listing of Additional Shares” forms. On April 2, 2009, we were notified by NASDAQ that we had complied with the Panel’s decision dated March 6, 2009, and, accordingly, the Panel determined to continue the listing of our common stock on The NASDAQ Capital Market.

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

On May 3, 2011, we received a notice from NASDAQ stating that we had not regained compliance with NASDAQ’s $1.00 minimum bid price rule under NASDAQ Marketplace Rule 5550(a)(2). On May 5, 2011, in an effort to regain compliance with the NASDAQ listing requirements and increase the per-share trading price of our common stock, our board of directors approved a one-for-six reverse stock split. The reverse stock split became effective on May 15, 2011. On June 1, 2011, we announced that we received a letter from NASDAQ indicating that we had regained compliance with NASDAQ Marketplace Rule 5550(a)(2) and that we were in compliance with all applicable listing standards. As a result, our common stock will continue to be listed and traded on The NASDAQ Capital Market. However, notwithstanding our current compliance with NASDAQ listing standards, there can be no assurance that we will be able to maintain our continued listing on The NASDAQ Capital Market in the future.

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

If we are unable to obtain a quorum at our shareholder meetings and/or fail to obtain shareholder approval of corporation actions, such failure could harm us. Our amended and restated articles of incorporation, or our articles of incorporation, require that a quorum, generally consisting of one-third of the outstanding shares of voting stock, be represented in person or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our articles of incorporation, such as an amendment to increase our authorized capital stock, generally require the approval of a majority of our outstanding shares. As a result, there is a risk that we may not get shareholder approval for these amendments, including amendments to increase the number of authorized shares of common stock at a time when we need those shares to effect a future equity financing. If we do not receive shareholder approval for such increase in authorized shares, our ability to raise capital through equity financings will be significantly harmed.

A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner being given notice before such record date and taking no action to direct the voting of such shares. We were able to obtain a quorum to hold special meetings of the shareholders in April 2007, January 2008, March 2009 and June 2011 and annual meetings of the shareholders in September 2007, June 2008, October 2009 and September 2010. Nevertheless, obtaining a quorum at future meetings even at the lower threshold and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve a quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain a quorum at future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

Even if we obtain a quorum at our shareholder meetings, we may not obtain enough votes to approve matters to be resolved upon at those meetings. Under Rule 452 of the New York Stock Exchange, or Rule 452, the U.S. broker-dealer may only vote shares absent direction from the beneficial owner on certain specified “routine” matters, such as an amendment to our articles of incorporation to increase authorized shares that are to be used for general corporate purposes and the ratification of our auditors. If our shareholders do not instruct their brokers on how to vote their shares on “non-routine” matters, then we may not obtain the necessary number of votes for approval. “Non-routine” matters include, for example, proposals that relate to the authorization or creation of indebtedness or preferred stock. Revisions to Rule 452 that further limit matters for which broker discretionary voting is allowed, such as the recent revisions imposed by the Dodd-Frank Act to prohibit broker discretionary voting on matters related to executive compensation and in the election of directors, may further harm our ability to obtain a quorum and shareholder approval of certain matters. Therefore it is possible that even if we are able to obtain a quorum for our meetings of the shareholders, we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, including if a proposal is submitted to our shareholders to increase the number of authorized shares of common stock, such failure could harm us. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2011, we had an accumulated deficit of $1.7 billion. We are pursuing regulatory approval for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable even if we are able to commercialize products currently in development or otherwise.

Our debt and operating expenses exceed our net revenues.

We have a substantial amount of debt outstanding, and our annual interest expense with respect to our debt is significant. Unless we raise substantial additional capital and reduce our operating expenses, we may not be able to pay all of our operating expenses or repay our debt or the interest on our debt, liquidated damages or other payments that may become due with respect to our debt. In the event we are unable to reduce our expenses and/or repay our debt or the interest on our debt, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, seek bankruptcy protection, or otherwise modify our business strategy, which could materially harm our future business prospects. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates.

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

Moreover, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $726,000 converted using the currency exchange rate as of June 30, 2011, applicable to each of the two asserted violations. According to the applicable Italian legal provisions,

CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB would have to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the foreign currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment, we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for such asserted violation (ii) is probable.

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

Our European operations are subject to value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is $5.6 million and 5.3 million as of June 30, 2011 and December 31, 2010, respectively. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.8 million, $8.0 million, $3.7 million and $1.2 million converted using the currency exchange rate as of June 30, 2011, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decisions of the Tax Court for the different VAT cases are unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €4.9 million to €9.4 million, or approximately $7.1 million to $13.7 million converted using the currency exchange rate as of June 30, 2011, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. Further information pertaining to these cases can be found in Part I under the caption “Item 1. Financial Statements—Note 8. Legal Proceedings” and is incorporated by reference herein.

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

At the ODAC meeting on March 22, 2010, the ODAC panel did not recommend approval of our NDA for Pixuvri. Subsequently, in April 2010, we received a Complete Response Letter from the FDA regarding our NDA for Pixuvri. The FDA cited as its primary reason for the action its concerns previously raised at the ODAC meeting on March 22, 2010, and recommended that we conduct one additional clinical trial to demonstrate the safety and efficacy of Pixuvri. In December 2010, we filed an appeal with the OND’s Center for Drug Evaluation and Research regarding the FDA’s April 2010 decision to not approve Pixuvri for relapsed or refractory aggressive NHL. We filed our appeal under the FDA’s formal dispute resolution process asking the OND to conclude that PIX301 demonstrated efficacy.

On May 3, 2011, we announced that the OND responded to our December 2010 appeal of the FDA’s April 2010 decision to not approve Pixuvri for relapsed or refractory aggressive NHL. In its response, the OND indicated that after considering the data available in the appeal, it does not believe that accelerated approval of our NDA is necessarily out of reach based on a single controlled clinical trial, provided that two key matters can be resolved satisfactorily. First, the circumstances of stopping the PIX301 trial early must be resolved to assure that ongoing results assessment were not dictating the decision to stop. Second, ascertainment of the primary endpoint in the PIX301 study must be determined to have been sound and not subject to bias. The OND also indicated that our request that the OND find that the data in the NDA demonstrate efficacy and return the NDA to the Office of Oncology Drug Products for consideration of safety and other issues was denied because the OND was not able to conclude that efficacy had been demonstrated. However, the OND also did not find that it could be concluded that PIX301 was a failed study, which warranted application of interim analysis statistical thresholds.

On June 14, 2011, we announced that we had met with the DODP in a meeting that focused on the documents we proposed to provide regarding the circumstances of stopping the enrollment of PIX301 prior to achieving the original planned patient accrual and the make-up of the new radiology expert panel as well as our plan to address items noted in the FDA’s Complete Response Letter. The DODP confirmed that the NDA would be reviewed within six months from the resubmission of the NDA. We anticipate filing the additional information later this year; accordingly, it is possible that we could obtain FDA approval as early as the first half of 2012. However, you should not infer that the aforementioned developments increase the likelihood of FDA approval of the NDA or that the FDA, OND or DODP will not require additional actions or information.

Moreover, the FDA may request that we conduct more clinical trials in addition to PIX-R to obtain FDA approval of our NDA for Pixuvri and we do not know what this trial will cost or how long it would take to execute this study and provide additional information to the FDA. In March 2011, we initiated a randomized pivotal trial of Pixuvri for the treatment of relapsed or refractory DLBCL. This clinical trial, referred to as PIX306 or PIX-R, is now open to patient enrollment. PIX-R will compare a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients with relapsed or refractory DLBCL who have received one to three prior lines of therapy. We cannot predict the outcome of PIX-R or whether PIX-R will serve as either a post-marketing commitment trial or as a pivotal trial. We may also need to take additional steps to obtain regulatory approval of Pixuvri. The expense to design and conduct clinical trials are substantial and any additional clinical trials or actions we may need to pursue to obtain approval of our NDA for Pixuvri may negatively affect our business, financial condition and results of operations.

We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced stage ovarian cancer.

Our future financial success depends in part on obtaining regulatory approval of OPAXIO. We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the GOG and is expected to enroll 1,100 patients with 800 patients enrolled as of June 30, 2011. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival and, based on feedback provided by the GOG, an interim analysis is currently expected in mid-2012. If successful, we could utilize those results to form the basis of an NDA for OPAXIO. However, prior clinical trials for OPAXIO have not been successful. In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of OPAXIO in NSCLC. All three trials failed to achieve their primary endpoints of superior overall survival compared to current marketed agents for treating NSCLC. Accordingly, there can be no assurance that the GOG0212 will provide compelling evidence or any positive results, which would preclude our planned submission of an NDA to the FDA. In addition, we cannot predict the outcome of the GOG0212 study and that study may not demonstrate or be adequate to support regulatory approval of OPAXIO by the FDA.

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

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current product candidates have received approval for marketing in any country. On April 13, 2009, we began submission of a rolling NDA to the FDA for Pixuvri to treat relapsed or refractory aggressive NHL. We completed the submission in June 2009 and as announced on April 9, 2010, we received a Complete Response Letter from the FDA regarding our NDA for Pixuvri. The FDA cited as its primary reason for the action its concerns previously raised at the ODAC meeting on March 22, 2010 and recommended that we conduct an additional trial to demonstrate the safety and effectiveness of Pixuvri. In December 2010, we filed an appeal with the OND’s Center for Drug Evaluation and Research regarding the FDA’s April 2010 decision to not approve Pixuvri for relapsed or refractory aggressive NHL. We filed our appeal under the FDA’s formal dispute resolution process asking the OND to conclude that PIX301 demonstrated efficacy.

On May 3, 2011, we announced that the OND responded to our December 2010 appeal of the FDA’s April 2010 decision to not approve Pixuvri for relapsed or refractory aggressive NHL. In its response, the OND indicated that after considering the data available in the appeal, it does not believe that accelerated approval of our NDA is necessarily out of reach based on a single controlled clinical trial, provided that two key matters can be resolved satisfactorily. First, the circumstances of stopping the PIX301 trial early must be resolved to assure that ongoing results assessment were not dictating the decision to stop. Second, ascertainment of the primary endpoint in the PIX301 study must be determined to have been sound and not subject to bias.

The OND also indicated that our request that the OND find that the data in the NDA demonstrate efficacy and return the NDA to the FDA’s Office of Oncology Drug Products for consideration of safety and other issues was denied because the OND was not able to conclude that efficacy had been demonstrated. However, the OND also did not find that it could be concluded that PIX301 was a failed study, which warranted application of interim analysis statistical thresholds.

On June 14, 2011, we announced that we had met with the DODP in a meeting that focused on the documents we proposed to provide regarding the circumstances of stopping the enrollment of PIX301 prior to achieving the original planned patient accrual and the make-up of the new radiology expert panel. The DODP confirmed that the NDA would be reviewed within six months from the resubmission of the NDA. We anticipate filing the additional information later this year, offering the possibility that we could obtain FDA approval as early as the first half of 2012. However, you should not infer that the aforementioned developments increase the likelihood of FDA approval of the NDA.

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

If any of our license agreements for intellectual property underlying Pixuvri, OPAXIO, tosedostat, brostallicin, bisplatinates or any other products are terminated, we may lose the right to develop or market that product.

We have licensed intellectual property, including patent applications relating to intellectual property for Pixuvri, tosedostat, brostallicin and bisplatinates. We have also in-licensed the intellectual property for our drug delivery technology relating to OPAXIO which uses polymers that are linked to drugs, known as polymer-drug conjugates. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology.

We hold rights under numerous patents that protect inventions originating from our research and development, and the expiration of any one or more of these patents may allow our competitors to copy the inventions that are currently protected.

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development and we have also obtained rights to various patents and patent applications under licenses with third parties. Patents have been issued on many of these applications. We have issued patents pending or issued in the U.S. and foreign countries directed to Pixuvri, OPAXIO, brostallicin, bisplatinates and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The Pixuvri-directed patents will expire in 2014; the OPAXIO-directed patents will expire on various dates ranging from 2017 through 2018; and the brostallicin-directed patents will expire on various dates ranging from 2017 to 2023. Although such patent expiration ranges are only for U.S. issued patents and do not account for potential extensions that may be available in certain countries (for example, certain Pixuvri-directed patents may be subject to possible patent-term extensions that could provide extensions through 2019 in the U.S. and 2021 in Europe), there can be no assurance that such extensions will be obtained. The expiration of these patents may allow our competitors to copy the inventions that are currently protected and better compete with us.

If there is an adverse outcome in the securities class actions and shareholder derivative litigation that have been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in purported securities class actions and shareholder derivative lawsuits filed in the U.S. District Court for the Western District of Washington. These securities class action lawsuits are brought on behalf of a putative class of purchasers of our securities from March 25, 2008 through March 22, 2010, and seek unspecified damages. All of the purported securities class actions have been consolidated into one securities class action, a lead plaintiff has been appointed, and a consolidated amended complaint has been filed. The defendants filed a motion to dismiss the consolidated amended complaint on October 27, 2010. Plaintiffs filed their opposition to the motion on December 3, 2010, and the defendants filed their reply on December 22, 2010. The motion was heard on January 28, 2011. On February 4, 2011, the court issued an order denying in large part the defendants’ motion. Defendants have answered and filed affirmative defenses to the Complaint’s claims. The court has set a trial date of June 25, 2012 for the securities class action. The currently filed shareholder derivative lawsuits have also been consolidated into one derivative action and co-lead plaintiffs have been appointed. The court ordered the derivative action stayed pending the outcome of the defendants’ motion to dismiss in the securities class action. On February 4, 2011, the court lifted the stay. The parties to that action have negotiated a schedule to coordinate activity in that matter with that in the class action discussed above. The court has set a trial date of December 3, 2012 for the shareholder derivative action. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be materially harmed.

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

We divested our commercial product, TRISENOX, in July 2005 and fully divested our commercial product, Zevalin, in March 2009. Currently, we do not have a marketed product, and unless we are able to develop one of our product candidates, such as Pixuvri, into an approved commercial product, we will not generate any significant revenues from product sales, royalty payments, license fees or otherwise. Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates are currently in clinical trials; these clinical trials may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product. For example, our STELLAR phase III clinical trials for OPAXIO for the treatment of non-small cell lung cancer failed to meet their primary endpoints. In addition, a number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. We will need to commit significant time and resources to develop these and any additional product candidates. Even if our trials are viewed as successful, we may not get regulatory approval. Our product candidates will be successful only if:

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

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. All of our product candidates in clinical development are in-licensed from a third-party, including Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates.

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

Risks Related To the Securities Markets

The market price of shares of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 22, 2011, our stock price has ranged from a low of $1.26 to a high of $3.30 (as adjusted to reflect the one-for-six reverse stock split effected on May 15, 2011). Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

The market price of shares of our common stock may be adversely affected by market conditions affecting the stock markets in general, including price and trading fluctuations on The NASDAQ Capital Market.

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

We are not restricted from issuing additional shares of common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock or preferred stock, or any substantially similar securities. The market price of our shares of common stock or preferred stock could decline as a result of sales of a large number of shares of our common stock or preferred stock or similar securities in the market, or the perception that such sales could occur in the future.

Anti-takeover provisions in our charter documents, in our Shareholder Rights Agreement, or rights plan, and under Washington law could make removal of incumbent management or an acquisition of us, which may be beneficial to our shareholders, more difficult.

Provisions of our articles of incorporation and amended and restated bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control. These provisions include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009).

3.7	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010).

3.12	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010).

3.13	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.14	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.15	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.16	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.17	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

3.18	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits of the Registrant’s Current Report on Form 8-K, filed on May 18, 2011).

3.19	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits of the Registrant’s Current Report on Form 8-K filed on June 17, 2011).

3.20	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on July 6, 2011).

3.21	Registrant’s Second Amended and Restated Bylaws (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Form of Series 12 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

4.2	Form of Common Stock Purchase Warrant, dated May 3, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

4.3	Form of Series 13 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011).

4.4	Form of Common Stock Purchase Warrant, dated July 5, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011).

10.1†	License and Co-Development, dated September 15, 2006, by and among the Registrant, Cell Therapeutics Europe S.r.l. and Novartis International Pharmaceutical Ltd. (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 18, 2006).

10.2	Form of Securities Purchase Agreement, dated April 27, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

10.3	Form of Securities Purchase Agreement, dated June 29, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011).

10.4	Restricted Stock Award Agreement, dated April 8, 2011, by and between the Registrant and James Bianco.*

15	Letter regarding Unaudited Interim Financial Information.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)
Dated: July 28, 2011	By: /s/ James A. Bianco, M.D.
James A. Bianco, M.D.
Chief Executive Officer
Dated: July 28, 2011	By: /s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration