Form 10-Q
period 2011-09-30
CELL THERAPEUTICS INC
filed 2011-10-25
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 21, 2011
Common Stock, no par value	192,763,414

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,212	$22,649
Prepaid expenses and other current assets	4,692	4,256

Total current assets	49,904	26,905
Property and equipment, net	4,309	3,426
Goodwill	—	17,064
Other assets	8,637	6,197

Total assets	$62,850	$53,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,564	$6,037
Accrued expenses	10,420	11,008
Current portion of long-term obligations	1,395	1,717
7.5% convertible senior notes	—	10,215
5.75% convertible senior notes	12,429	12,093

Total current liabilities	30,808	41,070
Long-term obligations, less current portion	3,088	4,206

Total liabilities	33,896	45,276
Commitments and contingencies
Common stock purchase warrants	13,461	13,461
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized shares - 283,333,333 and 200,000,000 at September 30, 2011 and December 31, 2010, respectively
Issued and outstanding shares - 192,801,179 and 135,625,216 at September 30, 2011 and December 31, 2010, respectively	1,721,284	1,579,866
Accumulated other comprehensive loss	(8,246)	(7,969)
Accumulated deficit	(1,696,917)	(1,576,643)

Total CTI shareholders’ equity (deficit)	16,121	(4,746)
Noncontrolling interest	(628)	(399)

Total shareholders’ equity (deficit)	15,493	(5,145)

Total liabilities and shareholders’ equity (deficit)	$62,850	$53,592

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
License and contract revenue	$—	$—	$—	$319

Total revenues	—	—	—	319

Operating expenses:
Research and development	7,530	5,101	26,982	19,375
Selling, general and administrative	7,760	7,893	25,297	39,378

Total operating expenses	15,290	12,994	52,279	58,753

Loss from operations	(15,290)	(12,994)	(52,279)	(58,434)
Other income (expense):
Investment and other income (expense), net	29	(23)	54	240
Interest expense	(204)	(385)	(855)	(1,948)
Amortization of debt discount and issuance costs	(129)	(166)	(436)	(600)
Foreign exchange gain (loss)	(1,133)	1,000	(56)	(300)
Debt conversion expense	—	—	—	(2,031)

Other income (expense), net	(1,437)	426	(1,293)	(4,639)

Net loss before noncontrolling interest	(16,727)	(12,568)	(53,572)	(63,073)
Noncontrolling interest	65	46	179	149

Net loss attributable to CTI	(16,662)	(12,522)	(53,393)	(62,924)
Dividends and deemed dividends on preferred stock	(13,023)	(3,085)	(49,817)	(50,519)

Net loss attributable to CTI common shareholders	$(29,685)	$(15,607)	$(103,210)	$(113,443)

Basic and diluted net loss per common share	$(0.16)	$(0.13)	$(0.62)	$(1.03)

Shares used in calculation of basic and diluted net loss per common share	184,997	118,591	165,724	109,874

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(53,393)	$(62,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	2,320	16,260
Noncash interest expense	436	600
Depreciation and amortization	1,748	1,413
Debt conversion expense	—	2,031
Noncontrolling interest	(179)	(149)
Other	(242)	(217)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(644)	1,472
Other assets	(2,604)	68
Accounts payable	(335)	(2,888)
Accrued expenses	(757)	(4,944)
Other liabilities	(1,140)	(1,078)

Total adjustments	(1,397)	12,568

Net cash used in operating activities	(54,790)	(50,356)

Investing activities
Purchases of property and equipment	(1,974)	(1,232)
Proceeds from the sales of property and equipment	27	82

Net cash used in investing activities	(1,947)	(1,150)

Financing activities
Proceeds from issuance of Series 3 preferred stock and warrants, net of issuance costs	—	27,951
Proceeds from issuance of Series 4 preferred stock and warrants, net of issuance costs	—	18,621
Proceeds from issuance of Series 5 preferred stock and warrants, net of issuance costs	—	19,704
Proceeds from issuance of Series 6 preferred stock and warrants, net of issuance costs	—	3,603
Proceeds from issuance of Series 8 preferred stock, warrants and additional investment right, net of issuance costs	23,213	—
Proceeds from issuance of Series 10 preferred stock, warrants and additional investment right, net of issuance costs	23,530	—
Proceeds from issuance of Series 12 preferred stock and warrants, net of issuance costs	14,962	—
Proceeds from issuance of Series 13 preferred stock and warrants, net of issuance costs	28,149	—
Repayment of 7.5% convertible senior notes	(10,250)	—
Repayment of 4% convertible senior subordinated notes	—	(38,515)
Cash paid for repurchase of shares in connection with taxes on restricted stock vesting	(342)	(748)
Other	(23)	—

Net cash provided by financing activities	79,239	30,616

Effect of exchange rate changes on cash and cash equivalents	61	347
Net increase (decrease) in cash and cash equivalents	22,563	(20,543)
Cash and cash equivalents at beginning of period	22,649	37,811

Cash and cash equivalents at end of period	$45,212	$17,268

Supplemental disclosure of cash flow information
Cash paid during the period for interest obligations	$705	$2,401

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of Series 3 preferred stock to common stock	$—	$27,761

Conversion of Series 4 preferred stock to common stock	$—	$18,621

Conversion of Series 5 preferred stock to common stock	$—	$19,464

Conversion of Series 6 preferred stock to common stock	$—	$2,970

Conversion of Series 9 preferred stock to common stock	$25,000	$—

Conversion of Series 11 preferred stock to common stock	$24,957	$—

Conversion of Series 12 preferred stock to common stock	$10,647	$—

Conversion of Series 13 preferred stock to common stock	$19,077	$—

Exchange of 4% convertible senior subordinated notes for common stock	$—	$1,848

Issuance of common stock upon exercise of common stock purchase warrants	$17,485	$—

Issuance of Series 9 preferred stock	$25,000	$—

Issuance of Series 11 preferred stock	$24,957	$—

Redemption of Series 8 and 10 preferred stock	$36,638	$—

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer. Our principal business strategy is focused on cancer therapeutics, an area with significant market opportunity that we believe is not adequately served by existing therapies. Subsequent to the closure of our Bresso, Italy operations in September 2009, our operations are now primarily conducted in the United States. During 2008, we had one approved drug, Zevalin® (ibritumomab tiuxetan), or Zevalin, which we acquired in 2007, generating product sales. We contributed Zevalin to a joint venture, RIT Oncology, LLC, or RIT Oncology, upon its formation in December 2008 and in March 2009 we finalized the sale of our 50% interest in RIT Oncology to the other member, Spectrum Pharmaceuticals, Inc., or Spectrum. All of our current product candidates, including Pixuvri™ (pixantrone dimaleate), or Pixuvri, OPAXIO™ (paclitaxel poliglumex), or OPAXIO, tosedostat, brostallicin and bisplatinates are under development.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration, or the FDA, in the United States, by the European Medicines Agency, or EMA, in Europe and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and involves expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information of CTI as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 16, 2011.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Reverse Stock Split

On May 15, 2011, we effected a one-for-six reverse stock split, or the reverse stock split (see Note 5, Reverse Stock Split). Unless otherwise noted, all impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, preferred stock authorized (but not outstanding because there were no shares of preferred stock outstanding as of the time of the reverse stock split), share issuances, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved and loss per share.

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

As of September 30, 2011, we also had a 67% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the noncontrolling interest in Aequus (previously shown as minority interest) is reported below net loss in noncontrolling interest in the condensed consolidated statement of operations and shown as a component of equity in the condensed consolidated balance sheet.

All intercompany transactions and balances are eliminated in consolidation.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. However, we have incurred losses since inception and expect to generate losses for the next few years primarily due to research and development costs for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates.

Our available cash and cash equivalents were $45.2 million as of September 30, 2011. This amount does not include approximately $8.2 million received in October 2011 related to our settlement with The Lash Group, Inc. (see Note 8, Legal Proceedings). Our total current liabilities were $30.8 million as of September 30, 2011, including $10.9 million outstanding principal balance related to our 5.75% convertible senior notes, which are due in December 2011. We do not expect that our existing cash and cash equivalents, including additional funds received to date, will be sufficient to fund our presently anticipated operations beyond the first quarter of 2012. This raises substantial doubt about our ability to continue as a going concern.

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

We are seeking shareholder approval to increase our authorized shares from 284,999,999 to 384,999,999 and to increase the total number of our authorized shares of common stock from 283,333,333 to 383,333,333 shares at our upcoming annual meeting of shareholders scheduled for November 11, 2011. We are seeking shareholder approval of this increase in our authorized shares because a number of our currently authorized shares of common stock have been issued or are reserved for issuance upon exercise or conversion of existing derivative securities (i.e., securities convertible or exchangeable into our common stock). Because of the number of shares issued or reserved for issuance under various convertible securities, warrants, other derivative securities and otherwise, we believe we do not have a sufficient number of shares of common stock authorized at present to continue to fund our operations, including our research and development activities of key drug candidates and our pre-commercial activities prior to the potential approval of pixantrone in the U.S. and the E.U. In order to continue to fund our operations, we will need to raise additional capital from financing sources. One of the ways we may raise such capital is by issuing shares of common stock and/or derivative securities from time to time. Without additional authorized shares of common stock, we will be unable to raise all of the financing we will likely need to maintain our operations.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $5.2 million and $5.3 million as of September 30, 2011 and December 31, 2010, respectively, of which $4.9 million and $5.2 million is included in other assets and $0.3 million and $0.1 million is included in prepaid expenses and other current assets as of September 30, 2011 and December 31, 2010, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss Per Share

Basic net income (loss) per common share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of September 30, 2011 and 2010, options, warrants, unvested share awards, unvested share rights and convertible debt securities aggregating 28.6 million and 13.4 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, we will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We do not anticipate the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our other comprehensive income or loss includes unrealized gains and losses on our securities available-for-sale and certain net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries not recorded in the statement of operations. Total comprehensive loss and total accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss before noncontrolling interest	$(16,727)	$(12,568)	$(53,572)	$(63,073)
Foreign currency translation gain (loss)	703	(492)	(73)	252
Net unrealized loss on securities available-for-sale	(107)	—	(204)	—

Comprehensive loss before noncontrolling interest	(16,131)	(13,060)	(53,849)	(62,821)
Noncontrolling interest	65	46	179	149

Comprehensive loss attributable to CTI	$(16,066)	$(13,014)	$(53,670)	$(62,672)

	September 30, 2011	December 31, 2010
Foreign currency translation adjustment	$(8,184)	$(8,111)
Net unrealized gain (loss) on securities available-for-sale	(62)	142

Total accumulated other comprehensive loss	$(8,246)	$(7,969)

3.	Goodwill

In January 2011, we adopted the accounting standards update on Intangibles – Goodwill and Other (Topic 350), which provided additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption of the guidance, we determined that it was more likely than not that a goodwill impairment existed. On January 1, 2011, the implied fair value of goodwill for the reporting unit, after considering unrecognized in-process research and development, was zero. An impairment charge of $17.1 million was recorded in retained earnings as a cumulative-effective adjustment.

The following tables present the effects of the cumulative-effect application (in thousands):

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

In 2010, we recorded a charge of $1.5 million for excess facilities under an operating lease upon vacating a portion of our corporate office space. Our liability for this excess facilities charge was $0.8 million as of September 30, 2011, which was included in current portion of long-term obligations. The following table summarizes the changes in the liability for excess facilities during the period ended September 30, 2011 (in thousands):

Excess Facilities Liability
Balance at December 31, 2010	$1,410
Adjustments	85
Payments	(733)

Balance at September 30, 2011	$762

5.	Reverse Stock Split

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

Prior to the effective date of the reverse stock split (see Note 5, Reverse Stock Split), we completed three preferred stock transactions in 2011, each of which are described below. All of the outstanding shares of the preferred stock issued in these transactions converted to common stock or the outstanding shares of preferred stock issued in these transactions were redeemed, in each case, prior to the effective date of the reverse stock split. Accordingly, for purposes of the descriptions of these transactions included in this Note 6, Preferred Stock, the number of shares of preferred stock issued and the initial stated value of shares of preferred stock issued are not adjusted to reflect the reverse stock split. However, the number of shares of common stock issued upon conversion of the preferred stock, the conversion price of common stock issued upon conversion, the exercise prices of warrants issued and the number of shares of common stock issued or issuable upon exercise of the warrants in these transactions are adjusted to reflect the reverse stock split.

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

In March 2011, we redeemed all 25,000 outstanding shares of Series 8 Preferred Stock (plus accrued dividends). Each share of Series 8 Preferred Stock (plus accrued dividends) was offset by $1,350 principal amount of Recourse Notes (plus accrued interest), regardless of the issuance date of the shares of Series 8 Preferred Stock and Recourse Notes. We recognized $0.4 million in accrued dividends on the Series 8 Preferred Stock and $0.1 million accrued interest on the Recourse Notes through the redemption date, both of which are included in dividends and deemed dividends on preferred stock for the nine-month period ended September 30, 2011. Additionally, we recognized $15.5 million in dividends and deemed dividends on preferred stock for the nine-month period ended September 30, 2011 upon redemption of the Series 8 Preferred Stock equal to the difference between the $33.9 million principal balance of Recourse Notes, including accrued interest, and $18.4 million carrying amount of Series 8 Preferred Stock, including accrued dividends.

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

In March 2011, we redeemed all 24,957 outstanding shares of Series 10 Preferred Stock (plus accrued dividends). Each share of Series 10 Preferred Stock (plus accrued dividends) was offset by $1,350 principal amount of Recourse Notes (plus accrued interest), regardless of the issuance date of the shares of Series 10 Preferred Stock and Recourse Notes. We recognized $0.1 million in accrued dividends on the Series 10 Preferred Stock and $41,000 accrued interest on the Recourse Notes through the redemption date, both of which are included in dividends and deemed dividends on preferred stock for the nine-month period ended September 30, 2011. Additionally, we recognized $15.4 million in dividends and deemed dividends on preferred stock for the nine-month period ended September 30, 2011 upon redemption of the Series 10 Preferred Stock equal to the difference between the $33.7 million principal balance of Recourse Notes, including accrued interest, and $18.3 million carrying amount of Series 10 Preferred Stock, including accrued dividends.

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

Each share of our Series 12 preferred stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series 12 preferred stock, plus any accrued and unpaid dividends, before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 12 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. The Series 12 preferred stock was convertible into our common stock, at the option of the holder, at an initial conversion price of $2.10 per share, subject to a 4.99% blocker provision. A holder of our Series 12 preferred stock could have elected to increase the blocker provision to 9.99% by providing 61 days’ prior notice, and the maximum percentage would have automatically increased to 19.99% in the event of an automatic conversion. The Series 12 preferred stock had no voting rights except as otherwise expressly provided in our amended and restated articles of incorporation or as otherwise required by law.

Each warrant has an exercise price of $2.40 per share of our common stock, was exercisable immediately on the date of issuance and expires five years and one day from the date of issuance. No warrants have been exercised as of September 30, 2011.

For the nine-month period ended September 30, 2011, we recognized $5.5 million in dividends and deemed dividends on preferred stock related to the beneficial conversion feature on our Series 12 preferred stock.

In connection with this offering, we also issued warrants to purchase up to 0.2 million shares of our common stock to the placement agent, which were estimated to have a fair value of $0.2 million using the Black-Scholes pricing model. These warrants have an exercise price of $2.625 per share, were exercisable immediately on the date of issuance and expire five years and one day from the date of issuance. No warrants have been exercised as of September 30, 2011.

In May 2011, all of our Series 12 preferred stock was converted into 7.6 million shares of our common stock.

Series 13 Convertible Preferred Stock

In July 2011, we issued 30,000 shares of our Series 13 convertible preferred stock, or Series 13 preferred stock, which was convertible into 17.6 million shares of our common stock, and warrants to purchase up to 8.8 million shares of our common stock for gross proceeds of $30.0 million. Issuance costs related to this transaction were $2.5 million, including $0.5 million related to the placement agent warrants and financial advisor warrants as discussed below.

Each share of Series 13 preferred stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per shares of Series 13 preferred stock, plus any accrued and unpaid dividends, before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 13 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. The Series 13 preferred stock was convertible into common stock, at the option of the holder, at an initial conversion price of $1.70 per share, subject to a 4.99% blocker provision. A holder of Series 13 preferred stock could have elected to increase the blocker provision to 9.99% by providing 61 days’ prior notice, and the maximum percentage would have automatically increased to 19.99% in the event of an automatic conversion. The Series 13 preferred stock had no voting rights except for limited protective provisions and except as is otherwise required by law.

Each warrant has an exercise price of $2.15 per share of our common stock, is exercisable beginning six months and one day from the date of issuance and expires five years and one day from the date of issuance. No warrants have been exercised as of September 30, 2011.

For the three and nine-month periods ended September 30, 2011, we recognized $13.0 million in dividends and deemed dividends on preferred stock related to the beneficial conversion feature on our Series 13 preferred stock.

In connection with this offering, we also issued warrants to purchase up to 0.4 million shares of our common stock to the placement agent, which were estimated to have a fair value of $0.3 million using the Black-Scholes pricing model, and warrants to purchase up to 0.2 million shares of our common stock to the financial advisor as partial compensation for its services in connection with this offering, which were estimated to have a fair value of $0.2 million using the Black-Scholes pricing model. These warrants have an exercise price of $2.45 per share, are exercisable beginning six months and one day from the date of issuance and expire five years and one day from the date of issuance. No warrants have been exercised as of September 30, 2011.

In July 2011, all of our Series 13 preferred stock was converted into 17.6 million shares of our common stock.

7.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2011 and 2010, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$206	$340	$839	$2,494
Selling, general and administrative	574	574	1,481	13,766

Share-based compensation expense included in operating expenses	$780	$914	$2,320	$16,260

For the three and nine months ended September 30, 2011 and 2010, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
December 2009 performance awards	$—	$—	$—	$13,954
Restricted stock	753	843	2,243	2,165
Options	27	71	77	141

Total share-based compensation expense	$780	$914	$2,320	$16,260

8.	Legal Proceedings

On August 10, 2011 the parties settled outstanding litigation entitled Cell Therapeutics, Inc. v. The Lash Group, Inc., et al., Case No. 07-310 (filed in the Western District of Washington), or the Litigation. The settlement is not an admission of liability by either party. Under the terms of the settlement agreement, CTI received $11.0 million from The Lash Group, Inc.’s insurers. Of that settlement amount, CTI received a payment of approximately $8.2 million in October 2011, which represents the settlement amount net of certain attorneys’ fees, litigation costs and expenses outstanding at the time the settlement payment was made. The settlement agreement also provides for a complete, mutual and general release of all claims between CTI and The Lash Group, Inc.

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98, as follows: (a) the non-disclosure without delay of the press release described under point (i) above and the subsequent incomplete disclosure of the relevant information through press releases dated January 9, 2009 and January 13, 2009; (b) the non-disclosure of the Monthly CONSOB Press Release in December 2008; and (c) the incomplete disclosure of the Monthly CONSOB Press Release in January 2009. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $672,000 converted using the currency exchange rate as of September 30, 2011, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On May 5, 2010, CONSOB (1) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (2) provided us with a preliminary investigation report in response to our defenses submitted on August 28, 2009. On June 4, 2010 (within 30 days of May 5, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. On January 21, 2011, CONSOB notified us of a resolution confirming the occurrence of the three asserted violations and applying a fine for each of them in the following amounts: €20,000 for sanction (a) above; €50,000 for sanction (b) above; and €30,000 for sanction (c) above, for an aggregate fine of €100,000, or approximately $136,000 converted using the currency exchange rate as of January 21, 2011, for these sanctions. On March 4, 2011, we paid the aggregate fine of €100,000 in full.

Separately, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $672,000 converted using the currency exchange rate as of September 30, 2011, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for the violation asserted in clause (ii) is probable.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $7.4 million, $3.4 million and $1.1 million converted using the currency exchange rate as of September 30, 2011, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decisions of the Provincial Tax Court of Milan, or the Tax Court, for the different VAT cases are unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €4.9 million to €9.4 million, or approximately $6.6 million to $12.6 million converted using the currency exchange rate as of September 30, 2011, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011.

2003 VAT. We did not receive a notice from the ITA requesting a deposit payment for the VAT based on the 2003 assessment as of September 30, 2011. The first hearing for the discussion of the merits of the case was held on March 18, 2011 in front of the Provincial Tax Court of Milan. On September 13, 2011, the Tax Court issued decision no. 229/3/2011 in which the Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of September 13, 2011, as partial refund of the legal expenses we incurred for our appeal. The Tax Office is entitled to appeal this decision to a higher court within six months. We have not been notified of any appeal from the Tax Office.

2005 VAT. On July 14, 2010, the ITA issued a notice requiring a deposit payment for the VAT to CTI (Europe) based on the 2005 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of September 30, 2011. We filed a petition with the Tax Court for suspension of the 2005 notice of deposit payment. On September 28, 2010, the merits of the case for the year 2005 were discussed in a public hearing before the Tax Court. On January 13, 2011, the Tax Court issued decision no. 4/2010 in which the Tax Court (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the Italian Tax Authorities to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. As a result of this decision, our exposure for 2005 VAT assessment is currently reduced by the waiver of penalties of €2.6 million, or approximately $3.5 million converted using the currency exchange rate as of September 30, 2011. On February 2, 2011, we paid the required VAT deposit of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011, prior to the due date of February 6, 2011. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. The additional payment was for interest and collection fees during the suspension period. We do not believe this additional payment was due and we intend to pursue recovery of such payment through litigation. In July 2011, we were notified by our Italian counsel of the ITA’s appeal regarding the January 2011 decision that no penalties could be imposed on the Company. We do not believe that the Tax Court has carefully reviewed all of our arguments, relevant documents and other supporting evidence that our counsel filed and presented during the hearing, including an appraisal from an independent expert, and, therefore, that there are grounds of appeal in order to ask the judges of the higher court to further consider all of our arguments in support of invalidating the entire notice of assessment. Accordingly, we filed an appeal with the Tax Office on July 7, 2011 and intend to file a complaint with the European Commission.

While we contend that services invoiced were non-VAT taxable consulting services and that the VAT returns are correct as originally filed, we have recorded a reserve for VAT assessed, interest and collection fees totalling €2.6 million, or approximately $3.6 million as of September 30, 2011, of which $3.1 million is included in long-term obligations, less current portion and $0.5 million of the reserve is accounted for as an offset to VAT receivable included in other assets.

2006 VAT. On January 10, 2011, we received a notice from the ITA requiring a deposit payment for VAT to CTI (Europe) based on the 2006 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of January 10, 2011, payable in the first quarter 2011. We filed a request for suspension of the collection of such amount, which was rejected. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. The first hearing for the discussion of the merits of the case was held on May 27, 2011 (jointly with the 2007 VAT case). On October 18, 2011, the Tax Court issued decision no. 276/21/11 (jointly with the 2007 VAT case) in which the Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found for the 2006 and 2007 VAT cases the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of October 18, 2011, as partial refund of the legal expenses we incurred for our appeal. The Tax Office is entitled to appeal this decision to a higher court within six months. We have not been notified of any appeal from the Tax Office.

2007 VAT. The first hearing for the discussion of the merits of the case was held on May 27, 2011 (jointly with the 2006 VAT case). On August 4, 2011, we received a notice from the ITA requiring a deposit payment for VAT to CTI (Europe) based on the 2007 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of August 4, 2011, payable in the third quarter 2011. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011. On October 18, 2011, the Tax Court issued decision no. 276/21/11 (jointly with the 2006 VAT case) in which the Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found for the 2006 and 2007 VAT cases the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of October 18, 2011, as partial refund of the legal expenses we incurred for our appeal. The Tax Office is entitled to appeal this decision to a higher court within six months. We have not been notified of any appeal from the Tax Office.

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

In March 2010, three purported securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. On August 2, 2010, Judge Marsha Pechman consolidated the actions, appointed lead plaintiffs, and approved lead plaintiffs’ counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint, captioned Sabbagh v. Cell Therapeutics, Inc. (Case No. 2:10-cv-00414-MJP), naming the Company, Dr. James A. Bianco, Louis A. Bianco, and Craig W. Philips as defendants. The amended consolidated complaint alleges that defendants violated the federal securities laws by making certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The action seeks damages on behalf of purchasers of the Company’s stock during a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, defendants moved to dismiss the amended consolidated complaint. On February 4, 2011, the Court denied in large part the defendants’ motion. Defendants answered the amended consolidated complaint on March 28, 2011. Discovery has commenced, and the Court has set a trial date of June 25, 2012.

In April 2010, three shareholder derivative complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to the Company by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The allegations in the derivative actions are substantially similar to those in the securities action. On May 10, 2010, Judge Marsha Pechman consolidated the shareholder derivative actions under the caption Shackleton v. Bauer (Case No. 2:10-cv-00414-MJP), and appointed the law firms of Robbins Umeda LLP and Federman & Sherwood as co-lead counsel for derivative plaintiffs. Three more derivative complaints were filed in June, July and October 2010, and they have also been consolidated with Shackleton v. Bauer. The parties have agreed to coordinate discovery in the derivative and securities actions. Pursuant to the parties’ stipulation, the Court has stayed the deadline for the derivative plaintiffs to file an amended complaint until March 12, 2012 (45 days after the scheduled close of discovery in the securities class action), and briefing on any motion to dismiss will follow. The court has set a trial date of December 3, 2012 for the shareholder derivative action.

Discovery has commenced in the securities class action, and as such, the lawsuits are at a preliminary stage in the proceedings. We believe that the securities class action is without merit and intend to defend it vigorously. For the shareholder derivative action, no estimate of a loss, if any, can be made at this time in the event that we do not prevail.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

9.	Collaborative Agreements

During the first quarter of 2011, we entered into an agreement with Chroma Therapeutics Ltd., or Chroma, the Chroma Agreement, under which we have an exclusive license to certain technology and intellectual property controlled by Chroma to develop and commercialize the drug candidate tosedostat in North, Central and South America, or the Licensed Territory. Pursuant to the terms of the Chroma Agreement, we paid Chroma an upfront fee of $5.0 million upon execution of the agreement. Research and development expense attributable to the Chroma Agreement was $0.6 million and $6.2 million for the three and nine months ended September 30, 2011, respectively.

We will make a milestone payment of $5.0 million upon the initiation of the first pivotal trial, which could commence as early as the second quarter of 2012. The Chroma Agreement also includes additional development- and sales-based milestone payments related to acute myeloid leukemia, or AML, and certain other indications, up to a maximum amount of $209.0 million payable by us to Chroma if all development and sales milestones are achieved. We will pay Chroma royalties on net sales of tosedostat in any country within the Licensed Territory, commencing on the first commercial sale of tosedostat in any country in the Licensed Territory and continuing with respect to that country until the later of (a) the expiration date of the last patent claim covering tosedostat in that country, (b) the expiration of all regulatory exclusivity periods for tosedostat in that country or (c) ten years after the first commercial sale in that country. Royalty payments to Chroma are based on net sales volumes in any country within the Licensed Territory and range from the low- to mid-teens as a percentage of net sales.

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

We are currently focusing our efforts on Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates. As of September 30, 2011, we had incurred aggregate net losses of approximately $1.7 billion since inception. Even if we receive FDA or EMA approval for Pixuvri, we may continue to incur operating losses for at least the next few years.

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

On June 14, 2011, we announced that we had met with the FDA’s Division of Oncology Drug Products, or DODP, in a meeting that focused on the documents we proposed to provide regarding the circumstances of stopping the enrollment of PIX301 prior to achieving the original planned patient accrual and the make-up of the new radiology expert panel, as well as our plan to address the items noted in the FDA’s Complete Response Letter. The DODP confirmed that our NDA would be reviewed within six months from the resubmission of our NDA. On September 28, 2011, we announced that a second independent radiology assessment of response and progression endpoint data from our PIX301 clinical trial of Pixuvri were achieved with statistical significance. We believe this assessment confirmed the statistical robustness of the PIX301 efficacy data that was previously submitted by us to the FDA in our NDA for Pixuvri. We anticipate filing the additional information by the end of October 2011; accordingly, it is possible that we could obtain FDA approval as early as the first half of 2012.

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

In March 2011, we received the Day 120 list of questions from the EMA. In April 2011, we met with the co-rapporteurs and members of the EMA to discuss our proposed responses. Based on feedback and recommendation from the rapporteurs, in order to allow time for preclinical reports to be available, we requested and were granted an extension so that our Day 120 responses can address the questions in the Day 120 list. In August 2011, we submitted our response to the Day 120 questions. We expect to receive an opinion from the Committee for Medicinal Products for Human Use, or CHMP, regarding approvability of Pixuvri during the first quarter of 2012.

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

Pixuvri for metastatic breast cancer

Pixuvri is also being studied in patients with HER2-negative metastatic breast cancer who have tumor progression after at least two, but not more than three, prior chemotherapy regimens. In the second quarter of 2010, the North Central Cancer Treatment Group, or the NCCTG, that is conducting the trial opened this phase II study for enrollment. Accrual is expected to be completed in the fourth quarter of 2011.

OPAXIO

OPAXIO, which we have previously referred to as XYOTAX, is our novel biologically-enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. We are currently focusing our development of OPAXIO on ovarian, brain and esophageal cancer.

OPAXIO for ovarian cancer

We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the Gynecologic Oncology Group, or GOG, and is expected to enroll 1,100 patients with 817 patients enrolled as of September 30, 2011. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival and, based on feedback provided by the GOG, an interim analysis is currently expected in mid-2012. If successful, we could utilize those results to form the basis of an NDA for OPAXIO.

OPAXIO for brain cancer

In November 2010, results were presented by the Brown University Oncology Group from a phase II trial of OPAXIO combined with temozolomide, or TMZ, and radiotherapy in patients with newly-diagnosed, high-grade gliomas, a type of brain cancer. The trial demonstrated a high rate of complete and partial responses and an encouragingly high rate of six month PFS. Based on these results, we have worked with the Brown University Oncology Group to conduct an additional study in a subset of patients with high-grade lymphoma with specific genetic markers for which we believe OPAXIO and radiotherapy could be more beneficial than standard treatment of TMZ and radiotherapy. The Brown University Oncology Group opened this study for enrollment in August 2011.

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

Tosedostat

In March 2011, we entered into a co-development and license agreement with Chroma, providing us with exclusive marketing and co-development rights to Chroma’s drug candidate tosedostat in North, Central and South America. Tosedostat is an oral, aminopeptidase inhibitor that has demonstrated significant anti-tumor responses in blood related cancers and solid tumors in phase I-II clinical trials. Interim results from the phase II OPAL study of tosedostat in elderly patients with relapsed or refractory AML were presented in June 2011 at the 2011 Annual Meeting of the American Society of Clinical Oncology, or ASCO. These results showed that once-daily, oral doses of tosedostat was well-tolerated and demonstrated encouraging response rates at the interim evaluation time point including a high-response rate among patients who received prior hypomethylating agents, which are used to treat myelodysplastic syndrome, or MDS, a precursor of AML. Based on these results, and pending discussions with the FDA, we, in collaboration with Chroma, anticipate initiating a phase III study for patients with relapsed or refractory MDS in the second quarter of 2012.

Brostallicin

We are developing brostallicin through our wholly-owned subsidiary, Systems Medicine LLC, which holds worldwide rights to use, develop, import and export brostallicin. Brostallicin is a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. We use a genomic-based platform to guide the development of brostallicin.

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

A phase II study of brostallicin in relapsed, refractory soft tissue sarcoma met its predefined activity and safety hurdles and resulted in a first-line phase II clinical trial study that was conducted by the European Organization for Research and Treatment of Cancer, or EORTC. Planned enrollment for this study was completed in August 2008 and the EORTC conducted final data analysis in 2009. The data was reported at the ASCO Annual Meeting in June 2010. The EORTC trial demonstrated, in this hard to treat patient group, a modest level of clinical activity with an acceptable level of toxicity. No further development is planned in this indication.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2011 and 2010

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

Our research and development expenses for compounds under development and preclinical development are as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Compounds under development:
Pixuvri	$2,942	$1,287
OPAXIO	255	436
Tosedostat	567	—
Brostallicin	13	59
Operating expenses	3,702	3,300
Research and preclinical development	51	19

Total research and development expenses	$7,530	$5,101

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating costs include our personnel and occupancy expenses associated with developing these compounds. Research and preclinical development costs include primarily costs associated with bisplatinate development as well as external laboratory services associated with other compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for Pixuvri, OPAXIO, tosedostat and brostallicin are approximately $71.2 million, $224.3 million, $6.2 million and $9.3 million, respectively. Costs for Pixuvri prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount. Costs for tosedostat prior to our co-development and license agreement with Chroma are also excluded.

Research and development expenses increased to approximately $7.5 million for the three months ended September 30, 2011 from approximately $5.1 million for the three months ended September 30, 2010. Pixuvri costs increased primarily due to an increase in clinical activity associated with the startup of the PIX306 study in addition to increases in regulatory consulting and manufacturing activity. Costs for our OPAXIO program decreased primarily due to a decrease in clinical activity. Costs for tosedostat relate to our share of development costs associated with clinical and manufacturing activity incurred under our co-development and license agreement with Chroma. Costs for brostallicin relate primarily to clinical development activities associated with phase I and phase II studies. Our operating expenses increased primarily due to our 2011 estimated discretionary bonus accrual, partially offset by a decrease in occupancy costs associated with a lease adjustment.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in the following risk factors, which begin on page 37 of this Form 10-Q: “Our financial condition may be adversely affected if third parties default in the performance of contractual obligations.”; “We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced stage ovarian cancer.”; “We are subject to extensive government regulation.”; “Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.”; “If we do not successfully develop our product candidates into marketable products, we may be unable to generate significant revenue or become profitable.”; and “We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.”

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $7.8 million for the three months ended September 30, 2011 from approximately $7.9 million for the three months ended September 30, 2010. This decrease was primarily related to reductions in legal expenses offset in part by our 2011 estimated discretionary bonus accrual.

Interest expense. Interest expense decreased to approximately $0.2 million for the three months ended September 30, 2011 from approximately $0.4 million for the three months ended September 30, 2010. This decrease is primarily due to a reduction in principal balances outstanding on our convertible notes during the three months ended September 30, 2011 compared to the same period in 2010. Upon maturity, we fully repaid $10.3 million on our 7.5% convertible senior notes in April 2011.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended September 30, 2011 and 2010 is primarily related to the amortization of debt discount and issuance costs incurred on our 5.75% and 7.5% convertible senior notes.

Foreign exchange gain (loss). The foreign exchange loss for the three months ended September 30, 2011 and the foreign exchange gain for the three months ended September 30, 2010 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches denominated in foreign currencies.

Nine months ended September 30, 2011 and 2010

License and contract revenue. License and contract revenue for the nine months ended September 30, 2010 represents recognition of deferred revenue from the sale of Lisofylline material to DiaKine Therapeutics, Inc.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Compounds under development:
Pixuvri	$8,975	$5,195
OPAXIO	1,235	1,818
Tosedostat	6,183	—
Brostallicin	53	223
Operating expenses	10,426	11,589
Research and preclinical development	110	550

Total research and development expenses	$26,982	$19,375

Research and development expenses increased to approximately $27.0 million for the nine months ended September 30, 2011 from approximately $19.4 million for the nine months ended September 30, 2010. Pixuvri costs increased primarily due to an increase in clinical activity associated with the startup of the PIX306 study. This increase was partially offset by decreases in regulatory costs and manufacturing activity. Costs for our OPAXIO program decreased primarily due to a decrease in clinical development activities. Costs for tosedostat include the $5.0 million upfront license fee upon execution of the co-development and license agreement with Chroma, in addition to our share of development costs associated with clinical and manufacturing activity incurred under the agreement. Costs for brostallicin decreased primarily due to a decrease in clinical development activities related to phase I and phase II studies in addition to a decrease in consulting activity. Our operating expenses decreased primarily due to a decrease in noncash share-based compensation expense as well as a decrease in occupancy costs associated with a lease adjustment. These decreases were partially offset by our 2011 estimated discretionary bonus accrual and an increase in depreciation.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $25.3 million for the nine months ended September 30, 2011 from approximately $39.4 million for the nine months ended September 30, 2010. This decrease was primarily related to reductions in noncash share-based compensation of $12.3 million, $1.0 million decrease in compensation and benefits associated with a lower average number of personnel between the periods and $2.4 million decrease in sales and marketing expense incurred in 2010 that was associated with the pre-commercial efforts for Pixuvri. These decreases were offset in part by our 2011 estimated discretionary bonus accrual.

Interest expense. Interest expense decreased to approximately $0.9 million for the nine months ended September 30, 2011 from approximately $1.9 million for the nine months ended September 30, 2010. This decrease is primarily due to the retirement of $38.5 million outstanding principal balance on our 4% convertible senior subordinated notes in July 2010 upon maturity. In addition, we retired $10.3 million outstanding principal balance on our 7.5% convertible senior notes in April 2011 upon maturity.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the nine months ended September 30, 2011 and 2010 is primarily related to the amortization of debt discount and issuance costs incurred on our 5.75% and 7.5% convertible senior notes and our 4% convertible senior subordinated notes.

Foreign exchange gain (loss). The foreign exchange loss for the nine months ended September 30, 2011 and 2010 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches denominated in foreign currencies.

Debt conversion expense. Debt conversion expense of $2.0 million for the nine months ended September 30, 2010 is related to the exchange of $1.8 million principal balance of our 4% convertible senior subordinated notes in May 2010 for approximately 0.7 million shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had approximately $45.2 million in cash and cash equivalents. This amount does not include $8.2 million received in October 2011 related to our settlement with The Lash Group, Inc.

Net cash used in operating activities increased to approximately $54.8 million during the nine months ended September 30, 2011 compared to approximately $50.4 million for the same period during 2010. The increase is primarily due to an increase in research and development expense, excluding the allocation of noncash share-based compensation, which includes an upfront payment of $5.0 million related to the licensing of tosedostat and $1.1 million payment in 2011 to the GOG related to the 650 patient enrollment milestone achieved in 2010. These increases are offset by decreases in cash paid for interest during the period and payments related to the closure of our Bresso, Italy operations made in 2010.

Net cash used in investing activities increased to approximately $1.9 million for the nine months ended September 30, 2011 compared to $1.2 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in purchases of property and equipment.

Net cash provided by financing activities of approximately $79.2 million for the nine months ended September 30, 2011 was primarily due to issuances of our preferred stock. In January 2011, we received approximately $23.2 million in net proceeds from the issuance of our Series 8 Preferred Stock, warrants to purchase 3.8 million shares of common stock and an additional investment right to purchase shares of our Series 9 Preferred Stock. In February 2011, we received approximately $23.5 million in net proceeds from the issuance of our Series 10 preferred stock, warrants to purchase 4.3 million shares of common stock and an additional investment right to purchase shares of our Series 11 Preferred Stock. In May 2011, we received approximately $15.0 million in net proceeds from the issuance of our Series 12 preferred stock and warrants to purchase 3.0 million shares of common stock. In July 2011, we received approximately $28.1 million in net proceeds from the issuance of our Series 13 preferred stock and warrants to purchase 8.8 million shares of common stock. These proceeds were offset by a $10.3 million payment to fully retire the outstanding principal balance on our 7.5% convertible senior notes in April 2011 and $0.3 million cash paid for the repurchase of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees. Net cash provided by financing activities of approximately $30.6 million for the nine months ended September 30, 2010 was primarily due to the issuances of our Series 3, 4, 5 and 6 preferred stock. We received $28.0 million in net proceeds from the issuance of our Series 3 preferred stock and warrants to purchase approximately 1.4 million shares of our common stock in January 2010. We also received $18.6 million in net proceeds from the issuance of our Series 4 preferred stock and warrants to purchase 3.3 million shares of our common stock in April 2010. In addition, we received $19.7 million in net proceeds from the issuance of our Series 5 preferred stock and warrants to purchase approximately 4.4 million contingently issuable shares of our common stock in May 2010. In July 2010, we received $3.6 million in net proceeds from the issuance of our Series 6 preferred stock and warrants to purchase 1.0 million shares of our common stock. These proceeds were offset by a $38.5 million payment to retire the outstanding principal balance on our 4% convertible senior subordinated notes in July 2010 in addition to $0.7 million cash paid for the repurchase of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and expect to generate losses from operations for the next few years primarily due to research and development costs for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates. As of September 30, 2011, our total current liabilities were $30.8 million, including $10.9 million outstanding principal balance related to our 5.75% convertible senior notes, which are due in December 2011.

We do not expect that our existing cash and cash equivalents, including additional funds received to date, will be sufficient to fund our presently anticipated operations beyond the first quarter of 2012. This raises substantial doubt about our ability to continue as a going concern.

We are seeking shareholder approval to increase our authorized shares from 284,999,999 to 384,999,999 and to increase the total number of our authorized shares of common stock from 283,333,333 to 383,333,333 shares at our upcoming annual meeting of shareholders scheduled for November 11, 2011. We are seeking shareholder approval of this increase in our authorized shares because a number of our currently authorized shares of common stock have been issued or are reserved for issuance upon exercise or conversion of existing derivative securities (i.e., securities convertible or exchangeable into our common stock). Because of the number of shares issued or reserved for issuance under various convertible securities, warrants, other derivative securities and otherwise, we believe we do not have a sufficient number of shares of common stock authorized at present to continue to fund our operations, including our research and development activities of key drug candidates and our pre-commercial activities prior to the potential approval of pixantrone in the U.S. and the E.U. In order to continue to fund our operations, we will need to raise additional capital from financing sources. One of the ways we may raise such capital is by issuing shares of common stock and/or derivative securities from time to time. Without additional authorized shares of common stock, we will be unable to raise all of the financing we will likely need to maintain its operations. Other important corporate needs, including the potential issuance of shares in a merger or issuing stock-based incentive rewards to our employees and directors, require additional authorized shares of common stock as well.

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

The following table includes information relating to our contractual obligations as of September 30, 2011 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
5.75% convertible senior notes (1)	$10,913	$10,913	$—	$—	$—
Interest on convertible notes	131	131	—	—	—
Operating leases:
Facilities	3,680	3,292	388	—	—
Long-term obligations (2)	366	333	33	—	—
Purchase commitments	691	590	101	—	—

	$15,781	$15,259	$522	$—	$—

(1)	The 5.75% convertible senior notes are convertible into shares of our common stock at a conversion rate of 5.55555 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of approximately $180.00 per share.
(2)	Long-term obligations do not include $1.1 million related to excess facilities charges and $3.1 million related to the reserve for VAT assessments.

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

Additional Milestone Activities

Chroma Therapeutics, Ltd.

We have an agreement with Chroma, the Chroma Agreement, under which we have an exclusive license to certain technology and intellectual property controlled by Chroma to develop and commercialize the drug candidate tosedostat in North, Central and South America, or the Licensed Territory. Pursuant to the terms of the Chroma Agreement, we paid Chroma an upfront fee of $5.0 million upon execution of the agreement and will make a milestone payment of $5.0 million upon the initiation of the first pivotal trial, which could commence as early as the second quarter of 2012. The Chroma Agreement also includes additional development- and sales-based milestone payments related to AML and certain other indications, up to a maximum amount of $209.0 million payable by us to Chroma if all development and sales milestones are achieved.

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

Gynecologic Oncology Group

We have an agreement with the GOG related to the GOG0212 trial, which the GOG is conducting. We recorded a $1.7 million payment due to the GOG based on the 800 patient enrollment milestone achieved in the second quarter of 2011, which is included in accounts payable as of September 30, 2011. Under this agreement we are required to pay up to $1.8 million in additional milestone payments related to the trial, of which $0.5 million will become due upon receipt of the interim analysis and data transfer which may occur in 2012. There were 817 patients enrolled as of September 30, 2011.

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

As of September 30, 2011, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to exercise its option to participate in the development and commercialization of Pixuvri or exercise its Development Rights for OPAXIO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of September 30, 2011, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial affect on our earnings. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. As of September 30, 2011, we had a net asset balance excluding intercompany payables and receivables in our European branches and subsidiaries denominated in euros. As of September 30, 2011, if the euro were to weaken 20% against the dollar, our net asset balance would decrease by approximately $1.1 million as of this date.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2011 the parties settled outstanding litigation entitled Cell Therapeutics, Inc. v. The Lash Group, Inc., et al., Case No. 07-310 (filed in the Western District of Washington), or the Litigation. Further information regarding the Litigation may be found in CTI’s quarterly report on Form 10-Q for the period ending June 30, 2011, as filed with the U.S. Securities and Exchange Commission on July 28, 2011. The settlement is not an admission of liability by either party. Under the terms of the settlement agreement, CTI received $11.0 million from The Lash Group, Inc.’s insurers. Of that settlement amount, CTI received a payment of approximately $8.2 million in October 2011, which represents the settlement amount net of certain attorneys’ fees, litigation costs and expenses outstanding at the time the settlement payment was made. The settlement agreement also provides for a complete, mutual and general release of all claims between CTI and The Lash Group, Inc.

On December 23, 2008, CONSOB sent a notice to us requesting that we issue (i) immediately, a press release providing, among other things, information about our debt restructuring plan, the current state of compliance with the relevant covenants regulating our debt and the equity line of credit agreement we entered into with Midsummer Investment Ltd. on July 29, 2008, and (ii) by the end of each month and starting from the month of December 2008, a press release providing certain information relating to our management and financial situation, updated to the previous month, or the Monthly CONSOB Press Release. On July 31, 2009, CONSOB sent us a notice asserting three violations of the provisions of Section 114, paragraph 5 of the Italian Legislative Decree no. 58/98, as follows: (a) the non-disclosure without delay of the press release described under point (i) above and the subsequent incomplete disclosure of the relevant information through press releases dated January 9, 2009 and January 13, 2009; (b) the non-disclosure of the Monthly CONSOB Press Release in December 2008; and (c) the incomplete disclosure of the Monthly CONSOB Press Release in January 2009. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $672,000 converted using the currency exchange rate as of September 30, 2011, applicable to each one of the three asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on August 28, 2009 (within 30 days of July 31, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On May 5, 2010, CONSOB (1) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (2) provided us with a preliminary investigation report in response to our defenses submitted on August 28, 2009. On June 4, 2010 (within 30 days of May 5, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. On January 21, 2011, CONSOB notified us of a resolution confirming the occurrence of the three asserted violations and applying a fine for each of them in the following amounts: €20,000 for sanction (a) above; €50,000 for sanction (b) above; and €30,000 for sanction (c) above, for an aggregate fine of €100,000, or approximately $136,000 converted using the currency exchange rate as of January 21, 2011, for these sanctions. On March 4, 2011, we paid the aggregate fine of €100,000 in full.

Separately, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $672,000 converted using the currency exchange rate as of September 30, 2011, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for the violation asserted in clause (ii) is probable.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $7.4 million, $3.4 million and $1.1 million converted using the currency exchange rate as of September 30, 2011, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decisions of the Provincial Tax Court of Milan, or the Tax Court, for the different VAT cases are unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €4.9 million to €9.4 million, or approximately $6.6 million to $12.6 million converted using the currency exchange rate as of September 30, 2011, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of $0.1 million, or approximately €0.1 million converted using the currency exchange rate as of September 26, 2011.

2003 VAT. We did not receive a notice from the ITA requesting a deposit payment for the VAT based on the 2003 assessment as of September 30, 2011. The first hearing for the discussion of the merits of the case was held on March 18, 2011 in front of the Provincial Tax Court of Milan. On September 13, 2011, the Tax Court issued decision no. 229/3/2011 in which the Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of September 13, 2011, as partial refund of the legal expenses we incurred for our appeal. The Tax Office is entitled to appeal this decision to a higher court within six months. We have not been notified of any appeal from the Tax Office.

2005 VAT. On July 14, 2010, the ITA issued a notice requiring a deposit payment for the VAT to CTI (Europe) based on the 2005 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of September 30, 2011. We filed a petition with the Tax Court for suspension of the 2005 notice of deposit payment. On September 28, 2010, the merits of the case for the year 2005 were discussed in a public hearing before the Tax Court. On January 13, 2011, the Tax Court issued decision no. 4/2010 in which the Tax Court (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the Italian Tax Authorities to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. As a result of this decision, our exposure for 2005 VAT assessment is currently reduced by the waiver of penalties of €2.6 million, or approximately $3.5 million converted using the currency exchange rate as of September 30, 2011. On February 2, 2011, we paid the required VAT deposit of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011, prior to the due date of February 6, 2011. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. The additional payment was for interest and collection fees during the suspension period. We do not believe this additional payment was due and we intend to pursue recovery of such payment through litigation. In July 2011, we were notified by our Italian counsel of the ITA’s appeal regarding the January 2011 decision that no penalties could be imposed on the Company. We do not believe that the Tax Court has carefully reviewed all of our arguments, relevant documents and other supporting evidence that our counsel filed and presented during the hearing, including an appraisal from an independent expert, and, therefore, that there are grounds of appeal in order to ask the judges of the higher court to further consider all of our arguments in support of invalidating the entire notice of assessment. Accordingly, we filed an appeal with the Tax Office on July 7, 2011 and intend to file a complaint with the European Commission.

While we contend that services invoiced were non-VAT taxable consulting services and that the VAT returns are correct as originally filed, we have recorded a reserve for VAT assessed, interest and collection fees totaling €2.6 million, or approximately $3.6 million as of September 30, 2011, of which $3.1 million is included in long-term obligations, less current portion and $0.5 million of the reserve is accounted for as an offset to VAT receivable included in other assets.

2006 VAT. On January 10, 2011, we received a notice from the ITA requiring a deposit payment for VAT to CTI (Europe) based on the 2006 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of January 10, 2011, payable in the first quarter 2011. We filed a request for suspension of the collection of such amount, which was rejected. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. The first hearing for the discussion of the merits of the case was held on May 27, 2011

(jointly with the 2007 VAT case). On October 18, 2011, the Tax Court issued decision no. 276/21/11 (jointly with the 2007 VAT case) in which the Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found for the 2006 and 2007 VAT cases the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of October 18, 2011, as partial refund of the legal expenses we incurred for our appeal. The Tax Office is entitled to appeal this decision to a higher court within six months. We have not been notified of any appeal from the Tax Office.

2007 VAT. The first hearing for the discussion of the merits of the case was held on May 27, 2011 (jointly with the 2006 VAT case). On August 4, 2011, we received a notice from the ITA requiring a deposit payment for VAT to CTI (Europe) based on the 2007 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of August 4, 2011, payable in the third quarter 2011. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011. On October 18, 2011, the Tax Court issued decision no. 276/21/11 (jointly with the 2006 VAT case) in which the Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found for the 2006 and 2007 VAT cases the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of October 18, 2011, as partial refund of the legal expenses we incurred for our appeal. The Tax Office is entitled to appeal this decision to a higher court within six months. We have not been notified of any appeal from the Tax Office.

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

In March 2010, three purported securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. On August 2, 2010, Judge Marsha Pechman consolidated the actions, appointed lead plaintiffs, and approved lead plaintiffs’ counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint, captioned Sabbagh v. Cell Therapeutics, Inc. (Case No. 2:10-cv-00414-MJP), naming the Company, Dr. James A. Bianco, Louis A. Bianco, and Craig W. Philips as defendants. The amended consolidated complaint alleges that defendants violated the federal securities laws by making certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The action seeks damages on behalf of purchasers of the Company’s stock during a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, defendants moved to dismiss the amended consolidated complaint. On February 4, 2011, the Court denied in large part the defendants’ motion. Defendants answered the amended consolidated complaint on March 28, 2011. Discovery has commenced, and the Court has set a trial date of June 25, 2012.

In April 2010, three shareholder derivative complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to the Company by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The allegations in the derivative actions are substantially similar to those in the securities action. On May 10, 2010, Judge Marsha Pechman consolidated the shareholder derivative actions under the caption Shackleton v. Bauer (Case No. 2:10-cv-00414-MJP), and appointed the law firms of Robbins Umeda LLP and Federman & Sherwood as co-lead counsel for derivative plaintiffs. Three more derivative complaints were filed in June, July and October 2010, and they have also been consolidated with Shackleton v. Bauer. The parties have agreed to coordinate discovery in the derivative and securities actions. Pursuant to the parties’ stipulation, the Court has stayed the deadline for the derivative plaintiffs to file an amended complaint until March 12, 2012 (45 days after the scheduled close of discovery in the securities class action), and briefing on any motion to dismiss will follow. The court has set a trial date of December 3, 2012 for the shareholder derivative action.

Discovery has commenced in the securities class action, and as such, the lawsuits are at a preliminary stage in the proceedings. We believe that the securities class action is without merit and intend to defend it vigorously. For the shareholder derivative action, no estimate of a loss, if any, can be made at this time in the event that we do not prevail.

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

We have substantial operating expenses associated with the development of our product candidates and as of September 30, 2011, we had cash and cash equivalents of $45.2 million. This amount does not include $8.2 million received in October 2011 related to our settlement with The Lash Group, Inc. As of September 30, 2011, our total current liabilities were $30.8 million, including $10.9 million outstanding principal balance related to our 5.75% convertible senior notes, which are due in December 2011. We do not expect that our existing cash and cash equivalents, including additional funds received to date, will provide sufficient working capital to fund our presently anticipated operations beyond the first quarter of 2012.

Raising additional capital will likely require that we issue additional shares of our common stock. Because of the number of shares reserved for issuance under various convertible securities, derivative securities and otherwise, we have very few authorized shares of common stock available for issuance and it is difficult for us to obtain an increase in our authorized shares. We are seeking shareholder approval to increase our authorized shares from 284,999,999 to 384,999,999 and to increase the total number of our authorized shares of common stock from 283,333,333 to 383,333,333 shares at our upcoming annual meeting of shareholders scheduled for November 11, 2011, or the Annual Meeting. If we do not have enough shares authorized to effect an equity financing, our ability to raise capital through equity financings may be adversely affected.

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

We may not be able to raise such capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. In addition, some financing alternatives may require us to meet additional regulatory requirements in the E.U. (including Italy) and the United States and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain additional funding. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates.

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

On May 3, 2011, we received a notice from NASDAQ stating that we had not regained compliance with NASDAQ’s $1.00 minimum bid price rule under NASDAQ Marketplace Rule 5550(a)(2). On May 5, 2011, in an effort to regain compliance with the NASDAQ listing requirements and increase the per-share trading price of our common stock, our board of directors approved a one-for-six reverse stock split. The reverse stock split became effective on May 15, 2011. On June 1, 2011, we announced that we received a letter from NASDAQ indicating that as of that date we had regained compliance with NASDAQ Marketplace Rule 5550(a)(2) and that as of that date we were in compliance with all applicable listing standards. As a result, our common stock will continue to be listed and traded on The NASDAQ Capital Market. However, notwithstanding our current compliance with NASDAQ listing standards, there can be no assurance that we will be able to maintain our continued listing on The NASDAQ Capital Market in the future.

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

Our Annual Meeting is scheduled to be held on November 11, 2011. As described in the proxy statement for the Annual Meeting, which was filed with the SEC on October 17, 2011, we are asking shareholders to approve a proposal to increase the total number of authorized shares from 284,999,999 to 384,999,999 and to increase the total number of authorized shares of common stock from 283,333,333 to 383,333,333. If we are unable to obtain a quorum at our shareholder meetings, including the Annual Meeting, and/or fail to obtain shareholder approval of corporation actions, such failure could harm us. Our amended and restated articles of incorporation, or our articles of incorporation, require that a quorum, generally consisting of one-third of the outstanding shares of voting stock, be represented in person, by telephone or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our articles of incorporation, such as an amendment to increase our authorized capital stock, generally require the approval of a majority of our outstanding shares. As a result, there is a risk that we may not get shareholder approval for amendments to our articles of incorporation, including the amendment to increase the number of authorized shares of common stock at the Annual Meeting or at a time when we need those shares to effect a future equity financing. If we do not receive shareholder approval for such increase in authorized shares at the Annual Meeting, our ability to raise capital through equity financings will be significantly harmed.

A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to a obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner being given notice before such record date and taking no action to direct the voting of such shares. We were able to obtain a quorum to hold special meetings of the shareholders in April 2007, January 2008, March 2009 and June 2011 and annual meetings of the shareholders in September 2007, June 2008, October 2009 and September 2010. Nevertheless, obtaining a quorum at future meetings, including the Annual Meeting, even at the lower threshold and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve a quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain a quorum at the Annual Meeting, future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

Even if we obtain a quorum at our shareholder meetings, including the Annual Meeting, we may not obtain enough votes to approve matters to be resolved upon at those meetings. Under Rule 452 of the New York Stock Exchange, or Rule 452, the U.S. broker-dealer may only vote shares absent direction from the beneficial owner on certain specified “routine” matters, such as certain amendments to our articles of incorporation to increase authorized shares that are to be used for general corporate purposes and the ratification of our auditors. If our shareholders do not instruct their brokers on how to vote their shares on “non-routine” matters, then we may not obtain the necessary number of votes for approval. “Non-routine” matters include, for example, proposals that relate to the authorization or creation of indebtedness or preferred stock. Revisions to Rule 452 that further limit matters for which broker discretionary voting is allowed, such as the recent revisions imposed by the Dodd-Frank Act to prohibit broker discretionary voting on matters related to executive compensation and in the election of directors, may further harm our ability to obtain a quorum and shareholder approval of certain matters. Therefore, it is possible that even if we are able to obtain a quorum for our meetings of the shareholders, including the Annual Meeting, we still may not receive enough votes to approve proxy proposals presented at such meeting and, depending on the proposal in question, including if a proposal is submitted to our shareholders to increase the number of authorized shares of common stock, such failure could harm us. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2011, we had an accumulated deficit of $1.7 billion. We are pursuing regulatory approval for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable even if we are able to commercialize products currently in development or otherwise.

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

We may be unable to use our net operating losses to reduce future income tax liability.

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

Moreover, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of

9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $672,000 converted using the currency exchange rate as of September 30, 2011, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB would have to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the foreign currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment, we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for such asserted violation (ii) is probable.

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

Our European operations are subject to value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is $5.2 million and 5.3 million as of September 30, 2011 and December 31, 2010, respectively. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $7.4 million, $3.4 million and $1.1 million converted using the currency exchange rate as of September 30, 2011, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decisions of the Tax Court for the different VAT cases are unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €4.9 million to €9.4 million, or approximately $6.6 million to $12.6 million converted using the currency exchange rate as of September 30, 2011, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011. Further information pertaining to these cases can be found in Part I under the caption “Item 1. Financial Statements—Note 8. Legal Proceedings” and is incorporated by reference herein.

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

On June 14, 2011, we announced that we had met with the DODP in a meeting that focused on the documents we proposed to provide regarding the circumstances of stopping the enrollment of PIX301 prior to achieving the original planned patient accrual and the make-up of the new radiology expert panel as well as our plan to address items noted in the FDA’s Complete Response Letter. The DODP confirmed that the NDA would be reviewed within six months from the resubmission of the NDA. We anticipate filing the additional information by the end of October 2011; accordingly, it is possible that we could obtain FDA approval as early as the first half of 2012. However, you should not infer that the aforementioned developments increase the likelihood of FDA approval of the NDA or that the FDA, OND or DODP will not require additional actions or information.

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

Our future financial success depends in part on obtaining regulatory approval of OPAXIO. We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This study, the GOG0212 trial, is under the control of the GOG and is expected to enroll 1,100 patients with 817 patients enrolled as of September 30, 2011. The GOG Data Monitoring Committee plans to conduct an interim analysis of overall survival and, based on feedback provided by the GOG, an interim analysis is currently expected in mid-2012. If successful, we could utilize those results to form the basis of an NDA for OPAXIO. However, prior clinical trials for OPAXIO have not been successful. In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of OPAXIO in NSCLC. All three trials failed to achieve their primary endpoints of superior overall survival compared to current marketed agents for treating NSCLC. Accordingly, there can be no assurance that the GOG0212 will provide compelling evidence or any positive results, which would preclude our planned submission of an NDA to the FDA. In addition, we cannot predict the outcome of the GOG0212 study and that study may not demonstrate or be adequate to support regulatory approval of OPAXIO by the FDA.

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

On June 14, 2011, we announced that we had met with the DODP in a meeting that focused on the documents we proposed to provide regarding the circumstances of stopping the enrollment of PIX301 prior to achieving the original planned patient accrual and the make-up of the new radiology expert panel. The DODP confirmed that the NDA would be reviewed within six months from the resubmission of the NDA. We anticipate filing the additional information by the end of October 2011, offering the possibility that we could obtain FDA approval as early as the first half of 2012. However, you should not infer that the aforementioned developments increase the likelihood of FDA approval of the NDA.

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

In March 2010, three purported securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. On August 2, 2010, Judge Marsha Pechman consolidated the actions, appointed lead plaintiffs, and approved lead plaintiffs’ counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint, captioned Sabbagh v. Cell Therapeutics, Inc. (Case No. 2:10-cv-00414-MJP), naming the Company, Dr. James A. Bianco, Louis A. Bianco, and Craig W. Philips as defendants. The amended consolidated complaint alleges that defendants violated the federal securities laws by making certain alleged false and misleading statements related to the FDA approval process for pixantrone. The action seeks damages on behalf of purchasers of the Company’s stock during a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, defendants moved to dismiss the amended consolidated complaint. On February 4, 2011, the Court denied in large part the defendants’ motion. Defendants answered the amended consolidated complaint on March 28, 2011. Discovery has commenced, and the Court has set a trial date of June 25, 2012.

In April 2010, three shareholder derivative complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to the Company by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for pixantrone. The allegations in the derivative actions are substantially similar to those in the securities action. On May 10, 2010, Judge Marsha Pechman consolidated the shareholder derivative actions under the caption Shackleton v. Bauer (Case No. 2:10-cv-00414-MJP), and appointed the law firms of Robbins Umeda LLP and Federman & Sherwood as co-lead counsel for derivative plaintiffs. Three more derivative complaints were filed in June, July and October 2010, and they have also been consolidated with Shackleton v. Bauer. The parties have agreed to coordinate discovery in the derivative and securities actions. Pursuant to the parties’ stipulation, the Court has stayed the deadline for the derivative plaintiffs to file an amended complaint until March 12, 2012 (45 days after the scheduled close of discovery in the securities class action), and briefing on any motion to dismiss will follow. The court has set a trial date of December 3, 2012 for the shareholder derivative action.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve-month period ended October 21, 2011, our stock price has ranged from a low of $0.95 to a high of $3.30 (as adjusted to reflect the one-for-six reverse stock split effected on May 15, 2011). Fluctuations in the trading price or liquidity of our common stock may adversely affect the value of your investment in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

3.1	Registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009).

3.7	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010).

3.12	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010).

3.13	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.14	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.15	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.16	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.17	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

3.18	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits of the Registrant’s Current Report on Form 8-K, filed on May 18, 2011).

3.19	Registrant’s Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the exhibits of the Registrant’s Current Report on Form 8-K filed on June 17, 2011).

3.20	Registrant’s Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on July 6, 2011).

3.21	Registrant’s Second Amended and Restated Bylaws (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Form of Series 13 Preferred Stock Certificate (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011).

4.2	Form of Common Stock Purchase Warrant, dated July 5, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011).

10.1†	License and Co-Development, dated September 15, 2006, by and among the Registrant, Cell Therapeutics Europe S.r.l. and Novartis International Pharmaceutical Ltd. (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 18, 2006).

10.2	Form of Securities Purchase Agreement, dated June 29, 2011 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011).

10.3	Restricted Stock Award Agreement, dated April 8, 2011, by and between the Registrant and James Bianco (incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on July 28, 2011).

10.4	Amendment to Restricted Stock Agreement, dated September 20, 2011, by and between the Registrant and James Bianco.*

10.5	Revised Director Compensation Policy (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on September 26, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: October 25, 2011	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
Chief Executive Officer

Dated: October 25, 2011	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration