Form 10-Q
period 2012-03-31
CELL THERAPEUTICS INC
filed 2012-04-20
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 13, 2012
Common Stock, no par value	227,714,600

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,380	$47,052
Prepaid expenses and other current assets	4,544	4,023

Total current assets	31,924	51,075
Property and equipment, net	4,261	3,604
Other assets	7,965	7,560

Total assets	$44,150	$62,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,491	$5,750
Accrued expenses	8,928	11,064
Current portion of long-term obligations	563	970

Total current liabilities	14,982	17,784
Long-term obligations, less current portion	3,520	2,985

Total liabilities	18,502	20,769
Commitments and contingencies
Common stock purchase warrants	13,461	13,461
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—1,666,666
Series 14 Preferred Stock, $1,000 stated value, 20,000 shares designated, 0 and 10,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	6,736
Common stock, no par value:
Authorized shares—383,333,333
Issued and outstanding shares—226,575,633 and 203,067,725 at March 31, 2012 and December 31, 2011, respectively	1,753,473	1,744,801
Accumulated other comprehensive loss	(8,264)	(8,035)
Accumulated deficit	(1,732,231)	(1,714,785)

Total CTI shareholders’ equity	12,978	28,717
Noncontrolling interest	(791)	(708)

Total shareholders’ equity	12,187	28,009

Total liabilities and shareholders’ equity	$44,150	$62,239

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating expenses:
Research and development	$8,170	$11,494
Selling, general and administrative	9,928	8,576

Total operating expenses	18,098	20,070

Loss from operations	(18,098)	(20,070)
Other income (expense):
Investment and other income, net	240	63
Interest expense	(55)	(389)
Amortization of debt discount and issuance costs	—	(167)
Foreign exchange gain	384	759

Other income, net	569	266

Net loss before noncontrolling interest	(17,529)	(19,804)
Noncontrolling interest	83	70

Net loss attributable to CTI	(17,446)	(19,734)
Dividends and deemed dividends on preferred stock	—	(31,283)

Net loss attributable to common shareholders	$(17,446)	$(51,017)

Basic and diluted net loss per common share	$(0.09)	$(0.35)

Shares used in calculation of basic and diluted net loss per common share	203,959	146,377

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss before noncontrolling interest	$(17,529)	$(19,804)

Other comprehensive income (loss):
Foreign currency translation adjustments	(237)	(560)
Net unrealized gain (loss) on securities available-for-sale:	8	(33)

Other comprehensive loss:	(229)	(593)

Comprehensive loss	(17,758)	(20,397)
Comprehensive loss attributable to noncontrolling interest	83	70

Comprehensive loss attributable to CTI	$(17,675)	$(20,327)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(17,446)	$(19,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense	—	167
Depreciation and amortization	521	444
Equity-based compensation expense	1,983	544
Noncontrolling interest	(83)	(70)
Other	23	(129)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(156)	478
Other assets	(198)	(2,645)
Accounts payable	(274)	(1,404)
Accrued expenses	(3,049)	(1,967)
Other liabilities	(313)	(286)

Total adjustments	(1,546)	(4,868)

Net cash used in operating activities	(18,992)	(24,602)

Investing activities
Purchases of property and equipment	(214)	(327)

Net cash used in investing activities	(214)	(327)

Financing activities
Proceeds from issuance of Series 8 preferred stock, warrants and additional investment right, net of issuance costs	—	23,425
Proceeds from issuance of Series 10 preferred stock, warrants and additional investment right, net of issuance costs	—	23,667
Cash paid for transaction costs related to issuance of Series 14 preferred stock	(36)	—
Cash paid for repurchase of shares in connection with taxes on restricted stock vesting	(47)	(206)
Other	(4)	(4)

Net cash provided by (used in) financing activities	(87)	46,882

Effect of exchange rate changes on cash and cash equivalents	(379)	(788)
Net increase (decrease) in cash and cash equivalents	(19,672)	21,165
Cash and cash equivalents at beginning of period	47,052	22,649

Cash and cash equivalents at end of period	$27,380	$43,814

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5	$2

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Issuance of common stock upon exercise of common stock purchase warrants	$—	$17,485

Issuance of Series 9 preferred stock	$—	$25,000

Issuance of Series 11 preferred stock	$—	$24,957

Conversion of Series 9 preferred stock to common stock	$—	$25,000

Conversion of Series 11 preferred stock to common stock	$—	$24,957

Conversion of Series 14 preferred stock to common stock	$6,736	$—

Redemption of Series 8 and 10 preferred stock	$—	$36,638

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer, an area with significant market opportunity that we believe is not adequately served by existing therapies. All of our current product candidates, including Pixuvri™ (pixantrone dimaleate), or Pixuvri, OPAXIO™ (paclitaxel poliglumex), or OPAXIO, tosedostat, brostallicin and bisplatinates are under development.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration, or the FDA, in the United States, by the European Medicines Agency, or EMA, in the Europe Union, or EU, and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 8, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include Systems Medicine LLC, or SM, and CTI Life Sciences Limited. CTI Life Sciences Limited opened a branch in Italy in December 2009. We also retain ownership of our branch, Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009. In addition, CTI Commercial LLC, a wholly-owned subsidiary was included in the condensed consolidated financial statements until dissolution in March 2012.

As of March 31, 2012, we also had a 67% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the noncontrolling interest in Aequus is reported below net loss in noncontrolling interest in the condensed consolidated statement of operations and condensed consolidated statements of comprehensive loss and shown as a component of equity in the condensed consolidated balance sheet.

All intercompany transactions and balances are eliminated in consolidation.

Reverse Stock-Split

On May 15, 2011, we effected a one-for-six reverse stock split, or the reverse stock split. Unless otherwise noted, all impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved and loss per share. Additionally, the reverse stock split impacted preferred stock authorized (but not outstanding because there were no shares of preferred stock outstanding as of the time of the reverse stock split).

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates.

Our available cash and cash equivalents were $27.4 million as of March 31, 2012. We do not expect that our existing cash and cash equivalents will be sufficient to fund our presently anticipated operations through the second quarter of 2012, particularly in light of the cash needed to close the acquisition with S*BIO Pte Ltd., or S*BIO, and fund development of the acquired compounds, see Note 7, Subsequent Event for additional information. This raises substantial doubt about our ability to continue as a going concern.

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

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $5.1 million and $5.0 million as of March 31, 2012 and December 31, 2011, respectively, of which $4.8 million and $4.7 million is included in other assets and $0.3 million and $0.3 million is included in prepaid expenses and other current assets as of March 31, 2012 and December 31, 2011, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Net Loss per Share

Basic net income (loss) per common share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of March 31, 2012 and 2011, options, warrants, unvested share awards, unvested share rights and convertible debt securities aggregating 42.0 million and 16.7 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

Recently Adopted Accounting Standards

In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Subsequently, in December 2011, the FASB deferred the effective date of the portion of the June 2011 accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income. Upon adoption on January 1, 2012, we had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Gain (Loss) on Securities Available-for - sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
December 31, 2011	$(165)	$(7,870)	$(8,035)
Current period other comprehensive income (loss)	8	(237)	(229)

March 31, 2012	$(157)	$(8,107)	$(8,264)

3.	Lease Agreements

During 2005, we reduced our workforce in the United States and Europe. In conjunction with this reduction in force, we vacated a portion of our laboratory and office facilities and recorded excess facilities charges. Charges for excess facilities relate to our lease obligation for excess laboratory and office space in the United States that we vacated as a result of the restructuring plan. We recorded these restructuring charges when we ceased using this space. As of March 31, 2012, we had $0.1 million accrued related to the 2005 excess facilities charge, which was included in current portion of long-term obligations.

During 2010, we recorded an additional liability of $1.5 million for excess facilities under an operating lease upon vacating a portion of our corporate office space. Our liability for this excess facilities charge was $0.3 million as of March 31, 2012, which was included in current portion of long-term obligations.

The following table summarizes the changes in the liability for excess facilities during the period ended March 31, 2012 (in thousands):

	2005 Activities	2010 Activities	Total Excess Facilities Liability
Balance at December 31, 2011	$215	$530	$745
Adjustments	(3)	11	8
Payments	(92)	(230)	(322)

Balance at March 31, 2012	$120	$311	$431

4.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three months ended March 31, 2012 and 2011, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$345	$288
Selling, general and administrative	1,638	256

Share-based compensation expense included in operating expenses	$1,983	$544

For the three months ended March 31, 2012 and 2011, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2012	2011
2012-2014 performance awards	$606	$—
Restricted stock	1,325	522
Options	52	22

Total share-based compensation expense	$1,983	$544

5.	Legal Proceedings

On December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $667,000 converted using the currency exchange rate as of March 31, 2012, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for the violation asserted in clause (ii) is probable.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million,

€2.5 million and €0.8 million, or approximately $0.7 million, $7.3 million, $3.4 million and $1.1 million converted using the currency exchange rate as of March 31, 2012, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decisions of the Regional Tax Court, for the different VAT cases are unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €2.9 million to €9.4 million, or approximately $3.8 million to $12.5 million converted using the currency exchange rate as of March 31, 2012, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011, in relation to the 2005 VAT. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011. On April 10, 2012, we paid to the ITA an additional deposit in respect of the 2005 VAT in the amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of April 10, 2012.

2003 VAT. We did not receive a notice from the ITA requesting a deposit payment for the VAT based on the 2003 assessment as of March 31, 2012. The first hearing for the discussion of the merits of the case was held on March 18, 2011 in front of the Provincial Tax Court of Milan, or the Provincial Tax Court. On September 13, 2011, the Provincial Tax Court issued decision no. 229/3/2011 in which the Provincial Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of September 13, 2011, as partial refund of the legal expenses we incurred for our appeal. The Tax Office is entitled to appeal this decision to a higher court within thirteen months. We have not been notified of any appeal from the Tax Office.

2005 VAT. On July 14, 2010, the ITA issued a notice of deposit payment to CTI (Europe) based on the 2005 assessment including 50% of the assessed VAT, interest and collection fees for an amount of €1.5 million, or approximately $1.9 million converted using the currency exchange rate as of July 14, 2010. On September 28, 2010, the merits of the case for the year 2005 were discussed in a public hearing before the Provincial Tax Court. On January 13, 2011, the Provincial Tax Court issued decision No. 4/2010 in which the Provincial Tax Court (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the Italian Tax Authorities to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. As a result of this decision, our exposure for 2005 VAT assessment is currently reduced by the waiver of penalties of €2.6 million, or approximately $3.5 million converted using the currency exchange rate as of March 31, 2012. On February 2, 2011, we paid the required VAT deposit of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011, prior to the due date of February 6, 2011. On March 25, 2011, we paid to the Italian collection agent an additional amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. The additional payment was for interest and collection fees during the suspension period. We do not believe this additional payment was due and we intend to pursue recovery of such payment through litigation. In July 2011, we were notified by our Italian counsel of the ITA’s appeal regarding the January 2011 decision that no penalties could be imposed on the Company. After the Provincial Tax Court’s decision at the end of the first quarter 2012, the ITA issued an additional notice of deposit payment for approximately 16.7% of the VAT assessed, plus interest and collection fees for an amount of €0.5 million, or approximately $0.7 million converted using the currency exchange rate as of March 31, 2012, payable in the second quarter 2012. Such amount was partially offset with the deposit payment made for 2006 VAT (please refer to “2006 VAT” below). On April 10, 2012, an additional €0.1 million deposit payment, or approximately $0.1 million converted using the currency exchange rate as of April 10, 2012, was made to the ITA. We do not believe that the Provincial Tax Court has carefully reviewed all of our arguments, relevant documents and other supporting evidence that our counsel filed and presented during the hearing, including an appraisal from an independent expert. Therefore, there are many grounds of appeal in order to ask the judges of the higher court to further consider all of our arguments in support of invalidating the entire notice of assessment. Accordingly, we filed an appeal with the Tax Office on July 7, 2011 and intend to file a complaint with the European Commission.

While we contend that services invoiced were non-VAT taxable consulting services and that the VAT returns are correct as originally filed, we have a reserve for VAT assessed, interest and collection fees totalling €2.6 million as of March 31, 2012, or approximately $3.5 million converted using the currency exchange rate as of March 31, 2012, of which $3.0 million is included in long-term obligations, less current portion and $0.5 million of the reserve is accounted for as an offset to VAT receivable included in other assets.

2006 VAT. On January 10, 2011, the ITA issued a notice of deposit payment to CTI (Europe) based on the 2006 assessment including 50% of the assessed VAT, interest and collection fees for an amount of €0.4 million, or approximately $0.6 million converted using the currency exchange as of January 10, 2011, payable in the first quarter 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange as of March 4, 2011. The first hearing for the discussion of the merits of the case in front of the Provincial Tax Court was held on May 27, 2011 (jointly with the 2007 VAT case). On October 18, 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2007 VAT case) in which the Provincial Tax Court (i) fully accepted the merits of our appeal (ii) declared that no penalties can be imposed against us, and (iii) found for 2006 and 2007 VAT cases the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of October 18, 2011, as partial refund of the legal expenses incurred for the appeal. The Tax Office has appealed to the higher court against this decision. We will defend against the Tax Office’s appeal before the higher Regional Tax Court. After the Provincial Tax Court’s decision at the end of the first quarter 2012, the ITA issued an order of refund of the deposit amount. Such refund was offset with the additional deposit payment made on April 10, 2012 for 2005 VAT (please refer to “2005 VAT” above).

2007 VAT. The first hearing for the discussion of the merits of the case in front of the Provincial Tax Court was held on May 27, 2011 (jointly with the 2006 VAT case). On August 4, 2011, we received a notice from the ITA requiring a deposit payment for VAT to CTI (Europe) based on the 2007 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of August 4, 2011, payable in the third quarter 2011. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011. On October 18, 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2006 VAT case) in which the Provincial Tax Court (i) fully accepted the merits of our appeal (ii) declared that no penalties can be imposed against us, and (iii) found for 2006 and 2007 VAT cases the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of October 18, 2011, as partial refund of the legal expenses incurred for the appeal. The Tax Office has appealed to the higher court against this decision. We will defend against the Tax Office’s appeal before the higher Regional Tax Court. After the Provincial Tax Court’s decision at the end of the first quarter 2012, the ITA issued an order of refund of the deposit amount. Such refund has been suspended by the collection agent because of the assessment of social contribution dues for an amount equal to €0.1 million, or approximately $0.2 million converted using the currency exchange rate as of March 31, 2012. We do not believe this social contribution was due and we are in the process of resolving the issue with the ITA.

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

In March 2010, three purported securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. On August 2, 2010, Judge Marsha Pechman consolidated the actions, appointed lead plaintiffs, and approved lead plaintiffs’ counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint, captioned Sabbagh v. Cell Therapeutics, Inc. (Case No. 2:10-cv-00414-MJP), naming the Company, Dr. James A. Bianco, Louis A. Bianco, and Craig W. Philips as defendants. The amended consolidated complaint alleges that defendants violated the federal securities laws by making certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The action seeks damages on behalf of purchasers of the Company’s stock during a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, defendants moved to dismiss the amended consolidated complaint. On February 4, 2011, the Court denied in large part the defendants’ motion. Defendants answered the amended consolidated complaint on March 28, 2011, and discovery commenced, with trial set for June 25, 2012. On December 14, 2011, the parties filed a letter with the Court indicating they had agreed to the general terms of a settlement, and asking the Court to remove the case deadlines from the Court calendar. On February 14, 2012, plaintiffs filed a motion for preliminary approval of the settlement, along with related documents. On March 16, 2012, the Court granted preliminary approval of the settlement, granted conditional certification to the proposed class, and approved the proposed forms of notice to the class. The Court has scheduled a hearing regarding the settlement for July 20, 2012, and will thereafter rule on whether the settlement will receive final approval. The negotiated terms of the settlement include a $19 million payment to the class, which the Company expects to be paid by the Company’s insurance carriers. Because the Company expects that the negotiated settlement will be paid by the Company’s insurance carriers, there is no estimated loss to the Company.

In April 2010, three shareholder derivative complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to the Company by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The allegations in the derivative actions are substantially similar to those in the securities action. On May 10, 2010, Judge Marsha Pechman consolidated the shareholder derivative actions under the caption Shackleton v. Bauer (Case No. 2:10-cv-00414-MJP), and appointed the law firms of Robbins Umeda LLP and Federman & Sherwood as co-lead counsel for derivative plaintiffs. Three more derivative complaints were filed in June, July and October 2010, and they have also been consolidated with Shackleton v. Bauer. The court has set a trial date of December 3, 2012 for the shareholder derivative action. The litigation is at an early stage, so no probability of loss can be predicted at this time in the event we do not prevail.

In December 2011, we were informed of a decree by the Italian Ministry for Education, University and Research, or the Ministry, dated July 7, 2011 revoking a financial support granted to Novuspharma S.p.A. (now CTI, following the merger of Novuspharma into CTI in January 2004) in July 2002, or the Financial Support, and requesting the repayment of the amount paid to Novuspharma as grant for the expenses (i.e. €0.5 million, plus interest for an additional amount of €0.1 million) by January 15, 2012, or the Decree. The Financial Support was granted (following a proper application by Novuspharma) for a research project about new compounds for the treatment of tumors of the gastrointestinal area, or the Project. The initial amount of the Financial Support was (i) up to €2.3 million as a subsidised loan, and (ii) up to €2.5 million as a grant for expenses (a portion of which, corresponding to €0.5 million, was effectively paid to Novuspharma). Following the interruption of the Project in June 2004, due to unforeseeable technical reasons not ascribable to the beneficiary company, the Financial Support was reduced (i) to €0.6 million for the subsidised loan, and (ii) to €0.6 million for the grant for expenses. In 2005, we requested the Ministry to authorize the joint ownership of the Project by both Cell Therapeutics Europe S.r.l., or CTE, and the CTI Italian branch. In May 2007, the Ministry accepted such joint ownership of the Project subject to the issuance of a guarantee, or the Guarantee, for the portion corresponding to the subsidised loan, but we never issued such Guarantee. In 2009, CTI Italian branch’s research activities were terminated. Since we assert that the Decree is unlawful and that the relevant issuance represents a breach of the Ministry’s duty of good faith and an abuse of right, on February 13, 2012, we served a writ of summons upon the Ministry, suing it in the civil Court of Rome in order to have the Decree declared ineffective. However, if we are unable to successfully defend ourselves against the Decree issued by the Ministry, we may be requested to pay €0.6 million (i.e. the amount paid to Novuspharma as grant for the expenses plus interest, as described above), or approximately $0.8 million converted using the currency exchange rate as of March 31, 2012, plus counterparty’s attorney’s fees, litigation costs and additional default interest for the period lapsed between January 16, 2012 and the date of the effective payment. The first hearing before the Court of Rome is scheduled for July 20, 2012. At this time, we are not able to make a determination whether the likelihood of an unfavorable outcome is probable.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

6.	Preferred Stock

In December 2011, we issued 20,000 shares of our Series 14 convertible preferred stock, or Series 14 Preferred Stock, which was initially convertible into 17.4 million shares of our common stock. As of December 31, 2011, 10,000 shares of Series 14 Preferred Stock remained outstanding. In January 2012, the remaining 10,000 shares of Series 14 Preferred Stock automatically converted into 8.7 million shares of our common stock pursuant to the terms of the Series 14 Preferred Stock.

7.	Subsequent Event

In April 2012, we entered into an asset purchase agreement with S*BIO to acquire all right, title and interest in, and assume certain liabilities relating to, certain intellectual property and other assets related to compounds SB1518 (also referred to as “pacritinib”) and SB1578, or the Seller Compounds, which inhibit Janus kinase 2, commonly referred to as JAK2. The closing of the asset purchase will occur on the second business day after all conditions to closing pursuant to the agreement have been satisfied or waived, and may be terminated prior to closing under certain circumstances, including if closing conditions have not been met within 45 days of the date of the agreement. In consideration of the assets and rights acquired under the agreement, we will make an initial upfront payment of $15 million in cash and issue shares of preferred stock convertible into common stock of the Company in the amount of $15 million to S*BIO at the closing. The shares of preferred stock are automatically convertible into our common stock 30 days after the closing.

As part of the consideration, S*BIO also has a contingent right to certain milestone payments and royalties from us in connection with any pharmaceutical product containing or comprising any Seller Compound for use for any specific disease, infection or other condition recognized by U.S. regulatory authorities. Milestone payments will be made to S*BIO up to an aggregate amount of $132.5 million in potential regulatory milestone payments if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met. In addition, S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low, single digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

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

As of March 31, 2012, we had incurred aggregate net losses of approximately $1.7 billion since inception. We expect to continue to incur operating losses for at least the next couple of years.

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

In March 2011, we initiated the PIX-RSM trial, or PIX306, to study Pixuvri in combination with rituximab in patients with relapsed/refractory diffuse large B-cell lymphoma, or DLBCL. The trial will compare a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients with relapsed or refractory DLBCL who have received one to three prior lines of therapy. The PIX-R trial utilizes overall survival, or OS, as the primary endpoint of the study, with a secondary endpoint of progression free survival, or PFS. The PIX-R trial is targeting to enroll approximately 350 patients and will include patients who have failed at least one line of previous therapy and patients who are not candidates for myeloablative chemotherapy and stem cell transplant. We had discussions with the DHP relating to a Special Protocol Assessment, or SPA, and following these discussions we determined that we would not pursue a SPA. The DHP noted that we could conduct a study utilizing PFS along with OS as co-primary endpoints which would be an acceptable design outside of the formal SPA process. At the initiation of the study, co-primary endpoints of OS and PFS were used. Subsequently, an amendment was made to the study protocol in January 2012, to make OS the sole primary endpoint, and PFS a secondary endpoint. As this study is being conducted without a SPA, regulatory acceptability will depend on the magnitude of the difference between the trial study arms as well as a risk and benefit analysis. This study could serve as either a post-approval confirmatory study, if Pixuvri were to be approved on the basis of an NDA that will be re-submitted later in 2012, or as a registration study for approval in the United States.

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

In March 2011, we received the Day 120 list of questions from the EMA’s Committee for Medicinal Products for Human Use, or CHMP. In April 2011, we met with the co-rapporteurs and members of the EMA to discuss our proposed responses. Based on feedback and recommendation from the rapporteurs, we requested and were granted an extension so that our responses could address the questions in the Day 120 list. In particular, additional time was needed in order for preclinical reports to be available for our responses to the Day 120 questions. In August 2011, we submitted our responses. On December 5, 2011, we announced that we had received the Day 180 list of outstanding issues from the EMA’s CHMP, which contained only one remaining major clinical objection to our MAA and other items not deemed to be major issues. To address the remaining major objection, the CHMP required that we provide a literature review of mechanisms of rituximab resistance and analyses that demonstrate the efficacy of Pixuvri in patients with prior rituximab treatment. In addition, the CHMP required that we provide information to address some additional questions that were not deemed to be major issues and could be addressed by additional analyses of available data. On January 18, 2012, we presented to the CHMP an oral explanation to address outstanding questions raised by some of the member states.

On February 17, 2012, Pixuvri was granted a positive opinion for conditional approval from the EMA’s CHMP. The CHMP recommended Pixuvri for conditional approval as monotherapy for the treatment of adult patients with multiple relapsed or refractory aggressive non-Hodgkin B-cell lymphomas. The CHMP positive opinion for Pixuvri will now be reviewed by the European Commission, which has the authority to approve medicines for use in the EU. We understand that the European Commission has set April 10, 2012 as the start of the consultation period with the members states. We currently expect that the consultation period will end on May 1, 2012 and that the European Commission should make its decision on or before May 15, 2012.

If the CHMP’s positive opinion is formally adopted by the European Commission, Pixuvri would be approved for marketing in the 27 countries that are members of the EU, as well as the European Economic Area.

Similar to accelerated approval regulations in the U.S., conditional marketing authorizations are granted to medicinal products with a positive benefit/risk assessment that address unmet medical needs and whose availability would result in a significant public health benefit. A conditional marketing authorization is renewable annually. If the draft provisions of the conditional marketing authorization for Pixuvri are adopted by the European Commission as drafted, we expect that we will be required to complete a post-marketing study aimed at confirming the clinical benefit previously observed. The CHMP has accepted the PIX306 clinical trial as the study to confirm clinical benefit. As a condition of approval, we have agreed to have available the PIX306 clinical trial results by June 2015. There can be no assurance that the European Commission will grant the conditional marketing authorization or that the MAA for Pixuvri will be approved (whether conditionally or otherwise).

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

OPAXIO

OPAXIO, which we have previously referred to as XYOTAX, is our novel biologically-enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. We are currently focusing our development of OPAXIO on ovarian, brain (glioblastoma), and locally advanced head and neck cancer.

OPAXIO for ovarian cancer

We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. In April 2004, we announced that we entered into a clinical trial agreement with the Gynecologic Oncology Group, or GOG, to perform a phase III trial, or the GOG0212 trial. We have been advised that the GOG submitted both an IND, which cross references our IND, and a SPA for the GOG0212 trial to the FDA. As such, the GOG0212 trial is conducted and managed by the GOG. The trial is expected to enroll 1,100 patients with 869 patients enrolled as of March 31, 2012. On February 21, 2012, we were informed that the Data Monitoring Committee for GOG0212 adopted an amendment to the study’s statistical analysis plan, or SAP, to perform four interim analyses instead of the previously-planned single interim analysis allowing for an earlier analysis of survival results than previously noted. The first interim analysis is expected to take place when 109, versus the previously-planned 138, events occur in the control arm. There are early stopping criteria for either success or futility. The final fifth analysis would be conducted when 301, versus the previously-planned 277, events have occurred in the control arm. We understand that the GOG will attempt to amend its SPA following a discussion with the FDA. Based on feedback from the GOG, the GOG Data Monitoring Committee currently plans to conduct its first interim analysis of overall survival in 2013. If successful, we could utilize those results to form the basis of an NDA for OPAXIO.

OPAXIO for brain (glioblastoma) cancer

In November 2010, results were presented by the Brown University Oncology Group from a phase II trial of OPAXIO combined with temozolomide, or TMZ, and radiotherapy in patients with newly-diagnosed, high-grade gliomas, a type of brain cancer. The trial demonstrated a high rate of complete and partial responses and an encouragingly high rate of six month PFS. Based on these results, the Brown University Oncology Group has initiated a randomized, multicenter, phase II study of OPAXIO and standard radiotherapy versus TMZ and radiotherapy for newly diagnosed patients with glioblastoma with an active gene termed MGMT that reduces responsiveness to TMZ. The trial goals are to estimate disease free and overall survival for the two study arms. Preliminary results are expected to be available in the first half of 2013.

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

OPAXIO for locally advanced head and neck cancer

A phase I/II study of OPAXIO combined with radiotherapy and cisplatin was initiated by SUNY Upstate Medical University, in patients with locally advanced head and neck cancer. Preliminary results are expected to be presented in late 2012.

Tosedostat

In March 2011, we entered into a co-development and license agreement with Chroma, providing us with exclusive marketing and co-development rights to Chroma’s drug candidate, tosedostat, in North, Central and South America. Tosedostat is an oral, aminopeptidase inhibitor that has demonstrated significant anti-tumor responses in blood related cancers and solid tumors in phase I-II clinical trials. Final results from the phase II OPAL study of tosedostat in elderly patients with relapsed or refractory AML were presented in December 2011 at the 2011 American Society of Hematology Annual Meeting. These results showed that once-daily, oral doses of tosedostat had predictable and manageable toxicities and results demonstrated encouraging response rates including a high-response rate among patients who received prior hypomethylating agents, which are used to treat myelodysplastic syndrome, or MDS, a precursor of AML. Based on these results, we, in collaboration with Chroma, anticipate initiating a phase III study for patients with relapsed or refractory MDS in the second half of 2012.

Brostallicin

We are developing brostallicin through our worldwide rights to use, develop, import and export brostallicin. Brostallicin is a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity and a favorable safety profile in clinical trials in which more than 230 patients have been treated to date. We use a genomic-based platform to guide the development of brostallicin.

In the second quarter of 2010, the NCCTG opened for enrollment a phase II study of brostallicin in combination with cisplatin in patients with metastatic triple-negative breast cancer, or mTNBC. mTNBC is defined by tumors lacking expression of estrogen, progesterone receptors and without over-expression of HER2. Women with mTNBC have very limited effective treatments and, based on the novel mechanism of action of brostallicin and the recognized activity of cisplatin in this disease, the combination of the two agents will be explored by the NCCTG. In addition to standard clinical efficacy measures, biological endpoints will also be evaluated to assist in understanding the specific activity of brostallicin in this disease. This study completed planned enrollment and results are expected during the fourth quarter of 2012.

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

Pacritinib

In April 2012, we entered into an asset purchase agreement with S*BIO to acquire all right, title and interest in, and assume certain liabilities relating to, certain intellectual property and other assets related to compounds SB1518 (also referred to as “pacritinib”) and SB1578, or the Seller Compounds, which inhibit Janus kinase 2, commonly referred to as JAK2. The closing of the asset purchase will occur on the second business day after all conditions to closing pursuant to the agreement have been satisfied or waived, and may be terminated prior to closing under certain circumstances, including if closing conditions have not been met within 45 days of the date of the agreement. In consideration of the assets and rights acquired under the agreement, we will make an initial upfront payment of $15 million in cash and issue shares of preferred stock convertible into our common stock in the amount of $15 million to S*BIO at the closing. The shares of preferred stock are automatically convertible into our common stock 30 days after the closing.

As part of the consideration, S*BIO also has a contingent right to certain milestone payments and royalties from us in connection with any pharmaceutical product containing or comprising any Seller Compound for use for any specific disease, infection or other condition recognized by U.S. regulatory authorities. Milestone payments will be made to S*BIO up to an aggregate amount of $132.5 million in potential regulatory milestone payments if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met. In addition, S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low, single digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

Critical Accounting Policies and Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. As described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011, we consider our policies for impairment of long-lived assets, valuation of goodwill, derivatives embedded in certain debt securities, restructuring charges and share-based compensation expense to be the most critical in the preparation of the condensed consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 31, 2011.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 and 2011

Research and development expenses. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. In instances where we enter into agreements with third parties for research and development activities, we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or receipt of deliverables. In instances where we enter into cost-sharing arrangements, all research and development costs reimbursed by the collaborator are a reduction to research and development expense while research and development costs paid to the collaborator are an addition to research and development expense. We expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative future use.

Our research and development expenses for compounds under development and preclinical development are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Compounds under development:
Pixuvri	$3,541	$2,444
OPAXIO	472	567
Tosedostat	428	5,000
Brostallicin	103	1
Operating expenses	3,530	3,445
Research and Preclinical Development	96	37

Total research and development expenses	$8,170	$11,494

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel and an allocation of occupancy expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with bisplatinates development as well as external laboratory services associated with other compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for Pixuvri, OPAXIO, tosedostat and brostallicin are $77.1 million, $225.0 million, $7.4 million and $9.5 million, respectively. Costs for Pixuvri prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount. Costs for tosedostat prior to our co-development and license agreement with Chroma are also excluded from this amount.

Research and development expenses decreased to approximately $8.2 million for the three months ended March 31, 2012 from approximately $11.5 million for the three months ended March 31, 2011. Pixuvri costs increased primarily due to an increase in clinical activity associated with the startup of the PIX306 study as well as an increase in regulatory activity. Costs for our OPAXIO program decreased primarily due to a decrease in clinical activity. Costs for tosedostat decreased primarily due to the upfront payment upon execution of the co-development and license agreement with Chroma which occurred in March 2011. Costs for brostallicin increased primarily due to manufacturing and clinical development activities associated with phase I and phase II studies. Our operating expenses increased primarily due to occupancy costs associated with our new office lease.

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

OPAXIO. OPAXIO is our novel biologically enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. We are currently focusing our development of OPAXIO on ovarian, brain (glioblastoma), and locally advanced head and neck cancer. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of

OPAXIO because, among other reasons, a third party is conducting the key clinical trial of OPAXIO and even after a clinical trial has been enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of OPAXIO will be completed or when we will be able to begin commercializing OPAXIO to generate material net cash inflows.

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

SB1518 and SB1578. If our acquisition of SB1518 and SB1578, the compounds we are acquiring from S*BIO, is completed, we expect to incur substantial additional research and development and other expenses to fund the ongoing clinical development of such compounds. See Note 7, Subsequent Event in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, for additional information regarding this acquisition.

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in the following risk factors, which begin on page 32 of this Form 10-Q: “Our financial condition may be harmed if third parties default in the performance of contractual obligations.”; “We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced stage ovarian cancer and as a radiation sensitizer.”; “We are subject to extensive government regulation.”; “Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.”; “If we do not successfully develop our product candidates into marketable products, we may be unable to generate significant revenue or become profitable.”; and “We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.”

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $9.9 million for the three months ended March 31, 2012 from approximately $8.6 million for the three months ended March 31, 2011. This increase was primarily related to an increase in noncash share-based compensation of $1.4 million and an increase in salaries and benefits of $0.5 million primarily associated with a prior year benefit adjustment and a higher average number of personnel between periods. These increases were primarily offset by a decrease in discretionary bonus expense of $0.8 million.

Interest expense. Interest expense decreased to approximately $0.1 million for the three months ended March 31, 2012 from approximately $0.4 million for the three months ended March 31, 2011. We retired the remaining $10.3 million outstanding principal balance of our 7.5% convertible senior notes in April 2011 and the remaining $10.9 million outstanding principal balance of our 5.75% convertible senior notes in December 2011, resulting in a decrease in interest expense in the first quarter of 2012 as compared to the same period in 2011.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended March 31, 2011 is related to the amortization of debt discount and issuance costs incurred on our 5.75% and 7.5% convertible senior notes.

Foreign exchange gain. The foreign exchange gain for the three months ended March 31, 2012 and 2011 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had approximately $27.4 million in cash and cash equivalents.

Net cash used in operating activities decreased to approximately $19.0 million during the three months ended March 31, 2012 compared to approximately $24.6 million for the same period during 2011 primarily due to a one-time upfront payment of $5.0 million in March 2011 related to the licensing of tosedostat, which is included in research and development expense.

Net cash used in investing activities decreased to approximately $0.2 million for the three months ended March 31, 2012 compared to $0.3 million for the three months ended March 31, 2011 due to decreases in purchases of property and equipment.

Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2012. Net cash provided by financing activities of approximately $46.9 million for the three months ended March 31, 2011 was primarily due to the issuance of our preferred stock. In January 2011, we received approximately $23.4 million in net proceeds from the issuance of our Series 8 Preferred Stock, warrants to purchase up to 3.8 million shares of common stock and an additional investment right to purchase shares of Series 9 Preferred Stock. We also received approximately $23.7 million in net proceeds from the issuance of our Series 10 preferred stock, warrants to purchase up to 4.3 million shares of common stock and an additional investment right to purchase shares of our Series 11 Preferred Stock.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates. We do not expect that our existing cash and cash equivalents will be sufficient to fund our presently anticipated operations through the second quarter of 2012, particularly in light of the cash needed to close the acquisition with S*BIO and fund development of the acquired compounds. This raises substantial doubt about our ability to continue as a going concern.

If we receive approval of Pixuvri by EMA and/or the FDA, we would anticipate additional commercial expenses associated with Pixuvri operations. Accordingly, we will need to raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. However, we may not have sufficient authorized shares.

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

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies or sell or license our products to others. For example, if our acquisition of pactrinib is completed, we expect to incur substantial additional research and development and other expenses to fund its ongoing clinical development. We do not expect that our existing cash and cash equivalents will be sufficient to fund our presently anticipated operations through the second quarter of 2012, particularly in light of the cash needed to close the acquisition with S*BIO and fund development of the acquired compounds, see Note 7, Subsequent Event in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, for additional information. This raises substantial doubt about our ability to continue as a going concern. We will require additional financing and such financing may not be available when needed or, if available, we may not be able to obtain it on terms favorable to us or to our shareholders. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs, which may adversely affect our ability to operate as a going concern and we may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may harm our ability to operate as a going concern.

The following table includes information relating to our contractual obligations as of March 31, 2012 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases:
Facilities	$21,690	$2,255	$4,060	$3,972	$11,403
Long-term obligations (1)	49	9	40	—	—
Purchase commitments	3,111	2,141	559	411	—

	$24,850	$4,405	$4,659	$4,383	$11,403

(1)	This amount does not include long-term obligations of $0.4 million related to the liability for excess facilities charges, $0.6 million related to deferred rent and $3.0 million related to the reserve for VAT assessments.

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

University of Vermont

We have an agreement with the University of Vermont, or UVM, which grants us an exclusive license, with the right to sublicense, for the rights to Pixuvri, or the UVM Agreement. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use Pixuvri. Pursuant to the UVM Agreement, we are obligated to make payments to UVM based on net sales. Our royalty payments range from low-single digits to mid-single digits as a percentage of net sales. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after first commercialization of Pixuvri, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of Pixuvri in those countries where no such patents exist. We may terminate the UVM Agreement, on a country-by-country basis or on a patent-by-patent basis, at any time upon advance written notice. UVM may terminate the UVM Agreement upon advance written notice in the event royalty payments are not made. In addition, either party may terminate the UVM Agreement (a) in the event of an uncured material breach of the UVM Agreement by the other party; or (b) in the event of bankruptcy of the other party.

PG-TXL

We have an agreement, or the PG-TXL Agreement with PG-TXL Company, L.P., or PG-TXL, which grants us an exclusive worldwide license for the rights to OPAXIO and to all potential uses of PG-TXL’s polymer technology. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones of up to $14.4 million. The timing of the remaining milestone payments under the PG-TXL Agreement is based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we are required to make royalty payments to PG-TXL based on net sales. Our royalty payments range from low-single digits to mid-single digits as a percentage of net sales. Unless otherwise terminated, the term of the PG-TXL Agreement continues until no royalties are payable to PG-TXL. We may terminate the PG-TXL Agreement (i) upon advance written notice to PG-TXL in the event issues regarding the safety of the products licensed pursuant to the PG-TXL Agreement arise during development or clinical data obtained reveal a materially adverse tolerability profile for the licensed product in humans or (ii) for any reason upon advance written notice. In addition, either party may terminate the PG-TXL Agreement (a) upon advance written notice in the event certain license fee payments are not made; (b) in the event of an uncured material breach of the respective material obligations and conditions of the PG-TXL Agreement; or (c) in the event of liquidation or bankruptcy of a party.

Gynecologic Oncology Group

We have an agreement with the GOG related to the GOG0212 trial, which the GOG is conducting. We recorded a $1.7 million payment due to the GOG based on the 800 patient enrollment milestone achieved in the second quarter of 2011, which is included in accounts payable as of March 31, 2012. Under this agreement, we are required to pay up to $1.8 million in additional milestone payments related to the trial, of which $0.5 million will become due upon receipt of the interim analysis and data transfer which may occur in 2013. There were 869 patients enrolled as of March 31, 2012.

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

Cephalon

Pursuant to an acquisition agreement entered into with Cephalon Inc., or Cephalon, in June 2005, we may receive up to $100.0 million in payments upon achievement by Cephalon of specified sales and development milestones related to TRISENOX. However, the achievement of any such milestones is uncertain at this time.

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

As of March 31, 2012, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to exercise its option to participate in the development and commercialization of Pixuvri or exercise its Development Rights for OPAXIO.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of March 31, 2012, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial affect on our earnings. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. As of March 31, 2012, we had a net asset balance excluding intercompany payables and receivables in our European branches and subsidiaries denominated in euros. As of March 31, 2012, if the euro had been 20% weaker against the dollar, our net asset balance would have decreased by approximately $1.1 million as of this date.

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

On December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $667,000 converted using the currency exchange rate as of March 31, 2012, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for the violation asserted in clause (ii) is probable.

On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $7.3 million, $3.4 million and $1.1 million converted using the currency exchange rate as of March 31, 2012, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decisions of the Regional Tax Court, for the different VAT cases are unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €2.9 million to €9.4 million, or approximately $3.8 million to $12.5 million converted using the currency exchange rate as of March 31, 2012, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011, in relation to the 2005 VAT. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011. On April 10, 2012, we paid to the ITA an additional deposit in respect of the 2005 VAT in the amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of April 10, 2012.

2003 VAT. We did not receive a notice from the ITA requesting a deposit payment for the VAT based on the 2003 assessment as of March 31, 2012. The first hearing for the discussion of the merits of the case was held on March 18, 2011 in front of the Provincial Tax Court of Milan, or the Provincial Tax Court. On September 13, 2011, the Provincial Tax Court issued decision no. 229/3/2011 in which the Provincial Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of September 13, 2011, as partial refund of the legal expenses we incurred for our appeal. The Tax Office is entitled to appeal this decision to a higher court within thirteen months. We have not been notified of any appeal from the Tax Office.

2005 VAT. On July 14, 2010, the ITA issued a notice of deposit payment to CTI (Europe) based on the 2005 assessment including 50% of the assessed VAT, interest and collection fees for an amount of €1.5 million, or approximately $1.9 million converted using the currency exchange rate as of July 14, 2010. On September 28, 2010, the merits of the case for the year 2005 were discussed in a public hearing before the Provincial Tax Court. On January 13, 2011, the Provincial Tax Court issued decision No. 4/2010 in which the Provincial Tax Court (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the Italian Tax Authorities to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. As a result of this decision, our exposure for 2005 VAT assessment is currently reduced by the waiver of penalties of €2.6 million, or approximately $3.5 million converted using the currency exchange rate as of March 31, 2012. On February 2, 2011, we paid the required VAT deposit of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011, prior to the due date of February 6, 2011. On March 25, 2011, we paid to the Italian collection agent an additional amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. The additional payment was for interest and collection fees during the suspension period. We do not believe this additional payment was due and we intend to pursue recovery of such payment through litigation. In July 2011, we were notified by our Italian counsel of the ITA’s appeal regarding the January 2011 decision that no penalties could be imposed on the Company. After the Provincial Tax Court’s decision at the end of the first quarter 2012, the ITA issued an additional notice of deposit payment for approximately 16.7% of the VAT assessed, plus interest and collection fees for an amount of €0.5 million, or approximately $0.7 million converted using the currency exchange rate as of March 31, 2012, payable in the second quarter 2012. Such amount was partially offset with the deposit payment made for 2006 VAT (please refer to “2006 VAT” below). On April 10, 2012, an additional €0.1 million deposit payment, or approximately $0.1 million converted using the currency exchange rate as of April 10, 2012, was made to the ITA. We do not believe that the Provincial Tax Court has carefully reviewed all of our arguments, relevant documents and other supporting evidence that our counsel filed and presented during the hearing, including an appraisal from an independent expert. Therefore, there are many grounds of appeal in order to ask the judges of the higher court to further consider all of our arguments in support of invalidating the entire notice of assessment. Accordingly, we filed an appeal with the Tax Office on July 7, 2011 and intend to file a complaint with the European Commission.

While we contend that services invoiced were non-VAT taxable consulting services and that the VAT returns are correct as originally filed, we have a reserve for VAT assessed, interest and collection fees totalling €2.6 million as of March 31, 2012, or approximately $3.5 million converted using the currency exchange rate as of March 31, 2012, of which $3.0 million is included in long-term obligations, less current portion and $0.5 million of the reserve is accounted for as an offset to VAT receivable included in other assets.

2006 VAT. On January 10, 2011, the ITA issued a notice of deposit payment to CTI (Europe) based on the 2006 assessment including 50% of the assessed VAT, interest and collection fees for an amount of €0.4 million, or approximately $0.6 million converted using the currency exchange as of January 10, 2011, payable in the first quarter 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange as of March 4, 2011. The first hearing for the discussion of the merits of the case in front of the Provincial Tax Court was held on May 27, 2011 (jointly with the 2007 VAT case). On October 18, 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2007 VAT case) in which the Provincial Tax Court (i) fully accepted the merits of our appeal (ii) declared that no penalties can be imposed against us, and (iii) found for 2006 and 2007 VAT cases the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of October 18, 2011, as partial refund of the legal expenses incurred for the appeal. The Tax Office has appealed to the higher court against this decision. We will defend against the Tax Office’s appeal before the higher Regional Tax Court. After the Provincial Tax Court’s decision at the end of the first quarter 2012, the ITA issued an order of refund of the deposit amount. Such refund was offset with the additional deposit payment made on April 10, 2012 for 2005 VAT (please refer to “2005 VAT” above).

2007 VAT. The first hearing for the discussion of the merits of the case in front of the Provincial Tax Court was held on May 27, 2011 (jointly with the 2006 VAT case). On August 4, 2011, we received a notice from the ITA requiring a deposit payment for VAT to CTI (Europe) based on the 2007 assessment, including 50% of the assessed VAT, interest and collection fees for an amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of August 4, 2011, payable in the third quarter 2011. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011. On October 18, 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2006 VAT case) in which the Provincial Tax Court (i) fully accepted the merits of our appeal (ii) declared that no penalties can be imposed against us, and (iii) found for 2006 and 2007 VAT cases the Tax Office liable to pay us €10,000, or approximately $14,000 converted using the currency exchange rate as of October 18, 2011, as partial refund of the legal expenses incurred for the appeal. The Tax Office has appealed to the higher court against this decision. We will defend against the Tax Office’s appeal before the higher Regional Tax Court. After the Provincial Tax Court’s decision at the end of the first quarter 2012, the ITA issued an order of refund of the deposit amount. Such refund has been suspended by the collection agent because of the assessment of social contribution dues for an amount equal to €0.1 million, or approximately $0.2 million converted using the currency exchange rate as of March 31, 2012. We do not believe this social contribution was due and we are in the process of resolving the issue with the ITA.

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

In March 2010, three purported securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. On August 2, 2010, Judge Marsha Pechman consolidated the actions, appointed lead plaintiffs, and approved lead plaintiffs’ counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint, captioned Sabbagh v. Cell Therapeutics, Inc. (Case No. 2:10-cv-00414-MJP), naming the Company, Dr. James A. Bianco, Louis A. Bianco, and Craig W. Philips as defendants. The amended consolidated complaint alleges that defendants violated the federal securities laws by making certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The action seeks damages on behalf of purchasers of the Company’s stock during a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, defendants moved to dismiss the amended consolidated complaint. On February 4, 2011, the Court denied in large part the defendants’ motion. Defendants answered the amended consolidated complaint on March 28, 2011, and discovery commenced, with trial set for June 25, 2012. On December 14, 2011, the parties filed a letter with the Court indicating they had agreed to the general terms of a settlement, and asking the Court to remove the case deadlines from the Court calendar. On February 14, 2012, plaintiffs filed a motion for preliminary approval of the settlement, along with related documents. On March 16, 2012, the Court granted preliminary approval of the settlement, granted conditional certification to the proposed class, and approved the proposed forms of notice to the class. The Court has scheduled a hearing regarding the settlement for July 20, 2012, and will thereafter rule on whether the settlement will receive final approval. The negotiated terms of the settlement include a $19 million payment to the class, which the Company expects to be paid by the Company’s insurance carriers. Because the Company expects that the negotiated settlement will be paid by the Company’s insurance carriers, there is no estimated loss to the Company.

In April 2010, three shareholder derivative complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to the Company by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The allegations in the derivative actions are substantially similar to those in the securities action. On May 10, 2010, Judge Marsha Pechman consolidated the shareholder derivative actions under the caption Shackleton v. Bauer (Case No. 2:10-cv-00414-MJP), and appointed the law firms of Robbins Umeda LLP and Federman & Sherwood as co-lead counsel for derivative plaintiffs. Three more derivative complaints were filed in June, July and October 2010, and they have also been consolidated with Shackleton v. Bauer. The court has set a trial date of December 3, 2012 for the shareholder derivative action. The litigation is at an early stage, so no probability of loss can be predicted at this time in the event we do not prevail.

In December 2011, we were informed of a decree by the Italian Ministry for Education, University and Research, or the Ministry, dated July 7, 2011 revoking a financial support granted to Novuspharma S.p.A. (now CTI, following the merger of Novuspharma into CTI in January 2004) in July 2002, or the Financial Support, and requesting the repayment of the amount paid to Novuspharma as grant for the expenses (i.e. €0.5 million, plus interest for an additional amount of €0.1 million) by January 15, 2012, or the Decree. The Financial Support was granted (following a proper application by Novuspharma) for a research project about new compounds for the treatment of tumors of the gastrointestinal area, or the Project. The initial amount of the Financial Support was (i) up to €2.3 million as a subsidised loan, and (ii) up to €2.5 million as a grant for expenses (a portion of which, corresponding to €0.5 million, was effectively paid to Novuspharma). Following the interruption of the Project in June 2004, due to unforeseeable technical reasons not ascribable to the beneficiary company, the Financial Support was reduced (i) to €0.6 million for the subsidised loan, and (ii) to €0.6 million for the grant for expenses. In 2005, we requested the Ministry to authorize the joint ownership of the Project by both Cell Therapeutics Europe S.r.l., or CTE, and the CTI Italian branch. In May 2007, the Ministry accepted such joint ownership of the Project subject to the issuance of a guarantee, or the Guarantee, for the portion corresponding to the subsidised loan, but we never issued such Guarantee. In 2009, CTI Italian branch’s research activities were terminated. Since we assert that the Decree is unlawful and that the relevant issuance represents a breach of the Ministry’s duty of good faith and an abuse of right, on February 13, 2012, we served a writ of summons upon the Ministry, suing it in the civil Court of Rome in order to have the Decree declared ineffective. However, if we are unable to successfully defend ourselves against the Decree issued by the Ministry, we may be requested to pay €0.6 million (i.e. the amount paid to Novuspharma as grant for the expenses plus interest, as described above), or approximately $0.8 million converted using the currency exchange rate as of March 31, 2012, plus counterparty’s attorney’s fees, litigation costs and additional default interest for the period lapsed between January 16, 2012 and the date of the effective payment. The first hearing before the Court of Rome is scheduled for July 20, 2012. At this time, we are not able to make a determination whether the likelihood of an unfavorable outcome is probable.

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

We have substantial operating expenses associated with the development of our product candidates and as of March 31, 2012, we had cash and cash equivalents of $27.4 million. We do not expect that our existing cash and cash equivalents will provide sufficient working capital to fund our presently anticipated operations through the second quarter of 2012, particularly in light of the cash needed to close the acquisition with S*BIO and fund development of the acquired compounds. There can be no assurance that we will have sufficient earnings, access to liquidity or cash flow in the future to meet our operating expenses and other obligations.

Raising additional capital will likely require that we issue additional shares of our common stock. Because of the number of shares reserved for issuance under various derivative securities and otherwise, we have very few authorized shares of common stock available for issuance and it can be difficult for us to obtain an increase in our authorized shares. If we do not have enough shares authorized to effect an equity financing, our ability to raise capital through equity financings may be harmed. To the extent that we raise additional capital through the sale of equity securities, or securities convertible into our equity securities, our shareholders may experience dilution of their proportionate ownership of us.

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

We need substantial additional capital to fund our current operations, particularly in light of the cash needed to close the acquisition with S*BIO and fund development of the acquired compounds. If we are unable to secure additional financing on acceptable terms in the near future, we will need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, could provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms and reduce our expenses, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, seek bankruptcy protection, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

The level of trading activity of our common stock may decline if it is no longer listed on The NASDAQ Capital Market. Furthermore, if our common stock ceases to be listed for trading on The NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult for investors to sell shares of our common stock. In the event our common stock is delisted from The NASDAQ Capital Market, we currently expect that our common stock would be eligible to be listed on the OTC Bulletin Board or Pink Sheets. We do not know what impact delisting from The NASDAQ Capital Market may have on our listing with the Borsa Italiana. Although we continue to be listed on The NASDAQ Capital Market, trading in our common stock may be halted or suspended due to market conditions or if NASDAQ, the Commissione Nazionale per le Società e la Borsa, or CONSOB (which is the public authority responsible for regulating the Italian securities markets), or the Borsa Italiana (which ensures the development of the managed markets in Italy) determine that trading in our common stock is inadvisable. Trading in our common stock was halted by the Borsa Italiana on February 10, 2009, and, as a consequence, trading in our common stock was also halted by NASDAQ. After we provided CONSOB with additional information and clarification on our business operations and financial condition, as requested, and published a press release containing such information in Italy, the Borsa Italiana and NASDAQ lifted the trading halts on our common stock. In addition, on March 23, 2009, the Borsa Italiana halted trading of our common stock on the MTA and resumed trading prior to the opening of the MTA the next day after we filed a press release regarding the explanatory paragraph in our auditor’s reports on our December 31, 2008 and 2007 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. As a consequence, NASDAQ also halted trading in our common stock on March 23, 2009, but re-initiated trading later that day. Although we file press releases with CONSOB at the end of each month regarding our business and financial condition, CONSOB may make additional inquiries about our business and financial condition at any time, and there can be no guarantee that the Borsa Italiana, CONSOB or NASDAQ will not halt trading in our shares again in the future.

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

A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to a obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner being given notice before such record date and taking no action to direct the voting of such shares. We were able to obtain a quorum to hold special meetings of the shareholders in April 2007, January 2008, March 2009 and June 2011 and annual meetings of the shareholders in September 2007, June 2008, October 2009, September 2010 and November 2011. Nevertheless, obtaining a quorum at future meetings, even at the lower thresholds established by certain provisions of the Washington Business Corporation Act enacted in April 2011, and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve a quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain a quorum at future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2012, we had an accumulated deficit of $1.7 billion. We are pursuing regulatory approval for Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates. We need additional cash to close the acquisition with S*BIO and fund development of the acquired compounds. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable even if we are able to commercialize products currently in development or otherwise.

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

We will incur a variety of costs and may never realize the anticipated benefits of any acquisitions we may make, including our acquisition of pacritinib.

We have entered into an agreement to acquire pacritinib from S*BIO. If appropriate opportunities become available, we may attempt to acquire other businesses and assets that we believe are a strategic fit with our business. The process of negotiating an acquisition and integrating an acquired business and assets, including the acquisition of pacritinib, may result in operating difficulties and expenditures, in particular in light of the cash needed to close the acquisition of pacritinib and fund its development. In addition, our acquisitions may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition, including the acquisition of pacritinib. Any acquisitions, including the acquisition of pacritinib, could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, which could harm our business, financial condition, operating results and prospects and the trading prices of our securities.

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

Moreover, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $7,000 to $667,000 converted using the currency exchange rate as of March 31, 2012, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB would have to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the foreign currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment, we believe the likelihood that a pecuniary administrative sanction will be imposed on us for such asserted violation (ii) is probable.

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

Our European operations are subject to value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $5.1 million and $5.0 million as of March 31, 2012 and December 31, 2011, respectively. On April 14, 2009 and December 21, 2009, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003 and 2005, respectively. On June 25, 2010, the ITA issued notices of assessment to CTI (Europe) for the years 2006 and 2007 based on similar findings for the 2003 and 2005 assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $7.3 million, $3.4 million and $1.1 million converted using the currency exchange rate as of March 31, 2012, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the decisions of the Regional Tax Court, for the different VAT cases are unfavorable, then we expect to appeal to the higher courts in order to further defend our interests. However, if we are unable to successfully defend ourselves against the assessments issued by the ITA, we may be requested to pay to the ITA an amount ranging from €2.9 million to €9.4 million, or approximately $3.8 million to $12.5 million converted using the currency exchange rate as of March 31, 2012, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. On February 2, 2011, we paid to the ITA the required deposit in respect of the 2005 VAT in the amount of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011. On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT in the amount of €0.4 million, or approximately $0.6 million converted using the currency exchange rate as of March 4, 2011. On March 25, 2011, we paid to the Italian collection agent an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011, in relation to the 2005 VAT. On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011. After the Provincial Tax Court decision at the end of the first quarter 2012, the ITA issued an additional deposit payment for approximately 16.7% of the 2005 assessed VAT, plus interest and collection fees for an amount of €0.5 million, approximately $0.7 million converted using the exchange rate as of March 31, 2012, payable in the second quarter 2012. Such amount will be partially offset with the refund of the deposit payment for VAT 2006. On April 10, 2012, we paid to the ITA an additional €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of April 10, 2012. Further information pertaining to these cases can be found in this Quarterly Report on Form 10-Q under Part II, Item 1 “Legal Proceedings” and is incorporated by reference herein.

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

Information about the status of the regulatory approval of Pixuvri can be found in this Quarterly Report on Form 10-Q under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

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

Our future financial success depends in part on obtaining regulatory approval of OPAXIO. We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced-stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin and as a radiation sensitizer. This study, the GOG0212 trial, is under the control of the GOG and is expected to enroll 1,100 patients with 869 patients enrolled as of March 31, 2012. The GOG Data Monitoring Committee plans to conduct the first interim analysis of overall survival and, based on feedback provided by the GOG, that interim analysis is currently expected in 2013. If successful, we could utilize those results to form the basis of an NDA for OPAXIO. However, prior clinical trials for OPAXIO have not been successful. In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of OPAXIO in non-small cell lung cancer, or NSCLC. All three trials failed to achieve their primary endpoints of superior overall survival compared to current marketed agents for treating NSCLC. Accordingly, there can be no assurance that the GOG0212 will provide compelling evidence or any positive results, which would preclude any submission of an NDA to the FDA. In addition, we cannot predict the outcome of the GOG0212 study and that study may not demonstrate or be adequate to support regulatory approval of OPAXIO by the FDA.

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

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other states and countries, including the EMA in the EU. Failure to comply with regulatory requirements could result in various adverse consequences, including possible delay in approval or refusal to approve a product, withdrawal of approved products from the market, product seizures, injunctions, regulatory restrictions on our business and sales activities, monetary penalties, or criminal prosecution.

Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. None of our current product candidates have received approval for marketing in any country.

Information about the status of the regulatory approval of Pixuvri can be found in this Quarterly Report on Form 10-Q under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

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

Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. In addition, data obtained from preclinical and clinical trials are susceptible to varying interpretations, and government regulators and our collaborators may not agree with our interpretation of our clinical trial results. If our products are not approved quickly enough to provide net revenues to defray our operating expenses, our business, financial condition and results of operations will be harmed.

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

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development and we have also obtained rights to various patents and patent applications under licenses with third parties. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the U.S. and foreign countries directed to OPAXIO, Pixuvri, tosedostat, brostallicin and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The OPAXIO-directed patents will expire on various dates ranging from 2017 through 2018. The Pixuvri-directed patents will expire in 2014. The tosedostat-directed patents will expire in 2017. The brostallicin-directed patents will expire on various dates ranging between 2017 through 2021. The patent expiration ranges given above are only for U.S. issued patents. The Pixuvri-directed patents in Europe will expire from 2012 through 2015. Although such patent expirations do not account for potential extensions that may be available in certain countries (for example, certain Pixuvri-directed patents may be subject to possible patent-term extensions that could provide extensions through 2019 in the U.S. and 2021 in Europe), there can be no assurance that such extensions will be obtained. The expiration of these patents may allow our competitors to copy the inventions that are currently protected and better compete with us.

If there is an adverse outcome in the securities class actions and shareholder derivative litigation that have been filed against us, our business may be harmed.

Cyril Sabbagh (Securities Class Action):

In March 2010, three purported securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. On August 2, 2010, Judge Marsha Pechman consolidated the actions, appointed lead plaintiffs, and approved lead plaintiffs’ counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint, captioned Sabbagh v. Cell Therapeutics, Inc. (Case No. 2:10-cv-00414-MJP), naming the Company, Dr. James A. Bianco, Louis A. Bianco, and Craig W. Philips as defendants. The amended consolidated complaint alleges that defendants violated the federal securities laws by making certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The action seeks damages on behalf of purchasers of the Company’s stock during a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, defendants moved to dismiss the amended consolidated complaint. On February 4, 2011, the Court denied in large part the defendants’ motion. Defendants answered the amended consolidated complaint on March 28, 2011, and discovery commenced, with trial set for June 25, 2012. On December 14, 2011, the parties filed a letter with the Court indicating they had agreed to the general terms of a settlement, and asking the Court to remove the case deadlines from the Court calendar. On February 14, 2012, plaintiffs filed a motion for preliminary approval of the settlement, along with related documents. On March 16, 2012, the Court granted preliminary approval of the settlement, granted conditional certification to the proposed class, and approved the proposed forms of notice to the class. The Court has scheduled a hearing regarding the settlement for July 20, 2012, and will thereafter rule on whether the settlement will receive final approval. The negotiated terms of the settlement include a $19 million payment to the class, which the Company expects to be paid by the Company’s insurance carriers. Because the Company expects that the negotiated settlement will be paid by the Company’s insurance carriers, there is no estimated loss to the Company.

Joseph Shackleton (Derivative Action):

In April 2010, three shareholder derivative complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to the Company by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The allegations in the derivative actions are substantially similar to those in the securities action. On May 10, 2010, Judge Marsha Pechman consolidated the shareholder derivative actions under the caption Shackleton v. Bauer (Case No. 2:10-cv-00414-MJP), and appointed the law firms of Robbins Umeda LLP and Federman & Sherwood as co-lead counsel for derivative plaintiffs. Three more derivative complaints were filed in June, July and October 2010, and they have also been consolidated with Shackleton v. Bauer. The court has set a trial date of December 3, 2012 for the shareholder derivative action. The litigation is at an early stage, so no probability of loss can be predicted at this time in the event we do not prevail.

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

We are required under the NASDAQ Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by the NASDAQ Marketplace Rules or NASDAQ. NASDAQ Marketplace Rules also require shareholder approval if an issuance would result in a change of control as defined under the NASDAQ Marketplace Rules and other circumstances. Funding of our operations in the future may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required shareholder approval for such an issuance, particularly in light of the difficulties we have experienced in obtaining a quorum and holding shareholder meetings as outlined above. If we are unable to obtain financing due to shareholder approval difficulties, such failure may harm our ability to continue operations.

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

In addition, one of our other products under development, OPAXIO, has a complex manufacturing process and supply chain, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredients and drug products for Pixuvri, tosedostat and brostallicin are manufactured by a single vendor. Finished product manufacture and distribution for both Pixuvri and brostallicin are to be manufactured and distributed by different single vendors. We are currently disputing our right to cancel the exclusive manufacturing contract between us and the former manufacturer of Pixuvri. We assert multiple grounds for terminating this exclusive manufacturing agreement, which the former manufacturer disputes. The former manufacturer has asserted that we do not have the right to terminate the manufacturing contracts and has filed a lawsuit in the Court of Milan to compel us to source Pixuvri from that manufacturer. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. On November 11, 2010 a hearing was held aimed at examining and discussing the requests for evidence submitted by the parties in the briefs filed pursuant to article 183, paragraph 6 of the Italian code of civil procedure. At the hearing of November 11, the judge declared that the case does not require any discovery or evidentiary phase, as it may be decided on the basis of the documents and pleadings filed by the parties. The judge has scheduled the last hearing for October 11, 2012, for the parties to definitely submit their requests to the judge.

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

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the safety and efficacy of the product. For example, as a condition of the approval of the MAA for Pixuvri, we have agreed to have available the trial results of our ongoing randomized controlled phase 3 clinical trial, or the PIX306 clinical trial, by June 2015. The PIX306 clinical trial compares a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients with relapsed or refractory DLBCL who have received one to three prior lines of therapy. Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to a number of factors. For example:

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

We have limited experience in conducting clinical trials. We may not be able to complete the PIX306 clinical trial by June 2015 or at all. If Pixuvri is granted conditional marketing authorization and we are unable to submit the clinical trial data from the PIX306 clinical study by June 2015 it may result in the withdrawal of the conditional marketing authorization by the EU. We expect to continue to rely on third parties, such as contract research organizations, academic institutions and/or cooperative groups, to conduct, oversee and monitor clinical trials as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials if the third parties fail to perform or to meet the applicable standards.

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

•	partners may choose to develop, independently or with other companies, alternative products or treatments, including products or treatments which compete with ours;

•	agreements with partners may expire or be terminated without renewal, or partners may breach collaboration agreements with us;

•	business combinations or significant changes in a partner’s business strategy might adversely affect that partner’s willingness or ability to complete its obligations to us; and

•	the terms and conditions of the relevant agreements may no longer be suitable.

•	The occurrence of any of these events could harm the development or commercialization of our products.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended April 13, 2012, our stock price has ranged from a low of $0.95 to a high of $2.46. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our issuance of debt, equity or other securities, which we need to pursue in 2012 to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	halting or suspension of trading in our common stock by NASDAQ, CONSOB or the Borsa Italiana;

•	economic and other external factors; and

•	general market conditions.

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

Shares of common stock are equity securities and are subordinate to any future indebtedness.

Shares of our common stock are common equity interests. This means that our common stock will rank junior to any outstanding shares of our preferred stock that we may issue in the future to any future indebtedness we may incur and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Any future indebtedness and preferred stock may restrict payment of dividends on our common stock.

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

We are not restricted from issuing additional shares of common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock or preferred stock, or any substantially similar securities. Under the terms of the asset purchase agreement with S*BIO, we are required to issue $15 million of preferred stock convertible into shares of our common stock upon closing of that transaction, and expect to issue additional equity securities to fund our operating expenses as well as for other purposes. The market price of our shares of common stock or preferred stock could decline as a result of sales of a large number of shares of our common stock or preferred stock or similar securities in the market, or the perception that such sales could occur in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases in the First Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	459	$1.14	—	—
February 1 – February 29, 2012	766	$1.08	—	—
March 1 – March 31, 2012	34,620	$1.31	—	—

Total	35,845	$1.30	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation; Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009).

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010).

3.12	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010).

3.13	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.14	Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.15	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.16	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.17	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

3.18	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2011).

3.19	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2011).

3.20	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2011).

3.21	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2011).

3.22	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 14 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011).

3.23	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

10.1	Office Lease, dated as of January 27, 2012, by and between the Registrant and Selig Holdings Company LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed on March 8, 2012).

10.2	Stipulation of Settlement, dated February 13, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 15, 2012).

10.3	Form of Equity/Long-Term Incentive Award Agreement for the Registrant’s Executive Officers.*

10.4	Form of Equity/Long-Term Incentive Award Agreement for the Registrant’s Directors.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: April 20, 2012	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
Chief Executive Officer

Dated: April 20, 2012	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President, Finance and Administration