Form 10-Q
period 2012-06-30
CELL THERAPEUTICS INC
filed 2012-08-02
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-12465

CELL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Western Avenue, Suite 600 Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2012
Common Stock, no par value	283,408,995

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,755	$47,052
Prepaid expenses and other current assets	7,042	4,023

Total current assets	21,797	51,075
Property and equipment, net	8,376	3,604
Other assets	8,167	7,560

Total assets	$38,340	$62,239

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,522	$5,750
Accrued expenses	9,108	11,064
Warrant liability	10,355	—
Current portion of long-term obligations	396	970

Total current liabilities	33,381	17,784
Long-term obligations, less current portion	6,449	2,985

Total liabilities	39,830	20,769
Commitments and contingencies
Common stock purchase warrants	13,461	13,461
Shareholders’ equity (deficit):
Preferred stock, no par value:
Authorized shares - 1,666,666
Series 14 Preferred Stock, $1,000 stated value, 20,000 shares designated, 0 and 10,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	6,736
Common stock, no par value:
Authorized shares - 383,333,333
Issued and outstanding shares - 261,238,245 and 203,067,725 at June 30, 2012 and December 31, 2011, respectively	1,784,646	1,744,801
Accumulated other comprehensive loss	(7,919)	(8,035)
Accumulated deficit	(1,790,827)	(1,714,785)

Total CTI shareholders’ equity (deficit)	(14,100)	28,717
Noncontrolling interest	(851)	(708)

Total shareholders’ equity (deficit)	(14,951)	28,009

Total liabilities and shareholders’ equity (deficit)	$38,340	$62,239

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expenses:
Research and development	$8,959	$7,958	$17,129	$19,452
Selling, general and administrative	11,333	8,961	21,261	17,537
Acquired in-process research and development	29,108	—	29,108	—

Total operating expenses	49,400	16,919	67,498	36,989

Loss from operations	(49,400)	(16,919)	(67,498)	(36,989)
Other income (expense):
Investment and other income (expense), net	(99)	(78)	91	(53)
Interest expense	(3)	(222)	(8)	(573)
Amortization of debt discount and issuance costs	—	(140)	—	(307)
Foreign exchange gain (loss)	(696)	318	(312)	1,077

Other income (expense), net	(798)	(122)	(229)	144

Net loss before noncontrolling interest	(50,198)	(17,041)	(67,727)	(36,845)
Noncontrolling interest	60	44	143	114

Net loss attributable to CTI	(50,138)	(16,997)	(67,584)	(36,731)
Dividends and deemed dividends on preferred stock	(8,458)	(5,511)	(8,458)	(36,794)

Net loss attributable to CTI common shareholders	$(58,596)	$(22,508)	$(76,042)	$(73,525)

Basic and diluted net loss per common share	$(0.28)	$(0.14)	$(0.37)	$(0.47)

Shares used in calculation of basic and diluted net loss per common share	212,661	165,373	208,310	155,927

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss before noncontrolling interest	$(50,198)	$(17,041)	$(67,727)	$(36,845)

Other comprehensive income (loss):
Foreign currency translation adjustments	429	(216)	192	(776)
Net unrealized loss on securities available-for-sale:	(84)	(64)	(76)	(97)

Other comprehensive income (loss):	345	(280)	116	(873)

Comprehensive loss	(49,853)	(17,321)	(67,611)	(37,718)
Comprehensive loss attributable to noncontrolling interest	60	44	143	114

Comprehensive loss attributable to CTI	$(49,793)	$(17,277)	$(67,468)	$(37,604)

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(67,584)	$(36,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	29,108	—
Equity-based compensation expense	5,068	1,540
Depreciation and amortization	1,086	1,050
Provision for VAT assessments	(856)	—
Noncash interest expense	—	307
Noncontrolling interest	(143)	(114)
Other	(381)	(152)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,913)	319
Other assets	(664)	(2,598)
Accounts payable	2,584	366
Accrued expenses	(2,480)	(2,068)
Long-term obligations	3,978	(586)

Total adjustments	34,387	(1,936)

Net cash used in operating activities	(33,197)	(38,667)

Investing activities
Cash paid for purchases of property and equipment	(1,029)	(1,167)
Cash paid for acquisition of assets of S*BIO Pte Ltd.	(17,082)	—

Net cash used in investing activities	(18,111)	(1,167)

Financing activities
Proceeds from issuance of Series 8 preferred stock, warrants and additional investment right, net of issuance costs	—	23,213
Proceeds from issuance of Series 10 preferred stock, warrants and additional investment right, net of issuance costs	—	23,532
Proceeds from issuance of Series 12 preferred stock and warrants, net of issuance costs	—	15,128
Proceeds from issuance of Series 15 preferred stock and warrants, net of issuance costs	18,930	—
Cash paid for repayment of 7.5% convertible senior notes	—	(10,250)
Cash paid for transaction costs related to issuance of Series 14 preferred stock	(170)	—
Cash paid for repurchases of shares in connection with taxes on restricted stock vesting	(75)	(307)
Other	(4)	5,814

Net cash provided by financing activities	18,681	57,130

Effect of exchange rate changes on cash and cash equivalents	330	(1,058)
Net increase (decrease) in cash and cash equivalents	(32,297)	16,238
Cash and cash equivalents at beginning of period	47,052	22,649

Cash and cash equivalents at end of period	$14,755	$38,887

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7	$701

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Issuance of common stock upon exercise of common stock purchase warrants	$—	$17,485

Issuance of Series 9 preferred stock	$—	$25,000

Issuance of Series 11 preferred stock	$—	$24,957

Issuance of Series 16 preferred stock for acquisition of assets of S*BIO Pte Ltd.	$11,344	$—

Conversion of Series 9 preferred stock to common stock	$—	$25,000

Conversion of Series 11 preferred stock to common stock	$—	$24,957

Conversion of Series 12 preferred stock to common stock	$—	$10,647

Conversion of Series 14 preferred stock to common stock	$6,736	$—

Conversion of Series 15 preferred stock to common stock	$8,413	$—

Conversion of Series 16 preferred stock to common stock	$11,240	$—

Redemption of Series 8 and 10 preferred stock	$—	$36,638

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, focuses on the development, acquisition and commercialization of drugs for the treatment of cancer, an area with significant market opportunity that we believe is not adequately served by existing therapies. All of our current product candidates, including Pixuvri™ (pixantrone dimaleate), or Pixuvri, pacritinib, OPAXIO™ (paclitaxel poliglumex), or OPAXIO, tosedostat and brostallicin are under development.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration, or the FDA, in the United States, by the European Medicines Agency, or EMA, in the European Union, or EU, and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three- and six-months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

As of June 30, 2012, we also had a 67% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the noncontrolling interest in Aequus is reported below net loss in noncontrolling interest in the condensed consolidated statement of operations and condensed consolidated statements of comprehensive loss and shown as a component of equity in the condensed consolidated balance sheet.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for Pixuvri, pacritinib, OPAXIO, tosedostat and brostallicin.

Our available cash and cash equivalents were $14.8 million as of June 30, 2012. Subsequent to period end, we received approximately $15.0 million in gross proceeds from the issuance of preferred stock and warrants, see Note 6, Preferred Stock, for additional information. We do not expect that our existing cash and cash equivalents, including additional funds received to date, will be sufficient to fund our presently anticipated operations beyond the fourth quarter of 2012. This raises substantial doubt about our ability to continue as a going concern.

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

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $4.7 million and $5.0 million as of June 30, 2012 and December 31, 2011, respectively, of which $4.6 million and $4.7 million is included in other assets and $0.1 million and $0.3 million is included in prepaid expenses and other current assets as of June 30, 2012 and December 31, 2011, respectively. This receivable balance relates to our Italian operations and typically has a three year collection period. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Acquired in-process research and development

Costs to acquire in-process research and development projects and technologies which had no alternative future use and which had not reached technological feasibility were expensed as incurred.

Net Loss per Share

Basic net income (loss) per common share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of June 30, 2012 and 2011, options, warrants, unvested share awards, unvested share rights and convertible debt securities aggregating 59.7 million and 19.7 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

Level 1—Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, or other inputs that are observable directly or indirectly.

Level 3—Unobservable inputs that are supported by little or no market activity, requiring an entity to develop its own assumptions.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Recently Adopted Accounting Standards

In May 2011, the FASB issued guidance to enhance fair value measurement and disclosure requirements and provide a common framework between U.S. GAAP and IFRS. This guidance was effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this guidance on January 1, 2012 did not have a material impact on our condensed consolidated financial statements.

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Loss on Securities Available-for-sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2011	$(165)	$(7,870)	$(8,035)
Current period other comprehensive income (loss)	(76)	192	116

June 30, 2012	$(241)	$(7,678)	$(7,919)

3.	Lease Agreements

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

The following table summarizes the changes in the liability for excess facilities during the period ended June 30, 2012 (in thousands):

	2005 Activities	2010 Activities	Total Excess Facilities Liability
Balance at December 31, 2011	$215	$530	$745
Adjustments	(32)	(62)	(94)
Payments	(183)	(468)	(651)

Balance at June 30, 2012	$—	$—	$—

As of June 30, 2012, we have a $3.9 million receivable balance included in prepaid expenses and other current assets related to incentives for leasehold improvements and rent reimbursement under the terms of our operating lease for office space entered into January 2012. In addition, we have approximately $4.7 million in deferred rent recorded as of June 30, 2012, of which $0.4 million is included in current portion of long-term obligations and $4.3 million is included in long-term obligations, less current portion.

4.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2012 and 2011, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$671	$346	$1,016	$634
Selling, general and administrative	2,414	650	4,052	906

Share-based compensation expense included in operating expenses	$3,085	$996	$5,068	$1,540

For the three and six months ended June 30, 2012 and 2011, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
December 2012-2014 performance awards	$1,663	$—	$2,269	$—
Restricted stock	1,314	968	2,639	1,490
Options	108	28	160	50

Total share-based compensation expense	$3,085	$996	$5,068	$1,540

5.	Legal Proceedings

On December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $6,000 to $634,000 converted using the currency exchange rate as of June 30, 2012, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment we believe the likelihood that a pecuniary administrative sanction will be imposed on the Company for the violation asserted in clause (ii) is probable.

On April 14, 2009, December 21, 2009 and June 25, 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005 and 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $7.0 million, $3.2 million and $1.1 million converted using the currency exchange rate as of June 30, 2012, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the final decision of lower tax courts (i.e. the Provincial Tax Court or the Regional Tax Court) or of the Supreme Court is unfavourable to us, we may be requested to pay to the ITA an amount ranging from €2.9 million to €9.4 million, or approximately $3.7 million to $11.9 million converted using the currency exchange rate as of June 30, 2012, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

2003 VAT. On September 13, 2011, the Provincial Tax Court issued decision no. 229/3/2011 with which it (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the ITA liable to pay us €10,000, or approximately $13,000 converted using the currency exchange rate as of June 30, 2012, as partial refund of the legal expenses we incurred for our appeal. The ITA is entitled to appeal this decision to a higher court within thirteen months. We have not been notified of any appeal from the ITA.

2005 VAT. On January 13, 2011, the Provincial Tax Court issued decision No. 4/2010 in which it (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the ITA to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. As a result of this decision, our exposure for 2005 VAT assessment is currently reduced by the waiver of penalties of €2.6 million, or approximately $3.3 million converted using the currency exchange rate as of June 30, 2012.

On February 2, 2011, we paid the required VAT deposit of €1.5 million, or approximately $2.1 million converted using the currency exchange rate as of February 2, 2011 (including 50% of the assessed VAT, interest and collection fees). On March 25, 2011, we paid to the Italian collection agent an additional amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of March 25, 2011. The additional payment was for interest and collection fees during the suspension period. We do not believe this additional payment was due and we intend to pursue recovery of such payment through litigation. At the end of the first quarter of 2012, the ITA issued an additional notice of deposit payment for an amount of €0.5 million, or approximately $0.7 million converted using the currency exchange rate as of June 30, 2012 (including approximately 16.7% of the assessed VAT, interest and collection fees). Such amount has been partially offset with the refund of the deposit payment made for 2006 VAT (please refer to “2006 VAT” below). On April 10, 2012, an additional payment of €0.1 million, or approximately $0.1 million converted using the exchange rate as of April 10, 2012, was made to the ITA.

The ITA has appealed to the higher court against the decision that no penalties could be imposed on the Company. We do not believe that the Provincial Tax Court has carefully reviewed all of our arguments, relevant documents and other supporting evidence that our counsel filed and presented during the hearing, including an appraisal from an independent expert. Accordingly, we also filed an appeal against the Provincial Tax Court’s decision. The first hearing in front of the Regional Tax Court was held on July 5, 2012, but no decision has been issued.

2006 VAT. On October 18, 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2007 VAT case) with which it (i) fully accepted the merits of our appeal (ii) declared that no penalties can be imposed against us, and (iii) found for 2006 and 2007 VAT cases the ITA liable to pay us €10,000, or approximately $13,000 converted using the currency exchange rate as of June 30, 2012, as partial refund of the legal expenses incurred for the appeal.

On March 4, 2011, we paid to the ITA the required deposit in respect of the 2006 VAT for an amount of €0.4 million, or approximately $0.6 million converted using the currency exchange as of March 4, 2011 (including 50% of the assessed VAT, interest and collection fees). After the Provincial Tax Court’s decision at the end of the first quarter 2012, the ITA issued an order of refund of the deposit amount. Such refund was offset with the additional deposit payment made on April 10, 2012 for 2005 VAT (please refer to “2005 VAT” above).

The ITA has appealed to the higher court against this decision. We will defend against the ITA’s appeal before the higher Regional Tax Court. The Regional Tax Court has scheduled the first hearing for November 6, 2012.

2007 VAT. On October 18, 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2006 VAT case) in which the Provincial Tax Court (i) fully accepted the merits of our appeal (ii) declared that no penalties can be imposed against us, and (iii) found for 2006 and 2007 VAT cases the ITA liable to pay us €10,000, or approximately $13,000 converted using the currency exchange rate as of June 30, 2012, as partial refund of the legal expenses incurred for the appeal.

On September 26, 2011, we paid to the ITA the required deposit in respect of the 2007 VAT in the amount of €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of September 26, 2011 (including 50% of the assessed VAT, interest and collection fees). After the Provincial Tax Court’s decision at the end of the first quarter 2012, the ITA issued an order of refund of the deposit amount. Such refund has been suspended by the collection agent because of the assessment of social contribution due for an amount equal to €0.1 million, or approximately $0.1 million converted using the currency exchange rate as of June 30, 2012. We do not believe this social contribution was due and we are in the process of resolving the issue with the social contribution authorities.

The ITA has appealed to the higher court against this decision. We will defend against the ITA’s appeal before the higher Regional Tax Court. The Regional Tax Court has scheduled the first hearing for November 6, 2012.

Due to the change of the position for the VAT assessment cases, we have reduced the reserve for VAT assessed by €0.7 million, or approximately $0.8 million converted using the currency exchange rate as of June 30, 2012. Therefore, we have a reserve for VAT assessed, interest and collection fees totalling €2.0 million as of June 30, 2012, or approximately $2.5 million converted using the currency exchange rate as of June 30, 2012, of which $2.2 million included in long-term obligations, less current portion and $0.3 million of the reserve is accounted for as an offset to VAT receivable included in other assets.

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

In March 2010, three purported securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. On August 2, 2010, Judge Marsha Pechman consolidated the actions, appointed lead plaintiffs, and approved lead plaintiffs’

counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint, captioned Sabbagh v. Cell Therapeutics, Inc. (Case No. 2:10-cv-00414-MJP), naming the Company, Dr. James A. Bianco, Louis A. Bianco, and Craig W. Philips as defendants. The amended consolidated complaint alleges that defendants violated the federal securities laws by making certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The action seeks damages on behalf of purchasers of the Company’s stock during a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, defendants moved to dismiss the amended consolidated complaint. On February 4, 2011, the Court denied in large part the defendants’ motion. Defendants answered the amended consolidated complaint on March 28, 2011, and discovery commenced, with trial set for June 25, 2012. On December 14, 2011, the parties filed a letter with the Court indicating they had agreed to the general terms of a settlement, and asking the Court to remove the case deadlines from the Court calendar. On February 14, 2012, plaintiffs filed a motion for preliminary approval of the settlement, along with related documents. On March 16, 2012, the Court granted preliminary approval of the settlement, granted conditional certification to the proposed class, and approved the proposed forms of notice to the class. A settlement hearing occurred on July 20, 2012. The Court entered a Final Judgment and Order of Dismissal with Prejudice on July 25, 2012. The negotiated terms of the settlement include a $19.0 million dollar settlement fund, which the Company expects to be paid by the Company’s insurance carriers. As a result, there is no estimated loss to the Company.

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

In December 2011, we were informed of a decree by the Italian Ministry for Education, University and Research, or the Ministry, dated July 7, 2011 revoking a financial support granted to Novuspharma S.p.A. (now CTI, following the merger of Novuspharma into CTI in January 2004) in July 2002, or the Financial Support, and requesting the repayment of the amount paid to Novuspharma as grant for the expenses (i.e. €0.5 million, plus interest for an additional amount of €0.1 million) by January 15, 2012, or the Decree. The Financial Support was granted (following a proper application by Novuspharma) for a research project about new compounds for the treatment of tumors of the gastrointestinal area, or the Project. The initial amount of the Financial Support was (i) up to €2.3 million as a subsidized loan, and (ii) up to €2.5 million as a grant for expenses (a portion of which, corresponding to €0.5 million, was effectively paid to Novuspharma). Following the interruption of the Project in June 2004, due to unforeseeable technical reasons not ascribable to the beneficiary company, the Financial Support was reduced (i) to €0.6 million for the subsidized loan, and (ii) to €0.6 million for the grant for expenses. In 2005, we requested the Ministry to authorize the joint ownership of the Project by both Cell Therapeutics Europe S.r.l., or CTE, and the CTI Italian branch. In May 2007, the Ministry accepted such joint ownership of the Project subject to the issuance of a guarantee, or the Guarantee, for the portion corresponding to the subsidized loan, but we never issued such Guarantee. In 2009, CTI Italian branch’s research activities were terminated. Since we assert that the Decree is unlawful and that the relevant issuance represents a breach of the Ministry’s duty of good faith and an abuse of right, on February 13, 2012, we served a writ of summons upon the Ministry, suing it in the civil Court of Rome in order to have the Decree declared ineffective. However, if we are unable to successfully defend ourselves against the Decree issued by the Ministry, we may be requested to pay €0.6 million (i.e. the amount paid to Novuspharma as grant for the expenses plus interest, as described above), or approximately $0.8 million converted using the currency exchange rate as of June 30, 2012, plus counterparty’s attorney’s fees, litigation costs and additional default interest for the period lapsed between January 16, 2012 and the date of the effective payment. The Parties are currently negotiating a settlement agreement. In the meanwhile, (i) the Ministry interrupted the recovery process of the relevant financial support, anticipating a forthcoming rectification of the Decree and (ii) at the first hearing before the Court of Rome that took place on July 20, 2012, the Ministry failed to appear at the hearing, with the consequence that the Judge declared it in default of appearance, and CTI requested a postponement to continue the negotiations with the Ministry; the judge granted the postponement and the next hearing is now scheduled for April 5, 2013. At this time, considering the advanced status of the negotiations with the Ministry, the likelihood of an unfavorable outcome of these legal proceedings is remote.

In July 2012, a complaint was filed against the Company in the Superior Court of Washington for King County captioned GLY Construction Inc. v. Cell Therapeutics, Inc. and Selig Holdings Company (Case No. 12-2-22742-0 SEA), naming the Company and Selig Holdings Company as defendants. The complaint asserts claims for breach of contract, unjust enrichment/quantum meruit and lien foreclosure, and alleges that the Company failed to pay certain amounts to plaintiffs for work performed for construction improvements totaling approximately $4.0 million. The Company contends that these amounts should be offset by amounts owed under the lease agreement with Selig Holdings Company. The Company has accepted service of the complaint in this case but has not yet responded. This litigation is at an early stage, so no probability of loss can be predicted at this time.

        In March 2011, we entered into a license and co-development agreement, or the License Agreement, with Chroma Therapeutics, Ltd., or Chroma, providing us with exclusive marketing and co-development rights to Chroma’s drug candidate, tosedostat, in North, Central and South America. By a letter dated July 18, 2012 Chroma notified us that Chroma alleges breaches under the License Agreement. Chroma asserts that we have not complied with the License Agreement because we made decisions with respect to the development of tosedostat without the approval of the joint committees to be established pursuant to the terms of the License Agreement, did not hold meetings of those committees and have not used diligent efforts in the development of tosedostat. We dispute Chroma’s allegations and intend to vigorously defend our development activities and judgments. In particular, we dispute Chroma’s lack of diligence claim based in part on the appropriateness of completing the ongoing phase II combination trials prior to developing a phase III trial design. In addition, we believe that Chroma has failed to comply with its antecedent obligations with respect to the joint committees and failed to demonstrate an ability to manufacture tosedostat to the required standards under the terms of the License Agreement. Under the License Agreement there is a 90 day cure period for any nonpayment default, which period shall be extended to 180 days if the party is using efforts to cure. A party may terminate the License Agreement for a material breach only after arbitration in accordance with the terms of the License Agreement.

In addition to the litigation discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business, some of which may be covered in whole or in part by insurance.

6.	Preferred Stock

Series 14 Preferred Stock

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

Series 15 Preferred Stock

Series 15-1

In May 2012, we issued 20,000 shares of our Series 15 convertible preferred stock, or Series 15-1 preferred stock, which were convertible into 20.0 million shares of our common stock, and a warrant to purchase up to 13.3 million shares of our common stock for gross proceeds of $20.0 million. Issuance costs related to this transaction were approximately $1.3 million.

Each share of our Series 15-1 preferred stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series 15-1 preferred stock, plus any accrued and unpaid dividends before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 15-1 preferred stock was not entitled to dividends except to share in any dividends actually paid on our common stock or any pari passu or junior securities. The Series 15-1 preferred stock was convertible into our common stock, at the option of the holder, at an initial conversion price of $1.00 per share, subject to a 9.99% blocker provision or pursuant to certain automatic conversion provisions. The maximum percentage of the blocker provision referred to above would have automatically increased to 19.99% in the event of an automatic conversion. The Series 15-1 preferred stock had no voting rights except as otherwise expressly provided in our amended and restated articles of incorporation or as otherwise required by law.

The warrant has an exercise price of $1.092 per share of our common stock, was exercisable immediately on the date of issuance and expires five years from the date of issuance. If the price per share of our common stock is less than the exercise price of the warrant at any time while the warrant is outstanding, the warrant may be exchanged for shares of our common stock based on an exchange value, or the Exchange Value, derived from a specified Black-Scholes value formula, subject to certain limitations. We may elect to pay all or some of such Exchange Value in cash upon exchange by the holder. If we elect not to pay in cash, are unable to issue sufficient shares without shareholder approval and have not obtained shareholder approval within 90 days after an exchange notice is received, the Company will issue a note for the unpaid portion of the value payable one year thereafter. Since the warrant did not meet the additional considerations necessary for equity classification in the applicable authoritative guidance, we determined the warrant is a liability instrument that is marked to fair value with changes in fair value recognized through earnings at each reporting period. Upon issuance, we estimated the fair value of the warrant to be approximately $10.3 million. The warrant has not been exercised or exchanged as of June 30, 2012. The fair value of the warrant was approximately $10.4 million as of June 30, 2012. We classified the warrant as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value of the warrant are considered observable market data. Since the exercise price of the warrant exceeded the market price of our common stock on June 30, 2012, the warrant was exchangeable for an amount equal to the Exchange Value. The fair value of the warrant approximated the Exchange Value, which applied the following assumptions: (i) market price of our common stock of $0.91, (ii) an expected term of 5 years, (iii) volatility of 135%, (iv) no dividend yield, and (v) a risk-free rate of 0.7%. Assumptions (i) through (iv) are specified in the terms of the warrant agreement. The risk-free interest rate used in the Black-Scholes formula is based on the implied yield currently available for U.S. Treasury securities at maturity with an equivalent term.

For the three and six months ended June 30, 2012, we recognized $8.5 million in dividends and deemed dividends on preferred stock related to the beneficial conversion feature on our Series 15-1 preferred stock.

In May 2012, all shares of our Series 15-1 preferred stock were converted into shares of our common stock.

Series 15-2

Subsequent to period end, on July 30, 2012, we issued 15,000 shares of our Series 15 convertible preferred stock, or Series 15-2 preferred stock, which were convertible into 25.2 million shares of our common stock based on a conversion price of $0.59495 per share of common stock, and a warrant to purchase up to 16.8 million shares of our common stock for gross proceeds of $15.0 million. All shares of our Series 15-2 preferred stock were converted into shares of our common stock in July 2012. The warrant has substantially the same features as of the warrant issued with the Series 15-1 preferred stock as described above, with the exception of the exercise price of $0.61344 per share of common stock for the warrant issued with the Series 15-2 preferred stock.

7.	Acquisitions

In April 2012, we entered into an asset purchase agreement with S*BIO Pte Ltd., or S*BIO, to acquire all right, title and interest in, and assume certain liabilities relating to, certain intellectual property and other assets related to compounds SB1518 (also referred to as “pacritinib”) and SB1578, or the Seller Compounds, which inhibit Janus Kinase 2, commonly referred to as JAK2. In consideration of the assets and rights acquired under the agreement, we made an upfront payment of $15.0 million in cash and issued 15,000 shares of Series 16 convertible preferred stock, or Series 16 Preferred Stock, to S*BIO at the closing in May 2012. Each share of Series 16 preferred stock had a stated value of $1,000 per share and was convertible into shares of our common stock at an initial conversion price of $1.19 per share, subject to certain adjustments and a 19.99% blocker provision. All outstanding shares of Series 16 Preferred Stock were automatically converted into 12.6 million shares of our common stock in June 2012.

The total initial purchase consideration is as follows (in thousands):

Cash	$15,000
Fair value of Series 16 Preferred Stock	11,344
Transaction costs	2,764

Total initial purchase consideration	$29,108

The transaction was treated as an asset acquisition as it was determined that the assets acquired did not meet the definition of a business. We determined that the acquired assets can only be economically used for the specific and intended purpose and have no alternative future use after taking into consideration further research and development, regulatory and marketing approval efforts required in order to reach technological feasibility. Accordingly, the entire initial purchase consideration of $29.1 million was immediately expensed to Acquired in-process research and development. The contingent consideration arrangement as discussed below will be recognized when the contingency is resolved and the consideration is paid or becomes payable.

As part of the consideration, S*BIO also has a contingent right to certain milestone payments from us up to an aggregate amount of $132.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any Seller Compound for use for specific diseases, infections or other conditions. In addition, S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low, single digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

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

OVERVIEW

We develop, acquire and commercialize novel treatments for cancer. Our goal is to build a leading biopharmaceutical company with a diversified portfolio of proprietary oncology drugs. Our development, acquisition and in-licensing activities concentrate on identifying and developing new, less toxic and more effective ways to treat cancer. We are currently focusing our efforts on the European launch of PixuvriTM (pixantrone dimaleate), or Pixuvri, an ongoing Phase III trial of Pixuvri and the development of pacritinib and tosedostat. We continue work with OPAXIO™ (paclitaxel poliglumex), or OPAXIO, and brostallicin through a cooperative group and investigator initiated studies. We also continue to evaluate additional novel clinical stage compounds to expand our hematologic cancer product pipeline. We are interested in compounds or products that are complementary to our existing pipeline.

As of June 30, 2012, we had incurred aggregate net losses of approximately $1.8 billion since inception. We expect to continue to incur operating losses for at least the next couple of years.

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

On January 3, 2012, we announced that ODAC was scheduled to review our resubmitted NDA for Pixuvri on February 9, 2012. On January 30, 2012, we announced that we had voluntarily withdrawn our resubmitted NDA for Pixuvri. The NDA was withdrawn because, after communications with the FDA, we needed additional time to prepare for the review of the NDA by ODAC at its February 9, 2012 meeting. Prior to withdrawing the NDA, we requested that the FDA consider rescheduling the review of the NDA to the ODAC meeting to be held in late March. The FDA was unable to accommodate our request to reschedule, and given the April 24, 2012 PDUFA date, the only way to have Pixuvri possibly considered at a later ODAC meeting was to withdraw and later resubmit the NDA. We are planning to meet with regulatory authorities to discuss our resubmission strategy which we would like to include data generated from our ongoing PIX-R® trial, or PIX306, phase III study and therefore the resubmission of the NDA would occur beyond year-end 2012.

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

In March 2011, we initiated the PIX-R trial, or PIX306, to study Pixuvri in combination with rituximab in patients with relapsed or refractory aggressive B-cell NHL. The trial will compare a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. The PIX-R trial utilizes overall survival, or OS, as the primary endpoint of the study, with a secondary endpoint of progression free survival, or PFS. The PIX-R trial is targeting to enroll approximately 350 patients and will include patients who have failed at least one line of previous therapy and patients who are not candidates for myeloablative chemotherapy and stem cell transplant. We had discussions with the DHP relating to a Special Protocol Assessment, or SPA, and following these discussions we determined that we would not pursue a SPA. The DHP noted that we could conduct a study utilizing PFS along with OS as co-primary endpoints which would be an acceptable design outside of the formal SPA process. At the initiation of the study, co-primary endpoints of OS and PFS were used. Subsequently, an amendment was made to the study protocol in January 2012, to make OS the sole primary endpoint, and PFS a secondary endpoint. As this study is being conducted without a SPA, regulatory acceptability will depend on the magnitude of the difference between the trial study arms as well as a risk and benefit analysis.

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

On February 17, 2012, Pixuvri was granted a positive opinion for conditional approval from the EMA’s CHMP. On May 10, 2012, Pixuvri received conditional marketing authorization in the EU from the European Commission as monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive NHL. The decision allows us to market Pixuvri in the 27 Member States of the EU as well as in Iceland, Liechtenstein and Norway. Pixuvri is currently available in the EU, through a named patient program. We plan to market and commercialize Pixuvri in the EU starting in the second half of 2012. We have entered an agreement with Quintiles Commercial Europe Limited, or Quintiles, under which we will interview, approve for hire, train and manage a sales force for Pixuvri in the EU. While the sales force would be dedicated to Pixuvri they are not our employees but Quintiles employees. We believe this is a cost effective way to launch Pixuvri in the EU.

Similar to accelerated approval regulations in the US, conditional marketing authorizations are granted in the EU to medicinal products with a positive benefit/risk assessment that address unmet medical needs and whose availability would result in a significant public health benefit. A conditional marketing authorization is renewable annually. Under the provisions of the conditional marketing authorization for Pixuvri, we will be required to complete a post-marketing study aimed at confirming the clinical benefit previously observed.

The EMA’s CHMP has accepted PIX306, our ongoing randomized controlled phase III clinical trial, which compares Pixuvri-rituximab to gemcitabine-rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. As a condition of approval, we have agreed to have the PIX306 clinical trial results available by June 2015.

Pixuvri for metastatic breast cancer

Pixuvri has also been studied in patients with HER2-negative metastatic breast cancer who have tumor progression after at least two, but not more than three, prior chemotherapy regimens. In the second quarter of 2010, the NCCTG opened this phase II study for enrollment. The study is closed to accrual and results were presented in June 2012 at the American Society of Clinical Oncology Annual Meeting. No further development is planned in this indication.

Pacritinib

In April 2012, we entered into an asset purchase agreement with S*BIO, or the S*BIO Agreement, to acquire all right, title and interest in, and assume certain liabilities relating to, certain intellectual property and other assets related to compounds SB1518 (also referred to as “pacritinib”) and SB1578, or the Seller Compounds, which inhibit Janus kinase 2, commonly referred to as JAK2. Under the terms of the S*BIO Agreement, we made an initial payment of $2 million in cash at signing. In consideration of the assets and rights acquired under the agreement, we made an additional payment of $13 million in cash and issued 15,000 shares of Series 16 Preferred Stock, convertible into common stock, to S*BIO at the closing in May 2012. The shares of preferred stock were automatically converted into 12.6 million shares of our common stock in June 2012. The S*BIO Agreement also includes regulatory success- and sales-based milestone payments, as well as single digit royalties on net sales. We will be solely responsible for development and commercialization activities of pacritinib worldwide.

Pacritinib is an oral, once a day, tyrosine kinase inhibitor, or TKI, with dual activity against JAK2 and FMS-like tyrosine kinase 3, or FLT3. Mutations in these kinases have been shown to be directly related to the development of a variety of blood related cancers including myeloproliferative neoplasms, leukemia, and lymphoma. Pacritinib has demonstrated encouraging results in phase I and II studies for patients with myelofibrosis and we expect the phase III study in this disease to initiate in the fourth quarter of 2012.

OPAXIO

OPAXIO, which we have previously referred to as XYOTAX, is our novel biologically-enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. We are currently focusing our development of OPAXIO on ovarian, brain (glioblastoma), and locally advanced head and neck cancer.

OPAXIO for ovarian cancer

We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. In April 2004, we announced that we entered into a clinical trial agreement with the Gynecologic Oncology Group, or GOG, to perform a phase III trial, or the GOG0212 trial. As such, the GOG0212 trial is conducted and managed by the GOG. The trial is expected to enroll 1,100 patients with 902 patients enrolled as of June 30, 2012. On February 21, 2012, we were informed that the Data Monitoring Committee for GOG0212 adopted an amendment to the study’s statistical analysis plan, or SAP, to perform four interim analyses instead of the previously-planned single interim analysis allowing for an earlier analysis of survival results than previously noted. The first interim analysis is expected to take place when 109, versus the previously-planned 138, events occur in the control arm. There are early stopping criteria for either success or futility. The final fifth analysis would be conducted when 301, versus the previously-planned 277, events have occurred in the control arm. Based on feedback from the GOG, the GOG Data Monitoring Committee currently plans to conduct its first interim analysis of overall survival in 2013.

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

OPAXIO for esophageal cancer

In June 2009, we announced that, in a study released from Brown University at the 2009 ASCO Annual Meeting, patients with cancer of the lower esophagus had evidence of a high pathological complete response rate when given OPAXIO in addition to cisplatin and full-course radiotherapy. In this phase II clinical trial study, data suggests that OPAXIO may provide enhanced radiation sensitization as compared to standard therapy. No further development is planned in this indication.

OPAXIO for locally advanced head and neck cancer

A phase I/II study of OPAXIO combined with radiotherapy and cisplatin was initiated by SUNY Upstate Medical University, in patients with locally advanced head and neck cancer. Preliminary results are expected to be presented mid-2013.

Tosedostat

In March 2011, we entered into a co-development and license agreement with Chroma, providing us with exclusive marketing and co-development rights to Chroma’s drug candidate, tosedostat, in North, Central and South America. Tosedostat is an oral, aminopeptidase inhibitor that has demonstrated significant anti-tumor responses in blood related cancers and solid tumors in phase I-II clinical trials. Final results from the phase II OPAL study of tosedostat in elderly patients with relapsed or refractory AML were presented in December 2011 at the 2011 American Society of Hematology Annual Meeting. These results showed that once-daily, oral doses of tosedostat had predictable and manageable toxicities and results demonstrated encouraging response rates including a high-response rate among patients who received prior hypomethylating agents, which are used to treat myelodysplastic syndrome, or MDS, a precursor of AML. There are two ongoing phase II investigator-sponsored trials examining the activity of combining tosedostat with hypomethylating agents (HMAs). We expect that data from these trials may be used to determine the appropriate phase III trial design which is expected to initiate in 2013.

By a letter dated July 18, 2012 Chroma notified us that Chroma alleges breaches under the License Agreement. Chroma asserts that we have not complied with the License Agreement because we made decisions with respect to the development of tosedostat without the approval of the joint committees to be established pursuant to the terms of the License Agreement, did not hold meetings of those committees and have not used diligent efforts in the development of tosedostat. We dispute Chroma’s allegations and intend to vigorously defend our development activities and judgments. In particular, we dispute Chroma’s lack of diligence claim based in part on the appropriateness of completing the ongoing phase II combination trials prior to developing a phase III trial design. In addition, we believe that Chroma has failed to comply with its antecedent obligations with respect to the joint committees and failed to demonstrate an ability to manufacture tosedostat to the required standards under the terms of the License Agreement. Under the License Agreement there is a 90 day cure period for any nonpayment default, which period shall be extended to 180 days if the party is using efforts to cure. A party may terminate the License Agreement for a material breach only after arbitration in accordance with the terms of the License Agreement.

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

Research and Preclinical Development

Platinates are an important class of chemotherapy agents used to treat a wide variety of cancers. There are three platinates currently commercially available (cisplatin, carboplatin, and oxaliplatin), which are first-line agents in ovarian cancer, lung cancer, testicular cancer, and colorectal cancer, as well as a broad variety of other diseases. We are developing the dinuclear-platinum complex CT-47463. CT-47463 has a different mechanism of action than the commercially available platinum compounds and is substantially more active on many preclinical models including those with resistance to monoplatinates. We initiated active pharmaceutical ingredient and formulation development as prerequisites to IND enabling activities for bisplatinates. Depending on our resources and priorities, we may choose to discontinue additional pre-IND work or seek to out-license the product to another third party.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 and 2011

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

Our research and development expenses for compounds under development and preclinical development are as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Compounds under development:
Pixuvri	$2,228	$3,589
Pacritinib	14	—
OPAXIO	399	413
Tosedostat	1,122	616
Brostallicin	21	39
Operating expenses	5,127	3,279
Research and Preclinical Development	48	22

Total research and development expenses	$8,959	$7,958

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel and an allocation of occupancy expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with bisplatinates development as well as external laboratory services associated with other compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for Pixuvri, pacritinib, OPAXIO, tosedostat and brostallicin are $79.3 million, $14,000 (excluding in-process research and development associated with the acquisition of S*BIO assets), $225.4 million, $8.5 million and $9.5 million, respectively. Costs for Pixuvri prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for pacritinib prior to our acquisition of S*BIO assets in May 2012 are also excluded from this amount. Costs for tosedostat prior to our co-development and license agreement with Chroma are also excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount.

Research and development expenses increased to approximately $9.0 million for the three months ended June 30, 2012 from approximately $8.0 million for the three months ended June 30, 2011. Pixuvri costs decreased primarily due to a decrease in clinical activity associated with the wind-down of the PIX203 trial and a reduction in costs associated with the PIX306 trial. These decreases were partially offset by an increase in costs associated with regulatory activities. Costs for pacritinib relate primarily to clinical development and regulatory activities incurred subsequent to the acquisition of related assets from S*BIO. Costs for our OPAXIO program decreased primarily due to a decrease in clinical activity. Costs for tosedostat increased primarily due to an increase in manufacturing activity.

Costs for brostallicin relate primarily to clinical development activities associated with phase I and phase II studies. Our operating expenses increased primarily due to increases in non-cash share-based compensation expense, occupancy costs associated with our new office lease and recruiting and consulting activities associated with our clinical development group. Additional increases consisted of costs associated with an increase in average number of personnel between comparable periods and bonus expense.

Our drug candidates Pixuvri, pacritinib, OPAXIO, tosedostat and brostallicin are currently in clinical development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our drugs progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Completion of clinical trials depends on, among other things, the number of patients available for enrollment in a particular trial, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. We have drug candidates that are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates.

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

Pixuvri. Pixuvri is an aza-anthracenedione that has distinct structural and physiochemical properties that make its anti-tumor unique in this class of agents. The novel pharmacologic differences between Pixuvri and the other agents in the class may allow re-introduction of anthracycline-like potency in the treatment of patients who are otherwise at their lifetime recommended doxorubicin exposure. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of Pixuvri because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of Pixuvri will be completed or when we will be able to generate material net cash inflows.

Pacritinib. Pacritinib is an oral, once a day, TKI with dual activity against JAK2 and FLT3. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of pacritinib because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of pacritinib will be completed or when we will be able to begin commercializing pacritinib to generate material net cash inflows.

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

Brostallicin. Brostallicin is a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity. The NCCTG is conducting a phase II study of brostallicin in combination with cisplatin in patients with mTNBC. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of brostallicin because, among other reasons, a third party is conducting the clinical trial of brostallicin and even after a clinical trial has been enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of brostallicin will be completed or when we will be able to begin commercializing brostallicin to generate material net cash inflows.

Bisplatinates (CT-47463). Cisplatin is a platinum-based chemotherapy drug used to treat a wide variety of cancers. We are developing new analogues of the dinuclear-platinum complex, or CT-47463, that is more potent than cisplatin. CT-47463 is endowed with a unique mechanism of action, active in preclinical studies on a large panel of tumor models, sensitive and refractory to cisplatin, and has a safety profile comparable to that of cisplatin. The novel bisplatinum analogues are rationally designed and synthesized to have improved biopharmaceutical properties that reduce the intrinsic reactivity of the molecule and that demonstrate preclinical anti-tumor efficacy in solid tumor models. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of CT-47463 because, among other reasons, no clinical trial design for CT-47463 has been developed yet and even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of CT-47463 will be completed or when we will be able to begin commercializing CT-47463 to generate material net cash inflows.

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in the following risk factors, which begin on page 33 of this Form 10-Q: “Our financial condition may be harmed if third parties default in the performance of contractual obligations.”; “We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced stage ovarian cancer and as a radiation sensitizer.”; “We are subject to extensive government regulation.”; “Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.”; “If we do not successfully develop our product candidates into marketable products, we may be unable to generate significant revenue or become profitable.”; and “We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.”

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $11.3 million for the three months ended June 30, 2012 from approximately $9.0 million for the three months ended June 30, 2011. This increase was primarily related to a $2.3 million increase in consulting and other professional services associated with the commercial launch of Pixuvri in the EU and a $1.8 million increase in noncash share-based compensation. These increases were partially offset by a $1.3 million decrease in legal services and a $0.8 million decrease related to the VAT assessment associated with our CTI (Europe) operations.

Acquired in-process research and development. Acquired in-process research and development for the three months ended June 30, 2012 relates to charges of $29.1 million recorded in connection with our acquisition of assets of S*BIO.

Interest expense. Interest expense decreased to approximately $3,000 for the three months ended June 30, 2012 from approximately $0.2 million for the three months ended June 30, 2011. We retired the remaining $10.9 million outstanding principal balance of our 5.75% convertible senior notes in December 2011, resulting in a decrease in interest expense in the second quarter of 2012 as compared to the same period in 2011.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended June 30, 2011 is related to the amortization of debt discount and issuance costs incurred on our 5.75% convertible senior notes.

Foreign exchange gain (loss). The foreign exchange loss for the three months ended June 30, 2012 and foreign exchange gain for the three months ended June 30, 2011 is due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

Six months ended June 30, 2012 and 2011

Research and development expenses. Our research and development expenses for compounds under development and preclinical development are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Compounds under development:
Pixuvri	$5,769	$6,033
Pacritinib	14	—
OPAXIO	870	980
Tosedostat	1,551	5,616
Brostallicin	124	40
Operating expenses	8,657	6,724
Research and preclinical development	144	59

Total research and development expenses	$17,129	$19,452

Research and development expenses decreased to approximately $17.1 million for the six months ended June 30, 2012 from approximately $19.5 million for the six months ended June 30, 2011. Pixuvri costs decreased primarily due to a decrease in clinical activity associated with the wind-down of the PIX203 study. This decrease was partially offset by an increase in costs associated with regulatory activities. Costs for pacritinib relate primarily to clinical development and regulatory activities incurred subsequent to the acquisition of related assets from S*BIO. Costs for our OPAXIO program decreased primarily due to a decrease in clinical development activities. Costs for tosedostat decreased primarily due to the $5.0 million upfront license fee upon execution of the co-development and license agreement with Chroma incurred during the six months ended June 30, 2011. This decrease was partially offset by increases in clinical development and manufacturing activities. Costs for brostallicin increased primarily due to an increase in costs associated with clinical development activities related to phase I and phase II studies, in addition to an increase in costs associated with manufacturing activities. Our operating expenses increased primarily due to increases in noncash share-based compensation expense, occupancy costs associated with our new office lease and increases in recruiting and consulting activities associated with our clinical development group. Additional increases consisted of costs associated with an increase in average number of personnel between comparable periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $21.3 million for the six months ended June 30, 2012 from approximately $17.5 million for the six months ended June 30, 2011. This increase was primarily related to a $3.1 million increase in noncash share-based compensation and a $2.4 million increase in consulting and other professional services associated with the commercial launch of Pixuvri in the EU. These increases were partially offset by a $1.6 million decrease in legal services and a $0.8 million decrease related to the VAT assessment associated with our CTI (Europe) operations.

Acquired in-process research and development. Acquired in-process research and development for the six months ended June 30, 2012 relates to charges of $29.1 million recorded in connection with our acquisition of assets of S*BIO.

Interest expense. Interest expense decreased to approximately $8,000 for the six months ended June 30, 2012 from approximately $0.6 million for the six months ended June 30, 2011. We retired the remaining $10.3 million outstanding principal balance of our 7.5% convertible senior notes in April 2011 and the remaining $10.9 million outstanding principal balance of our 5.75% convertible senior notes in December 2011, upon maturity.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the six months ended June 30, 2011 is primarily related to the amortization of debt discount and issuance costs incurred on our 5.75% and 7.5% convertible senior notes.

Foreign exchange gain (loss). The foreign exchange loss for the six months ended June 30, 2012 and foreign exchange gain for the six months ended June 30, 2011 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches denominated in foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had approximately $14.8 million in cash and cash equivalents. Subsequent to period end, we received approximately $15.0 million in gross proceeds from the issuance of preferred stock and warrants, see Note 6, Preferred Stock, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Net cash used in operating activities decreased to approximately $33.2 million during the six months ended June 30, 2012 compared to approximately $38.7 million for the same period during 2011 primarily due to a one-time upfront payment of $5.0 million in March 2011 related to the licensing of tosedostat, which is included in research and development expense, and a decrease in cash paid for interest on our convertible notes. We retired the remaining outstanding balances of our convertible notes in 2011.

Net cash used in investing activities increased to approximately $18.1 million for the six months ended June 30, 2012 compared to $1.2 million for the six months ended June 30, 2011 as a result of $17.1 million paid for acquisition of assets of S*BIO. See Note 7, Acquisitions, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q for additional information.

Net cash provided by financing activities was approximately $18.7 million for the six months ended June 30, 2012. In May 2012, we received approximately $18.9 million in net proceeds from the issuance of our Series 15-1 preferred stock and warrant to purchase up to 13.3 million shares of common stock. These proceeds were offset by $0.2 million cash paid in 2012 for transaction costs associated with the issuance of Series 14 preferred stock and $0.1 million cash paid for the repurchase of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees. Net cash provided by financing activities of approximately $57.1 million for the six months ended June 30, 2011 was primarily due to the issuances of our preferred stock. In January 2011, we received approximately $23.2 million in net proceeds from the issuance of our Series 8 Preferred Stock, warrants to purchase up to 3.8 million shares of common stock and an additional investment right to purchase shares of our Series 9 Preferred Stock. In February 2011, we received approximately $23.5 million in net proceeds from the issuance of our Series 10 preferred stock, warrants to purchase up to 4.3 million shares of common stock and an additional investment right to purchase shares of our Series 11 Preferred Stock. In May 2011, we received approximately $15.1 million in net proceeds from the issuance of our Series 12 preferred stock and warrants to purchase up to 3.0 million shares of common stock. These proceeds were offset by a $10.3 million payment to fully retire the outstanding principal balance on our 7.5% convertible senior notes in April 2011 and $0.3 million cash paid for the repurchase of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees. In addition, $5.8 million of funds received in advance of closing of our Series 13 preferred transaction is included in other financing activities for the six months ended June 30, 2011.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for Pixuvri, pacritinib, OPAXIO, tosedostat and brostallicin. We do not expect that our existing cash and cash equivalents¸ including additional funds received to date, will be sufficient to fund our presently anticipated operations beyond the fourth quarter of 2012. This raises substantial doubt about our ability to continue as a going concern.

Accordingly, we will need to raise additional funds and are currently exploring alternative sources of financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources. However, we may not have sufficient authorized shares.

Our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	regulatory approval of our products;

•	success in acquiring or divesting products, technologies or businesses;

•	progress in and scope of our research and development activities;

•	finding appropriate partners for the development and commercialization of our products if they are approved for marketing;

•	litigation and other disputes; and

•	competitive market developments.

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

The following table includes information relating to our contractual obligations as of June 30, 2012 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases:
Facilities	$22,197	$1,759	$4,356	$4,408	$11,674
Long-term obligations (1)	30	4	26	—	—
Purchase commitments	2,967	1,971	545	451	—

	$25,194	$3,734	$4,927	$4,859	$11,674

(1)	This amount does not include long-term obligations of $4.7 million related to deferred rent and $2.2 million related to the reserve for VAT assessments.

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

Additional Milestone Activities

Chroma Therapeutics, Ltd.

We have an agreement with Chroma, the License Agreement, under which we have an exclusive license to certain technology and intellectual property controlled by Chroma to develop and commercialize the drug candidate, tosedostat, in North, Central and South America, or the Licensed Territory. Pursuant to the terms of the License Agreement, we paid Chroma an upfront fee of $5.0 million upon execution of the agreement and will make a milestone payment of $5.0 million upon the initiation of the first pivotal trial, which is expected to commence in 2013. The License Agreement also includes additional development- and sales-based milestone payments related to AML and certain other indications, up to a maximum amount of $209.0 million payable by us to Chroma if all development and sales milestones are achieved.

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

We will oversee and be responsible for performing the development operations and commercialization activities in the Licensed Territory and Chroma will oversee and be responsible for performing the development operations and commercialization activities worldwide except for the Licensed Territory, or the ROW Territory. Development costs may not exceed $50.0 million for the first three years of the License Agreement unless agreed by the parties and we will be responsible for 75% of all development costs, while Chroma will be responsible for 25% of all development costs, subject to certain exceptions. Chroma is responsible for the manufacturing of tosedostat for development purposes in the Licensed Territory and the ROW Territory in accordance with the terms of the Chroma Supply Agreement. We have the option of obtaining a commercial supply of tosedostat from Chroma or from another manufacturer at our sole discretion in the Licensed Territory. The License Agreement may be terminated by us at our convenience upon 120 days’ written notice to Chroma. The License Agreement may also be terminated by either party following a material breach by the other party subject to notice and cure periods.

By a letter dated July 18, 2012 Chroma notified us that Chroma alleges breaches under the License Agreement. Chroma asserts that we have not complied with the License Agreement because we made decisions with respect to the development of tosedostat without the approval of the joint committees to be established pursuant to the terms of the License Agreement, did not hold meetings of those committees and have not used diligent efforts in the development of tosedostat. We dispute Chroma’s allegations and intend to vigorously defend our development activities and judgments. In particular, we dispute Chroma’s lack of diligence claim based in part on the appropriateness of completing the ongoing phase II combination trials prior to developing a phase III trial design. In addition, we believe that Chroma has failed to comply with its antecedent obligations with respect to the joint committees and failed to demonstrate an ability to manufacture tosedostat to the required standards under the terms of the License Agreement. Under the License Agreement there is a 90 day cure period for any nonpayment default, which period shall be extended to 180 days if the party is using efforts to cure. A party may terminate the License Agreement for a material breach only after arbitration in accordance with the terms of the License Agreement.

S*BIO Pte Ltd

Pursuant to the S*BIO Agreement, we acquired the Seller Compounds, which inhibit Janus Kinase 2, commonly referred to as JAK2, and we made an initial payment of $2 million in cash at signing. In consideration of the assets and rights acquired under the S*BIO Agreement, we made an additional payment of $13 million in cash and issued 15,000 shares of our Series 16 Preferred Stock, which were automatically converted into 12.6 million shares of our common stock, to S*BIO. The S*BIO Agreement also provides S*BIO with a contingent right to certain milestone payments from us up to an aggregate amount of $132.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any Seller Compound for use for specific diseases, infections or other conditions. In addition, S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low, single digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

At our election, we may pay up to 50% of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock, provided that in no event will the issuances of our common stock or preferred stock in connection with the asset purchase, in the aggregate, equal or exceed 20% of our common stock or voting power outstanding as of the date of the S*BIO Agreement, except with the prior approval of our shareholders. At our annual meeting of shareholders scheduled to be held on August 31, 2012, we are asking our shareholders to approve the shares issued to S*BIO in connection with, or to finance, the acquisition of the Seller Compounds and approval to, at our option, issue shares of our common stock or shares of our preferred stock in lieu of cash for up to 50% of the milestone payments that may be made to S*BIO.

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

Gynecologic Oncology Group

We have an agreement with the GOG related to the GOG0212 trial, which the GOG is conducting. We recorded a $1.7 million payment due to the GOG based on the 800 patient enrollment milestone achieved in the second quarter of 2011, of which $1.3 million is outstanding and included in accounts payable as of June 30, 2012. Under this agreement, we are required to pay up to $1.8 million in additional milestone payments related to the trial, of which $0.5 million will become due upon receipt of the interim analysis and data transfer which may occur in 2013. There were 902 patients enrolled as of June 30, 2012.

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

As of June 30, 2012, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to exercise its option to participate in the development and commercialization of Pixuvri or exercise its Development Rights for OPAXIO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of June 30, 2012, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial affect on our earnings. In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. As of June 30, 2012, we had a net asset balance excluding intercompany payables and receivables in our European branches and subsidiaries denominated in euros. As of June 30, 2012, if the euro had been 20% weaker against the dollar, our net asset balance would have decreased by approximately $1.2 million as of this date.

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

We have reviewed the accompanying condensed consolidated balance sheet of Cell Therapeutics, Inc. as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive loss for the three- and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month period ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Note 1 of the Company’s audited financial statements as of December 31, 2011, and for the year then ended disclosed that the Company did not expect that their existing cash and cash equivalents would be sufficient to fund their operations through the second quarter of 2012. Our auditors’ report on those financial statements included an explanatory paragraph referring to the matters in Note 1 of those financial statements indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 1 of the Company’s unaudited interim financial statements as of June 30, 2012, and for the three and six months then ended, the Company was still unable to secure sufficient funds to fund their operations beyond the fourth quarter of 2012. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Cell Therapeutics, Inc. as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2012, we expressed an unqualified opinion on those financial statements. Our report included an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicated that these matters raised substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

San Francisco, California

August 2, 2012

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Part I under the caption “Item 1. Financial Statements—Note 5. Legal Proceedings” and is incorporated by reference herein.

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

We have substantial operating expenses associated with the development of our product candidates and as of June 30, 2012, we had cash and cash equivalents of $14.8 million. Subsequent to period end, we received approximately $15.0 million in gross proceeds from the issuance of preferred stock and warrants, see Note 6, Preferred Stock, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q for additional information. We do not expect that our existing cash and cash equivalents, including funds received to date, will provide sufficient working capital to fund our presently anticipated operations beyond the fourth quarter of 2012. There can be no assurance that we will have sufficient earnings, access to liquidity or cash flow in the future to meet our operating expenses and other obligations.

Raising additional capital will likely require that we issue additional shares of our common stock. Because of the number of shares reserved for, and to be reserved for, issuance under various convertible securities, derivative securities and otherwise, we have very few authorized shares of common stock available for issuance and it can be difficult for us to obtain an increase in our authorized shares. We are seeking shareholder approval to increase our authorized shares from 384,999,999 to 751,666,666 and to increase the total number of our authorized shares of common stock from 383,333,333 to 750,000,000 shares at our upcoming annual meeting of shareholders scheduled for August 31, 2012, or the Annual Meeting. If we do not have enough shares authorized to effect an equity financing, our ability to raise capital through equity financings may be harmed. To the extent that we raise additional capital through the sale of equity securities, or securities convertible into our equity securities, our shareholders may experience dilution of their proportionate ownership of us.

We may not be able to raise such capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets. In addition, some financing alternatives may require us to meet additional regulatory requirements in the European Union (including Italy) and the United States and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain additional funding. If adequate funds are not otherwise available, we will further curtail operations significantly, including the delay, modification or cancellation of operations and plans related to Pixuvri, pacritinib, OPAXIO, tosedostat and brostallicin and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to Pixuvri, pacritinib, OPAXIO, tosedostat, brostallicin and bisplatinates.

We need to implement a reduction in expenses across our operations if we are unable to secure additional financing.

We need substantial additional capital to fund our current operations, particularly in light of the cash needed to fund development of our drug candidates. If we are unable to secure additional financing on acceptable terms in the near future, we will need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, could provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms and reduce our expenses, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, seek bankruptcy protection, or otherwise modify our business strategy, which could materially harm our future business prospects.

Our common stock is listed on The NASDAQ Capital Market and the Mercato Telematico Azionario stock market in Italy, or the MTA, and we may not be able to maintain those listings or trading on these exchanges may be halted or suspended, which may make it more difficult for investors to sell shares of our common stock.

The closing bid price of our common stock has been below the minimum $1.00 per share requirement for continued listing of our common stock on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). On June 29, 2012, we received a notification from NASDAQ indicating non-compliance with this requirement and providing a grace period of 180 calendar days to regain compliance with this requirement or be delisted if we do not regain compliance. This notification has no immediate effect on the listing of or the ability to trade our common stock. NASDAQ Listing Rule 5810(c)(3)(A) provides us with a grace period of 180 calendar days, or until December 26, 2012, to regain compliance. We will achieve compliance if the closing bid price of the common stock is $1.00 per share or more for a minimum of 10 consecutive business days before December 26, 2012. We may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market. If we meet the initial listing criteria, with the exception of bid price, we may be granted an additional 180 calendar day compliance period. We cannot guarantee that we will be able to regain compliance with the minimum bid price requirement before December 26, 2012. We cannot assure that we will meet the initial listing criteria required to receive an additional 180 calendar day compliance period or that NASDAQ will grant us an additional grace period. If our board of directors exercises its discretion to approve a reverse stock split to seek to regain compliance with the NASDAQ listing requirements and increase the per share trading price of our common stock, the announcement of the reverse stock split could adversely affect the trading price per share even if we ultimately regain compliance.

If our common stock ceases to be listed for trading on The NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Furthermore, our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under any future indebtedness which would accelerate the maturity date of such future debt or trigger other obligations. Delisting from NASDAQ could also affect our ability to maintain our listing on the Borsa Italiana. Trading in our common stock has been halted or suspended in the past and may also be halted or suspended due to market or trading conditions at the discretion of NASDAQ, the Commissione Nazionale per le Società e la Borsa, or “CONSOB” (which is the public authority responsible for regulating the Italian securities markets), or the Borsa Italiana (which ensures the development of the managed markets in Italy). In addition, if we are not listed on The NASDAQ Capital Market or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need.

We may be unable to obtain a quorum for meetings of our shareholders or obtain necessary shareholder approvals and therefore be unable to take certain corporate actions.

Our Annual Meeting is scheduled to be held on August 31, 2012. As described in the proxy statement for the Annual Meeting, which was filed with the SEC on July 27, 2012, we are asking shareholders to approve a proposal to increase the total number of authorized shares from 384,999,999 to 751,666,666 and to increase the total number of authorized shares of common stock from 383,333,333 to 750,000,000. If we are unable to obtain a quorum at our shareholder meetings, including the Annual Meeting, and/or fail to obtain shareholder approval of corporation actions, such failure could harm us. Our amended and restated articles of incorporation, or our articles of incorporation, require that a quorum, generally consisting of one-third of the outstanding shares of voting stock, be represented in person, by telephone or by proxy in order to transact business at a meeting of our shareholders. In addition, amendments to our articles of incorporation, such as an amendment to increase our authorized capital stock, generally require the approval of a majority of our outstanding shares. As a result, there is a risk that we may not get shareholder approval for amendments to our articles of incorporation, including the amendment to increase the number of authorized shares of common stock at the Annual Meeting or at a time when we need those shares to effect a future equity financing. If we do not receive shareholder approval for such increase in authorized shares, our ability to raise capital through equity financings will be significantly harmed.

A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, when a quorum required a majority of the outstanding shares of our voting stock be represented in person or by proxy, we scheduled two annual meetings of shareholders, but were unable to obtain quorum at either meeting. Following that failure to a obtain quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner being given notice before such record date and taking no action to direct the voting of such shares. We were able to obtain a quorum to hold special meetings of the shareholders in April 2007, January 2008, March 2009 and June 2011 and annual meetings of the shareholders in September 2007, June 2008, October 2009, September 2010 and November 2011. Nevertheless, obtaining a quorum at future meetings, including the Annual Meeting, even at the lower thresholds established by certain provisions of the Washington Business Corporation Act enacted in April 2011, and obtaining necessary shareholder approvals will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. We are continuing to explore other alternatives to achieve a quorum for and shareholder representation at our meetings; however, we cannot be certain that we will find an alternate method if we are unable to continue to use the custody transfer arrangements. As a result, we may be unable to obtain a quorum at the Annual Meeting, future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2012, we had an accumulated deficit of $1.8 billion. We are pursuing regulatory approval for Pixuvri, pacritinib, OPAXIO, tosedostat and brostallicin. We will need to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable even if we are able to commercialize Pixuvri as planned, commercialize other products currently in development or otherwise.

We may be unable to use our net operating losses to reduce future income tax liability.

We have substantial tax loss carryforwards for U.S. federal income tax purposes. As a result of prior changes in the stock ownership of the Company, our ability to use such carryforwards to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. Moreover, future changes in the ownership of our stock, including those resulting from issuance of shares of our common stock upon exercise of outstanding warrants, may further limit our ability to use our net operating losses.

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

In May 2012, we completed our acquisition of pacritinib from S*BIO. If appropriate opportunities become available, we may attempt to acquire other businesses and assets that we believe are a strategic fit with our business. The process of negotiating an acquisition and integrating an acquired business and assets, including the acquisition of pacritinib, may result in operating difficulties and expenditures. In addition, our acquisitions may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition, including the acquisition of pacritinib. Any additional acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, which could harm our business, financial condition, operating results and prospects and the trading prices of our securities.

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

Moreover, on December 10, 2009, CONSOB sent us a notice claiming two violations of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of certain information then reported, at CONSOB’s request, in press releases disseminated on December 19, 2008 and March 23, 2009. Such information concerned, respectively: (i) the conversion by BAM Opportunity Fund LP of 9.66% notes into shares of common stock that occurred between October 24, 2008 and November 19, 2008; and (ii) the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations are pecuniary administrative sanctions amounting to between €5,000 and €500,000, or approximately $6,000 to $634,000 converted using the currency exchange rate as of June 30, 2012, applicable to each of the two asserted violations. According to the applicable Italian legal provisions, CONSOB may impose such administrative sanctions by means of a decree stating the grounds of its decision only after evaluating our possible defenses that were submitted to CONSOB on January 8, 2010 (within 30 days of December 10, 2009, the notification date of the relevant charges, according to the applicable Italian rules). On July 12, 2010, CONSOB (a) notified us that it had begun the preliminary investigation for its decision on these administrative proceedings and (b) provided us with a preliminary investigation report in response to our defenses submitted on January 8, 2010. On August 12, 2010 (within 30 days of July 12, 2010, the notification date of the beginning of the aforesaid preliminary investigation, according to the applicable Italian rules), we submitted further defenses that CONSOB would have to evaluate before imposing any possible administrative sanctions. In a letter dated March 10, 2011, CONSOB notified us of a resolution confirming the occurrence of the violation asserted in clause (i) above and applied a fine in the amount of €40,000, or approximately $55,000 converted using the foreign currency exchange rate as of March 10, 2011, which we paid on April 5, 2011. CONSOB has not yet notified us of a resolution with respect to the violation asserted in clause (ii) above, but based on our assessment, we believe the likelihood that a pecuniary administrative sanction will be imposed on us for such asserted violation (ii) is probable.

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

Our European operations are subject to value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.7 million and $5.0 million as of June 30, 2012 and December 31, 2011, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI

(Europe)’s VAT returns for the years 2003, 2005 and 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, or approximately $0.7 million, $7.0 million, $3.2 million and $1.1 million converted using the currency exchange rate as of June 30, 2012, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the final decision of lower tax courts (i.e. the Provincial Tax Court or the Regional Tax Court) or of the Supreme Court was unfavourable to us, we may be requested to pay to the ITA an amount ranging from €2.9 million to €9.4 million, or approximately $3.7 million to $11.9 million converted using the currency exchange rate as of June 30, 2012, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. Further information pertaining to these cases can be found in this Quarterly Report on Form 10-Q under Part II, Item 1 “Legal Proceedings” and is incorporated by reference herein.

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

In March 2011, we initiated a randomized pivotal trial of Pixuvri for the treatment of relapsed or refractory aggressive B-cell NHL. This clinical trial, referred to as PIX306 or PIX-R, is now open to patient enrollment. PIX-R will compare a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. We cannot predict the outcome of PIX-R or whether PIX-R will serve as either a post-marketing commitment trial or as a pivotal trial. Moreover, the FDA may request that we conduct more clinical trials in addition to PIX-R to obtain FDA approval of our NDA for Pixuvri and we do not know what this trial will cost or how long it would take to execute this study and provide additional information to the FDA. We may also need to take additional steps to obtain regulatory approval of Pixuvri. The expense to design and conduct clinical trials are substantial and any additional clinical trials or actions we may need to pursue to obtain approval of Pixuvri may negatively affect our business, financial condition and results of operations.

We may be delayed, limited or precluded from obtaining regulatory approval of OPAXIO as a maintenance therapy for advanced-stage ovarian cancer and as a radiation sensitizer.

Our future financial success depends in part on obtaining regulatory approval of OPAXIO. We are currently focusing our development of OPAXIO as a potential maintenance therapy for women with advanced-stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin and as a radiation sensitizer. This study, the GOG0212 trial, is under the control of the GOG and is expected to enroll 1,100 patients with 902 patients enrolled as of June 30, 2012. The GOG Data Monitoring Committee plans to conduct the first interim analysis of overall survival and, based on feedback provided by the GOG, that interim analysis is currently expected in 2013. If successful, we could utilize those results to form the basis of an NDA for OPAXIO. However, prior clinical trials for OPAXIO have not been successful. In March 2005, we announced the results of STELLAR 3, and in May 2005, we announced the results of STELLAR 2 and 4, our phase III clinical trials of OPAXIO in non-small cell lung cancer, or NSCLC. All three trials failed to achieve their primary endpoints of superior overall survival compared to current marketed agents for treating NSCLC. Accordingly, there can be no assurance that the GOG0212 will provide compelling evidence or any positive results, which would preclude any submission of an NDA to the FDA. In addition, we cannot predict the outcome of the GOG0212 study and that study may not demonstrate or be adequate to support regulatory approval of OPAXIO by the FDA.

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

In March 2011, we initiated a randomized pivotal trial of Pixuvri for the treatment of relapsed or refractory aggressive B-cell NHL. This clinical trial, referred to as PIX306 or PIX-R, is now open to patient enrollment. PIX-R will compare a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. We cannot predict the outcome of PIX-R or whether PIX-R will serve as either a post-marketing commitment trial or as a pivotal trial. Moreover, the FDA may request that we conduct more clinical trials in addition to PIX-R to obtain FDA approval of our NDA for Pixuvri and we do not know what this trial will cost or how long it would take to execute this study and provide additional information to the FDA. We may also need to take additional steps to obtain regulatory approval of Pixuvri. The expense to design and conduct clinical trials are substantial and any additional clinical trials or actions we may need to pursue to obtain approval of Pixuvri may negatively affect our business, financial condition and results of operations.

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

•	If we are successful in bringing pacritinib to market, pacritinib will face competition from ruxolitinib (Jakafi®) and new drugs targeting similar diseases that may be developed and marketed.

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

Even if we succeed in bringing any of our proposed products to the market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. If adequate third-party or government coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing.

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

If any of our license agreements for intellectual property underlying Pixuvri, pacritinib, OPAXIO, tosedostat, brostallicin, bisplatinates or any other products are terminated, we may lose the right to develop or market that product.

We have licensed intellectual property, including patent applications relating to intellectual property for Pixuvri, pacritinib, tosedostat, brostallicin and bisplatinates. We have also in-licensed the intellectual property for our drug delivery technology relating to OPAXIO which uses polymers that are linked to drugs, known as polymer-drug conjugates. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology.

We hold rights under numerous patents that we have acquired or that protect inventions originating from our research and development, and the expiration of any one or more of these patents may allow our competitors to copy the inventions that are currently protected.

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the U.S. and foreign countries directed to Pixuvri, pacritinib, OPAXIO, tosedostat, brostallicin and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The OPAXIO-directed patents will expire on various dates ranging from 2017 through 2018. The pacritinib-directed patent will expire from 2026 through 2029. The Pixuvri-directed patents will expire in 2014. The tosedostat-directed patents will expire in 2017. The brostallicin-directed patents will expire on various dates ranging between 2017 through 2021. The patent expiration ranges given above are only for U.S. issued patents. The Pixuvri-directed patents in Europe will expire from 2012 through 2015. Although such patent expirations do not account for potential extensions that may be available in certain countries (for example, certain Pixuvri-directed patents may be subject to possible patent-term extensions that could provide extensions through 2019 in the U.S. and 2021 in Europe), there can be no assurance that such extensions will be obtained. The expiration of these patents may allow our competitors to copy the inventions that are currently protected and better compete with us.

If there is an adverse outcome in the securities class actions and shareholder derivative litigation that have been filed against us, our business may be harmed.

Cyril Sabbagh (Securities Class Action):

In March 2010, three purported securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington. On August 2, 2010, Judge Marsha Pechman consolidated the actions, appointed lead plaintiffs, and approved lead plaintiffs’ counsel. On September 27, 2010, lead plaintiff filed an amended consolidated complaint, captioned Sabbagh v. Cell Therapeutics, Inc. (Case No. 2:10-cv-00414-MJP), naming the Company, Dr. James A. Bianco, Louis A. Bianco, and Craig W. Philips as defendants. The amended consolidated complaint alleges that defendants violated the federal securities laws by making certain alleged false and misleading statements related to the FDA approval process for Pixuvri. The action seeks damages on behalf of purchasers of the Company’s stock during a purported class period of March 25, 2008 through March 22, 2010. On October 27, 2010, defendants moved to dismiss the amended consolidated complaint. On February 4, 2011, the Court denied in large part the defendants’ motion. Defendants answered the amended consolidated complaint on March 28, 2011, and discovery commenced, with trial set for June 25, 2012. On December 14, 2011, the parties filed a letter with the Court indicating they had agreed to the general terms of a settlement, and asking the Court to remove the case deadlines from the Court calendar. On February 14, 2012, plaintiffs filed a motion for preliminary approval of the settlement, along with related documents. On March 16, 2012, the Court granted preliminary approval of the settlement, granted conditional certification to the proposed class, and approved the proposed forms of notice to the class. A settlement hearing occurred on July 20, 2012. The Court entered a Final Judgment and Order of Dismissal with Prejudice on July 25, 2012. The negotiated terms of the settlement include a $19.0 million dollar settlement fund, which the Company expects to be paid by the Company’s insurance carriers. As a result, there is no estimated loss to the Company.

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

The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the United States and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents and the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect a patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue any such litigation or to protect our patent rights. Any adverse outcome in litigation with respect to the infringement or validity of any patents owned by third parties could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology. With respect to our in-licensed patents, if we attempt to initiate a patent infringement suit against an alleged infringer, it is possible that our applicable licensor will not participate in or assist us with the suit and as a result we may not be able to effectively enforce the applicable patents against the alleged infringers.

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

At times, we may monitor patent filings for patents that might be relevant to some of our products and product candidates in an effort to guide the design and development of our products to avoid infringement, but have not conducted an exhaustive search. We may not be able to successfully challenge the validity of third-party patents and could be required to pay substantial damages, possibly including treble damages, for past infringement and attorneys’ fees if it is ultimately determined that our products infringe such patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Moreover, third parties may challenge the patents that have been issued or licensed to us. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

We could fail in financing efforts or be delisted from NASDAQ if we fail to receive shareholder approval when needed.

We are required under the NASDAQ Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by the NASDAQ Marketplace Rules or NASDAQ. NASDAQ Marketplace Rules also require shareholder approval if an issuance would result in a change of control as defined under the NASDAQ Marketplace Rules and other circumstances. At the Annual Meeting, we are seeking shareholder approval to approve the shares issued to S*BIO in connection with, or to finance, the acquisition of assets of S*BIO and at our option, to issue shares of common stock or shares of preferred stock in lieu of cash for up to 50% of the milestone payments pursuant to the asset purchase agreement we entered into with S*BIO on April 18, 2012, or the S*BIO Proposal. In addition, funding of our operations in the future may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding. However, we might not be successful in obtaining the required shareholder approval for the S*BIO Proposal or any future issuance that requires shareholder approval pursuant to the NASDAQ Marketplace Rules, particularly in light of the difficulties we have experienced in obtaining a quorum and holding shareholder meetings as outlined above. If we are unable to obtain approval of the S*BIO Proposal at the Annual Meeting or, in the future, obtain financing due to shareholder approval difficulties, such failure may harm our ability to continue operations.

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

In addition, one of our other products under development, OPAXIO, has a complex manufacturing process and supply chain, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. The active pharmaceutical ingredients and drug products for Pixuvri, pacritinib, tosedostat and brostallicin are manufactured by single vendors. Finished product manufacture and distribution for Pixuvri, pacritinib, and brostallicin are to be manufactured and distributed by different single vendors. We are currently disputing our right to cancel the exclusive manufacturing contract between us and the former manufacturer of Pixuvri. We assert multiple grounds for terminating this exclusive manufacturing agreement, which the former manufacturer disputes. The former manufacturer has asserted that we do not have the right to terminate the manufacturing contracts and has filed a lawsuit in the Court of Milan to compel us to source Pixuvri from that manufacturer. A hearing was held on January 21, 2010 to discuss preliminary matters and set a schedule for future filings and hearings. On November 11, 2010, a hearing was held aimed at examining and discussing the requests for evidence submitted by the parties in the briefs filed pursuant to article 183, paragraph 6 of the Italian code of civil procedure. At the hearing of November 11, the judge declared that the case does not require any discovery or evidentiary phase, as it may be decided on the basis of the documents and pleadings filed by the parties. The judge has scheduled the last hearing for October 11, 2012, for the parties to definitively submit to the judge their requests.

Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.

Since our inception in 1991, we have dedicated substantially all of our resources to the research and development of our technologies and related compounds. We have been granted conditional marketing authorization for Pixuvri in the European Union, and all of our other compounds are currently in research or development and have not received marketing approval for these other compounds or FDA marketing approval of Pixuvri.

Prior to commercialization, each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. The development of anti-cancer drugs, including those we are currently developing, is unpredictable and subject to numerous risks. Potential products that appear to be promising at early stages of development and even products that have been granted conditional marketing authorization, such as Pixuvri, may not reach the market for a number of reasons including that they may:

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

We divested our commercial product, TRISENOX, in July 2005 and fully divested our commercial product, Zevalin, in March 2009. Currently only our product Pixuvri is approved for marketing in the European Union. Pacritinib, OPAXIO, tosedostat and brostallicin are currently in clinical trials; the development and clinical trials of these products may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product. For example, our STELLAR phase III clinical trials for OPAXIO for the treatment of non-small cell lung cancer failed to meet their primary endpoints. In addition, a number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. We will need to commit significant time and resources to develop these and any additional product candidates. Even if our trials are viewed as successful, we may not get regulatory approval. Our product candidates will be successful only if:

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

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Our product candidates Pixuvri, OPAXIO, tosedostat, brostallicin and bisplatinates are in clinical and pre-clinical development and are in-licensed from a third-party.

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

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the safety and efficacy of the product. For example, as a condition of the approval of the MAA for Pixuvri, we have agreed to have available the trial results of our ongoing randomized controlled phase III clinical trial, PIX306, by June 2015. The PIX306 clinical trial compares a combination of Pixuvri plus rituximab to a combination of gemcitabine plus rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to a number of factors. For example:

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

We may not be able to complete the PIX306 clinical trial by June 2015 or at all. If we are unable to submit the clinical trial data from the PIX306 clinical study by June 2015 it may result in the withdrawal of the conditional marketing authorization by the EU. We expect to continue to rely on third parties, such as contract research organizations, academic institutions and/or cooperative groups, to conduct, oversee and monitor clinical trials as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials if the third parties fail to perform or to meet the applicable standards.

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

We will be impacted by the PPACA. Under the PPACA, we may be required to amend our health care plans to, among other things, provide affordable coverage, as defined in the PPACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act: cover adult children of our employees to age 26; delete lifetime limits; and delete pre-existing condition limitations. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care costs could harm our business, financial condition and results of operations.

Risks Related To the Securities Markets

The market price of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the twelve month period ended July 30, 2012, our stock price has ranged from a low of $0.50 to a high of $1.65. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements by us or others of serious adverse events that have occurred during treatment of patients following the grant of conditional marketing authorization for Pixuvri in the European Union;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our issuance of debt, equity or other securities, which we need to pursue in 2012 to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	halting or suspension of trading in our common stock by NASDAQ, CONSOB or the Borsa Italiana;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. For example, in the case of our company, we and certain of our officers and directors were named as defendants in purported securities class action and shareholder derivative lawsuits brought on behalf of a putative class of purchasers of our securities from March 25, 2008 through March 22, 2010. These lawsuits seek unspecified damages and, as with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits and our management’s attention and resources could be diverted from operating our business as we respond to the litigation. We maintain significant insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages.

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

If we obtain shareholder approval of the S*BIO Proposal, we may issue shares of our common stock or preferred stock (which may be convertible into shares of common stock) in lieu of cash for up to 50% of the milestone payments pursuant to the asset purchase agreement we entered into with S*BIO. We also expect to issue additional equity securities to fund our operating expenses as well as for other purposes. The market price of our shares of common stock or preferred stock could decline as a result of sales of a large number of shares of our common stock or preferred stock or similar securities in the market, or the perception that such sales could occur in the future.

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

Provisions of our amended and restated articles of incorporation and amended and restated bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control. These provisions include:

•	a classified board of directors so that only approximately one-third of our board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of shareholder nominations and proposals;

•	the ability of our board of directors to amend our amended and restated bylaws without shareholder approval; and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases in the Second Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	1,787	$1.20	—	—
May 1 – May 31, 2012	2,059	$1.02	—	—
June 1 – June 30, 2012	41,100	$0.59	—	—

Total	44,946	$0.63	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation; Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009).

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010).

3.12	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010).

3.13	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.14	Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.15	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.16	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.17	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

3.18	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2011).

3.19	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2011).

3.20	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2011).

3.21	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2011).

3.22	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 14 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011).

3.23	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012).

3.24	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 16 Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2012).

3.25	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012).

3.26	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Form of Designation of Preferences, Rights and Limitations of Preferred Stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2012).

4.2	Form of Series 15-1 Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012).

4.3	Form of Series 15-2 Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012).

4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012).

4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012).

10.1†	Asset Purchase Agreement, dated April 18, 2012, between S*BIO Pte Ltd. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2012).

10.2†	Form of Registration Rights Agreement, by and between the Registrant, S*BIO Pte Ltd. and each Holder Permitted Transferee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2012).

10.3	Form of Securities Purchase Agreement, dated May 28, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012).

10.4	Registration Rights Agreement, by and between the Registrant, S*BIO Pte Ltd. and each Holder Permitted Transferee, dated May 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2012).

10.5	Director Compensation Policy.*

10.6†	Master Services Agreement, dated July 9, 2012, between Quintiles Commercial Europe Limited CTI Life Sciences Ltd.*

10.7	Letter of Guarantee, dated July 1, 2012, between the Registrant and Quintiles Commercial Europe Limited.*

15	Letter regarding Unaudited Interim Financial Information.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: August 2, 2012	By: /s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 2, 2012	By: /s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration