Form 10-Q
period 2013-03-31
CELL THERAPEUTICS INC
filed 2013-05-02
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2013
Common Stock, no par value	112,634,581

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,314	$50,436
Accounts receivable	768	—
Inventory	2,309	1,626
Prepaid expenses and other current assets	4,365	8,249

Total current assets	51,756	60,311
Property and equipment, net	6,643	6,785
Other assets	6,868	6,617

Total assets	$65,267	$73,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,837	$12,065
Accrued expenses	9,934	10,209
Warrant liability	541	—
Other current liabilities	393	393

Total current liabilities	21,705	22,667
Long-term debt	8,066	—
Other liabilities	5,935	4,641

Total liabilities	35,706	27,308
Commitments and contingencies
Common stock purchase warrants	13,461	13,461
Shareholders’ equity:
Common stock, no par value:
Authorized shares - 150,000,000
Issued and outstanding shares - 112,639,301 and 109,823,748 at March 31, 2013 and December 31, 2012, respectively	1,875,284	1,872,885
Accumulated other comprehensive loss	(7,900)	(8,273)
Accumulated deficit	(1,849,444)	(1,830,060)

Total CTI shareholders’ equity	17,940	34,552
Noncontrolling interest	(1,840)	(1,608)

Total shareholders’ equity	16,100	32,944

Total liabilities and shareholders’ equity	$65,267	$73,713

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Product sales, net	$1,126	$—

Total revenues	1,126	—

Operating costs and expenses:
Cost of product sold	55	—
Research and development	8,355	8,170
Selling, general and administrative	11,143	9,928

Total operating expenses	19,553	18,098

Loss from operations	(18,427)	(18,098)
Other income (expense):
Investment and other income (expense), net	(367)	190
Interest expense	(48)	(5)
Amortization of debt discount and issuance costs	(23)	—
Foreign exchange gain (loss)	(751)	384

Total other income (expense), net	(1,189)	569

Net loss before noncontrolling interest	(19,616)	(17,529)
Noncontrolling interest	232	83

Net loss	$(19,384)	$(17,446)

Basic and diluted net loss per common share	$(0.18)	$(0.43)

Shares used in calculation of basic and diluted net loss per common share	106,697	40,792

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss before noncontrolling interest	$(19,616)	$(17,529)

Other comprehensive income (loss):
Foreign currency translation adjustments	339	(237)
Net unrealized gain on securities available-for-sale	34	8

Other comprehensive income (loss)	373	(229)

Comprehensive loss	(19,243)	(17,758)
Comprehensive loss attributable to noncontrolling interest	232	83

Comprehensive loss attributable to CTI	$(19,011)	$(17,675)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(19,616)	$(17,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411	521
Equity-based compensation expense	2,428	1,983
Noncash interest expense	23	—
Other	276	23
Changes in operating assets and liabilities:
Accounts receivable	(791)	—
Inventory	(750)	—
Prepaid expenses and other current assets	3,905	(156)
Other assets	(388)	(198)
Accounts payable	(367)	(274)
Accrued expenses	(481)	(3,049)
Other liabilities	2	(313)

Total adjustments	4,268	(1,463)

Net cash used in operating activities	(15,348)	(18,992)

Investing activities
Purchases of property and equipment	(1,018)	(214)
Proceeds from sales of property and equipment	46	—

Net cash used in investing activities	(972)	(214)

Financing activities
Proceeds from issuance of long-term debt, net	9,764	—
Other	(126)	(87)

Net cash provided by (used in) financing activities	9,638	(87)

Effect of exchange rate changes on cash and cash equivalents	560	(379)
Net decrease in cash and cash equivalents	(6,122)	(19,672)
Cash and cash equivalents at beginning of period	50,436	47,052

Cash and cash equivalents at end of period	$44,314	$27,380

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5	$5

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of Series 14 preferred stock to common stock	$—	$6,736

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, is a biopharmaceutical company focused on the acquisition, development and commercialization of less toxic and more effective ways to treat cancer. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. We are primarily focused on commercializing PIXUVRI® (pixantrone) in the European Union, or E.U., for multiply relapsed or refractory aggressive non-Hodgkin lymphoma, or NHL, and conducting a Phase 3 clinical trial of pacritinib for the treatment of myelofibrosis. As of March 31, 2013, PIXUVRI was available in eight countries: Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom. We plan to extend the availability of PIXUVRI to other European countries in 2013.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration, or the FDA, in the United States, by the European Medicines Agency, or EMA, in the E.U., and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve the expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

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

As of March 31, 2013, we also had a 61% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Reverse Stock Splits

On May 15, 2011 and September 2, 2012, we effected one-for-six and one-for-five reverse stock splits, respectively, collectively referred to as the Stock Splits. Unless otherwise noted, all impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Splits. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and net loss per share. Additionally, the Stock Splits impacted preferred stock authorized (but not outstanding because there were no shares of preferred stock outstanding as of the time of the applicable reverse stock split).

Accounts Receivable

Our accounts receivable balance includes trade receivables related to PIXUVRI sales as of March 31, 2013. We estimate an allowance for doubtful accounts based upon the age of outstanding receivables and our historical experience of collections, which includes adjustments for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to our assumptions as necessary. When it is deemed probable that a customer account is uncollectible, the account balance is written off against the existing allowance. We did not record an allowance for doubtful accounts as of March 31, 2013.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is $5.4 million and $8.1 million as of March 31, 2013 and December 31, 2012, of which $5.0 million and $5.1 million is included in other assets and $0.4 million and $3.0 million is included in prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of March 31, 2013, the VAT receivable related to operations in Italy is $5.1 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Inventory

We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional approval by the EMA’s Committee for Medicinal Products for Human Use, or CHMP. Based on the CHMP’s positive opinion, we estimated the likelihood of receiving conditional approval to market PIXUVRI in the E.U. to be probable. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We carry inventory at the lower of cost or market. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the production and distribution of PIXUVRI. We regularly review our inventories for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsaleable inventory, the value is written down to the net realizable value.

Revenue Recognition

We currently have conditional approval to market PIXUVRI in the E.U. Revenue is recognized when there is persuasive evidence of the existence of an agreement, delivery has occurred, prices are fixed or determinable, and collectability is assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met.

Product Sales

We sell PIXUVRI directly to health care providers and through a limited number of distributors. We generally record product sales upon receipt of the product by the health care providers and certain distributors at which time title and risk of loss pass. Product sales are recorded net of estimated distributor discounts, government-mandated discounts and rebates, and estimated product returns. Reserves are established for these deductions and actual amounts incurred are offset against the applicable reserves. We reflect these reserves as either a reduction in the related account receivable or as an accrued liability depending on the nature of the sales deduction. These estimates are periodically reviewed and adjusted as necessary.

Government-mandated discounts and rebates

Our products are subject to certain programs with government entities in the E.U. whereby pricing on products is discounted below distributor list price to participating health care providers. These discounts are provided to participating health care providers either at the time of sale or through a claim by the participating health care providers for a rebate. Due to estimates and assumptions inherent in determining the amount of government discounts and rebates, the actual amount of future claims may be different from our estimates, at which time we would adjust our reserves accordingly.

Product returns and other deductions

At the time of sale, we also record estimates for certain sales deductions such as product returns and distributor discounts and incentives. We offer certain distributors a limited right of return or replacement of product that is damaged in certain instances. When we cannot reasonably estimate the amount of future product returns and/or other sales deductions, we do not recognize revenue until the risk of product return and additional sales deductions have been substantially eliminated. To date, there have been no PIXUVRI product returns.

Cost of Product Sold

Cost of product sold includes third party manufacturing costs, warehouse and shipping costs, contractual royalties, and other costs of PIXUVRI product sold. Cost of product sold also includes any necessary allowances for excess inventory that may expire and become unsalable.

Net Loss per Share

Basic net income (loss) per common share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of March 31, 2013 and 2012, options, warrants, unvested share awards and unvested share rights aggregating 11.5 million and 8.4 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Level 1 - Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, or other inputs that are observable directly or indirectly.

Level 3 - Unobservable inputs that are supported by little or no market activity, requiring an entity to develop its own assumptions.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist of accounts receivable.

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

In March 2013, the FASB issued guidance to clarify when to release cumulative foreign currency translation adjustments when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Inventory

The components of PIXUVRI inventory consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$522	$220
Work-in-process	1,787	1,406

Total inventory	$2,309	$1,626

3.	Long-term Debt

In March 2013, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or HTGC, for a senior secured term loan of up to $15.0 million. The first $10.0 million was funded in March 2013, and we have the option to borrow an additional $5.0 million any time from November 30, 2013 through December 15, 2013, subject to satisfaction of certain conditions. The interest rate on the term loan floats at a rate per annum equal to the greater of 12.25% and 12.25% plus the amount by which the prime rate exceeds 3.25%. The term loan is repayable over 42 months after closing, including an initial interest-only period of 12 months after closing. The loan obligations are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. We paid a facility charge of $150,000 at closing and a fee in the amount of $1.3 million is payable to HTGC on the date on which the term loan is paid or becomes due and payable in full. We recorded debt discount of $1.9 million, which is being amortized over the term of the loan. We recorded issuance costs of $0.3 million, which are recorded in other assets and are being amortized over the term of the loan.

In addition, we issued a warrant to HTGC to purchase shares of common stock. The warrant is exercisable for five years from the date of issuance for (i) 0.5 million shares of common stock, plus (ii) an amount of shares of common stock equal to (x) $150,000 if any additional funds are borrowed, divided by (y) the exercise price in effect on and as of such date. The initial exercise price of the warrant is $1.1045 per share of common stock. The exercise price and number of shares of common stock issuable upon exercise are subject to antidilution adjustments in certain events, including if within 12 months after closing the Company issues shares of common stock or securities that are exercisable or convertible into shares of common stock in transactions not registered under the Securities Act of 1933, as amended, at an effective price per share of common stock that is less than the exercise price of the warrant, then the exercise price shall automatically be reduced to equal the price per share of common stock in such transaction and the number of shares will be increased proportionately. Since the warrant did not meet the considerations necessary for equity classification in the applicable authoritative guidance, we determined the warrant is a liability instrument that is marked to fair value with changes in fair value recognized through earnings at each reporting period. As of the issuance date and March 31, 2013, we estimated the fair value of the warrant to be $0.5 million. We classified the warrant as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value are considered observable market data.

4.	Legal Proceedings

On August 3, 2009, SICOR Società Italiana Corticosteroidi S.R.L., or Sicor, filed a lawsuit in the Court of Milan to obtain the Court’s assessment that we were bound to source a chemical compound, whose chemical name is BBR2778, from Sicor according to the terms of a supply agreement executed between Sicor and Novuspharma on October 4, 2002. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. Sicor alleges that the agreement was not terminated according to its terms. A final hearing has been scheduled for June 27, 2013 for the definitive submissions of the findings. No estimate of a loss, if any, can be made at this time in the event that we do not prevail.

On December 10, 2009, CONSOB sent us a notice claiming, among other things, violation of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations could require us to pay a pecuniary administrative sanction amounting to between $6,000 and $641,000 upon conversion from euros as of March 31, 2013.

The ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. We received favorable rulings in 2012, which remain subject to further appeal, and our remaining deposit for the VAT assessments was refunded to us in January 2013. Due to the change of the position for the VAT assessment cases, we reversed the entire reserve for VAT assessed as of December 31, 2012. If the final decisions of the lower tax courts (i.e. the Provincial Tax Court or the Regional Tax Court) or of the Supreme Court are unfavorable to us, we may incur up to $12.1 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros on March 31, 2013.

5.	Product Sales

Total revenue from product sales of PIXUVRI consisted of the following for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Product sales, gross	$1,373	$—
Discounts, rebates and other adjustments	(222)	—
Returns reserve	(25)	—

Product sales, net	$1,126	$—

6.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three months ended March 31, 2013 and 2012, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$403	$345
Selling, general and administrative	2,025	1,638

Total share-based compensation expense	$2,428	$1,983

For the three months ended March 31, 2013 and 2012, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2013	2012
Performance rights	$340	$606
Restricted stock	1,995	1,325
Options	93	52

Total share-based compensation expense	$2,428	$1,983

7.	Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	Net Unrealized Gain (Loss) on Securities Available-for- sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2012	$(235)	$(8,038)	$(8,273)
Current period other comprehensive income	34	339	373

March 31, 2013	$(201)	$(7,699)	$(7,900)

8.	Leases

We had a receivable balance of $1.0 million and $1.5 million, which was included in prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012, respectively, related to incentives for leasehold improvements and rent reimbursement under the terms of our operating lease for office space entered into January 2012. In addition, our deferred rent balance was $5.0 million as of March 31, 2013 and December 31, 2012, respectively, of which $0.4 million was included in current portion of long-term obligations and $4.6 million was included in long-term obligations, less current portion.

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

Our most clinically advanced compound is PIXUVRI. PIXUVRI is a novel aza-anthracenedione derivative that is structurally related to anthracyclines and anthracenediones, but does not appear to be associated with the same level of cardiotoxic effects. In May 2012, the European Commission granted conditional marketing authorization in the E.U., of PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive NHL, a cancer caused by the abnormal proliferation of lymphocytes, which are cells that are key to the functioning of the immune system. NHL usually originates in lymph nodes and spreads through the lymphatic system. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL. This approval was based on the results from our pivotal Phase 3 clinical trial known as EXTEND or PIX301. In connection with the conditional marketing authorization, we are required to conduct a post-approval study that is intended to confirm PIXUVRI’s clinical benefit. We are currently accruing patients into a Phase 3 clinical trial comparing pixantrone and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL.

During the fourth quarter of 2012, we began making PIXUVRI available to healthcare providers in the E.U. and initiated our commercial operations on a country-by-country basis. As of March 31, 2013, PIXUVRI was available in eight “free market access” countries: Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom (U.K.). We anticipate making PIXUVRI available to healthcare providers in France, Italy and Spain once reimbursement and pricing discussions have been completed, which we anticipate will be in the second half of 2013. We established a commercial organization, including sales, marketing, supply chain management, and reimbursement capabilities to commercialize PIXUVRI in the E.U. PIXUVRI is not approved in the United States (U.S.). We are pursuing potential partners for commercializing PIXUVRI in other markets outside the E.U. and the U.S.

We are pursuing pricing and reimbursement for PIXUVRI in France, Germany, Italy, Spain and the U.K. In March 2013, the private German Institute for Quality and Efficiency in Health Care (IQWiG) published its report on the preliminary benefit assessment of PIXUVRI. In its evaluation, IQWiG concluded that no additional benefit could be determined for PIXVURI because there is no standard of care with limited comparator data within the guidelines IQWiG follows. The Federal Joint Committee (G-BA) is the ultimate authority in determining reimbursement for drugs in Germany. The G-BA is expected to decide on the innovation score and the additional benefit versus the self-assigned comparator therapies in the second quarter of 2013. Ongoing pricing and reimbursement discussions have no immediate impact on the reimbursement of PIXUVRI or physician’s ability to prescribe this new treatment in Germany.

In April 2013, we received an appraisal consultation document (ACD) from the U.K.’s National Institute for Health and Clinical Excellence (NICE). The draft guidance does not recommend funding of PIXUVRI by the UK’s National Health Service (NHS). This document is not NICE’s final guidance and the recommendation may change prior to NICE’s final appraisal determination (FAD). We, along with healthcare professionals and members of the public, have the opportunity to provide further comments on the draft guidance by May 1, 2013, in preparation for the second appraisal meeting scheduled to be held on May 15, 2013.

Our lead development candidate, pacritinib, is an oral, once-daily JAK2/FLT3 inhibitor that demonstrated meaningful clinical benefit and good tolerability in myelofibrosis patients in Phase 2 clinical trials. Myelofibrosis is a blood-related cancer caused by the accumulation of malignant bone marrow cells that triggers an inflammatory response, scarring the bone marrow and limiting its ability to produce red blood cells prompting the spleen and liver to take over this function. Symptoms that arise from this disease include enlargement of the spleen, anemia, extreme fatigue and pain. We believe pacritinib may offer an advantage over other JAK inhibitors through effective relief of symptoms with less treatment-emergent thrombocytopenia and anemia.

In January 2013, we initiated the first of two planned Phase 3 clinical trials in patients with myelofibrosis. PERSIST-1 is a multicenter, randomized, controlled Phase 3 trial comparing the efficacy and safety of pacritinib with that of best available therapy, excluding JAK inhibitors, in patients with myelofibrosis. A total of 270 patients are planned to be enrolled. We plan to initiate a second Phase 3 trial in the second half of 2013.

Financial summary

Our revenues are generated solely from the sales of PIXUVRI in the E.U. We recognized revenue on commercial sales of PIXUVRI during the first quarter of 2013 and recorded $1.1 million in total net revenues for the three months ended March 31, 2013. Our sales revenue may vary significantly from period to period as the commercialization and reimbursement negotiations for PIXUVRI progress. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as being indicative of our future performance. Our loss from operations for the three months ended March 31, 2013 was $18.4 million compared to $18.1 million for the same period in 2012.

As of March 31, 2013, we had cash and cash equivalents of $44.3 million, which includes $10.0 million gross proceeds received at the closing of a senior secured term loan of up to $15.0 million, which we entered into in March 2013. See the discussion in Part I, Item 1 “Financial Statements” for further information relating to the loan agreement.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 and 2012

Product sales, net. Net product sales for the three months ended March 31, 2013 were $1.1 million from the sales of PIXUVRI primarily in the E.U. In May 2012, we received conditional approval to market PIXUVRI in the E.U. PIXUVRI is currently available in eight countries: Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom. We plan to extend the availability of PIXUVRI to other European countries in 2013. There were no product sales for the same period in 2012.

Cost of product sold. Cost of product sold for the three months ended March 31, 2013 was $55,000 for the sales of PIXUVRI in the E.U. There were no product sales for the same period in 2012. We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional approval by the EMA’s CHMP. The manufacturing costs of PIXUVRI product prior to receipt of the CHMP’s positive opinion was expensed as research and development as incurred. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs in our inventory system prior to capitalization, and therefore the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product revenue will increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold. At this time, we cannot reasonably estimate the timing or rate of consumption of reduced-cost PIXUVRI product manufactured and expensed prior to capitalization.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Compounds under development:
PIXUVRI	$1,286	$3,541
Pacritinib	1,989	—
Opaxio	548	472
Tosedostat	334	428
Brostallicin	2	103
Operating expenses	4,153	3,530
Research and preclinical development	43	96

Total research and development expenses	$8,355	$8,170

Costs for compounds under development include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs are capitalized as inventory. Operating expenses included in research and development expenses above include our personnel and an allocation of occupancy expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with other compounds. We do not allocate operating costs to the individual compounds under development as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. Direct external costs incurred to date for PIXUVRI, pacritinib, Opaxio, tosedostat and brostallicin are $83.6 million, $4.2 million (excluding in-process research and development associated with the acquisition of certain assets from S*BIO Pte Ltd, or S*BIO), $226.4 million, $10.1 million and $9.6 million, respectively. Costs for PIXUVRI prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004 are excluded from this amount. Costs for pacritinib prior to our acquisition of certain assets from S*BIO, including pacritinib, in May 2012 are also excluded from this amount. Costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics, Ltd., or Chroma, are also excluded from this amount. Costs for brostallicin prior to our acquisition of SM in July 2007 are also excluded from this amount.

Research and development expenses increased to $8.4 million for the three months ended March 31, 2013 as compared to $8.2 million for the three months ended March 31, 2012. PIXUVRI costs decreased primarily due to a decrease in consulting costs within our regulatory group, in addition to having wound down our PIX203 trial in 2012 and a reduction in costs associated with the PIX306 trial. Costs for pacritinib relate primarily to clinical development costs associated with the initiation of the PERSIST-1, or PAC325, trial. Costs for our Opaxio program increased primarily due to an increase in patient enrollment in the GOG-0212 trial. Costs for tosedostat decreased primarily due to a decrease in manufacturing, quality and regulatory activities. Costs for brostallicin decreased due to a reduction in expenses in clinical development activities associated with investigator-sponsored studies upon completion of enrollment in 2012, as well as reduction in manufacturing expenses. Our operating expenses increased primarily due to costs associated with an increase in average number of personnel between comparable periods, partially offset by a reduction in occupancy costs due to the relocation of our corporate office.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We have drug candidates that are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. Our drug candidates PIXUVRI, pacritinib, Opaxio, tosedostat and brostallicin are currently in clinical development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of PIXUVRI, pacritinib, Opaxio, tosedostat and brostallicin because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of these product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib, Opaxio, tosedostat and brostallicin to generate material net cash inflows. In order to generate revenue from these products, our product candidates need to be developed to a stage that will enable us to commercialize, sell, or license related marketing rights to third parties.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in the following risk factors, which begin on page 28 of this Quarterly Report on Form 10-Q: “Our financial condition may be harmed if third parties default in the performance of contractual obligations.”; “We may be delayed, limited or precluded from obtaining regulatory approval of Opaxio as a maintenance therapy for advanced stage ovarian cancer and as a radiation sensitizer.”; “We may not obtain or maintain the regulatory approvals required to commercialize some or all of our products.”; “Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.”; “Even if our other products receive regulatory approval is obtained, we will be subject to ongoing obligations and continued regulatory review by the FDA, the EMA and other foreign regulatory agencies, as applicable, and may be subject to additional post-marketing obligations, all of which may result in significant expense and limit commercialization of our other products, including PIXUVRI.”; “If we do not successfully develop our product candidates into marketable products, we may be unable to generate significant revenue or become profitable.”; and “We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.”

Selling, general and administrative expenses. Selling, general and administrative expenses were $11.1 million for the three months ended March 31, 2013 as compared to $9.9 million for the three months ended March 31, 2012. The increase was primarily due to a $2.4 million increase in selling, advertising and promotional services associated with the commercial launch of PIXUVRI, partially offset by a $1.2 million decrease in general and administrative expenses between the comparable periods.

Interest expense. Interest expense increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2013. This increase was primarily due to interest incurred on our long-term debt between the issuance date in March 2013 and the end of the period. We expect interest expenses to increase for the second quarter of 2013.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended March 31, 2013 is related to the amortization of debt discount and issuance costs incurred on our long-term debt issued in March 2013. We expect the amount recorded for amortization of debt discount and issuance costs to increase for the second quarter of 2013.

Foreign exchange gain (loss). The foreign exchange loss for the three months ended March 31, 2013 and foreign exchange gain for the three months ended March 31, 2012 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents. As of March 31, 2013, we had $44.3 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities decreased to $15.3 million during the three months ended March 31, 2013 as compared to $19.0 million for the same period in 2012 primarily due to $0.3 million cash received on sales of PIXUVRI in the E.U. and a refund of VAT deposit and interest of $2.9 million received during the first quarter of 2013.

Net cash used in investing activities. Net cash used in investing activities increased to $1.0 million for the three months ended March 31, 2013 compared to $0.2 million for the same period in March 31, 2012 due to an increase in purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $9.6 million for the three months ended March 31, 2013 was primarily due to the issuance of $10.0 million in long-term debt during the period, net of issuance costs and discount. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2012.

Capital Resources

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

We expect we will need to raise additional funds and are currently exploring alternative sources of debt and other non-dilutive capital. We may seek to raise such capital through equity or debt financings, partnerships, collaborations, joint ventures or disposition of assets or other sources. Our board of directors may issue shares depending on our financial needs and market opportunities, if deemed to be in the best interest of the shareholders. However, additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our selling, general and administrative expenses.

The following table includes information relating to our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases:
Facilities	$21,330	$2,381	$4,493	$4,496	$9,960
Long-term debt	10,000	—	7,387	2,613	—
Interest on long-term debt(1)	2,898	1,136	1,654	108	—
Purchase commitments	4,335	3,542	547	246	—
Other obligations	2,157	797	85	1,275	—

	$40,720	$7,856	$14,166	$8,738	$9,960

(1)	The interest rate on our long-term debt floats at a rate per annum equal to 12.25% plus the amount by which the prime rate exceeds 3.25%. The amounts presented for interest payments in future periods assume a prime rate of 3.25%.

Some of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. See below “License Agreements and Additional Milestone Activities” for additional information.

License Agreements and Additional Milestone Activities

Novartis

In September 2006, we entered into an exclusive worldwide licensing agreement, or the Novartis Agreement, with Novartis International Pharmaceutical Ltd., or Novartis, for the development and commercialization of Opaxio. Under the Novartis Agreement, total product and registration milestones to us for Opaxio could potentially amount to $270 million. If Novartis exercises its development rights, royalty payments to us for Opaxio are based on worldwide Opaxio net sales volumes and range from the low- to mid-twenties as a percentage of net sales.

Pursuant to the Novartis Agreement, we are responsible for the development costs of Opaxio and have control over development of Opaxio unless and until Novartis exercises its development rights. We are solely responsible for all costs associated with the development of Opaxio unless and until Novartis exercises its development rights, we will be reimbursed by Novartis for certain pre-exercise costs if Novartis exercises its development rights. If Novartis exercises its development rights, then Novartis will be solely responsible for the development of Opaxio from the date of exercise and we will be required to reimburse Novartis for certain costs pursuant to the Novartis Agreement.

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

Royalties for Opaxio and PIXUVRI are payable from the first commercial sale of a product until the later of the expiration of the last to expire valid claim of the licensor or the occurrence of other certain events, or the Royalty Term. Unless otherwise terminated, the term of the Novartis Agreement continues on a product-by-product and country-by-country basis until the expiration of the last-to-expire Royalty Term with respect to a product in such certain country. In the event Novartis does not exercise its development rights until the earlier to occur of (i) the expiration of 30 days following receipt by Novartis of the product approval information package pursuant to the Novartis Agreement or (ii) Novartis’ determination, in its sole discretion, to terminate its development rights exercise period by written notice to us, the Novartis Agreement will automatically terminate upon expiration of the development rights exercise period. In the event of an uncured material breach of the Novartis Agreement, the non-breaching party may terminate the Novartis Agreement. Either party may terminate the Novartis Agreement without notice upon the bankruptcy of the other party. In addition, Novartis may terminate the Novartis Agreement without cause at any time (a) in its entirety within 30 days written notice prior to the exercise by Novartis of its development rights or (b) on a product-by-product or country-by-country basis on 180 days written notice after the exercise by Novartis of its development rights. If we experience a change of control that involves certain major pharmaceutical companies, Novartis may terminate the Novartis Agreement by written notice within a certain period of time to us or our successor entity.

As of March 31, 2013, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to exercise its option to participate in the development and commercialization of PIXUVRI or exercise its development rights for Opaxio.

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

S*BIO Pte Ltd

We acquired the compounds SB1518 (which is referred to as “pacritinib”) and SB1578, which inhibit Janus Kinase 2, commonly referred to as JAK2 in April 2012. Under the agreement with S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. At our election, we may pay up to 50% of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock. In addition, S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low-single digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

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

Effective September 25, 2012, we and Chroma entered into a standstill with respect to the parties’ respective claims under the Chroma License Agreement, but otherwise reserving the parties’ respective rights as of the commencement of the standstill period. The standstill has been extended until June 25, 2013 and is terminable by either party on one month’s notice.

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

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary materially from what we anticipate and different assumptions or estimates about the future could change our reported results. As described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012, we consider our estimates for impairment of long-lived assets, contingencies and share-based compensation expense to be the most critical in the preparation of the condensed consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. In addition, we recognized revenue for the three months ended March 31, 2013 on sales of PIXUVRI in the E.U. Information regarding our accounting policies for revenue recognition, cost of product sold, accounts receivable and inventory is included in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Revenue from sales of PIXUVRI is recorded net of government-mandated discounts and rebates, product returns and other deductions which involve certain judgments and estimates.

Government-mandated discounts and rebates

Our estimate for government-mandated discounts and rebates is based on actual discounts and rebates healthcare providers and distributors have claimed for reduced pricing as well as statutorily-defined discount rates.

Product returns and other deductions

We offer certain distributors a limited right of return or replacement on product that is damaged in certain instances. Product returned is not resalable given the nature of our product and method of administration. We have developed estimates for product returns based upon historical industry information regarding product return rates for other specialty pharmaceutical products, inventory levels in the distribution channel and other relevant factors. To date, there have been no PIXUVRI product returns. We monitor inventory levels in the distribution channel, as well as sales of PIXUVRI by certain distributors to healthcare providers, using product-specific data provided by those distributors. If necessary, our estimates of product returns or replacements may be adjusted in the future.

For other deductions, we have written contracts with certain distributors that include terms for distribution-related discounts. We record distribution discounts based on the number of units sold to those distributors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

Our operations include commercial activity in the E.U. As a result, our operating results are in part dependent on foreign currency denominated activities, which are translated into U.S. dollars based on average exchange rates for the reporting period. Changes in exchange rates between foreign currencies and the U.S. dollar will affect the recorded levels of our operating results, as well as our assets and liabilities as they are translated into U.S. dollars for presentation in our financial statements. The primary foreign currency that we are exposed to is the euro. As of March 31, 2013, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. As of March 31, 2013, if the euro had been 20% weaker against the dollar, our net asset balance would have decreased by approximately $2.3 million as of this date.

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

(b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, we have added additional controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to our commercial activities of PIXUVRI that are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2009, CONSOB sent us a notice claiming, among other now resolved claims, late disclosure of certain information reported, at CONSOB’s request, in a press release disseminated on March 23, 2009, and alleged that the asserted late disclosure violated provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98. CONSOB’s claims concerned our disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanction established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violation is a pecuniary administrative sanction amounting to between €5,000 and €500,000, or approximately $6,000 to $641,000 converted using the currency exchange rate as of March 31, 2013. In July 2010, CONSOB notified us that it had begun the preliminary investigation for its decision on this administrative proceeding and provided us with a preliminary investigation report in response to the defenses we submitted in January 2010. In August 2010, we submitted further defenses that CONSOB had to evaluate before imposing any possible administrative sanctions. CONSOB has not yet notified us of a resolution with respect to this claim, but, based on our assessment, we believe the likelihood that a pecuniary administrative sanction will be imposed on us for this asserted violation is probable.

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005 and 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. If the final decision of the lower tax courts (i.e., the Provincial Tax Court or the Regional Tax Court) or of the Supreme Court is unfavourable to us, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $12.1 million converted using the currency exchange rate as of March 31, 2013, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

2003 VAT. In September 2011, the Provincial Tax Court issued decision no. 229/3/2011, which (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the ITA liable to pay us €10,000, as partial refund of the legal expenses we incurred for our appeal. In October 2012, the ITA appealed this decision. The Regional Tax Court has scheduled a hearing for discussion of the merits of the 2003 VAT case on May 31, 2013. We plan to defend ourselves in front of the Regional Tax Court both on procedural grounds and on the merits of the case.

2005 VAT. In January 2011, the Provincial Tax Court issued decision No. 4/2010 which (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the ITA to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. The ITA appealed to the higher court against the decision that no penalties could be imposed on us. We do not believe that the Provincial Tax Court has carefully reviewed all of our arguments, relevant documents and other supporting evidence that our counsel filed and presented during the hearing, including an appraisal from an independent expert. Accordingly, we also filed an appeal against the Provincial Tax Court’s decision. In October 2012, the Regional Tax Court issued a decision no. 127/31/2012, which (i) fully accepted the merits of our appeal and (ii) confirmed that no penalties can be imposed against us. On April 15, 2013, the ITA appealed the decision to the Italian Supreme Court. We paid the required VAT deposit including interest and collection fees of €2.1 million. During the first quarter of 2013, the ITA refunded the VAT deposit including additional interest and collection fees of €2.2 million, or approximately $2.9 million converted using the currency exchange rate as of March 31, 2013.

2006 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2007 VAT case) in which it (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for the 2006 and 2007 VAT cases the ITA was liable to pay us €10,000 as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2007 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us, and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal.

2007 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2006 VAT case described above) in which the Provincial Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for 2006 and 2007 VAT cases the ITA was liable to pay us €10,000, as partial refund of the legal expenses incurred for the appeal. In September 2011, we paid the ITA the required deposit for the 2007 VAT in the amount of €0.1 million (including 50% of the assessed VAT, interest and collection fees). In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 10, 2013, the ITA refunded the VAT deposit including interest and collection fees of €0.1 million. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2006 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us, and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal.

In August 2009, SICOR Società Italiana Corticosteroidi S.R.L., or Sicor, filed a lawsuit in the Court of Milan to obtain the Court’s assessment that we were bound to source a chemical compound, whose chemical name is BBR2778, from Sicor according to the terms of a supply agreement executed between Sicor and Novuspharma on October 4, 2002. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. A hearing was held in January 2010 to discuss preliminary matters and set a schedule for future filings and hearings. The parties filed the authorized pleadings and submitted to the Court their requests for evidence. In November 2010, a hearing was held to examine and discuss the requests for evidence submitted by the parties in the briefs filed pursuant to article 183, paragraph 6 of the Italian code of civil procedure and the judge declared that the case does not require any discovery or evidentiary phase, and may be decided on the basis of the documents and pleadings already filed by the parties. At a hearing held in October 2012, the parties informed the Court about the ongoing negotiations pending between the parties and asked the Court, accordingly, to postpone the case. At the request of the parties, the Court extended the final hearing until March 2013. After an exchange of documents between the parties at hearings held in March and April 2013, the judge scheduled the final hearing for the definitive submissions of the findings for June 27, 2013. We are unable to estimate the loss, if any, at this time in the event that we do not prevail.

In April 2010, three shareholder derivative complaints were filed against us and certain of our officers and directors in the United States District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to us by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for PIXUVRI. The allegations in the derivative actions are substantially similar to those in the securities action. In May 2010, the Honorable Marsha J. Pechman consolidated the shareholder derivative actions under the caption Shackleton v. Bauer (Case No. 2:10-cv-00414-MJP), and appointed the law firms of Robbins Umeda LLP (now Robbins Arroyo LLP) and Federman & Sherwood as co-lead counsel for derivative plaintiffs. Three more derivative complaints were filed in June, July and October 2010, and they have also been consolidated with Shackleton v. Bauer. In November 2012, co-lead counsel filed an executed Stipulation of Settlement, with attached exhibits, with the Court and subsequently in November 2012 derivative plaintiffs filed an Unopposed Motion for Preliminary Approval of Settlement, along with related documents. The Court issued an Order Preliminarily Approving Settlement and Providing for Notice in December 2012, scheduling a settlement hearing for March 22, 2013 at 10:00 a.m. In February 2013, co-lead counsel filed Plaintiffs’ Unopposed Motion for Final Approval of the Settlement and Plaintiffs’ Application for Attorneys’ Fees, Reimbursement of Expenses, and Incentive Award, seeking up to $1.3 million in attorney’s fees, reimbursement of approximately $58,195 in expenses, and an incentive award of $1,500 for plaintiff Joseph Shackleton. We believe these fees and expenses will be covered by insurance. On March 21, 2013, the Court issued an Order Providing for Notice, rescheduling the settlement hearing to May 31, 2013 at 2:00 p.m. At this stage of the litigation, we are unable to predict the probability of loss in the event the settlement does not receive final approval.

In December 2011, we were informed of a decree by the Italian Ministry for Education, University and Research, or the Ministry, dated July 7, 2011 revoking a financial support granted to Novuspharma S.p.A. (now the Company, following the merger of Novuspharma into the Company in January 2004) in July 2002, or the Financial Support, and requesting the repayment of the amount paid to Novuspharma as grant for the expenses (i.e. €0.5 million, plus interest for an additional amount of €0.1 million) by January 15, 2012, or the January Decree. The Financial Support was granted (following a proper application by Novuspharma) for a research project about new compounds for the treatment of tumors of the gastrointestinal area, or the Project. The initial amount of the Financial Support was (i) up to €2.3 million as a subsidized loan, and (ii) up to €2.5 million as a grant for expenses (a portion of which, corresponding to €0.5 million, was effectively paid to Novuspharma). Following the interruption of the Project in June 2004, due to unforeseeable technical reasons not ascribable to the beneficiary company, the Financial Support was reduced (i) to €0.6 million for the subsidized loan, and (ii) to €0.6 million for the grant for expenses. In 2005, we requested that the Ministry authorize the joint ownership of the Project by both Cell Therapeutics Europe S.r.l., or CTE, and our Italian branch. In May 2007, the Ministry accepted such joint ownership of the Project subject to the issuance of a guarantee for the portion corresponding to the subsidized loan, but we never issued the guarantee. In 2009, our Italian branch’s research activities were terminated. Since we assert that the January Decree is unlawful and that the relevant issuance represents a breach of the Ministry’s duty of good faith and an abuse of right, in February 2012, we served a writ of summons upon the Ministry, suing it in the civil Court of Rome in an effort to have the January Decree declared ineffective. If we are unable to successfully defend ourselves against the January Decree issued by the Ministry, we may be requested to pay €0.6 million (i.e., the amount paid to Novuspharma as grant for the expenses plus interest, as described above), or approximately $0.8 million converted using the currency exchange rate as of March 31, 2013, plus counterparty’s attorney’s fees, litigation costs and additional default interest for the period lapsed between January 16, 2012 and the date of the effective payment. While the parties were engaged in pending settlement negotiations, (i) the Ministry interrupted the recovery process of the relevant financial support, and (ii) at the first hearing before the Court of Rome that took place in July 2012, the Ministry failed to appear at the hearing, with the consequence that the judge declared it in default of appearance, and we requested a postponement to continue the negotiations with the Ministry; the judge granted the postponement and the next hearing is now scheduled for April 5, 2013. In September 2012, we were informed of a decree, dated August 27, 2012, issued by the General Director of the Ministry, or the August Decree, that is aimed at rectifying the January Decree and according to which the revocation will apply to only the portion of the relevant financial support that had never been requested by or granted to us (i.e., €0.2 million as subsidized loan and €0.1 million as grant for expenses, that we never received and therefore not obliged to return). The August Decree was subject to the registration by the Court of Auditors (Corte dei Conti) that was performed in October 2012. We are currently discussing with the Ministry the modalities to terminate this legal proceeding, which is formally still pending before the Court of Rome. In the meantime, both the parties agreed to fail to appear at the hearing scheduled for April 5, 2013. The judge scheduled a new hearing for June 12, 2013. Under applicable law, if both parties fail to appear at this hearing (as it is currently the common understanding of the parties), then the judge will declare the cancellation of the trial. At this time, considering the contents of the August Decree, as well as its registration by the Court of Auditors, the likelihood of an unfavorable outcome of these legal proceedings is remote.

In July 2012, a complaint was filed against us in the Superior Court of Washington for King County captioned GLY Construction Inc., or GLY, v. Cell Therapeutics, Inc. and Selig Holdings Company, or Selig, (Case No. 12-2-22742-0 SEA), naming us and Selig as defendants. The complaint asserts claims for breach of contract, unjust enrichment/quantum meruit and lien foreclosure, and alleges that we failed to pay certain amounts to plaintiffs for work performed for construction improvements totaling approximately $4.0 million. We contend that these amounts should be offset by amounts owed under the lease agreement with Selig. We asserted cross-claims for breach of contract and business devastation against Selig in the above-referenced lawsuit. These cross-claims were based on Selig’s refusal to pay amounts owed under the lease agreement, including amounts owed to GLY and other expenses incurred. We and Selig reached a settlement with GLY on all of GLY’s claims in September 2012. The settlement included a partial lump sum payment with subsequent monthly payments from both Selig and us. We still have claims against Selig for amounts owed under the lease agreement, including portions of the settlement amount paid by us to GLY, and are currently negotiating potential settlement solutions although we cannot predict the probability of success at this time.

In March 2011, we entered into a license and co-development agreement, or the Chroma License Agreement, with Chroma Therapeutics, Ltd., or Chroma, providing us with exclusive marketing and co-development rights to Chroma’s drug candidate, tosedostat, in North, Central and South America. By a letter dated July 18, 2012, Chroma notified us that Chroma alleges breaches under the Chroma License Agreement. Chroma asserts that we have not complied with the Chroma License Agreement because we made decisions with respect to the development of tosedostat without the approval of the joint committees to be established pursuant to the terms of the Chroma License Agreement, did not hold meetings of those committees and have not used diligent efforts in the development of tosedostat. We dispute Chroma’s allegations and intend to vigorously defend our development activities and judgments. In particular, we dispute Chroma’s lack of diligence claim based in part on the appropriateness of completing the ongoing Phase 2 combination trials prior to developing a Phase 3 trial design. In addition, we believe that Chroma has failed to comply with its antecedent obligations with respect to the joint committees and failed to demonstrate an ability to manufacture tosedostat to the required standards under the terms of the Chroma License Agreement. Under the Chroma License Agreement there is a 90 day cure period for any nonpayment default, which period shall be extended to 180 days if the party is using efforts to cure. A party may terminate the Chroma License Agreement for a material breach only after arbitration in accordance with the terms of the Chroma License Agreement. Effective September 25, 2012, we and Chroma entered into a standstill with respect to the parties’ respective claims under the Chroma License Agreement, but otherwise reserving the parties’ respective rights as of the commencement of the standstill period. The standstill has been extended until June 25, 2013 and is terminable by either party on one month’s notice.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The occurrence of any of the following risks described below and elsewhere in this document, including the risk that our actual results may differ materially from those anticipated in these forward-looking statements, could materially adversely affect our business, financial condition, operating results or prospects and the trading price of our common stock. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects and the trading price of our common stock.

Factors Affecting Our Operating Results and Financial Condition

If we are unable to generate significant product revenues from the sale of PIXUVRI, we may never become profitable.

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success in Europe of our only marketed product candidate, PIXUVRI. PIXUVRI is not approved for marketing in the United States. During the fourth quarter of 2012, we began making PIXUVRI available to healthcare providers in the E.U. and initiated our commercial operations on a country-by-country basis. As of March 31, 2013, PIXUVRI was available in eight countries: Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom. We plan to extend the availability of PIXUVRI to France, Italy and Spain, as well as other European countries, in 2013; however, we may not be able to successfully commercialize PIXUVRI in Europe as planned. Our ability to successfully commercialize PIXUVRI will depend on several factors, including, without limitation, our ability to:

•	increase and maintain market demand for, and sales of, PIXUVRI in Europe through our sales and marketing efforts and by expanding our sales force;

•	obtain greater acceptance of PIXUVRI by physicians and patients;

•	obtain favorable reimbursement rates for PIXUVRI in Europe;

•	maintain compliance with regulatory requirements;

•

obtain a renewal annually of our conditional marketing authorization for PIXUVRI in the European Union and complete a post-marketing study of PIXUVRI aimed at confirming the clinical benefit previously observed in PIXUVRI;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms;

•

maintain commercial manufacturing arrangements with third-party manufacturers as necessary to meet commercial demand for PIXUVRI, to manufacture commercial quantities at acceptable cost levels and build our distribution, managerial and other non-technical capabilities;

•	maintain intellectual property protection for PIXUVRI;

•	compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel; and

•	develop and maintain our own commercial organization to market PIXUVRI.

If we are unable to successfully commercialize PIXUVRI in Europe as planned, we may be unable to generate sufficient revenues to grow or sustain our business, and our business, financial condition, operating results and prospects could be harmed.

If we are unable to successfully develop our own commercial organization or collaborate with third-party organizations, we may not be able to successfully commercialize or generate meaningful sales from PIXUVRI or other product candidates.

We currently have limited resources and the continued development of a commercial organization to market PIXUVRI will be expensive and time-consuming. We have entered into a services agreement with Quintiles Commercial Europe Limited, or Quintiles, whereby CTILS has engaged Quintiles to provide a variety of services, which may include, market access services, promotion and detailing services, strategic planning, project management, pricing and reimbursement support, pharmacovigilance, medical information and other regulatory services and consulting services to CTILS and its affiliates related to the commercialization of PIXUVRI in Europe. Because we rely on third parties to manufacture, distribute, and market and sell PIXUVRI, we have limited control over the efforts of these third parties and we may receive less revenue than if we commercialized PIXUVRI ourselves. If we are unable to successfully develop our own commercial organization or collaborate with third-party organizations, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, which could harm our business, financial condition, operating results and prospects.

Failure to comply with covenants in our existing loan agreement or satisfy certain conditions of the loan agreement, could harm our liquidity, financial condition, business, operating results and prospects.

Under our loan and security agreement with Hercules Technology Growth Capital, or HTGC, in March 2013 we borrowed $10 million and we have the option to borrow up to $5 million at any time from November 30, 2013 through December 15, 2013, subject to the satisfaction of certain conditions. The loan agreement also requires us to comply with restrictive covenants, including restrictive covenants that limit our and our subsidiaries ability to incur additional indebtedness or prepay indebtedness; incur any liens on the collateral securing the loan agreement; acquire, own or make investments; repurchase or redeem stock or other equity securities; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; or merge or consolidate with or into any other business organization. If we are unable to satisfy the conditions to borrow additional amounts, we may not be able to draw-down additional funds from the loan agreement. Moreover, an uncured breach of any of the covenants or other event of default under the agreement could lead to an event of default under the loan agreement. If any event of default occurs, then outstanding amounts under the loan agreement may become due and payable immediately, but we may not have access to such amounts on reasonable terms or at all, which could harm our liquidity, business, financial condition, operating results and prospects.

We need to continue to raise additional financing to operate, but additional funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the development of our product candidates. Our available cash and cash equivalents were $44.3 million as of March 31, 2013. At our currently planned spending rate, we believe that our financial resources, in addition to the expected receipts from European PIXUVRI sales, will be sufficient to fund our operations into the fourth quarter of 2013. Changes in manufacturing, clinical trial expenses, and expansion of our sales and marketing organization in Europe, may consume capital resources earlier than planned. Additionally, we may not receive the country reimbursement rates in Europe for PIXUVRI that we currently assume in planning for 2013 and 2014.

We expect we will need to raise additional funds and are currently exploring alternative sources, including debt and other non-dilutive capital. We may seek to raise such capital through equity or debt financings, partnerships, collaborations, joint ventures, disposition of assets or other sources, but our ability to do so is subject to a number of risks and uncertainties, including:

•

our ability to raise capital through the issuance of additional shares of our common stock or other securities convertible into common stock is restricted by the limited number of authorized shares available for issuance, the difficulty of obtaining shareholder approval to increase the authorized number of shares, and the restrictive covenants of our credit facility;

•	issuance of equity securities, or securities convertible into our equity securities, will dilute the proportionate ownership of existing shareholders;

•	our ability to raise debt capital may be limited by the terms of any future indebtedness, and any such indebtedness may include restrictive covenants that limit our operating flexibility;

•	arrangements that require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets; and

•

we may be required to meet additional regulatory requirements in the European Union (including Italy) and the United States and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain additional funding.

However, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our selling, general and administrative expenses, which could harm our business, financial condition, operating results and prospects.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2013, we had an accumulated deficit of $1.8 billion. We are pursuing regulatory approval for PIXUVRI, pacritinib, Opaxio, tosedostat and brostallicin. We will need to continue to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable even if we are able to commercialize PIXUVRI or other products currently in development or otherwise.

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

If our common stock ceases to be listed for trading on The NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under our Loan and Security Agreement with Hercules Technology Growth Capital, Inc., dated March 26, 2013, and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the trading price of our common stock. If we are not listed on The NASDAQ Capital Market or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Delisting from NASDAQ could also affect our ability to maintain our listing or trading on the Borsa Italiana. Trading in our common stock has been halted or suspended on both NASDAQ and Borsa Italiana in the past and may also be halted or suspended in the future due to market or trading conditions at the discretion of NASDAQ, the Commissione Nazionale per le Società e la Borsa, or “CONSOB” (which is the public authority responsible for regulating the Italian securities markets), or the Borsa Italiana (which ensures the development of the managed markets in Italy). Any halt or suspension in the trading in our common stock may negatively impact the trading price of our common stock.

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

A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, we were unable to obtain a quorum at two scheduled annual meetings. Following that failure to obtain a quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner being given notice before such record date and taking no action to direct the voting of such shares. Obtaining a quorum at meetings of our shareholders, including our annual meeting planned to be held on June 26, 2013, and obtaining necessary shareholder approvals at meetings of our shareholders will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. As a result, we may be unable to obtain a quorum at our annual meeting, or future annual or special meetings of shareholders or obtain shareholder approval of proposals when needed.

Even if we obtain a quorum at our shareholder meetings, including our annual meeting, we may not obtain enough votes to approve matters to be resolved upon at those meetings. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting. Moreover, under Rule 452 of the New York Stock Exchange, or Rule 452, the U.S. broker-dealer may only vote shares absent direction from the beneficial owner on certain specified “routine” matters, such as certain amendments to our articles of incorporation to increase authorized shares that are to be used for general corporate purposes and the ratification of our auditors. If our shareholders do not instruct their brokers on how to vote their shares on “non-routine” matters, then we may not obtain the necessary number of votes for approval. “Non-routine” matters include, for example, proposals that relate to the authorization or creation of indebtedness or preferred stock, amendment of our articles of incorporation, matters related to executive compensation and the election of directors. As a result, even if we are able to obtain a quorum for meetings of our shareholders, including our annual meeting, we may not receive enough votes to approve proxy proposals presented at meetings of our shareholders, including our annual meeting and, depending on the proposal in question, including the proposal being submitted to our shareholders at our annual meeting to increase the number of authorized shares of common stock, such failure could harm us.

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

Compliance with Italian regulatory requirements may delay additional issuances of our common stock or other business initiatives. Under Italian law, we must publish a registration document, securities note and summary that have to be approved by CONSOB prior to issuing common stock that exceeds, in any twelve-month period, 10% of the number of shares of our common stock outstanding at the beginning of that period, subject to certain exceptions. If we are unable to obtain and maintain a registration document, securities note or summary to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. For example, we have in the past issued convertible preferred stock and may in the future issue convertible securities because the common stock resulting from the conversion of such securities, subject to current provisions of European Directive No. 71/2003 and, according to the current interpretations of the Committee of European Securities Regulators, is not subject to the 10% limitation imposed by E.U. and Italian law. However, any changes to Italian regulatory requirements, exemptions or interpretations may increase compliance costs or limit our ability to issue securities.

We are subject to Italian regulatory requirements, which could result in administrative and other challenges and additional expenses.

Because our common stock is traded on the MTA, we are required to also comply with the rules and regulations of CONSOB and the Borsa Italiana, which regulate companies listed on Italy’s public markets. Compliance with these regulations and responding to periodic information requests from Borsa Italiana and CONSOB requires us to devote additional time and resources to regulatory compliance matters, and incur additional expense of engaging additional outside counsel, accountants and other professional advisors. Actual or alleged failure to comply with Italian regulators can also subject us to regulatory investigations. For more information on current investigations, see the regulatory investigations that are discussed in more detail in Part II, Item 1 “Legal Proceedings.”

We will incur a variety of costs and may never realize the anticipated benefits of any acquisitions we may make.

We evaluate and acquire assets and technologies from time to time. If appropriate opportunities become available, we may attempt to acquire other businesses and assets that we believe are a strategic fit with our business. The process of negotiating an acquisition and integrating an acquired business and assets may result in operating difficulties and expenditures. In addition, our acquisitions may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition, including our acquisition of pacritinib from S*BIO in April 2012. Any acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, which could harm our business, financial condition, operating results or prospects.

We may owe additional amounts for value added taxes related to our operations in Europe.

Our European operations are subject to value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $5.4 million and $8.1 million as of March 31, 2013 and December 31, 2012, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005 and 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are vigorously defending ourselves against the assessments both on procedural grounds and on the merits of the case. Further information pertaining to these cases can be found in Part II, Item 1 “Legal Proceedings” and is incorporated by reference herein. If the final decision of lower tax courts (i.e. the Provincial Tax Court or the Regional Tax Court) or of the Supreme Court is unfavourable to us, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $12.1 million converted using the currency exchange rate as of March 31, 2013) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We may not realize any royalties, milestone payments or other benefits under the license and co-development agreement entered into with Novartis.

We have entered into a license and co-development agreement related to Opaxio and PIXUVRI with Novartis pursuant to which Novartis received an exclusive worldwide license for the development and commercialization of Opaxio and an option to enter into an exclusive worldwide license to develop and commercialize PIXUVRI. We will not receive any royalty or milestone payments under this agreement unless Novartis exercises its option related to PIXUVRI and we enter into a definitive license agreement with Novartis or Novartis elects to participate in the development and commercialization of Opaxio. Novartis is under no obligation to make such election and enter into a definitive license agreement or exercise such right and may never do so. In addition, even if Novartis exercises such rights, any royalties and milestone payments we may be eligible to receive from Novartis are subject to the receipt of the necessary regulatory approvals and the attainment of certain sales levels. If Novartis does not elect to participate in the development of Opaxio or PIXUVRI, we may not be able to find another suitable partner for the commercialization and development of those products, which may have an adverse effect on our ability to bring Opaxio to market and PIXUVRI to market outside of Europe. In addition, we would need to obtain a release from Novartis prior to entering into any agreement to develop and commercialize PIXUVRI or Opaxio with a third party. We may never receive the necessary regulatory approvals and our products may not reach the necessary sales levels to generate royalty or milestone payments even if Novartis elects to exercise its option with regard to PIXUVRI and enter into a definitive license agreement or to participate in the development and commercialization of Opaxio. In addition, the agreement imposes restrictions on activities relating to the development and commercialization of PIXUVRI and any actual or alleged failure to comply with the terms of the agreement could result in potential damage claims, legal expenses, loss of rights under the agreement or termination of the agreement. Novartis has the right under the agreement in its sole discretion to terminate such agreement at any time upon written notice to us.

Products that appear promising in research and development may be delayed or fail to reach later stages of development or the market.

The successful development of anti-cancer drugs and other pharmaceutical products is highly uncertain and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and risky. In addition, a number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, our STELLAR Phase 3 clinical trials for Opaxio for the treatment of non-small cell lung cancer failed to meet their primary endpoints. Products that appear promising in research and development may be delayed or fail to reach later stages of development or the market for several reasons, including:

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

•

any problem in the production of our products, such as the inability of a supplier to provide raw materials or supplies used to manufacture our products, equipment obsolescence, malfunctions or failures, product quality or contamination problems, or changes in regulatory requirements or standards that require modifications to our manufacturing process;

•	the product candidate may not be cost effective compared to alternative treatments; or

•	other companies or people have or may have proprietary rights to a product candidate, such as patent rights, and will not let the product candidate be sold on reasonable terms, or at all.

If the development of our product candidates is delayed, our development costs may increase, the product may not reach later stages of development and/or our ability to commercialize our product candidates may be harmed, which could harm our business, financial condition, operating results or prospects.

We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate to the satisfaction of the applicable regulatory authority the safety and efficacy of the product for its intended use. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. We forecast the commencement and completion of clinical trials for planning purposes, but actual commencement or completion may take longer than planned or not be completed at all due to a number of reasons, including:

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

If we fail to commence or complete, or experience delays in, any of our present or planned clinical trials or need to perform more or larger clinical trials than planned, our development costs may increase, which could harm our ability to commercialize our product candidates, and our business, financial condition, operating results or prospects.

We may not obtain or maintain the regulatory approvals required to commercialize some or all of our products.

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other states and countries, including the EMA in the European Union. All of our other compounds are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the European Union, have not received marketing approval for these other compounds or FDA marketing approval of PIXUVRI. Information about the status of the regulatory approval of PIXUVRI, pacritinib, Opaxio, tosedostat, and brostallicin can be found in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein. Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address and the regulations applicable to any particular drug candidate. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

•	a drug candidate may not be shown to be safe or effective;

•	a clinical trial results in negative or inconclusive results or adverse medical events occur during a clinical trial;

•	they may not approve the manufacturing process of a drug candidate;

•	they may interpret data from pre-clinical and clinical trials in different ways than we do;

•	they may fail to comply with regulatory requirements could result in various adverse consequences; or

•	they might change their approval policies or adopt new regulations.

Any delay or failure by us to obtain regulatory approvals of our products could adversely affect the marketing of our products. If our products are not approved quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, and operating results will be harmed.

Even if our drug candidates are successful in clinical trials and receive regulatory approvals, we may not be able to successfully commercialize them.

Pacritinib, Opaxio, tosedostat and brostallicin are currently in clinical trials; the development and clinical trials of these products may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product. Even if our products are successful in clinical trials and even products that have been granted conditional marketing authorization, such as PIXUVRI, or other regulatory approvals, our products may not reach the market for a number of reasons including:

•	they may be found ineffective or cause harmful side effects;

•	they may be difficult to manufacture on a scale necessary for commercialization;

•	they may be uneconomical to produce;

•	we may fail to obtain reimbursement amount approvals or pricing that is cost effective for patients as compared to other available forms of treatment;

•	they may not compete effectively with existing or future alternatives to our products;

•	we are unable to sell marketing rights or develop commercial operations;

•	they may fail to achieve market acceptance; or

•	we may be precluded from commercialization of our products by proprietary rights of third parties.

The occurrence of any of these events could adversely affect the commercialization of our products. Products, if introduced, may not be successfully marketed and/or may not achieve customer acceptance. If we fail to commercialize products or if our future products do not achieve significant market acceptance, we will not likely generate significant revenues or become profitable.

Even if our other products receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review by the FDA, the EMA and other foreign regulatory agencies, as applicable, and may be subject to additional post-marketing obligations, all of which may result in significant expense and limit commercialization of our other products, including PIXUVRI.

Even if our other products receive regulatory approvals, we will be subject to numerous regulations and statutes regulating the manner of selling and obtaining reimbursement for those products. Regulatory approvals that we receive for our products may be subject to limitations on the indicated uses for which the product may be marketed or require potentially costly post-marketing follow-up studies. Even if a product receives regulatory approval, we may not be able to maintain compliance with regulatory requirements, which could result in the product being withdrawn from the market, product seizures, injunctions, regulatory restrictions on our business and sales activities, monetary penalties, or criminal prosecution. In addition, PIXUVRI is subject to extensive regulatory requirements regarding its labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping. If the FDA, the EMA or other foreign regulatory agency approves any of our other products, they will also be subject to similar extensive regulatory requirements. The subsequent discovery of previously unknown problems with PIXUVRI or any of our other products, including adverse events of unanticipated severity or frequency, or the discovery that adverse effects or unknown toxicities observed in preclinical research or clinical trials that were believed to be minor actually constitute more serious problems, may result in restrictions on the marketing of the product or withdrawal of the drug from the market. If we are not granted full approval of PIXUVRI in the European Union or we are unable to renew our conditional marketing authorization for PIXUVRI in the European Union, our business, financial condition, operating results and prospects would be harmed.

We cannot predict the outcome of our clinical trial for PIXUVRI or whether our clinical trial for PIXUVRI will serve as either a post-marketing commitment trial or as a pivotal trial.

In March 2011, we initiated a randomized pivotal trial of PIXUVRI for the treatment of relapsed or refractory aggressive B-cell NHL. This clinical trial, referred to as PIX306, or PIX-R, will compare a combination of PIXUVRI plus rituximab to a combination of gemcitabine plus rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. We cannot predict the outcome of PIX-R or whether PIX-R will serve as either a post-marketing commitment trial or as a pivotal trial. We may not be able to demonstrate the clinical benefit of PIXUVRI in patients who had previously received rituximab or that PIXUVRI is more clinically effective than treatments currently used in clinical practice. Moreover, the FDA may request that we conduct more clinical trials in addition to PIX-R to obtain FDA approval of our NDA for PIXUVRI and we do not know what this trial will cost or how long it would take to execute this study and provide additional information to the FDA. We may not be able to complete the PIX306 clinical trial by June 2015 or at all. If we are unable to submit the clinical trial data from our ongoing randomized Phase 3 clinical trial, PIX306, by June 2015, it may result in the withdrawal of the conditional marketing authorization by the European Union. We may also need to take additional steps to obtain regulatory approval of PIXUVRI. The expense to design and conduct clinical trials are substantial and any additional clinical trials or actions we may need to pursue to obtain approval of PIXUVRI may negatively affect our business, financial condition, operating results or prospects. Failure to meet clinical trial deadlines may also result in the withdrawal of our conditional marketing authorization for PIXUVRI.

We may be delayed, limited or precluded from obtaining regulatory approval of Opaxio as a maintenance therapy for advanced-stage ovarian cancer and as a radiation sensitizer.

Through an investigator-sponsored study, we are currently evaluating Opaxio as a potential maintenance therapy for women with advanced-stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin and as a radiation sensitizer. This Phase 3 clinical trial, or the GOG-0212 trial, is under the control of the Gynecologic Oncology Group, or the GOG, and is expected to enroll 1,100 patients. On January 31, 2013, the Data Safety Monitoring Board recommended continuation of the GOG-0212 trial of Opaxio for maintenance therapy in ovarian cancer with no changes following the first planned interim survival analysis. Three prior pivotal clinical trials for Opaxio have not been successful and failure of the GOG-0212 trial could delay, limit or preclude regulatory approval of Opaxio.

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

Government investigations concerning the promotion of off-label uses and related issues are typically expensive, disruptive and burdensome, generate negative publicity and may result in fines or payments of settlement awards. For example, in April 2007, we paid a civil penalty of $10.6 million and entered into a settlement agreement with the U.S. Attorney’s Office for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon Inc. in July 2005. As part of that settlement agreement and in connection with the acquisition of Zevalin, we also entered into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services, which required us to establish a compliance committee and compliance program and adopt a formal code of conduct. If our promotional activities are found to be in violation of applicable law or if we agree to a settlement in connection with an enforcement action, we would likely face significant fines and penalties and would likely be required to substantially change our sales, promotion, grant and educational activities.

If we fail to establish and maintain collaborations, we may be unable to develop and commercialize our product candidates.

We have entered into collaborative arrangements with third-parties to develop and/or commercialize product candidates and are currently seeking additional collaborations. For example, we entered into an agreement with the GOG to perform a Phase 3 trial of Opaxio in patients with ovarian cancer. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates. If we fail to enter into additional collaborative arrangements or fail to maintain our existing collaborative arrangements, our ability to develop and commercialize product candidates would be harmed.

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

•	partners may choose to develop, independently or with other companies, alternative products or treatments, including products or treatments which compete with ours;

•	agreements with partners may expire or be terminated without renewal, or partners may breach collaboration agreements with us;

•	business combinations or significant changes in a partner’s business strategy might adversely affect that partner’s willingness or ability to complete its obligations to us; and

•	the terms and conditions of any collaborative arrangements may not be favorable.

The occurrence of any of these events could harm the development or commercialization of our products.

Our dependence on third-party manufacturers means that we do not always have direct control over the manufacture, testing or distribution of our products.

We do not currently have internal analytical laboratory or manufacturing facilities to allow the testing or production and distribution of drug products in compliance with cGMPs. We are dependent on a single vendor for manufacturing PIXUVRI and, as such, we do not have direct control over the manufacture, testing or distribution of PIXUVRI. If this vendor is unable to provide us with a sufficient supply of PIXUVRI or we are unable to find an alternative manufacturer of PIXUVRI, we may not be able to fulfill purchase orders for PIXUVRI or meet future demand, which could harm our business, financial condition, operating results and prospects. The active pharmaceutical ingredients and drug products for other products under development, pacritinib, tosedostat and brostallicin, are also manufactured by single vendors. Finished product manufacture and distribution for these products are to be manufactured and distributed by different single vendors. In addition, one of our other products under development, Opaxio, has a complex manufacturing process and supply chain, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. Because we do not directly control our suppliers, these vendors may not be able to provide us with finished product when we need it. If our vendors fail to comply with regulatory requirements or we experience a delay in the manufacturing of our finished products, we may experience a delay in the distribution of our products, which may impact the related clinical trials and our commercial activities currently planned or underway.

If our contract manufacturers and/or our products fail to comply with FDA, EMA or other applicable regulations, we may have to curtail or stop the manufacture of such products which would harm our sales.

We are dependent upon third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by the United States and/or foreign regulatory authorities where our products will be tested and/or marketed. While the FDA, EMA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers and contract service providers may at times violate cGMPs. The FDA, EMA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. Failure to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance. Both before and after approval, our contract manufacturers and our products are subject to numerous regulatory requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. Manufacturing processes must conform to current Good Manufacturing Practice, or cGMPs. The FDA, EMA and other regulatory authorities periodically inspect manufacturing facilities to assess compliance with cGMPs. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance, which would harm our business, financial condition, operating results or prospects.

Our financial condition may be harmed if third parties default in the performance of contractual obligations.

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. For example, in 2005 we sold our product TRISENOX to Cephalon and, pursuant to the terms of the purchase agreement under which TRISENOX was sold, we are entitled to receive milestone payments upon the approval by the FDA of new labeled uses for TRISENOX; however, Cephalon may decide not to submit any additional information to the FDA to apply for label expansion of TRISENOX, in which case we would not receive a milestone payment under the agreement. In September 2012, our wholly-owned subsidiary CTILS entered into a Logistics Agreement with Movianto Nederland BV, or Movianto, pursuant to which Movianto agreed to provide certain warehousing, transportation, distribution, order processing and cash collection services and all related activities to CTILS and its affiliates for PIXUVRI in certain agreed territories in Europe. Movianto provides a variety of services related to our sales of PIXUVRI, including the receipt, unloading and checking, warehousing and inventory control; customer order management; distribution and transportation; lot number and expiry date control; returned goods processing; return and recall; product quality assurance; reporting, credit management and debt collection. If Movianto, or other third parties we may enter into contracts with default on the performance of their contractual obligations, we could suffer significant financial losses and operational problems, which could in turn adversely affect our financial performance, cash flows or operating results and may jeopardize our ability to maintain our operations.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•

In Europe, PIXUVRI faces competition with existing treatments for adults with multiply relapsed or refractory aggressive B-cell NHL. If we are successful in bringing PIXUVRI to market in the United States, PIXUVRI will face competition from currently marketed anthracyclines, such as mitoxantrone (Novantrone®). In addition, PIXUVRI may face competition in the United States and the European Union if new anti-cancer drugs with reduced toxicity are developed and marketed in the United States and/or the European Union.

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

If users of our products are unable to obtain adequate reimbursement from third party payers, market acceptance of our products may be limited and we may not achieve anticipated revenues.

Even if we succeed in bringing any of our proposed products to market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. Governmental and other third-party payors continue to attempt to contain healthcare costs by strictly controlling, directly or indirectly, pricing and reimbursement and we expect pressures on pricing and reimbursement from both governments and private payers inside and outside the U.S. to continue. In almost all European markets, pricing and choice of prescription pharmaceuticals are subject to governmental control. Therefore, the price of our products and their reimbursement in Europe will be determined by national regulatory authorities, including the pricing of PIXUVRI in Europe. We are focused on obtaining reimbursement for PIXUVRI in the five major market European countries (France, Germany, Italy, Spain and the United Kingdom), as well as smaller territories in Western and Northern Europe, in 2013. A variety of factors are considered in making reimbursement decisions, including whether there is sufficient evidence to show that treatment with the product is more effective than current treatments, that the product represents good value for money for the health service it provides and that treatment with the product works at least as well as currently available treatments. Reimbursement decisions from any of the European markets may impact reimbursement decisions on PIXUVRI in the other European markets. For example, in April 2013, The National Institute for Health and Care Excellence (NICE), a non-departmental public body of the Department of Health in the United Kingdom issued draft guidance not recommending funding of PIXUVRI by the U.K.’s National Health Service. While we are in a consultation period with NICE and are awaiting the next stage of guidance, the NICE decision may impact reimbursement decisions on PIXUVRI in other markets and we may not obtain reimbursement in certain markets in the European Union as planned. The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital.

The pharmaceutical business is subject to increasing government price controls and other restrictions on pricing, reimbursement, and access to drugs, which could affect our future revenues and profitability if new restrictive legislation is adopted.

Legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing. In the United States, we are subject to substantial pricing, reimbursement, and access pressures from state Medicaid programs and private insurance programs and pharmacy benefit managers, and implementation of U.S. health care reform legislation is increasing these pricing pressures. The Patient Protection and Affordable Care Act (HR 3590), or the PPACA, instituted comprehensive health care reform in 2010 and we believe the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of healthcare services and products and on the reform of the Medicare and Medicaid systems. The announcement or adoption of these proposals could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products. In addition, many state legislative proposals would further negatively affect our pricing and reimbursement for, or access to, our products.

Globally, governments are becoming increasingly aggressive in imposing health care cost-containment measures such as:

•	adopting more restrictive price controls;

•	limiting and reducing both coverage and the amount of reimbursement for new therapeutic products;

•	denying or limiting coverage for products that are approved by the FDA or the EMA, but are considered experimental or investigational by third-party payors;

•	restricting access to human pharmaceuticals based on the payers’ assessments of comparative effectiveness and value;

•	refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA or EMA marketing approval; and

•	denying coverage altogether.

If adequate third-party or government coverage is not available, market acceptance of our products may be limited and we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development or achieve anticipated revenues.

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

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the United States and various other countries seeking protection of inventions originating from our research and development and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the United States and foreign countries directed to PIXUVRI, pacritinib, Opaxio, tosedostat, brostallicin and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The Opaxio-directed patents will expire on various dates ranging from 2017 through 2018. The pacritinib-directed U.S. patents will expire from 2026 through 2029. The PIXUVRI-directed U.S. patents will expire in 2014. The tosedostat-directed U.S. patents will expire in 2017. The brostallicin-directed U.S. patents will expire on various dates ranging between 2017 through 2021. The PIXUVRI-directed patents currently in force in Europe will expire from 2015 through 2023. These patent expiration dates do not account for potential extensions that may be available in certain countries. For example, certain PIXUVRI-directed patents may be subject to possible patent-term extensions that could provide extensions through 2019 in the United States and through 2027 in some countries in Europe. Supplementary Protection Certificates extending certain PIXUVRI-directed patents have been granted in Denmark, Italy, Luxembourg, the Netherlands and Portugal, but there can be no guarantee of extensions in other countries. The expiration of these patents may allow our competitors to copy the inventions that are currently protected and better compete with us.

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

We may be subject to litigation proceedings that could harm our financial condition and operating results.

We may be subject to legal claims or regulatory matters involving shareholder, consumer, regulatory and other issues. As described in Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q, we are currently engaged in a number of litigation matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Adverse outcomes in some or all of such pending cases may result in significant monetary damages or injunctive relief against us. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects.

We are subject to a variety of claims and lawsuits from time to time, some of which arise in the ordinary course of our business. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. For example, as described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q, CONSOB has not yet notified us of a resolution with respect to its claim that our disclosure related to the contents of the opinion expressed by Stonefield Josephson, Inc., an independent public accounting firm, with respect to our 2008 financial statements was late. However, based on our assessment, we believe the likelihood that it is probable that CONSOB will impose a pecuniary administrative sanction for such asserted violation.

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

Prior to when commercial sales of PIXUVRI began, we had an exclusive manufacturing contract for drug substance with a different manufacturer. We are currently disputing our right to cancel the exclusive manufacturing contract between us and the former manufacturer of PIXUVRI. We assert multiple grounds for terminating this exclusive manufacturing agreement, which the former manufacturer disputes. The former manufacturer has asserted that we do not have the right to terminate the manufacturing contracts and has filed a lawsuit in the Court of Milan to compel us to source PIXUVRI from that manufacturer. A hearing was held in January 2010 to discuss preliminary matters and set a schedule for future filings and hearings. In November 2010, a hearing was held aimed at examining and discussing the requests for evidence submitted by the parties in the briefs filed pursuant to article 183, paragraph 6 of the Italian code of civil procedure and the judge declared that the case does not require any discovery or evidentiary phase because it may be decided on the basis of the documents and pleadings filed by the parties. At a hearing in October 2012, the parties informed the court about the ongoing negotiations pending between them and asked the court, accordingly, to postpone the case. After an exchange of documents between the parties at hearings held in March and April 2013, the judge scheduled the final hearing for June 27, 2013. Further information pertaining to this case can be found in Part II, Item 1 “Legal Proceedings” and is incorporated by reference herein.

If there is an adverse outcome in the shareholder derivative litigation that was filed against us, our business may be harmed.

In April 2010, three shareholder derivative complaints were filed against us and certain of our officers and directors in the U.S. District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to us by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for PIXUVRI. In May 2010, Judge Marsha Pechman consolidated the shareholder derivative actions under the caption Shackleton v. Bauer (Case No. 2:10-cv-00414-MJP), and appointed the law firms of Robbins Umeda LLP (now Robbins Arroyo LLP) and Federman & Sherwood as co-lead counsel for derivative plaintiffs. Three more derivative complaints were filed in June, July and October 2010, and they have also been consolidated with Shackleton v. Bauer. In November 2012, co-lead counsel filed an executed Stipulation of Settlement, with attached exhibits, with the Court and derivative plaintiffs filed an Unopposed Motion for Preliminary Approval of Settlement, along with related documents. The Court issued an Order Preliminarily Approving Settlement and Providing for Notice on December 26, 2012, scheduling a settlement hearing for March 22, 2013 at 10:00 am. In February 2013, co-lead counsel filed Plaintiffs’ Unopposed Motion for

Final Approval of the Settlement and Plaintiffs’ Application for Attorneys’ Fees, Reimbursement of Expenses, and Incentive Award, seeking up to $1.3 million in attorneys’ fees, reimbursement of $58,195 in expenses, and an incentive award of $1,500 for plaintiff Joseph Shackleton. We believe these fees and expenses will be covered by insurance. On March 21, 2013, the Court issued an Order Providing for Notice, rescheduling the settlement hearing to May 31, 2013 at 2:00 p.m. At this stage of the litigation, no probability of loss can be predicted in the event the settlement does not receive final approval.

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

Our operations in our European branches and subsidiaries make us subject to increased risk regarding currency exchange rate fluctuations.

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities, as well as the reported amounts of revenues and expenses, in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Changes in the value of the U.S. dollar as compared to the euro might have an adverse effect on our reported operating results and financial condition.

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

Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceutical products. If the insurance covering the product use in our clinical trials for our product candidates is not maintained on acceptable terms or at all, we might not have adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim could also exceed our insurance coverage and could harm our financial condition and operating results.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The market price of our common stock may be harmed by market conditions affecting the stock markets in general, including price and trading fluctuations on The NASDAQ Capital Market. For example, during the twelve month period ended April 26, 2013, our stock price has ranged from a low of $1.02 to a high of $6.75 (as adjusted to reflect the one-for-five reverse stock split effective September 2, 2012). Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our shares of common stock, and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance.

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

Shares of common stock are equity securities and are subordinate to any preferred stock we may issue and to any existing or future indebtedness.

Shares of our common stock rank junior to any shares of our preferred stock that we may issue in the future and to any existing, including our loan agreement, or future indebtedness we may incur and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Our loan agreement restricts, and any future indebtedness and preferred stock may restrict, payment of dividends on our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases in the First Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	554	$1.30	—	—
February 1 – February 28, 2013	1,141	$1.34	—	—
March 1 – March 31, 2013	20,392	$1.31	—	—

Total	22,087	$1.31	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our 2007 Equity Incentive Plan, as amended and restated.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On March 26, 2013, our wholly-owned subsidiary CTI Life Sciences Ltd., a U.K. limited company, or CTILS, entered into a Wholesale Distribution Agreement with Max Pharma GmbH, or Max Pharma. Pursuant to the terms of the agreement, CTILS has appointed Max Pharma as the exclusive wholesale distributor for PIXUVRI within the territory of Germany (and any other additional countries agreed between the parties from time to time) for the sale, storage and distribution of PIXUVRI in the designated territory but CTILS retains the right to fill orders through its third party logistics provider if Max Pharma is unable to do so. Under the terms of the agreement, Max Pharma will purchase vials of the product at an agreed upon discount to the purchase price offered in the designated territory. All costs and expenses for Max Pharma’s activities under the agreement, including its storage, logistics, distribution and sales activities will be the exclusive responsibility of Max Pharma; CTILS, however, is solely responsible for marketing and promotion of PIXUVRI in the territory.

The agreement has an initial term of one year from the effective date of March 26, 2013. At the end of this initial term, the agreement will be automatically renewed for an additional one-year period, unless a party otherwise terminates the agreement at least sixty days prior to the end of term of the agreement. The agreement may be terminable earlier under certain circumstances.

The agreement also contains customary indemnification obligations, representations, warranties and covenants for a transaction of this nature. The foregoing summary description of the agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is attached hereto as Exhibit 10.7 and is incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation; Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009).

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010).

3.12	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010).

3.13	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.14	Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.15	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.16	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.17	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

3.18	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2011).

3.19	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2011).

3.20	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2011).

3.21	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2011).

3.22	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 14 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011).

3.23	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012).

3.24	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 16 Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2012).

3.25	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012).

3.26	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 31, 2012).

3.27	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012).

3.28	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 17 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2012).

3.29	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Warrant Agreement, dated March 26, 2013, by and between Cell Therapeutics, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 28, 2013).

10.1	Settlement Agreement and Full and Final Release of Claims dated as of January 4, 2013, by and between the Registrant and Daniel Eramian (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2013).

10.2*	Severance Agreement, dated as of March 21, 2013, between the Registrant and Matthew Plunkett (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 22, 2013).

10.3	Loan and Security Agreement, dated March 26, 2013, by and among the Registrant, Systems Medicine LLC and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 28, 2013).

10.4*	Amendment to Employment Agreement between the Registrant and James A. Bianco, dated as of March 21, 2013 (filed herewith).

10.5*	Amendment to Form of Equity/Long-Term Incentive Award Agreement for James A. Bianco, Louis A. Bianco, Jack W. Singer and the Registrant’s Directors (filed herewith).

10.6*	Form of Equity/Long-Term Incentive Award Agreement for Stephen E. Benner and Matthew J. Plunkett (filed herewith).

10.7†	Wholesale Distribution Agreement, dated as of March 26, 2013, by and between CTI Life Sciences Limited and Max Pharma GmbH (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101. DEF	XBRL Taxonomy Extension Definition

101. LAB	XBRL Taxonomy Extension Labels

101. PRE	XBRL Taxonomy Extension Presentation

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: May 2, 2013	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: May 2, 2013	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration