Form 10-Q
period 2013-06-30
CELL THERAPEUTICS INC
filed 2013-07-31
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 26, 2013
Common Stock, no par value	114,775,800

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,568	$50,436
Accounts receivable	782	—
Inventory	3,329	1,626
Prepaid expenses and other current assets	2,935	8,249

Total current assets	35,614	60,311
Property and equipment, net	6,294	6,785
Other assets	7,324	6,617

Total assets	$49,232	$73,713

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,344	$12,065
Accrued expenses	9,890	10,209
Warrant liability	483	—
Current portion of long-term debt	471	—
Other current liabilities	393	393

Total current liabilities	22,581	22,667
Long-term debt, less current portion	7,733	—
Other liabilities	5,814	4,641

Total liabilities	36,128	27,308
Commitments and contingencies
Common stock purchase warrants	13,461	13,461
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized shares—215,000,000 and 150,000,000 at June 30, 2013 and December 31, 2012, respectively
Issued and outstanding shares— 114,781,036 and 109,823,748 at June 30, 2013 and December 31, 2012, respectively	1,877,099	1,872,885
Accumulated other comprehensive loss	(7,953)	(8,273)
Accumulated deficit	(1,867,455)	(1,830,060)

Total CTI shareholders’ equity	1,691	34,552
Noncontrolling interest	(2,048)	(1,608)

Total shareholders’ equity (deficit)	(357)	32,944

Total liabilities and shareholders’ equity (deficit)	$49,232	$73,713

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$306	$—	$1,432	$—

Total revenues	306	—	1,432	—

Operating costs and expenses:
Cost of product sold	36	—	91	—
Research and development	8,020	8,959	16,375	17,129
Selling, general and administrative	10,102	11,333	21,245	21,261
Acquired in-process research and development	—	29,108	—	29,108

Total operating costs and expenses	18,158	49,400	37,711	67,498

Loss from operations	(17,852)	(49,400)	(36,279)	(67,498)
Other income (expense):
Investment and other income (expense), net	107	(99)	(260)	91
Interest expense	(316)	(3)	(364)	(8)
Amortization of debt discount and issuance costs	(164)	—	(187)	—
Foreign exchange gain (loss)	5	(696)	(746)	(312)

Total other expense, net	(368)	(798)	(1,557)	(229)

Net loss before noncontrolling interest	(18,220)	(50,198)	(37,836)	(67,727)
Noncontrolling interest	209	60	441	143

Net loss attributable to CTI	(18,011)	(50,138)	(37,395)	(67,584)
Deemed dividends on preferred stock	—	(8,458)	—	(8,458)

Net loss attributable to CTI common shareholders	$(18,011)	$(58,596)	$(37,395)	$(76,042)

Basic and diluted net loss per common share	$(0.17)	$(1.38)	$(0.35)	$(1.83)

Shares used in calculation of basic and diluted net loss per common share	107,727	42,532	107,215	41,662

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss before noncontrolling interest	$(18,220)	$(50,198)	$(37,836)	$(67,727)

Other comprehensive income (loss):
Foreign currency translation adjustments	148	429	487	192
Net unrealized loss on securities available-for-sale:	(201)	(84)	(167)	(76)

Other comprehensive income (loss):	(53)	345	320	116

Comprehensive loss	(18,273)	(49,853)	(37,516)	(67,611)
Comprehensive loss attributable to noncontrolling interest	209	60	441	143

Comprehensive loss attributable to CTI	$(18,064)	$(49,793)	$(37,075)	$(67,468)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(37,836)	$(67,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	29,108
Share-based compensation expense	4,396	5,068
Depreciation and amortization	817	1,086
Provision for VAT assessments	—	(856)
Noncash interest expense	187	—
Other	129	(381)
Changes in operating assets and liabilities:
Accounts receivable	(790)	—
Inventory	(1,741)	—
Prepaid expenses and other current assets	5,175	(2,913)
Other assets	(645)	(664)
Accounts payable	112	2,584
Accrued expenses	(374)	(2,480)
Other liabilities	(26)	3,978

Total adjustments	7,240	34,530

Net cash used in operating activities	(30,596)	(33,197)

Investing activities
Purchases of property and equipment	(1,355)	(1,029)
Proceeds from sales of property and equipment	52	—
Cash paid for acquisition of assets from S*BIO Pte Ltd.	—	(17,082)

Net cash used in investing activities	(1,303)	(18,111)

Financing activities
Proceeds from issuance of long-term debt, net	9,730	—
Proceeds from issuance of Series 15 preferred stock and warrants, net of issuance costs	—	18,930
Other	(279)	(249)

Net cash provided by financing activities	9,451	18,681

Effect of exchange rate changes on cash and cash equivalents	580	330
Net decrease in cash and cash equivalents	(21,868)	(32,297)
Cash and cash equivalents at beginning of period	50,436	47,052

Cash and cash equivalents at end of period	$28,568	$14,755

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$302	$7

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Issuance of Series 16 preferred stock for acquisition of assets from S*BIO Pte Ltd.	$—	$11,344

Conversion of Series 14 preferred stock to common stock	$—	$6,736

Conversion of Series 15 preferred stock to common stock	$—	$8,413

Conversion of Series 16 preferred stock to common stock	$—	$11,240

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, is a biopharmaceutical company focused on the acquisition, development and commercialization of less toxic and more effective ways to treat cancer. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. We are primarily focused on commercializing PIXUVRI® (pixantrone) in the European Union, or E.U., for multiply relapsed or refractory aggressive non-Hodgkin lymphoma, or NHL, and conducting a Phase 3 clinical trial of pacritinib for the treatment of myelofibrosis. As of the date of this filing, PIXUVRI was available in Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom and had been granted market access in Italy. We plan to extend the availability of PIXUVRI to France in the second half of 2013.

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

As of June 30, 2013, we also had a 61% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

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

Accounts Receivable

Our accounts receivable balance includes trade receivables related to PIXUVRI sales as of June 30, 2013. We estimate an allowance for doubtful accounts based upon the age of outstanding receivables and our historical experience of collections, which includes adjustments for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to our assumptions as necessary. When it is deemed probable that a customer account is uncollectible, the account balance is written off against the existing allowance. We also consider the customers’ country of origin to determine if an allowance is required based on the uncertainty associated with the recent European financial crisis. As of June 30, 2013, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. We did not record an allowance for doubtful accounts as of June 30, 2013.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. Our VAT receivable was $5.2 million and $8.1 million as of June 30, 2013 and December 31, 2012, of which $0.1 million and $3.0 million was included in prepaid expenses and other current assets, respectively, and $5.1 million and $5.1 million was included in other assets, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of June 30, 2013, the VAT receivable related to operations in Italy was $5.1 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

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

Cost of Product Sold

Cost of product sold includes third party manufacturing costs, shipping costs, contractual royalties, and other costs of PIXUVRI product sold. Cost of product sold also includes any necessary allowances for excess inventory that may expire and become unsalable. We did not record an allowance for excess inventory as of June 30, 2013.

Net Loss per Share

Basic net income (loss) per common share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of June 30, 2013 and 2012, options, warrants, unvested share awards and unvested share rights aggregating 12.7 million and 11.9 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Inventory

The components of inventories are composed of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$592	$220
Work-in-process	2,737	1,406

Total inventories	$3,329	$1,626

3.	Long-term Debt

In March 2013, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or HTGC, for a senior secured term loan of up to $15.0 million. The first $10.0 million was funded in March 2013, and we have the option to borrow an additional $5.0 million any time from November 30, 2013 through December 15, 2013, subject to satisfaction of certain conditions. The interest rate on the term loan floats at a rate per annum equal to 12.25% plus the amount by which the prime rate exceeds 3.25%. The term loan is repayable over 42 months after closing, including an initial interest-only period of 12 months after closing. The loan obligations are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. We paid a facility charge of $150,000 at closing and a fee in the amount of $1.3 million is payable to HTGC on the date on which the term loan is paid or becomes due and payable in full. We recorded debt discount of $1.9 million, of which $1.8 million is unamortized as of June 30, 2013. We recorded issuance costs of $0.3 million, of which $0.3 million is unamortized as of June 30, 2013.

In addition, we issued a warrant to HTGC to purchase shares of common stock. The warrant is exercisable for five years from the date of issuance for (i) 0.5 million shares of common stock, plus (ii) an amount of shares of common stock equal to (x) $150,000 if any additional funds are borrowed, divided by (y) the exercise price in effect on and as of such date. The initial exercise price of the warrant is $1.1045 per share of common stock. The exercise price and number of shares of common stock issuable upon exercise are subject to antidilution adjustments in certain events, including if within 12 months after closing the Company issues shares of common stock or securities that are exercisable or convertible into shares of common stock in transactions not registered under the Securities Act of 1933, as amended, at an effective price per share of common stock that is less than the exercise price of the warrant, then the exercise price shall automatically be reduced to equal the price per share of common stock in such transaction and the number of shares will be increased proportionately. Since the warrant did not meet the considerations necessary for equity classification in the applicable authoritative guidance, we determined the warrant is a liability instrument that is marked to fair value with changes in fair value recognized through earnings at each reporting period. As of the issuance date and June 30, 2013, we estimated the fair value of the warrant to be $0.5 million. We classified the warrant as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value are considered observable market data.

4.	Legal Proceedings

On August 3, 2009, SICOR Società Italiana Corticosteroidi S.R.L., or Sicor, filed a lawsuit in the Court of Milan to obtain the Court’s assessment that we were bound to source a chemical compound, BBR2778, from Sicor according to the terms of a supply agreement executed between Sicor and Novuspharma S.p.A, or Novuspharma, a pharmaceutical company located in Italy, on October 4, 2002. We are the successor in interest to such agreement by virtue of our merger with Novuspharma in January 2004. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. We are unable to estimate the loss, if any, at this time in the event we do not prevail.

On December 10, 2009, CONSOB sent us a notice claiming, among other now resolved claims, violation of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanction established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violation could require us to pay a pecuniary administrative sanction amounting to between $7,000 and $651,000 upon conversion from euros as of June 30, 2013.

The Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case. We received favorable rulings in 2012, which remain subject to further appeal, and our remaining deposit for the VAT assessments was refunded to us in January 2013. Due to the change of the position for the VAT assessment cases, we reversed the entire reserve for VAT assessed as of December 31, 2012. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT assessment, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. We believe that such decision has not carefully taken into account our arguments and the documentation we filed, therefore we plan to appeal such decision in front of the Supreme Court both on procedural grounds and on the merits of the case. If the final decisions of the Supreme Court are unfavorable to us, we may incur up to $12.2 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of June 30, 2013.

In June 2013, Joseph Lopez, a shareholder, filed a purported class action lawsuit against us and our board of directors in King County Superior Court in the State of Washington, docketed as Lopez v. Cell Therapeutics, Inc. et al., Case No. 13-2-23322-3 SEA. The lawsuit alleges that our proxy statement, which we filed with the SEC on May 13, 2013, omits certain purportedly material information regarding the amendment that was proposed for approval by our shareholders at our annual meeting of shareholders to increase the number of shares of common stock available for issuance pursuant to our 2007 Equity Incentive Plan, as amended and restated, by 12,000,000 shares. The plaintiff claims that our board of directors breached their fiduciary duties to shareholders (and that we aided and abetted these breaches) by failing to disclose, among other things, the dilutive effect that the additional shares would have on our shareholders, the projected stock grants under consideration, our historical grant practices, and how our board of directors determined the number of additional shares requested. On June 26, 2013, our annual meeting of shareholders was held, and our shareholders approved the proposal. At this stage of the litigation, no probability of loss can be predicted.

5.	Product Revenue

Total revenue from product sales of PIXUVRI consisted of the following for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product sales, gross	$335	$—	$1,708	$—
Discounts, rebates and other adjustments	(17)	—	(239)	—
Returns reserve	(12)	—	(37)	—

Product sales, net	$306	$—	$1,432	$—

6.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2013 and 2012, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$451	$671	$855	$1,016
Selling, general and administrative	1,517	2,414	3,541	4,052

Total share-based compensation expense	$1,968	$3,085	$4,396	$5,068

For the three and six months ended June 30, 2013 and 2012, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Performance rights	$265	$1,663	$605	$2,269
Restricted stock	1,456	1,314	3,451	2,639
Options	247	108	340	160

Total share-based compensation expense	$1,968	$3,085	$4,396	$5,068

7.	Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Loss on Securities Available-For- Sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
December 31, 2012	$(235)	$(8,038)	$(8,273)
Current period other comprehensive income (loss)	(167)	487	320

June 30, 2013	$(402)	$(7,551)	$(7,953)

8.	Leases

We had a receivable balance of $0.3 million and $1.5 million, which was included in prepaid expenses and other current assets as of June 30, 2013 and December 31, 2012, respectively, related to incentives for leasehold improvements and rent reimbursement under the terms of our operating lease for office space entered into January 2012. In addition, our deferred rent balance was $4.9 million as of June 30, 2013, of which $0.4 million was included in other current liabilities and $4.5 million was included in other liabilities. As of December 31, 2012, our deferred rent balance was $5.0 million, of which $0.4 million was included in other current liabilities and $4.6 million was included in other liabilities.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development, and commercialization of less toxic and more effective ways to treat cancer. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. We are primarily focused on commercializing PIXUVRI® (pixantrone) in the European Union, or the E.U., for multiply relapsed or refractory aggressive non-Hodgkin lymphoma, or NHL, and conducting the first of two planned Phase 3 clinical trials of pacritinib for the treatment of myelofibrosis.

Our most clinically advanced compound is PIXUVRI. PIXUVRI is a novel aza-anthracenedione derivative that is structurally related to anthracyclines and anthracenediones, but does not appear to be associated with the same level of cardiotoxic effects. In May 2012, the European Commission granted conditional marketing authorization in the E.U. of PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive NHL, a cancer caused by the abnormal proliferation of lymphocytes, which are cells that are key to the functioning of the immune system. NHL usually originates in lymph nodes and spreads through the lymphatic system. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. This approval was based on the results from our pivotal Phase 3 clinical trial known as EXTEND or PIX301. In connection with the conditional marketing authorization, we are required to conduct a post-approval commitment study that is intended to confirm PIXUVRI’s clinical benefit. We are currently accruing patients into this study which will compare pixantrone and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL.

PIXUVRI

During the fourth quarter of 2012, we began making PIXUVRI available to healthcare providers in certain countries in the E.U. and initiated our commercial operations on a country-by-country basis. As of the date of this filing, PIXUVRI was available in Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom (U.K.) and had been granted market access in Italy. We anticipate making PIXUVRI available to healthcare providers in France once reimbursement and pricing discussions have been completed, which we anticipate will be in the second half of 2013. We have established a commercial organization, including sales, marketing, supply chain management, and reimbursement capabilities to commercialize PIXUVRI in the E.U. PIXUVRI is not approved in the United States (U.S.). We are pursuing potential partners for commercializing PIXUVRI in other markets outside the E.U. and the U.S.

In almost all European markets, pricing and availability of prescription pharmaceuticals are subject to governmental control. Decisions by governmental authorities will impact the price and market acceptance of PIXUVRI. Accordingly, any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by the governmental authorities in each country where PIXUVRI is available for sale and other factors. We are actively pursuing pricing and reimbursement discussions for PIXUVRI with authorities in Italy, the United Kingdom, Germany, and France. The current status in those countries is detailed below.

Italy: In July 2013, we announced that we were granted market access to sell PIXUVRI in Italy by the Italian Medicines Agency, or AIFA, for patients with aggressive NHL. PIXUVRI has been classified by AIFA for use in hospitals.

United Kingdom: In July 2013, the United Kingdom’s Department of Health approved CTI’s patient access scheme relating to PIXUVRI. A patient access scheme is a plan that involves innovative pricing agreements designed to improve cost effectiveness and facilitate patient access to specific drugs or other technologies. An independent appraisal committee of the National Institute for Health and Clinical Excellence, which makes pricing recommendations for the United Kingdom’s National Health Service, is scheduled to consider the new evidence on the cost effectiveness of PIXUVRI at its meeting in September 2013.

Germany: In May 2013, the Federal Joint Committee, or G-BA, the ultimate authority in determining reimbursement for drugs in Germany, reported that additional benefit could not be determined for PIXUVRI versus the comparator therapies assigned by the G-BA under Germany’s AMNOG law. The determination reflected the absence of a comparator under AMNOG law specifically for this stage of aggressive NHL, because prior to the approval of PIXUVRI in the E.U., there was no therapy specifically approved for this stage of aggressive NHL. The G-BA also decided that the prescribability for PIXUVRI should be limited to hematologists and oncologists. We were referred to the GKV-SV, the Federal Association of Statutory Health Insurance Funds, for negotiations, and are currently negotiating the price of PIXUVRI with the GKV-SV.

France: Registered pharmaceuticals in France are subjected to Evaluation of Therapeutic Benefit (Amelioration du Service Medical Rendu, or ASMR) by Commission de Transparence (Transparency Commission) based on the expert judgment of the Transparency Commission of the Pharmaceutical Agency (Agence du Medicament). Subsequently, a reimbursement price is negotiated with Comité Economique du Médicament (CEM) and becomes the price at which the drug is sold throughout the country, including private prescriptions. We are currently in the process of ASMR classification and pricing discussions.

Pacritinib

Our lead development candidate, pacritinib, is an oral, once-daily JAK2/FLT3 inhibitor that demonstrated meaningful clinical benefit and good tolerability in myelofibrosis patients in Phase 2 clinical trials. Myelofibrosis is a blood-related cancer caused by the accumulation of malignant bone marrow cells that triggers an inflammatory response. This process results in the scarring of bone marrow, thereby limiting its ability to produce red blood cells prompting the spleen and liver to take over this function. Symptoms that arise from this disease include enlargement of the spleen, anemia, extreme fatigue and pain. We believe pacritinib may offer an advantage over other JAK inhibitors through effective relief of symptoms with less treatment-emergent thrombocytopenia and anemia. It is our intent to seek a partnership for pacritinib in 2013. If we are able to enter into such a partnership, it could potentially provide us with additional capital and external validation for the program.

In January 2013, we initiated the first of two planned Phase 3 clinical trials in patients with myelofibrosis. PERSIST-1 is a multicenter, randomized, controlled Phase 3 trial comparing the efficacy and safety of pacritinib with that of best available therapy, excluding JAK inhibitors, in patients with myelofibrosis. We are seeking to enroll a total of 270 patients in PERSIST-1. We plan to initiate a second Phase 3 trial, known as PERSIST-2, in the second half of 2013. PERSIST-2 will target patients with disease related thrombocytopenia, a patient population not previously studied in a controlled trial by the currently marketed JAK2 inhibitor.

Scientific Advisory Board

In July 2013, we appointed Daniel D. Von Hoff, M.D., F.A.C.P, a leading medical oncologist who has been the lead investigator in the development of important oncology therapeutics, as Chairman of our Scientific Advisory Board. Dr. Von Hoff is currently Physician in Chief and Director of Translational Research at the Translational Genomics Research Institute (TGen), Chief Scientific Officer for US Oncology and for Scottsdale Healthcare’s Clinical Research Institute. The purpose of the Scientific Advisory Board will be to assist us in the strategic development of our oncology portfolio and clinical trial design, work with business development on in-licensing and out-licensing opportunities, and assist in the use of translational and personalized approaches to therapeutic targets.

Financial summary

Our revenues are generated solely from the sales of PIXUVRI in the E.U. We recognized revenue on commercial sales of PIXUVRI during the second quarter of 2013 and recorded $0.3 million in total net revenues for the three months ended June 30, 2013. Our sales revenue may vary significantly from period to period as the commercialization and reimbursement negotiations for PIXUVRI progress. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance. Our loss from operations for the three months ended June 30, 2013 was $17.9 million compared to $49.4 million for the same period in 2012.

As of June 30, 2013, we had cash and cash equivalents of $28.6 million. See the discussion in Part I, Item 1 “Financial Statements” for further information relating to our senior secured term loan agreement.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 and 2012

Product sales, net. Net product sales for the three months ended June 30, 2013 were $0.3 million from the sales of PIXUVRI in the E.U. As we did not receive conditional approval to market PIXUVRI in the E.U. until May 2012, there were no product sales for the three months ended June 30, 2012. We sell PIXUVRI directly to health care providers and through a limited number of wholesale distributors in the E.U. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass. Product sales are recorded net of estimated distributor discounts, government-mandated discounts and rebates, and estimated product returns. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.

Cost of product sold. Cost of product sold for the three months ended June 30, 2013 was $36,000 related to sales of PIXUVRI. There were no product sales for the same period in 2012. We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional approval by the EMA’s CHMP. The manufacturing costs of PIXUVRI product prior to receipt of the CHMP’s positive opinion was expensed as research and development as incurred. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization, and therefore the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales will increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold. At this time, we cannot reasonably estimate the timing or rate of consumption of reduced-cost PIXUVRI product manufactured and expensed prior to capitalization.

Research and development expenses. Our research and development expenses for our current compounds for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Compounds:
PIXUVRI	$1,242	$2,228
Pacritinib	1,861	14
Opaxio	434	399
Tosedostat	271	1,122
Brostallicin	44	21
Operating expenses	4,043	5,127
Research and preclinical development	125	48

Total research and development expenses	$8,020	$8,959

Costs for our compounds include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses included in research and development expenses above include an allocation of our personnel costs and an allocation of occupancy expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with other compounds. We do not allocate operating costs to the individual compounds as our accounting system does not track these costs by individual compound. As a result, we are not able to capture the total cost of each compound. External direct costs incurred by us as of June 30, 2013 were $84.8 million for PIXUVRI (excluding costs prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, or CTI (Europe), in January 2004), $6.1 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd, or S*BIO, including pacritinib, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $226.8 million for Opaxio, $10.4 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics, Inc., or Chroma) and $9.6 million for brostallicin (excluding costs for brostallicin prior to our acquisition of SM in July 2007).

Research and development expenses decreased to $8.0 million for the three months ended June 30, 2013 as compared to $9.0 million for the three months ended June 30, 2012. PIXUVRI costs decreased primarily due to a decrease in regulatory consulting costs, EMA filing fees associated with the marketing authorization in the E.U. and a reduction in clinical development costs associated with the PIX306 trial. These decreases were partially offset by an increase in medical affairs and pharmacovigilance activities in the E.U. Costs for pacritinib relate primarily to clinical development costs associated with the initiation of the PERSIST-1, or PAC325, trial. Costs for our Opaxio program increased primarily due to an increase in manufacturing activity, partially offset by a decrease in regulatory consulting costs. Costs for tosedostat decreased primarily due to decreases in clinical development, regulatory and manufacturing activities. Costs for brostallicin increased due to an increase in clinical development activities associated with investigator-sponsored trials. Operating expenses included in research and development expenses decreased primarily due to a reduction in occupancy costs due to the relocation of our corporate office, in addition to a reduction in professional services and consulting costs and a decrease in noncash equity compensation. These decreases were partially offset by an increase in costs associated with an increase in the average number of personnel between comparable periods.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We have drug candidates that are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. Our drug candidates pacritinib, Opaxio, tosedostat and brostallicin are currently in clinical development, and our product PIXUVRI, which is currently being commercialized in parts of Europe, is undergoing a post-approval commitment study. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of pacritinib, Opaxio, tosedostat and brostallicin, and to complete the post-approval commitment study of PIXUVRI, because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib, Opaxio, tosedostat and brostallicin to generate material net cash inflows. In order to generate revenue from these products, our product candidates need to be developed to a stage that will enable us to commercialize, sell, or license related marketing rights to third parties.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in the following risk factors, which begin on page 31 of this Quarterly Report on Form 10-Q: “Our financial condition may be harmed if third parties default in the performance of contractual obligations.”; “We may be delayed, limited or precluded from obtaining regulatory approval of Opaxio as a maintenance therapy for advanced-stage ovarian cancer and as a radiation sensitizer.”; “We may not obtain or maintain the regulatory approvals required to commercialize some or all of our products.”; “Even if our drug candidates are successful in clinical trials and receive regulatory approvals, we may not be able to successfully commercialize them.”; “Even if our other products receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review by the FDA, the EMA and other foreign regulatory agencies, as applicable, and may be subject to additional post-marketing obligations, all of which may result in significant expense and limit commercialization of our other products, including PIXUVRI.”; and “We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.”

Selling, general and administrative expenses. Selling, general and administrative expenses were $10.1 million for the three months ended June 30, 2013 as compared to $11.3 million for the three months ended June 30, 2012. This decrease was primarily due to a $1.0 million decrease in general and administrative consulting services related to PIXUVRI E.U. commercial launch preparation incurred during 2012 and a $0.9 million decrease in noncash share-based compensation. These decreases were partially offset by a $1.0 million increase in advertising, consulting and professional services associated with the commercial launch of PIXUVRI in the E.U.

Acquired in-process research and development. Acquired in-process research and development for the three months ended June 30, 2012 related to charges of $29.1 million recorded in connection with our acquisition of assets from S*BIO in May 2012. There was no acquired in-process research and development expense for the corresponding period in 2013.

Interest expense. Interest expense increased to $0.3 million for the three months ended June 30, 2013 as compared to $3,000 for the three months ended June 30, 2012. This increase was primarily due to interest incurred on our long-term debt issued in March 2013.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.2 million for the three months ended June 30, 2013 is related to our long-term debt issued in March 2013. We had no amortization of debt discount and issuance costs for the corresponding period in 2012.

Foreign exchange gain (loss). The foreign exchange gain for the three months ended June 30, 2013 and foreign exchange loss for the three months ended June 30, 2012 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

Deemed dividends on preferred stock. Deemed dividends on preferred stock were $8.5 million for the three months ended June 30, 2012. Such amount is the result of the recognition of deemed dividends related to the issuance of our Series 15 preferred stock. For a discussion of such deemed dividends, see Note 9 in the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 28, 2013. We had no deemed dividends for the corresponding period in 2013.

Six months ended June 30, 2013 and 2012

Product sales, net. Net product sales for the six months ended June 30, 2013 were $1.4 million from the sales of PIXUVRI primarily in the E.U. As we did not receive conditional approval to market PIXUVRI in the E.U. until May 2012, there were no product sales for the same period in 2012.

Cost of product sold. Cost of product sold for the six months ended June 30, 2013 was $91,000 for the sales of PIXUVRI primarily in the E.U. There were no product sales for the same period in 2012. We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional approval by the EMA’s CHMP. The manufacturing costs of PIXUVRI product prior to receipt of the CHMP’s positive opinion was expensed as research and development as incurred. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization, and therefore the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales will increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold. At this time, we cannot reasonably estimate the timing or rate of consumption of reduced-cost PIXUVRI product manufactured and expensed prior to capitalization.

Research and development expenses. Our research and development expenses for our compounds are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Compounds:
PIXUVRI	$2,528	$5,769
Pacritinib	3,850	14
Opaxio	982	870
Tosedostat	606	1,551
Brostallicin	46	124
Operating expenses	8,196	8,657
Research and preclinical development	167	144

Total research and development expenses	$16,375	$17,129

Research and development expenses decreased to approximately $16.4 million for the six months ended June 30, 2013 from approximately $17.1 million for the six months ended June 30, 2012. PIXUVRI costs decreased primarily due to a decrease in clinical activity associated with the PIX306 trial and the winding down of the PIX203 trial in 2012. Further decreases were primarily due to reductions in lab services, regulatory consulting costs and EMA filing fees associated with the marketing authorization in the E.U. These decreases were partially offset by an increase in costs associated with medical affairs activities in the E.U. Costs for pacritinib relate primarily to clinical development costs associated with the initiation of the PAC325 trial. Costs for our Opaxio program increased primarily due to an increase in manufacturing activity. Costs for tosedostat decreased primarily due to decreases in clinical development, regulatory and manufacturing activities. Costs for brostallicin decreased primarily due to decreases in regulatory consulting costs and manufacturing activities. Operating expenses included in research and development expenses decreased primarily due to a reduction in occupancy costs due to the relocation of our corporate office, in addition to a reduction in professional services and consulting costs and a decrease in noncash equity compensation. These decreases were partially offset by an increase in costs associated with an increase in the average number of personnel between comparable periods.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.2 million for the six months ended June 30, 2013 compared to $21.3 million for the six months ended June 30, 2012. This decrease was primarily related to a $0.7 million decrease in legal and patent services, a $0.8 million decrease in administrative expenses and a $0.7 million decrease in occupancy costs associated with the relocation of our corporate office. These decreases were partially offset by a $2.2 million increase in advertising, consulting and professional services associated with the commercial launch of PIXUVRI in the E.U.

Acquired in-process research and development. Acquired in-process research and development for the six months ended June 30, 2012 related to charges of $29.1 million recorded in connection with our acquisition of assets from S*BIO in May 2012. There was no acquired in-process research and development expense for the corresponding period in 2013.

Interest expense. Interest expense increased to $0.4 million for the six months ended June 30, 2013 from $8,000 for the six months ended June 30, 2012. This increase was primarily due to interest incurred on our long-term debt issued in March 2013.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.2 million for the six months ended June 30, 2013 is related to our long-term debt issued in March 2013. We had no similar costs for the corresponding period in 2012.

Foreign exchange gain (loss). The foreign exchange loss for the six months ended June 30, 2013 and 2012 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches denominated in foreign currencies.

Deemed dividends on preferred stock. Deemed dividends on preferred stock were $8.5 million for the six months ended June 30, 2012. Such amount is the result of the recognition of deemed dividends related to the issuance of our Series 15 preferred stock. For a discussion of such deemed dividends, see Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013. We had no deemed dividends for the corresponding period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents. As of June 30, 2013, we had $28.6 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities decreased to $30.6 million during the six months ended June 30, 2013 as compared to $33.2 million for the same period in 2012 primarily due to a refund of our VAT deposit and interest of $2.9 million received during the first quarter of 2013 and $0.6 million cash received on sales of PIXUVRI in 2013. These amounts were partially offset by $0.2 million interest paid on our long-term debt issued in March 2013.

Net cash used in investing activities. Net cash used in investing activities decreased to $1.3 million for the six months ended June 30, 2013 compared to $18.1 million for the same period in 2012 as a result of $17.1 million cash paid for our acquisition of assets from S*BIO in May 2012.

Net cash provided by financing activities. Net cash provided by financing activities of $9.5 million for the six months ended June 30, 2013 was primarily due to the issuance of $10.0 million in long-term debt during the period, net of issuance costs and discount. Net cash provided by financing activities was $18.7 million for the six months ended June 30, 2012 primarily as a result of our proceeds received from the issuance of Series 15 preferred stock and warrants, net of issuance costs.

Capital Resources

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. At our currently planned spending rate, we believe that our existing cash and cash equivalents, together with expected availability under our loan and security agreement with Hercules Technology Growth Capital and expected receipts from European PIXUVRI sales, will be sufficient to fund our operations into 2014.

See “Risk Factors—Factors Affecting our Operating Results and Financial Condition—We need to continue to raise additional financing to operate, but additional funds may not be available on acceptable terms, or at all” and other risk factors relating to our liquidity, capital requirements and expected cash flows.

Capital Requirements

Our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	regulatory approval of our product candidates;

•	the extent to which we acquire, invest or divest products or product candidates, technologies or businesses, or sell or license products or product candidates to others;

•	progress in and scope of our research and development activities;

•	ability to find appropriate partners for the development of product candidates, and, when applicable, commercialization of products;

•	success in our commercialization efforts of PIXUVRI and any future products;

•	litigation and other disputes; and

•	competitive market developments.

We need to raise additional funds. We may seek to raise such capital through equity or debt financings, partnerships, collaborations, joint ventures or disposition of assets or other sources, but our ability to do so is subject to a number of risks and uncertainties, including that additional funding may not be available on favorable terms or at all. For further discussion of the risks and uncertainties pertaining to our ability to raise capital, see “Risk Factors” in this report. If we were to successfully pursue the raising of funds through the issuance of equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses and/or refrain from making our contractually required payments (including under our senior secured term loan agreement) when due, which could harm our business, financial condition, operating results and prospects.

The following table includes information relating to our contractual obligations as of June 30, 2013 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Facilities	$21,185	$2,573	$4,508	$4,594	$9,510
Long-term debt	10,000	574	7,907	1,519	—
Interest on long-term debt(1)	2,721	1,239	1,442	40	—
Purchase commitments	4,396	3,860	535	1	—
Other obligations	1,705	425	5	1,275	—

	$40,007	$8,671	$14,397	$7,429	$9,510

(1)	The interest rate on our long-term debt floats at a rate per annum equal to 12.25% plus the amount by which the prime rate exceeds 3.25%. The amounts presented for interest payments in future periods assume a prime rate of 3.25%.

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

Specifically, in the event Novartis exercises its applicable options, royalties for Opaxio and PIXUVRI are payable from the first commercial sale of a product until the later of the expiration of the last to expire valid claim of the licensor or the occurrence of other certain events, or the Royalty Term. Unless otherwise terminated, the term of the Novartis Agreement continues on a product-by-product and country-by-country basis until the expiration of the last-to-expire Royalty Term with respect to a product in such certain country. In the event Novartis does not exercise its development rights until the earlier to occur of (i) the expiration of 30 days following receipt by Novartis of the product approval information package pursuant to the Novartis Agreement or (ii) Novartis’ determination, in its sole discretion, to terminate its development rights exercise period by written notice to us, the Novartis Agreement will automatically terminate upon expiration of the development rights exercise period. In the event of an uncured material breach of the Novartis Agreement, the non-breaching party may terminate the Novartis Agreement. Either party may terminate the Novartis Agreement without notice upon the bankruptcy of the other party. In addition, Novartis may terminate the Novartis Agreement without cause at any time (a) in its entirety within 30 days written notice prior to the exercise by Novartis of its development rights or (b) on a product-by-product or country-by-country basis on 180 days written notice after the exercise by Novartis of its development rights. If we experience a change of control that involves certain major pharmaceutical companies, Novartis may terminate the Novartis Agreement by written notice within a certain period of time to us or our successor entity.

As of June 30, 2013, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to exercise its option to participate in the development and commercialization of PIXUVRI or exercise its development rights for Opaxio.

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

Effective September 25, 2012, we and Chroma entered into a standstill with respect to the parties’ respective claims under the Chroma License Agreement, but otherwise reserving the parties’ respective rights as of the commencement of the standstill period. The standstill was extended through June 25, 2013, but has not been renewed by the parties.

Gynecologic Oncology Group

We entered into an agreement with the GOG, or the GOG Agreement, in March 2004, as amended on August 2008, related to the GOG-0212 trial of Opaxio in patients with ovarian cancer, which the GOG is conducting. Under this agreement, we are required to pay up to $1.8 million in additional milestone payments related to the trial, including $0.9 million that will become due upon completion of the 1,100 patient enrollment milestone, which may occur in 2013, and $0.5 million that will become due upon receipt of the interim analysis and data transfer, which may occur in 2014.

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

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary materially from what we anticipate and different assumptions or estimates about the future could change our reported results. As described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012, we consider our estimates for impairment of long-lived assets, contingencies and share-based compensation expense to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. In addition, we recognized revenue for the three and six months ended June 30, 2013 on sales of PIXUVRI in the E.U. Information regarding our accounting policies for revenue recognition, cost of product sold, accounts receivable and inventory is included in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Revenue from sales of PIXUVRI is recorded net of government-mandated discounts and rebates, product returns and other deductions which involve certain judgments and estimates.

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

Foreign Exchange Market Risk

Our operations include commercial activity in the E.U. As a result, our operating results are in part dependent on foreign currency denominated activities, which are translated into U.S. dollars based on average exchange rates for the reporting period. Changes in exchange rates between foreign currencies and the U.S. dollar will affect the recorded levels of our operating results, as well as our assets and liabilities as they are translated into U.S. dollars for presentation in our financial statements. The primary foreign currency that we are exposed to is the euro. As of June 30, 2013, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. As of June 30, 2013, if the euro had been 20% weaker against the dollar, our net asset balance would have decreased by approximately $1.4 million as of this date.

Interest Rate Risk

Effective in March 2013, and continuing as of June 30, 2013, we had an outstanding balance under our senior secured term loan of $10.0 million, and we have the option to borrow an additional $5.0 million any time from November 30, 2013 through December 15, 2013, subject to satisfaction of certain conditions. The senior secured term loan bears interest at variable rates. Based on the outstanding amount under such loan at June 30, 2013 of $10 million, and assuming such amount had been outstanding as of January 1, 2013, a 1.0% increase in interest rates would result in additional annualized interest expense of $0.1 million. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, please refer to Note 3, Long-term Debt, under Item 1 in this Quarterly Report.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Financial Information

With respect to our unaudited condensed consolidated financial statements for the six-month period ended June 30, 2013, included herein, Marcum LLP, or Marcum, reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 31, 2013 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Marcum has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Marcum is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

and Shareholders of Cell Therapeutics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Cell Therapeutics, Inc. as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive loss for the three- and six-month periods ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Cell Therapeutics, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

Marcum LLP

San Francisco, California

July 31, 2013

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2009, CONSOB sent us a notice claiming, among other now resolved claims, late disclosure of certain information reported in a press release disseminated at CONSOB’s request on March 23, 2009, and alleged that the asserted late disclosure violated provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98. CONSOB’s claims concerned our disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanction established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violation is a pecuniary administrative sanction amounting to between €5,000 and €500,000, or approximately $7,000 to $651,000 converted using the currency exchange rate as of June 30, 2013. CONSOB has not yet notified us of a resolution with respect to this claim, but, based on our assessment, we believe the likelihood that a pecuniary administrative sanction will be imposed on us for this asserted violation is probable.

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005 and 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Supreme Court is unfavourable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $12.2 million converted using the currency exchange rate as of June 30, 2013, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

2003 VAT. In September 2011, the Provincial Tax Court issued decision no. 229/3/2011, which (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the ITA liable to pay us €10,000, as partial refund of the legal expenses we incurred for our appeal. In October 2012, the ITA appealed this decision. In June 2013, the Regional Tax Court issued decision no. 119/50/13, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. We plan to appeal such decision to the Supreme Court both on procedural grounds and on the merits of the case.

2005 VAT. In January 2011, the Provincial Tax Court issued decision No. 4/2010 which (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the ITA to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. Both the ITA and CTI appealed to the higher court against the decision. In October 2012, the Regional Tax Court issued a decision no. 127/31/2012, which (i) fully accepted the merits of our appeal and (ii) confirmed that no penalties can be imposed against us. On April 15, 2013, the ITA appealed the decision to the Italian Supreme Court.

2006 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2007 VAT case) in which it (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for the 2006 and 2007 VAT cases the ITA was liable to pay us €10,000 as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2007 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us, and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal. As of the date of this filing, the ITA has until the end of November 2013 to appeal the decision.

2007 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2006 VAT case described above) in which the Provincial Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for 2006 and 2007 VAT cases the ITA was liable to pay us €10,000, as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 10, 2013, the ITA refunded the VAT deposit including interest and collection fees of €0.1 million. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2006 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us, and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal. As of the date of this filing, the ITA has until the end of November 2013 to appeal the decision.

In August 2009, SICOR Società Italiana Corticosteroidi S.R.L., or Sicor, filed a lawsuit in the Court of Milan to obtain the Court’s assessment that we were bound to source the chemical compound, BBR2778, from Sicor according to the terms of a supply agreement executed between Sicor and Novuspharma S.p.A, or Novuspharma, a pharmaceutical company located in Italy, on October 4, 2002. We are the successor in interest to such agreement by virtue of our merger with Novuspharma in January 2004. Sicor alleges that the agreement was not terminated according to its terms. We assert that the supply agreement in question was properly terminated and that we have no further obligation to comply with its terms. At a hearing on June 27, 2013, the Court granted the parties until October 11, 2013 to submit final briefs and until October 31, 2013 to reply. We are unable to estimate the loss, if any, at this time in the event that we do not prevail.

In April 2010, three shareholder derivative complaints were filed against us and certain of our officers and directors in the United States District Court for the Western District of Washington. These derivative complaints allege that defendants breached their fiduciary duties to us by making or failing to prevent the issuance of certain alleged false and misleading statements related to the FDA approval process for PIXUVRI. The allegations in the derivative actions are substantially similar to those in the securities action. In May 2010, the Honorable Marsha J. Pechman consolidated the shareholder derivative actions as In re Cell Therapeutics, Inc. Derivative Litigation (Master Docket No. 2:10-cv-00564-MJP). Three more derivative complaints were filed in June, July and October 2010, and they were also consolidated with In re Cell Therapeutics, Inc. Derivative Litigation. On November 6, 2012, co-lead counsel filed an executed Stipulation of Settlement. A settlement hearing occurred on May 31, 2013, and the Court entered a Final Judgment and Order of Dismissal on May 31, 2013, pursuant to which we were required to pay an aggregate of $1.4 million in plaintiffs’ attorneys’ fees and reimbursement of expenses, all of which amount was covered by our insurance.

In July 2012, a complaint was filed against us in the Superior Court of Washington for King County captioned GLY Construction Inc., or GLY, v. Cell Therapeutics, Inc. and Selig Holdings Company, or Selig, (Case No. 12-2-22742-0 SEA), naming us and Selig as defendants asserting claims for breach of contract, unjust enrichment/quantum meruit and lien foreclosure, and alleging that we failed to pay certain amounts to plaintiffs for work performed for construction improvements totaling approximately $4.0 million. We and Selig reached a settlement with GLY on all of GLY’s claims in September 2012. The settlement included a partial lump sum payment with subsequent monthly payments from both Selig and us. We are currently pursuing payment from Selig for amounts owed under the lease agreement, including portions of the settlement amount paid by us to GLY. We and Selig are currently negotiating outside the court system in order to reach a potential resolution on such matters, although we cannot predict the probability of success at this time.

In March 2011, we entered into a license and co-development agreement, or the Chroma License Agreement, with Chroma Therapeutics, Ltd., or Chroma, providing us with exclusive marketing and co-development rights to Chroma’s drug candidate, tosedostat, in North, Central and South America. By a letter dated July 18, 2012, Chroma notified us that Chroma alleges breaches under the Chroma License Agreement. Chroma asserts that we have not complied with the Chroma License Agreement because we made decisions with respect to the development of tosedostat without the approval of the joint committees to be established pursuant to the terms of the Chroma License Agreement, did not hold meetings of those committees and have not used diligent efforts in the development of tosedostat. We dispute Chroma’s allegations and intend to vigorously defend our development activities and judgments. In particular, we dispute Chroma’s lack of diligence claim based in part on the appropriateness of completing the ongoing Phase 2 combination trials prior to developing a Phase 3 trial design. In addition, we believe that Chroma has failed to comply with its antecedent obligations with respect to the joint committees and failed to demonstrate an ability to manufacture tosedostat to the required standards under the terms of the Chroma License Agreement. Under the Chroma License Agreement, there is a 90 day cure period for any nonpayment default, which period shall be extended to 180 days if the party is using efforts to cure. A party may terminate the Chroma License Agreement for a material breach only after arbitration in accordance with the terms of the Chroma License Agreement. For the period commencing September 25, 2012 through June 25, 2013, a standstill was in effect between the Company and Chroma with respect to the parties’ respective claims under the Chroma License Agreement, but otherwise reserving the parties’ respective rights as of the commencement of the standstill period. Although the standstill period has not been renewed, court proceedings have not been initiated by either party as of the time of this filing.

In June 2013, Joseph Lopez, a shareholder, filed a purported class action lawsuit against us and our board of directors in King County Superior Court in the State of Washington, docketed as Lopez v. Cell Therapeutics, Inc. et al., Case No. 13-2-23322-3 SEA. The lawsuit alleges that our proxy statement, which we filed with the SEC on May 13, 2013, omits certain purportedly material information regarding the amendment that was proposed for approval by our shareholders at our annual meeting of shareholders to increase the number of shares of common stock available for issuance pursuant to our 2007 Equity Incentive Plan, as amended and restated, by 12,000,000 shares. The plaintiff claims that our board of directors breached their fiduciary duties to shareholders (and that we aided and abetted these breaches) by failing to disclose, among other things, the dilutive effect that the additional shares would have on our shareholders, the projected stock grants under consideration, our historical grant practices, and how our board of directors determined the number of additional shares requested. On June 26, 2013, our annual meeting of shareholders was held, and our shareholders approved the proposal. At this stage of the litigation, no probability of loss can be predicted.

On July 25, 2013, Theorem CR, Inc. filed an arbitration demand against CTI with the international division of the American Arbitration Association, the International Centre for Dispute Resolution. Theorem has made claims relating to an alleged failure to pay certain amounts invoiced under a Master Services Agreement dated March 6, 2012, for work it reportedly performed in connection with clinical trials. Theorem claims damages of approximately $0.6 million. We are reviewing the amounts alleged to be owed and will answer the demand in due course.

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

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success in Europe of our only marketed product candidate, PIXUVRI. PIXUVRI is not approved for marketing in the United States. During the fourth quarter of 2012, we began making PIXUVRI available to healthcare providers in certain countries in the E.U. and initiated our commercial operations on a country-by-country basis. As of the date of this filing, PIXUVRI was available in Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom and had been granted market access in Italy (see Management’s Discussion and Analysis for a discussion of such reimbursement status). However, even with such availability and market access granted, successful commercialization of PIXUVRI depends heavily on our ability to obtain favorable reimbursement rates for users of PIXUVRI, as discussed below, as well as on several additional factors, including, without limitation, our ability to:

•	increase and maintain market demand for, and sales of, PIXUVRI in Europe through our sales and marketing efforts and by expanding the sales force;

•	obtain greater acceptance of PIXUVRI by physicians and patients;

•	maintain compliance with regulatory requirements;

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

If we fail to establish and maintain collaborations and service-provider relationships with third-parties (or are unable to develop our own commercial organization), we may not be able to successfully develop or commercialize products.

We currently have limited resources and the continued development of a commercial organization to market PIXUVRI, as well as the further development and potential future commercialization of other product candidates, will be expensive and time-consuming. We have entered into collaborative arrangements with third-parties to develop and/or commercialize product candidates and are currently seeking additional collaborations. For example, we entered into an agreement with the GOG to perform a Phase 3 trial of Opaxio in patients with ovarian cancer.

We have also entered into a third-party service provider agreement with Quintiles Commercial Europe Limited, or Quintiles, whereby CTILS has engaged Quintiles to provide a variety of services, which may include market access services, promotion and detailing services, strategic planning, project management, pricing and reimbursement support, pharmacovigilance, medical information and other regulatory services and consulting services to CTILS and its affiliates related to the commercialization of PIXUVRI in Europe. Because we rely on third parties to manufacture, distribute, and market and sell PIXUVRI, we have limited control over the efforts of these third parties and we may receive less revenue than if we commercialized PIXUVRI ourselves.

If we are unable to successfully collaborate with third parties and retain third-party service providers where necessary (or to develop our own commercial organization), we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, which could harm our business, financial condition, operating results and prospects.

Failure to make payments when due under our existing senior secured term loan agreement, or to otherwise comply with covenants or satisfy certain conditions under such agreement, could harm our liquidity, financial condition, business, operating results and prospects.

Under our senior secured term loan agreement in March 2013 we borrowed $10 million, and we have the option to borrow up to $5 million at any time from November 30, 2013 through December 15, 2013, subject to the satisfaction of certain conditions. Based on the current outstanding principal amount under such agreement of $10 million, we are currently obligated to make monthly payments of interest only in the approximate amount of $105,000, but commencing May 1, 2014 through October 1, 2016, we will be obligated to make payments comprised of principal and interest for an aggregate monthly payment of approximately $390,000. The senior secured term loan agreement also requires us to comply with restrictive covenants, including restrictive covenants that limit our and our subsidiaries ability to incur additional indebtedness or prepay indebtedness; incur any liens on the collateral securing the loan; acquire, own or make investments; repurchase or redeem stock or other equity securities; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; or merge or consolidate with or into any other business organization. If we are unable to satisfy the conditions to borrow additional amounts, we may not be able to draw-down additional funds from the loan arrangement. Moreover, a failure to make a required payment when due in respect of the loan agreement or an uncured breach of any of the applicable covenants could lead to an event of default under the senior secured term loan agreement. If any such event of default occurs, then outstanding amounts may become due and payable immediately, but we may not have access to such amounts on reasonable terms or at all, which could harm our liquidity, business, financial condition, operating results and prospects.

We need to continue to raise additional financing to operate, but additional funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the development of our product candidates and must make significant payments under our loan agreement discussed above. Our available cash and cash equivalents were $28.6 million as of June 30, 2013. At our currently planned spending rate, we believe that our existing cash and cash equivalents, together with expected availability under our loan and security agreement with Hercules Technology Growth Capital and expected receipts from European PIXUVRI sales, will be sufficient to fund our operations into 2014. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, clinical trial expenses, and expansion of our sales and marketing organization in Europe may consume capital resources earlier than planned. Additionally, we may not receive the country reimbursement rates in Europe for PIXUVRI that we currently assume in planning for 2013 and 2014. Due to these and other factors, our forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection or forecast we have disclosed, or may, from time to time disclose, could fail.

We will need to raise additional funds and are currently exploring alternative sources. We may seek to raise such capital through equity or debt financings, partnerships, collaborations, joint ventures, disposition of assets or other sources, but our ability to do so is subject to a number of risks and uncertainties, including:

•

our ability to raise capital through the issuance of additional shares of our common stock or other securities convertible into common stock is restricted by the limited number of authorized shares available for issuance, the difficulty of obtaining shareholder approval to increase the authorized number of shares, and the restrictive covenants of our credit facility;

•	issuance of equity securities, or securities convertible into our equity securities, will dilute the proportionate ownership of existing shareholders;

•	our ability to raise debt capital may be limited by the terms of any future indebtedness, and any such indebtedness may include restrictive covenants that limit our operating flexibility;

•	some of such arrangements may require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets; and

•

we may be required to meet additional regulatory requirements in the European Union (including Italy) and the United States and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain additional funding.

Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we would be required to delay, scale back, or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses and/or refrain from making our contractually required payments (including under our loan agreement) when due, which could harm our business, financial condition, operating results and prospects.

If users of our products are unable to obtain adequate reimbursement from third party payers, market acceptance of our products may be limited and we may not achieve anticipated revenues.

To the extent we are successful in bringing proposed products to market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. Governmental and other third-party payors continue to attempt to contain healthcare costs by strictly controlling, directly or indirectly, pricing and reimbursement and we expect pressures on pricing and reimbursement from both governments and private payers inside and outside the U.S. to continue. In almost all European markets, pricing and choice of prescription pharmaceuticals are subject to governmental control. Therefore, the price of our products and their reimbursement in Europe will be determined by national regulatory authorities, including the pricing of PIXUVRI in Europe. A variety of factors are considered in making reimbursement decisions, including whether there is sufficient evidence to show that treatment with the product is more effective than current treatments, that the product represents good value for money for the health service it provides and that treatment with the product works at least as well as currently available treatments. Reimbursement decisions from any of the European markets may impact reimbursement decisions on PIXUVRI in the other European markets. The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2013, we had an accumulated deficit of $1.9 billion. We are pursuing regulatory approvals for PIXUVRI, pacritinib, Opaxio, tosedostat and brostallicin. We will need to continue to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable even with the ongoing commercialization of PIXUVRI or other products currently in development or otherwise.

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

If our common stock ceases to be listed for trading on The NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under our loan and security agreement, and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the trading price of our common stock. If we are not listed on The NASDAQ Capital Market or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Delisting from The NASDAQ Capital Market could also affect our ability to maintain our listing or trading on the MTA. Trading in our common stock has been halted or suspended on both The NASDAQ Capital Market and MTA in the past and may also be halted or suspended in the future due to market or trading conditions at the discretion of The NASDAQ Stock Market LLC, the Commissione Nazionale per le Società e la Borsa, or “CONSOB” (which is the public authority responsible for regulating the Italian securities markets), or the Borsa Italiana (which ensures the development of the managed markets in Italy). Any halt or suspension in the trading in our common stock may negatively impact the trading price of our common stock.

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

A substantial majority of our common shares are held by Italian institutions and, under Italian laws and regulations, it is difficult to communicate with the beneficial holders of those shares to obtain votes. In 2006, we were unable to obtain a quorum at two scheduled annual meetings. Following that failure to obtain a quorum, we contacted certain depository banks in Italy where significant numbers of shares of our common stock were held and asked them to cooperate by making a book-entry transfer of their share positions at Monte Titoli to their U.S. correspondent bank, who would then transfer the shares to an account of the Italian bank at a U.S. broker-dealer that is an affiliate of that bank. Certain of the banks contacted agreed to make the share transfer pursuant to these arrangements as of the record date of the meeting, subject to the relevant beneficial owner being given notice before such record date and taking no action to direct the voting of such shares. Obtaining a quorum and necessary shareholder approvals at shareholder meetings will depend in part upon the willingness of the Italian depository banks to continue participating in the custody transfer arrangements, and we cannot be assured that those banks that have participated in the past will continue to participate in custody transfer arrangements in the future. As a result, we may be unable to obtain a quorum or shareholder approval of proposals, when needed, at annual or special meetings of shareholders.

Even if we obtain a quorum at our shareholder meetings, including our annual meetings, we may not obtain enough votes to approve matters to be resolved upon at those meetings. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting. Moreover, under Rule 452 of the New York Stock Exchange, or Rule 452, the U.S. broker-dealer may only vote shares absent direction from the beneficial owner on certain specified “routine” matters, such as certain amendments to our articles of incorporation to increase authorized shares that are to be used for general corporate purposes and the ratification of our auditors. If our shareholders do not instruct their brokers on how to vote their shares on “non-routine” matters, then we may not obtain the necessary number of votes for approval. “Non-routine” matters include, for example, proposals that relate to the authorization or creation of indebtedness or preferred stock, amendment of our articles of incorporation, matters related to executive compensation and the election of directors. As a result, even if we are able to obtain a quorum for meetings of our shareholders, we may not receive enough votes to approve proxy proposals presented at meetings of our shareholders, and depending on the proposal in question, such failure could harm us.

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

We will incur a variety of costs for and may never realize the anticipated benefits of any acquisitions we may make.

We evaluate and acquire assets and technologies from time to time. If appropriate opportunities become available, we may attempt to acquire other businesses and assets that we believe are a strategic fit with our business. The process of negotiating an acquisition and integrating an acquired business and assets may result in operating difficulties and expenditures. In addition, our acquisitions may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition, including our acquisition of pacritinib from S*BIO in May 2012. Any acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, which could harm our business, financial condition, operating results or prospects.

We may owe additional amounts for value added taxes related to our operations in Europe.

Our European operations are subject to value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $5.2 million and $8.1 million as of June 30, 2013 and December 31, 2012, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005 and 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1 “Legal Proceedings” and is incorporated by reference herein. If the final decision of the Supreme Court is unfavourable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $12.2 million converted using the currency exchange rate as of June 30, 2013) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

The successful development of anti-cancer drugs and other pharmaceutical products is highly uncertain and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and risky. In addition, a number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, our STELLAR Phase 3 clinical trials for Opaxio for the treatment of non-small cell lung cancer failed to meet their primary endpoints. In addition, in June 2013, the FDA notified us that a partial clinical hold had been placed on tosedostat, which is being studied in an investigator-sponsored trial, and as a result, new patients may not be entered onto any of the ongoing tosedostat protocols until agreement is reached with the FDA.

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

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other states and countries, including the EMA in the European Union. All of our other compounds are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the European Union, we have not received marketing approval for these other compounds or FDA marketing approval of PIXUVRI (and we are not currently pursuing FDA marketing approval of PIXUVRI). Information about the status of the regulatory approval of PIXUVRI, pacritinib, Opaxio, tosedostat, and brostallicin can be found in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein. Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address and the regulations applicable to any particular drug candidate. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

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

A failure to comply with laws and regulations that govern our cross-border conduct, as well as with healthcare fraud and abuse and false claims laws and regulations, could result in substantial penalties and prosecution.

We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations. For example, we are subject to regulations imposed by the Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. The SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law.

In addition, we are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. There are similar laws in other countries. These laws may impact, among other things, the sales, marketing and education programs for our drugs. The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many states have also adopted laws similar to the federal Anti-Kickback Statute and False Claims Act.

We are unable to predict whether we could be subject to actions under any of the foregoing or similar laws and regulations, or the impact of such actions. If we were to be found to be in violation of these laws or regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

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

Our dependence on third-party manufacturers means that we do not always have direct control over the manufacture, testing or distribution of our products and such dependence subjects us to risks, including those associated with any failure by such third-parties to comply with FDA, EMA or other applicable regulations.

We do not currently have internal analytical laboratory or manufacturing facilities to allow the testing or production and distribution of drug products in compliance with cGMPs. We are dependent on a single vendor for manufacturing PIXUVRI and, as such, we do not have direct control over the manufacture, testing or distribution of PIXUVRI. If this vendor is unable to provide us with a sufficient supply of PIXUVRI or we are unable to find an alternative manufacturer of PIXUVRI, we may not be able to fulfill purchase orders for PIXUVRI or meet future demand, which could harm our business, financial condition, operating results and prospects. The active pharmaceutical ingredients and drug products for other products under development, pacritinib, tosedostat and brostallicin, are also manufactured by single vendors. Finished product manufacture and distribution for these products are to be manufactured and distributed by different single vendors. In addition, Opaxio has a complex manufacturing process and supply chain, which may prevent us from obtaining a sufficient supply of drug product for the clinical trials and commercial activities currently planned or underway on a timely basis, if at all. Because we do not directly control our suppliers, these vendors may not be able to provide us with finished product when we need it. If our vendors fail to comply with regulatory requirements or we experience a delay in the manufacturing of our finished products, we may experience a delay in the distribution of our products, which may impact the related clinical trials and our commercial activities currently planned or underway.

In addition, we are dependent upon third parties to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by the United States and/or applicable foreign regulatory authorities, and the FDA, EMA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance, which would harm our business, financial condition, operating results or prospects.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•

In Europe, PIXUVRI faces competition with existing treatments, including with anthracyclines, such as mitoxantrone (Novantrone®), for adults with multiply relapsed or refractory aggressive B-cell NHL. If we were to pursue bringing PIXUVRI to market in the United States (which is not currently part of our near-term plan), PIXUVRI would face similar competition. In addition, PIXUVRI may face competition in the European Union (and, if applicable in the future, the United States) if new anti-cancer drugs with reduced toxicity are developed and marketed in the European Union and/or the United States.

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

If any of our license agreements for intellectual property underlying PIXUVRI, Opaxio, tosedostat, brostallicin, or any other products are terminated, we may lose the right to develop or market that product.

We have acquired or licensed intellectual property from third parties, including patent applications relating to intellectual property for PIXUVRI, pacritinib, tosedostat, and brostallicin. We have also licensed the intellectual property for our drug delivery technology relating to Opaxio which uses polymers that are linked to drugs, known as polymer-drug conjugates. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights, including the rights to PIXUVRI, Opaxio, tosedostat, and brostallicin.

If we are unable to enter into new in-licensing arrangements, our future product portfolio and potential profitability could be harmed.

One component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Our product candidates Opaxio, tosedostat, and brostallicin, which are in clinical and pre-clinical development, and PIXUVRI, which is in a post-approval commitment study, have been in-licensed from third-parties. Competition for new promising compounds and commercial products can be intense. If we are not able to identify future in-licensing opportunities and enter into future licensing arrangements on acceptable terms, our future product portfolio and potential profitability could be harmed.

We hold rights under numerous patents that we have acquired or licensed or that protect inventions originating from our research and development, and the expiration of any one or more of these patents may allow our competitors to copy the inventions that are currently protected.

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the United States and various other countries seeking protection of inventions originating from our research and development and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the United States and foreign countries directed to PIXUVRI, pacritinib, Opaxio, tosedostat, brostallicin and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The Opaxio-directed patents will expire on various dates ranging from 2017 through 2018. The pacritinib-directed patents will expire from 2026 through 2029. The PIXUVRI-directed U.S. patents will expire in 2014. The tosedostat-directed U.S. patents will expire in 2017. The brostallicin-directed U.S. patents will expire on various dates ranging between 2017 through 2021. The PIXUVRI-directed patents currently in force in Europe will expire from 2015 through 2023. Although certain PIXUVRI-directed patents may be subject to possible patent-term extensions that could provide extensions through 2019 in the United States and through 2027 in some countries in Europe, there can be no guarantee of extensions of PIXUVRI-directed or other patents in other countries. The expiration of these patents may allow our competitors to copy the inventions that are currently protected and better compete with us.

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

We are currently and may in the future be subject to litigation proceedings that could harm our financial condition and operating results.

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

Securities class action and shareholder derivative lawsuits are often instituted against issuers, and we have been subjected to such actions. For example, on May 31, 2013, we settled a shareholder derivative lawsuit pursuant to which we agreed to implement certain corporate governance measures and were required to pay $1.4 million in plaintiffs’ attorneys’ fees and reimbursement of expenses, all of which amount was covered by our insurance. Currently, we are subject to a purported class action lawsuit, which was filed against us and our board of directors in June 2013. The lawsuit alleges that our board of directors breached their fiduciary duties to shareholders (and that we aided and abetted such breaches) by, among other things, failing to disclose certain purportedly material information regarding an amendment that was proposed for approval by our shareholders at our 2013 annual meeting of shareholders to increase the number of shares of common stock available for issuance pursuant to our 2007 Equity Incentive Plan, as amended and restated. For more information pertaining to this lawsuit, as well as other pending lawsuits to which we are currently subject, see Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q.

We cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with such lawsuits and management’s attention and resources could be diverted from operating our business as we respond to the litigation. Our insurance is subject to high deductibles and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages. In the event of an adverse outcome under any currently pending or future lawsuit, our business could be materially harmed.

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

We may be unable to obtain the raw materials necessary to produce a particular product or product candidate.

We may not be able to purchase the materials necessary to produce a particular product or product candidate in adequate volume and quality. For example, paclitaxel, a material used to produce Opaxio, is derived from certain varieties of yew trees and the supply of paclitaxel is controlled by a limited number of companies. We purchase paclitaxel and polyglutamic acid (another material used to produce Opaxio) from single sources. If paclitaxel or polyglutamic acid, or any other raw material required to produce a product or product candidate, is insufficient in quantity or quality, if a supplier fails to deliver in a timely fashion or at all, or if these relationships terminate, we may not be able to qualify and obtain a sufficient supply from alternate sources on acceptable terms, or at all.

Because there is a risk of product liability associated with our products, we face potential difficulties in obtaining insurance, and if product liability lawsuits were to be successfully brought against us, our business may be harmed.

Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceutical products. In particular, as a result of the commercialization of PIXUVRI, our risk with respect to potential product liability has increased. If our insurance covering a product or product candidate is not maintained on acceptable terms or at all, we might not have adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim could also exceed our insurance coverage and could harm our financial condition and operating results.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 26, 2013, our stock price has ranged from a low of $0.97 to a high of $3.94, adjusting for our most recent reverse stock split. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements by us or others of serious adverse events that have occurred during administration of our products to patients;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	our ability to realize the anticipated benefits of pacritinib;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	halting or suspension of trading in our common stock on The NASDAQ Capital Market by NASDAQ or on the MTA by CONSOB, or the Borsa Italiana; and

•	general economic and market conditions.

Shares of common stock are equity securities and are subordinate to any preferred stock we may issue and to any existing or future indebtedness.

Shares of our common stock rank junior to any shares of our preferred stock that we may issue in the future and to our existing indebtedness, including our senior secured term loan agreement, or future indebtedness we may incur and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Our senior secured term loan agreement restricts, and any future indebtedness and preferred stock may restrict, payment of dividends on our common stock.

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

Pursuant to our rights plan, an acquisition of 20% or more of our common stock by a person or group, subject to certain exceptions, could result in the exercisability of the preferred stock purchase right accompanying each share of our common stock (except those held by a 20% shareholder, which become null and void), thereby entitling the holder to receive upon exercise, in lieu of a number of units of preferred stock, that number of shares of our common stock having a market value of two times the exercise price of the right. The existence of our rights plan could have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our shareholders might believe to be in their best interest or that could give our shareholders the opportunity to realize a premium over the then-prevailing market prices for their shares. In addition, as a Washington corporation, we are subject to Washington’s anti-takeover statute which imposes restrictions on some transactions between a corporation and certain significant shareholders. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases in the Second Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2013	54	$1.06	—	—
May 1 – May 31, 2013	57	$1.24	—	—
June 1 – June 30, 2013	133,589	$1.15	—	—

Total	133,700	$1.15	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our 2007 Equity Incentive Plan, as amended and restated.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation; Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009).

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010).

3.12	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010).

3.13	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.14	Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.15	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.16	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.17	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

3.18	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2011).

3.19	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2011).

3.20	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2011).

3.21	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2011).

3.22	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 14 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011).

3.23	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012).

3.24	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 16 Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2012).

3.25	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012).

3.26	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 31, 2012).

3.27	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012).

3.28	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 17 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2012).

3.29	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 26, 2013).

3.30	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Warrant Agreement, dated March 26, 2013, by and between Cell Therapeutics, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 28, 2013).

10.1†	Amendment No. 1 to Wholesale Distribution Agreement, effective June 10, 2013, by and between CTI Life Sciences Limited and Max Pharma GmbH (filed herewith).

10.2†	Amendment No. 2 to Wholesale Distribution Agreement, effective June 25, 2013, by and between CTI Life Sciences Limited and Max Pharma GmbH (filed herewith).

10.3*	2007 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2013).

15	Letter regarding Unaudited Interim Financial Information (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101. INS	XBRL Instance

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101. DEF	XBRL Taxonomy Extension Definition

101. LAB	XBRL Taxonomy Extension Labels

101. PRE	XBRL Taxonomy Extension Presentation

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: July 31, 2013	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: July 31, 2013	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration