Form 10-Q
period 2013-09-30
CELL THERAPEUTICS INC
filed 2013-10-30
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2013
Common Stock, no par value	129,878,669

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,176	$50,436
Accounts receivable	540	—
Inventory	3,720	1,626
Prepaid expenses and other current assets	2,310	8,249

Total current assets	33,746	60,311
Property and equipment, net	5,838	6,785
Other assets	7,655	6,617

Total assets	$47,239	$73,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,364	$12,065
Accrued expenses	7,854	10,209
Warrant liability	702	—
Current portion of long-term debt	1,216	—
Other current liabilities	393	393

Total current liabilities	20,529	22,667
Long-term debt, less current portion	7,126	—
Other liabilities	5,736	4,641

Total liabilities	33,391	27,308
Commitments and contingencies
Common stock purchase warrants	13,461	13,461
Shareholders’ equity:
Common stock, no par value:
Authorized shares - 215,000,000 and 150,000,000 at September 30, 2013 and December 31, 2012, respectively
Issued and outstanding shares - 129,865,869 and 109,823,748 at September 30, 2013 and December 31, 2012, respectively	1,900,746	1,872,885
Accumulated other comprehensive loss	(8,272)	(8,273)
Accumulated deficit	(1,889,899)	(1,830,060)

Total CTI shareholders’ equity	2,575	34,552
Noncontrolling interest	(2,188)	(1,608)

Total shareholders’ equity	387	32,944

Total liabilities and shareholders’ equity	$47,239	$73,713

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Product sales, net	$362	$—	$1,794	$—

Total revenues	362	—	1,794	—

Operating costs and expenses:
Cost of product sold	13	—	104	—
Research and development	7,245	6,951	23,620	24,080
Selling, general and administrative	8,529	7,763	29,774	29,024
Acquired in-process research and development	—	—	—	29,108
Settlement expense	155	435	155	435

Total operating costs and expenses	15,942	15,149	53,653	82,647

Loss from operations	(15,580)	(15,149)	(51,859)	(82,647)
Other income (expense):
Investment and other income (expense), net	(173)	(270)	(433)	(179)
Interest expense	(316)	(43)	(680)	(51)
Amortization of debt discount and issuance costs	(162)	—	(349)	—
Foreign exchange gain (loss)	547	216	(199)	(96)

Total other expense, net	(104)	(97)	(1,661)	(326)

Net loss before noncontrolling interest	(15,684)	(15,246)	(53,520)	(82,973)
Noncontrolling interest	140	57	581	200

Net loss attributable to CTI	(15,544)	(15,189)	(52,939)	(82,773)
Deemed dividends on preferred stock	(6,900)	(5,014)	(6,900)	(13,472)

Net loss attributable to CTI common shareholders	$(22,444)	$(20,203)	$(59,839)	$(96,245)

Basic and diluted net loss per common share	$(0.20)	$(0.38)	$(0.55)	$(2.12)

Shares used in calculation of basic and diluted net loss per common share	110,996	52,921	108,489	45,442

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss before noncontrolling interest	$(15,684)	$(15,246)	$(53,520)	$(82,973)

Other comprehensive income (loss):
Foreign currency translation adjustments	(291)	(121)	196	71
Net unrealized gain (loss) on securities available-for-sale:	(28)	48	(195)	(28)

Other comprehensive income (loss):	(319)	(73)	1	43

Comprehensive loss	(16,003)	(15,319)	(53,519)	(82,930)
Comprehensive loss attributable to noncontrolling interest	140	57	581	200

Comprehensive loss attributable to CTI	$(15,863)	$(15,262)	$(52,938)	$(82,730)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating activities
Net loss	$(53,520)	$(82,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	29,108
Share-based compensation expense	6,324	6,084
Depreciation and amortization	1,207	1,745
Provision for VAT assessments	—	(2,118)
Noncash interest expense	349	—
Other	332	(195)
Changes in operating assets and liabilities:
Accounts receivable	(525)	—
Inventory	(1,995)	(509)
Prepaid expenses and other current assets	5,749	(799)
Other assets	(857)	(874)
Accounts payable	(763)	2,207
Accrued expenses	(2,468)	(1,895)
Other liabilities	(26)	4,462

Total adjustments	7,327	37,216

Net cash used in operating activities	(46,193)	(45,757)

Investing activities
Purchases of property and equipment	(1,373)	(1,966)
Proceeds from sales of property and equipment	123	—
Cash paid for acquisition of assets from S*BIO Pte Ltd.	—	(17,764)

Net cash used in investing activities	(1,250)	(19,730)

Financing activities
Proceeds from issuance of long-term debt, net	9,501	—
Proceeds from issuance of Series 15 preferred stock and warrants, net of issuance costs	—	32,928
Proceeds from issuance of Series 18 preferred stock, net of issuance costs	15,000	—
Other	(326)	(319)

Net cash provided by financing activities	24,175	32,609

Effect of exchange rate changes on cash and cash equivalents	8	115

Net decrease in cash and cash equivalents	(23,260)	(32,763)
Cash and cash equivalents at beginning of period	50,436	47,052

Cash and cash equivalents at end of period	$27,176	$14,289

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$618	$10

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Conversion of Series 14 preferred stock to common stock	$—	$6,736

Conversion of Series 15 preferred stock to common stock	$—	$15,442

Conversion of Series 16 preferred stock to common stock	$—	$11,240

Conversion of Series 18 preferred stock to common stock	$14,859	$—

Issuance of Series 16 preferred stock for acquisition of assets from S*BIO Pte Ltd.	$—	$11,344

Issuance of common stock upon exercise or exchange of common stock purchase warrants	$—	$12,351

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, is a biopharmaceutical company focused on the acquisition, development and commercialization of less toxic and more effective ways to treat cancer. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. We are primarily focused on commercializing PIXUVRI® (pixantrone) in the European Union, or E.U., for multiply relapsed or refractory aggressive non-Hodgkin lymphoma, or NHL, and conducting the first of two planned Phase 3 clinical trials of pacritinib for the treatment of myelofibrosis. As of the date of this filing, PIXUVRI was available in Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom and had been granted market access in Italy and France.

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

As of September 30, 2013, we also had a 61% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

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

Accounts Receivable

Our accounts receivable balance as of September 30, 2013 includes trade receivables related to PIXUVRI sales. We estimate an allowance for doubtful accounts based upon the age of outstanding receivables and our historical experience of collections, which includes adjustments for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to our assumptions as necessary. When it is deemed probable that a customer account is uncollectible, the account balance is written off against the existing allowance. We also consider the customers’ country of origin to determine if an allowance is required based on the uncertainty associated with the recent European financial crisis. As of September 30, 2013, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. We did not record an allowance for doubtful accounts as of September 30, 2013.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. Our VAT receivable was $5.7 million and $8.1 million as of September 30, 2013 and December 31, 2012, of which $0.2 million and $3.0 million was included in prepaid expenses and other current assets, respectively, and $5.5 million and $5.1 million was included in other assets, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of September 30, 2013, the VAT receivable related to operations in Italy was $5.5 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

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

Product Sales

We sell PIXUVRI directly to health care providers and through a limited number of distributors. We generally record product sales upon receipt of the product by the health care providers and certain distributors at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, and estimated product returns. Reserves are established for these deductions and actual amounts incurred are offset against the applicable reserves. We reflect these reserves as either a reduction in the related account receivable or as an accrued liability depending on the nature of the sales deduction. These estimates are periodically reviewed and adjusted as necessary.

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

Product returns and other deductions

At the time of sale, we also record estimates for certain sales deductions such as product returns, discounts and incentives. We offer certain distributors a limited right of return or replacement of product that is damaged in certain instances. When we cannot reasonably estimate the amount of future product returns and/or other sales deductions, we do not recognize revenue until the risk of product return and additional sales deductions has been substantially eliminated. To date, there have been no PIXUVRI product returns.

Cost of Product Sold

Cost of product sold includes third party manufacturing costs, shipping costs, contractual royalties, and other costs of PIXUVRI product sold. Cost of product sold also includes any necessary allowances for excess inventory that may expire and become unsalable. We did not record an allowance for excess inventory as of September 30, 2013.

Net Loss per Share

Basic net income (loss) per common share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and share awards using the treasury stock method. As of September 30, 2013 and 2012, options, warrants, unvested share awards and unvested share rights aggregating 12.2 million and 9.6 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Recently Adopted Accounting Standards

In February 2013, the FASB issued guidance requiring presentation of amounts reclassified from each component of accumulated other comprehensive income. In addition, disclosure is required of the effects of significant reclassifications on income statement line items either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. For public entities, this guidance was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board, or FASB, issued guidance to clarify when to release cumulative foreign currency translation adjustments when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax carryforward exists. FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset except in certain circumstances the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact this amendment may have on our consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Inventory

The components of inventories are composed of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$610	$220
Work-in-process	3,110	1,406

Total inventories	$3,720	$1,626

3.	Long-term Debt

In March 2013, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or HTGC, for a senior secured term loan of up to $15.0 million. The first $10.0 million was funded in March 2013, and we have the option to borrow an additional $5.0 million any time from November 30, 2013 through

December 15, 2013, subject to satisfaction of certain conditions. The interest rate on the term loan floats at a rate per annum equal to 12.25% plus the amount by which the prime rate exceeds 3.25%. The term loan is repayable over 42 months after closing, including an initial interest-only period of 12 months after closing. The loan obligations are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. We paid a facility charge of $150,000 at closing and a fee in the amount of $1.3 million is payable to HTGC on the date on which the term loan is paid or becomes due and payable in full. We recorded debt discount of $1.9 million, of which $1.7 million is unamortized as of September 30, 2013. We recorded issuance costs of $0.3 million, of which $0.3 million is unamortized as of September 30, 2013.

In addition, we issued a warrant to HTGC to purchase shares of common stock. The warrant is exercisable for five years from the date of issuance for (i) 0.5 million shares of common stock, plus (ii) an amount of shares of common stock equal to (x) $150,000 if any additional funds are borrowed, divided by (y) the exercise price in effect on and as of such date. The initial exercise price of the warrant is $1.1045 per share of common stock. The exercise price and number of shares of common stock issuable upon exercise are subject to antidilution adjustments in certain events, including if within 12 months after closing the Company issues shares of common stock or securities that are exercisable or convertible into shares of common stock in transactions not registered under the Securities Act of 1933, as amended, at an effective price per share of common stock that is less than the exercise price of the warrant, then the exercise price shall automatically be reduced to equal the price per share of common stock in such transaction and the number of shares will be increased proportionately. Since the warrant did not meet the considerations necessary for equity classification in the applicable authoritative guidance, we determined the warrant is a liability instrument that is marked to fair value with changes in fair value recognized through earnings at each reporting period. We estimated the fair value of the warrant to be $0.5 million and $0.7 million as of the issuance date and September 30, 2013, respectively. We classified the warrant as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value are considered observable market data.

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

On December 10, 2009, CONSOB sent us a notice claiming, among other now resolved claims, violation of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanction established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violation could require us to pay a pecuniary administrative sanction amounting to between $7,000 and $677,000 upon conversion from euros as of September 30, 2013.

The Italian Tax Authority, or ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case. We received favorable rulings in 2012, which remain subject to further appeal, and our remaining deposit for the VAT assessments was refunded to us in January 2013. Due to the change of the position for the VAT assessment cases, we reversed the entire reserve for VAT assessed as of December 31, 2012. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT assessment, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. We believe that such decision has not carefully taken into account our arguments and the documentation we filed, therefore we plan to appeal such decision in front of the Supreme Court both on procedural grounds and on the merits of the case. If the final decisions of the Supreme Court are unfavorable to us, we may incur up to $12.7 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of September 30, 2013.

5.	Preferred Stock

In September 2013, we issued 15,000 shares of Series 18 preferred stock, or Series 18 Preferred Stock, for gross proceeds of $15.0 million in a registered direct offering. Issuance costs related to this transaction were $0.1 million. Each share of Series 18 Preferred Stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series 18 Preferred Stock, plus any accrued and unpaid dividends, before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The Series 18 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series 18 Preferred Stock was convertible to common stock, at the option of the holder, at an initial conversion price of $1.00 per share, subject to a 9.99% blocker provision. The Series 18 Preferred Stock had no voting rights except as otherwise expressly provided in the amended articles or as otherwise required by law. For the three and nine months ended September 30, 2013, we recognized $6.9 million in deemed dividends on preferred stock related to the beneficial conversion feature on our Series 18 Preferred Stock. In September 2013, all 15,000 shares of Series 18 preferred stock were converted into 15.0 million shares of common stock.

6.	Product Revenue

Total revenue from product sales of PIXUVRI consisted of the following for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product sales, gross	$414	$—	$2,122	$—
Discounts, rebates and other adjustments	(51)	—	(290)	—
Returns reserve	(1)	—	(38)	—

Product sales, net	$362	$—	$1,794	$—

7.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2013 and 2012, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$685	$363	$1,540	$1,379
Selling, general and administrative	1,243	653	4,784	4,705

Total share-based compensation expense	$1,928	$1,016	$6,324	$6,084

For the three and nine months ended September 30, 2013 and 2012, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Performance rights	$280	$(111)	$885	$2,158
Restricted stock	1,394	996	4,845	3,635
Options	254	131	594	291

Total share-based compensation expense	$1,928	$1,016	$6,324	$6,084

8.	Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Loss on Securities Available-For- Sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2012	$(235)	$(8,038)	$(8,273)
Current period other comprehensive income (loss)	(195)	196	1

September 30, 2013	$(430)	$(7,842)	$(8,272)

9.	Leases

As of December 31, 2012, we had a receivable balance of $1.5 million, which was included in prepaid expenses and other current assets related to incentives for leasehold improvements and rent reimbursement under the terms of our operating lease for office space entered into January 2012. In addition, our deferred rent balance was $4.8 million as of September 30, 2013, of which $0.4 million was included in other current liabilities and $4.4 million was included in other liabilities. As of December 31, 2012, our deferred rent balance was $5.0 million, of which $0.4 million was included in other current liabilities and $4.6 million was included in other liabilities.

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

PIXUVRI

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

During the fourth quarter of 2012, we began making PIXUVRI available to healthcare providers in certain countries in the E.U. and initiated our commercial operations on a country-by-country basis. As of the date of this filing, PIXUVRI was available in Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom (U.K.) and had been granted market access in Italy and France. We have established a commercial organization, including sales, marketing, supply chain management, and reimbursement capabilities to commercialize PIXUVRI in the E.U. PIXUVRI is not approved in the United States (U.S.). We are pursuing potential partners for commercializing PIXUVRI in other markets outside the E.U. and the U.S.

In almost all European markets, pricing and availability of prescription pharmaceuticals are subject to governmental control. Decisions by governmental authorities will impact the price and market acceptance of PIXUVRI. Accordingly, any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by the governmental authorities in each country where PIXUVRI is available for sale and other factors. We are actively pursuing pricing and reimbursement discussions for PIXUVRI with authorities in Germany and the United Kingdom, the status of which is as follows:

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

United Kingdom: In July 2013, the United Kingdom’s (UK) Department of Health approved CTI’s patient access scheme relating to PIXUVRI. A patient access scheme is a plan that involves innovative pricing agreements designed to improve cost effectiveness and facilitate patient access to specific drugs or other technologies. In October 2013, the National Institute for Health and Care Excellence (NICE), a non-departmental public body of the Department of Health in the UK, issued third draft guidance on PIXUVRI. NICE’s independent Appraisal Committee met on September 11, 2013, to consider the cost effectiveness of PIXUVRI taking into consideration our initial patient access scheme. The result is a second appraisal consultation document, or ACD, whereby the Committee concluded that this scheme does not overcome the uncertainties in the evidence for PIXUVRI’s clinical effectiveness and once again requests that consultees, including CTI, healthcare professionals and members of the public, comment on the draft guidance via the NICE website. The ACD consultation will close on November 4, 2013, and any comments received will be considered by the NICE appraisal committee to enable them to develop the next stage of guidance. It should be noted that this is not NICE’s final guidance on PIXUVRI and that a third Appraisal Committee meeting is expected to be held on November 13, 2013, where subject to approval, we hope the Committee will consider an ‘enhanced’ patient access scheme to demonstrate the cost effectiveness of PIXUVRI for use by the NHS in the UK.

Pacritinib

Our lead development candidate, pacritinib, is an oral JAK2/FLT3 inhibitor that demonstrated meaningful clinical benefit and good tolerability in myelofibrosis patients in Phase 2 clinical trials. Myelofibrosis is a blood-related cancer caused by the accumulation of malignant bone marrow cells that triggers an inflammatory response. This process results in the scarring of bone marrow, thereby limiting its ability to produce red blood cells prompting the spleen and liver to take over this function. Symptoms that arise from this disease include enlargement of the spleen, anemia, extreme fatigue and pain. We believe pacritinib may offer an advantage over other JAK inhibitors through effective relief of symptoms with less treatment-emergent thrombocytopenia and anemia. It is our intent to seek to enter into a partnership for pacritinib in the fourth quarter of 2013. If we are able to enter into such a partnership, we believe that it could potentially provide us with additional capital and external validation for the program.

Based on pacritinib’s efficacy and tolerability profile demonstrated to date, we are pursuing a broad approach to advancing this therapy for myelofibrosis patients by conducting two Phase 3 clinical trials: one in a broad set of patients without limitations on blood platelet counts, the PERSIST-1 trial, which was initiated in January 2013 and the other in patients with low platelet counts, the PERSIST-2 trial, which is expected to begin in the fourth quarter of 2013.

The PERSIST-1 trial is designed as a 270 patient randomized, open-label, multicenter Phase 3 trial comparing the efficacy and safety of pacritinib with that of best available therapy in patients with myelofibrosis. Best available therapy includes any physician-selected treatment other than JAK inhibitors and there is no exclusion by patient platelet count. Patients will be randomized (2:1) to receive 400 mg pacritinib once daily or best available therapy. The primary endpoint of the study is the percentage of patients achieving a 35 percent or greater reduction in spleen volume measured by MRI or CT from baseline to 24 weeks of treatment. The trial is currently enrolling patients at clinical sites in Europe, Australia, Russia and the United States. More details on the PERSIST-1 study can be found at www.clinicaltrials.gov.

PERSIST-2 will involve a 300 patient randomized, open-label, multi-center pivotal Phase 3 trial in patients with myelofibrosis whose platelet counts are <100,000/µL. In October 2013, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the PERSIST-2 pivotal trial. A SPA is a written agreement between CTI and the FDA regarding the design, endpoints and planned statistical analysis approach of the trial to be used in support of a potential New Drug Application (NDA) submission. The trial will evaluate pacritinib as compared to best available therapy, including approved JAK2 inhibitors that are dosed according to the product label for myelofibrosis patients with thrombocytopenia. Patients will be randomized (1:1:1) to receive 200 mg pacritinib twice daily, 400 mg pacritinib once daily or best available therapy. The agreed upon co-primary endpoints are the percentage of patients achieving a 35 percent or greater reduction in spleen volume measured by MRI or CT from baseline to 24 weeks of treatment and the percentage of patients achieving a Total Symptom Score (TSS) reduction of 50 percent or greater using six key symptoms as measured by the modified Myelofibrosis Symptom Assessment Form (MF-SAF) diary from baseline to 24 weeks. The trial is expected to initiate in the fourth quarter of 2013 and to enroll patients at clinical sites in the United States, Europe and Australia.

Financial summary

Our revenues are generated solely from the sales of PIXUVRI in the E.U. We recognized revenue on commercial sales of PIXUVRI during the third quarter of 2013 and recorded $0.4 million in total net revenues for the three months ended September 30, 2013. Our product sales may vary significantly from period to period as the commercialization and reimbursement negotiations for PIXUVRI progress. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance. Our loss from operations for the three months ended September 30, 2013 was $15.6 million compared to $15.1 million for the same period in 2012.

As of September 30, 2013, we had cash and cash equivalents of $27.2 million. See the discussion in Part I, Item 1 “Financial Statements” for further information relating to our senior secured term loan agreement.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 and 2012

Product sales, net. Net product sales for the three months ended September 30, 2013 were $0.4 million from the sales of PIXUVRI. There were no product sales for the three months ended September 30, 2012 because we did not receive conditional approval to market PIXUVRI in the E.U. until May 2012. We sell PIXUVRI directly to health care providers and through a limited number of wholesale distributors in the E.U. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, and estimated product returns. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.

Cost of product sold. Cost of product sold for the three months ended September 30, 2013 was $13,000 related to sales of PIXUVRI. There were no product sales or related cost of product sold for the same period in 2012. We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional approval by the EMA’s CHMP. The manufacturing costs of PIXUVRI product prior to receipt of the CHMP’s positive opinion was expensed as research and development as incurred. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization, and therefore the manufacturing costs of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales will increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold. At this time, we cannot reasonably estimate the timing or rate of consumption of reduced-cost PIXUVRI product manufactured and expensed prior to capitalization.

Research and development expenses. Our research and development expenses for our current compounds were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Compounds:
PIXUVRI	$1,038	$1,319
Pacritinib	2,148	349
Opaxio	(147)	444
Tosedostat	287	884
Brostallicin	(5)	(17)
Operating expenses	3,833	3,967
Research and preclinical development	91	5

Total research and development expenses	$7,245	$6,951

Costs for our compounds include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel costs and an allocation of occupancy depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with other compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to the individual compounds. External direct costs incurred by us as of September 30, 2013 were $85.9 million for PIXUVRI (excluding costs prior to our merger with Novuspharma S.p.A, a public pharmaceutical company located in Italy, in January 2004), $8.2 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd, or S*BIO, including pacritinib, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $226.7 million for Opaxio, $10.7 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics, Inc., or Chroma) and $9.6 million for brostallicin (excluding costs for brostallicin prior to our acquisition of SM in July 2007).

Research and development expenses increased to $7.2 million for the three months ended September 30, 2013 compared to $7.0 million for the three months ended September 30, 2012. PIXUVRI costs decreased primarily due to a reduction in clinical development costs associated with the PIX306 trial, our on-going confirmatory trial in the E.U. This decrease was partially offset by an increase in medical affairs and pharmacovigilance activities in the E.U. Costs for pacritinib increased primarily due to clinical development costs associated with site initiation, patient enrollment and other start-up costs for the PERSIST-1 trial. Costs for our Opaxio program decreased primarily due to an adjustment in clinical development milestone activity associated with a contract amendment, in addition to a reduction in patient enrollment in investigator-sponsored studies. Development costs for tosedostat decreased primarily due to the compound being placed on partial clinical hold. Operating expenses included in research and development expenses decreased primarily due to a reduction in occupancy costs associated with the relocation of our corporate office. This decrease was partially offset by increase in noncash share-based compensation expense and employee termination costs.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in the following risk factors, which begin on page 29 of this Quarterly Report on Form 10-Q: “We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.”; “We may not obtain or maintain the regulatory approvals required to commercialize some or all of our products.”; “Even if our drug candidates are successful in clinical trials and receive regulatory approvals, we may not be able to successfully commercialize them.”; “Even if our other products receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review by the FDA, the EMA and other foreign regulatory agencies, as applicable, and may be subject to additional post-marketing obligations, all of which may result in significant expense and limit commercialization of our other products, including PIXUVRI.”; “We may be delayed, limited or precluded from obtaining regulatory approval of Opaxio as a maintenance therapy for advanced-stage ovarian cancer and as a radiation sensitizer.”; and “Our financial condition may be harmed if third parties default in the performance of contractual obligations.”

Selling, general and administrative expenses. Selling, general and administrative expenses were $8.5 million for the three months ended September 30, 2013 compared to $7.8 million for the three months ended September 30, 2012. This increase was primarily due to $0.6 million increase in noncash share-based compensation expense and a net $0.1 million increase of selling and marketing expenses for PIXUVRI in the E.U. offset in part by a reduction in general and administrative expenses.

Settlement expense. Settlement expense of $0.2 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, was primarily due to costs incurred under settlement agreements with former employees associated with their employment separation.

Interest expense. Interest expense increased to $0.3 million for the three months ended September 30, 2013 compared to $43,000 for the three months ended September 30, 2012. This increase was primarily due to interest incurred on our long-term debt issued in March 2013.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.2 million for the three months ended September 30, 2013 was related to our long-term debt issued in March 2013. We had no amortization of debt discount and issuance costs for the corresponding period in 2012.

Foreign exchange gain (loss). The foreign exchange gain for the three months ended September 30, 2013 and 2012 were due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

Deemed dividends on preferred stock. Deemed dividends on preferred stock were $6.9 million for the three months ended September 30, 2013 related to the issuance of our Series 18 Preferred Stock (see Note 5, Preferred Stock in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our Series 18 Preferred Stock). Deemed dividends on preferred stock were $5.0 million for the three months ended September 30, 2012 related to the issuance of our Series 15-2 preferred stock. For a discussion of such deemed dividends, see Note 9 in the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 28, 2013.

Nine months ended September 30, 2013 and 2012

Product sales, net. Net product sales for the nine months ended September 30, 2013 were $1.8 million from the sales of PIXUVRI. There were no product sales for the same period in 2012 because we did not receive conditional approval to market PIXUVRI in the E.U. until May 2012.

Cost of product sold. Cost of product sold for the nine months ended September 30, 2013 was $0.1 million related to sales of PIXUVRI in the E.U. There were no product sales or related cost of product sold for the same period in 2012.

Research and development expenses. Our research and development expenses for our compounds were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Compounds:
PIXUVRI	$3,566	$7,088
Pacritinib	5,998	363
Opaxio	835	1,314
Tosedostat	893	2,435
Brostallicin	41	107
Operating expenses	12,029	12,623
Research and preclinical development	258	150

Total research and development expenses	$23,620	$24,080

Research and development expenses decreased to approximately $23.6 million for the nine months ended September 30, 2013 from approximately $24.1 million for the nine months ended September 30, 2012. PIXUVRI costs decreased primarily due to a reduction in clinical consulting activity and a decline in patient enrollment in the PIX306 trial. Further decreases were primarily due to reductions in lab services, regulatory consulting costs and EMA filing fees associated with the marketing authorization in the E.U., which occurred in 2012. These decreases were partially offset by an increase in costs associated with medical affairs activities in the E.U. Costs for pacritinib increased primarily due to clinical development costs associated with site initiation, patient enrollment and other start-up costs for the PERSIST-1 trial. Costs for our Opaxio program decreased primarily due to an adjustment in clinical development milestone activity associated with a contract amendment, in addition to a reduction in patient enrollment in investigator-sponsored studies. These reductions were partially offset by an increase in manufacturing activity. Development costs for tosedostat decreased primarily due to the compound being placed on partial clinical hold. Operating expenses included in research and development expenses decreased primarily due to reductions in occupancy costs associated with the relocation of our corporate office, depreciation expense, professional services and consulting costs. These decreases were partially offset by increases in the average number of personnel between comparable periods, employee termination costs and noncash share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses were $29.8 million for the nine months ended September 30, 2013 compared to $29.0 million for the nine months ended September 30, 2012. Selling, general and administrative expenses increased by $0.8 million reflecting an increase in selling and marketing expenses for PIXUVRI in the E.U. offset by a reduction in general and administrative expenses such as legal, occupancy and information technology.

Acquired in-process research and development. Acquired in-process research and development for the nine months ended September 30, 2012 related to charges of $29.1 million recorded in connection with our acquisition of assets from S*BIO in May 2012. There was no acquired in-process research and development expense for the corresponding period in 2013.

Settlement expense. Settlement expense of $0.2 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively, was primarily due to costs incurred under settlement agreements with former employees associated with their employment separation.

Interest expense. Interest expense increased to $0.7 million for the nine months ended September 30, 2013 from $51,000 for the nine months ended September 30, 2012. This increase was primarily due to interest incurred on our long-term debt issued in March 2013.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.3 million for the nine months ended September 30, 2013 is related to our long-term debt issued in March 2013. We had no similar costs for the corresponding period in 2012.

Foreign exchange gain (loss). The foreign exchange loss for the nine months ended September 30, 2013 and 2012 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

Deemed dividends on preferred stock. Deemed dividends on preferred stock were $6.9 million for the nine months ended September 30, 2013 related to the issuance of our Series 18 Preferred Stock (see Note 5, Preferred Stock in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our Series 18 Preferred Stock). Deemed dividends on preferred stock were $13.5 million for the nine months ended September 30, 2012 related to the issuance of our Series 15-1 and Series 15-2 preferred stock. For a discussion of such deemed dividends, see Note 9 in the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents. As of September 30, 2013, we had $27.2 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities increased to $46.2 million during the nine months ended September 30, 2013 compared to $45.8 million for the same period in 2012 due to an increase in commercial activities associated with the launch of PIXUVRI and $0.6 million interest paid primarily on our long-term debt issued in March 2013. These increases were offset by a refund of our VAT deposit and interest of $2.9 million received during the first quarter of 2013 and $1.3 million cash received on sales of PIXUVRI in 2013.

Net cash used in investing activities. Net cash used in investing activities decreased to $1.3 million for the nine months ended September 30, 2013 compared to $19.7 million for the same period in 2012 as a result of $17.8 million cash paid for our acquisition of assets from S*BIO in May 2012.

Net cash provided by financing activities. Net cash provided by financing activities of $24.2 million for the nine months ended September 30, 2013 was primarily due to the issuance of $10.0 million in long-term debt during the period, net of discount and issuance costs, and proceeds received from the issuance of our Series 18 Preferred Stock, net of issuance costs. Net cash provided by financing activities was $32.6 million for the nine months ended September 30, 2012 primarily as a result of proceeds received from the issuances of our Series 15-1 and 15-2 preferred stock and warrants, net of issuance costs.

Capital Resources

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. At our currently planned spending rate, we believe that our existing cash and cash equivalents, together with expected availability under our loan and security agreement with Hercules Technology Growth Capital and expected receipts from European PIXUVRI sales, will be sufficient to fund our operations into 2014. See “Risk Factors—Factors Affecting our Operating Results and Financial Condition— We need to continue to raise additional financing to operate, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could impair our ability to make our contractually obligated payments and harm our liquidity, financial condition, business, operating results and prospects.” and other risk factors relating to our liquidity, capital requirements and expected cash flows.

Capital Requirements

Our future capital requirements will depend on many factors, including:

•	results of our clinical trials;

•	regulatory approval of our product candidates;

•	the extent to which we acquire, invest or divest products or product candidates, technologies or businesses, or sell or license products or product candidates to others;

•	progress in and scope of our research and development activities;

•	ability to consummate agreements with appropriate partners for the development of product candidates, and, when applicable, commercialization of products;

•	success in our commercialization efforts of PIXUVRI and any future products;

•	litigation and other disputes; and

•	competitive market developments.

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

The following table includes information relating to our contractual obligations as of September 30, 2013 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Facilities	$20,542	$2,513	$4,502	$4,620	$8,907
Long-term debt	10,000	1,457	8,157	386	—
Interest on long-term debt(1)	2,408	1,212	1,192	4	—
Purchase commitments	2,713	2,188	524	1	—
Other obligations	1,720	439	6	1,275	—

	$37,383	$7,809	$14,381	$6,286	$8,907

(1)	The interest rate on our long-term debt floats at a rate per annum equal to 12.25% plus the amount by which the prime rate exceeds 3.25%. The amounts presented for interest payments in future periods assume a prime rate of 3.25%.

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

Specifically, in the event Novartis exercises its applicable options, royalties for Opaxio and PIXUVRI are payable from the first commercial sale of a product until the later of the expiration of the last to expire valid claim of the licensor or the occurrence of other certain events, or the Royalty Term. Unless otherwise terminated, the term of the Novartis Agreement continues on a product-by-product and country-by-country basis until the expiration of the last-to-expire Royalty Term with respect to a product in such certain country. In the event Novartis does not exercise its development rights until the earlier to occur of (i) the expiration of 30 days following receipt by Novartis of the product approval information package pursuant to the Novartis Agreement, or (ii) Novartis’ determination, in its sole discretion, to terminate its development rights exercise period by written notice to us, the Novartis Agreement will automatically terminate upon expiration of the development rights exercise period. In the event of an uncured material breach of the Novartis Agreement, the non-breaching party may terminate the Novartis Agreement. Either party may terminate the Novartis Agreement without notice upon the bankruptcy of the other party. In addition, Novartis may terminate the Novartis Agreement without cause at any time in its entirety within 30 days written notice prior to the exercise by Novartis of its development rights or on a product-by-product or country-by-country basis on 180 days written notice after the exercise by Novartis of its development rights. If we experience a change of control that involves certain major pharmaceutical companies, Novartis may terminate the Novartis Agreement by written notice within a certain period of time to us or our successor entity.

As of September 30, 2013, we have not received any milestone payments and we will not receive any milestone payments unless Novartis elects to exercise its option to participate in the development and commercialization of PIXUVRI or exercise its development rights for Opaxio.

University of Vermont

We entered into an agreement with the University of Vermont, or UVM Agreement, in March 1995, as amended in March 2000, which grants us an exclusive license, with the right to sublicense, for the rights to PIXUVRI. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use PIXUVRI, and we are obligated to make royalty payments to UVM ranging from low-single digits to mid-single digits as a percentage of net sales. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after first commercialization of PIXUVRI, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of PIXUVRI in those countries where no such patents exist. We may terminate the UVM Agreement, on a country-by-country basis or on a patent-by-patent basis, at any time upon advance written notice. UVM may terminate the UVM Agreement upon advance written notice in the event royalty payments are not made. In addition, either party may terminate the UVM Agreement in the event of an uncured material breach of the UVM Agreement by the other party or in the event of bankruptcy of the other party.

S*BIO Pte Ltd

We acquired the compounds SB1518 (which is referred to as “pacritinib”) and SB1578, which inhibit Janus Kinase 2, commonly referred to as JAK2, in April 2012. Under the agreement with S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. At our election, we may pay up to 50% of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock. In addition, S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low-single digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

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

Under the Chroma License Agreement, we are required to pay Chroma royalties on net sales of tosedostat in any country within the Licensed Territory, commencing on the first commercial sale of tosedostat in any country in the Licensed Territory and continuing with respect to that country until the latest of the expiration date of the last patent claim covering tosedostat in that country, the expiration of all regulatory exclusivity periods for tosedostat in that country or ten years after the first commercial sale in that country. Royalty payments to Chroma are based on net sales volumes in any country within the Licensed Territory and range from the low- to mid-teens as a percentage of net sales.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, or GOG, in March 2004, as amended in August 2008 and August 2013, related to the GOG-0212 trial of Opaxio in patients with ovarian cancer, which the GOG is conducting. We recorded a $0.9 million payment due to the GOG based on the 1,100 patient enrollment milestone achieved in the third quarter of 2013, which is included in accounts payable as of September 30, 2013. In addition, we may be required to pay up to $1.0 million upon the attainment of certain milestones, as well as other fees under certain circumstances, of which $0.5 million is included in accrued expenses as of September 30, 2013.

PG-TXL

In November 1998, we entered into an agreement with PG-TXL Company, L.P., or the PG-TXL Agreement (as amended in February 2006), which grants us an exclusive worldwide license for the rights to Opaxio and to all potential uses of PG-TXL’s polymer technology. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones of up to $14.4 million. The timing of the remaining milestone payments under the PG-TXL Agreement is based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we are required to make royalty payments to PG-TXL based on net sales. Our royalty payments range from low-single digits to mid-single digits as a percentage of net sales. Unless otherwise terminated, the term of the PG-TXL Agreement continues until no royalties are payable to PG-TXL. We may terminate the PG-TXL Agreement upon advance written notice to PG-TXL in the event issues regarding the safety of the products licensed pursuant to the PG-TXL Agreement arise during development or clinical data obtained reveal a materially adverse tolerability profile for the licensed product in humans or for any reason upon advance written notice. In addition, either party may terminate the PG-TXL Agreement upon advance written notice in the event certain license fee payments are not made; in the event of an uncured material breach of the respective material obligations and conditions of the PG-TXL Agreement; or in the event of liquidation or bankruptcy of a party.

Nerviano Medical Sciences

Under a license agreement entered into with Nerviano Medical Sciences for brostallicin, we may be required to pay up to $80.0 million in milestone payments based on the achievement of certain product development results. Due to the early stage of development that brostallicin is in, we are not able to determine whether the clinical trials will be successful and, therefore, cannot make a determination that the milestone payments are reasonably likely to occur at this time.

Cephalon

Pursuant to an acquisition agreement entered into with Cephalon Inc., or Cephalon, in June 2005, we have the right to receive up to $100.0 million in payments upon achievement by Cephalon of specified sales and development milestones related to TRISENOX. However, the achievement of any such milestones is uncertain at this time.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary materially from what we anticipate and different assumptions or estimates about the future could change our reported results. As described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012, we consider our estimates for impairment of long-lived assets, contingencies and share-based compensation expense to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. In addition, we recognized revenue for the three and nine months ended September 30, 2013 on sales of PIXUVRI in the E.U. Information regarding our accounting policies for revenue recognition, cost of product sold, accounts receivable and inventory is included in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Revenue from sales of PIXUVRI is recorded net of government-mandated discounts and rebates, product returns and other deductions which involve certain judgments and estimates.

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

Foreign Exchange Market Risk

Our operations include commercial activity in the E.U. As a result, our operating results are in part dependent on foreign currency denominated activities, which are translated into U.S. dollars based on average exchange rates for the reporting period. Changes in exchange rates between foreign currencies and the U.S. dollar will affect the recorded levels of our operating results, as well as our assets and liabilities as they are translated into U.S. dollars for presentation in our financial statements. The primary foreign currency that we are exposed to is the euro. As of September 30, 2013, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. As of September 30, 2013, if the euro had been 20% weaker against the dollar, our net asset balance would have decreased by approximately $1.8 million as of this date.

Interest Rate Risk

Effective in March 2013, and continuing as of September 30, 2013, we had an outstanding balance under our senior secured term loan of $10.0 million, and we have the option to borrow an additional $5.0 million any time from November 30, 2013 through December 15, 2013, subject to satisfaction of certain conditions. The senior secured term loan bears interest at variable rates. Based on the outstanding amount under such loan at September 30, 2013 of $10.0 million, and assuming such amount had been outstanding as of January 1, 2013, a 1.0% increase in the prime rate would result in additional annualized interest expense of $0.1 million. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, please refer to Note 3, Long-term Debt, under Item 1 in this Quarterly Report on Form 10-Q.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2009, CONSOB sent us a notice claiming, among other now resolved claims, late disclosure of certain information reported in a press release disseminated at CONSOB’s request on March 23, 2009, and alleged that the asserted late disclosure violated provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98. CONSOB’s claims concerned our disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanction established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violation is a pecuniary administrative sanction amounting to between €5,000 and €500,000, or approximately $7,000 to $677,000 converted using the currency exchange rate as of September 30, 2013. CONSOB has not yet notified us of a resolution with respect to this claim, but, based on our assessment, we believe the likelihood that a pecuniary administrative sanction will be imposed on us for this asserted violation is probable.

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Supreme Court is unfavourable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $12.7 million converted using the currency exchange rate as of September 30, 2013, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

Factors Affecting Our Operating Results and Financial Condition

We need to continue to raise additional financing to operate, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could impair our ability to make our contractually obligated payments and harm our liquidity, financial condition, business, operating results and prospects.

We have substantial operating expenses associated with the development of our product candidates and have significant contractual payment obligations, including under our senior secured term loan agreement. Our available cash and cash equivalents were $27.2 million as of September 30, 2013. At our currently planned spending rate, we believe that our existing cash and cash equivalents, together with expected availability under our senior secured term loan agreement and expected receipts from European PIXUVRI sales, will be sufficient to fund our operations into 2014. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, clinical trial expenses, and expansion of our sales and marketing organization in Europe may consume capital resources earlier than planned. Additionally, we may not receive the country reimbursement rates in Europe for PIXUVRI that we currently assume in planning for 2013 and 2014. Due to these and other factors, our forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection or forecast we have disclosed, or may, from time to time disclose, may fail.

We have $10.0 million outstanding under our senior secured term loan agreement, and we have the option to borrow up to $5.0 million at any time from November 30, 2013 through December 15, 2013, subject to the satisfaction of certain conditions. Based on the current outstanding principal amount thereunder of $10.0 million, we must currently make monthly interest payments of approximately $105,000, but commencing May 1, 2014 through October 1, 2016, we will be required to make monthly interest plus principal payments in the aggregate amount of approximately $390,000. The loan agreement also requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

We will need to raise additional funds and are currently exploring alternative sources. We may seek to raise such capital through equity or debt financings, partnerships, collaborations, joint ventures, disposition of assets or other sources, but our ability to do so is subject to a number of risks and uncertainties, including:

•	our ability to raise capital through the issuance of additional shares of our common stock or other securities convertible into common stock is restricted by the limited number of authorized shares available for issuance, the difficulty of obtaining shareholder approval to increase the authorized number of shares, and the restrictive covenants of our credit facility;

•	issuance of equity securities, or securities convertible into our equity securities, will dilute the proportionate ownership of existing shareholders;

•	our ability to raise debt capital is limited by our existing senior secured term loan agreement and may be further limited by the terms of any future indebtedness, and any such future indebtedness may include (and our existing debt does include) restrictive covenants that limit our operating flexibility;

•	some of such arrangements may require us to relinquish rights to certain technologies, drug candidates, products and/or potential markets; and

•	we may be required to meet additional regulatory requirements in the European Union (including Italy) and the United States and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain additional funding.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2013, we had an accumulated deficit of $1.9 billion. We are pursuing regulatory approvals for pacritinib, PIXUVRI, Opaxio, tosedostat and brostallicin. We will need to continue to conduct research, development, testing and regulatory compliance activities and undertake manufacturing and drug supply activities the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. We may never become profitable even with the ongoing commercialization of PIXUVRI or other products currently in development or otherwise.

We may take longer to complete our clinical trials than we expect, or we may not be able to complete them at all.

Our business is dependent on our ability to successfully undertake extensive clinical testing on humans to demonstrate to the satisfaction of the applicable regulatory authority the safety and efficacy of the product for its intended use. For example, our ability to develop pacritinib depends on our ability to successfully complete two Phase 3 trials, one of which we initiated in January 2013 and the second of which we plan to initiate in the fourth quarter of 2013. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. We forecast the commencement and completion of clinical trials for planning purposes, but actual commencement or completion may take longer than planned or not be completed at all due to a number of reasons, including:

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

The successful development of anti-cancer drugs and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and risky. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For example, our STELLAR Phase 3 clinical trials for Opaxio for the treatment of non-small cell lung cancer failed to meet their primary endpoints. In addition, in June 2013, the FDA notified us that a partial clinical hold had been placed on tosedostat and as a result new patients may not be entered into any of the ongoing tosedostat protocols until agreement is reached with the FDA.

Products that appear promising in research and development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical or clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	failure to receive the necessary U.S. and international regulatory approvals or a delay in receiving such approvals;

•	difficulties in formulating the product, scaling the manufacturing process or getting approval for manufacturing;

•	manufacturing costs, pricing, reimbursement issues or other factors may make the product uneconomical to commercialize;

•	any problem in the production of our products, such as the inability of a supplier to provide raw materials or supplies used to manufacture our products, equipment obsolescence, malfunctions or failures, product quality or contamination problems, or changes in regulatory requirements or standards that require modifications to our manufacturing process;

•	the product candidate may not be cost effective compared to alternative treatments; or

•	other companies or people have or may have proprietary rights to a product candidate, such as patent rights, and will not let the product candidate be sold on reasonable terms, or at all.

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

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other states and countries, including the EMA in the European Union. Pacritinib and all of our other compounds are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the European Union, we have not received marketing approval for these other compounds or FDA marketing approval of PIXUVRI (and we are not currently pursuing FDA marketing approval of PIXUVRI). Information about the status of the regulatory approval of pacritinib, PIXUVRI, Opaxio, tosedostat, and brostallicin can be found in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein. Our products may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address and the regulations applicable to any particular drug candidate. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

•	a drug candidate may not be shown to be safe or effective;

•	a clinical trial results in negative or inconclusive results or adverse medical events occur during a clinical trial;

•	they may not approve the manufacturing process of a drug candidate;

•	they may interpret data from pre-clinical and clinical trials in different ways than we do;

•	a drug candidate may fail to comply with regulatory requirements; or

•	they might change their approval policies or adopt new regulations.

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

Pacritinib, Opaxio, tosedostat and brostallicin are currently in clinical trials; the development and clinical trials of these products may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product. Even if our products are successful in clinical trials or in obtaining other regulatory approvals, our products (even those that have been granted conditional marketing authorization, such as PIXUVRI) may not reach the market for a number of reasons including:

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

We may never be able to generate significant product revenues from the sale of PIXUVRI.

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success in Europe of our only marketed product candidate, PIXUVRI. PIXUVRI is not approved for marketing in the United States. During the fourth quarter of 2012, we began making PIXUVRI available to healthcare providers in certain countries in the E.U. and initiated our commercial operations on a country-by-country basis. As of the date of this filing, PIXUVRI was available in Austria, Denmark, Finland, Germany, Netherlands, Norway, Sweden and the United Kingdom and had been granted market access in Italy and France (see Management’s Discussion and Analysis for a discussion of such reimbursement status). However, even with such availability and market access granted, successful commercialization of PIXUVRI depends heavily on our ability to obtain favorable reimbursement rates for users of PIXUVRI, as discussed below, as well as on several additional factors, including, without limitation, our ability to:

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

Maintaining the listing of our common stock on The NASDAQ Capital Market requires that we comply with certain listing requirements. We have in the past and may in the future fail to continue to meet one or more listing requirements. For example, in June 2012, we received a notification from The NASDAQ Stock Market LLC, or NASDAQ, indicating non-compliance with the requirement to maintain a minimum closing bid price of $1.00 per share and that we would be delisted if we did not timely regain compliance. We regained compliance through a reverse stock split in September 2012, but we could fail to meet the continued listing requirements as a result of a decrease in our stock price or otherwise.

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

As a result of the foregoing, we may be unable to obtain a quorum or shareholder approval of proposals, when needed, at annual or special meetings of shareholders. Even if we are able to obtain a quorum at our shareholder meetings, we may not obtain enough votes to approve matters to be resolved upon at those meetings. For example, a proposal to approve a reverse stock split failed to receive sufficient votes to pass at the March 2009 shareholders meeting. Any failure to obtain a quorum or the requisite vote on a proposal in question could harm us.

We could fail in financing efforts if we fail to receive shareholder approval when needed.

We are required under the NASDAQ Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by the NASDAQ Marketplace Rules or NASDAQ as well as under certain other circumstances. We have in the past and may in the future issue additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding in order to fund our operations. However, we might not be successful in obtaining the required shareholder approval for any future issuance that requires shareholder approval pursuant to the NASDAQ Marketplace Rules, particularly in light of the difficulties we have experienced in obtaining a quorum and holding shareholder meetings discussed above. If we are unable to obtain financing due to shareholder approval difficulties, such failure may harm our ability to continue operations.

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

Our European operations are subject to value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $5.7 million and $8.1 million as of September 30, 2013 and December 31, 2012, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1 “Legal Proceedings” and is incorporated by reference herein. If the final decision of the Supreme Court is unfavourable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $12.7 million converted using the currency exchange rate as of September 30, 2013) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

In March 2011, we initiated a randomized pivotal trial of PIXUVRI for the treatment of relapsed or refractory aggressive B-cell NHL. This clinical trial, referred to as PIX-R, or PIX306, will compare a combination of PIXUVRI plus rituximab to a combination of gemcitabine plus rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. We cannot predict the outcome of PIX306 or whether PIX306 will serve as either a post-marketing commitment trial or as a pivotal trial. We may not be able to demonstrate the clinical benefit of PIXUVRI in patients who had previously received rituximab or that PIXUVRI is more clinically effective than treatments currently used in clinical practice. We may not be able to complete the PIX306 clinical trial by June 2015 or at all. If we are unable to submit the clinical trial data from PIX306 by June 2015, it may result in the withdrawal of the conditional marketing authorization by the European Union. We may also need to take additional steps to obtain regulatory approval of PIXUVRI. The expense to design and conduct clinical trials are substantial and any additional clinical trials or actions we may need to pursue to obtain approval of PIXUVRI may negatively affect our business, financial condition, operating results or prospects. Failure to meet clinical trial deadlines may also result in the withdrawal of our conditional marketing authorization for PIXUVRI.

We may be delayed, limited or precluded from obtaining regulatory approval of Opaxio as a maintenance therapy for advanced-stage ovarian cancer and as a radiation sensitizer.

Through an investigator-sponsored study, we are currently evaluating Opaxio as a potential maintenance therapy for women with advanced-stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin and as a radiation sensitizer. This Phase 3 clinical trial, or the GOG-0212 trial, is under the control of the Gynecologic Oncology Group, or the GOG, and is expected to enroll 1,150 patients. On January 31, 2013, the Data Safety Monitoring Board recommended continuation of the GOG-0212 trial of Opaxio for maintenance therapy in ovarian cancer with no changes following the first planned interim survival analysis. Three prior pivotal clinical trials for Opaxio have not been successful and failure of the GOG-0212 trial could delay, limit or preclude regulatory approval of Opaxio.

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

If we fail to establish and maintain collaboration and service-provider relationships with third-parties, we may be unable to develop and commercialize our product candidates.

We currently have limited resources, and the continued development of a commercial organization to market PIXUVRI, as well as the further development and potential future commercialization of pacritinib and our other product candidates, will be expensive and time-consuming. We have entered into a third-party service provider agreement with Quintiles Commercial Europe Limited, or Quintiles, whereby CTILS has engaged Quintiles to provide a variety of services, which may include market access services, promotion and detailing services, strategic planning, project management, pricing and reimbursement support, pharmacovigilance, medical information and other regulatory and consulting services to CTILS and its affiliates related to the commercialization of PIXUVRI in Europe. Because we rely on third parties to manufacture, distribute, and market and sell PIXUVRI, we have limited control over the efforts of these third parties, and we may receive less revenue than if we commercialized PIXUVRI ourselves. We are also a party to other agreements with third parties for our product candidates, including an agreement with GOG to perform a Phase 3 trial of Opaxio in patients with ovarian cancer.

We believe that establishing and maintaining collaborations is necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates. We are pursuing potential partners for commercializing PIXUVRI in other markets outside of the United States and our current ten major European Union target markets (Austria, Denmark, Finland, France, Germany, Italy, Netherlands, Norway, Sweden and the United Kingdom). We are pursuing potential partners for the development and commercialization of pacritinib, seeking to do so within 2013. We may not be successful in entering into collaborations containing attractive terms for pacritinib or PIXUVRI or other product candidates on a timely basis or at all. The process of negotiating these arrangements may require significant management attention that would otherwise be available for ongoing development of our business and result in additional operating expenses, whether or not any such arrangement is ever consummated. If we fail to enter into additional collaborative arrangements or fail to maintain existing or future arrangements and service provider relationships, we may be unable to further develop and commercialize product candidates, generate revenues to grow, sustain our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

Collaborative arrangements with third parties can subject us to a number of risks that could harm our ability to develop and commercialize products.

Our collaborative arrangements with third parties subject us to a number of risks, including:

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

If any of our license agreements for intellectual property underlying our compounds are terminated, we may lose the right to develop or market that product.

We have acquired or licensed intellectual property from third parties, including patent applications relating to intellectual property for pacritinib, PIXUVRI, tosedostat, and brostallicin. We have also licensed the intellectual property for our drug delivery technology relating to Opaxio which uses polymers that are linked to drugs, known as polymer-drug conjugates. Some of our product development programs depend on our ability to maintain rights under these licenses. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights.

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

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the United States and various other countries seeking protection of inventions originating from our research and development and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the United States and foreign countries directed to pacritinib, PIXUVRI, Opaxio, tosedostat, brostallicin and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The Opaxio-directed patents will expire on various dates ranging from 2017 through 2018. The pacritinib-directed patents will expire from 2026 through 2029. The PIXUVRI-directed U.S. patents will expire in 2014. The tosedostat-directed U.S. patents will expire in 2017. The brostallicin-directed U.S. patents will expire on various dates ranging between 2017 through 2021. The PIXUVRI-directed patents currently in force in Europe will expire from 2015 through 2023. Although certain PIXUVRI-directed patents may be subject to possible patent-term extensions that could provide extensions through 2019 in the United States and through 2027 in some countries in Europe, there can be no guarantee of extensions of PIXUVRI-directed or other patents in other countries. The expiration of these patents may allow our competitors to copy the inventions that are currently protected and better compete with us.

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

Moreover, third parties may challenge the patents that have been issued or licensed to us. We do not believe that pacritinib, PIXUVRI or any of the other compounds we are currently developing infringe upon the rights of any third parties nor are they infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our drug candidates so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from any third parties. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. For example, as described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q, CONSOB has not yet notified us of a resolution with respect to its claim that our disclosure related to the contents of the opinion expressed by Stonefield Josephson, Inc., an independent public accounting firm, with respect to our 2008 financial statements was late. However, based on our assessment, we believe the likelihood is probable that CONSOB will impose a pecuniary administrative sanction for such asserted violation.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended October 25, 2013, our stock price has ranged from a low of $0.97 to a high of $2.04. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements by us or others of results of preclinical testing and clinical trials and regulatory actions;

•	announcements by us or others of serious adverse events that have occurred during administration of our products to patients;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with collaborative partners;

•	acquisitions or divestitures;

•	our ability to realize the anticipated benefits of pacritinib;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	a failure to achieve previously announced goals and objectives as or when projected;

•	halting or suspension of trading in our common stock on The NASDAQ Capital Market by NASDAQ or on the MTA by CONSOB, or the Borsa Italiana; and

•	general economic and market conditions.

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

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, dividends are payable only when and if declared by our board of directors or a duly authorized committee of our board of directors, and as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets. We have never paid a dividend on our common stock and have no current intention to pay dividends in the future. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to shareholders generally.

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

Pursuant to our rights plan, an acquisition of 20% or more of our common stock by a person or group, subject to certain exceptions, could result in the exercisability of the preferred stock purchase right accompanying each share of our common stock (except those held by a 20% shareholder, which become null and void), thereby entitling the holder to receive upon exercise, in lieu of a number of units of preferred stock, that number of shares of our common stock having a market value of two times the exercise price of the right. The existence of our rights plan could have the effect of delaying, deterring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our shareholders might believe to be in their best interest or that could give our shareholders the opportunity to realize a premium over the then-prevailing market prices for their shares. In addition, as a Washington corporation, we are subject to Washington’s anti-takeover statute which imposes restrictions on some transactions between a corporation and certain significant shareholders. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases in the Third Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	36	$1.06	—	—
August 1 – August 31, 2013	4,100	$1.10	—	—
September 1 – September 30, 2013	26,171	$1.34	—	—

Total	30,307	$1.31	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our 2007 Equity Incentive Plan, as amended and restated.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009).

3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009).

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation; Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009).

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010).

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010).

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010).

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010).

3.11	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010).

3.12	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010).

3.13	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.14	Articles of Amendment to Amended and Restated Articles of Incorporation, Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011).

3.15	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.16	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011).

3.17	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011).

3.18	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2011).

3.19	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2011).

3.20	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2011).

3.21	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2011).

3.22	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 14 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011).

3.23	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012).

3.24	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 16 Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2012).

3.25	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012).

3.26	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 31, 2012).

3.27	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012).

3.28	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 17 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2012).

3.29	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 26, 2013).

3.30	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 18 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2013).

3.31	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010).

4.1	Warrant Agreement, dated March 26, 2013, by and between Cell Therapeutics, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 28, 2013).

4.2	Form of Series 18 Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2013).

10.1*	Form of Stock Option Agreement for option grants under the Registrant’s 2007 Equity Incentive Plan, as amended (filed herewith).

10.2*	Form of Stock Award Agreement for grants of fully vested shares under the Registrant’s 2007 Equity Incentive Plan, as amended (filed herewith).

10.3*	Form of Restricted Stock Award Agreement for grants of restricted shares under the Registrant’s 2007 Equity Incentive Plan, as amended (filed herewith).

10.4	Amendment No. 3 to Wholesale Distribution Agreement, effective July 9, 2013, by and between CTI Life Sciences Limited and Max Pharma GmbH (filed herewith).

10.5	Form of Securities Purchase Agreement for Series 18 Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101. INS	XBRL Instance

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101. DEF	XBRL Taxonomy Extension Definition

101. LAB	XBRL Taxonomy Extension Labels

101. PRE	XBRL Taxonomy Extension Presentation

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated:	October 30, 2013	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated:	October 30, 2013	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration