Form 10-Q
period 2014-03-31
CELL THERAPEUTICS INC
filed 2014-04-29
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 23, 2014
Common Stock, no par value	149,830,127

CELL THERAPEUTICS, INC.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,601	$71,639
Accounts receivable	503	235
Inventory	5,023	5,074
Prepaid expenses and other current assets	3,798	3,567

Total current assets	59,925	80,515
Property and equipment, net	5,148	5,478
Other assets	8,213	7,730

Total assets	$73,286	$93,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,604	$5,051
Accrued expenses	9,543	9,469
Warrant liability	—	991
Current portion of deferred revenue	1,043	1,010
Current portion of long-term debt	2,527	3,155
Other current liabilities	393	393

Total current liabilities	18,110	20,069
Deferred revenue, less current portion	1,450	1,626
Long-term debt, less current portion	10,861	10,152
Other liabilities	6,179	5,657

Total liabilities	36,600	37,504
Commitments and contingencies
Common stock purchase warrants	13,461	13,461
Shareholders’ equity:
Common stock, no par value:
Authorized shares – 215,000,000
Issued and outstanding shares – 149,838,981 and 145,508,767 at March 31, 2014 and December 31, 2013, respectively	1,942,989	1,933,305
Accumulated other comprehensive loss	(8,450)	(8,429)
Accumulated deficit	(1,908,705)	(1,879,703)

Total CTI shareholders’ equity	25,834	45,173
Noncontrolling interest	(2,609)	(2,415)

Total shareholders’ equity	23,225	42,758

Total liabilities and shareholders’ equity	$73,286	$93,723

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Product sales, net	$1,268	$1,126
License and contract revenue	143	—

Total revenues	1,411	1,126

Operating costs and expenses:
Cost of product sold	145	55
Research and development	12,179	8,355
Selling, general and administrative	16,750	11,143
Settlement expense	—	95

Total operating costs and expenses	29,074	19,648

Loss from operations	(27,663)	(18,522)
Other income (expense):
Interest expense	(464)	(48)
Amortization of debt discount and issuance costs	(178)	(23)
Foreign exchange loss	(5)	(751)
Other expense	(886)	(272)

Total other expense	(1,533)	(1,094)

Net loss before noncontrolling interest	(29,196)	(19,616)
Noncontrolling interest	194	232

Net loss	$(29,002)	$(19,384)

Basic and diluted net loss per common share	$(0.20)	$(0.18)

Shares used in calculation of basic and diluted net loss per common share	142,138	106,697

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net loss before noncontrolling interest	$(29,196)	$(19,616)

Other comprehensive income (loss):
Foreign currency translation adjustments	(29)	339
Net unrealized gain on securities available-for-sale	8	34

Other comprehensive income (loss)	(21)	373

Comprehensive loss	(29,217)	(19,243)
Comprehensive loss attributable to noncontrolling interest	194	232

Comprehensive loss attributable to CTI	$(29,023)	$(19,011)

See accompanying notes.

CELL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net loss	$(29,196)	$(19,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	7,829	2,428
Depreciation and amortization	360	411
Noncash interest expense	178	23
Change in value of warrant liability	886	25
Other	499	251
Changes in operating assets and liabilities:
Accounts receivable	(267)	(791)
Inventory	50	(750)
Prepaid expenses and other current assets	(139)	3,905
Other assets	(504)	(388)
Accounts payable	(410)	(367)
Accrued expenses	67	(481)
Deferred revenue	(143)	—
Other liabilities	1	2

Total adjustments	8,407	4,268

Net cash used in operating activities	(20,789)	(15,348)

Investing activities
Purchases of property and equipment	(35)	(1,018)
Proceeds from sales of property and equipment	—	46

Net cash used in investing activities	(35)	(972)

Financing activities
Issuance of long-term debt, net	(73)	9,764
Other	(133)	(126)

Net cash provided by (used in) financing activities	(206)	9,638

Effect of exchange rate changes on cash and cash equivalents	(8)	560

Net decrease in cash and cash equivalents	(21,038)	(6,122)
Cash and cash equivalents at beginning of period	71,639	50,436

Cash and cash equivalents at end of period	$50,601	$44,314

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$439	$5

Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Issuance of common stock upon exercise of common stock purchase warrants	$1,877	$—

See accompanying notes.

CELL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Cell Therapeutics, Inc., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, is a biopharmaceutical company focused on the acquisition, development and commercialization of less toxic and more effective ways to treat cancer. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is a high unmet medical need. We are primarily focused on commercializing PIXUVRI® (pixantrone) in the European Union, or the E.U., for adult patients with multiply relapsed or refractory aggressive non-Hodgkin lymphoma, or NHL, and conducting a Phase 3 clinical program of pacritinib for the treatment of myelofibrosis that will support regulatory submission for approval in the United States, or the U.S., and Europe.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration, or FDA, in the U.S., by the European Medicines Agency, or EMA, in the E.U. and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take many years and may involve expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information of CTI as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 4, 2014, or the 2013 Form 10-K.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

As of March 31, 2014, we also had a 61% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Accounts Receivable

Our accounts receivable balance includes trade receivables related to PIXUVRI sales. We estimate an allowance for doubtful accounts based upon the age of outstanding receivables and our historical experience of collections, which includes adjustments for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to our assumptions as necessary. When it is deemed probable that a customer account is uncollectible, the account balance is written off against the existing allowance. We also consider the customers’ country of origin to determine if an allowance is required based on the uncertainty associated with the recent European financial crisis. As of March 31, 2014 and December 31, 2013, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. We did not record an allowance for doubtful accounts as of March 31, 2014 and December 31, 2013.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $5.8 million and $5.7 million as of March 31, 2014 and December 31, 2013, of which $5.6 million and $5.6 million is included in other assets and $0.2 million and $0.1 million is included in prepaid expenses and other current assets as of March 31, 2014 and December 31, 2013, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of March 31, 2014, the VAT receivable related to operations in Italy is approximately $5.6 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

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

Government-mandated discounts and rebates

Our products are subject to certain programs with government entities in the E.U. whereby pricing on products is discounted below distributor list price to participating health care providers. These discounts are provided to participating health care providers either at the time of sale or through a claim by the participating health care providers for a rebate. Due to estimates and assumptions inherent in determining the amount of government-mandated discounts and rebates, the actual amount of future claims may be different from our estimates, at which time we would adjust our reserves accordingly.

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

Cost of Product Sold

Cost of product sold includes third party manufacturing costs, shipping costs, contractual royalties, and other costs of PIXUVRI product sold. Cost of product sold also includes any necessary allowances for excess inventory that may expire and become unsalable. We did not record an allowance for excess inventory as of March 31, 2014 and 2013.

Net Loss Per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. As of March 31, 2014 and 2013, options, warrants and unvested share rights aggregating 16.6 million and 11.5 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Recently Adopted Accounting Standards

In March 2013, the Financial Accounting Standards Board, or FASB, issued guidance to clarify when to release cumulative foreign currency translation adjustments when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to derecognition events occurring after the effective date, with early adoption permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax carryforward exists. FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset except in certain circumstances the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Inventory

The components of PIXUVRI inventory consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$565	$601
Work-in-process	4,458	4,473

Total inventory	$5,023	$5,074

3.	Long-term Debt

In March 2014, we entered into a First Amendment, or the Amendment, to Loan and Security Agreement (and as amended by the Amendment, the Loan Agreement) with Hercules Capital Funding Trust 2012-1, or Hercules, which was assigned from the original lender, Hercules Technology Growth Capital, Inc. The Amendment modified certain terms applicable to the presently outstanding loan balance of $15.0 million, or the Original Loan, as described below and provides us with the option to borrow an additional $5.0 million, or the 2014 Term Loan Availability, through October 31, 2014, subject to certain conditions. We paid a facility charge of $72,500 in connection with the Amendment.

Pursuant to the Amendment, the interest-only period of the Original Loan has been extended by six months such that the 24 equal monthly installments of principal and interest (mortgage style) will now commence on November 1, 2014 (rather than May 1, 2014). In addition, the interest rate on the Original Loan (which is currently 12.25% plus the amount by which the prime rate exceeds 3.25%) will, upon Hercules’ receipt of evidence of the achievement of positive Phase III data in connection with our PERSIST-1 clinical trial, be reduced to 11.25% plus the amount by which the prime rate exceeds 3.25%. The modified terms were not considered substantially different pursuant to ASC 470-50, Modification and Extinguishment.

If we elect to borrow the funds under the 2014 Term Loan Availability, interest on such portion would float at a rate per annum equal to 10.00% plus the amount by which the prime rate exceeds 3.25%. Any borrowings under the 2014 Term Loan Availability would be repayable in 24 equal monthly installments of principal and interest (mortgage style) commencing on November 1, 2014. As of the time of this filing, we have not borrowed the funds underlying the 2014 Term Loan Availability.

Subject to certain exceptions, all loan obligations under the Loan Agreement are secured by a first priority security interest on substantially all of our personal property (excluding our intellectual property).

As of December 31, 2013, the fair value of the warrant issued in connection with the consummation of the Loan Agreement in March 2013 was $1.0 million and was classified as a liability since it did not meet the considerations necessary for equity classification. The warrant was categorized as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value were considered observable market data. In January 2014, all of the warrant was exercised into 0.5 million shares of common stock via cashless exercise.

4.	Legal Proceedings

On December 10, 2009, the Commissione Nazionale per le Società e la Borsa (which is the public authority responsible for regulating the Italian securities markets), or CONSOB, sent us a notice claiming, among other things, violation of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations could require us to pay a pecuniary administrative sanction amounting to between $7,000 and $684,000 upon conversion from euros as of March 31, 2014. Until CONSOB’s right is barred, CONSOB may, at any time, confirm the occurrence of the asserted violation and apply a pecuniary administrative sanction within the foregoing range. To date, we have not received any such notification.

The Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case. We received favorable rulings in 2012, which remain subject to further appeal, and our then remaining deposit for the VAT Assessments was refunded to us in January 2013. Due to the change of the position for the VAT Assessments, we reversed the entire reserve for VAT assessed as of December 31, 2012.

In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT assessment, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. We believe that such decision has not carefully taken into account our arguments and the documentation we filed, and we therefore plan to appeal such decision in front of the Supreme Court both on procedural grounds and on the merits of the case. In January 2014, we were notified that the ITA has requested partial payment of the 2003 VAT assessment in the amount of €430,118. We paid such amount in March 2014.

If the final decisions of the Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $12.9 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of March 31, 2014.

5.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three months ended March 31, 2014 and 2013, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$782	$403
Selling, general and administrative	7,047	2,025

Total share-based compensation expense	$7,829	$2,428

For the three months ended March 31, 2014 and 2013, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2014	2013
Performance rights	$503	$340
Restricted stock	5,969	1,995
Options	1,357	93

Total share-based compensation expense	$7,829	$2,428

6.	Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	Net Unrealized Gain (Loss) on Securities Available-for- sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
December 31, 2013	$(422)	$(8,007)	$(8,429)
Current period other comprehensive income (loss)	8	(29)	(21)

March 31, 2014	$(414)	$(8,036)	$(8,450)

7.	Leases

Our deferred rent balance was $4.7 million as of March 31, 2014, of which $0.4 million was included in other current liabilities and $4.3 million was included in other liabilities. As of December 31, 2013, our deferred rent balance was $4.8 million, of which $0.4 million was included in other current liabilities and $4.4 million was included in other liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning sufficiency of cash resources and related projections, product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, particularly in “Factors Affecting Our Operating Results and Financial Condition,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of less toxic and more effective ways to treat cancer. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. We are primarily focused on commercializing PIXUVRI® (pixantrone), or PIXUVRI, in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL, and conducting a Phase 3 clinical trial program of pacritinib for the treatment of myelofibrosis that will support regulatory submission for approval in the United States, or the U.S., and Europe.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione derivative that is structurally related to anthracyclines and anthracenediones, but does not appear to be associated with the same level of cardiotoxic effects. In May 2012, the European Commission granted conditional marketing authorization in the E.U. of PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. In connection with the conditional marketing authorization, we are conducting the required post-approval commitment trial, which compares pixantrone and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL.

As of the date of this filing, PIXUVRI was available in Austria, Denmark, Finland, Germany, Italy, France, Netherlands, Norway, Sweden and the United Kingdom, or the U.K. We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities to commercialize PIXUVRI in the E.U. PIXUVRI is not approved in the U.S. We are pursuing potential partners for commercializing PIXUVRI in other markets, excluding countries in the E.U. where CTI has a commercial presence and the U.S.

Decisions by governmental authorities and healthcare providers will impact the price and market acceptance of PIXUVRI, as pricing and availability of prescription pharmaceuticals are subject to governmental control in almost all European markets. Accordingly, any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by the governmental authorities and healthcare providers in each country where PIXUVRI is available for sale and other factors. In February 2014, PIXUVRI received final guidance for funding and reimbursement from the National Institute for Health and Care Excellence in England/Wales. Previously, in December 2013, we reached agreement for funding and reimbursement with the National Association of Statutory Health Insurance Funds in Germany, and in the third quarter of 2013, PIXUVRI was granted market access in Italy and France.

In January 2014, we reached an agreement with Novartis International Pharmaceutical Ltd., or Novartis, to reacquire rights to PIXUVRI and paclitaxel poliglumex (Opaxio™), or Opaxio. In exchange for Novartis’ agreement to return such rights to us, which we had previously granted to Novartis in September 2006, we are obligated to make payments to Novartis based on net sales of Opaxio and PIXUVRI. For additional information on this agreement, please see the discussion in Part I, Item 2, “License Agreements and Additional Milestone Activities – Novartis.”

Pacritinib

Our lead development candidate, pacritinib, is an oral inhibitor of both Janus Kinase 2, or JAK2, and FMS-like tyrosine kinase (FLT3), which demonstrated meaningful clinical benefit and good tolerability in myelofibrosis patients in Phase 2 clinical trials. Myelofibrosis is a blood-related cancer caused by the accumulation of malignant bone marrow cells that triggers an inflammatory response, scarring the bone marrow and limiting its ability to produce red blood cells prompting the spleen and liver to take over this function. Symptoms that arise from this disease include enlargement of the spleen, anemia, extreme fatigue, itching and pain. We believe pacritinib may offer an advantage over other JAK inhibitors through effective relief of symptoms with less treatment-emergent thrombocytopenia and anemia.

In collaboration with Baxter International, Inc., or Baxter, pursuant to our worldwide license agreement to develop and commercialize pacritinib, or the Baxter Agreement, we are pursuing a broad approach to advancing pacritinib for patients with myelofibrosis by conducting two Phase 3 clinical trials: one in a broad set of patients without limitations on blood platelet counts, the PERSIST-1 trial, which was initiated in January 2013; and the other in patients with low platelet counts, the PERSIST-2 trial, which opened for enrollment in March 2014. In October 2013, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment for PERSIST-2. The trial, together with PERSIST-1, is intended to support registration in the U.S. and the E.U. For additional information on this agreement, please see the discussion in Part I, Item 2, “License Agreements and Additional Milestone Activities – Baxter.”

Tosedostat

Tosedostat is an oral aminopeptidase inhibitor that has demonstrated significant responses in patients with acute myeloid leukemia, or AML. It is currently being evaluated in several Phase 2 trials, which are being conducted as cooperative group sponsored and investigator-sponsored trials, or ISTs. These trials are evaluating tosedostat in combination with hypomethylating agents in AML and myelodysplastic syndrome, which are cancers of the blood and bone marrow. We anticipate that data from these signal-finding trials may be used to determine the appropriate design for a Phase 3 trial.

Opaxio

Opaxio is our novel biologically-enhanced chemotherapeutic agent that links paclitaxel to a biodegradable polyglutamate polymer, resulting in a new chemical entity. Taxanes, including paclitaxel (Taxol®) and docetaxel (Taxotere®), are widely used for the treatment of various solid tumors. Development of Opaxio is currently being conducted through cooperative group trials and ISTs focusing on ovarian cancer, glioblastoma multiforme and head and neck cancers. Opaxio is being evaluated in a Phase 3 trial, GOG-0212, as a potential maintenance therapy for women with advanced stage ovarian cancer who achieve a complete remission following first-line therapy with paclitaxel and carboplatin. This trial is being conducted and managed by the Gynecologic Oncology Group, or the GOG, which is one of the National Cancer Institute’s funded cooperative cancer research groups focused on the study of gynecologic malignancies. For purposes of registration, the primary endpoint of this trial is overall survival of patients treated with Opaxio compared to no maintenance therapy. The statistical analysis plan calls for up to four interim analyses and one final analysis, each with boundaries for early closure for superior efficacy or for futility. The first interim analysis was conducted in January 2013, which passed the futility boundary and continued with no changes. In January 2014, we were informed by the GOG that enrollment in the trial had been completed with 1,150 patients enrolled.

Financial summary

Our product sales are currently generated solely from the sales of PIXUVRI in Europe. We recorded $1.3 million in total net product sales for the three months ended March 31, 2014. Our product sales may vary significantly from period to period as the commercialization and reimbursement negotiations for PIXUVRI progress. Our loss from operations for the three months ended March 31, 2014 was $27.7 million, compared to $18.5 million for the same period in 2013. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of March 31, 2014, we had cash and cash equivalents of $50.6 million and outstanding debt under our senior secured term loan agreement of $15.0 million (with an option to borrow an additional $5.0 million through October 31, 2014, subject to certain conditions). Please refer to Note 3, Long-term Debt, under Part I, Item 1 in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information relating to our senior secured term loan agreement, including the amendment thereto that we entered into in March 2014.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 and 2013

Product sales, net. Net product sales from PIXUVRI for the three months ended March 31, 2014 and 2013 were $1.3 million and $1.1 million, respectively. We sell PIXUVRI directly to health care providers and through a limited number of wholesale distributors in the E.U. Of our product sales during the three months ended March 31, 2014, 94 percent were made to a single customer. All sales of PIXUVRI during the periods presented were made in Europe. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.

As of March 31, 2014, the balance from activity in returns, discounts and rebates is reflected in accounts receivable and accrued expenses. Balances and activity for the components of our gross to net sales adjustments for the three months ended March 31, 2014 are as follows (in thousands):

	Product returns	Rebates and other	Total
Balance at December 31, 2013	39	177	216
Provision for current period sales	3	—	3
Adjustments for prior period sales	—	—	—
Payments/credits for current period sales	—	—	—
Payments/credits for prior period sales	—	(69)	(69)

Balance at March 31, 2014	$42	$108	$150

Please refer to Note 1, Description of Business and Summary of Significant Accounting Policies, under Part I, Item 1 in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information.

License and contract revenue. In connection with the consummation of the Baxter Agreement in 2013, we allocated $2.7 million of the upfront payment we received under the Baxter Agreement and recorded such $2.7 million amount as deferred revenue upon such consummation. We recognize license and contract revenue based on a proportional performance method, by which revenue is recognized in proportion to the development costs incurred. The development services under the Baxter Agreement are expected to be performed through approximately 2018, with the majority of development services expected to be completed by approximately the end of 2015. Of the initial $2.7 million deferred revenue balance recorded upon consummation of the Baxter Agreement, approximately $0.1 million was recognized as revenue during the three months ended March 31, 2014 and included in license and contract revenue. We had no such revenue during the three months ended March 31, 2013. The following table illustrates such balance of deferred revenue under the Baxter Agreement as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Current portion of deferred revenue	$1,043	$1,010
Deferred revenue, less current portion	1,450	1,626

Total deferred revenue	$2,493	$2,636

Cost of product sold. Cost of product sold for the three months ended March 31, 2014 and 2013 was $145,000 and $55,000 for the sales of PIXUVRI, respectively. We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional approval by The Committee for Medicinal Products for Human Use, or the CHMP, which is a committee of the EMA. The manufacturing costs of PIXUVRI product prior to receipt of the CHMP’s positive opinion was expensed as research and development as incurred. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs in our inventory system prior to capitalization, and therefore the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product revenue will increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold. At this time, we cannot reasonably estimate the timing or rate of consumption of reduced-cost PIXUVRI product manufactured and expensed prior to capitalization.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Compounds under development:
PIXUVRI	$1,201	$1,286
Pacritinib	5,964	1,989
Opaxio	107	548
Tosedostat	160	334
Brostallicin	1	2
Operating expenses	4,647	4,153
Research and preclinical development	99	43

Total research and development expenses	$12,179	$8,355

Costs for our compounds include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of New Drug Applications or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with other compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of March 31, 2014 were $87.4 million for PIXUVRI (excluding costs prior to our merger with Novuspharma S.p.A in January 2004), $18.7 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd, or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with such acquisition), $227.1 million for Opaxio, $10.9 million for tosedostat (excluding costs for tosedostat prior to the effectiveness of the Chroma License Agreement (see “License Agreements and Additional Milestone Activities – Chroma Therapeutics, Ltd.” below)) and $9.6 million for brostallicin (excluding costs for brostallicin prior to our acquisition of Systems Medicine, LLC in July 2007).

Research and development expenses increased to $12.2 million for the three months ended March 31, 2014 compared to $8.4 million for the three months ended March 31, 2013. PIXUVRI costs decreased primarily due to a reduction in clinical development costs associated with the PIX306 trial, our on-going confirmatory trial for PIXUVRI in the E.U. This decrease was partially offset by an increase in medical affairs activities in the E.U. Costs for pacritinib increased primarily due to clinical development start-up costs associated with the PERSIST-2 trial, in addition to site initiation, patient enrollment and other clinical development costs associated with the PERSIST-1 trial. Costs associated with pacritinib manufacturing and medical affairs activities also increased between periods. Costs for our Opaxio program decreased primarily due to completion of the required patient enrollment in the GOG-0212 trial during the period ended March 31, 2014, in addition to a reduction in manufacturing costs. Development costs for tosedostat decreased primarily due to a reduction in clinical development activity associated with the Chroma License Agreement. Operating expenses included in research and development expenses increased primarily due to an increase in non-cash share-based compensation and discretionary bonus expense. These increases were partially offset by a decrease in employee termination costs.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time and resources to develop our current and any future product candidates. Our drug candidates pacritinib, tosedostat and Opaxio are currently in clinical development, and our product PIXUVRI, which is currently being commercialized in parts of Europe, is undergoing a post-approval commitment study. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib, tosedostat and Opaxio, and to complete the post-approval commitment study of PIXUVRI, because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib, Opaxio or tosedostat to generate material net cash inflows. In order to generate revenue from these products, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

We are also unable to control the amount and timing of resources any of our collaborators devote to product candidates, where applicable, which may result in delays in the development or marketing of products. Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which begin on page 28 of this Quarterly Report on Form 10-Q and, in particular, in the following risk factors: “If our collaboration with Baxter with respect to pacritinib or any other collaboration for our products or product candidates is not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize the applicable product(s), which could have a material adverse effect on our business.”, “Product candidates that appear promising in research and development may fail to reach later stages of development for a number of reasons, including, among others, that clinical trials may take longer to complete than expected or may not be completed at all.”; “We or our collaboration partners may not obtain or maintain the regulatory approvals required to commercialize some or all of our products.”; “Even if our drug candidates are successful in clinical trials and receive regulatory approvals, we or our collaboration partners may not be able to successfully commercialize them.”; and “Even if our products receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review by the FDA, the EMA and other foreign regulatory agencies, as applicable, and may be subject to additional post-marketing obligations, all of which may result in significant expense and limit commercialization of our products, including PIXUVRI.”

Selling, general and administrative expenses. Selling, general and administrative expenses were $16.8 million for the three months ended March 31, 2014 as compared to $11.1 million for the three months ended March 31, 2013. This increase was primarily due to a $5.0 million increase in non-cash share-based compensation, a $0.6 million increase related to our provision for value added tax, or VAT, assessments associated with our Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe) branch, and a $0.5 million increase in compensation and benefits mainly related to an increase in the average number of personnel between comparable periods. These increases were partially offset by a $0.6 million decrease in advertising and promotional expenses associated with the commercial launch of PIXUVRI in the E.U.

Settlement expense. For the three months ended March 31, 2013, we recorded $0.1 million in settlement expense related to an agreement entered into with one of our former executive officers for severance payments and related benefits upon such officer’s separation from us in the prior year and attorneys’ fees in connection with a shareholder lawsuit. There was no settlement expense for the corresponding period in 2014.

Interest expense. Interest expense increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to interest incurred on our senior secured term loan issued in March 2013 and December 2013.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended March 31, 2014 and 2013 is related to the amortization of debt discount and issuance costs incurred on our senior secured term loan originally issued in 2013.

Foreign exchange loss. The foreign exchange losses for the three months ended March 31, 2014 and 2013 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

Other expense. The expense amount for the three months ended March 31, 2014 is primarily related to the change in fair value of the warrant issued to Hercules Technology Growth Capital, Inc. The expense amount for the three months ended March 31, 2013 is primarily related to loss on disposal of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and cash equivalents. As of March 31, 2014, we had $50.6 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities increased to $20.8 million during the three months ended March 31, 2014 as compared to $15.3 million for the same period in 2013. The change is primarily due to an increase in research and development activities related to pacritinib in the first quarter of 2014, an increase in interest paid on our long term debt and a refund of a VAT deposit received during the first quarter of 2013.

Net cash used in investing activities. Net cash used in investing activities decreased to $35,000 for the three months ended March 31, 2014 compared to $972,000 for the same period in 2013 due to a decrease in purchases of property and equipment.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2014. Net cash provided by financing activities of $9.6 million for the three months ended March 31, 2013 was primarily due to the issuance of long-term debt during the period.

In March 2013, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Hercules Technology Growth Capital, Inc. for a senior secured term loan of up to $15.0 million. The first $10.0 million was funded in March 2013, and we exercised our option to borrow an additional $5.0 million in December

2013. In March 2014, we entered into a First Amendment, or the Amendment, to Loan and Security Agreement (and as amended by the Amendment, the Loan Agreement) with Hercules Capital Funding Trust 2012-1, which was assigned from the original lender, Hercules Technology Growth Capital, Inc. The Amendment modifies certain terms of the original loan including the grant of an option to borrow an additional $5.0 million, or the 2014 Term Loan Availability, through October 31, 2014, subject to certain conditions. As of the time of this filing, we have not borrowed the funds underlying the 2014 Term Loan Availability. As used in this Quarterly Report on Form 10-Q, “senior secured term loan agreement” and “senior secured term loan” refer to the Loan Agreement and the term loan provided thereunder, respectively. For additional information on the Loan Agreement, please refer to Note 3, Long-term Debt, under Part I, Item 1 in this Quarterly Report on Form 10-Q.

Capital Resources and Requirements

As of March 31, 2014, our available cash and cash equivalents were $50.6 million, and we had $15.0 million in debt outstanding under our senior secured term loan agreement (with an option to borrow an additional $5.0 million through October 31, 2014, subject to certain conditions). At our currently planned spending rate, we believe that our present financial resources, together with potential pacritinib milestone payments projected to be earned and received over the course of 2014 and 2015 under our collaboration with Baxter, and expected European sales from PIXUVRI, will be sufficient to fund our operations into the third quarter of 2015. However, our future capital requirements will depend on many factors, including:

•	changes in manufacturing;

•	results of, and other developments with respect to, our clinical trials (including changes in clinical trial expenses);

•	acquisitions of compounds or other assets;

•	any expansion of our sales and marketing organization in Europe;

•	activities with respect to regulatory approvals;

•	failure to receive projected milestone payments in connection with our compounds;

•	failure to achieve projected sales of PIXUVRI; and

•	other unplanned business developments.

These and other factors may consume resources earlier than planned, and as a result, our forecast for the period for which we will have sufficient resources to fund our business may fail.

We expect that we will need to raise additional funds to develop our business. We may seek to raise such capital through equity or debt financings, partnerships, collaborations, joint ventures, disposition of assets or other sources. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses and/or refrain from making our contractually required payments when due, which could harm our business, financial condition, operating results and prospects.

The following table includes information relating to our contractual obligations as of March 31, 2014 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases:
Facilities	$19,524	$2,516	$4,671	$4,656	$7,681
Long-term debt	15,000	2,831	12,169	—	—
Interest on long-term debt(1)	3,111	1,807	1,304	—	—
Purchase commitments(2)	2,292	2,239	53	—	—
Other obligations(3)	1,335	53	1,282	—	—

	$41,262	$9,446	$19,479	$4,656	$7,681

(1)	The interest rate on our long-term debt currently floats at a rate per annum equal to 12.25% plus the amount by which the prime rate exceeds 3.25%. The amounts presented for interest payments in future periods assume a prime rate of 3.25%.
(2)	Purchase commitments include obligations related to manufacturing supply, insurance and other purchase commitments.
(3)	Other obligations do not include $4.7 million deferred rent associated with our operating lease for office space.

Some of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. For additional information, please see discussion below in “License Agreements and Additional Milestone Activities.”

LICENSE AGREEMENTS AND ADDITIONAL MILESTONE ACTIVITIES

Baxter

In November 2013, we entered into the Baxter Agreement for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas. Under the Baxter Agreement, we granted Baxter an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable license (which is sub-licensable under certain circumstances) to our know-how and patents relating to pacritinib. Licensed products under the Baxter Agreement consist of products in which pacritinib is an ingredient.

Baxter granted to us a non-exclusive license in order for us to perform our rights and obligations under the Baxter Agreement, including our co-promotion rights in the U.S. and manufacturing obligations.

Baxter paid us an upfront payment of $60 million, which included a $30 million investment in our equity. We are also eligible to receive potential payments of up to $302 million upon the successful achievement of certain development and commercialization milestones, comprised of $112 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190 million. Of such milestones, $67 million relates to clinical progress milestones. We and Baxter will jointly commercialize and share profits and losses on sales of pacritinib in the U.S.

We were responsible for all development costs incurred prior to January 1, 2014, and will be responsible for approximately $96 million in U.S. and E.U. development costs incurred on or after January 1, 2014. Of such $96 million in development costs, we anticipate that up to $67 million will be offset through the potential receipt from Baxter through 2015 of the aforementioned clinical progress milestones. All development costs exceeding the $96 million threshold will generally be shared as follows: (i) costs generally applicable worldwide will be shared 75 percent to Baxter and 25 percent to us, (ii) costs applicable to territories exclusive to Baxter will be 100 percent borne by Baxter and (iii) costs applicable exclusively to co-promotion in the U.S. will be shared equally between the parties, subject to certain exceptions.

Outside the U.S., we are eligible to receive tiered high single-digit to mid-teen percentage royalty payments based on net sales for myelofibrosis, and higher double digit royalties for other indications, subject to reduction by up to 50 percent if (i) Baxter is required to obtain additional third party licenses, on which it is obligated to pay royalties, to fulfill its obligations under the Baxter Agreement and (ii) in any jurisdiction where there is no longer either regulatory exclusivity or patent protection.

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

University of Vermont

We entered into an agreement with the University of Vermont, or UVM, in March 1995, as amended, or the UVM Agreement, which grants us an exclusive license, with the right to sublicense, for the rights to PIXUVRI. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use PIXUVRI, and we are obligated to make royalty payments to UVM ranging from low single-digits to mid single-digits as a percentage of net sales. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after first commercialization of PIXUVRI, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of PIXUVRI in those countries where no such patents exist. We may terminate the UVM Agreement, on a country-by-country basis or on a patent-by-patent basis, at any time upon advance written notice. UVM may terminate the UVM Agreement upon advance written notice in the event royalty payments are not made. In addition, either party may terminate the UVM Agreement in the event of an uncured material breach of the UVM Agreement by the other party or in the event of bankruptcy of the other party.

S*BIO

We acquired the compounds SB1518 (which is referred to as “pacritinib”) and SB1578, which inhibit JAK2, from S*BIO in May 2012. Under our agreement with S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. At our election, we may pay up to 50 percent of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock. In addition, S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low single-digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

Chroma Therapeutics, Ltd.

We entered into an agreement, or the Chroma License Agreement, with Chroma Therapeutics, Ltd., or Chroma, in March 2011 under which we have an exclusive license to certain technology and intellectual property controlled by Chroma to develop and commercialize the drug candidate, tosedostat, in North, Central and South America, or collectively, the Licensed Territory. Pursuant to the terms of the Chroma License Agreement, we are required to make a milestone payment to Chroma of $5.0 million upon the initiation of the first pivotal trial. The Chroma License Agreement also includes additional development- and sales-based milestone payments related to AML and certain other indications, up to a maximum amount of $209.0 million payable by us to Chroma if all development and sales milestones are achieved.

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

Under the Chroma License Agreement, we are required to oversee and are responsible for performing the development operations and commercialization activities in the Licensed Territory, and Chroma will oversee and is responsible for performing the development operations and commercialization activities worldwide except for the Licensed Territory. We will be responsible for 75 percent of all development costs, while Chroma will be responsible for 25 percent of all development costs, subject to certain exceptions. Chroma is responsible for the manufacturing of tosedostat for development purposes in accordance with the terms of our supply agreement with Chroma. We have the option of obtaining a commercial supply of tosedostat from Chroma or from another manufacturer at our sole discretion in the Licensed Territory. The Chroma License Agreement may be terminated by us at our convenience upon 120 days’ written notice to Chroma. The Chroma License Agreement may also be terminated by either party following a material breach by the other party subject to notice and cure periods. As discussed in Part II, Item 1, “Legal Proceedings,” the parties have certain disputes arising under the Chroma License Agreement, although no court proceedings have commenced as of the time of this filing.

Gynecologic Oncology Group

We entered into an agreement with the GOG in March 2004, as amended, related to the GOG-0212 trial of Opaxio in patients with ovarian cancer, which the GOG is conducting. We recorded a $0.9 million obligation due to the GOG based on the 1,100 patient enrollment milestone achieved in the third quarter of 2013, of which $0.4 million remained in accounts payable as of March 31, 2014 (and was subsequently paid in April 2014). In the first quarter of 2014, we also recorded a $0.3 million obligation to the GOG as required under the agreement based on the additional 50 patients enrolled, with such amount being included in accounts payable as of March 31, 2014 (and subsequently paid in April 2014).We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of March 31, 2014.

PG-TXL

In November 1998, we entered into an agreement, or the PG-TXL Agreement, with PG-TXL Company, L.P., or PG-TXL, as amended, which grants us an exclusive worldwide license for the rights to Opaxio and to all potential uses of PG-TXL’s polymer technology. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones of up to $14.4 million. The timing of the remaining milestone payments under the PG-TXL Agreement is based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we are required to make royalty payments to PG-TXL based on net sales. Our royalty payments range from low to mid single-digits as a percentage of net sales. Unless otherwise terminated, the term of the PG-TXL Agreement continues until no royalties are payable to PG-TXL. We may terminate the PG-TXL Agreement upon advance written notice to PG-TXL in the event issues regarding the safety of the products licensed pursuant to the PG-TXL Agreement arise during development or clinical data obtained reveal a materially adverse tolerability profile for the licensed product in humans, or for any reason upon advance written notice. In addition, either party may terminate the PG-TXL Agreement upon advance written notice in the event certain license fee payments are not made; in the event of an uncured material breach of the respective material obligations and conditions of the PG-TXL Agreement; or in the event of liquidation or bankruptcy of a party.

Novartis

In January 2014, we entered into a termination agreement, or the Termination Agreement, with Novartis to reacquire the rights to PIXUVRI and Opaxio, or collectively, the Compounds, previously granted to Novartis under our License and Co-Development Agreement with Novartis entered into in September 2006, as amended, or the Original Agreement. Pursuant to the Termination Agreement, the Original Agreement was terminated in its entirety, except for certain customary provisions, including those pertaining to confidentiality and indemnification, which survive termination.

Under the Termination Agreement, we agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of the Compounds unless the recipient thereof agrees to be bound by the terms of the Termination Agreement. We also agreed to provide potential payments to Novartis, including a percentage ranging from the low double-digits to the mid-teens, of any consideration received by us or our affiliates in connection with any transfer, license, sublicense or other grant of rights with respect to intellectual property of PIXUVRI or Opaxio, respectively; provided that such payments will not exceed certain prescribed ceilings in the low single-digit millions. Novartis is entitled to receive potential payments of up to $16.6 million upon the successful achievement of certain sales milestones of the Compounds. We are also obligated to pay to Novartis tiered low single-digit percentage royalty payments for the first several hundred million in annual net sales, and ten percent royalty payments thereafter based on annual net sales of each Compound, subject to reduction in the event generic drugs are introduced and sold by a third party, causing the sale of PIXUVRI or Opaxio to fall by a percentage in the high double-digits. To the extent we are required to pay royalties on net sales of Opaxio pursuant to the PG-TXL Agreement, we may credit a percentage of the amount of such royalties paid to those payable to Novartis, subject to certain exceptions. Notwithstanding the foregoing, royalty payments for both PIXUVRI and Opaxio are subject to certain minimum floor percentages in the low single-digits.

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

Cephalon

In June 2005, we entered into an acquisition agreement with Cephalon, Inc., or Cephalon. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. Under this agreement, we have the right to receive up to $100 million in payments upon achievement by Teva of specified sales and development milestones related to TRISENOX. In November 2013, we received a $5.0 million payment related to achievement of a sales milestone.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles generally accepted in the U.S. in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary materially from what we anticipate and different assumptions or estimates about the future could change our reported results. There have been no material changes to our critical accounting estimates discussed in our 2013 Form 10-K. For a discussion of our critical accounting estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. Changes in the value of the U.S. dollar as compared to the euro might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our euro denominated assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the euro. As of March 31, 2014, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $2.4 million as of this date.

Interest Rate Risk

As of March 31, 2014, we had an outstanding balance under our senior secured term loan of $15.0 million, and we have the option to borrow an additional $5.0 million through October 31, 2014, subject to certain conditions. The senior secured term loan bears interest at variable rates. Based on the outstanding amount under such loan at March 31, 2014 of $15.0 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of $0.1 million. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, please refer to Note 3, Long-term Debt under Part I, Item 1 in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On December 10, 2009, the Commissione Nazionale per le Società e la Borsa (which is the public authority responsible for regulating the Italian securities markets), or CONSOB, sent us a notice claiming, among other things, violation of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanction established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violation could require us to pay a pecuniary administrative sanction amounting to between $7,000 and $684,000 upon conversion from euros as of March 31, 2014. Until CONSOB’s right is barred, CONSOB may, at any time, confirm the occurrence of the asserted violation and apply a pecuniary administrative sanction within the foregoing range. To date, we have not received any such notification.

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $12.9 million converted using the currency exchange rate as of March 31, 2014, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

2003 VAT. In September 2011, the Provincial Tax Court issued decision no. 229/3/2011, which (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us and (iii) found the ITA liable to pay us €10,000, as partial refund of the legal expenses we incurred for our appeal. In October 2012, the ITA appealed this decision. In June 2013, the Regional Tax Court issued decision no. 119/50/13, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. We plan to appeal such decision to the Supreme Court both on procedural grounds and on the merits of the case. In March 2014, we paid a deposit in respect of the 2003 VAT matter of €0.4 million, or approximately $0.6 million upon conversion from euros as of the date of payment following the ITA’s request for such payment.

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

In July 2012, Chroma sent us a letter claiming that we breached the Chroma License Agreement by allegedly making decisions as to the development of tosedostat without requisite approval, failing to hold certain meetings and not using diligent efforts to develop tosedostat. We dispute the allegations on numerous grounds; in particular, we believe Chroma failed to comply with certain of its antecedent obligations and failed to demonstrate an ability to manufacture tosedostat to requisite standards. A party may terminate the Chroma License Agreement for a material breach only after arbitration. Court proceedings have not been initiated as of the time of this filing.

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

We have substantial operating expenses associated with the development of our product candidates and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $50.6 million as of March 31, 2014. At our currently planned spending rate, we believe that our present financial resources, together with potential pacritinib milestone payments projected to be earned and received over the course of 2014 and 2015 under our collaboration with Baxter and expected European sales from PIXUVRI, will be sufficient to fund our operations into the third quarter of 2015. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, clinical trial expenses, acquisitions of compounds or other assets, any expansion of our sales and marketing organization in Europe, activities with respect to regulatory approvals and other unplanned business developments may consume capital resources earlier than planned. Additionally, we may not receive the anticipated pacritinib milestone payments or sales from PIXUVRI. Due to these and other factors, our forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

We have $15.0 million outstanding under our senior secured term loan agreement and have an option to borrow an additional $5.0 million through October 31, 2014, subject to certain conditions. Based on the current outstanding balance, we are required to make monthly interest payments of approximately $158,000, and commencing November 1, 2014 through October 1, 2016, we will be required to make monthly interest plus principal payments in the aggregate amount of approximately $709,000. The senior secured term loan agreement also requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

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

For these and other reasons, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses and/or refrain from making our contractually required payments when due, which could harm our business, financial condition, operating results and prospects.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2014, we had an accumulated deficit of $1.9 billion. We are pursuing regulatory approvals for PIXUVRI, pacritinib, tosedostat and Opaxio. We will need to continue to conduct research, development, testing and regulatory compliance activities and procure manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

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

The continued development of our other compounds also depends on our ability to enter into and/or maintain collaborations. We have entered into a third-party service provider agreement with Quintiles Commercial Europe Limited, which provides a variety of services related to the commercialization of PIXUVRI in Europe. We are also pursuing potential partners for commercializing PIXUVRI in other markets, excluding countries in the E.U. where CTI has a commercial presence and the U.S. Because we rely on third parties to manufacture, distribute, and market and sell PIXUVRI, we have limited control over the efforts of these third parties, and we may receive less revenue than if we commercialized PIXUVRI ourselves. We are also a party to other agreements with third parties for our product candidates, including an agreement with the GOG, to perform a Phase 3 trial of Opaxio in patients with ovarian cancer.

If we fail to enter into additional collaborative arrangements or to maintain existing or future arrangements and service provider relationships, we may be unable to further develop and commercialize product candidates, generate revenues to grow, sustain our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

Product candidates that appear promising in research and development may fail to reach later stages of development for a number of reasons, including, among others, that clinical trials may take longer to complete than expected or may not be completed at all.

Successful development of anti-cancer and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and speculative. Product candidates that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

•	delay or failure in obtaining necessary U.S. and international regulatory approvals, or the imposition of a partial or full regulatory hold on a clinical trial;

•	difficulties in formulating a product candidate, scaling the manufacturing process and obtaining manufacturing approval, pricing, reimbursement issues or other factors that may make the product uneconomical to commercialize;

•	production problems, such as the inability to obtain raw materials or supplies satisfying acceptable standards for the manufacture of our products, equipment obsolescence, malfunctions or failures, product quality/contamination problems or changes in regulations requiring manufacturing modifications;

•	inefficient cost structure of a product candidate compared to alternative treatments;

•	obstacles resulting from proprietary rights held by others with respect to a product candidate, such as patent rights;

•	lower than anticipated rates of patient enrollment as a result of factors, such as the number of patients with the relevant conditions, the proximity of patients to clinical testing centers, eligibility criteria for tests and competition with other clinical testing programs;

•	preclinical or clinical testing requiring significantly more time than expected, resources or expertise than originally expected and inadequate financing, which could cause clinical trials to be delayed or terminated;

•	failure of clinical testing to show potential products to be safe and efficacious, and failure to demonstrate desired safety and efficacy characteristics in human clinical trials;

•	suspension of a clinical trial at any time by us, a collaboration partner or a regulatory authority on the basis that the participants are being exposed to unacceptable health risks or for other reasons; or

•	failure of third parties, such as contract research organizations, academic institutions, collaborators, cooperative groups and/or investigator sponsors, to conduct, oversee and monitor clinical trials and results.

If the development of our product candidates is delayed or fails, our development costs may increase and the ability to commercialize our product candidates may be harmed, which could harm our business, financial condition, operating results or prospects.

We or our collaboration partners may not obtain or maintain the regulatory approvals required to commercialize some or all of our products.

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other states and countries, including the EMA in the E.U. Pacritinib and our other product candidates are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the E.U., we have not received marketing approval for our compounds (and we are not currently pursuing FDA marketing approval of PIXUVRI). Information about the status of regulatory approvals of our compounds can be found in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address and the regulations applicable to any particular drug candidate. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

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

In particular, with respect to the future potential commercialization of pacritinib, we will be heavily dependent on our collaboration partner, Baxter. Under the terms of our agreement, Baxter has exclusive commercialization rights for all indications for pacritinib outside the U.S., while we share commercialization rights with Baxter in the U.S.

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

If users of our products are unable to obtain adequate reimbursement from third-party payors, market acceptance of our products may be limited and we may not achieve anticipated revenues.

To the extent our products are successfully introduced to market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. Governmental and other third-party payors continue to attempt to contain healthcare costs by strictly controlling, directly or indirectly, pricing and reimbursement, and we expect pressures on pricing and reimbursement from both governments and private payors inside and outside the U.S. to continue. In almost all European markets, pricing and choice of prescription pharmaceuticals are subject to governmental control. Therefore, the price of our products and their reimbursement in Europe is and will be determined by national regulatory authorities. A variety of factors are considered in making reimbursement decisions, including whether there is sufficient evidence to show that treatment with the product is more effective than current treatments, that the product represents good value for money for the health service it provides and that treatment with the product works at least as well as currently available treatments. Reimbursement decisions from any of the European markets may impact reimbursement decisions in other European markets. The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital.

We may never be able to generate significant product revenues from the sale of PIXUVRI.

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend on the commercial success in Europe of our only marketed product candidate, PIXUVRI. PIXUVRI is not approved for marketing in the U.S. PIXUVRI is available to healthcare providers in certain countries in Europe. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the reimbursement status in applicable European countries. However, our ability to continue to commercialize PIXUVRI in the E.U. will depend on our ability to obtain an annual renewal of our conditional marketing authorization for PIXUVRI and to timely complete the post-marketing study of PIXUVRI aimed at confirming the clinical benefit previously observed in PIXUVRI. A failure of such study could result in a cessation of commercialization of PIXUVRI in the E.U.

In addition, the successful commercialization of PIXUVRI in Europe depends heavily on our ability to obtain and maintain favorable reimbursement rates for users of PIXUVRI, as well as on various additional factors, including, without limitation, our ability to:

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

If our common stock ceases to be listed for trading on The NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under our senior secured term loan and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the trading price of our common stock. If we are not listed on The NASDAQ Capital Market or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Delisting from The NASDAQ Capital Market could also affect our ability to maintain our listing or trading on the MTA. Trading in our common stock has been halted or suspended on both The NASDAQ Capital Market and MTA in the past and may also be halted or suspended in the future due to market or trading conditions at the discretion of The NASDAQ Stock Market LLC, CONSOB or the Borsa Italiana (which ensures the development of the managed markets in Italy). Any halt or suspension in the trading in our common stock may negatively impact the trading price of our common stock.

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

Because our common stock is traded on the MTA in Italy, we are required to also comply with the rules and regulations of CONSOB and the Borsa Italiana, which regulate companies listed on Italy’s public markets. Compliance with these regulations and responding to periodic information requests from Borsa Italiana and CONSOB requires us to devote additional time and resources to regulatory compliance matters and to incur additional expenses of engaging additional outside counsel, accountants and other professional advisors. Actual or alleged failure to comply with Italian regulators can also subject us to regulatory investigations. For more information on current investigations, see the regulatory investigations that are discussed in more detail in Part II, Item 1, “Legal Proceedings.”

We will incur a variety of costs for and may never realize the anticipated benefits of acquisitions.

We evaluate and acquire assets and technologies from time to time. If appropriate opportunities become available, we may attempt to acquire other businesses and assets that we believe are a strategic fit with our business. The process of negotiating an acquisition and integrating an acquired business and assets may result in operating difficulties and expenditures. In addition, our acquisitions may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition. Any acquisitions could result in potentially dilutive issuances of equity securities, including common stock and preferred stock, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, which could harm our business, financial condition, operating results or prospects. In addition, following any acquisition our results of operations and the market price of our common stock may be affected by factors different from those that affected our results of operations and the market price of our common stock prior to such acquisition.

We may owe additional amounts for value added taxes related to our operations in Europe.

Our European operations are subject to the VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $5.8 million and $5.7 million as of March 31, 2014 and December 31, 2013, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, “Legal Proceedings” and is incorporated by reference herein. If the final decision of the Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $12.9 million converted using the currency exchange rate as of March 31, 2014) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

We cannot predict the outcome of our post-approval commitment trial for PIXUVRI, and any failure thereof, as well as any additional clinical trials or actions we may need to pursue to obtain approval in the E.U. or otherwise, may negatively affect our business, financial condition, operating results or prospects.

In March 2011, we initiated a randomized pivotal trial of PIXUVRI for the treatment of relapsed or refractory aggressive B-cell NHL. This post-approval commitment trial, referred to as PIX-R, or PIX306, compares a combination of PIXUVRI plus rituximab to a combination of gemcitabine plus rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. We cannot predict the outcome of PIX306. We may not be able to demonstrate the clinical benefit of PIXUVRI in patients who had previously received rituximab or that PIXUVRI is more clinically effective than treatments currently used in clinical practice. We may not be able to complete the PIX306 clinical trial by June 2015 or at all. If we are unable to submit the trial data from PIX306 by June 2015, it may result in the withdrawal of the conditional marketing authorization for PIXUVRI by the E.U. We may also need to take additional steps to obtain regulatory approval of PIXUVRI. The expense to design and conduct clinical trials are substantial, and any failure of PIX306, as well as any additional clinical trials or actions we may need to pursue to obtain approval of PIXUVRI in the E.U. or otherwise, may negatively affect our business, financial condition, operating results or prospects.

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

Government investigations concerning the promotion of off-label uses and related issues are typically expensive, disruptive and burdensome, generate negative publicity and may result in fines or payments of settlement awards. For example, in April 2007, we paid a civil penalty of $10.6 million and entered into a settlement agreement with the USAO for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon in July 2005. As part of that settlement agreement and in connection with the acquisition of Zevalin, we also entered into a corporate integrity agreement with the Office of the Inspector General, Health and Human Services, which required us to establish a compliance committee and compliance program and adopt a formal code of conduct. If our promotional activities are found to be in violation of applicable law or if we agree to a settlement in connection with an enforcement action, we would likely face significant fines and penalties and would likely be required to substantially change our sales, promotion, grant and educational activities.

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

We are dependent on third-parties for a number of significant activities including, in particular, for the manufacture, testing and distribution of products and product candidates and associated activities. Any failure or delay in these undertakings by third-parties could harm our business.

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships, including, in particular, for the manufacture, testing and distribution of products and product candidates and associated activities. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of drug products in compliance with current Good Manufacturing Practices, or cGMPs. As a result, we rely on third party vendors for manufacturing services, as well as for certain warehousing, transportation, order processing and cash collection services. In particular, we are dependent on a single vendor for the manufacturing of each of PIXUVRI, pacritinib and tosedostat. With respect to Opaxio, we are relying on stored inventory of the drug, as we do not presently have a manufacturing agreement in place for this product candidate. Because we do not have a manufacturing infrastructure, we are dependent upon our vendors to supply us in a timely manner with products manufactured in compliance with cGMPs or similar manufacturing standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of such regulatory authorities may take action against a contract manufacturer who violates cGMPs. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

If the third parties on which we depend were to default on the performance of their contractual obligations to us or otherwise fail in properly executing their activities on our behalf, including, but not limited to, those relating to the manufacture, testing, distribution and related undertakings of a product or product candidate, our business could be harmed.

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

Globally, governments are becoming increasingly aggressive in imposing health care cost-containment measures such as:

•	adopting more restrictive price controls;

•	limiting and reducing both coverage and the amount of reimbursement for new therapeutic products;

•	denying or limiting coverage for products that are approved by the FDA or the EMA, but are considered experimental or investigational by third-party payors;

•	restricting access to human pharmaceuticals based on the payors’ assessments of comparative effectiveness and value;

•	refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA or EMA marketing approval; and

•	denying coverage altogether.

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

If we are unable to acquire additional product candidates, our future product portfolio and potential profitability could be harmed.

One component of our business strategy is the in-licensing and acquisition of drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. PIXUVRI, pacritinib, tosedostat and Opaxio have all been in-licensed or acquired from third-parties. Competition for new promising compounds and commercial products can be intense. If we are not able to identify future in-licensing or acquisition opportunities and enter into arrangements on acceptable terms, our future product portfolio and potential profitability could be harmed.

We hold rights under numerous patents that we have acquired or licensed or that protect inventions originating from our research and development, and the expiration of any one or more of these patents may allow our competitors to copy the inventions that are currently protected.

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the U.S. and foreign countries directed to PIXUVRI, pacritinib, tosedostat, Opaxio and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The patent status of our compounds follows:

•	Our PIXUVRI-directed patents currently in force in Europe expire from 2015 through 2023. Certain of such European patents are also subject to Supplementary Protection Certificates that extend the life of the applicable patents such that they will instead expire from 2020 to 2027. In addition, we are seeking to obtain Supplementary Protection Certificates for certain other of our PIXUVRI-directed European patents that, if obtained, could provide extensions of the applicable patents through 2027. However, no assurances can be made that such extensions will be granted. Our PIXUVRI-directed U.S. patents expired in 2014, and although we have a pending PIXUVRI-directed U.S. patent application (which, if granted, would expire in 2023), we have to date been unable to obtain issuance of a patent for such application (and no assurances can be made that we will ever receive such patent). Our PIXUVRI-directed patents outside of Europe and the U.S. expire from 2015 to 2023.

•	Our U.S. and various foreign pacritinib-directed patents expire from 2026 through 2029.

•	Our tosedostat-directed U.S. and Canadian patents expire from 2017 to 2018, while our tosedostat-directed patents in Mexico expire in 2020.

•	Our U.S. and various foreign Opaxio-directed patents expire on various dates ranging from 2017 through 2018.

•	Our U.S. and various foreign brostallicin-directed patents expire on various dates ranging between 2017 through 2021.

In the absence of a patent, as in the case of PIXUVRI in the U.S., we will, to the extent possible, need to rely on unpatented technology, know-how and confidential information. Ultimately, the lack or expiration at any given time of a patent to protect our compounds may allow our competitors to copy the underlying inventions and better compete with us.

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

We may be subject to legal claims or regulatory matters involving shareholder, consumer, regulatory and other issues. As described in Part II, Item 1, “Legal Proceedings,” we are currently engaged in a number of pending legal matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Adverse outcomes in some or all of such pending cases may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, and if an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. We are subject to a variety of claims and lawsuits from time to time, some of which arise in the ordinary course of our business. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

We may not be able to purchase the materials necessary to produce a particular product or product candidate in adequate volume and quality. For example, paclitaxel, a material used to produce Opaxio, is derived from certain varieties of yew trees and the supply of paclitaxel is controlled by a limited number of companies. If any raw material required to produce a product or product candidate is insufficient in quantity or quality, if a supplier fails to deliver in a timely fashion or at all or if these relationships terminate, we may not be able to qualify and obtain a sufficient supply from alternate sources on acceptable terms, or at all.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended April 23, 2014, our stock price has ranged from a low of $0.97 to a high of $4.25. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

•	announcements by us or others of results of clinical trials and regulatory actions;

•	announcements by us or others of serious adverse events that have occurred during administration of our products to patients;

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in relationships with collaborative partners;

•	acquisitions or divestitures;

•	our ability to realize the anticipated benefits of pacritinib;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling of our securities;

•	changes in health care policies and practices;

•	a failure to achieve previously announced goals and objectives as or when projected;

•	halting or suspension of trading in our common stock on The NASDAQ Capital Market by NASDAQ or on the MTA by CONSOB, or the Borsa Italiana; and

•	general economic and market conditions.

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

We expect to issue additional equity securities to fund our operating expenses as well as for other purposes, including in connection with acquisitions we may make from time to time. The market price of our shares of common stock or preferred stock could decline as a result of sales of a large number of shares of our common stock or preferred stock or similar securities in the market, or the perception that such sales could occur in the future.

Anti-takeover provisions in our charter documents, in our shareholder rights plan, or rights plan, and under Washington law could make removal of incumbent management or an acquisition of us, which may be beneficial to our shareholders, more difficult.

Provisions of our amended and restated articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests or to effect changes in control. These provisions include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases in the First Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2014	500	$2.20	—	—
February 1 – February 28, 2014	8,489	$3.31	—	—
March 1 – March 31, 2014	19,685	$3.88	—	—

Total	28,674	$3.68	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our 2007 Equity Incentive Plan, as amended and restated.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Location

2.1	Agreement and Plan of Merger by and between Cell Therapeutics, Inc. and Novuspharma, S.p.A., dated as of June 16, 2003.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.

2.2	Acquisition Agreement by and among Cell Therapeutics, Inc., Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.

2.3	Acquisition Agreement among Cell Therapeutics, Inc., Cactus Acquisition Corp., Saguaro Acquisition Company LLC, Systems Medicine, Inc. and Tom Hornaday and Lon Smith dated July 24, 2007.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007.

2.4	Second Amendment to the Acquisition Agreement, dated as of August 6, 2009, by and among Cell Therapeutics, Inc. and each of Tom Hornaday and Lon Smith, in their capacities as Stockholder Representatives.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2009.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-153358), filed on September 5, 2008.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series F Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009.

3.3	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009.

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation; Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010.

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010.

3.11	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010.

3.12	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010.

3.13	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011.

3.14	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011.

3.15	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011.

3.16	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011.

3.17	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011.

3.18	Articles of Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2011.

3.19	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2011.

3.20	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011.

3.21	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2011.

3.22	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 14 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

3.23	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-1 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012.

3.24	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 16 Preferred Stock.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2012.

3.25	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-2 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012.

3.26	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 31, 2012.

3.27	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

3.28	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 17 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2012.

3.29	Amendment to Amended and Restated Articles of Incorporation of Cell Therapeutics, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 26, 2013.

3.30	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 18 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2013.

3.31	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 19 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2013.

3.32	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between Cell Therapeutics, Inc. and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between Cell Therapeutics, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between Cell Therapeutics, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Class B Common Stock Purchase Warrant, dated April 13, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

4.5	Common Stock Purchase Warrant, dated April 13, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2009.

4.6	Common Stock Purchase Warrant, dated May 11, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2009.

4.7	Form of Common Stock Purchase Warrant, dated April 6, 2010.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010.

4.8	Form of Common Stock Purchase Warrant, dated May 27, 2010.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010.

4.9	Form of Common Stock Purchase Warrant, dated July 27, 2010.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2010.

4.10	Form of Common Stock Purchase Warrant, dated October 22, 2010.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010.

4.11	Form of Common Stock Purchase Warrant, dated May 3, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011.

4.12	Form of Common Stock Purchase Warrant, dated July 5, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011.

4.13	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

4.14	Form of Warrant to Purchase Common Stock, dated May 29, 2012.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012.

4.15	Form of Warrant to Purchase Common Stock, dated July 30, 2012.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012.

4.16	Warrant Agreement, dated March 26, 2013, by and between Cell Therapeutics, Inc. and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2013.

10.1	First Amendment to Loan and Security Agreement, dated as of March 25, 2014, by and among Cell Therapeutics, Inc., Systems Medicine LLC and Hercules Capital Funding Trust 2012-1.	Filed herewith.

10.2†	Termination Agreement, effective as of January 3, 2014, by and between Novartis International Pharmaceutical Ltd. and Cell Therapeutics, Inc.	Filed herewith.

10.3†	Amendment No. 4 to Wholesale Distribution Agreement, effective January 1, 2014, by and between CTI Life Sciences Limited and Max Pharma GmbH.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CELL THERAPEUTICS, INC.
(Registrant)

Dated: April 29, 2014	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: April 29, 2014	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration