Form 10-Q
period 2014-06-30
CTI BIOPHARMA CORP
filed 2014-08-04
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-12465

CTI BIOPHARMA CORP.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2014
Common Stock, no par value	149,933,210

CTI BIOPHARMA CORP.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,184	$71,639
Accounts receivable	613	235
Inventory	5,020	5,074
Prepaid expenses and other current assets	3,433	3,567
Total current assets	42,250	80,515
Property and equipment, net	5,000	5,478
Other assets	8,006	7,730
Total assets	$55,256	$93,723
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,444	$5,051
Accrued expenses	11,906	9,469
Warrant liability	—	991
Current portion of deferred revenue	899	1,010
Current portion of long-term debt	4,152	3,155
Other current liabilities	393	393
Total current liabilities	23,794	20,069
Deferred revenue, less current portion	1,399	1,626
Long-term debt, less current portion	9,398	10,152
Other liabilities	6,092	5,657
Total liabilities	40,683	37,504
Commitments and contingencies
Common stock purchase warrants	7,890	13,461
Shareholders' equity:
Common stock, no par value:
Authorized shares - 215,000,000
Issued and outstanding shares - 149,945,210 and 145,508,767 at June 30, 2014 and December 31, 2013, respectively	1,953,916	1,933,305
Accumulated other comprehensive loss	(8,440)	(8,429)
Accumulated deficit	(1,936,104)	(1,879,703)
Total CTI shareholders' equity	9,372	45,173
Noncontrolling interest	(2,689)	(2,415)
Total shareholders' equity	6,683	42,758
Total liabilities and shareholders' equity	$55,256	$93,723

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$1,148	$306	$2,416	$1,432
License and contract revenue	195	—	338	—
Total revenues	1,343	306	2,754	1,432

Operating costs and expenses:
Cost of product sold	202	36	347	91
Research and development	14,017	8,020	26,196	16,375
Selling, general and administrative	13,792	10,102	30,542	21,245
Settlement expense	—	—	—	95
Total operating costs and expenses	28,011	18,158	57,085	37,806
Loss from operations	(26,668)	(17,852)	(54,331)	(36,374)
Other income (expense):
Interest expense	(467)	(316)	(931)	(364)
Amortization of debt discount and issuance costs	(185)	(164)	(363)	(187)
Foreign exchange gain (loss)	(160)	5	(165)	(746)
Other income (expense)	1	107	(885)	(165)
Total other expense, net	(811)	(368)	(2,344)	(1,462)

Net loss before noncontrolling interest	(27,479)	(18,220)	(56,675)	(37,836)
Noncontrolling interest	80	209	274	441
Net loss	$(27,399)	$(18,011)	$(56,401)	$(37,395)
Basic and diluted net loss per common share	$(0.19)	$(0.17)	$(0.39)	$(0.35)

Shares used in calculation of basic and diluted net loss per common share	144,453	107,727	143,302	107,215

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss before noncontrolling interest	$(27,479)	$(18,220)	$(56,675)	$(37,836)

Other comprehensive income (loss):
Foreign currency translation adjustments	76	148	47	487
Net unrealized loss on securities available-for-sale:	(66)	(201)	(58)	(167)
Other comprehensive income (loss):	10	(53)	(11)	320

Comprehensive loss	(27,469)	(18,273)	(56,686)	(37,516)
Comprehensive loss attributable to noncontrolling interest	80	209	274	441
Comprehensive loss attributable to CTI	$(27,389)	$(18,064)	$(56,412)	$(37,075)

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(56,675)	$(37,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,185	4,396
Depreciation and amortization	616	817
Noncash interest expense	363	187
Change in value of warrant liability	886	(32)
Other	409	161
Changes in operating assets and liabilities:
Accounts receivable	(380)	(790)
Inventory	22	(1,741)
Prepaid expenses and other current assets	73	5,175
Other assets	(366)	(645)
Accounts payable	1,346	112
Accrued expenses	2,448	(374)
Deferred revenue	(338)	—
Other liabilities	2	(26)
Total adjustments	18,266	7,240
Net cash used in operating activities	(38,409)	(30,596)

Investing activities
Purchases of property and equipment	(58)	(1,355)
Proceeds from sales of property and equipment	—	52
Net cash used in investing activities	(58)	(1,303)

Financing activities
Issuance of long-term debt, net	(73)	9,730
Other	(49)	(279)
Net cash provided by (used in) financing activities	(122)	9,451
Effect of exchange rate changes on cash and cash equivalents	134	580

Net decrease in cash and cash equivalents	(38,455)	(21,868)
Cash and cash equivalents at beginning of period	71,639	50,436
Cash and cash equivalents at end of period	$33,184	$28,568

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$911	$302
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Issuance of common stock upon exercise of common stock purchase warrants	$1,877	$—

CTI BIOPHARMA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., also referred to in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. We are primarily focused on commercializing PIXUVRI® (pixantrone), or PIXUVRI, in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, and conducting a Phase 3 clinical trial program of pacritinib for the treatment of patients with myelofibrosis that will support regulatory submission for approval in the United States, or the U.S., and Europe.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration in the U.S., the European Medicines Agency in the E.U. and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take many years and may involve expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 4, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include Systems Medicine LLC and CTI Life Sciences Limited, or CTILS. We also retain ownership of our branch, Cell Therapeutics Inc. – Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009. In addition, CTI Commercial LLC, a wholly-owned subsidiary, was included in the consolidated financial statements until dissolution in March 2012.

As of June 30, 2014, we also had a 61% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Accounts Receivable

Our accounts receivable balance includes trade receivables related to PIXUVRI sales. We estimate an allowance for doubtful accounts based upon the age of outstanding receivables and our historical experience of collections, which includes adjustments for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to our assumptions as necessary. When it is deemed probable that a customer account is uncollectible, the account balance is written off against the existing allowance. We also consider the customers’ country of origin to determine if an allowance is required. We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and our business. As of June 30, 2014 and December 31, 2013, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. We did not record an allowance for doubtful accounts as of June 30, 2014 and December 31, 2013.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $5.8 million and $5.7 million as of June 30, 2014 and December 31, 2013, of which $5.5 million and $5.6 million is included in other assets and $0.3 million and $0.1 million is included in prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of June 30, 2014, the VAT receivable related to operations in Italy is approximately $5.5 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

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

Revenue Recognition

We currently have conditional marketing authorization for PIXUVRI in the E.U. Revenue is recognized when there is persuasive evidence of the existence of an agreement, delivery has occurred, prices are fixed or determinable, and collectability is assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met.

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

Product returns and other deductions

At the time of sale, we also record estimates for certain sales deductions such as product returns and distributor discounts and incentives. We offer certain customers a limited right of return or replacement of product that is damaged in certain instances. When we cannot reasonably estimate the amount of future product returns and/or other sales deductions, we do not recognize revenue until the risk of product return and additional sales deductions have been substantially eliminated. To date, there have been no PIXUVRI product returns.

Cost of Product Sold

Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties and other costs of PIXUVRI product sold. Cost of product sold also includes any necessary allowances for excess inventory that may expire and become unsalable. We did not record an allowance for excess inventory as of June 30, 2014 and 2013.

Net Loss Per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. As of June 30, 2014 and 2013, options, warrants and unvested share rights aggregating 14.8 million and 12.7 million common share equivalents, respectively, prior to the application of the as-if converted method for convertible securities and the treasury stock method for other dilutive securities, such as options and warrants, are not included in the calculation of diluted net loss per share as they are anti-dilutive.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or the FASB, issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard.

Recently Adopted Accounting Standards

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

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax carryforward exists. The FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset except in certain circumstances the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Inventory

The components of PIXUVRI inventory consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Finished goods	$1,004	$601
Work-in-process	4,016	4,473
Total inventories	$5,020	$5,074

3.	Long-term Debt

In March 2014, we entered into a First Amendment, or the Amendment, to Loan and Security Agreement, or the Original Loan Agreement (and as amended by the Amendment, the Loan Agreement) with Hercules Capital Funding Trust 2012-1, or Hercules, which was assigned from the original lender, Hercules Technology Growth Capital, Inc. The Amendment modified certain terms applicable to the presently outstanding loan balance of $15.0 million, or the Original Loan, as described below and provides us with the option to borrow an additional $5.0 million, or the 2014 Term Loan Availability, through October 31, 2014, subject to certain conditions. We paid a facility charge of $72,500 in connection with the Amendment.

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

As of December 31, 2013, the fair value of the warrant issued in connection with the consummation of the Original Loan Agreement in March 2013 was $1.0 million and was classified as a liability since it did not meet the considerations necessary for equity classification. The warrant was categorized as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value were considered observable market data. In January 2014, all of the warrant was exercised into 0.5 million shares of common stock via cashless exercise.

As of June 30, 2014 and December 31, 2013, unamortized debt discount was $1.5 million and $1.7 million, unamortized issuance costs were $0.2 million and $0.3 million, respectively.

4.	Legal Proceedings

On December 10, 2009, the Commissione Nazionale per le Società e la Borsa (which is the public authority responsible for regulating the Italian securities markets), or CONSOB, sent us a notice claiming, among other things, violation of the provisions of

Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanctions established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violations could require us to pay a pecuniary administrative sanction amounting to between $7,000 and $684,000 upon conversion from euros as of June 30, 2014. Until CONSOB’s right is barred, CONSOB may, at any time, confirm the occurrence of the asserted violation and apply a pecuniary administrative sanction within the foregoing range. To date, we have not received any such notification.

The Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case. As of December 31, 2012, we reversed the entire reserve we had previously recorded relating to the VAT Assessments after having received favorable court rulings. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us. The current status of the legal proceedings surrounding each respective VAT year return at issue is as follows:

2003. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT assessment, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. In January 2014, we were notified that the ITA requested partial payment of the 2003 VAT assessment in the amount of €430,118, which we paid in March 2014. We believe that the decision of the Regional Tax Court did not carefully take into account our arguments and the documentation we filed, and in January 2014, we appealed such decision to the Supreme Court both on procedural grounds and on the merits of the case.

2005, 2006 and 2007. The ITA has appealed to the Supreme Court the decisions of the respective appellate court with respect to each of the 2005, 2006 and 2007 VAT returns.

If the final decisions of the Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $12.9 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of June 30, 2014.

In July 2014, Joseph Lopez and Gilbert Soper, shareholders of the Company, filed a derivative lawsuit purportedly on behalf of the Company, which is named a nominal defendant, against all current and one past member of the Company’s Board of Directors in King County Superior Court in the State of Washington, docketed as Lopez & Gilbert v. Nudelman, et al., Case No. 14-2-18941-9 SEA. The lawsuit alleges that the directors exceeded their authority under the Company’s 2007 Equity Incentive Plan, or the Plan, by improperly transferring 4,756,137 shares of the Company’s common stock from the Company to themselves. It alleges that the directors breached their fiduciary duties by granting themselves fully vested shares of Company common stock, which the plaintiffs allege were not among the six types of grants authorized by the Plan, and that the non-employee directors were unjustly enriched by these grants. The lawsuit also alleges that from 2011 through 2014, the non-employee members of the Board of Directors granted themselves grossly excessive compensation, and in doing so breached their fiduciary duties and were unjustly enriched. Among other remedies, the lawsuit seeks a declaration that the specified grants of common stock violated the Plan, rescission of the granted shares, disgorgement of the compensation awards to the non-employee directors from 2011 through 2014, disgorgement of all compensation and other benefits received by the defendant directors in the course of their breaches of fiduciary duties, damages, an order for certain corporate reforms and plaintiffs’ costs and attorneys’ fees. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. At this stage of the litigation, no probability of loss can be predicted.

5.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2014 and 2013, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$1,034	$451	$1,816	$855
Selling, general and administrative	4,322	1,517	11,369	3,541
Total share-based compensation expense	$5,356	$1,968	$13,185	$4,396

For the three and six months ended June 30, 2014 and 2013, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Performance rights	$191	$265	$694	$605
Restricted stock	3,679	1,456	9,648	3,451
Options	1,486	247	2,843	340
Total share-based compensation expense	$5,356	$1,968	$13,185	$4,396

6.	Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Loss on Securities Available-For- Sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
December 31, 2013	$(422)	$(8,007)	$(8,429)
Current period other comprehensive income (loss)	(58)	47	(11)
June 30, 2014	$(480)	$(7,960)	$(8,440)

7.	Leases

Our deferred rent balance was $4.6 million as of June 30, 2014, of which $0.4 million was included in other current liabilities and $4.2 million was included in other liabilities. As of December 31, 2013, our deferred rent balance was $4.8 million, of which $0.4 million was included in other current liabilities and $4.4 million was included in other liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning sufficiency of cash resources and related projections, product sales, research and development expenses, selling, general and administrative expenses, additional financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K, or the 2013 Form 10-K, particularly in “Factors Affecting Our Business, Financial Condition, Operating Results and Prospects,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. We are primarily focused on commercializing PIXUVRI® (pixantrone), or PIXUVRI, in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL, and conducting a Phase 3 clinical trial program of pacritinib for the treatment of patients with myelofibrosis that will support regulatory submission for approval in the United States, or the U.S., and Europe.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione derivative that is structurally related to anthracyclines and anthracenediones, but does not appear to be associated with the same level of cardiotoxic effects. In May 2012, the European Commission granted conditional marketing authorization in the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. In connection with the conditional marketing authorization, we are conducting the required post-approval commitment trial, which compares pixantrone and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. As of the date of this filing, PIXUVRI was available in Austria, Denmark, Finland, France, Germany, Israel, Italy, Netherlands, Norway, Sweden and the United Kingdom, or the U.K. We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize PIXUVRI in the E.U. PIXUVRI is not approved in the U.S.

In July 2014, the Dutch Healthcare Authority (NZa) and the healthcare insurance board of the Netherlands approved funding for PIXUVRI as an add-on drug. In February 2014, PIXUVRI received final guidance for funding and reimbursement from the National Institute for Health and Care Excellence in England/Wales. Previously, in December 2013, we reached agreement for funding and reimbursement with the National Association of Statutory Health Insurance Funds in Germany, and in the third quarter of 2013, PIXUVRI was granted market access in Italy and France.

Our intent is to expand PIXUVRI’s global reach and revenue potential through a possible global development and commercialization collaboration whereby we would seek to retain rights to PIXUVRI in certain European countries and the U.S.

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

Pacritinib

Our lead development candidate, pacritinib, is an oral tyrosine kinase inhibitor (TKI) with dual activity against Janus Kinase 2, or JAK2, and FMS-like tyrosine kinase (also known as FLT3), which demonstrated meaningful clinical benefit and good tolerability in myelofibrosis patients in Phase 2 clinical trials. Myelofibrosis is a blood-related cancer caused by the accumulation of malignant bone marrow cells that triggers an inflammatory response, scarring the bone marrow and limiting its ability to produce red blood cells prompting the spleen and liver to take over this function. Symptoms that arise from this disease include enlargement of the spleen, anemia, extreme fatigue, itching and pain. We believe pacritinib may offer an advantage over other JAK inhibitors through effective relief of symptoms with less treatment-emergent thrombocytopenia and anemia.

In collaboration with Baxter International, Inc., or Baxter, pursuant to our worldwide license agreement to develop and commercialize pacritinib, or the Baxter Agreement, we are pursuing a broad approach to advancing pacritinib for patients with myelofibrosis by conducting two Phase 3 clinical trials: one in a broad set of patients without limitations on blood platelet counts, the PERSIST-1 trial, and the other in patients with low platelet counts, the PERSIST-2 trial. The PERSIST-1 trial was initiated in January 2013 and enrollment in this trial was completed in July 2014, while top-line results are expected in early 2015. In October 2013, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment for PERSIST-2,which was subsequently opened for enrollment in March 2014. The two clinical trials are intended to support a New Drug Application, or NDA, regulatory submission in the U.S. in late 2015, followed by a Marketing Authorization Application submission in Europe in 2016. In August 2014, we received a $20 million development milestone payment under the Baxter Agreement following completion of enrollment in PERSIST-1. For additional information on our collaboration with Baxter, please see the discussion in Part I, Item 2, License Agreements and Additional Milestone Activities – Baxter.

We are also currently evaluating pacritinib in acute myeloid leukemia, or AML, through an ongoing investigator-sponsored trial, or IST, and intend to evaluate it in other blood cancers in the future.

Tosedostat

Tosedostat is an oral aminopeptidase inhibitor that has demonstrated significant responses in patients with AML. It is currently being evaluated in several Phase 2 trials, which are being conducted as cooperative group-sponsored trials and ISTs. These trials are evaluating tosedostat in combination with hypomethylating agents in AML and myelodysplastic syndrome, which are cancers of the blood and bone marrow. We anticipate that data from these signal-finding trials may be used to determine the appropriate design for a Phase 3 trial.

Paclitaxel Poliglumex (Opaxio)

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

Financial summary

Our product sales are currently generated solely from the sales of PIXUVRI in Europe. We recorded $1.1 million in total net product sales for the three months ended June 30, 2014. Our product sales may vary significantly from period to period as the commercialization and reimbursement negotiations for PIXUVRI progress. Our loss from operations for the three months ended June 30, 2014 was $26.7 million, compared to $17.9 million for the same period in 2013. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of June 30, 2014, we had cash and cash equivalents of $33.2 million and outstanding debt under our senior secured term loan agreement of $15.0 million (with an option to borrow an additional $5.0 million thereunder through October 31, 2014, subject to certain conditions). Please refer to Note 3, Long-term Debt, under Part I, Item 1 in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information relating to our senior secured term loan agreement.

As discussed above, in August 2014 we received a $20 million development milestone payment under the Baxter Agreement following completion of enrollment in PERSIST-1.

RESULTS OF OPERATIONS

Three months ended June 30, 2014 and 2013

Product sales, net. Net product sales from PIXUVRI for the three months ended June 30, 2014 and 2013 were $1.1 million and $0.3 million, respectively. We sell PIXUVRI directly to health care providers and through a limited number of wholesale distributors in the E.U. Of our product sales during the three months ended June 30, 2014, 45 percent were made to a single customer. All sales of PIXUVRI during the periods presented were made in Europe. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.

As of June 30, 2014, the balance from activity in returns, discounts and rebates is reflected in accounts receivable and accrued expenses. Balances and activity for the components of our gross to net sales adjustments for the three months ended June 30, 2014 and 2013 are as follows (in thousands) where gross sales is defined as our contracted reimbursement price in each country:

	Product returns	Discounts, rebates and other	Total
Balance at March 31, 2014	$42	$108	$150
Provision for current period sales	35	15	50
Adjustments to provision for prior period sales	—	—	—
Payments/credits for current period sales	—	(15)	(15)
Payments/credits for prior period sales	—	(7)	(7)
Balance at June 30, 2014	$77	$101	$178

	Product returns	Discounts, rebates and other	Total
Balance at March 31, 2013	$25	$8	$33
Provision for current period sales	12	27	39
Adjustments to provision for prior period sales	—	114	114
Payments/credits for current period sales	—	(7)	(7)
Payments/credits for prior period sales	—	—	—
Balance at June 30, 2013	$37	$142	$179

Provision for product returns increased $35,000 during the three months ended June 30, 2014 as compared to an increase of $12,000 during the three months ended June 30, 2013 due to an increase in sales activity. This provision relates to a limited right of return or replacement that we offer to certain customers. To date, there have been no PIXUVRI product returns.

Provision for discounts, rebates and other during the three months ended June 30, 2014 and 2013 primarily relates to distributor discounts and government-mandated rebates on product sold.  All rebate payments made during the three months ended June 30, 2014 relate to 2013 sales activity.

Please refer to Note 1, Description of Business and Summary of Significant Accounting Policies, under Part I, Item 1 in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information.

License and contract revenue. In connection with the execution of the Baxter Agreement in 2013, we allocated and recorded $2.7 million of the upfront payment we received under the Baxter Agreement to deferred revenue. We recognize license and contract revenue based on a proportional performance method, by which revenue is recognized in proportion to the development costs incurred. The development services under the Baxter Agreement are expected to be performed through approximately 2018, with the majority of development services expected to be completed by approximately the end of 2015. During the three months ended June 30, 2014, approximately $0.2 million of the remaining deferred revenue balance was recognized as revenue and included in license and contract revenue. We had no such revenue during the three months ended June 30, 2013. The following table illustrates such balance of deferred revenue under the Baxter Agreement as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Current portion of deferred revenue	$899	$1,010
Deferred revenue, less current portion	1,399	1,626
Total deferred revenue	$2,298	$2,636

Cost of product sold. Cost of product sold is related to sales of PIXUVRI. This expense increased to $202,000 for the three months ended June 30, 2014 as compared to $36,000 for the three months ended June 30, 2013, primarily due to an increase in sales activity. We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the Committee for Medicinal Products for Human Use, or the CHMP, which is a committee of the European Medicines Agency, or the EMA. The manufacturing costs of PIXUVRI product prior to receipt of the CHMP’s positive opinion was expensed as research and development as incurred. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs in our inventory system prior to capitalization, and therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product revenue will increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold. At this time, we cannot reasonably estimate the timing or rate of consumption of reduced-cost PIXUVRI product manufactured and expensed prior to capitalization, and we are unable to provide our estimate of cost of goods sold as a percentage of product revenue once such inventory is exhausted.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Compounds:
PIXUVRI	$1,379	$1,242
Pacritinib	7,172	1,861
Opaxio	133	434
Tosedostat	124	271
Brostallicin	1	44
Operating expenses	4,895	4,043
Research and preclinical development	313	125
Total research and development expenses	$14,017	$8,020

Costs for our compounds include external direct expenses such as principal investigator fees, clinical research organization charges and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional marketing authorization of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with other compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of June 30, 2014 were $88.8 million for PIXUVRI (excluding costs prior to our merger with Novuspharma S.p.A in January 2004), $25.9 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd, or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with such acquisition), $227.2 million for Opaxio, $11.0 million for tosedostat (excluding costs for tosedostat prior to the effectiveness of the Chroma License Agreement (defined below) (see License Agreements and Additional Milestone Activities – Chroma Therapeutics, Ltd. below)) and $9.6 million for brostallicin (excluding costs for brostallicin prior to our acquisition of Systems Medicine, LLC in July 2007).

Research and development expenses increased to $14.0 million for the quarter ended June 30, 2014 compared to $8.0 million for the quarter ended June 30, 2013. This $6.0 million increase was primarily due to development costs for the pacritinib program, which includes the expansion of patient enrollment in the PERSIST-1 clinical trial and an increase in start-up costs for the PERSIST-2 trial. The increase in operating expense is primarily due to additional non-cash share-based compensation between the periods. The offset to these increases was primarily attributable to a decrease in Opaxio development costs resulting from completion of the required patient enrollment in the GOG-0212 trial during the first quarter of 2014 and a reduction in manufacturing costs.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time and resources to develop our current and any future product candidates. Our drug candidates pacritinib, tosedostat and Opaxio are currently in clinical development, and our product PIXUVRI, which is currently being commercialized in parts of Europe, is undergoing a post-approval commitment study. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib, tosedostat and Opaxio, and to complete the post-approval commitment study of PIXUVRI, because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib, tosedostat or Opaxio to generate material net cash inflows. In order to generate revenue from these products, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which begin on page 28 of this Quarterly Report on Form 10-Q and, in particular, in the following risk factors: “If our collaboration with Baxter with respect to pacritinib or any other collaboration for our products or product candidates is not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize the applicable product(s), which could have a material adverse effect on our business.”, “Product candidates that appear promising in research and development may fail to reach later stages of development for a number of reasons, including, among others, that clinical trials may take longer to complete than expected or may not be completed at all.”; “We or our collaboration partners may not obtain or maintain the regulatory approvals required to develop or commercialize some or all of our products.”; “Even if our drug candidates are successful in clinical trials and receive regulatory approvals, we or our collaboration partners may not be able to successfully commercialize them.”; and “Even if our products receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review by the FDA, the EMA and other foreign regulatory agencies, as applicable, and may be subject to additional post-marketing obligations, all of which may result in significant expense and limit commercialization of our products, including PIXUVRI.”

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.8 million for the three months ended June 30, 2014 as compared to $10.1 million for the three months ended June 30, 2013. This increase was primarily due to a $2.8 million increase in non-cash share-based compensation. The remaining increase is related to administrative expenses substantially associated with legal and patent services.

Interest expense. Interest expense is related to our senior secured term loan issued in March 2013 and December 2013. This expense increased to $0.5 million for the three months ended June 30, 2014 as compared to $0.3 million for the three months ended June 30, 2013 primarily due to the additional $5.0 million senior secured term loan that was issued in December 2013.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended June 30, 2014 and 2013 is related to the amortization of debt discount and issuance costs incurred on our senior secured term loan originally issued in 2013.

Foreign exchange gain (loss). The foreign exchange loss for the three months ended June 30, 2014 and foreign exchange gain for the three months ended June 30, 2013 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

Other income. Other income for the three months ended June 30, 2013 is primarily related to the change in fair value of the warrant issued in connection with the issuance of our senior secured term loan in March 2013 and gain on disposal of property and equipment. There was no significant activity for the comparable period in 2014.

Six months ended June 30, 2014 and 2013

Product sales, net. Net product sales from PIXUVRI for the six months ended June 30, 2014 and 2013 were $2.4 million and $1.4 million, respectively.

As of June 30, 2014, the balance from activity in discounts, returns and rebates is reflected in accounts receivable and accrued expenses. Balances and activity for the components of our gross to net sales adjustments for the six months ended June 30, 2014 and 2013 are as follows (in thousands) where gross sales is defined as our contracted reimbursement price in each country:

	Product returns	Discounts, rebates and other	Total
Balance at December 31, 2013	$39	$177	$216
Provision for current period sales	38	30	68
Adjustments to provision for prior period sales	—	—	—
Payments/credits for current period sales	—	(30)	(30)
Payments/credits for prior period sales	—	(76)	(76)
Balance at June 30, 2014	$77	$101	$178

	Product returns	Discounts, rebates and other	Total
Balance at December 31, 2012	$—	$—	$—
Provision for current period sales	37	186	223
Adjustments to provision for prior period sales	—	—	—
Payments/credits for current period sales	—	(44)	(44)
Payments/credits for prior period sales	—	—	—
Balance at June 30, 2013	$37	$142	$179

Provision for product returns increased $38,000 during the six months ended June 30, 2014 as compared to an increase of $37,000 during the six months ended June 30, 2013. This provision relates to a limited right of return or replacement that we offer to certain customers. To date, there have been no PIXUVRI product returns.

Provision for discounts, rebates and other during the six months ended June 30, 2014 and 2013 primarily relates to distributor discounts and government-mandated rebates on product sold. All rebate payments made during the six months ended June 30, 2014 relate to 2013 sales activity.

Please refer to Note 1, Description of Business and Summary of Significant Accounting Policies, under Part I, Item 1 in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information.

License and contract revenue. In connection with the execution of the Baxter Agreement in 2013, we allocated and recorded $2.7 million of the upfront payment we received under the Baxter Agreement to deferred revenue. We recognize license and contract revenue based on a proportional performance method, by which revenue is recognized in proportion to the development costs incurred. The development services under the Baxter Agreement are expected to be performed through approximately 2018, with the majority of development services expected to be completed by approximately the end of 2015. During the six months ended June 30, 2014, approximately $0.3 million of the remaining deferred revenue balance was recognized as revenue and included in license and contract revenue. We had no such revenue during the six months ended June 30, 2013.

Cost of product sold. Cost of product sold for the six months ended June 30, 2014 and 2013 was $347,000 and $91,000 for the sales of PIXUVRI, respectively. We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the CHMP. The manufacturing costs of PIXUVRI product prior to receipt of the CHMP’s positive opinion was expensed as research and development as incurred. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs in our inventory system prior to capitalization, and therefore the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product revenue will increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold. At this time, we cannot reasonably estimate the timing or rate of consumption of reduced-cost PIXUVRI product manufactured and expensed prior to capitalization, and we are unable to provide our estimate of cost of goods sold as a percentage of product revenue once such inventory is exhausted.

Research and development expenses. Our research and development expenses for our compounds are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Compounds:
PIXUVRI	$2,580	$2,528
Pacritinib	13,136	3,850
Opaxio	241	982
Tosedostat	284	606
Brostallicin	1	46
Operating expenses	9,541	8,196
Research and preclinical development	413	167
Total research and development expenses	$26,196	$16,375

Research and development expenses increased to approximately $26.2 million for the six months ended June 30, 2014 from approximately $16.4 million for the six months ended June 30, 2013. This $9.8 million increase was primarily due to development costs for the pacritinib program, which includes the expansion of patient enrollment in the PERSIST-1 clinical trial and an increase in start-up costs for the PERSIST-2 trial. The increase in operating expense is primarily due to additional non-cash share-based compensation between the periods. The offset to these increases was primarily attributable to a decrease in Opaxio development costs resulting from completion of the required patient enrollment in the GOG-0212 trial during the first quarter of 2014 and a reduction in manufacturing costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $30.5 million for the six months ended June 30, 2014 compared to $21.2 million for the six months ended June 30, 2013. This increase was primarily related to a $7.8 million increase in non-cash share-based compensation, a $0.6 million provision for  VAT assessments associated with our CTI (Europe) branch, and approximately $0.9 million related to compensation, benefits and additional administrative expense associated with legal and patent services.

Interest expense. Interest expense is related to our senior secured term loan issued in March 2013 and December 2013. This expense increased to $0.9 million for the six months ended June 30, 2014 as compared to $0.4 million for the six months ended June 30, 2013 primarily due to the additional $5.0 million senior secured term loan that was issued in December 2013.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the six months ended June 30, 2014 and 2013 is related to the amortization of debt discount and issuance costs incurred on our senior secured term loan originally issued in 2013.

Foreign exchange gain (loss). The foreign exchange losses for the six months ended June 30, 2014 and 2013 are due to fluctuations in foreign currency exchange rates, primarily related to payables and receivables in our European branches and subsidiaries denominated in foreign currencies.

Other expense. The expense amount for the six months ended June 30, 2014 is primarily related to the change in fair value of the warrant issued in connection with the issuance of our senior secured term loan in March 2013. The expense amount for the six months ended June 30, 2013 is primarily related to loss on disposal of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and cash equivalents. As of June 30, 2014, we had $33.2 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities increased to $38.4 million during the six months ended June 30, 2014 as compared to $30.6 million for the same period in 2013 primarily due to an increase in research and development activities related to pacritinib in 2014, an increase in interest paid on our long term debt and a refund of a VAT deposit received during the first quarter of 2013.

Net cash used in investing activities. Net cash used in investing activities decreased to $58,000 for the six months ended June 30, 2014 compared to $1.3 million for the same period in 2013 due to a decrease in purchases of property and equipment.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $0.1 million for the six months ended June 30, 2014. Net cash provided by financing activities of $9.5 million for the six months ended June 30, 2013 was primarily due to the issuance of long-term debt during the period.

Under our senior secured term loan agreement, we have borrowed an aggregate of $15.0 million ($10.0 million of which was funded in March 2013 and the remaining $5.0 million of which was funded in December 2013), and we have an option to borrow an additional $5.0 million through October 31, 2014, subject to certain conditions. For additional information on this loan, please refer to Note 3, Long-term Debt, under Part I, Item 1 in this Quarterly Report on Form 10-Q.

Capital Resources and Requirements

As of June 30, 2014, our available cash and cash equivalents were $33.2 million, and we had $15.0 million in debt outstanding under our senior secured term loan agreement (with an option to borrow an additional $5.0 million through October 31, 2014, subject to certain conditions). At our currently planned spending rate, we believe that our present financial resources (including the milestone payment we received in August 2014 under the Baxter Agreement and presently available borrowings under our senior secured term loan agreement), together with additional milestone payments projected to be received under certain of our contractual agreements through 2015 and expected European sales from PIXUVRI, will be sufficient to fund our operations into the third quarter of 2015. However, our future capital requirements will depend on many factors, including:

—	changes in manufacturing;
—	results of, and other developments with respect to, our clinical trials (including changes in clinical trial expenses);
—	acquisitions of compounds or other assets;
—	any expansion of our sales and marketing organization in Europe;
—	regulatory approval developments;
—	at the time of a future request, failure to then satisfy the requirements for an advance under our senior secured term loan agreement or a denial by our lender to advance requested funds;
—	failure to receive projected milestone payments under our contractual agreements;
—	failure to achieve projected sales of PIXUVRI; and
—	other unplanned business developments.

These and other factors may consume resources earlier than planned, and as a result, our forecast for the period for which we will have sufficient resources to fund our business may fail.

We expect that we will need to raise additional funds to develop our business. We may seek to raise such capital through equity or debt financings, partnerships, collaborations, joint ventures, disposition of assets or other sources. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel and/or refrain from making our contractually required payments when due, which could harm our business, financial condition, operating results and prospects.

The following table includes information relating to our contractual obligations as of June 30, 2014 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases:
Facilities	$19,257	$2,585	$4,689	$4,777	$7,206
Long-term debt	15,000	4,596	10,404	—	—
Interest on long-term debt(1)	2,641	1,700	941	—	—
Purchase commitments(2)	7,257	7,210	47	—	—
Other obligations(3)	1,283	—	1,283	—	—
	$45,438	$16,091	$17,364	$4,777	$7,206
(1)

The interest rate on our long-term debt currently floats at a rate per annum equal to 12.25% plus the amount by which the prime rate exceeds 3.25%. The amounts presented for interest payments in future periods assume a prime rate of 3.25%.

(2)	Purchase commitments include obligations related to manufacturing supply, insurance and other purchase commitments.
(3)	Other obligations do not include $4.6 million deferred rent associated with our operating lease for office space.

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

LICENSE AGREEMENTS AND ADDITIONAL MILESTONE ACTIVITIES

Baxter

In November 2013, we entered into the Baxter Agreement for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas. Under the Baxter Agreement, we granted Baxter an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable license (which is sub-licensable under certain circumstances) relating to pacritinib. Licensed products under the Baxter Agreement consist of products in which pacritinib is an ingredient.

Baxter granted to us a non-exclusive license in order for us to perform our rights and obligations under the Baxter Agreement, including our co-promotion rights in the U.S. and manufacturing obligations.

Baxter paid us an upfront payment of $60 million, which included a $30 million investment in our equity. We are also eligible to receive potential payments of up to $302 million upon the successful achievement of certain development and commercialization milestones, comprised of $112 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190 million. Of such milestones, $67 million relates to clinical progress milestones ($20 million of which we have received). We and Baxter will jointly commercialize and share profits and losses on sales of pacritinib in the U.S.

We were responsible for all development costs incurred prior to January 1, 2014, and will be responsible for approximately $96 million in U.S. and E.U. development costs incurred thereafter. Of such $96 million in development costs, we anticipate that up to $67 million will be effectively offset through the payment from Baxter through 2015 of the aforementioned potential clinical progress milestones ($20 million of which, as noted above, we have already received). All development costs exceeding the $96 million threshold will generally be shared as follows: (i) costs generally applicable worldwide will be shared 75 percent to Baxter and 25 percent to us, (ii) costs applicable to territories exclusive to Baxter will be 100 percent borne by Baxter and (iii) costs applicable exclusively to co-promotion in the U.S. will be shared equally between the parties, subject to certain exceptions.

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

The Baxter Agreement will expire when there is no longer any obligation for Baxter to pay royalties to us in any jurisdiction, at which time the licenses granted to Baxter will become perpetual and royalty-free. We or Baxter may terminate the Baxter Agreement prior to its expiration in certain circumstances. Following the one-year anniversary of receipt of regulatory approval in Australia, Canada, China, France, Germany, Italy, Japan, Spain, the U.K. or the U.S., we may terminate the Baxter Agreement as to one or more particular countries if Baxter has not undertaken requisite regulatory or commercialization efforts in the applicable country and certain other conditions are met. Baxter may terminate the Baxter Agreement earlier than its expiration in certain circumstances including

(i) in the event development costs for myelofibrosis for the period commencing January 1, 2014 are reasonably projected to exceed a specified threshold, (ii) as to some or all countries in the event of commercial failure of the licensed product or (iii) without cause following the one-year anniversary of the effective date of the Baxter Agreement, provided that such termination will have a lead-in period of six months before it becomes effective. Additionally, either party may terminate the Baxter Agreement prior to its expiration in events of force majeure, or the other party’s uncured material breach or insolvency. In the event of a termination prior to the expiration date, rights in pacritinib will revert to us.

The Baxter Agreement also requires Baxter and us to negotiate and enter into a Manufacturing and Supply Agreement, which will provide for the manufacture of the licensed products.

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

Under the Chroma License Agreement, we are required to oversee and are responsible for performing the development operations and commercialization activities in the Licensed Territory, and Chroma will oversee and is responsible for performing the development operations and commercialization activities worldwide except for the Licensed Territory. We will be responsible for 75 percent of all development costs, while Chroma will be responsible for 25 percent of all development costs, subject to certain exceptions. Chroma is responsible for the manufacturing of tosedostat for development purposes in accordance with the terms of our supply agreement with Chroma. We have the option of obtaining a commercial supply of tosedostat from Chroma or from another manufacturer at our sole discretion in the Licensed Territory. The Chroma License Agreement may be terminated by us at our convenience upon 120 days’ written notice to Chroma. The Chroma License Agreement may also be terminated by either party following a material breach by the other party subject to notice and cure periods. As discussed in Part II, Item 1, Legal Proceedings, the parties have certain disputes arising under the Chroma License Agreement, although no court proceedings have commenced as of the time of this filing.

Gynecologic Oncology Group

We entered into an agreement with the GOG in March 2004, as amended, related to the GOG-0212 trial of Opaxio in patients with ovarian cancer, which the GOG is conducting. We recorded a $0.9 million obligation due to the GOG based on the 1,100 patient enrollment milestone achieved in the third quarter of 2013 which was subsequently paid in the first half of 2014. In the first quarter of 2014, we also recorded a $0.3 million obligation to the GOG as required under the agreement based on the additional 50 patients enrolled, with such amount being paid in April 2014. We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of June 30, 2014.

PG-TXL

In November 1998, we entered into an agreement, or the PG-TXL Agreement, with PG-TXL Company, L.P., or PG-TXL, as amended, which grants us an exclusive worldwide license for the rights to Opaxio and to all potential uses of PG-TXL’s polymer technology. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones of up to $14.4 million. The timing of the remaining milestone payments under the PG-TXL Agreement is based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we are required to make royalty payments to PG-TXL based on net sales. Our royalty payments range from low to mid single-digits as a percentage of net sales. Unless otherwise terminated, the term of the PG-TXL Agreement continues until no royalties are payable to PG-TXL. We may terminate the PG-TXL Agreement upon advance written notice to PG-TXL in the event issues regarding the safety of the products licensed pursuant to the PG-TXL Agreement arise during development or clinical data obtained reveal a materially adverse tolerability profile for the licensed product in humans, or for any reason upon advance written notice. In addition, either party may terminate the PG-TXL Agreement upon advance written notice in the event certain license fee payments are not made; in the event of an uncured material breach of the respective material obligations and conditions of the PG-TXL Agreement; or in the event of liquidation or bankruptcy of the other party.

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

Nerviano Medical Sciences

Our license agreement dated October 6, 2006 with Nerviano Medical Sciences, S.r.l. for brostallicin, a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity, provides for the potential payment by us of up to $80 million in milestone payments based on the achievement of certain product development results. Due to the early stage of development of brostallicin, we cannot make a determination that the milestone payments are reasonably likely to occur at this time.

Cephalon

In June 2005, we entered into an acquisition agreement with Cephalon, Inc., or Cephalon, pursuant to which we divested of the compound, TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. Under this agreement, we have the right to receive up to $100 million in payments upon achievement by Teva of specified sales and development milestones related to TRISENOX. In November 2013, we received a $5.0 million payment related to achievement of a sales milestone.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles generally accepted in the U.S. in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary materially from what we anticipate and different assumptions or estimates about the future could change our reported results. There have been no material changes to our critical accounting estimates discussed in our 2013 10-K. For a discussion of our critical accounting estimates, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of such Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. Changes in the value of the U.S. dollar as compared to the euro might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our euro denominated assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the euro. As of June 30, 2014, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $2.1 million as of this date.

Interest Rate Risk

As of June 30, 2014, we had an outstanding balance under our senior secured term loan of $15.0 million, and we have the option to borrow an additional $5.0 million through October 31, 2014, subject to certain conditions. The senior secured term loan bears interest at variable rates. Based on the outstanding amount under such loan at June 30, 2014 of $15.0 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of $0.1 million. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, please refer to Note 3, Long-term Debt, under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Financial Information

With respect to our unaudited condensed consolidated financial statements for the six-month period ended June 30, 2014, included herein, Marcum LLP, or Marcum, reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 4, 2014 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Marcum has not carried out any significant or additional audit beyond that which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Marcum is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

and Shareholders of CTI BioPharma Corp.

We have reviewed the accompanying condensed consolidated balance sheet of CTI BioPharma Corp. (formerly known as Cell Therapeutics, Inc.) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive loss for the three- and six-month periods ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of CTI BioPharma Corp. (formerly known as Cell Therapeutics, Inc.) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2014, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

Marcum LLP

San Francisco, California

August 4, 2014

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On December 10, 2009, the Commissione Nazionale per le Società e la Borsa (which is the public authority responsible for regulating the Italian securities markets), or CONSOB, sent us a notice claiming, among other things, violation of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. The sanction established by Section 193, paragraph 1 of the Italian Legislative Decree no. 58/98 for such violation could require us to pay a pecuniary administrative sanction amounting to between $7,000 and $684,000 upon conversion from euros as of June 30, 2014. Until CONSOB’s right is barred, CONSOB may, at any time, confirm the occurrence of the asserted violation and apply a pecuniary administrative sanction within the foregoing range. To date, we have not received any such notification.

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $12.9 million converted using the currency exchange rate as of June 30, 2014, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. Following is a summary of the status of the legal proceedings surrounding each respective VAT year return at issue:

2003 VAT. In September 2011, the Provincial Tax Court issued decision no. 229/3/2011, which (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us and (iii) found the ITA liable to pay us €10,000, as partial refund of the legal expenses we incurred for our appeal. In October 2012, the ITA appealed this decision. In June 2013, the Regional Tax Court issued decision no. 119/50/13, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. In January 2014, we appealed such decision to the Supreme Court both on procedural grounds and on the merits of the case. In March 2014, we paid a deposit in respect of the 2003 VAT matter of €0.4 million, or approximately $0.5 million upon conversion from euros as of the date of payment following the ITA’s request for such payment.

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

2006 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2007 VAT case) in which it (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us and (iii) found that for the 2006 and 2007 VAT cases the ITA was liable to pay us €10,000 as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2007 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal. The ITA appealed such decision to the Italian Supreme Court in November 2013.

2007 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2006 VAT case described above) in which the Provincial Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for 2006 and 2007 VAT cases the ITA was liable to pay us €10,000 as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2006 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us and found the ITA liable to pay us €12,000 as partial refund of the legal expenses we incurred for this appeal. The ITA appealed such decision to the Italian Supreme Court in November 2013.

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

In July 2014, Joseph Lopez and Gilbert Soper, shareholders of the Company, filed a derivative lawsuit purportedly on behalf of the Company, which is named a nominal defendant, against all current and one past member of the Company’s Board of Directors in King County Superior Court in the State of Washington, docketed as Lopez & Gilbert v. Nudelman, et al., Case No. 14-2-18941-9 SEA. The lawsuit alleges that the directors exceeded their authority under the Company’s 2007 Equity Incentive Plan, or the Plan, by improperly transferring 4,756,137 shares of the Company’s common stock from the Company to themselves. It alleges that the directors breached their fiduciary duties by granting themselves fully vested shares of Company common stock, which the plaintiffs allege were not among the six types of grants authorized by the Plan, and that the non-employee directors were unjustly enriched by these grants. The lawsuit also alleges that from 2011 through 2014, the non-employee members of the Board of Directors granted themselves grossly excessive compensation, and in doing so breached their fiduciary duties and were unjustly enriched. Among other remedies, the lawsuit seeks a declaration that the specified grants of common stock violated the Plan, rescission of the granted shares, disgorgement of the compensation awards to the non-employee directors from 2011 through 2014, disgorgement of all compensation and other benefits received by the defendant directors in the course of their breaches of fiduciary duties, damages, an order for certain corporate reforms and plaintiffs’ costs and attorneys’ fees. Because the complaint is derivative in nature, it does not seek monetary damages from the Company.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The occurrence of any of the following risks described below and elsewhere in this document, including the risk that our actual results may differ materially from those anticipated in these forward-looking statements, could materially adversely affect our business, financial condition, operating results and prospects and the market price of our securities. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects and the market price of our securities.

Factors Affecting Our Business, Financial Condition, Operating Results and Prospects

We expect that we will need to raise additional financing to develop our business, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could harm our liquidity, financial condition, business, operating results and prospects.

We have substantial operating expenses associated with the development of our product candidates and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $33.2 million as of June 30, 2014. At our currently planned spending rate, we believe that our present financial resources (including the milestone payment we received in August 2014 under the Baxter Agreement and presently available borrowings under our senior secured term loan agreement), together with additional milestone payments projected to be received under certain of our contractual agreements through 2015 and expected European sales from PIXUVRI, will be sufficient to fund our operations into the third quarter of 2015. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, clinical trial expenses, acquisitions of compounds or other assets, any expansion of our sales and marketing organization in Europe, regulatory approval developments and other unplanned business developments may consume capital resources earlier than planned. Additionally, we may not be then eligible for an advance under our senior secured term loan at the time of a request (or we may otherwise be denied such advance by the lender), and we may not receive projected milestone payments under the applicable contractual agreements or sales from PIXUVRI. Due to these and other factors, our forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

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

—

our ability to raise capital through the issuance of additional shares of our common stock or convertible securities is restricted by the limited number of our residual authorized shares, the difficulty of obtaining shareholder approval to increase authorized shares, and the restrictive covenants of our senior secured term loan agreement;

—	issuance of equity securities or convertible securities will dilute the proportionate ownership of existing shareholders;
—	our ability to raise debt capital is limited by our existing senior secured term loan agreement;
—	some of such arrangements may require us to relinquish rights to certain assets; and
—	we may be required to meet additional regulatory requirements, and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain funding.

For these and other reasons, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel and/or refrain from making our contractually required payments when due, which could harm our business, financial condition, operating results and prospects.

We may continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2014, we had an accumulated deficit of $1.9 billion. We are pursuing certain regulatory approvals for PIXUVRI, pacritinib, tosedostat and Opaxio. We will need to continue to conduct research, development, testing and regulatory compliance activities and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, may result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

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

Successful development of anti-cancer and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and speculative. Product candidates that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

—	delay or failure in obtaining necessary U.S. and international regulatory approvals, or the imposition of a partial or full regulatory hold on a clinical trial;
—

difficulties in formulating a product candidate, scaling the manufacturing process and obtaining manufacturing approval, pricing, reimbursement issues or other factors that may make the product uneconomical to commercialize;

—

production problems, such as the inability to obtain raw materials or supplies satisfying acceptable standards for the manufacture of our products, equipment obsolescence, malfunctions or failures, product quality/contamination problems or changes in regulations requiring manufacturing modifications;

—	inefficient cost structure of a product candidate compared to alternative treatments;
—	obstacles resulting from proprietary rights held by others with respect to a product candidate, such as patent rights;
—

lower than anticipated rates of patient enrollment as a result of factors, such as the number of patients with the relevant conditions, the proximity of patients to clinical testing centers, eligibility criteria for tests and competition with other clinical testing programs;

—

preclinical or clinical testing requiring significantly more time than expected, resources or expertise than originally expected and inadequate financing, which could cause clinical trials to be delayed or terminated;

—	failure of clinical testing to show potential products to be safe and efficacious, and failure to demonstrate desired safety and efficacy characteristics in human clinical trials;
—

suspension of a clinical trial at any time by us, a collaboration partner or a regulatory authority on the basis that the participants are being exposed to unacceptable health risks or for other reasons; or

—

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

We or our collaboration partners may not obtain or maintain the regulatory approvals required to develop or commercialize some or all of our products.

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other states and countries, including the EMA in the E.U. Pacritinib and our other product candidates are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the E.U., we have not received marketing approval for our compounds (and we are not currently pursuing FDA marketing approval of PIXUVRI). Information about the status of regulatory approvals of our compounds can be found in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference herein. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other countries until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address and the regulations applicable to any particular drug candidate. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

—	a drug candidate may not be shown to be safe or effective;
—	clinical trial results may be negative or inconclusive, or adverse medical events may occur during a clinical trial;
—	they may not approve the manufacturing process of a drug candidate;
—	they may interpret data from pre-clinical and clinical trials in different ways than we do;

—	a drug candidate may fail to comply with regulatory requirements; or
—	they might change their approval policies or adopt new regulations.

Any delay or failure by us or, where applicable, a collaboration partner, to obtain regulatory approvals of our products could adversely affect the marketing of our products. If our products are not approved quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, operating results and prospects could be harmed.

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

Pacritinib, Opaxio and tosedostat are currently in clinical trials; the development and clinical trials of these products may not be successful and, even if they are, such products may never be successfully developed into commercial products. Even if our products are successful in clinical trials or in obtaining other regulatory approvals, our products (even those that have been granted conditional marketing authorization, such as PIXUVRI) may not reach the market for a number of reasons including:

—	they may be found ineffective or cause harmful side effects;
—	they may be difficult to manufacture on a scale necessary for commercialization;
—	they may be uneconomical to produce;
—	we may fail to obtain reimbursement amount approvals or pricing that is cost effective for patients as compared to other available forms of treatment;
—	they may not compete effectively with existing or future alternatives to our products;
—	we may be unable to sell marketing rights or develop commercial operations;
—	they may fail to achieve market acceptance; or
—	we may be precluded from commercialization of our products due to proprietary rights of third parties.

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

The pharmaceutical business is subject to increasing government price controls and other restrictions on pricing, reimbursement, and access to drugs, which could adversely affect our future revenues and profitability.

To the extent our products are developed, commercialized and successfully introduced to market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. Globally, governmental and other third-party payors are becoming increasingly aggressive in attempting to contain healthcare costs by strictly controlling, directly or indirectly, pricing and reimbursement and, in some cases, limiting or denying coverage altogether on the basis of a variety of justifications, and we expect pressures on pricing and reimbursement from both governments and private payors inside and outside the U.S. to continue. In the U.S., we are subject to substantial pricing, reimbursement and access pressures from state Medicaid programs, private insurance programs and pharmacy benefit managers, and implementation of U.S. health care reform legislation is increasing these pricing pressures. The Patient Protection and Affordable Care Act (HR 3590) instituted comprehensive health care reform commencing in 2010 and includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. In almost all European markets, pricing and choice of prescription pharmaceuticals are subject to governmental control. Therefore, the price of our products and their reimbursement in Europe is and will be determined by national regulatory authorities. Reimbursement decisions from one or more of the European markets may impact reimbursement decisions in other European markets. A variety of factors are considered in making reimbursement decisions, including whether there is sufficient evidence to show that treatment with the product is more effective than current treatments, that the product represents good value for money for the health service it provides and that treatment with the product works at least as well as currently available treatments. The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital.

We may never be able to generate significant product revenues from the sale of PIXUVRI.

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend on the commercial success in Europe of our only marketed product candidate, PIXUVRI. PIXUVRI is not approved for marketing in the U.S. and is available only in those countries identified in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  For a discussion of the reimbursement status in the applicable countries, also see such section. However, our ability to continue to commercialize PIXUVRI in the E.U. will depend on our ability to obtain an annual renewal of our conditional marketing authorization for PIXUVRI and to timely complete the post-marketing study of PIXUVRI aimed at confirming the clinical benefit previously observed in PIXUVRI. A failure of such study could result in a cessation of commercialization of PIXUVRI in the E.U.

In addition, the successful commercialization of PIXUVRI depends heavily on our ability to obtain and maintain favorable reimbursement rates for users of PIXUVRI, as well as on various additional factors, including, without limitation, our ability to:

—	increase and maintain demand for and sales of PIXUVRI and obtain greater acceptance of PIXUVRI by physicians and patients;
—	establish and maintain agreements with wholesalers and distributors on reasonable terms;
—

maintain, and enter into additional, commercial manufacturing arrangements with third-parties, cost-effectively manufacture necessary quantities and build distribution, managerial and other capabilities; and

—	further develop and maintain a commercial organization to market PIXUVRI.

If we are unable to successfully commercialize PIXUVRI as planned, our business, financial condition, operating results and prospects could be harmed.

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

We are required under the NASDAQ Marketplace Rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20 percent of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by the NASDAQ Marketplace Rules or NASDAQ as well as under certain other circumstances. We have in the past and may in the future issue additional equity securities that would comprise more than 20 percent of the total shares of our common stock outstanding in order to fund our operations. However, we might not be successful in obtaining the required shareholder approval for any future issuance that requires shareholder approval pursuant to applicable rules and regulations, particularly in light of the historical difficulties we have experienced in obtaining a quorum and holding shareholder meetings discussed above. If we are unable to obtain financing due to shareholder approval difficulties, such failure may harm our ability to continue operations.

We are subject to Italian regulatory requirements, which limit our ability to issue additional shares of our common stock, could result in administrative and other challenges and additional expenses and/or could limit our ability to undertake other business initiatives.

Because our common stock is traded on the MTA in Italy, we are required to also comply with the rules and regulations of CONSOB and the Borsa Italiana, which regulate companies listed on Italy’s public markets. Compliance with Italian regulatory requirements may delay additional issuances of our common stock or other business initiatives. Under Italian law, we must publish a registration document, securities note and summary that have to be approved by CONSOB prior to issuing common stock that exceeds, in any twelve-month period, 10 percent of the number of shares of our common stock outstanding at the beginning of that period, subject to certain exceptions. If we are unable to obtain and maintain a registration document, securities note or summary to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. For example, we have issued convertible preferred stock in numerous prior offerings and may in the future issue convertible securities because the common stock resulting from the conversion of such securities, subject to current provisions of European Directive No. 71/2003 and, according to the current interpretations of the Committee of European Securities Regulators, is not subject to the 10 percent limitation imposed by E.U. and Italian law. However, any changes to Italian regulatory requirements, exemptions or interpretations may increase compliance costs or limit our ability to issue securities. Compliance with these regulations and responding to periodic information requests from Borsa Italiana and CONSOB requires us to devote additional time and resources to regulatory compliance matters and to incur additional expenses of engaging additional outside counsel, accountants and other professional advisors. Actual or alleged failure to comply with Italian regulators can also subject us to regulatory investigations. For more information on current investigations, see the regulatory investigations that are discussed in more detail in Part II, Item 1, Legal Proceedings.

Any of such regulatory requirements of CONSOB and the Borsa Italiana could result in administrative and other challenges and additional expenses, limit our ability to undertake other business initiatives and negatively affect our business, financial condition, operating results and prospects.

We will incur a variety of costs for and may never realize the anticipated benefits of acquisitions or other strategic transactions.

We evaluate and undertake acquisitions and other strategic transactions from time to time. The process of negotiating these transactions, as well as integrating any acquisitions or implementing any strategic alliances, may result in operating difficulties and expenditures. In addition, these transactions may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. These undertakings could also result in potentially dilutive issuances of equity securities, including common stock and preferred stock, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, and we may never realize the anticipated benefits. In addition, following the consummation of a transaction, our results of operations and the market price of our common stock may be affected by factors different from those that affected our results of operations and the market price of our common stock prior to such acquisition. Any of the foregoing consequences resulting from transactions of the type described above could harm our business, financial condition, operating results or prospects.

We may owe additional amounts for value added taxes related to our operations in Europe.

Our European operations are subject to the VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $5.8 million and $5.7 million as of June 30, 2014 and December 31, 2013, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million.

While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, Legal Proceedings and is incorporated by reference herein. If the final decision of the Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $12.9 million converted using the currency exchange rate as of June 30, 2014) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

We cannot predict the outcome of our post-approval commitment trial for PIXUVRI or our ability to satisfy the requirements to convert our conditional marketing authorization for PIXUVRI in the E.U. into full marketing authorization in the E.U. Any failure thereof, as well as any additional clinical trials or actions we may need to pursue to obtain approval in the E.U. or otherwise, may negatively affect our business, financial condition, operating results or prospects.

In March 2011, we initiated a randomized pivotal trial of PIXUVRI for the treatment of relapsed or refractory aggressive B-cell NHL. This post-approval commitment trial, referred to as PIX-R, or PIX306, compares a combination of PIXUVRI plus rituximab to a combination of gemcitabine plus rituximab in patients who have relapsed after one to three prior regimens for aggressive B-cell NHL and who are not eligible for autologous stem cell transplant. We cannot predict the outcome of PIX306. We may not be able to demonstrate the clinical benefit of PIXUVRI in patients who had previously received rituximab or that PIXUVRI is more clinically effective than treatments currently used in clinical practice. In addition, we do not anticipate that we will be able to submit the requisite PIX306 study report by June 2015, which is the present completion date agreed upon with the EMA in order to be eligible to convert the conditional marketing authorization for PIXUVRI in the E.U. into full marketing authorization in the E.U., and we have notified the EMA that we intend to seek an extension of such date by approximately one year. If we are unable to obtain agreement with the EMA concerning such extension and/or to submit the requisite PIX306 study report by any such extended date, or are otherwise unable to satisfy all applicable requirements, our conditional marketing authorization for PIXUVRI may be revoked. We may also need to take additional steps than those currently contemplated to obtain regulatory approval of PIXUVRI in the E.U. The expense to design and conduct clinical trials are substantial, and any failure of PIX306, as well as any additional clinical trials or actions we may need to pursue to obtain approval of PIXUVRI in the E.U. or otherwise, may negatively affect our business, financial condition, operating results or prospects.

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

A failure to comply with laws and regulations that govern our cross-border conduct, as well as with healthcare fraud and abuse and anti-corruption and false claims laws and regulations, could result in substantial penalties and prosecution.

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

We are dependent on third parties for a number of critical operational activities including, in particular, for the manufacture, testing and distribution of products and product candidates and associated activities. Any failure or delay in these undertakings by third-parties could harm our business.

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships, including, in particular, for the manufacture, testing and distribution of products and product candidates and associated activities. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of drug products in compliance with current Good Manufacturing Practices, or cGMPs. As a result, we are reliant on third parties to supply us in a timely manner with manufactured products, and, with respect to certain of our compounds, we are dependent on a single manufacturer. We depend on these third parties to conduct their operations in compliance with cGMPs or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of such regulatory authorities may take action against a contract manufacturer who violates cGMPs. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance. We also rely on third-party vendors for certain warehousing, transportation, distribution, order processing and cash collection services. In addition, with respect to certain steps in the distribution chain of our products and product candidates, we rely on single vendors. The use of single vendors for various manufacturing and distribution activities could expose us to an interruption in service related to these individual, independent vendors. As a result, engaging in operations subject to this concentration risk could harm our business.

If the third parties on which we depend were to default on the performance of their contractual obligations to us or otherwise fail in properly executing their activities on our behalf, including, but not limited to, those relating to the manufacture, testing, distribution and other operational activities, our business could be harmed.

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

—

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

—	If we are successful in bringing pacritinib to market, pacritinib will face competition from ruxolitinib (Jakafi®) and new drugs targeting similar diseases that may be developed and marketed.
—

If we are successful in bringing tosedostat to market, tosedostat will face competition from currently marketed products, such as cytarabine, Dacogen®, Vidaza®, Clolar®, Revlimid®, Thalomid® and new anti-cancer drugs that may be developed and marketed.

—

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

We have acquired or licensed intellectual property from third parties, including patent applications and patents relating to intellectual property for PIXUVRI, pacritinib and tosedostat. We have also licensed the intellectual property for our drug delivery technology relating to Opaxio, which uses polymers that are linked to drugs known as polymer-drug conjugates. Some of our product development programs depend on our ability to maintain rights under these arrangements. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights.

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

—

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

—	Our U.S. and various foreign pacritinib-directed patents expire from 2026 through 2029.
—	Our tosedostat-directed U.S. and Canadian patents expire from 2017 to 2018, while our tosedostat-directed patents in Mexico expire in 2018.
—	Our U.S. and various foreign Opaxio-directed patents expire on various dates ranging from 2017 through 2018.
—	Our U.S. and various foreign brostallicin-directed patents expire on various dates ranging between 2017 through 2021.

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

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to:

—	obtain and maintain patent protection for our products or processes both in the U.S. and other countries;
—	protect trade secrets; and
—	prevent others from infringing on our proprietary rights.

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

We are currently and may in the future be subject to regulatory or legal proceedings that could harm our financial condition and operating results.

We may be subject to regulatory matters or legal claims, including possible securities, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part II, Item 1, Legal Proceedings, we are currently engaged in a number of pending legal matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Adverse outcomes in some or all of such pending cases may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, and if an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. We are subject to a variety of claims and lawsuits from time to time, some of which arise in the ordinary course of our business. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

Securities class action and shareholder derivative lawsuits are often instituted against issuers; we have been subjected to such actions and presently are subject to a derivative lawsuit. In addition, we recently settled a shareholder derivative lawsuit in May 2013 pursuant to which we agreed to implement certain corporate governance measures and were required to pay $1.4 million in plaintiffs’ attorneys’ fees and reimbursement of expenses, all of which amount was covered by our insurance.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 29, 2014, our stock price has ranged from a low of $1.01 to a high of $4.25. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

—	announcements by us or others of results of clinical trials and regulatory actions;
—	announcements by us or others of serious adverse events that have occurred during administration of our products to patients;
—	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;
—	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;
—	our quarterly operating results;
—	developments or disputes concerning patent or other proprietary rights;
—	developments in relationships with collaborative partners;
—	acquisitions or divestitures;
—	our ability to realize the anticipated benefits of pacritinib;
—	litigation and government proceedings;
—	adverse legislation, including changes in governmental regulation;
—	third-party reimbursement policies;
—	changes in securities analysts’ recommendations;
—	short selling of our securities;
—	changes in health care policies and practices;
—	a failure to achieve previously announced goals and objectives as or when projected;
—	halting or suspension of trading in our common stock on The NASDAQ Capital Market by NASDAQ or on the MTA by CONSOB, or the Borsa Italiana; and
—	general economic and market conditions.

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

We may not be able to maintain our listings on The NASDAQ Capital Market and the MTA in Italy, or trading on these exchanges may otherwise be halted or suspended, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

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

If our common stock ceases to be listed for trading on The NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under our senior secured term loan and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on The NASDAQ Capital Market or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Delisting from The NASDAQ Capital Market could also affect our ability to maintain our listing or trading on the MTA. Trading in our common stock has been halted or suspended on both The NASDAQ Capital Market and MTA in the past and may also be halted or suspended in the future due to market or trading conditions at the discretion of The NASDAQ Stock Market LLC, CONSOB or the Borsa Italiana (which ensures the development of the managed markets in Italy). Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

Future sales or other dilution of our equity may harm the market price of shares of our common stock or preferred stock.

We expect to issue additional equity securities to fund our operating expenses as well as for other purposes, including in connection with acquisitions or other strategic transactions we may undertake from time to time. The market price of our shares of common stock or preferred stock could decline as a result of sales of a large number of shares of our common stock or preferred stock or similar securities in the market, or the perception that such sales could occur in the future.

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

Provisions of our amended and restated articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests or to effect changes in control. These provisions include:

—	elimination of cumulative voting in the election of directors;
—	procedures for advance notification of shareholder nominations and proposals;
—	the ability of our Board of Directors to amend our bylaws without shareholder approval; and
—

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases in the Second Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2014	54	$3.07	—	—
May 1 – May 31, 2014	163	$2.71	—	—
June 1 – June 30, 2014	729	$3.02	—	—
Total	946	$2.97	—	—
(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under the Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Location

2.1	Agreement and Plan of Merger by and between Cell Therapeutics, Inc. and Novuspharma, S.p.A., dated as of June 16, 2003.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.

2.2	Acquisition Agreement by and among Cell Therapeutics, Inc., Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.

2.3	Acquisition Agreement among Cell Therapeutics, Inc., Cactus Acquisition Corp., Saguaro Acquisition Company LLC, Systems Medicine, Inc. and Tom Hornaday and Lon Smith dated July 24, 2007.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007.

2.4

Second Amendment to the Acquisition Agreement, dated as of August 6, 2009, by and among Cell Therapeutics, Inc. and each of Tom Hornaday and Lon Smith, in their capacities as Stockholder Representatives.

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2009.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2008.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2008.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series F Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009.

3.4	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2009.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 1 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 2 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2009.

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation; Certificate of Designation, Preferences and Rights of Series ZZ Junior Participating Cumulative Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.
3.8
	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2010.
3.9	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2010.

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 5 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010.

3.11	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 6 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2010.

3.12	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2010.

Exhibit Number	Exhibit Description	Location
3.13	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 7 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010.

3.14	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 8 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011.

3.15	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 9 Preferred Stock.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 18, 2011.

3.16	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 10 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011.

3.17	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 11 Preferred Stock.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2011.

3.18	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 12 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011.

3.19	Articles of Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2011.
3.20
	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2011.
3.21	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 13 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011.

3.22	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2011.

3.23	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 14 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

3.24	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-1 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012.

3.25	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 16 Preferred Stock.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2012.

3.26	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 15-2 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012.

3.27	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 31, 2012.

3.28	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

3.29	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 17 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2012.

3.30	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 26, 2013.

Exhibit Number	Exhibit Description	Location
3.31	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 18 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2013.

3.32	Articles of Amendment to Amended and Restated Articles of Incorporation; Designation of Preferences, Rights and Limitations of Series 19 Preferred Stock.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2013.

3.33	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2014.

3.34	Amendment to Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 2, 2014.

3.35	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2010.

3.36	Amendment No. 1 to Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2014.

3.37	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on June 2, 2014.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between Cell Therapeutics, Inc. and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between Cell Therapeutics, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between Cell Therapeutics, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Class B Common Stock Purchase Warrant, dated April 13, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2009.

4.5	Common Stock Purchase Warrant, dated May 11, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2009.

4.6	Form of Common Stock Purchase Warrant, dated May 27, 2010.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2010.

4.7	Form of Common Stock Purchase Warrant, dated July 27, 2010.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2010.

4.8	Form of Common Stock Purchase Warrant, dated October 22, 2010.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010.

4.9	Form of Common Stock Purchase Warrant, dated May 3, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011.
4.10	Form of Common Stock Purchase Warrant, dated July 5, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011.

4.11	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

4.12	Form of Warrant to Purchase Common Stock, dated May 29, 2012.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on May 31, 2012.

Exhibit Number	Exhibit Description	Location

4.13	Form of Warrant to Purchase Common Stock, dated July 30, 2012.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on August 1, 2012.

4.14	Warrant Agreement, dated March 26, 2013, by and between Cell Therapeutics, Inc. and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2013.

10.1†	Manufacturing and Supply Agreement, dated as of April 15, 2014, by and between Cell Therapeutics, Inc. and DSM Fine Chemicals Austria Nfg GmbH & Co KG.	Filed herewith.

10.2	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 2, 2014.

10.3	CTI BioPharma Corp. 2007 Equity Incentive Plan, effective as of June 20, 2003 and amended and restated as of May 30, 2014.	Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed on June 4, 2014.

15	Letter regarding Unaudited Interim Financial Information.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.
†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: August 4, 2014	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 4, 2014	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration