Form 10-K/A
period 2014-12-31
CTI BIOPHARMA CORP
filed 2015-04-30
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

CTI BioPharma Corp. (“CTI”, “we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2014 that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2015 (the “Original Form 10-K”). This Form 10-K/A is being filed solely to include the information required in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement that involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. We are filing this Form 10-K/A to include the information required by Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K because we no longer intend to file such definitive proxy statement within 120 days after the end of our fiscal year covered by the Original Form 10-K.

The reference on the cover of the Original Form 10-K to the incorporation by reference to certain portions of the registrant’s definitive proxy statement for its 2015 annual meeting of shareholders into Part III of the Original Form 10-K is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K are hereby amended and restated in their entirety and Part IV, Item 15 of the Original Form 10-K is hereby amended to reflect the new certifications filed by our principal executive officer and our principal financial officer as exhibits to this Form 10-K/A. Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Form 10-K/A, and this Form 10-K/A does not otherwise reflect events occurring after March 12, 2015, which is the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The table below provides biographical information as of April 15, 2015 for each of our directors.

Name	Age	Director Since
Phillip M. Nudelman, Ph.D.(1)(2)(3)(4)(5)	79	1994
John H. Bauer(1)	74	2005
James A. Bianco, M.D.(2)	58	1991
Karen Ignagni	61	2014
Richard L. Love(2)(3)(4)	71	2007
Mary O. Mundinger, DrPH(3)(4)	77	1997
Jack W. Singer, M.D.	72	1991
Frederick W. Telling, Ph.D.(1)(3)	63	2006
Reed V. Tuckson, M.D.(4)	64	2011

(1)	Member of the Audit Committee.
(2)	Member of the Executive Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating and Governance Committee.
(5)	Chairman of the Board.

Dr. Nudelman has been one of our directors since March 1994. From 2000 to 2007, he served as the President and Chief Executive Officer of The Hope Heart Institute. From 1998 to 2000, he was the Chairman of the board of directors of Kaiser/Group Health. He held various positions at Group Health and, from 1990 to 2000; Dr. Nudelman was the President and Chief Executive Officer of Group Health Cooperative of Puget Sound, a health maintenance organization. He retired from Group Health as President and CEO Emeritus. He also currently serves on the board of directors of OptiStor Technologies, Inc. Dr. Nudelman served on the White House Task Force for Health Care Reform from 1992 to 1994 and the President’s advisory Commission on Consumer Protection and Quality in Health Care from 1996 to 1998. He has also served on the Pew Health Professions Commission, the AMA Task Force on Ethics and the Woodstock Ethics Commission, and he is the past Chairman of the American Association of Health Plans. Dr. Nudelman received his B.S. in microbiology, zoology and pharmacy from the University of Washington, and holds an M.B.A. and a Ph.D. in health systems management from Pacific Western University.

Mr. Bauer has been one of our directors since October 2005. Mr. Bauer serves as an executive advisor and Chief Financial Officer at DigiPen Institute of Technology. He was formerly Executive Vice President for Nintendo of America Inc. from 1994 to 2004. While at Nintendo of America Inc., he had direct responsibility for all administrative and finance functions. He has also served as a consultant to Nintendo of America Inc. From 1963 to 1994, he worked for Coopers & Lybrand, including serving as the business assurance (audit) practice partner. He was also a member of Coopers & Lybrand’s Firm Council, the senior policy making and governing board for the firm. Mr. Bauer is also a member of the board of directors of Zones, Inc. Mr. Bauer received his B.S. in accounting from St. Edward’s University.

Dr. Bianco is our principal founder and has served as our Chief Executive Officer and director since September 1991. He has also served as our President since July 2012, as well as from February 1992 through July 2008. Prior to co-founding the Company, Dr. Bianco was an assistant professor of medicine at the University of Washington, Seattle, and an assistant member in the clinical research division of the Fred Hutchinson Cancer Research Center. From 1990 to 1992, Dr. Bianco was the director of the Bone Marrow Transplant Program at the Veterans Administration Medical Center in Seattle. Dr. Bianco received his B.S. in biology and physics from New York University and his M.D. from Mount Sinai School of Medicine. Dr. Bianco is the brother of Louis A. Bianco, our Executive Vice President, Finance and Administration.

Ms. Ignagni has been one of our directors since January 2014. Ms. Ignagni is the President and Chief Executive Officer of America’s Health Insurance Plans and has served in that capacity since November 2003. Currently, Ms. Ignagni also serves on the board of directors at National Quality Forum and holds advisory positions at the Altarum Institute Center for Sustainable Health Spending, Healthcare Financial Management Association and Partnership for Prevention. In addition, Ms. Ignagni is on the board of directors at the Columbia University School of Nursing and serves on the board of advisors at The Health Industry Forum at Brandeis University. Ms. Ignagni received her B.A. in political science from Providence College and her executive M.B.A. from Loyola University in Baltimore, Maryland.

Mr. Love has been one of our directors since September 2007. Mr. Love is presently a manager of Translational Accelerators, LLC. Mr. Love is also a director of PAREXEL International Corporation (NASDAQ: PRXL), a publicly traded company, and is a director of the following private companies: Applied MicroArrays Inc., PMed Management LLC, SynDevRx Inc., Cancer Prevention Pharmaceuticals Inc. and CerRx Inc. He was previously a director of ImaRx Therapeutics Inc., and, prior to its acquisition by us in July 2007, served as Chairman of the board of Systems Medicine, Inc. He started two biopharmaceutical companies, Triton Biosciences Inc. and ILEX Oncology Inc., and he served as chief executive officer for Triton Biosciences from 1983 to 1991 and as chief executive officer for ILEX Oncology 1994 to 2001. In addition, Mr. Love has served in executive positions at not-for-profit organizations, including the Cancer Therapy and Research Center, The San Antonio Technology Accelerator Initiative and the Translational Genomics Research Institute. Mr. Love received his B.S. and M.S. in chemical engineering from Virginia Polytechnic Institute.

Dr. Mundinger has been one of our directors since April 1997. From 1986 to 2010, she was a dean and professor at the Columbia University School of Nursing and an associate dean on the faculty of medicine at Columbia University. In July 2010, Dr. Mundinger was appointed the Edward M. Kennedy Professor in Health Policy and Dean Emeritus at the Columbia University School of Nursing. Dr. Mundinger has served on the board of directors of United Health Group and Gentiva Health Services and is an elected member of the Institute of Medicine of the National Academies, the American Academy of Nursing and the New York Academy of Medicine. Dr. Mundinger received her doctorate in public health from Columbia’s School of Public Health.

Dr. Singer is one of our founders and directors and currently serves as our Interim Chief Medical Officer and Executive Vice President, Global Medical Affairs and Translational Medicine. Dr. Singer has been one of our directors since our inception in September 1991. From July 1995 to January 2004, Dr. Singer was our Executive Vice President, Research Program Chairman and from April 1992 to July 1995, he served as our Executive Vice President, Research and Development. Prior to joining us, Dr. Singer was a professor of medicine at the University of Washington and a full member of the Fred Hutchinson Cancer Research Center. From 1975 to 1992, Dr. Singer was the Chief of Medical Oncology at the Veterans Administration Medical Center in Seattle. Dr. Singer serves as a clinical professor of medicine at the University of Washington and an attending physician at Harborview Medical Center. Dr. Singer received his M.D. from State University of New York, Downstate Medical College.

Dr. Telling has been one of our directors since December 2006. Prior to his retirement in 2007, Dr. Telling was a corporate officer of Pfizer, most recently as Vice President of Corporate Policy and Strategic Management since 1994. He joined Pfizer in 1977 and was responsible for strategic planning and policy development throughout the majority of his career. He currently serves as Chairman of Oragenics Inc. and on the board of directors of Eisai N.A., and Aequus Biopharma, Inc., our majority-owned subsidiary (“Aequus”). Dr. Telling received his B.A. from Hamilton College and his Masters of Industrial and Labor Relations and Ph.D. in Economics and Public Policy from Cornell University.

Dr. Tuckson has been one of our directors since September 2011. Dr. Tuckson serves as the Managing Director of Tuckson Health Connections, a private consulting company. From December 2006 to March 2014, Dr. Tuckson served as the Executive Vice President and Chief of Medical Affairs of UnitedHealth Group and, from November 2000 to December 2006, he served as Senior Vice President of Clinical Affairs of UnitedHealth Group. Dr. Tuckson also served as Senior Vice President, Professional Standards, for the American Medical Association, President of the Charles R. Drew University of Medicine and Science in Los Angeles, Senior Vice President for Programs of the March of Dimes Birth Defects Foundation and Commissioner of Public Health for the District of Columbia. He currently serves on the board of directors of the Alliance for Health Reform, the American Telemedicine Association, Project Sunshine, the Arnold P. Gold Foundation and the Advisory Committee of the National Institutes of Health for Alternate and Integrative Medicine. Dr. Tuckson received his B.S. in zoology from Howard University and his M.D. from the Georgetown University School of Medicine, and he completed the Hospital of the University of Pennsylvania’s General Internal Medicine Residency and Fellowship programs.

Executive Officers

The table below provides biographical information as of April 15, 2015 for each of our executive officers:

Name	Age	Position
James A. Bianco, M.D.	58	President and Chief Executive Officer
Louis A. Bianco	62	Executive Vice President, Finance and Administration, Chief Governance Officer and Secretary
Matthew Plunkett, Ph.D.	43	Executive Vice President, Corporate Development
Jack W. Singer, M.D.	72	Interim Chief Medical Officer, Executive Vice President, Global Medical Affairs and Translational Medicine

For biographical information concerning Dr. James Bianco and Dr. Jack Singer, who are each our directors as well as executive officers, please see the discussion above.

Mr. Bianco is one of our founders and has been our Executive Vice President, Finance and Administration since February 1, 1992. He has also been our Chief Governance Officer since September 18, 2013. He was also a director from our inception in September 1991 to April 1992 and from April 1993 to April 1995. From January 1989 through January 1992, Mr. Bianco was a Vice President at Deutsche Bank Capital Corporation in charge of risk management. Mr. Bianco is a Certified Public Accountant and received his M.B.A. from New York University. Mr. Bianco and Dr. Bianco are brothers.

Dr. Plunkett assumed his role as our Executive Vice President, Corporate Development in September 2012. Prior to joining us, Dr. Plunkett was the Chief Financial Officer of the California Institute for Regenerative Medicine from November 2011 to August 2012. From July 2009 to April 2011, Dr. Plunkett was the Vice President and Chief Financial Officer of iPerian, Inc. From December 2000 to July 2009, Dr. Plunkett held positions at Oppenheimer & Co. and its U.S. predecessor, CIBC World Markets, including serving as Managing Director, Head of West Coast Biotechnology from December 2008 to July 2009, and Executive Director, Head of West Coast Biotechnology from January 2008 to December 2008. He received his B.S. in chemistry from Harvey Mudd College and a Ph.D. in organic chemistry from the University of California, Berkeley.

Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and our other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of this information or written representations from reporting persons that no other reports were required, we believe that, during the 2014 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and any greater than 10% beneficial owners complied with Section 16(a), except that one late report on Form 4 was filed pertaining to a gift by Mary O. Mundinger of shares of the Company’s common stock.

Code of Ethics

We have adopted a code of ethics for our senior executive and financial officers (including our principal executive officer and principal financial officer), as well as a code of business conduct and ethics applicable to all officers, directors and employees. Both codes of ethics are available on our website at http://www.ctibiopharma.com. Shareholders may request a free copy of the codes of ethics by contacting the Company at (206) 282-7100 or at CTI BioPharma Corp., Attention: Investor Relations, 3101 Western Avenue, Suite 600, Seattle, Washington 98121, U.S.A. Any waivers of or amendments to our code of ethics will be posted on our website at http://www.ctibiopharma.com.

The Board and Its Committees

There has been no material change to the Company’s procedures by which a security holder may recommend nominees to the Company’s Board of Directors (the “Board”).

The Board held eleven meetings during the year ended December 31, 2014. None of the directors attended less than 75% of the total number of meetings of the Board and of all committees of the Board during 2014. Independent directors of the Board meet in regularly scheduled sessions without management. Our policy is to encourage attendance at the annual meeting. Six of the directors in office at the time of our 2014 annual meeting of shareholders were in attendance at such meeting.

The Board has an Audit Committee, a Compensation Committee, an Executive Committee and a Nominating and Governance Committee. The Company also has a Scientific Advisory Board, which serves an advisory role to management and the Board.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has responsibility for assisting the Board in overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee assists the Board in oversight and monitoring of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications, independence and performance and (iv) our internal controls over financial reporting and systems of disclosure controls and procedures. The Board has adopted a written charter for the Audit Committee, which is available on our website at http://www.ctibiopharma.com. The composition of the Audit Committee, the attributes of Audit Committee members and the responsibilities of the Audit Committee as reflected in its charter adopted by the Board are intended to be in accordance with SEC rules and the NASDAQ Stock Market LLC (“NASDAQ”) Stock Market Rules with regard to corporate audit committees.

The Audit Committee held seven meetings during the year ended December 31, 2014. The Audit Committee currently consists of three non-employee directors: Mr. Bauer (Chairman), Dr. Nudelman and Dr. Telling.

The Board has determined that each of the current members of the Audit Committee meets the requirements of “independence” as set forth in Section 10A(m)(3) of the Exchange Act, the rules and regulations promulgated by the SEC and the NASDAQ Stock Market Rules. Additionally, the Board has determined that Mr. Bauer qualifies as an “audit committee financial expert” as defined under the rules and regulations of the SEC and that he has accounting and related financial management expertise within the meaning of the NASDAQ Stock Market Rules.

Compensation Committee

The Compensation Committee has responsibility for:

•

carrying out the Board’s responsibilities relating to compensation of the Company’s Chief Executive Officer, all other officers with the title of Executive Vice President and above and any other employee of the Company to the extent required under applicable law or NASDAQ Stock Market Rules;

•	carrying out any other Board responsibilities relating to the Company’s overall compensation and benefit structure, policies and programs;

•	administering our equity compensation plans; and
•	reviewing and approving our annual compensation disclosure and analysis included in our annual report and proxy statement.

The Compensation Committee held six meetings during the year ended December 31, 2014. The Compensation Committee currently consists of four non-employee directors: Dr. Telling (Chairman), Mr. Love, Dr. Mundinger and Dr. Nudelman, each of whom meets the requirements of independence as set forth in the rules and regulations promulgated by the SEC and the NASDAQ Stock Market Rules. The Compensation Committee has a written charter, which is available on our website at http://www.ctibiopharma.com. For a discussion of the processes and procedures for determining compensation for our named executive officers, and the manner in which we utilize an outside compensation consultant, please see “Compensation Discussion and Analysis” below.

Executive Committee

The Executive Committee has the responsibility for (i) assuring that Board advice and counsel are available to management on urgent issues between regularly-scheduled Board meetings and (ii) determining content and areas of strategic discussion for the full Board’s deliberation. The Executive Committee meets on an ad hoc basis in its sole discretion. The members of the Executive Committee are Dr. Bianco, Mr. Love and Dr. Nudelman.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for establishing standards and processes so that the Board can be properly constituted to meet its fiduciary obligations to us and our shareholders and so that we have and follow appropriate governance standards. The Nominating and Governance Committee is responsible for reviewing with the Board, on an annual basis, the desired Board qualifications, expertise, characteristics and other factors for potential consideration, which review includes consideration of diversity, skills and experience. The Nominating and Governance Committee is responsible for conducting searches for potential Board members with corresponding attributes and evaluating and proposing nominees for election to the Board. The Nominating and Governance Committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of our business, particularly industries and growth segments that we serve, as well as key experience with regulatory agencies such as the United States Food and Drug Administration (the “FDA”) and the European Medicines Agency. Each of our directors holds or has held senior executive positions in, and/or has experience serving on the boards of directors and board committees of, large, complex organizations and has operating experience that meets this objective. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, corporate governance, risk management and leadership development.

The Nominating and Governance Committee also believes that each of the current directors has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, background, experience and thought; and the commitment to devote significant time and energy to service on the Board and its committees.

The Nominating and Governance Committee ensures that nominations to the Board are made such that the Board is properly constituted in terms of overall composition and governance of the Board. Although we do not have a policy regarding diversity, the Nominating and Governance Committee seeks a broad range of perspectives and considers both the personal characteristics (gender, ethnicity and age) and experience (industry, profession and public service) of directors and prospective nominees to the Board. The Nominating and Governance Committee will consider nominees to the Board presented by a shareholder.

The Nominating and Governance Committee is responsible for recommending director nominees to the Board for its consideration, while the Board is ultimately responsible for determining the Board slate for election by shareholders and for filling any vacancies on the Board in accordance with the Bylaws.

The Nominating and Governance Committee held eight meetings during the year ended December 31, 2014. The Nominating and Governance Committee currently consists of four non-employee directors: Dr. Mundinger (Chairwoman), Mr. Love, Dr. Nudelman and Dr. Tuckson, all of whom meet the independence requirements as set forth in the rules and regulations promulgated by the SEC and the NASDAQ Stock Market Rules. The Nominating and Governance Committee has a written charter, which is available on our website at http://www.ctibiopharma.com.

Scientific Advisory Board

The Company’s Scientific Advisory Board (the “SAB”) assists management with respect to the strategic development of the Company’s oncology portfolio and clinical programs, its business development relating to in-licensing and out-licensing opportunities and research and development activities in general, regulatory matters and the Company’s use of translational and personalized approaches to therapeutic targets. The SAB also assists the Board in its oversight of these activities. The SAB meets on an ad hoc basis in its sole discretion. The current members of the SAB are Dr. Bianco and Dr. Singer, together with the following four non-management members: Daniel Von Hoff (Chairman), Brian Druker, Ross Levine, and Alan List.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Executive Summary

Compensation Process

The Compensation Committee evaluates and approves our executive compensation plans, policies and programs.

Fiscal Year 2014 Business Highlights

During 2014, we were successful in advancing our product candidates in clinical trials and expanding our market reach for our commercial product, PIXUVRI. Select fiscal year 2014 highlights include the following:

•	We received a $20 million development milestone payment from Baxter International Inc. in connection with the first treatment dosing of the last patient enrolled in PERSIST-1.
•

Pacritinib was granted Fast Track designation by the FDA for the treatment of intermediate and high risk myelofibrosis, including but not limited to patients with disease-related thrombocytopenia, patients experiencing treatment-emergent thrombocytopenia on other JAK2 therapy or patients who are intolerant to or whose symptoms are sub-optimally managed on other JAK2 therapy.

•	We initiated the PERSIST-2 Phase 3 clinical trial evaluating pacritinib in patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microlitre.
•

We entered into a license and collaboration agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively, “Servier”) with regard to the development and commercialization of PIXUVRI and received an upfront payment of €14.0 million (or $17.8 million using the currency exchange rate as of the date we received the funds in October 2014).

•	We acquired worldwide licensed rights to tosedostat, which is currently being evaluated in Phase 2 trials for acute myeloid leukemia / myelodysplastic syndrome.

Compensation Structure and Emphasis on Pay-for-Performance

Our executive compensation program embraces a number of features intended to reflect best practices in the market and help ensure that the program reinforces shareholder interests. Such features include the following:

•	Executives’ bonuses under our annual incentive program are principally based on the achievement of specific performance objectives established early in the fiscal year by the Compensation Committee.

•

Vesting of a significant percentage of executives’ equity awards is contingent on the achievement of specific operational and financial performance goals established by the Compensation Committee. These awards and the related performance goals are discussed in detail below.

•

In recent years, the Compensation Committee approved arrangements for each of the named executive officers that eliminated any gross-up payments for “parachute payment” taxes under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and approved revisions to the severance agreements with certain of our named executive officers to eliminate “walkaway” right provisions that would have permitted them to voluntarily terminate employment for any reason following a change in control and receive severance benefits. For a discussion of benefits payable to the named executive officers in connection with a termination of employment or a change in control of the Company, see “Potential Payments upon Termination or Change in Control”.

Our executive compensation program is designed to align the compensation of our named executive officers with shareholders’ interests. To create this alignment, a significant portion of compensation is “at risk.” In this Form 10-K/A, we refer to compensation as being “at risk” if it is subject to performance-based vesting criteria and/or time-based vesting criteria (whereby the awards will generally be forfeited unless the executive remains at the Company for the designated period of time), and/or the value of the award is based on our stock price. Under the program, the portion of compensation guaranteed and not at risk for any fiscal year represents only a fraction of the total potential compensation. Specifically, approximately 17% of the value of Dr. Bianco’s aggregate fiscal year 2014 compensation (reflected in the Summary Compensation Table included herein) was assured in the form of salary and perquisites/miscellaneous compensation (not at-risk pay), whereas approximately 83% of his total fiscal year 2014 compensation was “at-risk” compensation, comprised of the following components: (i) performance-based cash incentives; (ii) performance-based equity awards (the ultimate value of which is dependent upon the attainment of performance-based vesting criteria, service-based vesting criteria and our stock price); and (iii) time-based equity awards, which we consider at risk both because of time-based vesting requirements and because the value of the awards is ultimately dependent on our stock price at the time of vesting of the awards. For the other named executive officers as a group, approximately 18% of their aggregate fiscal year 2014 compensation was assured, whereas approximately 82% of their total fiscal year 2014 compensation was “at-risk.”

Consistent with our executive compensation program’s emphasis on pay-for-performance, and as discussed in more detail below, compensation awarded to the named executive officers for fiscal year 2014 reflected both our solid operational performance and the achievement of significant milestones.

Compensation Objectives and Philosophy

We believe that compensation of our named executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives. Our intent is to align the interests of our shareholders and management by integrating compensation with our short-term and long-term corporate strategic and financial objectives. In order to attract and retain the most qualified personnel, we intend to offer a total compensation package that we believe is competitive with those offered by similar companies in the pharmaceutical industries, taking into account relative company size, performance and to a limited degree geographic location as well as individual responsibilities and performance. However, we also believe that it is important to provide executives with performance-based incentives that are tied to key corporate goals critical to our long-term success and viability.

2014 Named Executive Officer Pay Mix

The primary elements of 2014 compensation for the named executive officers included base salaries, annual cash incentives and equity incentives. The principal rationale for each is noted in the following chart:

Component	At Risk or Not At Risk	Summary
Base Salary	Not At Risk	Fixed pay that is not subject to performance risk. Primarily intended to attract and retain highly qualified executives.
Annual Cash Incentive Compensation	At Risk

Annual cash award opportunity that is principally based on corporate performance as measured against pre-established objectives. Individual performance may also be taken into account. Primarily intended to incentivize management to attain corporate objectives.

Equity Incentive Compensation	At Risk

Awards with a value determined by reference to our stock price, thus aligning executives’ interests with the interests of our shareholders. A significant portion of the executives’ equity awards is based on the achievement of pre-established objectives, further enhancing the link between pay and performance. In addition, through service-based vesting requirements for both the performance- and time-based equity awards, the awards serve as a retention incentive.

Consistent with our performance-based philosophy, we generally balance the total annual compensation opportunity for each of our named executive officers so that the greatest emphasis is on “at-risk” pay (annual cash incentive compensation opportunity and grant of equity incentive compensation), with the greatest portion of “at-risk” pay being in the form of equity incentive compensation in that it has a value derived from our stock price and also has a significant performance-based vesting component.

We also provide the named executive officers with benefits that are available to most of our other employees in the United States, including a 401(k) plan, employee stock purchase plan, health and welfare programs and group life insurance and also with certain perquisites and termination of employment and change in control benefit protections. In general, these benefits, perquisites, and termination of employment and change in control benefit protections are intended to attract and retain highly qualified executives.

Compensation Process

The Compensation Committee has sole authority to hire, retain and terminate the services of an independent compensation consultant to assist in its decision-making process. The Compensation Committee did not retain a compensation consultant for 2014 as it did not expect to make significant changes to the executive compensation program. The Compensation Committee had retained Milliman, Inc. as a compensation consultant in prior years (most recently in 2013), as disclosed in our prior applicable definitive proxy statements on Schedule 14A.

For 2014, the Compensation Committee did not set compensation levels benchmarked relative to any specific level or percentile against any peer group data. Except as otherwise noted in this Compensation Discussion and Analysis, the Compensation Committee’s executive compensation determinations are subjective and the result of the Compensation Committee’s business judgment, which is informed by the experiences of the members of the Compensation Committee, and the analysis and input from executive compensation consultants it retains from time to time, as well as the Compensation Committee’s assessment of overall compensation trends and trends specific to the Company’s industry.

Differences in compensation levels for our named executive officers are driven by the Compensation Committee’s assessment, in its judgment, of each executive’s overall responsibilities and contributions, experience and performance history and/or potential for future responsibility and promotion and awareness of compensation differentials for similar positions based on the Compensation Committee’s business experience and input from compensation consultants in prior years. The Compensation Committee also considers the recommendations of the Chief Executive Officer with respect to the compensation for each executive other than himself. The Compensation Committee does not assign a specific weight to these factors and none of these factors by itself will compel a particular compensation decision.

As noted above, our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our executive officers. Our Chief Executive Officer also participates in the executive compensation decision-making process by presenting overall results of the Company’s performance and achievement of business objectives and goals from management’s perspective, and provides his evaluation of each executive’s individual performance. Our Executive Vice President, Finance and Administration, evaluates the financial implications and affordability of the Company’s compensation program and provides input regarding the achievement of financial metrics and goals. None of our named executive officers, however, is a member of the Compensation Committee, and the Compensation Committee has sole and final authority to determine the compensation of our named executive officers.

Base Salaries

The Compensation Committee reviewed the base salaries provided to the named executive officers in fiscal year 2013 and determined, in its judgment, that they continued to be appropriate for 2014. Accordingly, each named executive officer’s base salary rate for fiscal year 2014 continued to be the same as was in effect at the end of fiscal year 2013.

Annual Cash Incentive Compensation

Size of the Award Opportunity

In addition to not increasing the salaries of the named executive officers, the Compensation Committee also determined, in its judgment, not to increase the named executive officers’ maximum bonus opportunity for fiscal year 2014 above the 2013 maximum level. Accordingly, each named executive officer’s maximum bonus opportunity for fiscal year 2014 was the same as was in effect for fiscal year 2013. The Compensation Committee determined and, relative to the fiscal year 2013 allocation, reallocated target bonus amounts based on its assessment of the goals that it believed were most important to the Company at the time the goals were set. The target and maximum bonus opportunities for each named executive officer corresponding to the performance objectives established for 2014 are presented in the table below. The determination of these target and maximum bonus levels was inherently subjective, determined by the Compensation Committee in its discretion taking into account its general assessment of each executive’s overall responsibilities and contributions and the executive’s performance history and/or potential for future responsibility and promotion, the Compensation Committee’s assessment of the potential value of the award and its judgment as to the reasonableness of the compensation opportunities provided for the executive’s particular position. The Compensation Committee believes that each named executive officer’s bonus opportunities were appropriate taking into account the performance that would be required to earn these amounts.

Composition of the Award

Annual cash incentives for our named executive officers are designed to reward performance for achieving key corporate goals, which we believe when they are established should, in turn, increase shareholder value. In general, the annual incentive awards for the named executive officers are subject to achievement of performance objectives established by the Compensation Committee for the fiscal year and an evaluation by the Compensation Committee of the contributions made by individual executives during the course of the year, including both realization of performance goals and other notable achievements that may not have been contemplated at the time the original performance goals were established. Although we have adopted the framework for our annual incentive program described below, the Compensation Committee retains discretion under the program to take into account developments in our business and changes in our strategic priorities that occur during the year in determining the amounts to be awarded to our executives. No adjustments were made to the framework for the fiscal year 2014 annual cash incentives after the framework had been adopted and the goals had been set for the year.

2014 Cash Incentive Performance Objectives

The Compensation Committee established the 2014 cash incentive program for our named executive officers, associated performance goals for the fiscal year and, as applicable, threshold, target and maximum bonus opportunities for each executive corresponding to those goals. The following three core elements comprised the 2014 cash incentive program, which together comprised each executive’s cash incentive opportunity: financial performance; drug development; and individual performance. The total bonus opportunity allocated to a particular element was determined based on the Compensation Committee’s view of the relative importance of that element, as well as the executive’s position and ability to affect the outcome for the particular goals for that element. As shown in the table below, the Compensation Committee ultimately determined to award cash incentives for the 2014 fiscal year to the named executive officers in the following amounts (expressed as a percentage of such officer’s base salary): Dr. Bianco - 95%; Mr. Bianco - 65%; Dr. Singer – 47.5%; and Dr. Plunkett - 67.5%. The following table presents the approximate relative weightings of the various components for the 2014 cash incentives and the total cash incentive amounts awarded:

	2014 Annual Cash Incentive Compensation
Performance Objectives(1)	Potential Bonus Percentages(2)			Actual Bonus Percentage Achieved/Awarded
	Threshold	Target	Maximum
PIXUVRI Sales Milestone(3)
James A. Bianco, M.D.	N/A	5%	10%	5%
Louis A. Bianco	N/A	5%	10%	5%
Jack W. Singer, M.D.	N/A	2.5%	5%	2.5%
Matthew Plunkett, Ph.D.	N/A	2.5%	5%	2.5%

Non-Equity Raise Milestone(4)
James A. Bianco, M.D.	10.0%	15%	20%	20%
Louis A. Bianco	10.0%	15%	20%	20%
Jack W. Singer, M.D.	N/A	N/A	N/A	N/A
Matthew Plunkett, Ph.D.	5.0%	10%	15%	15%

CONSOB Reporting Milestone(5)
James A. Bianco, M.D.	N/A	5%	5%	0%
Louis A. Bianco	N/A	5%	5%	0%
Jack W. Singer, M.D.	N/A	N/A	N/A	N/A
Matthew Plunkett, Ph.D.	N/A	N/A	N/A	N/A

PIXUVRI Collaboration(6)
James A. Bianco, M.D.	N/A	25%	25%	25%
Louis A. Bianco	N/A	20%	20%	20%
Jack W. Singer, M.D.	N/A	15%	15%	15%
Matthew Plunkett, Ph.D.	N/A	30%	30%	30%

PERSIST-1 Enrollment Milestone(7)
James A. Bianco, M.D.	N/A	30%	30%	30%
Louis A. Bianco	N/A	10%	10%	10%
Jack W. Singer, M.D.	N/A	20%	20%	20%
Matthew Plunkett, Ph.D.	N/A	10%	10%	10%

PERSIST-2 Enrollment Milestone(8)
James A. Bianco, M.D.	N/A	20%	20%	0%
Louis A. Bianco	N/A	5%	5%	0%
Jack W. Singer, M.D.	N/A	25%	25%	0%
Matthew Plunkett, Ph.D.	N/A	5%	5%	0%

Individual Performance(9)
James A. Bianco, M.D.	N/A	5%	15%	15%
Louis A. Bianco	N/A	5%	10%	10%
Jack W. Singer, M.D.	N/A	5%	10%	10%
Matthew Plunkett, Ph.D.	N/A	5%	10%	10%

Total
James A. Bianco, M.D.			125%	95%
Louis A. Bianco			80%	65%
Jack W. Singer, M.D.			75%	47.5%
Matthew Plunkett, Ph.D.			75%	67.5%

(1)

The Compensation Committee selected the particular financial measures because they were determined to be key indicators of Company performance, are subject to efficient and reliable tracking and monitoring and are routinely communicated to shareholders. The Compensation Committee selected the particular drug development measures because they were determined to be the key 2014 developmental goals for the Company.

(2)

The incentive opportunity for each component is expressed as a percentage of the executive’s base salary, and the relative weightings are intended as guidelines, with the Compensation Committee having final authority to determine weightings and the appropriate final bonus amounts. In some cases, the “target” and “maximum” potential bonus amounts for a particular measure are the same, reflecting that the Compensation Committee determined that this component of the opportunity would be awarded on an “all or nothing” basis, with no ability to under- or over-achieve the particular goal.

(3)

The target bonus level would be achieved if our gross sales for PIXUVRI were at least $2.5 million in any fiscal quarter in 2014  and the maximum level would be achieved if the break-even point for PIXUVRI was achieved in 2014 (“PIXUVRI Sales Milestone”). (The “break-even” point would be achieved if (i) net sales plus royalties received for PIXUVRI equaled or exceeded (ii) cost of goods sold plus royalties paid for PIXUVRI, plus operational costs (sales and marketing) for PIXUVRI.) Gross sales for PIXUVRI in the fourth quarter were $2.5 million, although we did not achieve the break-even point for PIXUVRI in 2014. Accordingly, this objective was determined to be achieved at the target level.

(4)

The threshold bonus level would be achieved if our 2014 non-equity funds raised were at least $5 million, the target level achieved at $10 million and the maximum level would be achieved if such funds raised were at least $15 million (“Non-Equity Raise Milestone”). The upfront payment of $17.8 million (using the currency exchange rate as of the date we received the funds in October 2014) we received from our September 2014 exclusive license and collaboration agreement with Servier alone exceeded the $15 million level. Accordingly, this objective was determined to be achieved at the maximum level.

(5)

The target/maximum award would be achieved if the Company would be able to obtain a determination by CONSOB relieving us of all supplemental reporting obligations beyond the standard requirements applicable to issuers generally (“CONSOB Reporting Milestone”). This objective was determined not to be achieved in 2014.

(6)

The target/maximum award would be achieved if the Company would be able to consummate a global development and commercialization collaboration whereby the Company were to retain rights to PIXUVRI in certain European countries and the U.S. (“PIXUVRI Collaboration Milestone”). This objective was determined to have been achieved as a result of the Company’s entry into the September 2014 exclusive license and collaboration agreement with Servier.

(7)

The target/maximum award would be achieved if enrollment in the PERSIST-1 Phase 3 clinical trial for pacritinib were to be completed during fiscal year 2014 (“PERSIST-1 Enrollment Milestone”). This objective was determined to have been achieved in 2014.

(8)

The target/maximum award would be achieved if the PERSIST-2 Phase 3 clinical trial for pacritinib reached 75% completion by year-end 2014 (“PERSIST-2 Enrollment Milestone”). This objective was determined not to have been achieved.

(9)

The Compensation Committee determined that, based upon the Compensation Committee’s subjective assessment of each executive’s individual contributions during the year, he should receive the maximum pre-established amount available under his individual performance element. The key factors in the Compensation Committee’s determination were the executives’ successes in 2014 in the following areas:

•	Management of 2014 operational expenses consistent with the Board’s expectations.
•	The appreciation of our stock price during 2014 by approximately 18.6%.
•	In the case of Drs. Bianco and Plunkett, the initiation of analyst coverage by a national bank.
•	In the case of Drs. Bianco and Plunkett, the Company’s acquisition of worldwide licensed rights to tosedostat.
•	In the case of Dr. Singer, the initiation of certain investigator-sponsored trials for pacritinib and tosedostat.

Equity Incentive Compensation

The Compensation Committee awards equity incentive compensation to our executive officers to further align their interests with those of our shareholders, to provide a retention incentive over the applicable vesting period, and, in the case of equity awards with performance-based vesting requirements, to provide additional incentives to our executive officers to achieve specified corporate goals and strategic objectives. Although we have occasionally granted stock options to executives in certain circumstances in prior years, our current practice is to grant equity incentive awards to the named executive officers in the form of shares of restricted stock or units payable in stock (or payable in a number of shares, as described below, based on our issued and outstanding shares of common stock on the applicable vesting date). These awards link executives’ interests to shareholder interests during the entire period the award is outstanding, regardless of stock price volatility.

Performance-Based Awards

Overview

Under a long-term equity incentive program we adopted in 2012, each person then serving as a director or officer of the Company has been granted certain performance equity awards (the “Long-Term Performance Awards”), which are payable in fully vested shares of the Company’s common stock upon the achievement of certain performance goals identified below, subject to the goal’s achievement by the applicable deadline and the share limits of the applicable Company equity plan. A portion of the Long-Term Performance Awards was originally granted in the form of shares of restricted stock (the “LTIP Restricted Stock”) and the remaining portion was granted in restricted stock units (the “LTIP RSUs”). On January 30, 2014, the Compensation Committee extended the deadline for completion of the unvested Long-Term Performance Awards from December 31, 2015 to December 31, 2016 because the Compensation Committee believed that the goals continued to be important to the Company’s long-term growth and success. In addition to approving such extension, the Compensation Committee also determined to add two new performance goals related to tosedostat as described below. The Compensation Committee determined to add the tosedostat goals to encourage and support the further development of the compound based on the results of ongoing Phase 2 clinical trials. The size of the awards related to the new goals was established by the Compensation Committee, in its judgment, to reflect the importance of the tosedostat goals to the Company balanced with the other goals applicable under the Long-Term Performance Award program and taking into account potential payment values based on the Company’s capitalization. The current performance goals for the Long-Term Performance Awards (which, for clarity, exclude the previously achieved performance award that was satisfied in connection with the receipt (in May 2012) of the conditional marketing authorization from the European Commission for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive non-Hodgkin B-cell lymphomas) are as follows:

•	Completion of a Phase 3 trial for tosedostat that satisfies the primary endpoint set forth in the statistical plan then in effect (“Tosedostat Phase 3”).
•	Approval of a new drug application or a marketing authorization application for tosedostat (“Tosedostat Approval”).
•	Completion of a Phase 3 trial for pacritinib that satisfies the primary endpoint set forth in the statistical plan then in effect (“Pacritinib Phase 3”).
•	Approval of a new drug application or a marketing authorization application for pacritinib (“Pacritinib Approval”).
•	Approval of a new drug application for Opaxio (“Opaxio NDA Approval”).
•	Achievement of fiscal year sales equal to or greater than $50.0 million with respect to any fiscal year (the “$50M Sales Goal”).
•	Achievement of fiscal year sales equal to or greater than $100.0 million with respect to any fiscal year (the “$100M Sales Goal”).
•	Achievement of cash flow breakeven for any two consecutive fiscal quarters (the “Cash Flow Breakeven”).
•	Achievement of earnings per share in any fiscal year ending equal to or greater than $0.30 per share of common stock (the “EPS Goal”).
•	Achievement of a market capitalization goal of $1.0 billion based on the average of the closing prices of the common stock over a period of five consecutive trading days (the “Market Cap Goal”).

As stated above, each such goal is required to be satisfied between the date of grant or the more recent modification date of the applicable award and the deadline of December 31, 2016.

The Compensation Committee believes these awards at the grant levels identified below provide executives an appropriate level of incentives to help achieve these performance goals so as to maximize and restore shareholder value and to remain with us over a multi-year period. The Compensation Committee reviews these awards and the related performance goals annually and takes into account in establishing the performance period for the awards that the goals may not all be met within the specified period. Setting shorter performance periods gives the Compensation Committee flexibility to assess the goals in light of changes in our strategic priorities and to make changes in the goals and extend the performance period as it deems appropriate.

Size of the Awards and Vesting Conditions

If a performance goal of the Long-Term Performance Awards is timely achieved, the number of underlying shares subject to the award that vest in connection with the attainment of such performance goal will be determined by multiplying (i) the award percentage (determined as set forth below) for that award corresponding to the particular performance goal that is achieved by (ii) the total number of outstanding shares of our common stock as of the vesting date (determined on a non-fully diluted basis), subject to the applicable share limits of our equity incentive plan then in effect. While shares have been issued under our 2007 Equity Incentive Plan (the “2007 Plan”) with regard to the LTIP Restricted Stock, no shares have been reserved or set aside under the 2007 Plan for satisfaction of the shares underlying the LTIP RSUs. Rather, in accordance with the terms of the LTIP RSUs, shares will only be issuable under such awards to the extent that sufficient shares are available under the share limits of the applicable equity plan at the time of vesting. In the event that insufficient shares are available under our equity incentive plan at the time of vesting, the Company may elect to amend the awards to, but is not required to, settle the Long-Term Performance Awards in cash or any other asset.

The award percentages corresponding to the various performance goals of the Long-Term Performance Awards for each of the named executive officers are set forth in the following table:

	Performance Goals and Applicable Award Percentages(1)
Name	Pacritinib Phase 3	Pacritinib Approval	OPAXIO NDA Approval	$50M Sales Goal	$100M Sales Goal	Cash Flow Breakeven	EPS Goal	Market Cap Goal	Tosedostat Phase 3	Tosedostat Approval	Total
James A. Bianco, M.D.	0.281%	0.563%	0.085%	0.3%	0.6%	0.3%	0.124%	0.75%	0.281%	0.563%	3.85%
Louis A. Bianco	0.114%	0.228%	0.034%	0.122%	0.243%	0.122%	0.061%	0.305%	0.114%	0.228%	1.57%
Jack W. Singer, M.D.	0.114%	0.228%	0.034%	0.122%	0.243%	0.122%	0.061%	0.305%	0.114%	0.228%	1.57%
Matthew Plunkett, Ph.D.	0.084%	0.169%	0.025%	0.09%	0.18%	0.09%	0.037%	0.225%	0.084%	0.169%	1.15%

(1)	Percentages are stated as a percentage of the total number of outstanding shares of our common stock as of the vesting date (determined on a non-fully diluted basis).

A performance goal will not be considered achieved unless and until the Compensation Committee certifies that is has been achieved. If we experience a change in control, and if the award recipient is then still employed by or is providing services to us or one of our subsidiaries, then the award recipient will be entitled to receive the following vested shares, in each case subject to share availability under the applicable equity plan at the time of vesting:

•

with respect to any performance goal other than the Market Cap Goal, the full award percentage that was not otherwise achieved before the date of the change in control, as though that performance goal had been fully achieved as of the time of the change in control); and

•

with respect to the Market Cap Goal (to the extent the goal was not otherwise achieved before the date of the change in control), the full number of shares allocated to the Market Cap Goal only if our market capitalization based on the price per share of our common stock in the change in control transaction (or, if there is no such price in the transaction, the closing price of our common stock on the last trading day preceding the date of the change in control) equals or exceeds $1.0 billion. If our market capitalization is less than $1.0 billion on the date of the change in control, the recipient will not be entitled to receive or retain any of the shares allocated to the Market Cap Goal.

Nature of the Awards

The Long-Term Performance Awards consist of a combination of restricted stock units (LTIP RSUs) and restricted stock (LTIP Restricted Stock). In approving the Long-Term Performance Awards originally effective in January 2012, the Compensation Committee determined that it would be appropriate to grant a portion of the Long-Term Performance Awards to Dr. Bianco, Mr. Bianco and Dr. Singer in the form of restricted shares issued on the effective date of grant. The Compensation Committee believed, particularly in light of the economic environment at the time, that the link between executives’ interests and shareholders’ interests would be further enhanced if the executives held restricted shares (as opposed to a right to receive shares only upon the vesting of the awards), as shares (but not units) have voting rights. The LTIP Restricted Stock awarded as to a particular performance goal above will be forfeited back to us should the applicable performance-based vesting requirement described above not be satisfied. Should a performance goal noted above be satisfied, the LTIP RSUs provide for vesting and payment in connection with the attainment of such performance goal of a number of shares of our common stock determined by multiplying (i) the award percentage (determined as set forth above) for that award corresponding to that particular performance goal by (ii) the total number of outstanding shares of our common stock as of the vesting date (determined on a non-fully diluted basis), subject to the applicable share limits of our equity incentive plan then in effect. In order to ensure that the LTIP Restricted Stock awards do not provide the executive the right to receive any shares beyond the payout levels described above, any restricted shares subject to an executive LTIP Restricted Stock award that vest in connection with the achievement of a performance goal will reduce on a share-for-share basis the number of shares that would otherwise have been delivered to that executive under his or her LTIP RSUs upon achievement of that performance goal. In addition and in furtherance of that intent, if the number of shares that would have been delivered under the executive’s LTIP RSUs on achievement of a performance goal (before taking the LTIP Restricted Stock awards into account) is less than the number of shares subject to the executive’s LTIP Restricted Stock Award that vest on achievement of that performance goal, a number of such restricted shares equal to the difference will be forfeited back to us so that the executive retains no more shares related to that particular performance goal than the number of shares that would have otherwise been deliverable with respect to that goal under the applicable award percentage. All Long-Term Performance Awards granted after the initial January 2012 tranche have been granted solely in the form of LTIP RSUs with no corresponding LTIP Restricted Stock.

Time-Based Restricted Stock Awards

On January 30, 2014, the Compensation Committee also approved awards of time-based restricted stock to each of the Company’s named executive officers. Each award vests in three equal installments over approximately fourteen months after the date of grant, subject to the executive’s continued employment with the Company through the applicable vesting date. The final tranche of these awards vested on March 21, 2015. The number of shares subject to each award was calculated as a percentage of the Company’s total outstanding shares on the grant date, with the percentage for Dr. Bianco being 0.90% and the percentage for each of the other named executive officers being 0.27%. The Compensation Committee also expressed its intent that similar grants of restricted stock awards would be made to each of the named executive officers at the beginning of 2015 at the percentage levels noted above, subject in each case to formal approval by the Compensation Committee. Consistent with the Compensation Committee’s expressed intent, such awards were approved by the Compensation Committee in January 2015. The particular award levels and vesting terms for the 2014 and 2015 time-based grants were determined by the Compensation Committee in its judgment to be appropriate to both (i) provide an added retention incentive for the executive over the vesting period and (ii) increase the executives’ respective potential ownership interests in the Company, thereby enhancing the alignment of the executives’ interests with those of shareholders.

Method for Determination of the Size of the Awards

The grant levels for the equity awards granted to each named executive officer were inherently subjective, determined by the Compensation Committee in its discretion taking into account its general assessment of each executive’s overall responsibilities and contributions and the executive’s performance history and/or potential for future responsibility and promotion, the Compensation Committee’s assessment of the potential value of the award and its judgment as to the reasonableness of the compensation opportunities provided for the executive’s particular position. The Compensation Committee believes that each named executive officer’s level of equity awards granted was appropriate taking into account, as to the Long-Term Performance Awards, the performance that would be required to satisfy applicable performance-based vesting requirements.

Perquisites and Other Benefits

We maintain executive health programs for the benefit of the named executive officers, and these executives are also entitled to participate in our benefit programs that are available to all of our employees, including our 401(k) and employee stock purchase plan. Certain of our named executive officers are also provided supplemental life insurance benefits, tax preparation and club dues reimbursement, and are reimbursed as a perquisite for certain personal and family travel expenses. In addition, we use a chartered aircraft from time to time for business related travel and, when space was available, certain spouses, other family members and other guests accompanied the named executive officers on such trips. In those cases, there was no additional cost to us of having additional passengers on such flights. The Company may also pay or reimburse an executive for the cost of a chartered aircraft for personal travel when the Company requires the executive to use a chartered aircraft for the travel due to security concerns. Certain executives are also provided with or reimbursed for certain security expenses. The perquisites and other benefits provided by or paid for by us for the named executive officers are identified in the footnotes to the “Summary Compensation Table” below.

The perquisites provided to a particular named executive officer are considered by the Compensation Committee when it makes its subjective assessment of the appropriateness of the executive’s overall compensation arrangements.

We provide these perquisites and other benefits as a means of providing additional compensation to our named executive officers to help retain them and, in some cases, to make certain benefits available in a convenient and efficient manner in light of the demands and time constraints imposed on our executives.

Post-Termination and Change in Control Benefits

We have certain severance and change in control arrangements in place with each of our named executive officers. The Compensation Committee believes these agreements are important in attracting and retaining key executive officers and are consistent with competitive practices.

Under these agreements, the executive would be entitled to termination benefits in the event of a termination of the executive’s employment by us without cause or by the executive for good reason (in each case, within the meaning of the executives’ respective employment agreement). We have determined that it is appropriate to provide each named executive officer with termination benefits under these circumstances in light of his position with us and as part of his overall compensation package, and to motivate him to operate in the best interest of the Company, rather than in a manner potentially self-serving to secure employment. Because we believe that a termination by an executive for good reason (or constructive termination) is conceptually the same as an actual termination by us without cause, we believe it is appropriate to provide termination benefits following such a constructive termination of the executive’s employment.

In addition, if we experience a change in control, certain outstanding equity awards will generally either become fully vested or assumed by the successor entity. The Compensation Committee approved these change in control arrangements in order to offset the uncertainty and disruption that a change in control transaction (or potential transaction) would create during such a critical time for the Company.

In January 2015, the Compensation Committee approved revisions to the applicable severance agreements of Mr. Bianco, Dr. Singer and Dr. Plunkett primarily in order to harmonize the terms of these agreements. In the case of Mr. Bianco and Dr. Singer, the revisions included removing a provision under which the executive could voluntarily terminate employment for any reason following a change in control and receive severance benefits (generally referred to as a “walkaway” right) and a reduction in the period for the executive to exercise stock options following certain terminations of employment. (Dr. Bianco’s employment agreement and Dr. Plunkett’s severance agreement did not, and still do not, include walkaway right provisions.) Other than these changes, the severance benefits for each executive remain the same as in effect prior to the revisions. For a discussion of benefits payable to the named executive officers in connection with a termination of employment or a change in control of the Company, see “Potential Payments upon Termination or Change in Control”.

Elimination of “Parachute Payments”

During the past few years, the Compensation Committee has approved arrangements with each of the named executive officers that eliminate the executive’s right to be reimbursed for any excise taxes imposed on his termination benefits and any other payments under Sections 280G and 4999 of the Internal Revenue Code (generally referred to as “parachute payments”).

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to compensation provided to our Chief Executive Officer and certain other named executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. While the Compensation Committee has considered the limitations imposed by Section 162(m), it reserves the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee will continue to assess the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our named executive officers is reasonable, performance-based and consistent with our goals and the goals of our shareholders.

Risk Considerations

The Compensation Committee has reviewed our compensation programs to determine whether they encourage unnecessary or excessive risk taking and has concluded that they do not. The Compensation Committee believes that the design of our annual cash and equity incentives provides an effective and appropriate mix of incentives to help ensure our performance is focused on long-term shareholder value creation and does not encourage the taking of short-term risks at the expense of long-term results.

Base salaries are fixed in amount and thus do not encourage risk-taking. While the Compensation Committee considers the achievement of specific financial and operating performance goals in determining the cash bonuses to be awarded to executives under our cash incentive program, the Compensation Committee determines the actual amount of each executive’s bonus based on multiple Company and individual performance criteria as described above. The amount of such bonuses is also generally capped and represents only a portion of each individual’s overall total compensation opportunities, and we also generally have discretion to reduce bonus payments (or pay no bonus) based on individual performance and any other factors determined to be appropriate in the circumstances. Finally, a significant portion of the compensation provided to our executive officers is in the form of equity awards that further align executives’ interests with those of shareholders. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk-taking since the ultimate value of the awards is tied to our stock price. The vesting schedules imposed on the grants also help ensure that executives always have significant value tied to long-term stock price performance. In addition, the vesting of our Long-Term Performance Awards is tied to a number of different performance objectives, so the program is not overly dependent on any one performance metric.

Say-on-Pay Vote

At our annual meeting of shareholders held in May 2014, shareholders had the opportunity to cast an advisory vote on the compensation paid to our named executive officers as disclosed in the proxy statement for that annual meeting. The proposal to approve the executives’ compensation was approved by approximately 65% of the total number of votes actually cast (disregarding abstentions and broker non-votes). The Compensation Committee believes this result affirms shareholders’ support of our approach to executive compensation generally, particularly the performance-based nature of the executive compensation program, but the Compensation Committee would like to see a greater level of support for our compensation programs. Accordingly, the Compensation Committee recently adopted an additional measure that it believes reflects best practices in executive compensation generally in eliminating certain “walkaway” rights for the applicable executive officers who had such benefits that would have permitted them to voluntarily terminate employment for any reason following a change in control and receive severance benefits. For a discussion of benefits payable to the named executive officers in connection with a termination of employment or a change in control of the Company, see “Potential Payments upon Termination or Change in Control”. The Compensation Committee will continue to consider the opinions that shareholders express directly to the Compensation Committee or management and through say-on-pay votes.

Summary

The Compensation Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns employees’ interests with those of our shareholders, and as such that the compensation of our executives is both appropriate and responsive to the goal of improving shareholder value.

The following “Compensation Committee Report” and related disclosure shall not be deemed incorporated by reference by any general statement incorporating this Form 10-K/A into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Compensation Committee Report

The Compensation Committee reviewed this Compensation Discussion and Analysis and discussed its contents with Company’s management. Based on this review and discussions, the Compensation Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted by the Compensation Committee:

Frederick W. Telling, Ph.D., Chairman

Richard L. Love

Mary O. Mundinger, DrPH

Phillip M. Nudelman, Ph.D.

Compensation Committee Interlocks and Insider Participation

The directors listed at the end of the Compensation Committee Report above were each members of the Compensation Committee during all of fiscal year 2014. No director who served on the Compensation Committee during fiscal year 2014 is or has been an executive officer of the Company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, any executive officer of which served as a member of the Board or the Compensation Committee during fiscal year 2014.

Summary Compensation Table—Fiscal Years 2012-2014

The following table sets forth information concerning compensation for fiscal years 2012, 2013 and 2014 for services rendered to the Company by the Chief Executive Officer and President, the Executive Vice President, Finance and Administration and the Company’s two other executive officers. Collectively, these persons are referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)	All Other Compensation ($)(4)	Total($)
James A. Bianco, M.D.	2014	650,000	617,500	4,937,569	—	473,270	6,678,339
Chief Executive Officer and President(5)	2013	650,000	682,500	1,531,763	712,350	351,034	3,927,647
	2012	650,000	552,500	1,318,393	—	292,643	2,813,536

Louis A. Bianco	2014	360,000	234,000	1,542,615	—	42,299	2,178,914
Executive Vice President, Finance and Administration	2013	337,500	216,000	493,158	284,940	44,886	1,376,484
	2012	330,000	198,500	536,147	—	34,293	1,098,940

Jack W. Singer, M.D.	2014	370,000	175,750	1,542,615	—	55,234	2,143,599
Interim Chief Medical Officer, Executive Vice President, Global Medical Affairs and Translational Medicine(5)	2013	347,500	203,500	493,158	284,940	38,502	1,367,600
	2012	340,000	203,000	536,147	—	42,579	1,121,726

Matthew Plunkett, Ph.D.	2014	325,000	219,375	1,481,271	—	8,339	2,033,985
Executive Vice President, Corporate Development	2013	325,000	260,000	501,854	427,410	9,119	1,523,383
	2012	106,041	62,500	153,000	—	—	321,541

(1)	Please see “Compensation Discussion and Analysis—Annual Cash Incentive Compensation” for a description of the 2014 cash incentive program for the named executive officers.
(2)

The amounts reported in the “Stock Awards” and “Option Awards” columns reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of the stock awards and option awards, respectively, granted to the Company’s named executive officers during the applicable fiscal year, and, with respect to each fiscal year in which a stock award or option award, respectively, was modified, the incremental fair value of the modified award computed in accordance with FASB ASC Topic 718. In the case of awards with performance-based vesting conditions other than market (stock price) based vesting conditions, grant date fair values (and incremental fair values, as the case may be) are calculated for this purpose based upon the outcome (as of the grant date, or, if modified, as of the modification date) of the performance-based condition. The fiscal year 2014 modifications to the Stock Awards held by our named executive officers are described in more detail in the “Grants of Plan-Based Awards—Fiscal Year 2014” table below.

These amounts in the “Stock Awards” and “Option Awards” columns do not necessarily correspond to the actual cash value that will be recognized by the named executive officers pursuant to these awards. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of equity awards contained in Note 13 (Share-Based Compensation) to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2014, included in the Company’s Original Form 10-K.

(3)

A portion of the “Stock Awards” compensation for each fiscal year for the named executive officers is the grant date fair value (or, in the case of modified awards, the incremental fair value as of the modification date) of Long-Term Performance Awards that include performance-based vesting conditions and were granted (or modified, as the case may be) in that year. These awards are included in Stock Award compensation for the applicable year based on the probable outcome (as of the grant date, or, if modified, as of the modification date) of the performance-based vesting condition of the award. The following table presents, as to these awards that were granted (or modified, as the case may be) in fiscal year 2014, 2013 or 2012: (i) the grant date fair value (or, in the case of modified awards, the incremental fair value as of the modification date) included in the “Stock Awards” column as to the awards granted (or modified, as the case may be) each year based on the probable outcome (as of the grant date, or, if modified, as of the modification date) of the performance-based vesting condition; and (ii) the grant date fair value (or, in the case of modified awards, the fair value as of the modification date) of the awards granted (or modified, as the case may be) each year assuming the maximum level of performance is achieved (in each case, with the fair value as otherwise determined under applicable accounting rules as noted in footnote (2) above):

Name	Aggregate Fair Value – Based on Probable Outcome ($)	Aggregate Fair Value - Based on Maximum Performance ($)	Aggregate Fair Value – Based on Probable Outcome ($)	Aggregate Fair Value - Based on Maximum Performance ($)	Aggregate Fair Value – Based on Probable Outcome ($)	Aggregate Fair Value - Based on Maximum Performance ($)
	2014		2013		2012
James A. Bianco, M.D.	575,099	28,310,424	315,272	3,579,348	1,318,393	7,472,740
Louis A. Bianco	233,874	11,584,014	128,211	1,466,288	536,147	3,061,916
Jack W. Singer, M.D.	233,874	11,584,014	128,211	1,466,288	536,147	3,061,916
Matthew Plunkett, Ph.D.	172,530	8,484,383	136,907	1,073,804	—	—
(4)	The following table provides detail on the amounts reported in the “All Other Compensation” column of the table above for each named executive officer:
Name	Executive Health Benefits ($)	Life Insurance Premiums ($)	401(k) Match ($)	Other Personal Benefits ($)(a)	Total ($)
James A. Bianco, M.D.	85,305	35,741	—	352,224(b)	473,270
Louis A. Bianco	19,814	9,532	3,900	9,053(c)	42,299
Jack W. Singer, M.D.	45,649	—	3,900	5,685(d)	55,234
Matthew Plunkett, Ph.D.	—	—	3,900	4,439(e)	8,339

(a)

Certain named executive officers were accompanied by spouses, other family members and other guests on trips using chartered aircraft where the use of the chartered aircraft was for business purposes. In those cases, there was no incremental cost to the Company of having additional passengers on the chartered aircraft, and as a result, no amount is reflected in this table with respect thereto.

(b)

This amount includes $36,458 for personal travel, $179,538 for family members’ travel on commercial aircraft, $2,995 for tax preparation fees, $10,245 for club membership dues, $122,628 for security expenses (including $57,857 for personal travel on an aircraft charter that the Company required for security purposes) and $360 for miscellaneous expenses.

(c)	This amount includes $2,657 for tax preparation fees, $1,813 for security expenses and $4,583 for club membership dues.
(d)	This amount includes $4,050 for tax preparation fees, $948 for club membership dues and $687 for security expenses.
(e)	This amount includes $4,439 for family travel expenses.
(5)

All compensation reflected in this table for Dr. Bianco and Dr. Singer was paid in connection with their respective services as officers of the Company and not in connection with their services as directors of the Company. The Company does not pay director compensation to directors who are also employees of the Company.

The foregoing Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The “Grants of Plan-Based Awards—Fiscal Year 2014” table provides information regarding the incentives awarded to the named executive officers in fiscal year 2014. The “Outstanding Equity Awards at Fiscal 2014 Year-End” and “Option Exercises and Stock Vested—Fiscal Year 2014” tables provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards. The “Potential Payments upon Termination or Change in Control” section provides information on the benefits the named executive officers may be entitled to receive in connection with certain terminations of their employment and/or a change in control of the Company.

Description of Employment Agreements—Cash Compensation

The Company entered into an employment agreement with Dr. Bianco in March 2011, as amended. The employment agreement has a two-year term, with automatic one-year renewals unless either party gives notice that the term will not be extended. The agreement provides that Dr. Bianco will receive an initial annualized base salary of $650,000, subject to review by the Compensation Committee. Based on its review, the Compensation Committee may increase (but not reduce) the base salary level. The agreement also provides for annual bonuses for Dr. Bianco with a target annual bonus of at least 50% of his base salary and that his annual bonus may be up to 125% of his base salary if actual performance exceeds the target performance goals established by the Compensation Committee for the applicable year. The agreement also provides for Dr. Bianco to participate in the Company’s usual benefit programs for senior executives, payment by the Company of disability insurance premiums and premiums for universal life insurance with a coverage amount of not less than $5,000,000 (up to an aggregate annual limit for such premiums of $50,000, subject to adjustment), reimbursement of a certain aspect of his additional executive health benefits up to $30,000 per year, reimbursement of his costs to maintain his medical license and certain other personal benefits.

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

Provisions of each of the foregoing agreements relating to equity incentive awards, as well as post-termination and change in control benefits, are discussed below under the applicable sections of this Form 10-K/A.

Grants of Plan-Based Awards—Fiscal Year 2014

The following table presents information regarding the equity awards granted to the named executive officers in fiscal year 2014.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name/Award Type	Grant Date	Threshold (#)	Target (#)(1)(2)(3)	Maximum (#)	or Units (#)(3)	Options (#)	Awards ($/Sh)	Awards ($)(4)
James A. Bianco, M.D.
Performance Award	1/30/14	—	420,418(5)
Performance Award	1/30/14	—	842,331(6)
Performance Award	1/30/14	—	1,122,111(7)					575,099
Restricted Stock Award	1/30/14	—			1,313,997(8)			4,362,470

Louis A. Bianco
Performance Award	1/30/14	—	170,561(5)
Performance Award	1/30/14	—	341,122(6)
Performance Award	1/30/14	—	456,325(7)					233,874
Restricted Stock Award	1/30/14	—			394,199(8)			1,308,741

Jack W. Singer, M.D.
Performance Award	1/30/14	—	170,561(5)
Performance Award	1/30/14	—	341,122(6)
Performance Award	1/30/14	—	456,325(7)					233,874
Restricted Stock Award	1/30/14	—			394,199(8)			1,308,741

Matthew Plunkett, Ph.D.
Performance Award	1/30/14	—	125,676(5)
Performance Award	1/30/14	—	252,849(6)
Performance Award	1/30/14	—	336,633(7)					172,530
Restricted Stock Award	1/30/14	—			394,199(8)			1,308,741
(1)

This column reflects the Long-Term Performance Awards that are subject to achievement by the Company of certain performance goals (discussed in the footnotes below) on or before December 31, 2016. If one or more of the performance goals of the Long-Term Performance Awards is timely achieved, the number of underlying shares in the aggregate that will ultimately vest with respect to such award will be determined by multiplying (i) an award percentage corresponding to the particular performance goal by (ii) the total number of outstanding shares of our common stock, determined on a non-fully diluted basis, as of the vesting date, subject to the applicable share limits of the applicable equity plan at the time of vesting. In the event that sufficient shares are not available under such plan at the time of vesting, the Company may elect to amend the awards to, but is not required to, settle the Long-Term Performance Awards in cash or any other asset. For each award, the “Target” column reflects the number of shares that would vest or be issued under each award upon timely achievement of each performance goal based on the applicable payout percentages and the number of shares of the Company’s common stock issued and outstanding on January 30, 2014, which was the applicable grant date of the awards. However, the actual number of shares issuable for each such award upon any vesting may be different from the number reported in the table, as the actual number will be based on the number of shares of the Company’s common stock outstanding at the time of vesting. The named executive officer does not have the right to dispose of the Long-Term Performance Awards or any other shareholder rights with respect to such awards (except that any portion of such awards granted in restricted stock have voting and dividend rights).

(2)

As discussed in the “Compensation Discussion and Analysis,” in January 2014, the Compensation Committee approved an extension of the deadline for achievement of the underlying performance objectives for the Company’s Long-Term Performance Awards from December 31, 2015 to December 31, 2016. Except with regard to the Market Cap Goal, as described in footnote (7) below, such modifications did not result in any grant-date or incremental fair value computed in accordance with FASB ASC Topic 718 and, accordingly, are not reflected in the table.

(3)

The Company’s Long-Term Performance Awards are currently subject to the terms and share limits of the 2007 Plan. The awards listed in the column “All Other Stock Awards: Number of Shares of Stock or Units” are time-based vesting restricted stock awards subject to the terms of the 2007 Plan. The Compensation Committee administers and has authority to interpret the 2007 Plan provisions and make all required determinations thereunder. See “Potential Payments Upon a Termination or Change in Control” below for additional discussion concerning the termination of employment and change in control terms applicable to these awards.

(4)

For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of equity awards contained in Note 13 (Share-Based Compensation) to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2014, included in the Company’s Original Form 10-K. With respect to equity incentive plan awards, this column reflects the fair value of such awards based on the probable outcome (as of the grant date, or, if modified, as of the modification date) of the performance-based conditions applicable to the awards, as determined under generally accepted accounting principles.

(5)	The vesting of these awards is subject to the achievement of the Tosedostat Phase 3 goal.
(6)	The vesting of these awards is subject to the achievement of the Tosedostat Approval goal.
(7)

The vesting of these awards is subject to the achievement of the Market Cap Goal. These awards were originally granted effective January 3, 2012 and were modified in January 2014 as referred to in footnote (2) above to extend the term of the award from December 31, 2015 to December 31, 2016. These entries reflect the number of shares subject to these awards that would have vested if the market capitalization goal had been met on the modification date based on the Company’s total number of outstanding shares on the modification date.

(8)

These shares vested in three equal installments on March 21, 2014, September 21, 2014 and March 21, 2015. Prior to the time the shares vested, the named executive officer generally did not have the right to dispose of the restricted shares, but had the right to vote and receive dividends (if any) paid by the Company in respect of the restricted shares.

Outstanding Equity Awards at Fiscal 2014 Year-End

The following table presents information regarding the outstanding equity awards held by each of the Company’s named executive officers as of December 31, 2014, including the vesting dates for the portions of these awards that had not vested as of that date.

		Option Awards				Stock Awards
Name/Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)(2)
James A. Bianco, M.D.
Option	12/14/05	208	—	2,832.00	12/14/15	—	—	—	—
Option	01/18/07	200	—	2,040.00	01/18/17	—	—	—	—
Option	12/27/07	333	—	567.00	12/27/17	—	—	—	—
Option	12/10/13	500,000		1.77	12/10/23	—	—	—	—
Restricted Stock	01/30/14	—	—	—	—	437,999(4)	1,033,678	—	—
Performance Award(5)	01/03/12	—	—	—	—	—	—	150,247	354,583
Performance Award(6)	01/03/12	—	—	—	—	—	—	1,325,708	3,128,671
Performance Award(7)	01/03/12	—	—	—	—	—	—	530,283	1,251,468
Performance Award(8)	01/03/12	—	—	—	—	—	—	1,060,567	2,502,938
Performance Award(9)	01/03/12	—	—	—	—	—	—	530,283	1,251,468
Performance Award(10)	01/03/12	—	—	—	—	—	—	219,184	517,274
Performance Award(11)	03/21/13	—	—	—	—	—	—	496,699	1,172,210
Performance Award(12)	03/21/13	—	—	—	—	—	—	995,165	2,348,589
Performance Award (13)	01/30/14	—	—	—	—	—	—	496,699	1,172,210
Performance Award (14)	01/30/14	—	—	—	—	—	—	995,165	2,348,589

Louis A. Bianco
Option	07/14/05	125	—	3,336.00	07/14/15	—	—	—	—
Option	12/14/05	100	—	2,832.00	12/14/15	—	—	—	—
Option	06/22/06	25	—	1,704.00	06/22/16	—	—	—	—
Option	01/18/07	58	—	2,040.00	01/18/17	—	—	—	—
Option	12/27/07	120	—	567.00	12/27/17	—	—	—	—
Option	12/10/13	200,000		1.77	12/10/23	—	—	—	—
Restricted Stock	01/30/14	—	—	—	—	131,400(4)	310,104	—	—
Performance Award(5)	01/03/12	—	—	—	—	—	—	60,099	141,834
Performance Award(6)	01/03/12	—	—	—	—	—	—	539,121	1,272,326
Performance Award(7)	01/03/12	—	—	—	—	—	—	215,649	508,932
Performance Award(8)	01/03/12	—	—	—	—	—	—	429,529	1,013,688
Performance Award(9)	01/03/12	—	—	—	—	—	—	215,649	508,932

		Option Awards				Stock Awards
Name/Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)(2)
Performance Award(10)	01/03/12	—	—	—	—	—	—	107,824	254,465
Performance Award(11)	03/21/13	—	—	—	—	—	—	201,508	475,559
Performance Award(12)	03/21/13	—	—	—	—	—	—	403,015	951,115
Performance Award(13)	01/30/14	—	—	—	—	—	—	201,508	475,559
Performance Award(14)	01/30/14	—	—	—	—	—	—	403,015	951,115
Aequus Restricted Stock	02/11/11	—	—	—		50,000(15)	6,500	—	—

Jack W. Singer, M.D.
Option	07/14/05	125	—	3,336.00	7/14/15	—	—	—	—
Option	12/14/05	100	—	2,832.00	12/14/15	—	—	—	—
Option	06/22/06	25	—	1,704.00	6/22/16	—	—	—	—
Option	01/18/07	58	—	2,040.00	1/18/17	—	—	—	—
Option	12/27/07	120	—	567.00	12/27/17	—	—	—	—
Option	12/10/13	200,000		1.77	12/10/23	—	—	—	—
Restricted Stock	01/30/14	—	—	—	—	131,400(4)	310,104	—	—
Performance Award(5)	01/03/12	—	—	—	—	—	—	60,099	141,834
Performance Award(6)	01/03/12	—	—	—	—	—	—	539,121	1,272,326
Performance Award(7)	01/03/12	—	—	—	—	—	—	215,649	508,932
Performance Award(8)	01/03/12	—	—	—	—	—	—	429,529	1,013,688
Performance Award(9)	01/03/12	—	—	—	—	—	—	215,649	508,932
Performance Award(10)	01/03/12	—	—	—	—	—	—	107,824	254,465
Performance Award(11)	03/21/13	—	—	—	—	—	—	201,508	475,559
Performance Award(12)	03/21/13	—	—	—	—	—	—	403,015	951,115
Performance Award(13)	01/30/14	—	—	—	—	—	—	201,058	475,559
Performance Award(14)	01/30/14	—	—	—	—	—	—	403,015	951,115

Matthew Plunkett, Ph.D.
Option	12/10/13	300,000		1.77	12/10/23	—	—	—	—
Restricted Stock	10/16/12	—	—	—		33,333(16)	78,666	—	—
Restricted Stock	01/30/14	—	—	—	—	131,400(4)	310,104	—	—
Performance Award(5)	03/21/13	—	—	—	—	—	—	44,190	104,288
Performance Award(6)	03/21/13	—	—	—	—	—	—	397,712	938,600
Performance Award(7)	03/21/13	—	—	—	—	—	—	159,085	375,441
Performance Award(8)	03/21/13	—	—	—	—	—	—	318,170	750,881

		Option Awards				Stock Awards
Name/Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)(2)
Performance Award(9)	03/21/13	—	—	—	—	—	—	159,085	375,441
Performance Award(10)	03/21/13	—	—	—	—	—	—	65,402	154,349
Performance Award(11)	03/21/13	—	—	—	—	—	—	148,479	350,410
Performance Award(12)	03/21/13	—	—	—	—	—	—	298,726	704,993
Performance Award(13)	01/30/14	—	—	—	—	—	—	148,479	350,410
Performance Award(14)	01/30/14	—	—	—	—	—	—	298,726	704,993
(1)	Unless otherwise noted, all information in this table pertains to equity-based securities issued by the Company.
(2)

The dollar amounts shown in these columns are determined by multiplying the applicable number of shares or units by $2.36 (the closing price of the Company’s common stock on the last trading day of fiscal year 2014) or, in the case of the shares granted by Aequus, by multiplying the applicable number of shares by $0.13 (the fair market value of Aequus’ common stock as of December 31, 2014).

(3)

The entries in this column reflect the Long-Term Performance Awards that are subject to achievement by the Company of certain performance goals (identified in the footnotes below) on or before December 31, 2016.

If one or more of the performance goals of the Long-Term Performance Awards is timely achieved, the number of underlying shares in the aggregate (including the number of shares subject to restricted shares and restricted share units) that will ultimately vest will be determined by multiplying (i) an award percentage corresponding to the particular performance goal by (ii) the total number of outstanding shares of our common stock, determined on a non-fully diluted basis, as of the vesting date, subject to the applicable share limits of the applicable equity plan at the time of vesting. As of December 31, 2014, 11,862,366 shares of the Company’s common stock were available for new award grants under the 2007 Plan (before taking the LTIP RSUs into account). In the event that sufficient shares are not available under the applicable equity plan at the time of vesting, the Company may elect to amend the awards to, but is not required to, settle the Long-Term Performance Awards in cash or any other asset. The table reports the aggregate number of shares that would vest or be issued under each award upon timely achievement of each performance goal based on the applicable payout percentages and the number of shares of the Company’s common stock issued and outstanding on December 31, 2014. However, the actual number of shares issuable for each award upon any vesting may be different from the number reported in the table, as the actual number will be based on the number of shares of the Company’s common stock outstanding at the time of vesting.

(4)	These shares vested on March 21, 2015.
(5)	The vesting of these awards is subject to the achievement of the Opaxio NDA Approval goal on or before December 31, 2016.
(6)	The vesting of these awards is subject to the achievement of the Market Cap Goal on or before December 31, 2016.
(7)	The vesting of these awards is subject to the achievement of the $50M Sales Goal on or before December 31, 2016.

(8)	The vesting of these awards is subject to the achievement of the $100M Sales Goal on or before December 31, 2016.
(9)	The vesting of these awards is subject to achievement of Cash Flow Breakeven goal on or before December 31, 2016.
(10)	The vesting of these awards is subject to achievement of the EPS Goal on or before December 31, 2016.
(11)	The vesting of these awards is subject to the achievement of the Pacritinib Phase 3 goal on or before December 31, 2016.
(12)	The vesting of these awards is subject to the achievement of the Pacritinib Approval on or before December 31, 2016.
(13)	The vesting of these awards is subject to the achievement of the Tosedostat Phase 3 goal on or before December 31, 2016.
(14)	The vesting of these awards is subject to the achievement of the Tosedostat Approval goal on or before December 31, 2016.
(15)	These shares were granted to Mr. Bianco by Aequus and vested on February 11, 2015.
(16)	These shares vest on September 4, 2015, subject to continued service through the applicable vesting date.

Option Exercises and Stock Vested—Fiscal Year 2014

The following table presents information regarding the vesting during fiscal year 2014 of stock awards granted by the Company to the named executive officers. No executive officer exercised any stock options granted by the Company during fiscal year 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
James A. Bianco, M.D.	—	—	1,535,342	4,982,185
Louis A. Bianco	—	—	460,602	1,494,653
Jack W. Singer, M.D.	—	—	460,602	1,494,653
Matthew Plunkett, Ph.D.	—	—	493,935	1,576,653
(1)

The dollar amounts shown in this column for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of the Company’s common stock on the applicable vesting date.

Potential Payments upon Termination or Change in Control

Termination Benefits

The following describes the termination benefits that may become payable to the named executive officers in connection with a termination of their employment. Each named executive officer’s right to receive termination benefits is conditioned upon his executing a release of claims in favor of the Company and complying with certain restrictive covenants. None of the named executive officers is entitled to any tax gross-up payments from the Company.

Dr. Bianco’s Termination Benefits

Under Dr. Bianco’s employment agreement, if his employment is terminated by the Company without cause or if he resigns for good reason (as the terms “cause” and “good reason” are defined in his agreement), he will receive the following termination benefits:

•	cash severance equal to two years of his base salary (paid in twenty-four monthly installments);

•

reimbursement for up to two years by the Company for premiums paid to continue his health insurance under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) and that of his eligible spouse and dependents;

•	continued payment for two years by the Company of premiums to maintain life insurance paid for by the Company at the time of his termination; and
•

accelerated vesting of all of his then-outstanding and unvested stock-based compensation, with his outstanding, vested stock options to remain exercisable for a period of two years following his termination date.

In the event that, immediately prior to, upon or within two years after a change in control of the Company, Dr. Bianco is terminated by the Company without cause or resigns for good reason, he will receive cash severance in the form of a lump sum payment equal to two years of his base salary, plus an amount equal to the greater of the average of his three prior years’ bonuses or thirty percent of his base salary, as well as the payment of his COBRA and life insurance premiums and the treatment of his outstanding equity awards described above.

In the event (i) the Company is required to restate financials due to its material noncompliance with any financial reporting requirement under the U.S. securities laws during any period for which Dr. Bianco was chief executive officer of the Company or (ii) Dr. Bianco acts in a manner that would have constituted cause for his termination had he been employed at the time of such act, Dr. Bianco will not be entitled to any termination benefits that have not been paid, and will be required to repay any portion of the termination benefits that has already been paid.

Other Named Executive Officers’ Termination Benefits

As of December 31, 2014, the Company’s severance agreements with each of Mr. Bianco, Dr. Singer and Dr. Plunkett provided that, in the event the executive is discharged from employment by the Company without cause (as defined in the agreement) or resigns for good reason (as defined in the agreement, which definition as of December 31, 2014 expressly included, other than for Mr. Plunkett, the occurrence of a change in control of the Company), he will receive the following termination benefits:

•	cash severance equal to eighteen months of his base salary;
•	additional cash severance equal to the greater of the average of his three prior years’ bonuses or thirty percent of his base salary;
•	reimbursement for up to eighteen months by the Company for COBRA premiums to continue his medical coverage and that of his eligible dependents;
•	continued payment for up to eighteen months by the Company of premiums to maintain life insurance paid for by the Company at the time of his termination;
•	accelerated vesting of all of his then-outstanding and unvested stock-based compensation; and
•

in the case of Mr. Bianco and Dr. Singer, his outstanding stock options would remain exercisable for a period of twenty-one months following the termination date, whereas Dr. Plunkett’s options would generally remain exercisable for three months following the termination date (although this period could be extended for up to two years if the Company is not then a public company).

In January 2015, the Compensation Committee approved revisions to the applicable severance agreements of Mr. Bianco, Dr. Singer and Dr. Plunkett in order to harmonize the terms of these agreements, including revisions that resulted in the following:

•	A termination for good reason (giving rise to termination benefits) no longer includes the occurrence of a change in control.
•	The post-termination exercise period for options has been reduced to three months following the executive’s termination date.
•	All cash severance is paid in eighteen monthly installments following the executive’s termination date.

With the exception of the foregoing revisions, the termination benefits for Mr. Bianco, Dr. Singer and Dr. Plunkett remain the same as in effect as of December 31, 2014 and as described above.

Change in Control Benefits

In the event of a change in control of the Company, the named executive officers are entitled to the following:

•

All Long-Term Performance Awards granted to the named executive officers would generally vest (subject to certain limitations with respect to the Market Cap Goal as described in the “Compensation Discussion and Analysis”).

•

With respect to Dr. Bianco, all of his other then-outstanding and unvested stock-based compensation will also fully vest, and all of his outstanding stock options will remain exercisable for a period of two years following his termination date. He will also be entitled to the severance protections described above.

•

With respect to each of Mr. Bianco, Dr. Singer and Dr. Plunkett, in accordance with the Company’s equity incentive plans, all of the executive’s other equity-based awards generally would also vest on a change in control of the Company if the awards were to be terminated in connection with the change in control (i.e., accelerated vesting would not be required if the Compensation Committee provided for the assumption, substitution or other continuation of the award following the transaction). If the awards did not become fully vested on the change in control transaction, they would generally become fully vested/exercisable if the award holder’s employment was terminated by the successor (other than for misconduct) within twelve months following the change in control (subject to any additional vesting protections provided for pursuant to an applicable agreement).

Quantification of Termination and Change in Control Benefits

The termination and change in control benefits under the agreements with our named executive officers are as follows (assuming in each case that the termination of employment and/or change in control that triggered such benefits occurred on December 31, 2014):

Name	Benefits in Connection with Termination (Outside of Change in Control)	Benefits in Connection with Change in Control (No Termination)	Benefits in Connection with a Change in Control and Termination
	($)	($)	($)
James A. Bianco, M.D.
Cash Benefits	1,300,000(1)	—	1,917,500(2)
Medical/Life Insurance continuation(3)	161,237	—	161,237
Equity acceleration(4)	17,081,678	13,953,007	13,953,007
Total	18,542,915	13,953,007	16,031,744

Louis A. Bianco
Cash Benefits	756,167(1)	—	756,167(2)
Medical/Life Insurance continuation(3)	58,244	—	58,244
Equity acceleration(4)	6,863,628	5,591,303(5)	5,591,303
Total	7,678,039	5,591,303	6,405,714

Jack W. Singer, M.D.
Cash Benefits	749,083(1)	—	749,083(2)
Medical/Life Insurance continuation(3)	84,176	—	84,176
Equity acceleration(4)	6,863,628	5,591,303(5)	5,591,303
Total	7,696,887	5,591,303	6,424,562

Matthew Plunkett, Ph.D.
Cash Benefits	668,125(1)	—	668,125(2)
Medical/Life Insurance continuation(3)	40,461	—	40,461
Equity acceleration(4)	5,198,577	4,259,977(5)	4,259,977
Total	5,907,163	4,259,977	4,968,563

(1)

For Dr. Bianco, this amount represents two years of his base salary. For each of the other named executive officers, this amount represents the sum of (i) eighteen months of the executive’s base salary and (ii) the greater of the executive’s average annual bonus for the preceding three years or 30% of the executive’s base salary.

(2)

For each of the named executive officers, this amount represents the sum of (i) eighteen months of the executive’s base salary (or, in the case of Dr. Bianco, two years of his base salary) and (ii) the greater of the executive’s average annual bonus for the preceding three years or 30% of the executive’s base salary.

(3)

This amount represents the aggregate estimated cost of the premiums that would be charged to continue health coverage for the applicable period pursuant to COBRA for the executive and his eligible dependents (to the extent that such dependents were receiving health benefits as of December 31, 2014), in each case to the extent provided in the applicable severance agreement. This amount also includes the cost of continued payment by the Company of life insurance premiums for two years for Dr. Bianco and for eighteen months for the other named executive officers.

(4)

This amount represents the intrinsic value of the unvested portions of the executive’s awards that would have accelerated in the applicable scenario presented in the table. For restricted stock awards, this value is calculated by multiplying $2.36 (the closing price of the Company’s common stock on the last trading day of fiscal year 2014) by the number of shares subject to the accelerated portion of the award.

(5)

These calculations assume that the Compensation Committee does not provide for the continuation or assumption of the awards following a change in control and that, as a result, the applicable awards are to be terminated and (other than the portion of the Long-Term Performance Awards corresponding to the Market Cap Goal) automatically vested in connection with a change in control pursuant to the Company’s equity incentive plan. Since the Market Cap Goal would not have been satisfied on December 31, 2014, that portion of the Long-Term Performance Awards would have terminated without vesting.

Director Compensation

Non-Employee Director Compensation Table—Fiscal Year 2014

The following table presents information regarding the compensation earned for fiscal year 2014 by members of the Board who are not also employees of the Company. The compensation paid to Dr. Bianco and Dr. Singer, who are also employed by the Company, for fiscal year 2014 is presented in the Summary Compensation Table and the related explanatory tables. Dr. Bianco and Dr. Singer are not entitled to receive additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	All Other Compensation (4)	Total
John H. Bauer	88,750	642,232	—	—	730,982
Vartan Gregorian(5)	33,000	542,230	—	—	575,230
Karen Ignagni(6)	61,417	200,002	—	—	261,419
Richard L. Love	95,250	642,232	—	—	737,482
Mary O. Mundinger, DrPH	132,500	642,232	—	—	774,732
Phillip M. Nudelman, Ph.D.	136,500	938,348	—	20,127	1,094,975
Frederick W. Telling, Ph.D.(7)	109,000	642,232	—	—	751,232
Reed V. Tuckson, M.D.	74,750	642,232	—	—	716,982

(1)	The amounts reported in the “Fees Earned” column reflect the amounts earned with respect to fiscal year 2014 for the director’s retainer and meeting fees.
(2)

No stock options were awarded to the non-employee directors during fiscal year 2014. The amounts reported in the “Stock Awards” column of the table above reflect the grant date fair value determined in accordance with FASB ASC Topic 718 of the stock awards and option awards, respectively, granted to the Company’s non-employee directors during fiscal year 2014, provided that, with respect to the amounts included in the “Stock Awards” column that pertain to the modifications of the Long-Term Performance Awards (defined and discussed in “Compensation Discussion and Analysis”), such amounts reflect the applicable incremental fair value determined in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual cash value that will be recognized by the directors pursuant to the awards. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of equity awards contained in Note 13 (Share-Based Compensation) to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2014, included in the Company’s Original Form 10-K.

Additional detail pertaining to the awards reflected in the “Stock Awards” column follows:

•

On January 30, 2014, our Chairman, Dr. Nudelman, was granted 219,000 fully-vested shares with a grant-date fair value of $727,080, and each of the other non-employee directors (with the exception of Ms. Ignagni, who joined our Board as a new director effective January 31, 2014) was granted 146,000 fully-vested shares with a grant-date fair value of $484,720.

•

The January 30, 2014 modifications of the Long-Term Performance Awards (discussed in “Compensation Discussion and Analysis”) resulted in a modification date incremental value of $57,510 (or $86,265 in the case of Dr. Nudelman’s award), determined in accordance with FASB ASC Topic 718.

•

In accordance with the Company’s Director Compensation Policy, on January 31, 2014, Ms. Ignagni, was granted an initial award in connection with her appointment to the Board of 31,348 fully-vested shares with a grant-date fair value of $100,000.

•

In accordance with the Company’s Director Compensation Policy, on May 22, 2014, Dr. Nudelman was granted an annual award 43,555 fully-vested shares with a grant-date fair value of $125,003, and each of the other non-employee directors was granted an annual award of 34,844 fully-vested shares with a grant-date fair value of $100,002.

•

Dr. Gregorian’s director term expired on May 22, 2014, and his then-outstanding and unvested equity awards terminated on that date. Any recognized expense with respect to the grant date fair value and modification date incremental value relating to his unvested awards reported in the table above was reversed.

(3)

The following table presents the number of outstanding and unexercised option awards and the number of shares subject to unvested stock awards held by each of the Company’s non-employee directors as of December 31, 2014. This table includes the Long-Term Performance Awards granted to each of the non-employee directors under the Company’s equity grant program and described in more detail under “Non-Employee Director Compensation Overview” below. The table below reflects the aggregate number of shares that would be issued upon timely achievement of all of the performance goals based on the applicable payout percentages for these awards and the number of shares of the Company’s common stock outstanding on December 31, 2014. However, the actual number of shares issuable for each award upon any vesting may be different from the number reported in the table, as the actual number will be based on the number of shares of the Company’s common stock outstanding at the time of vesting.

Director	Number of Shares Subject to Outstanding Options as of 12/31/2014	Number of Unvested Restricted Shares/ Units as of 12/31/2014
John H. Bauer	103,179	880,270
Karen Ignagni	—	—
Richard L. Love	103,180	880,270
Mary O. Mundinger, DrPH	103,195	880,270
Phillip M. Nudelman, Ph.D.	153,202	1,321,287
Frederick W. Telling, Ph.D.	103,169	880,270
Reed V. Tuckson, M.D.	102,200	880,270

In accordance with the Director Compensation Policy, non-employee director option grants and restricted stock awards, to the extent then outstanding and unvested, become fully vested in the event of a change in control (as such term is defined in the 2007 Plan) that occurs while such non-employee director is a member of the Board (subject to certain limitations with respect to the Market Cap Goal under the Long-Term Performance Awards as described in the “Compensation Discussion and Analysis”).

(4)	For Dr. Nudelman, the “All Other Compensation” includes spousal travel expenses.
(5)	Dr. Gregorian’s director term expired on May 22, 2014.
(6)	Ms. Ignagni was appointed to the Board effective January 31, 2014.

(7)

For Dr. Telling, the “Fees Earned” column of the table above includes $10,000 fees for his service on the board of directors of Aequus. Dr. Telling did not receive any other compensation in 2014 for his services to Aequus.

Non-Employee Director Compensation Overview

Equity Grants

Under the Company’s Director Compensation Policy currently in effect and as in effect in fiscal year 2014, the Company’s non-employee directors receive an annual equity award, as follows: (i) each new non-employee director is granted an award of shares of the Company’s common stock in connection with joining the Board, with the number of shares to equal $100,000 divided by the closing price of the Company’s common stock on the date of grant of the award; and (ii) in connection with each annual meeting of shareholders, each continuing non-employee director is granted an award of shares of the Company’s common stock, with the number of shares to equal $100,000 ($125,000 in the case of a non-employee director who is serving as the Chairman of the Board) divided by the closing price of the Company’s common stock on the date of grant of the award. Each grant will be rounded to the nearest whole share. Under the current Director Compensation Policy, these awards (including the awards granted thereunder in fiscal year 2014) are fully vested at grant. The Board intends to establish a time-based vesting requirement for the foregoing non-employee director equity awards beginning with the awards to be granted in connection with the Company’s 2015 annual meeting of shareholders. In accordance with the policy, each non-employee director received a stock grant in May 2014 as described in note 2 to the table above. The Company’s non-employee directors are also eligible to receive discretionary grants of equity awards from time to time. As noted above, each non-employee director then serving on the Board received a stock grant in January 2014.

In our 2014 definitive proxy statement on Schedule 14A under the heading “New Plan Benefits” in Proposal 3, we disclosed that we intended to grant certain restricted stock awards at the beginning of fiscal year 2015 to each of our named executive officers and each of our non-employee directors.  Such intended awards were granted to our named executive officers, but have not been granted to our non-employee directors.  At this time, we do not know whether such grants to our non-employee directors will, in fact, be made, or what the size or other terms of any such grants would be.

In each of January 2012, March 2013 and January 2014, Long-Term Performance Awards were granted to each non-employee director in service at such time. In January 2014, the deadline for achievement of the goals was extended from December 31, 2015 to December 31, 2016, with vesting in each case being subject to the director’s continued service with the Company. A portion of each non-employee director’s Long-Term Performance Awards was granted in the form of restricted stock and a portion was granted in the form of restricted stock units. If one or more of the performance goals of the Long-Term Performance Awards goals (which are the same as the goals applicable to the Long-Term Performance Awards held by the named executive officers and discussed in the “Compensation Discussion and Analysis”) is timely achieved, the number of underlying shares in the aggregate (including the number of shares subject to restricted shares and restricted share units) that will ultimately vest with respect to such award will be determined by multiplying (i) an award percentage corresponding to the particular performance goal by (ii) the total number of outstanding shares of our common stock, determined on a non-fully diluted basis, as of the vesting date (i.e., the date that the Board certifies attainment of the applicable goal), subject to the applicable share limits of the applicable equity plan at the time of vesting. In the event that sufficient shares are not available under such plan at the time of vesting, the Company may elect to amend the awards to, but is not required to, settle the Long-Term Performance Awards in cash or any other asset.

The award percentages corresponding to the various performance goals under the Long-Term Performance Awards for the non-employee directors as of December 31, 2014 are set forth in the following table:

	Performance Goals(1) and Applicable Award Percentages(2)
	Pacritinib Phase 3	Pacritinib Approval	Opaxio NDA Approval	Market Cap Goal	$50M Sales Goal	$100M Sales Goal	Cash Flow Break Even	EPS Goal	Tosedostat Phase 3 Goal(3)	Tosedostat Approval Goal(3)
Phillip M. Nudelman, Ph.D.	0.071%	0.141%	0.013%	0.1125%	0.045%	0.09%	0.045%	0.018%	0.071%	0.141%
Other Non-Employee Directors (excluding Karen Ignagni)(4)	0.047%	0.094%	0.008%	0.075%	0.03%	0.06%	0.03%	0.013%	0.047%	0.094%

(1)	For a discussion of the particular terms of the goals, see the “Compensation Discussion and Analysis—Performance-Based Awards”.
(2)	Percentages are stated as a percentage of the total number of outstanding shares of our common stock as of the vesting date (determined on a non-fully diluted basis).
(3)	These awards relating to tosedostat were granted in January 2014.
(4)	Ms. Ignagni joined our Board in January 2014.

Cash Compensation Policy

Under the Director Compensation Policy currently in effect and as in effect in fiscal year 2014, non-employee directors are also entitled to cash compensation in the form of annual retainers for service on the Board, an additional annual retainer for chairing certain committees of the Board and additional fees for attending meetings of the Board and meetings of Board committees on which the directors serve, as summarized in the following table:

	Cash Compensation under Director Compensation Policy
		Meeting Fees ($)
	Annual Cash Retainer ($)	Board	Committee
Board Member, other than Chairman of the Board	40,000	2,750	—
Chairman of the Board	75,000	2,750	—
Audit Committee Chair	12,500	—	—
Non-Chair Audit Committee Members	—	—	1,250
Compensation Committee Chair	12,500	—	1,250
Non-Chair Compensation Committee Member	—	—	1,250
Executive Committee Member	—	—	1,250
Nominating and Governance Committee Chair	12,500	—	1,250
Non-Chair Nominating and Governance Committee Member	—	—	1,250

All non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board meetings and committee meetings, as well as other Board-related travel expenses. When a non-employee director travels on Company business, the Company also from time to time pays the costs for the non-employee director’s spouse to accompany the director.

The Board may modify our Director Compensation Policy from time to time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock as of March 30, 2015, except as otherwise noted in the footnotes to the table. The table also provides certain information as of March 30, 2015 regarding beneficial ownership of our common stock and that of Aequus by (i) each of our directors, (ii) each named executive officer and (iii) all directors and executive officers as a group:

	CTI BioPharma Corp. Common Stock			Aequus Biopharma, Inc. Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Shares Subject to Convertible Securities(2)	Percentage Ownership(1)	Number of Shares Beneficially Owned(1)	Shares Subject to Convertible Securities(2)	Percentage Ownership(1)
5% or More Shareholders:
Baxter International Inc.(3)	15,673,981	—	8.7%	—	—	—
Eagle Asset Management, Inc.(4)	12,713,051	—	7.05%	—	—	—
BlackRock, Inc.(5)	9,744,234	—	5.41%	—	—	—
Directors and named executive officers of the Company:(6)
John H. Bauer**	702,190(7)	103,179	*	—	—	—
James A. Bianco, M.D.**	3,814,657(8)	500,741	2.11%	1,000,000	—	4.38%
Louis A. Bianco	1,155,881(9)	200,428	*	200,000	—	*
Karen Ignagni**	66,192(10)	—	*	—	—	—
Richard L. Love**	647,289(11)	103,180	*	—	—	—
Mary O. Mundinger, DrPH**	457,839(12)	103,195	*	—	—	—
Phillip M. Nudelman, Ph.D.**	645,376(13)	153,202	*	—	—	—
Matthew J. Plunkett, Ph.D.	1,028,309(14)	300,000	*	—	—	—
Jack W. Singer, M.D.**	1,536,347(15)	200,428	*	1,000,000	—	4.38%
Frederick W. Telling, Ph.D.**	539,181(16)	103,169	*	300,000	—	1.31%
Reed V. Tuckson, M.D.**	673,706(17)	102,200	*	—	—	—
All directors and executive officers as a group (11 persons)	11,266,967(18)	1,869,722	6.19%	2,500,000	—	10.94%

*	Less than 1%.
**	Denotes director of the Company.
(1)

Beneficial ownership generally includes voting or investment power with respect to securities, and percentage ownership is calculated based on 180,249,693 shares of our common stock outstanding as of March 30, 2015 and 22,850,000 shares of Aequus’ common stock outstanding as of March 30, 2015. This table is based upon information supplied by officers, directors and other investors including, as to our common stock, information from Schedules 13D, 13G and 13F and Forms 3 and 4 filed with the SEC. Shares of common stock subject to options, warrants or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within sixty days of March 30, 2015 are deemed outstanding for computing the percentage of the person holding the option, warrant or convertible security but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned.

(2)

Shares subject to convertible securities included in this column reflect any options, warrants and convertible debt held by the holder exercisable or convertible within sixty days after March 30, 2015. These shares are also included in the columns titled “Number of Shares Beneficially Owned.”

(3)

Beneficial ownership is as of November 15, 2013 and is based on information contained in the Schedule 13G filed with the SEC on November 25, 2013. The Schedule 13G states that (i) Baxter International Inc. has share voting and dispositive power over 15,673,981 shares of our common stock, and (ii) Baxter Healthcare S.A. has shared voting and dispositive power over 15,673,981 shares of our common stock. The total 15,673,981 shares of our common stock beneficially owned by Baxter International Inc. and Baxter Healthcare S.A. represents shares of our common stock received by Baxter Healthcare SA, an indirect wholly-owned subsidiary of Baxter International Inc., upon the conversion of 30,000 shares of the Company’s Series 19 Preferred Stock acquired by Baxter Healthcare SA on November 15, 2013. Baxter International Inc., as the ultimate parent of Baxter Healthcare SA, may be deemed to indirectly beneficially own such shares. Baxter Healthcare SA effected the conversion of all of its shares of Series 19 Preferred Stock on November 25, 2013. The address of Baxter Healthcare SA is Thurgauerstrasse 130, Glattpark (Opfikon), Switzerland 8152. The address of Baxter International Inc. is One Baxter Parkway, Deerfield, Illinois 60015, U.S.A.

(4)

Beneficial ownership is as of December 31, 2014 and is based on information contained in the Schedule 13G filed with the SEC on January 7, 2015 by Eagle Asset Management, Inc. The Schedule 13G states that Eagle Asset Management, Inc. has sole voting power over 12,713,051 shares of our common stock and sole dispositive power over 12,713,051 shares of our common stock. The address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716. Pursuant to a Form 13F filed with the SEC on April 22, 2015 by Eagle Asset Management, Inc., as of March 31, 2015, Eagle Asset Management had sole voting power over 4,332,630 shares of our common stock and sole dispositive power over 4,332,630 shares of our common stock.

(5)

Beneficial ownership is as of December 31, 2014 and is based on information contained in the Schedule 13G/A Amendment No. 1 filed with the SEC on February 2, 2015 by BlackRock, Inc. The Schedule 13G/A states that Blackrock, Inc. has sole voting power over 9,470,717 shares of our common stock and sole dispositive power over 9,744,234 shares of our common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10022, U.S.A.

(6)	The address of our current directors and executive officers listed is 3101 Western Avenue, Suite 600, Seattle, Washington 98121, U.S.A.
(7)

Number of shares beneficially owned includes 58,320 shares of unvested LTIP Restricted Stock which have contingent performance-based vesting terms and will vest based on the achievement of certain performance goals, and does not include the LTIP RSUs.

(8)

Number of shares beneficially owned includes 583,217 shares of unvested LTIP Restricted Stock which have contingent vesting terms and will vest based on the achievement of certain performance goals and 1,060,566 shares of other unvested restricted stock.  Such number does not include the LTIP RSUs.

(9)

Number of shares beneficially owned includes 236,858 shares of unvested LTIP Restricted Stock, which have contingent vesting terms and will vest based on the achievement of certain performance goals, and 318,170 shares of other unvested restricted stock.  Such number does not include the LTIP RSUs. Includes 37 shares held by Mr. Bianco in trust for his children.

(10)	Ms. Ignagni was appointed to the Board effective January 31, 2014.
(11)

Number of shares beneficially owned includes 58,320 shares of unvested LTIP Restricted Stock which have contingent vesting terms and will vest based on the achievement of certain performance goals, and does not include the LTIP RSUs.

(12)

Number of shares beneficially owned includes 58,320 shares of unvested LTIP Restricted Stock which have contingent vesting terms and will vest based on the achievement of certain performance goals, and does not include the LTIP RSUs.

(13)

Number of shares beneficially owned includes 87,481 shares of unvested LTIP Restricted Stock which have contingent vesting terms and will vest based on the achievement of certain performance goals, and does not include the LTIP RSUs.

(14)	Number of shares beneficially owned includes 351,503 shares of unvested restricted stock and does not include the LTIP RSUs.
(15)

Number of shares beneficially owned includes 236,858 shares of unvested LTIP Restricted Stock which have contingent vesting terms and will vest based on the achievement of certain performance goals, and 318,170 shares of other unvested restricted stock. Such number does not include the LTIP RSUs.

(16)

Number of shares beneficially owned includes 58,320 shares of unvested LTIP Restricted Stock which have contingent vesting terms and will vest based on the achievement of certain performance goals, and does not include the LTIP RSUs.

(17)

Number of shares beneficially owned includes 58,320 shares of unvested LTIP Restricted Stock which have contingent vesting terms and will vest based on the achievement of certain performance goals, and does not include the LTIP RSUs.

(18)

Number of shares beneficially owned includes (i) 1,436,014 shares of unvested LTIP Restricted Stock which are performance-based and will vest based on the achievement of certain performance goals, and (ii) 2,048,409 shares of other unvested restricted stock for all directors and executive officers as a group. Such number does not include the LTIP RSUs.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2014, with such plans being the 2007 Plan and the 2007 Employee Stock Purchase Plan (the “ESPP”).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plans Approved by Shareholders	4,918,149(1)(2)	$3.14	11,896,515(3)
Plan Not Approved by Shareholders	—	—	—
Totals	4,918,149	$3.14	11,896,515

(1)	These shares were subject to stock options then outstanding under the 2007 Plan.
(2)

As described in the “Compensation Discussion and Analysis” above, the Compensation Committee approved the Long-Term Performance Awards under the 2007 Plan that would be payable in fully-vested shares of our common stock upon satisfaction of the performance and other requirements imposed on the award, with a portion of such awards being granted in the form of restricted shares that would vest upon achievement of the related performance goal and the balance of such awards being granted as a contingent right to receive additional vested shares upon achievement of the performance goal based on our total outstanding shares at the time such goal is achieved. Columns (a) and (b) of this table are presented without giving effect to the Long-Term Performance Awards as (i) the restricted shares representing the LTIP Restricted Stock were issued and outstanding as of December 31, 2014 and (ii) the remaining number of shares that would be issuable in payment of these awards with respect to the LTIP RSUs depends on our total issued and outstanding shares at the time of payment and was therefore not determinable as of December 31, 2014. More information regarding the LTIP RSUs is presented in Item 11 above

(3)

Of these shares, 11,862,366 shares were available for issuance under the 2007 Plan, and 34,149 were available for issuance under the ESPP. This number of shares is presented after giving effect to the LTIP Restricted Stock but before giving effect to the LTIP RSUs. In the event of the full vesting of the LTIP RSUs, the foregoing 11,862,366 shares would be used entirely to satisfy only a portion of the LTIP RSUs. If the LTIP RSUs become payable and sufficient shares are not available under the applicable equity plan, the number of shares payable with respect to the LTIP RSUs will be proportionately reduced such that the share limits of the applicable equity plan at the time of vesting will not be exceeded. In the event that sufficient shares are not available under such plan at the time of vesting, the Company may elect to amend the awards to, but is not required to, settle the Long-Term Performance Awards in cash or any other asset. More information regarding the LTIP RSUs is presented in Item 11 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to our Code of Business Conduct and Ethics and the Amended and Restated Charter for the Audit Committee, any potential related party transaction must be fully disclosed to the chief financial officer. Upon review, if the chief financial officer determines that the transaction is material to us, then the Audit Committee must review and approve in writing in advance such related party transaction. Item 404(a) of Regulation S-K requires us to disclose in this Form 10-K/A any transaction involving more than $120,000 in which we are a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock or an immediate family member of any of those persons.

In May 2007, we formed Aequus, a majority-owned subsidiary of which our ownership was approximately 61% as of December 31, 2014. We entered into a license agreement with Aequus whereby Aequus gained rights to certain technology known as the Genetic Polymer™.

In May 2007, we also entered into an agreement to fund Aequus in exchange for a convertible promissory note. The terms of the note provide that (i) interest accrues at a rate of 6% per annum until maturity, (ii) in the event the note balance is not paid on or before the maturity date, interest accrues at a rate of 10% per annum and (iii) prior to maturity, the note is convertible into a number of shares of Aequus equity securities equal to the quotient obtained by dividing (1) the outstanding balance of the note by (2) the price per share of the Aequus equity securities. The note matured and was due and payable in May 2012, although it has not yet been repaid. We are currently in negotiations with Aequus to, among other things, extend the maturity date of the note. In addition, we entered into a services agreement to provide certain administrative and research and development services to Aequus. The amounts charged for these services, if unpaid by Aequus within thirty days, will be considered additional principal advanced under the promissory note. We funded Aequus $2.0 million, $1.5 million and $0.6 million during the years ended December 31, 2014, 2013 and 2012, respectively, including amounts advanced in association with the services agreement. The Aequus note balance, including accrued interest, was approximately $8.1 million and $5.8 million as of December 31, 2014 and 2013, respectively.

Two of our named executive officers, James A. Bianco, M.D. and Jack W. Singer, M.D., are minority shareholders of Aequus, each owning approximately 4.4% of the equity in Aequus as of December 31, 2014. Both Dr. Bianco and Dr. Singer are members of Aequus’ Board. Additionally, Frederick W. Telling, Ph.D., a member of our Board, owns approximately 1.3% of Aequus as of December 31, 2014, and is also a member of Aequus’ Board. In 2014, 2013 and 2012, Dr. Telling earned $10,000, $12,500 and $7,500, respectively, in fees for his service on the Board of Aequus. Dr. Telling did not receive any other compensation in 2014 for his services to Aequus. Our Executive Vice President, Finance and Administration, Louis A. Bianco provides certain consulting services to Aequus, including financial guidance business development services.

Corey Masten-Legge, a stepson of James A. Bianco, M.D., is employed as a corporate attorney in our legal department. In 2014, Mr. Masten-Legge received $249,240 in base salary and bonus, $3,739 in 401(k) Plan matching funds and a grant of stock options for 15,500 shares of common stock with a grant-date fair value (based on the assumptions used to value equity awards in our financial reporting) of $41,131.

Baxter International Inc. and its affiliates had a beneficial ownership of approximately 8.7% of our common stock as of March 30, 2015, initially acquired in connection with entry into a Development, Commercialization and License Agreement, dated as of November 14, 2013, by and among us, Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, and a Registration Rights Agreement between us and Baxter Healthcare SA dated November 14, 2013.  One of our subsidiaries, CTI Life Sciences Limited, is also party to a manufacturing and supply agreement (the “MSA”) dated February 25, 2015 with Baxter Oncology GmbH (“Baxter Oncology”), which we understand is an affiliate of Baxter International Inc. Pursuant to the MSA, Baxter Oncology has agreed to provide certain manufacturing and supply services to CTILS with regard to PIXUVRI. In exchange, CTILS has agreed (i) to expend approximately €1.3 million under the MSA in connection with process development and validation for the manufacture of PIXUVRI and (ii) beginning in 2018, to purchase from Baxter Oncology a minimum percentage of PIXUVRI product sold by CTILS or its sublicensees in certain territories.

Director Independence

The Board has adopted standards concerning director independence that meet the NASDAQ independence standards and, with respect to the Audit Committee, the rules of the SEC. Our policy is to have at least a majority of directors qualify as “independent” under the NASDAQ Stock Market Rules and our Amended and Restated Corporate Governance Guidelines, which is available on our website at http://www.ctibiopharma.com. The Company, the Nominating and Governance Committee and the Board are involved in the process of determining the independence of acting directors and director nominees. We solicit relevant information from directors and director nominees via a questionnaire, which covers material relationships, compensatory arrangements, employment and any affiliation with us. In addition to reviewing information provided in the questionnaire, we ask our executive officers on an annual basis regarding their awareness of any existing or currently proposed transactions, arrangements or understandings involving us in which any director or director nominee has or will have a direct or indirect material interest. We share our findings with the Nominating and Governance Committee and the Board regarding the NASDAQ and SEC independence requirements and any information regarding the director or director nominee that suggests that such individual is not independent. The Board discusses all relevant issues, including consideration of any transactions, relationships or arrangements that are not required to be disclosed under Item 404(a) of Regulation S-K, prior to making a determination with respect to the independence of each director. In making the independence determination with respect to Dr. Nudelman, the Board considered the fact that Dr. Nudelman’s son, Mark Nudelman, served as the President and CEO of the Hope Heart Institute from 2007 until 2013. The Company made charitable donations to the Hope Heart Institute in 2011, 2012 and 2013; however, the amount falls within NASDAQ prescribed limits. The Board also considered the fact that Dr. Nudelman served on the board of a company that provided the company with certain hardware and software services in 2011. The Board also considered Dr. Telling’s relationship with our majority-owned subsidiary, Aequus, which is discussed above.

Based on the review described above, the Board affirmatively determined that:

•

A majority of the directors of the Board are independent, and all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee are independent, under the applicable NASDAQ standards and, in the case of the Audit Committee, the applicable SEC standard.

•

All of the non-management directors of the Board are independent under the NASDAQ standard. The independent directors are: John H. Bauer, Karen Ignagni, Richard L. Love, Mary O. Mundinger, DrPH, Phillip M. Nudelman, Ph.D., Frederick W. Telling, Ph.D. and Reed V. Tuckson, M.D.

•	James A. Bianco, M.D. and Jack W. Singer, M.D. are not independent by virtue of their officer positions with the Company.

Other than as described above, in 2014, there were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the Board in determining that the applicable independence standards were met by each of the directors.

Item 14. Principal Accounting Fees and Services.

Marcum LLP served as our independent auditor and independent registered public accounting firm for the completion of our audit for the year ended December 31, 2014. The Audit Committee has again approved the appointment of Marcum LLP, as our independent auditor, for the year ending December 31, 2015. The following table provides the aggregate fees billed for professional services rendered by our principal accountants during each of the past two fiscal years ended December 31, 2014 and 2013:

Services Rendered	2014	2013
Audit Fees(1)	$ 574,000	$ 530,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

(1)

Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)

Audit Related Fees. This category pertains to fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans and other attestation services not required by statute or regulation.

(3)	Tax Fees. This category pertains to fees for professional services provided related to tax compliance, tax planning and tax advice.
(4)	Other Fees. There were no other fees for services not included above.

Pre-Approval Policy

Pursuant to the Amended and Restated Charter for the Audit Committee, the Audit Committee or one of its members to whom such authority may from time to time be delegated pre-approves all auditing services and non-audit services to be performed by our independent auditor and the associated fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules:

(i) All financial statements of the Registrant are included in the Original Form 10-K.

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto included in the Original Form 10-K.

(a)(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K/A, and such Exhibit Index is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2015.

CTI BioPharma Corp.

By:	/s/ James A. Bianco
James A. Bianco, M.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Location

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2014.

Filed herewith.

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2014.

Filed herewith.