Form 10-Q
period 2015-06-30
CTI BIOPHARMA CORP
filed 2015-08-06
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2015
Common Stock, no par value	180,659,075

CTI BIOPHARMA CORP.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,864	$70,933
Accounts receivable, net	880	2,011
Inventory	3,607	4,182
Prepaid expenses and other current assets	4,512	3,379
Total current assets	63,863	80,505
Property and equipment, net	4,148	4,646
Other assets	5,447	7,136
Total assets	$73,458	$92,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,180	$6,356
Accrued expenses	17,440	19,734
Warrant liability	368	—
Current portion of deferred revenue	847	826
Current portion of long-term debt	2,824	9,014
Other current liabilities	438	410
Total current liabilities	33,097	36,340
Deferred revenue, less current portion	1,430	1,779
Long-term debt, less current portion	48,800	8,363
Other liabilities	5,659	5,882
Total liabilities	88,986	52,364
Commitments and contingencies
Common stock purchase warrants	—	1,445
Shareholders' equity (deficit):
Common stock, no par value:
Authorized shares - 315,000,000 and 215,000,000 at June 30, 2015 and December 31, 2014, respectively
Issued and outstanding shares - 180,372,288 and 176,761,099 at June 30, 2015 and December 31, 2014, respectively	2,031,982	2,023,949
Accumulated other comprehensive loss	(6,886)	(6,499)
Accumulated deficit	(2,036,888)	(1,975,695)
Total CTI shareholders' equity (deficit)	(11,792)	41,755
Noncontrolling interest	(3,736)	(3,277)
Total shareholders' equity (deficit)	(15,528)	38,478
Total liabilities and shareholders' equity	$73,458	$92,287

See accompanying notes.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$849	$1,148	$1,654	$2,416
License and contract revenue	251	195	2,174	338
Total revenues	1,100	1,343	3,828	2,754

Operating costs and expenses:
Cost of product sold	183	202	373	347
Research and development	19,320	14,017	36,791	26,196
Selling, general and administrative	12,624	13,792	24,921	30,542
Other operating expense	—	—	253	—
Total operating costs and expenses	32,127	28,011	62,338	57,085
Loss from operations	(31,027)	(26,668)	(58,510)	(54,331)
Non-operating income (expense):
Interest expense	(597)	(467)	(1,091)	(931)
Amortization of debt discount and issuance costs	(131)	(185)	(311)	(363)
Foreign exchange gain (loss)	185	(160)	(543)	(165)
Other non-operating income (expense)	(1,196)	1	(1,196)	(885)
Total non-operating expense, net	(1,739)	(811)	(3,141)	(2,344)

Net loss before noncontrolling interest	(32,766)	(27,479)	(61,651)	(56,675)
Noncontrolling interest	170	80	458	274
Net loss	$(32,596)	$(27,399)	$(61,193)	$(56,401)
Basic and diluted net loss per common share	$(0.19)	$(0.19)	$(0.35)	$(0.39)
Shares used in calculation of basic and diluted net loss per common share	175,458	144,453	174,706	143,302

See accompanying notes.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss before noncontrolling interest	$(32,766)	$(27,479)	$(61,651)	$(56,675)

Other comprehensive income (loss):
Foreign currency translation adjustments	(752)	76	1,495	47
Unrealized foreign exchange gain (loss) on intercompany balance	880	—	(1,874)	—
Net unrealized loss on securities available-for-sale:	(13)	(66)	(8)	(58)
Other comprehensive income (loss)	115	10	(387)	(11)

Comprehensive loss	(32,651)	(27,469)	(62,038)	(56,686)
Comprehensive loss attributable to noncontrolling interest	170	80	458	274
Comprehensive loss attributable to CTI	$(32,481)	$(27,389)	$(61,580)	$(56,412)

See accompanying notes.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(61,651)	$(56,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,109	13,185
Depreciation and amortization	512	616
Loss on debt extinguishment	1,211	—
Noncash interest expense	311	363
Change in value of warrant liability	(15)	886
Other	(195)	409
Changes in operating assets and liabilities:
Accounts receivable	973	(380)
Inventory	245	22
Prepaid expenses and other current assets	(1,192)	73
Other assets	1,198	(366)
Accounts payable	4,976	1,346
Accrued expenses and other	(2,082)	2,450
Deferred revenue	(328)	(338)
Total adjustments	12,723	18,266
Net cash used in operating activities	(48,928)	(38,409)

Investing activities
Purchases of property and equipment	(24)	(58)
Net cash used in investing activities	(24)	(58)

Financing activities
Proceeds from Hercules debt, net of issuance costs	5,910	(73)
Repayment of Hercules debt	(4,659)	—
Proceeds from Baxalta milestone advance	32,000	—
Payment of tax withholding obligations related to stock compensation	(544)	(108)
Cash paid for Series 21 preferred stock issuance costs	(227)	—
Other	22	59
Net cash provided by (used in) financing activities	32,502	(122)

Effect of exchange rate changes on cash and cash equivalents	381	134

Net decrease in cash and cash equivalents	(16,069)	(38,455)
Cash and cash equivalents at beginning of period	70,933	71,639
Cash and cash equivalents at end of period	$54,864	$33,184

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$960	$911
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Issuance of common stock upon exercise of common stock purchase warrants	$—	$1,877
Repayment and issuance of Hercules debt	$13,815	$—

See accompanying notes.

CTI BIOPHARMA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its wholly-owned subsidiaries, also referred to collectively in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on commercializing PIXUVRI ® (pixantrone), or PIXUVRI, in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma and conducting a Phase 3 clinical trial program evaluating pacritinib for the treatment of adult patients with myelofibrosis to support regulatory submission for approval in the United States, or the U.S., and Europe. We are also evaluating pacritinib in earlier clinical trials as treatment for other blood-related cancers.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration in the U.S., the European Medicines Agency, or the EMA, in the E.U. and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information of CTI as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

As of June 30, 2015, we also had a 61% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest  in the consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Accounts Receivable

Our accounts receivable balance includes trade receivables related to PIXUVRI sales. We estimate an allowance for doubtful accounts based upon the age of outstanding receivables and our historical experience of collections, which includes adjustments for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to our assumptions as necessary. When it is deemed probable that a customer account is uncollectible, the account balance is written off against the existing allowance. We also consider the customers’ country of origin to determine if an allowance is required. We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and our business. As of June 30, 2015 and December 31, 2014, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. Our allowance for doubtful accounts balance was $0.3 million as of June 30, 2015 and $0.1 million as of December 31, 2014.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for pacritinib, PIXUVRI, tosedostat and Opaxio.

Our available cash and cash equivalents were $54.9 million as of June 30, 2015. We believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements and our ability to control costs and expected net sales of PIXUVRI, will only be sufficient to fund our operations through the fourth quarter of 2015. This raises substantial doubt about our ability to continue as a going concern.

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

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $4.7 million and $4.9 million as of June 30, 2015 and December 31, 2014, of which $4.4 million and $4.7 million is included in other assets and $0.3 million and $0.2 million is included in prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of June 30, 2015, the VAT receivable related to operations in Italy is approximately $4.4 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Inventory

We carry inventory at the lower of cost or market. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the production and distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review our inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. Based on assessment of shelf lives and net realizable value of the product, $1,000 reserve for excess, obsolete or unsalable inventory was recorded as of June 30, 2015. No reserve was recorded as of June 30, 2014.

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

Milestone payments

In February 2015, under our exclusive license and collaboration agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or the Servier Agreement, we received a €1.5 million milestone payment (or $1.7 million upon conversion from euros as of the date we received the funds) relating to the attainment of reimbursement approval for PIXUVRI in Spain. We allocated the milestone payment based on the relative-selling-price percentages originally used to allocate the arrangement consideration under the Servier Agreement. This revenue was accounted for under the milestone method of accounting since this milestone was determined to be substantive at the inception of the arrangement.

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

During the three months ended March 31, 2015, we have determined that the intercompany balance due from CTILS may no longer be considered of a short-term nature. Due to this change in accounting estimate, favourable unrealized foreign exchange gain of $0.9 million and unfavourable unrealized foreign exchange loss of $1.9 million was recorded in cumulative foreign currency translation adjustment account for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the intercompany balance due from CTILS was €22.7 million (or $25.3 million upon conversion from euros as of June 30, 2015).

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

Equity awards, warrants, and unvested share rights aggregating 14.7 million and 15.4 million shares for the three months ended June 30, 2015 and 2014, respectively, and 14.6 million and 15.4 million shares for the six months ended June 30, 2015 and 2014, respectively, prior to the application of the treasury stock method, were excluded from the calculation of diluted EPS because they are anti-dilutive.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or the FASB, issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

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

In July 2015, FASB issued a new accounting guidance on simplifying the measurement of inventory which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2.	Inventory

The components of PIXUVRI inventory consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Finished goods	$1,011	$850
Work-in-process	2,596	3,332
Total inventories	$3,607	$4,182

3.	Long-term Debt

Baxalta

In June 2015, we entered into the First Amendment, or the Baxalta Amendment, to the Development, Commercialization and License Agreement, or the License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter. Baxalta Incorporated and its affiliates, or Baxalta, have been assigned Baxter’s rights and obligations under the License Agreement. Pursuant to the Baxalta Amendment, two potential milestone payments in the aggregate amount of $32 million from Baxalta to us were accelerated from the schedule contemplated by the License Agreement relating to the following: the $12.0 million development milestone payment payable in connection with the regulatory submission to the EMA with respect to pacritinib, or the EMA Milestone, and the $20.0 million development milestone payment payable in connection with the first treatment dosing of the last patient enrolled in PERSIST-2, or the PERSIST-2 Milestone. Under the Baxalta Amendment, each of the two milestone advances bears interest at an annual rate of 9% percent until the earlier of the date of the first occurrence of the respective milestone or the date that the respective advance plus accrued interest is repaid in full.

In the event that pacritinib development is terminated due to certain specified reasons or the milestones are not achieved by respective deadlines (December 31, 2016 for the PERSIST-2 Milestone and March 31, 2017 for the EMA Milestone), we would be required to repay the respective advance to Baxalta in eight quarterly installments of $1.5 million relating to the EMA Milestone and $2.5 million relating to the PERSIST-2 Milestone, in each case beginning 30 days after the end of the calendar quarter of the first occurrence of such event, and a final payment equal to the remainder of the unpaid balance. Repayment of the advances will be accelerated in the event of the commencement of insolvency proceedings and certain other events of default. If a milestone is achieved, however, then we would remain entitled to the respective milestone payments. Additionally, in the event that we do not spend a specified amount on the development of pacritinib from the date of the amendment through February 29, 2016, payments to Baxalta in an amount equal to such deficiency may be required or credited against amounts owed to us under certain circumstances. In connection with this advance, we recorded debt issuance costs of $0.1 million. As of June 30, 2015, the outstanding balance of such advance was $32.0 million, and the unamortized issuance costs were $0.1 million.

Hercules

In June 2015, we entered into the Third Amendment, or the Third Amendment, to the Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc. and certain affiliates, or collectively, Hercules. Under the Third Amendment, Hercules agreed to provide term loans in an aggregate principal amount of up to $25.0 million, inclusive of the principal balance outstanding immediately prior to closing of the Third Amendment of $13.8 million, or collectively, the Term Loan Borrowings. We drew $6.2 million upon closing of the Third Amendment, resulting in a then-outstanding principal balance of $20.0 million under the Term Loan Borrowings. The remaining $5.0 million is available for borrowing at our option through June 30, 2016, subject to certain conditions. In connection with the Third Amendment, we paid a commitment fee of $15,000 and a facility charge of $0.3 million. The provision under the original Loan Agreement requiring us to pay a fee to Hercules of $1.3 million on the date of repayment of the borrowings thereunder was amended pursuant to the Third Amendment, such that the fee will now be payable on the earliest to occur of (1) October 1, 2016, (2) the date on which the Term Loan Borrowings are prepaid in full or (3) the date on which the Term Loan Borrowings become due and payable in full.

The interest rate on the Term Loan Borrowings floats at a rate per annum equal to 10.95% plus the amount by which the prime rate exceeds 3.25%. We are initially required to make interest payments only on a monthly basis, followed by the 36 equal monthly installments of principal and interest (mortgage style) commencing on January 1, 2016. The interest-only period may be extended by up to six months at our option if we achieve certain milestones by certain specified deadlines. We may elect to prepay some or all of the Term Loan Borrowings at any time subject to a prepayment fee, if any, pursuant to the terms of the Third Amendment. Under certain circumstances, we may be required to prepay the Term Loan Borrowings with proceeds of asset dispositions. The Term Loan Borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions.

In connection with the Third Amendment, we issued a warrant to Hercules to purchase shares of common stock. The warrant is exercisable for five years from the date of issuance for 0.3 million shares of common stock at an initial exercise price is $1.71 per share. The exercise price is subject to adjustment if, within six months after closing of the Third Amendment, we issue shares of common stock or securities that are exercisable or convertible into shares of common stock in transactions not registered under the Securities Act of 1933, as amended, under certain circumstances at an effective price per share of common stock that is less than the then-effective exercise price of the warrant. In such case, the exercise price shall automatically be reduced to equal the price per share of common stock in such transaction. The exercise price under the warrant and the number of shares for which the warrant is exercisable are each subject to certain customary adjustments as set forth in the agreement representing the warrant. Since the warrant does not meet the considerations necessary for equity classification under the applicable authoritative guidance, we determined the warrant is a liability instrument that is marked to fair value with changes in fair value recognized through earnings at each reporting period. The warrant is categorized as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value are considered observable market data. As of the issuance date and June 30, 2015, we estimate the fair value of the warrant to be $0.4 million and $0.4 million, respectively.

The modified terms under the Third Amendment are considered substantially different as compared to the terms of the Loan Agreement immediately prior to the Third Amendment, pursuant to ASC 470-50, Modification and Extinguishment. As such, the Third Amendment was accounted for as a debt extinguishment, resulting in a loss on debt extinguishment of $1.2 million which is included in other non-operating expense.

As of June 30, 2015 and December 31, 2014, the outstanding principal balance under our Loan Agreement, as amended by the Third Amendment, was $20.0 million and $18.5 million, unamortized debt discount was $0.4 million and $1.1 million, and unamortized issuance costs were $0.1 million and $0.2 million, respectively.

4.	Legal Proceedings

As previously disclosed, on December 10, 2009, the Commissione Nazionale per le Società e la Borsa (which is the public authority responsible for regulating the Italian securities markets), or CONSOB, sent us a notice claiming, among other things, violation of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. However, we understand that, according to applicable Italian law provisions as interpreted by applicable case law, CONSOB’s right to pursue a pecuniary administrative sanction is considered barred due to the passage of time.

The Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcomes of these cases. As of December 31, 2012, we reversed the entire reserve we had previously recorded relating to the VAT Assessments after having received favorable court rulings. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us. The current status of the legal proceedings surrounding each respective VAT year return at issue is as follows:

2003. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT assessment, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. In January 2014, we were notified that the ITA requested partial payment of the 2003 VAT assessment in the amount of €0.4 million (or $0.6 million upon conversion from euros at the time of payment in March 2014). We believe that the decision of the Regional Tax Court did not carefully take into account our arguments and the documentation we filed, and in January 2014, we appealed such decision to the Italian Supreme Court both on procedural grounds and on the merits of the case.

2005, 2006 and 2007. The ITA has appealed to the Italian Supreme Court the decisions of the respective appellate court with respect to each of the 2005, 2006 and 2007 VAT returns.

If the final decisions of the Italian Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $10.5 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of June 30, 2015.

On May 13, 2015, the Company (as nominal defendant) and our directors (as individual defendants) entered into a memorandum of understanding to settle the pending lawsuit in King County Superior Court in the State of Washington docketed as  Lopez & Gilbert v. Nudelman, et al ., Case No. 14-2-18941-9 SEA, or the Derivative Lawsuit, the Settlement. The Settlement must still be memorialized in a stipulation of settlement to be filed with the court, followed by both preliminary and final approval by the court. The provisions of the Settlement include the following terms subject to court approval:

•

We will cancel and the non-employee directors will agree to the rescission of all currently outstanding equity awards that we previously granted to non-employee directors that included performance-based vesting metrics and as to which the performance goals remained unsatisfied as of May 13, 2015;

•

Our current non-employee directors will agree to hold (not transfer or sell or encumber in any way) until September 14, 2015 shares of our stock that they currently own and that we awarded to them during 2011, or at any time after 2011 to the present, and that, at the time of the award by us, was fully-vested and unrestricted;

•

We will cap the total annual compensation provided by it to its non-employee directors for each of 2015 and 2016. Such annual compensation cap for each non-employee director for each of 2015 and 2016 will be the greater of (i) $375,000, plus, as to our Board Chairman, an additional $100,000, or (ii) the 75th percentile of compensation paid by a group of peer companies to their non-employee directors (and, in the case of our Chairman, the 75th percentile of compensation paid by such peers who have a non-employee director chair of their respective board of directors to such non-employee director chairs). The peer group for these purposes will be selected based on advice from the outside compensation consultant.  For purposes of the compensation cap and the peer group comparison, compensation will be determined and measured consistent with the rules under Item 402 of Regulation S-K under the Securities Exchange Act of 1934, as amended, and based on publicly-available information at the applicable time; and

•

We will implement, if not already implemented, within 90 days following final approval of the Settlement by the court, and maintain until at least the end of calendar year 2017 the following: an annual board discussion of non-employee director compensation philosophy; the use of a compensation consultant to advise the Compensation Committee on material decisions concerning non-employee director compensation issues and compare our non-employee director compensation program to a group of our peers; the use of plain language in our compensation-related public filings; and  obtain confirmation from our legal department and outside legal counsel advising on executive compensation matters that any contemplated non-employee director awards do not materially violate the applicable plan or materially fail to comply with applicable law.

We currently anticipate that we will be obligated to pay an amount for plaintiffs’ legal fees and expenses, which will ultimately be subject to court approval. However, in light of our existing insurance coverage, we do not anticipate that the payment of the ultimate fee award will have a material effect on our financial position or results of operations. The amount of our reasonable estimate of liability as of June 30, 2015, though immaterial, was accrued for in our financial statements as of June 30, 2015.

5.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2015 and 2014, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$762	$1,034	$1,752	$1,816
Selling, general and administrative	2,011	4,322	5,357	11,369
Total share-based compensation expense	$2,773	$5,356	$7,109	$13,185

For the three and six months ended June 30, 2015 and 2014, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Performance rights	$423	$191	$841	$694
Restricted stock	1,586	3,679	4,958	9,648
Options	764	1,486	1,310	2,843
Total share-based compensation expense	$2,773	$5,356	$7,109	$13,185

6.	Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Loss on Securities Available-For- Sale	Foreign Currency Translation Adjustments	Unrealized foreign exchange loss on intercompany balance	Accumulated Other Comprehensive Loss
December 31, 2014	$(490)	$(6,009)	$—	$(6,499)
Current period other comprehensive income (loss)	(8)	1,495	(1,874)	(387)
June 30, 2015	$(498)	$(4,514)	$(1,874)	$(6,886)

7.	Leases

Our deferred rent balance was $4.2 million as of June 30, 2015, of which $0.4 million was included in other current liabilities and $3.8 million was included in other liabilities. As of December 31, 2014, our deferred rent balance was $4.4 million, of which $0.4 million was included in other current liabilities and $4.0 million was included in other liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q may contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning sufficiency of cash resources and other projections, product manufacturing and sales, research and development expenses, selling, general and administrative expenses, financings and additional losses, are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ending December 31, 2014, or the 2014 Form 10-K, particularly in “Factors Affecting Our Business, Financial Condition, Operating Results and Prospects,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

PIXUVRI is currently available in Austria, Denmark, Finland, France, Germany, Israel, Italy, Netherlands, Norway, Sweden and the United Kingdom, or the U.K., and has achieved reimbursement decisions under varying conditions in England/Wales, Italy, France, Germany, Netherlands and Spain. In almost all European markets, pricing and availability of prescription pharmaceuticals are subject to governmental control. Accordingly, any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by the governmental authorities in each country where PIXUVRI is available for sale and other factors. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from PIX306.

We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize PIXUVRI in certain countries in the E.U. In September 2014, we entered into an exclusive license and collaboration agreement, or the Servier Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier, with respect to the development and commercialization of PIXUVRI. Under the Servier Agreement, we retain full commercialization rights to PIXUVRI in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the U.K. and the U.S., while Servier has exclusive rights to commercialize PIXUVRI in all other countries. For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities – Servier.”

Pacritinib

Our lead development candidate, pacritinib, is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. Pacritinib is currently being evaluated in two Phase 3 clinical trials, known as the PERSIST program, for adult patients with myelofibrosis. Myelofibrosis is a rare blood cancer associated with significantly reduced quality of life and shortened survival. As the disease progresses, the body slows production of important blood cells and within one year of diagnosis, the incidence of disease-related thrombocytopenia (very low blood platelet counts), severe anemia and red blood cell transfusion requirements increase significantly. Among other complications, most patients with myelofibrosis present with enlarged spleens (splenomegaly), as well as many other potentially devastating physical symptoms such as abdominal discomfort, bone pain, feeling full after eating little, severe itching, night sweats and extreme fatigue. We believe pacritinib may offer an advantage over other JAK inhibitors through effective treatment of symptoms while having less treatment-emergent thrombocytopenia and anemia than has been seen in the currently approved JAK inhibitor.

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

In March 2015, we reported top-line results for the primary endpoint from PERSIST-1, which is a randomized Phase 3 registration-directed trial examining pacritinib for the treatment of patients with myelofibrosis. PERSIST-1 met its primary endpoint of spleen volume reduction (35 percent or greater from baseline to Week 24 by magnetic resonance imaging or computerized tomography scan) when compared with physician-specified best available therapy, excluding treatment with JAK2 inhibitors, in the intent-to-treat population, with statistically significant activity observed in patients irrespective of their initial platelet count, including patients with very low platelet counts at study entry.

In May 2015, data from PERSIST-1 showed that compared to best available therapy (exclusive of a JAK inhibitor), pacritinib therapy resulted in a significantly higher proportion of patients with spleen volume reduction and control of disease-related symptoms. Treatment with pacritinib resulted in improvements in severe thrombocytopenia and severe anemia, eliminating the need for blood transfusions in a quarter of patients who were transfusion dependent at the time of enrollment. Gastrointestinal symptoms were the most common adverse events and typically lasted for approximately one week. A limited number of patients discontinued treatment due to side effects. There were no Grade 4 gastrointestinal events reported. These results were presented at a late-breaking oral session at the 51st Annual Meeting of the American Society of Clinical Oncology Annual Meeting.

In June 2015, results from PERSIST-1 patient-reported outcome (PRO) and other quality of life measures presented at a late-breaking oral session at the 20th Congress of the European Hematology Association showed significant improvements in symptom score with pacritinib therapy compared to best available therapy (exclusive of a JAK inhibitor) across the symptoms reported in the presentation.

Under the Baxalta Agreement (defined below), we share joint commercialization rights to pacritinib with Baxalta Incorporated and its affiliates, or Baxalta, in the U.S., while Baxalta has exclusive commercialization rights for all indications outside the U.S. For additional information relating to the Baxalta Agreement, see Part I, Item 2, “License Agreements and Milestone Activities—Baxalta”.

Tosedostat

Our earlier stage product candidate, tosedostat, is a novel oral, once-daily aminopeptidase inhibitor that has demonstrated significant responses in patients with acute myeloid leukemia, or AML. It is currently being evaluated in several Phase 2 cooperative group-sponsored trials and investigator-sponsored trials. These trials are evaluating tosedostat in combination with hypomethylating agents in AML and myelodysplastic syndrome, which are cancers of the blood and bone marrow. We anticipate data from these signal-finding trials may be used to determine an appropriate design for a potential Phase 3 trial.

In June 2015, data from an investigator-sponsored Phase 2 trial of tosedostat in elderly patients with either primary AML or AML that has evolved from myelodysplastic syndrome showed the combination of tosedostat with low-dose cytarabine/Ara-C resulted in an overall response rate of 54 percent, with 45 percent of patients achieving durable complete responses. These findings were also presented at the European Hematology Association.

Financial summary

Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $1.1 million for the three months ended June 30, 2015, compared to $1.3 million for the same period in 2014. Total revenues increased to $3.8 million for the six months ended June 30, 2015, compared to $2.8 million for the same period in 2014. Our loss from operations for the three and six months ended June 30, 2015 was $31.0 million and $58.5 million, respectively, compared to a loss of $26.7 million and $54.3 million during the same periods in 2014. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of June 30, 2015, we had cash and cash equivalents of $54.9 million.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2015 and 2014

Product sales, net. Net product sales from PIXUVRI were $0.8 million and $1.1 million for the three months ended June 30, 2015 and 2014, and $1.7 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively. We sell PIXUVRI through a limited number of wholesale distributors and directly to health care providers in Austria, Denmark, Finland, Germany, Norway, Sweden and England. Servier is responsible for distribution of PIXUVRI in the respective countries in its territory.  We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.

Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. The decrease in net product sales of $0.3 million for the three months ended June 30, 2015 and $0.8 million for the six months ended June 30, 2015 compared to the same periods in 2014 was primarily related to the decline in average exchange rate of the euro for our euro-denominated sales as well as pricing and volume variances between the periods presented. Any expansion of our commercial operations in E.U. (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.

Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were $0.9 million and $1.2 million for the three months ended June 30, 2015 and 2014, and $1.7 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively.

Product sales, net for the three months ended June 30, 2015 and 2014 includes a provision for discounts, rebates and other of $10,000 and $15,000 for current period sales, respectively. Product sales, net for the six months ended June 30, 2015 and 2014 includes a provision for discounts, rebates and other of $18,000 and $30,000 for current period sales, respectively. The provision for discounts, rebates and other during the periods presented primarily relates to distributor discounts on PIXUVRI product sold.

The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. During the three and six months ended June 30, 2015, the provision of $1,000 and $2,000 was recorded for current period sales, respectively. The reversal adjustment for $1,000 was recorded during the six months ended June 30, 2015 for prior period sales. During the three months and six months ended June 30, 2014, the provision of $35,000 and $38,000 was recorded for current period sales, respectively.

During the three months ended June 30, 2015 and 2014, payments and credits of $10,000 and $15,000 were applied towards provision for discounts, rebates and other for current period sales, respectively. During the three months ended June 30, 2014, payments and credits of $7,000 were applied towards such provision for prior period sales. During the six months ended June 30, 2015 and 2014, payments and credits of $18,000 and $30,000 were applied towards such provision for current period sales and $6,000 and $76,000 for prior period sales, respectively. All rebate payments made during the periods presented relate to 2013 sales activity.

As of June 30, 2015, the balances of reserve for product returns of $11,000, and reserve for discounts, rebates and other of $30,000, are reflected in accounts receivable and accrued expenses, respectively. As of June 30, 2014, the balances were $77,000 and $0.1 million for product returns reserve and reserve for discounts, rebates and other, respectively.

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Baxalta	Development services revenue	$223	$195	$411	$338
	Total Baxalta	223	195	411	338

Servier	License revenue	-	-	1,622	-
	Development services revenue	25	-	131	-
	Royalty revenue	3	-	10	-
	Total Servier	28	-	1,763	-

Total license and contract revenue		$251	$195	$2,174	$338

Baxalta

The license and contract revenue under the Baxalta Agreement for each of the three months ended June 30, 2015 and 2014 includes $0.2 million of development services revenue recognized from the upfront payment we received in connection with the Baxalta Agreement in 2013. $0.4 million and $0.3 million of such revenue was recognized for the six months ended June 30, 2015 and 2014, respectively. For additional information relating to the Baxalta Agreement, see Part I, Item 2, “License Agreements and Milestone Activities—Baxalta”.

Servier

The license and contract revenue under the Servier Agreement for the six months ended June 30, 2015 includes $1.6 million of license revenue and $0.1 million of development services revenue. In February 2015, we received a €1.5 million milestone payment (or $1.7 million using the currency exchange rate as of the date we received the funds) relating to the attainment of reimbursement approval for PIXUVRI in Spain. We allocated the milestone payment in the table above based on the relative-selling-price percentages originally used to allocate the arrangement consideration under the Servier Agreement. There were no such milestone payments received in other periods presented. For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities – Servier.”

The following table illustrates such balances of deferred revenue under each of the Baxalta Agreement and the Servier Agreement as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Current portion of deferred revenue
Baxalta	$611	$724
Servier	102	102
Other	134	-
Total current portion of deferred revenue	847	826

Deferred revenue, less current portion
Baxalta	762	1,059
Servier	668	720
Total deferred revenue, less current portion	1,430	1,779

Total deferred revenue	$2,277	$2,605

Operating costs and expenses

Cost of product sold. Cost of product sold is related to sales of PIXUVRI. Cost of product sold for each of the three months ended June 30, 2015 and 2014 was $0.2 million. While the cost of product sold expense remained unchanged between periods, the number of units sold declined in the three months ended June 30, 2015.  In addition, the euro experienced a decline between comparable periods.  These changes were partially offset by the sale of higher cost inventory during the three months ended June 30, 2015.  Cost of product sold for the six months ended June 30, 2015 and 2014 was $0.4 million and $0.3 million, respectively. This increase was primarily due to the sale of higher cost inventory, despite the sale of fewer units during the six months ended June 30, 2015.  Additionally, we recorded a write-off of $37,000 for expired inventory during the current period while there was no such write-off recorded in the comparable period.  The decline in the euro between comparable periods partially offset the increase in cost of product sold.  We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the Committee for Medicinal Products for Human Use, or the CHMP, which is a committee of the EMA. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization, and therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales will increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold. At this time, we cannot reasonably estimate the timing or rate of consumption of reduced-cost PIXUVRI product manufactured and expensed prior to capitalization, and we are unable to provide our estimate of cost of goods sold as a percentage of product revenue once such inventory is exhausted.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Compounds:
PIXUVRI	$4,147	$1,379	$8,323	$2,580
Pacritinib	9,181	7,172	17,062	13,136
Opaxio	(10)	133	12	241
Tosedostat	226	124	259	284
Operating expenses	5,559	4,896	10,585	9,542
Research and preclinical development	217	313	550	413
Total research and development expenses	$19,320	$14,017	$36,791	$26,196

Costs for our compounds include external direct expenses such as principal investigator fees, charges from clinical research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of New Drug Applications, or NDAs, or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound licensed to and under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of June 30, 2015 were $102.3 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $63.9 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd, or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $227.3 million for Opaxio, $11.7 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma). External direct costs incurred by us as of June 30, 2015 were $9.6 million for brostallicin.  We did not expend material resources on brostallicin during the periods presented. Research and development expenses increased to $19.3 million for the quarter ended June 30, 2015 compared to $14.0 million for the quarter ended June 30, 2014. Research and development expenses increased to $36.8 million for the six months ended June 30, 2015 compared to $26.2 million for the same period in 2014. These increases were primarily due to increased costs incurred with our PIX306 trial and our pacritinib development program. The increase in the pacritinib program is primarily due to clinical and non-clinical Phase 1 studies to support a potential NDA filing, in addition to the ramp-up of the PERSIST-2 trial.  These increases were partially offset by decreases due to completion of enrollment in the PERSIST-1 trial. The increase in operating expenses is primarily attributed to personnel costs and other expenses in support of our development programs.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time and resources to develop our current and any future product candidates. Our product candidates pacritinib, tosedostat and Opaxio are currently in clinical development, and our product PIXUVRI, which is currently being commercialized in parts of Europe, is undergoing a post-authorization trial. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib, tosedostat and Opaxio, and to complete the post-authorization PIX306 trial of PIXUVRI, because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib, tosedostat or Opaxio to generate material net cash inflows. In order to generate revenue from these compounds, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $12.6 million for the three months ended June 30, 2015 as compared to $13.8 million for the same period in 2014. This decrease was primarily due to a $2.3 million decrease in non-cash share-based compensation, partially offset by increases in other expenses, including settlement expense, and also an increase in bad debt expense associated with PIXUVRI trade receivables.  Selling, general and administrative expenses were $24.9 million for the six months ended June 30, 2015 as compared to $30.5 million for the same period in 2014. This decrease was primarily due to a $6.0 million decrease in non-cash share-based compensation and also a decrease in a provision for tax assessments, partially offset by increases in other expenses, including settlement expense.

Other operating expense. Other operating expense of $0.3 million for the six months ended June 30, 2015 relates to the payment made to Novartis International Pharmaceutical Ltd., or Novartis, as a result of the milestone payment we received under the Servier Agreement relating to the attainment of reimbursement approval for PIXUVRI in Spain.

Non-operating income and expenses

Interest expense. Interest expense for the three and six months ended June 30, 2015 and for the same periods in 2014 was primarily related to our senior secured term loan.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three and six months ended June 30, 2015 and for the same periods in 2014 was primarily related to our senior secured term loan.

Foreign exchange gain (loss). The foreign exchange gain (loss) for the three and six months ended June 30, 2015 and for the same periods in 2014 is due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.

Other non-operating expense. Other non-operating expense for the three and six months ended June 30, 2015 was primarily related to a $1.2 million loss on debt extinguishment in connection with our entry into an amendment to our senior secured term loan agreement. Please see Part I, Item 1, Note 3, Long-Term Debt, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information.  Other non-operating expense for the same periods in 2014 was primarily related to the change in fair value of the warrant issued pursuant to our senior secured term loan agreement.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and cash equivalents. As of June 30, 2015, we had $54.9 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities increased to $48.9 million during the six months ended June 30, 2015 as compared to $38.4 million for the same period in 2014. This increase was primarily due to research and development activities incurred in connection with our pacritinib development program and our PIX306 trial.

Net cash used in investing activities. Net cash used in investing activities decreased to $24,000 for the six months ended June 30, 2015 compared to $58,000 for the same period in 2014 due to a decrease in purchases of property and equipment.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $32.5 million for the six months ended June 30, 2015 compared to $0.1 million net cash used in financing activities for the same period in 2014. The increase in net cash provided was primarily due to the proceeds we received in June 2015 under our senior secured term loan agreement and as a result of the Baxalta milestone advance received, each as discussed below.

In June 2015, we amended our senior secured term loan agreement pursuant to which we received $6.2 million (less fees and expenses) in additional borrowed funds, thereby resulting in an outstanding principal balance thereunder of $20.0 million as of June 30, 2015. An additional $5.0 million is available for borrowing at our option through June 30, 2016, subject to the satisfaction of certain conditions. For a discussion of such loan agreement, please see Part I, Item 1, Note 3, Long-Term Debt, in this Quarterly Report on Form 10-Q.

In June 2015, we received an advance of potential milestone payments from Baxalta in the aggregate amount of $32 million relating to the development milestone payment payable to us in connection with the regulatory submission to the EMA with respect to pacritinib, or the EMA Milestone, and the development milestone payment payable to us for the first treatment dosing of the last patient enrolled in PERSIST-2, or the PERSIST-2 Enrollment Milestone. For a discussion of the terms of such advanced funds, including the applicable interest rate and events that may trigger repayment thereof, see Part I, Item 2, “License Agreements and Milestone Activities—Baxalta”.

Capital Resources

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements, our ability to control costs and expected net sales of PIXUVRI, will only be sufficient to fund our operations through the fourth quarter of 2015. This raises substantial doubt about our ability to continue as a going concern. Further, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for PIXUVRI, pacritinib, Opaxio and tosedostat. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of June 30, 2015, our available cash and cash equivalents were $54.9 million. We had an outstanding principal balance under our senior secured term loan agreement of $20.0 million, and an additional $5.0 million is available for borrowing thereunder at our option through June 30, 2016, subject to the lender’s receipt of the following: (1) on or prior to December 31, 2015, satisfactory evidence of the achievement of full patient enrollment in PERSIST-2; and (2) on or prior to June 30, 2016, satisfactory evidence of the achievement of positive data in connection for PERSIST-2. We also had an outstanding balance of $32 million classified as debt as a result of the Baxalta milestone advance received in June 2015. Refer to the discussion above for further details regarding these borrowings.

Financial resource forecasts are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and the other factors identified under “Capital Requirements” below may consume capital resources earlier than planned. Additionally, we may not receive the anticipated milestone payments or achieve projected net sales from PIXUVRI. Due to these and other factors, the foregoing forecast for the period for which we will have sufficient resources to fund our operations may fail.

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
•

ability to reach milestones triggering payments under certain of our contractual arrangements, receive the associated payments and satisfy the conditions necessary to retain the funds from the June 2015 advance from Baxalta;

•	litigation and other disputes;
•	competitive market developments; and
•	other unplanned business developments.

The following table includes information relating to our contractual obligations as of June 30, 2015 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases:
Facilities	$18,505	$2,621	$5,352	$5,418	$5,114
Long-term debt(1) (2)	52,000	2,879	35,756	13,365	-
Interest on long-term debt(1) (2)	12,196	2,112	9,584	500	-
Purchase commitments(3) (4)	3,075	2,645	361	44	25
Other obligations(5)	1,278	-	1,278	-	-
	$87,054	$10,257	$52,331	$19,327	$5,139

(1)

This amount includes the principal payable of $20.0 million under our senior secured term loan. In addition, this amount (i) includes the advance received in June 2015 of $32.0 million related to the acceleration of two potential development milestone payments under the Baxalta Amendment, (ii) bears fixed interest at an annual rate of 9% and (iii) assumes that we do not achieve the two development milestones by the respective deadlines, which, among other things, triggers repayment of the advance. Please refer to Part I, Item 1, Note 3, Long-Term Debt, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information.

(2)

The interest rate on our senior secured term loan floats at a rate per annum equal to 10.95% plus the amount by which the prime rate exceeds 3.25%. The amounts presented for interest payments in future periods assume a prime rate of 3.25%.

(3)	Purchase commitments include obligations related to manufacturing supply, insurance and other purchase commitments.
(4)

In February 2015, CTI Life Sciences Limited, or CTILS, entered into a manufacturing and supply agreement with Baxter Oncology GmbH. In connection with process development and validation for the manufacture of PIXUVRI, CTILS has agreed to expend approximately €1.3 million under this agreement as of June 30, 2015 (or $1.4 million upon conversion from euros as of June 30, 2015). Beginning in 2018, under this agreement, CTILS is obliged to purchase from Baxter Oncology GmbH a minimum percentage of PIXUVRI product sold by CTILS or its sublicensees in certain territories. Such obligation is dependent on future product sales and is not provided for in the table above as it is not estimable.

(5)

Other obligations include a fee in the amount of $1.3 million payable to Hercules on the date on which the senior secured term loan is paid or becomes due and payable in full. Other obligations do not include $4.2 million deferred rent associated with our operating lease for office space.

Certain of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed compounds. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. For additional information, please see discussion below in Part I, Item II, “License Agreements and Milestone Activities.”

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

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

We received an upfront payment in October 2014 of €14.0 million (or $17.8 million using the currency exchange rate as of the date we received the funds in October 2014). In addition, subject to the achievement of certain conditions, the Servier Agreement provides for our potential to receive milestone payments thereunder in the aggregate amount of up to €89.0 million, which is comprised of the following: up to €49.0 million in potential clinical and regulatory milestone payments (of which €9.5 million is payable upon occurrence of certain enrollment events in connection with the PIX306 study for PIXUVRI); and up to €40.0 million in potential sales-based milestone payments. Of the foregoing potential milestone payments, we have received a €1.5 million milestone payment relating to the attainment of reimbursement approval for PIXUVRI in Spain. In addition, for a number of years following the first commercial sale of a product containing PIXUVRI in the respective country, regardless of patent expiration or expiration of regulatory exclusivity rights, we are eligible to receive tiered royalty payments ranging from a low double-digit percentage up to a percentage in the mid-twenties based on net sales of PIXUVRI products, subject to certain reductions of up to mid-double digit percentages under certain circumstances.

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

Baxalta

In November 2013, we entered into a Development, Commercialization and License Agreement, dated as of November 14, 2013, between Baxter International Inc. and the Company, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas, or the Original License Agreement.  The Original License Agreement, the rights and obligations to which were recently assigned from Baxter International Inc. to Baxalta, was amended by a first amendment thereto, or the Baxalta Amendment, effective June 8, 2015. The Original License Agreement, as amended by the Baxalta Amendment, is referred to herein as the “Baxalta Agreement”. Under the Baxalta Agreement, Baxalta has an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable license (which is sub-licensable under certain circumstances) relating to pacritinib. Licensed products under the Baxalta Agreement consist of products in which pacritinib is an ingredient.

We received an upfront payment of $60 million under the Baxalta Agreement, which included a $30 million investment in our equity. The Baxalta Agreement also provides for us to receive potential additional payments of up to $302 million upon the successful achievement of certain development and commercialization milestones, comprised of $112 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190 million. Of such potential milestone payments, we have received $20 million to date relating to the achievement of a clinical milestone. In addition, in June 2015, pursuant to the Baxalta Amendment, we received an advance of the potential milestone payments in the amount of $32 million relating to the milestone payment payable in connection with the EMA Milestone and the PERSIST-2 Enrollment Milestone. Such advances bear interest at an annual rate of 9% percent until the earlier of (i) the date of first occurrence of the respective milestone and (ii) the date that the respective advance plus accrued interest is repaid in full. In the event that pacritinib development is terminated either because of a regulatory determination that the benefit/risk profile of the drug candidate is unacceptable or due to safety concerns or certain other reasons, including the failure of pacritinib to meet certain criteria or certain endpoints, or a Milestone Failure, we would be required to repay the respective advance to Baxalta in eight quarterly installments beginning thirty days after the end of the calendar quarter of the first occurrence of a Milestone Failure and a final payment equal to the remainder of the unpaid balance, or the Repayment Terms. Further, if (i) the EMA Milestone is not achieved prior to March 31, 2017 or (ii) the PERSIST-2 Enrollment Milestone is not achieved prior to December 31, 2016, then we would also be required to repay the respective advance pursuant to the Repayment Terms. Repayment of the advances will be accelerated in the event of the commencement of insolvency proceedings, and certain other events of default. If a milestone is achieved, however, then we would remain entitled to the respective advance.

Under the Baxalta Agreement, we were responsible for all development costs incurred prior to January 1, 2014 and are responsible for approximately $96 million in U.S. and E.U. development costs incurred thereafter, subject to potential adjustment in certain circumstances. All development costs exceeding the $96 million threshold will generally be shared as follows: (i) costs generally applicable worldwide will be shared 75 percent to Baxalta and 25 percent to us, (ii) costs applicable to territories exclusive to Baxalta will be 100 percent borne by Baxalta and (iii) costs applicable exclusively to co-promotion in the U.S. will be shared equally between the parties, subject to certain exceptions. In the event that we do not spend a specified amount on the development of pacritinib from June 8, 2015 through February 29, 2016, payments to Baxalta in an amount equal to such deficiency may be required or credited against amounts owed to us in certain circumstances. We and Baxalta have each been allocated up to 50% of the manufacturing (subject to certain conditions), with certain pricing adjustments based on comparative costs of supply. To the extent that any expenses are advanced by Baxalta on our behalf, such amounts may be deducted from any payments Baxalta owes us pursuant to the Baxalta Agreement.

Outside the U.S., we are eligible to receive tiered high single digit to mid-teen percentage royalty payments based on net sales for myelofibrosis, and higher double-digit royalties for other indications, subject to reduction by up to 50 percent if (i) Baxalta is required to obtain third party royalty-bearing licenses to fulfill its obligations under the Baxalta Agreement and (ii) in any jurisdiction where there is no longer either regulatory exclusivity or patent protection.

The Baxalta Agreement will expire when Baxalta has no further obligation to pay royalties to us in any jurisdiction, at which time the licenses granted to Baxalta will become perpetual and royalty-free. We or Baxalta may terminate the Baxalta Agreement prior to its expiration in certain circumstances. Following the one-year anniversary of receipt of regulatory approval in certain countries, we may terminate the Baxalta Agreement as to one or more such countries if Baxalta has not undertaken requisite regulatory or commercialization efforts in the applicable country and certain other conditions are met. Baxalta may terminate the Baxalta Agreement earlier than its expiration in certain circumstances including (i) in the event development costs for myelofibrosis for the period commencing January 1, 2014 are reasonably projected to exceed a specified threshold, (ii) as to some or all countries in the event of commercial failure of the licensed product or (iii) without cause following the one-year anniversary of the effective date of the Baxalta Agreement, provided that such termination will have a lead-in period of six months before it becomes effective. Additionally, either party may terminate the Baxalta Agreement prior to its expiration in events of force majeure, or the other party’s uncured material breach or insolvency. In the event of a termination prior to the expiration date, rights in pacritinib will revert to us.

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

Vernalis

We entered into an amended and restated exclusive license agreement with Vernalis, or the Vernalis License Agreement, for the exclusive worldwide right to use certain patents and other intellectual property rights to develop, market and commercialize tosedostat and certain other compounds. Under the Vernalis License Agreement, we have agreed to make tiered royalty payments of no more than a high single digit percentage of net sales of products containing licensed compounds, with such obligation to continue on a country-by-country basis for the longer of ten years following commercial launch or the expiry of relevant patent claims.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.1 million in milestone payments during 2014 based on certain enrollment milestones achieved. We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of June 30, 2015.

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

Novartis

In January 2014, we entered into a Termination Agreement, or the Novartis Termination Agreement, with Novartis to reacquire the rights to PIXUVRI and Opaxio previously granted to Novartis under our agreement entered into in September 2006, as amended, or the Original Novartis Agreement. Pursuant to the Novartis Termination Agreement, the Original Novartis Agreement was terminated in its entirety, except for certain customary provisions, including those pertaining to confidentiality and indemnification, which survive termination.

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

Nerviano Medical Sciences

Our license agreement dated October 6, 2006 with Nerviano Medical Sciences, S.r.l. for brostallicin, a synthetic DNA minor groove binding agent that has demonstrated anti-tumor activity, which we terminated in June 2015, provided for the potential payment by us of up to $80 million in milestone payments based on the achievement of certain product development results.

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

Other Agreements

We have several agreements with contract research organizations, third party manufacturers and distributors that have durations of greater than one year for the development and distribution of certain of our compounds.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the euro. In addition, certain of our contractual arrangements, such as the Servier Agreement, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Any expansion of our commercial operations in Europe (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. Further, as the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of June 30, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.5 million as of this date.

Interest Rate Risk

Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance under such loan at June 30, 2015 of $20 million, and assuming such amount had been outstanding as of January 1, 2015, a 1.0 percent increase in interest rates would result in additional annualized interest expense of $0.2 million. For a discussion of such loan, including applicable interest rates, covenants and events of default, please see Part I, Item 1, Note 3, Long-Term Debt, in this Quarterly Report on Form 10-Q. The funds advanced to us pursuant to the Baxalta Amendment do not bear a variable interest rate.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Financial Information

With respect to our unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six-month periods ended June 30, 2015 and June 30, 2014, included herein, Marcum LLP, or Marcum, reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 6, 2015 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Marcum is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

and Shareholders of CTI BioPharma Corp.

We have reviewed the accompanying condensed consolidated balance sheet of CTI BioPharma Corp. as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive loss for the three- and six-month periods ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.

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

Note 1 to the Company’s audited financial statements as of December 31, 2014, and for the year then ended disclosed that the Company did not expect that their existing cash and cash equivalents would be sufficient to fund their operations beyond the third quarter of 2015. Our auditors’ report on those financial statements included an explanatory paragraph referring to the matters in Note 1 of those financial statements indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 1 to the Company’s June 30, 2015 unaudited interim financial statements, the Company believes its present financial resources are only sufficient to fund its operations through the fourth quarter of 2015. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of CTI BioPharma Corp. as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2015, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

Marcum LLP

San Francisco, California

August 6, 2015

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

CONSOB

As previously disclosed, on December 10, 2009, the Commissione Nazionale per le Società e la Borsa (which is the public authority responsible for regulating the Italian securities markets), or CONSOB, sent us a notice claiming, among other things, violation of the provisions of Section 114, paragraph 1 of the Italian Legislative Decree no. 58/98 due to the asserted late disclosure of the contents of the opinion expressed by Stonefield Josephson, Inc., an independent registered public accounting firm, with respect to our 2008 financial statements. However, we understand that, according to applicable Italian law provisions as interpreted by applicable case law, CONSOB’s right to pursue a pecuniary administrative sanction is considered barred due to the passage of time.

ITA – VAT Returns

The Italian Tax Authority, or the ITA, issued notices of assessment to CTI BioPharma Corp.– Sede Secondaria, or CTI (Europe) based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcomes of these cases. As of December 31, 2012, we reversed the entire reserve we had previously recorded relating to the VAT Assessments after having received favorable court rulings. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

Developments in the VAT proceedings since January 2013 are as follows:

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

If the final decisions of the Italian Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $10.5 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of June 30, 2015.

Derivative Lawsuit

On May 13, 2015, the Company (as nominal defendant) and our directors (as individual defendants) entered into a memorandum of understanding to settle the pending lawsuit in King County Superior Court in the State of Washington docketed as  Lopez & Gilbert v. Nudelman, et al ., Case No. 14-2-18941-9 SEA, or the Settlement. The Settlement must still be memorialized in a stipulation of settlement to be filed with the court, followed by both preliminary and final approval by the court. The provisions of the Settlement include the following terms subject to court approval:

•

We will cancel and the non-employee directors will agree to the rescission of all currently outstanding equity awards that we previously granted to non-employee directors that included performance-based vesting metrics and as to which the performance goals remained unsatisfied as of May 13, 2015;

•

Our current non-employee directors will agree to hold (not transfer or sell or encumber in any way) until September 14, 2015 shares of our stock that they currently own and that we awarded to them during 2011, or at any time after 2011 to the present, and that, at the time of the award by us, was fully-vested and unrestricted;

•

We will cap the total annual compensation provided by it to its non-employee directors for each of 2015 and 2016. Such annual compensation cap for each non-employee director for each of 2015 and 2016 will be the greater of (i) $375,000, plus, as to our Board Chairman, an additional $100,000, or (ii) the 75th percentile of compensation paid by a group of peer companies to their non-employee directors (and, in the case of our Chairman, the 75th percentile of compensation paid by such peers who have a non-employee director chair of their respective board of directors to such non-employee director chairs). The peer group for these purposes will be selected based on advice from the outside compensation consultant.  For purposes of the compensation cap and the peer group comparison, compensation will be determined and measured consistent with the rules under Item 402 of Regulation S-K under the Exchange Act and based on publicly-available information at the applicable time; and

•

We will implement, if not already implemented, within 90 days following final approval of the Settlement by the court, and maintain until at least the end of calendar year 2017 the following: an annual board discussion of non-employee director compensation philosophy; the use of a compensation consultant to advise the Compensation Committee on material decisions concerning non-employee director compensation issues and compare our non-employee director compensation program to a group of our peers; the use of plain language in our compensation-related public filings; and  obtain confirmation from our legal department and outside legal counsel advising on executive compensation matters that any contemplated non-employee director awards do not materially violate the applicable plan or materially fail to comply with applicable law.

For historical information concerning such matter, including the procedural history, see Part II, Item 1, “Legal Proceedings”, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors.

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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $54.9 million as of June 30, 2015. We believe that our present financial resources, together with additional milestone payments projected to be received under certain of our contractual agreements, our ability to control costs and expected net sales of PIXUVRI, will only be sufficient to fund our operations through the fourth quarter of 2015. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and other research and development activities, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, ability to consummate appropriate collaborations for development and commercialization activities, ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments and satisfy the conditions necessary to retain the funds from the June 2015 advance from Baxalta, litigation and other disputes, competitive market developments and other unplanned business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of June 30, 2015, we had an outstanding principal balance under our senior secured term loan agreement of $20.0 million, with an additional $5.0 million being available for borrowing at our option through June 30, 2016, subject to certain conditions. We are required to make monthly interest-only payments in respect thereof in the approximate amount of $0.2 million until January 1, 2016 (with such interest-only period being subject to extension by up to an additional six months under certain circumstances), and following January 1, 2016, we will be required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.7 million. Such borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. While we have the potential to borrow an additional $5.0 million available to us under the senior secured loan agreement subject to certain conditions described above, there can be no guarantees that we will be able to satisfy such conditions in order to borrow such funds. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. In addition, with respect to the $32 million advance we received in June 2015 from Baxalta, certain events may trigger repayment of such advance prior to attainment of the respective milestones.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2015, we had an accumulated deficit of $2.0 billion and we expect to continue to incur net losses. As a part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

If our development and commercialization collaborations are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize the applicable compound(s), which could have a material adverse effect on our business.

Our business is heavily dependent on the success of our development and commercialization collaborations. In particular, under the Servier Agreement and the Baxalta Agreement, we rely heavily on Servier and Baxalta, respectively, to collaborate with us to develop and commercialize PIXUVRI and pacritinib, respectively. As a result of our dependence on our relationships with Servier and Baxalta, the success or commercial viability of PIXUVRI and pacritinib is, to a certain extent, beyond our control. We are subject to a number of specific risks associated with our dependence on our collaborative relationship with Servier and Baxalta, including the following: possible disagreements as to the timing, nature and extent of development plans for the respective compound, including clinical trials or regulatory approval strategy; changes in their respective personnel who are key to the collaboration efforts; any changes in their respective business strategies adverse to our interests; possible disagreements regarding ownership of proprietary rights; the ability to meet our financial and other contractual obligations under the respective agreements; and the possibility that Servier or Baxalta could elect to terminate their respective agreements with us pursuant to certain “at-will” termination clauses or otherwise breach their respective agreements with us. Furthermore, the contingent financial returns under our collaborations with Servier and Baxalta depend in large part on the achievement of development and commercialization milestones and the ability to generate applicable product sales to trigger royalty payments. Therefore, our success, and any associated future financial returns to us and our investors, will depend in large part on the performance of each of Servier and Baxalta. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

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

Successful development of anti-cancer and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

•	delay or failure in obtaining necessary U.S. and international regulatory approvals, or the imposition of a partial or full regulatory hold on a clinical trial;
•	difficulties in formulating a compound, scaling the manufacturing process, timely attaining process validation for particular drug products and obtaining manufacturing approval,
•	pricing or reimbursement issues or other factors that may make the product uneconomical to commercialize;
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

In addition, from time to time we report top-line data for clinical trials. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Top-line or preliminary data is based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, top-line results may differ from future results, or different conclusions or considerations may qualify such results once existing data has been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business in general.

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
•

they may experience excessive product loss due to contamination, equipment failure, inadequate transportation or storage, improper installation or operation of equipment, vendor or operator error, inconsistency in yields or variability in product characteristics;

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

In particular, with respect to the commercialization of PIXUVRI and the future potential commercialization of pacritinib, we will be heavily dependent on our collaboration partners, Servier and Baxalta, respectively. The failure of Servier or Baxalta (or any other applicable collaboration partner) to fulfill its respective commercialization obligations with respect to a compound, or the occurrence of any of the events in the list above, could adversely affect the commercialization of our products. If we fail to commercialize products or if our future products do not achieve significant market acceptance, we will not likely generate significant revenues or become profitable.

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

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend, in part, on our ability and that of our collaborator, Servier, to successfully commercialize our only currently marketed product, PIXUVRI. As disclosed elsewhere herein, PIXUVRI is not approved for marketing in the U.S., is presently available only in a limited number of countries and is reimbursed in even fewer countries.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products, including PIXUVRI, are subject to extensive labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports.  In addition, such products are subject to ongoing maintenance of product registration and continued compliance with good manufacturing practices, or GMP, good clinical practices, or GCP, and good laboratory practices, or GLP. Further, distribution of products must be conducted in accordance with good distribution practices, or GDP.  The distribution process and facilities of our third party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.  Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as our ongoing PIX306 trial of PIXUVRI required by the EMA. We cannot predict the outcome of PIX306 or whether we will be able to complete the associated requirements in a timely manner. If we are unable to submit the requisite PIX306 clinical study report by the due date in November 2016 or are otherwise unable to satisfy all applicable requirements, our conditional marketing authorization for PIXUVRI may be revoked.

Any other failure to comply with applicable regulations could result in product recalls, interruption of manufacturing and commercial supply processes, withdrawal or seizure of products, suspension of an applicable wholesale distribution authorization and/or distribution of products, operating restrictions, injunctions, suspension of licenses, revocation of the applicable product’s approval or authorization, other administrative or judicial sanctions (including civil penalties and/or criminal prosecution) and/or unanticipated related expenditure to resolve shortcomings, which could negatively affect our business, financial condition, operating results or prospects.

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

Because our common stock is traded on the Mercato Telematico Azionario, or MTA, in Italy, we are required to also comply with the rules and regulations of CONSOB and the Borsa Italiana, which regulate companies listed on Italy’s public markets. Compliance with Italian regulatory requirements may delay additional issuances of our common stock or other business initiatives. Under Italian law, we must publish a registration document, securities note and summary (which jointly compose a prospectus) that have to be approved by CONSOB prior to issuing common stock that is equal to or exceeds, in any twelve-month period, 10 percent of the number of shares of our common stock outstanding at the beginning of that period, subject to certain exceptions. If we are unable to obtain and maintain a registration document, securities note or summary to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. For example, we have issued convertible preferred stock in numerous prior offerings and may in the future issue convertible securities; the common stock resulting from the conversion of such securities, subject to current provisions of European Directive No. 71/2003 and according to the current interpretations of the Committee of European Securities Regulators, is not subject to the 10 percent limitation imposed by E.U. and Italian law. However, this exception to the prospectus requirement could change or cease to be available as a result of changes in regulations, interpretive positions, and policies or otherwise. Any such change may increase compliance costs or limit our ability to issue securities. Compliance with these regulations and responding to periodic information requests from Borsa Italiana and CONSOB requires us to devote additional time and resources to regulatory compliance matters and to incur additional expenses of engaging additional outside counsel, accountants and other professional advisors. Actual or alleged failure to comply with Italian regulators can also subject us to regulatory investigations and fines or other sanctions from time to time. For more information on a current investigation, see Part II, Item 1, “Legal Proceedings”.

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

We evaluate and undertake acquisitions, collaborations and other strategic transactions from time to time. The process of negotiating these transactions, as well as integrating any acquisitions and implementing any strategic alliances, may result in operating difficulties and expenditures. In addition, these transactions may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. These undertakings could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, and we may never realize the anticipated benefits. In addition, following the consummation of a transaction, our results of operations and the market price of our common stock may be affected by factors different from those that affected our results of operations and the market price of our common stock prior to such acquisition. Any of the foregoing consequences resulting from transactions of the type described above could harm our business, financial condition, operating results or prospects.

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

We are subject to risks associated with doing business outside of the U.S., which exposes us to complex foreign and U.S. regulations. For example, we are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010 and other anti-corruption laws. These laws generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. The SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law.

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

We are dependent on third party service providers for a number of critical operational activities including, in particular, for the manufacture, testing and distribution of our compounds and associated supply chain operations, as well as for clinical trial activities. Any failure or delay in these undertakings by third parties could harm our business.

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we rely heavily on third parties for the manufacture and testing of our compounds. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of drug products in compliance with GLP and GMP. As a result, we are reliant on third parties to supply us in a timely manner with manufactured products/product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third party manufacturers to conduct their operations in compliance with GLP and GMP or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of such regulatory authorities may take action against a contract manufacturer who violates GLP and GMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

We may not be able to obtain sufficient quantities of our compounds if our designated manufacturers do not have the capacity or otherwise fail to manufacture compounds according to our schedule and specifications. In particular, in connection with the transition of the manufacturing of PIXUVRI and pacritinib drug supply to successor vendors, respectively, we could face logistical, scaling or other challenges that may adversely affect the supply of the compound. Furthermore, in order to ultimately obtain and maintain applicable regulatory approvals, manufacturers are required to consistently produce the respective compounds in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so, which is referred to as process validation. In order to obtain and maintain regulatory approval of a compound, and hence, in our case, in order to ultimately transition the manufacturing processes for PIXUVRI and pacritinib to the respective successor vendors, the applicable regulatory authority must consider the result of the applicable process validation to be satisfactory and must otherwise approve of the manufacturing process. Even if our manufacturing processes obtain regulatory approval and sufficient supply is available to complete clinical trials necessary for regulatory approval, there are no guarantees we will be able to supply the quantities necessary to effect a commercial launch of the applicable drug, or once launched, to satisfy ongoing demand. Any compound shortage could also impair our ability to deliver contractually required supply quantities to applicable collaborators, as well as to complete any additional planned clinical trials.

We also rely on third party service providers for certain warehousing, transportation, sales, order processing, distribution and cash collection services. With regard to the distribution of our compounds, we depend on third party distributors to act in accordance with GDP, and the distribution process and facilities are subject to continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with GCP and in accordance with our timelines, expectations and requirements. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on single vendors. In particular, our current business structure contemplates, at least in the foreseeable future, use of a single commercial supplier for PIXUVRI drug substance. In addition, in the event pacritinib is approved, we are initially preparing to have only one commercial supplier for pacritinib. Although our collaborator, Baxalta, intends to qualify an additional manufacturer of pacritinib, the process for obtaining approval of a manufacturer can be lengthy. The use of single vendors for core operational activities, such as clinical trial operations, manufacturing and distribution, and the resulting lack of diversification, expose us to the risk of a material interruption in service related to these single, outside vendors. As a result, our exposure to this concentration risk could harm our business.

Although we monitor the compliance of our third party service providers performing the aforementioned services, we cannot be certain that such service providers will consistently comply with applicable regulatory requirements or that they will otherwise timely satisfy their obligations to us. Any such failure and/or any failure by us to monitor their services and to plan for and manage our short and long term requirements underlying such services could result in shortage of the compound, delays in or cessation of clinical trials, failure to obtain or revocation of product approvals or authorizations, product recalls, withdrawal or seizure of products, suspension of an applicable wholesale distribution authorization and/or distribution of products, operating restrictions, injunctions, suspension of licenses,  other administrative or judicial sanctions (including civil penalties and/or criminal prosecution) and/or unanticipated related expenditures to resolve shortcomings. Such consequences could have a significant impact on our business, financial condition, operating results or prospects.

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

Directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental, creditor and other claims that may be made against them. Due to these and other reasons, such persons are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry certain directors and officers liability insurance. However, directors and officers liability insurance is expensive and can be difficult to obtain. If we are unable to continue to provide directors and officers sufficient liability insurance at affordable rates or at all, or if directors and officers perceive our ability to do so in the future to be limited, it may become increasingly more difficult to attract and retain management and qualified directors to serve on our Board of Directors.

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

Third parties might illegally distribute and sell counterfeit or unfit versions of a product that do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit product may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit product sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

We may owe additional amounts for VAT related to our operations in Europe.

Our European operations are subject to the VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.7 million and $4.9 million as of June 30, 2015 and December 31, 2014, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to our branch, CTI (Europe), based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, “Legal Proceedings”, and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $10.5 million upon conversion from euros as of June 30, 2015) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results and our ability to procure or afford directors and officers liability insurance.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part II, Item 1, “Legal Proceedings”, we are currently engaged in a number of pending legal matters. Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements.  Adverse outcomes in some or all of such pending cases may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, and if an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. We are subject to a variety of claims and lawsuits from time to time, some of which arise in the ordinary course of our business. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

Securities class action and shareholder derivative lawsuits are often instituted against issuers. We have been subjected to such actions and we, together with our directors and one former director, presently are subject to a derivative lawsuit.

We cannot predict with certainty the eventual outcome of pending litigation. In addition, negative publicity resulting from any allegations of wrong-doing could harm our business, regardless of whether the allegations are valid or whether there is a finding of liability. Furthermore, we may have to incur substantial time and expense in connection with such lawsuits and management’s attention and resources could be diverted from operating our business as we respond to the litigation. Our insurance is subject to high deductibles and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages. In the event of negative publicity resulting from allegations of wrong-doing and/or an adverse outcome under any currently pending or future lawsuit, our business could be materially harmed.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 30, 2015, our stock price has ranged from a low of $1.65 to a high of $2.94. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

•	announcements by us or others of results of clinical trials and regulatory actions, such as the imposition of a clinical trial hold;
•	announcements by us or others of serious adverse events that have occurred during administration of our products to patients;
•	announcements by us or others relating to our ongoing development and commercialization activities;
•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;
•	our issuance of debt or equity securities, which we expect to pursue to generate additional funds to operate our business, or any perception from time to time that we will issue such securities;
•	our quarterly operating results;
•	liquidity, cash position or financing needs;
•	developments or disputes concerning patent or other proprietary rights;
•	developments in relationships with collaborative partners;
•	acquisitions or divestitures;
•	our ability to realize the anticipated benefits of our compounds;
•	litigation and government proceedings;
•	adverse legislation, including changes in governmental regulation;
•	third party reimbursement policies;
•	changes in securities analysts’ recommendations;
•	short selling of our securities;
•	changes in health care policies and practices;
•	a failure to achieve previously announced goals and objectives as or when projected;
•	halting or suspension of trading in our common stock on The NASDAQ Capital Market or on the MTA; and
•	general economic and market conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases in the Second Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	—	—	—	—
May 1 - May 31, 2015	1,959	$1.75	—	—
June 1 - June 30, 2015	6,165	$2.11	—	—
Total	8,124	$2.02	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under the Plan.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description	Location

2.1	Agreement and Plan of Merger by and between Registrant and Novuspharma, S.p.A., dated as of June 16, 2003.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on June 2, 2014.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.5	Form of Common Stock Purchase Warrant, dated October 22, 2010.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010.

4.6	Form of Common Stock Purchase Warrant, dated May 3, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011.

4.7	Form of Common Stock Purchase Warrant, dated July 5, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011.

4.8	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

4.9	Warrant Agreement, dated March 26, 2013, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2013.

4.10	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.1†	First Amendment to the Development, Commercialization and License Agreement by and among the Registrant, Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, effective June 8, 2015.	Filed herewith.

10.2	Third Amendment to Loan and Security Agreement, dated June 9, 2015, by and among Hercules Technology Growth Capital, Inc. (and certain of its affiliates), the Registrant and Systems Medicine LLC.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.3*	Offer Letter, by and between the Registrant and Bruce J. Seeley, dated as of July 2, 2015.	Filed herewith.

15	Letter regarding Unaudited Interim Financial Information.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit Number	Exhibit Description	Location

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: August 6, 2015	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 6, 2015	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration