Form 10-Q
period 2015-09-30
CTI BIOPHARMA CORP
filed 2015-11-05
CIK 891293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2015
Common Stock, no par value	231,723,931

CTI BIOPHARMA CORP.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,355	$70,933
Accounts receivable, net	422	2,011
Inventory, net	2,594	4,182
Prepaid expenses and other current assets	3,968	3,379
Total current assets	53,339	80,505
Property and equipment, net	3,950	4,646
Other assets	5,843	7,136
Total assets	$63,132	$92,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,381	$6,356
Accrued expenses	17,455	19,734
Warrant liability	247	—
Current portion of deferred revenue	652	826
Current portion of long-term debt	4,300	9,014
Other current liabilities	453	410
Total current liabilities	36,488	36,340
Deferred revenue, less current portion	1,272	1,779
Long-term debt, less current portion	47,351	8,363
Other liabilities	5,538	5,882
Total liabilities	90,649	52,364
Commitments and contingencies
Common stock purchase warrants	—	1,445
Shareholders' equity (deficit):
Common stock, no par value:
Authorized shares - 315,000,000 and 215,000,000 at September 30, 2015 and December 31, 2014, respectively
Issued and outstanding shares - 191,841,451 and 176,761,099 at September 30, 2015 and December 31, 2014, respectively	2,053,087	2,023,949
Accumulated other comprehensive loss	(6,885)	(6,499)
Accumulated deficit	(2,069,480)	(1,975,695)
Total CTI shareholders' equity (deficit)	(23,278)	41,755
Noncontrolling interest	(4,239)	(3,277)
Total shareholders' equity (deficit)	(27,517)	38,478
Total liabilities and shareholders' equity	$63,132	$92,287

See accompanying notes.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$740	$2,021	$2,394	$4,437
License and contract revenue	224	37,513	2,398	37,851
Total revenues	964	39,534	4,792	42,288

Operating costs and expenses:
Cost of product sold	831	252	1,204	599
Research and development	18,404	16,528	55,195	42,725
Selling, general and administrative	13,682	12,563	38,603	43,104
Other operating expense	—	2,719	253	2,719
Total operating costs and expenses	32,917	32,062	95,255	89,147
Income (loss) from operations	(31,953)	7,472	(90,463)	(46,859)
Non-operating income (expense):
Interest expense	(1,288)	(472)	(2,379)	(1,403)
Amortization of debt discount and issuance costs	(40)	(185)	(351)	(547)
Foreign exchange loss	(18)	(2,455)	(561)	(2,621)
Other non-operating income (expense)	203	—	(993)	(885)
Total non-operating expense, net	(1,143)	(3,112)	(4,284)	(5,456)

Net income (loss) before noncontrolling interest	(33,096)	4,360	(94,747)	(52,315)
Noncontrolling interest	504	243	962	517
Net income (loss)	$(32,592)	$4,603	$(93,785)	$(51,798)
Net income (loss) per common share:
Basic	$(0.19)	$0.03	$(0.54)	$(0.36)
Diluted	$(0.19)	$0.03	$(0.54)	$(0.36)
Shares used in calculation of earnings (loss) per common share:
Basic	176,004	145,138	175,143	143,920
Diluted	176,004	147,097	175,143	143,920

See accompanying notes.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) before noncontrolling interest	$(33,096)	$4,360	$(94,747)	$(52,315)

Other comprehensive income (loss):
Foreign currency translation adjustments	(33)	1,214	1,462	1,261
Unrealized foreign exchange gain (loss) on intercompany balance	42	—	(1,832)	—
Net unrealized income (loss) on securities available-for-sale:	(8)	10	(16)	(48)
Other comprehensive income (loss)	1	1,224	(386)	1,213

Comprehensive income (loss)	(33,095)	5,584	(95,133)	(51,102)
Comprehensive loss attributable to noncontrolling interest	504	243	962	517
Comprehensive loss attributable to CTI	$(32,591)	$5,827	$(94,171)	$(50,585)

See accompanying notes.

CTI BIOPHARMA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(94,747)	$(52,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,997	17,022
Depreciation and amortization	757	875
Loss on debt extinguishment	1,211	—
Provision for inventory reserve	754	—
Noncash interest expense	351	547
Change in value of warrant liability	(135)	886
Other	(128)	317
Changes in operating assets and liabilities:
Accounts receivable	1,253	(1,033)
Other receivable	—	(17,674)
Inventory	510	115
Prepaid expenses and other current assets	(652)	851
Other assets	771	(753)
Accounts payable	7,119	1,384
Accrued expenses	(2,504)	6,106
Deferred revenue	(681)	278
Other liabilities	3	(5)
Total adjustments	21,626	8,916
Net cash used in operating activities	(73,121)	(43,399)

Investing activities
Purchases of property and equipment	(31)	(258)
Net cash used in investing activities	(31)	(258)

Financing activities
Proceeds from common stock offering	15,700	—
Proceeds from Hercules debt, net of issuance costs	5,870	(73)
Repayment of Hercules debt	(4,659)	—
Proceeds from Baxalta milestone advance	32,000	—
Payment of tax withholding obligations related to stock compensation	(580)	(167)
Cash paid for Series 21 preferred stock issuance costs	(227)	—
Other	83	61
Net cash provided by (used in) financing activities	48,187	(179)

Effect of exchange rate changes on cash and cash equivalents	387	2,107

Net decrease in cash and cash equivalents	(24,578)	(41,729)
Cash and cash equivalents at beginning of period	70,933	71,639
Cash and cash equivalents at end of period	$46,355	$29,910

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,507	$1,383
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Issuance of common stock upon exercise of common stock purchase warrants	$—	$1,877
Repayment and issuance of Hercules debt	$13,815	$—

See accompanying notes.

CTI BIOPHARMA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its wholly-owned subsidiaries, also referred to collectively in this Quarterly Report on Form 10-Q as CTI, the Company, we, us or our, is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on commercializing PIXUVRI ® (pixantrone), or PIXUVRI, in select countries in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma and conducting a Phase 3 clinical trial program evaluating pacritinib for the treatment of adult patients with myelofibrosis to support regulatory submission for approval in the United States, or the U.S., and Europe. We are also evaluating pacritinib in early phase clinical trials as treatment for other blood-related cancers.

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

Basis of Presentation

The accompanying unaudited financial information of CTI as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

As of September 30, 2015, we also had a 61% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Accounts Receivable

Our accounts receivable balance includes trade receivables related to PIXUVRI sales. We estimate an allowance for doubtful accounts based upon the age of outstanding receivables and our historical experience of collections, which includes adjustments for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to our assumptions as necessary. When it is deemed probable that a customer account is uncollectible, the account balance is written off against the existing allowance. We also consider the customers’ country of origin to determine if an allowance is required. We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and our business. As of September 30, 2015 and December 31, 2014, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. Our allowance for doubtful accounts balance was $0.2 million as of September 30, 2015 and $0.1 million as of December 31, 2014.

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

Our available cash and cash equivalents were $46.4 million as of September 30, 2015, and subsequent to period end, we raised approximately $46.5 million in net proceeds in an underwritten offering. See Note 10, Subsequent Events, for additional information. We believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations through the fourth quarter of 2016.

We expect that we will need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. Furthermore, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $4.6 million and $4.9 million as of September 30, 2015 and December 31, 2014, of which $4.4 million and $4.7 million is included in other assets and $0.2 million and $0.2 million is included in prepaid expenses and other current assets as of September 30, 2015 and December 31, 2014, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of September 30, 2015, the VAT receivable related to operations in Italy is approximately $4.4 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Inventory

We carry inventory at the lower of cost or market. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the production and distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review our inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. Based on assessment of shelf lives and net realizable value of the product, a $0.7 million reserve for excess, obsolete or unsalable inventory was recorded as of September 30, 2015. No reserve was recorded as of December 31, 2014.

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

Product sales

We sell PIXUVRI through a limited number of distributors and directly to health care providers in Austria, Denmark, Finland, Germany, Norway, Sweden and the United Kingdom. We generally record product sales upon receipt of the product by the health care providers and certain distributors at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated rebates, trade discounts, and estimated product returns. Reserves are established for these deductions and actual amounts incurred are offset against the applicable reserves. We reflect these reserves as either a reduction in the related account receivable or as an accrued liability depending on the nature of the sales deduction. These estimates are periodically reviewed and adjusted as necessary.

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

Cost of Product Sold

Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties and other costs of PIXUVRI product sold. Cost of product sold also includes allowances for excess inventory that may expire and become unsalable.

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

During the three months ended March 31, 2015, we have determined that the intercompany balance due from CTILS may no longer be considered of a short-term nature. Due to this change in accounting estimate, favourable unrealized foreign exchange gain of $42,000 and unfavourable unrealized foreign exchange loss of $1.8 million was recorded in cumulative foreign currency translation adjustment account for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, the intercompany balance due from CTILS was €23.3 million (or $26.0 million upon conversion from euros as of September 30, 2015).

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

The numerator for both basic and diluted earnings (loss) per share, or EPS, is net income (loss). The denominator for basic EPS (referred to as basic shares) is the weighted average number of common shares outstanding during the period, whereas the denominator for diluted EPS (referred to as diluted shares) also takes into account the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Basic and diluted shares as of the three and nine months ended September 30, 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic shares	176,004	145,138	175,143	143,920
Effect of dilutive securities	—	1,959	—	—
Diluted shares	176,004	147,097	175,143	143,920

The effect of dilutive securities included unexercised stock options and unvested restricted stock. Equity awards, warrants, and unvested share rights aggregating 14.9 million and 9.4 million shares for the three months ended September 30, 2015 and 2014, respectively, and 14.9 million and 15.1 million shares for the nine months ended September 30, 2015 and 2014, respectively, prior to the application of the treasury stock method, are excluded from the calculation of diluted EPS because they are anti-dilutive.

3.	Inventory

The components of PIXUVRI inventory consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Finished goods	$1,122	$850
Work-in-process	2,185	3,332
Inventory, gross	3,307	4,182
Reserve for expiring inventory	(713)	—
Inventory, net	$2,594	$4,182

4.	Long-term Debt

Baxalta

In June 2015, we entered into the First Amendment, or the Pacritinib License Amendment, to the Development, Commercialization and License Agreement, or the Original Pacritinib License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter. Baxalta Incorporated and its affiliates, or Baxalta, have been assigned Baxter’s rights and obligations under the Original Pacritinib License Agreement. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Original Pacritinib License Agreement relating to the following: the $12.0 million development milestone payment payable in connection with the regulatory submission to the EMA with respect to pacritinib, or the EMA Milestone, and the $20.0 million development milestone payment payable in connection with the first treatment dosing of the last patient enrolled in PERSIST-2, or the PERSIST-2 Milestone. Under the Pacritinib License Amendment, each of the two milestone advances bears interest at an annual rate of 9% percent until the earlier of the date of the first occurrence of the respective milestone or the date that the respective advance plus accrued interest is repaid in full.

In the event that pacritinib development is terminated due to certain specified reasons or the milestones are not achieved by respective deadlines (December 31, 2016 for the PERSIST-2 Milestone and March 31, 2017 for the EMA Milestone), we would be required to repay the respective advance to Baxalta in eight quarterly installments of $1.5 million relating to the EMA Milestone and $2.5 million relating to the PERSIST-2 Milestone, in each case beginning 30 days after the end of the calendar quarter of the first occurrence of such event, and a final payment equal to the remainder of the unpaid balance. Repayment of the advances will be accelerated in the event of the commencement of insolvency proceedings and certain other events of default. If a milestone is achieved, however, then we would remain entitled to the respective milestone payments. Additionally, in the event that we do not spend a specified amount on the development of pacritinib from the date of the amendment through February 29, 2016, payments to Baxalta in an amount equal to such deficiency may be required or credited against amounts owed to us under certain circumstances. In connection with this advance, we recorded debt issuance costs of $0.1 million. As of September 30, 2015, the outstanding balance of such advance was $32.0 million, and the unamortized issuance costs were $0.1 million.

Hercules

In June 2015, we entered into the Third Amendment, or the Third Amendment, to the Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc. and certain affiliates, or collectively, Hercules. Under the Third Amendment, Hercules agreed to provide term loans in an aggregate principal amount of up to $25.0 million, inclusive of the principal balance outstanding immediately prior to closing of the Third Amendment of $13.8 million, or collectively, the Term Loan Borrowings. We drew $6.2 million upon closing of the Third Amendment, resulting in a then-outstanding principal balance of $20.0 million under the Term Loan Borrowings. The remaining $5.0 million is available for borrowing at our option through June 30, 2016, subject to certain conditions. In connection with the Third Amendment, we paid a commitment fee of $15,000 and a facility charge of $0.3 million. The provision under the Loan Agreement requiring us to pay a fee to Hercules of $1.3 million on the date of repayment of the borrowings thereunder was amended pursuant to the Third Amendment, such that the fee will now be payable on the earliest to occur of (1) October 1, 2016, (2) the date on which the Term Loan Borrowings are prepaid in full or (3) the date on which the Term Loan Borrowings become due and payable in full.

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

In connection with the Third Amendment, we issued a warrant to Hercules to purchase shares of common stock. The warrant is exercisable for five years from the date of issuance for 0.3 million shares of common stock at an initial exercise price is $1.71 per share. The exercise price is subject to adjustment if, within six months after closing of the Third Amendment, we issue shares of common stock or securities that are exercisable or convertible into shares of common stock in transactions not registered under the Securities Act of 1933, as amended, under certain circumstances at an effective price per share of common stock that is less than the then-effective exercise price of the warrant. In such case, the exercise price shall automatically be reduced to equal the price per share of common stock in such transaction. The exercise price under the warrant and the number of shares for which the warrant is exercisable are each subject to certain customary adjustments as set forth in the agreement representing the warrant. Since the warrant does not meet the considerations necessary for equity classification under the applicable authoritative guidance, we determined the warrant is a liability instrument that is marked to fair value with changes in fair value recognized through earnings at each reporting period. The warrant is categorized as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value are considered observable market data. As of the issuance date and September 30, 2015, we estimate the fair value of the warrant to be $0.4 million and $0.2 million, respectively.

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

As of September 30, 2015 and December 31, 2014, the outstanding principal balance under our Loan Agreement, as amended by the Third Amendment, was $20.0 million and $18.5 million, unamortized debt discount was $0.3 million and $1.1 million, and unamortized issuance costs were $0.1 million and $0.2 million, respectively.

5.	Common Stock

In September 2015, we entered into a subscription agreement with certain affiliates of BVF Partners L.P., or, collectively, BVF. Pursuant to the Subscription Agreement, we issued to BVF an aggregate of 10,000,000 shares of common stock at a purchase price per share of $1.57. The shares of common stock were offered directly to BVF without a placement agent or underwriter. The net proceeds from the offering, after deducting offering expenses, were approximately $15.1 million.

6.	Legal Proceedings

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

The Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcomes of these cases. As of December 31, 2012, we reversed the entire reserve we had previously recorded relating to the VAT Assessments after having received favorable Provincial Tax Court rulings. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

The current status of the legal proceedings surrounding each respective VAT year return at issue is as follows:

2003. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT assessment, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. In January 2014, we were notified that the ITA requested partial payment of the 2003 VAT assessment in the amount of €0.4 million (or $0.6 million), which we paid in March 2014. We believe that the decision of the Regional Tax Court did not carefully take into account our arguments and the documentation we filed, and in January 2014, we appealed such decision to the Italian Supreme Court both on procedural grounds and on the merits of the case.

2005, 2006 and 2007. The ITA has appealed to the Italian Supreme Court the decisions of the respective appellate Regional Tax Court, which ruled in our favor, with respect to each of the 2005, 2006 and 2007 VAT returns.

If the final decisions of the Italian Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $10.5 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of September 30, 2015.

On May 13, 2015, the Company (as nominal defendant) and our directors (as individual defendants) entered into a memorandum of understanding to settle the pending lawsuit in King County Superior Court in the State of Washington docketed as  Lopez & Gilbert v. Nudelman, et al ., Case No. 14-2-18941-9 SEA, or the Settlement. The provisions of the Settlement include the following terms, which are subject to final court approval:

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

On September 24, 2015, the court issued an order granting preliminary approval to the Settlement. The court has scheduled a final hearing on December 10, 2015 to determine, among other things, whether it should issue an order for final approval of the Settlement.

We currently anticipate that we will be obligated to pay an amount for plaintiffs’ legal fees and expenses, which will ultimately be subject to court approval. However, in light of our existing insurance coverage, we do not anticipate that the payment of the ultimate fee award will have a material effect on our financial position or results of operations. The amount of our reasonable estimate of liability as of September 30, 2015, though immaterial, was accrued for in our financial statements as of September 30, 2015.

7.	Share-based Compensation Expense

The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2015 and 2014, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$1,430	$801	$3,168	$2,617
Selling, general and administrative	4,458	3,036	9,829	14,405
Total share-based compensation expense	$5,888	$3,837	$12,997	$17,022

For the three and nine months ended September 30, 2015 and 2014, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Performance rights	$3,262	$427	$4,103	$1,121
Restricted stock	1,796	2,864	6,754	12,512
Options	830	546	2,140	3,389
Total share-based compensation expense	$5,888	$3,837	$12,997	$17,022

8.	Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Loss on Securities Available-For- Sale	Foreign Currency Translation Adjustments	Unrealized foreign exchange loss on intercompany balance	Accumulated Other Comprehensive Loss
December 31, 2014	$(490)	$(6,009)	$—	$(6,499)
Current period other comprehensive income (loss)	(16)	1,462	(1,832)	(386)
September 30, 2015	$(506)	$(4,547)	$(1,832)	$(6,885)

9.	Leases

Our deferred rent balance was $4.1 million as of September 30, 2015, of which $0.5 million was included in other current liabilities and $3.6 million was included in other liabilities. As of December 31, 2014, our deferred rent balance was $4.4 million, of which $0.4 million was included in other current liabilities and $4.0 million was included in other liabilities.

10.	Subsequent Events

In October 2015, in an underwritten public offering, we issued 50,000 shares of our Series N-1 convertible preferred stock, or Series N-1 Preferred Stock, for gross proceeds of $50.0 million before deducting underwriting commissions and discounts and other offering costs. Issuance costs related to this transaction were approximately $3.5 million, including $3.0 million in underwriting commissions and discounts.

The Series N-1 Preferred Stock was convertible at the holder’s option at an initial conversion price of $1.25 per share of common stock. Each share of Series N-1 Preferred Stock was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series N-1 Preferred Stock, plus any declared and unpaid dividends, and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series N-1 Preferred Stock. The Series N-1 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series N-1 Preferred Stock had no voting rights, except as otherwise expressly provided in the amended articles or as otherwise required by law.

In October 2015, all 50,000 shares of Series N-1 Preferred Stock were converted into 40.0 million shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q may contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning sufficiency of cash resources and other projections, product manufacturing and sales, research and development expenses, selling, general and administrative expenses, financings and additional losses. These statements are based on assumptions about many important factors and information currently available to us to the extent that we have thus far had an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. Additionally, these statements are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ending December 31, 2014, or the 2014 Form 10-K, particularly in “Factors Affecting Our Business, Financial Condition, Operating Results and Prospects,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on commercializing PIXUVRI® (pixantrone), or PIXUVRI, in select countries in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL, and conducting a Phase 3 clinical trial program evaluating pacritinib for the treatment of adult patients with myelofibrosis to support regulatory submission for approval in the United States, or the U.S., and Europe. We are also evaluating pacritinib in early phase clinical trials as treatment for other blood-related cancers.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As a part of the conditional marketing authorization, we are required to conduct a post-authorization trial, which we refer to as PIX306, which compares PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. Pursuant to our conditional marketing authorization, we are required to submit the requisite clinical study report for PIX306 by November 2016. We plan to request an extension to such deadline. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from PIX306.

In September 2014, we entered into an exclusive license and collaboration agreement, or the Servier Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier, with respect to the development and commercialization of PIXUVRI. Under the Servier Agreement, we have full commercialization rights to PIXUVRI in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the United Kingdom, or U.K., and the U.S., while Servier has exclusive rights to commercialize PIXUVRI in all other countries. For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities – Servier.”

PIXUVRI is currently available in Austria, Denmark, Finland, France, Germany, Israel, Italy, Netherlands, Norway, Sweden and the U.K. and has achieved reimbursement decisions under varying conditions in England/Wales, Italy, France, Germany, the Netherlands and Spain. In almost all European markets, pricing and availability of prescription pharmaceuticals are subject to governmental control.

Pacritinib

Our lead development candidate, pacritinib, is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome (MDS), chronic myelomonocytic leukemia (CMML), and chronic lymphocytic leukemia (CLL) due to its inhibition of c-fms, IRAK1, JAK2, and FLT3.

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

PERSIST-1 is a randomized (2:1), open-label, multinational Phase 3 registration-directed trial comparing the efficacy and safety of pacritinib with that of best available therapy other than JAK inhibitors, in 327 patients with myelofibrosis, without exclusion for low platelet counts. Fifty-one of the 327 patients receiving pacritinib or best available therapy in the study and 35 of the 253 evaluable patients had platelet counts of less than 50,000 per microliter (<50,000/uL). In May 2015, data from PERSIST-1 showed that compared to best available therapy (exclusive of a JAK inhibitor) pacritinib therapy resulted in a significantly higher proportion of patients with spleen volume reduction and control of disease-related symptoms. Treatment with pacritinib resulted in improvements in severe thrombocytopenia and severe anemia, eliminating the need for blood transfusions in a quarter of patients who were transfusion dependent at the time of enrollment. Gastrointestinal symptoms were the most common adverse events and typically lasted for approximately one week. A limited number of patients discontinued treatment due to side effects. There were no Grade 4 gastrointestinal events reported. These results were presented at a late-breaking oral session at the 51st Annual Meeting of the American Society of Clinical Oncology Annual Meeting. Additionally, in June 2015, results from PERSIST-1 patient-reported outcome (PRO) and other quality of life measures presented at a late-breaking oral session at the 20th Congress of the European Hematology Association showed significant improvements in symptom score with pacritinib therapy compared to best available therapy (exclusive of a JAK inhibitor) across the symptoms reported in the presentation.

In October 2013, we reached agreement with the Food and Drug Administration, or the FDA, on a Special Protocol Assessment, or SPA, for the PERSIST-2 trial. The SPA is a written agreement between us and the FDA regarding the design, endpoints and planned statistical analysis approach of the trial to be used in support of a New Drug Application, or NDA, submission. The design of PERSIST-1 and PERSIST-2 allows for patients on the best availability therapy arm to crossover and receive treatment with pacritinib if their disease progresses or after they achieve the 24-week measurement endpoint. Although crossover design of clinical trials may confound evaluation of survival, such designs are frequently used in cancer studies, and the FDA has approved multiple oncology drugs that utilized crossover design in Phase 3 trials. The Independent Data Monitoring Committee, or IDMC, in place at the time for the PERSIST program recommended patients on the best available therapy arm should not crossover to receive pacritinib due to non-statistically significant safety concerns in patients who crossover after 24 weeks, which crossover confounds evaluation of survival. After receiving input from external independent experts and providing the FDA the PERSIST-1 data, IDMC’s recommendation and correspondence, we and Baxalta Incorporated and its affiliates, or Baxalta, notified the FDA of the decision to proceed per protocol. Following a written response in lieu of a Type C meeting with the FDA, we and Baxalta determined that no modifications to the ongoing trials were required. Enrollment in PERSIST-2, which is designed to enroll up to 300 patients in North America, Europe, Australia, New Zealand and Russia, is continuing, and we have recently constituted a new IDMC for PERSIST-2.

PERSIST-2 is a randomized (2:1), open-label, multinational Phase 3 clinical trial evaluating pacritinib compared to best available therapy, including the approved JAK inhibitor, dosed according to product label for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/uL). Based on current timelines, PERSIST-2 enrollment is expected to be completed in the first quarter of 2016.

In September 2015, following a pre-NDA meeting for pacritinib, we announced our plan to submit a new drug application, or NDA, to the FDA in the fourth quarter of 2015. We expect to submit the NDA in the fourth quarter of 2015 and to request accelerated approval and priority review for the treatment of patients with intermediate and high-risk myelofibrosis with low platelet counts <50,000/uL. The NDA will be based primarily on data from the PERSIST-1 Phase 3 trial, as well as data from Phase 1 and 2 studies of pacritinib, and additional information requested by the FDA, including a separate study report and datasets for the specific patient population with low platelet counts 50,000/uL for whom there are no approved drugs. Submission of an NDA after a single Phase 3 trial under accelerated approval, instead of waiting to complete two Phase 3 trials, could potentially reduce time to market by up to 14 months.

Under the Pacritinib License Agreement (defined below), we share joint commercialization rights to pacritinib with Baxalta in the U.S., while Baxalta has exclusive commercialization rights for all indications outside the U.S. For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities—Baxalta”.

Tosedostat

Our earlier stage product candidate, tosedostat, is a novel oral, once-daily aminopeptidase inhibitor that has demonstrated significant responses in patients with AML. Tosedostat is currently being evaluated in several Phase 2 cooperative group-sponsored trials and investigator sponsored trials. These clinical trials are evaluating tosedostat in combination with hypomethylating agents in AML and myelodysplastic syndrome, which are cancers of the blood and bone marrow. We anticipate data from these signal-finding trials may be used to determine an appropriate design for a potential Phase 3 trial.

In June 2015, data from an investigator-sponsored Phase 2 trial of tosedostat in elderly patients with either primary AML or AML that has evolved from myelodysplastic syndrome showed the combination of tosedostat with low-dose cytarabine/Ara-C resulted in an overall response rate of 54 percent, with 45 percent of patients achieving durable complete responses. These findings were presented at the 20th Congress of the European Hematology Association.

Recent Changes to Our Board of Directors and Its Committees

On October 13, 2015, our board of directors appointed Richard L. Love as a member and chairman of the Audit Committee and determined that he qualifies as an “audit committee financial expert” in accordance with the applicable rules of the SEC. Mr. Love also continues to serve as chairman of the Audit Committee and as a member of the Compensation Committee and the Nominating and Governance Committee. On October 19, 2015, Phillip M. Nudelman, Ph.D. was appointed to serve as chairman of the Nominating and Governance Committee of our board of directors, effective immediately. Dr. Nudelman also continues to serve as a member of the Audit Committee and Compensation Committee of our board of directors, as well as the chairman of our board of directors.

On October 20, 2015, John H. Bauer resigned from our board of directors.

Financial summary

Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $1.0 million for the three months ended September 30, 2015, compared to $39.5 million for the same period in 2014. Total revenues decreased to $4.8 million for the nine months ended September 30, 2015, compared to $42.3 million for the same period in 2014. Our loss from operations for the three and nine months ended September 30, 2015 was $32.0 million and $90.5 million, respectively, compared to income of $7.5 million and a loss of $46.9 million during the same periods in 2014. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

On September 24, 2015, we entered into a subscription agreement with certain affiliates of BVF Partners L.P., or, collectively, BVF. Pursuant to the subscription agreement, we issued to BVF an aggregate of 10 million shares of common stock at a purchase price per share of $1.57. The net proceeds from the offering, after deducting offering expenses, were approximately $15.1 million. We closed the registered direct offering on September 29, 2015.

As of September 30, 2015, we had cash and cash equivalents of $46.4 million.

Subsequent to September 30, 2015, we issued 50,000 shares of preferred stock (which were subsequently converted into 40 million shares of common stock) for net proceeds of approximately $46.5 million in an underwritten equity offering that closed on October 30, 2105.  See Part I, Item 1, Note 10, Subsequent Events, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2015 and 2014

Product sales, net. Product sales, net from PIXUVRI were $0.7 million and $2.0 million for the three months ended September 30, 2015 and 2014, and $2.4 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively. We sell PIXUVRI through a limited number of wholesale distributors and directly to health care providers in Austria, Denmark, Finland, Germany, Norway, Sweden and England. Servier is responsible for distribution of PIXUVRI in the respective countries in its territory. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.

Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. The decrease in net product sales of $1.3 million for the three months ended September 30, 2015 and $2.0 million for the nine months ended September 30, 2015 compared to the same periods in 2014 was primarily related to the pricing and volume variances between the periods presented as well as the decline in average exchange rate of the euro for our euro-denominated sales. Any expansion of our commercial operations in E.U. (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.

Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were $0.7 million and $2.1 million for the three months ended September 30, 2015 and 2014, and $2.4 million and $4.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Product sales, net for the three months ended September 30, 2015 and 2014 includes a provision for discounts, rebates and other of $4,000 and $32,000 for current period sales, respectively. Product sales, net for the nine months ended September 30, 2015 and 2014 includes a provision for discounts, rebates and other of $22,000 and $0.1 million for current period sales, respectively. The provision for discounts, rebates and other during the periods presented primarily relates to distributor discounts on PIXUVRI product sold.

The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. There was no material activity related to the product returns during the periods presented.

During the periods presented, there were no material payments and credits applied towards provision for discounts, rebates and other for current or prior period sales.

As of September 30, 2015, the balances of reserve for product returns of $12,000, and reserve for discounts, rebates and other of $26,000, are reflected in accounts receivable and accrued expenses, respectively. As of September 30, 2014, the balances were $0.1 million for both the product returns reserve and the reserve for discounts, rebates and other.

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Baxalta	License revenue	$—	$18,183	$—	$18,183
	Development services revenue	$193	2,049	604	$2,387
	Total Baxalta	193	20,232	604	20,570

Servier	License revenue	—	17,277	1,622	17,277
	Development services revenue	26	4	157	4
	Royalty revenue	5	—	15	—
	Total Servier	31	17,281	1,794	17,281

Total license and contract revenue		$224	$37,513	$2,398	$37,851

Baxalta

The license and contract revenue under the Pacritinib License Agreement for each of the three months ended September 30, 2015 and 2014 includes $0.2 million of development services revenue recognized from the upfront payment we received in connection with the Pacritinib License Agreement in 2013. $0.6 million of such revenue was recognized for each of the nine months ended September 30, 2015 and 2014.

In August 2014, we received a $20 million milestone payment under the Pacritinib License Agreement in connection with the first treatment dosing of the last patient enrolled in PERSIST-1. Of the $20 million milestone payment, $18.2 million was allocated to license revenue and $1.8 million was allocated to development services revenue in the table above based on the relative-selling-price percentages originally used to allocate the arrangement consideration under the Pacritinib License Agreement.

For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities—Baxalta”.

Servier

The license and contract revenue under the Servier Agreement for the nine months ended September 30, 2015 includes $1.6 million of license revenue and $0.2 million of development services revenue. In February 2015, we received a €1.5 million milestone payment (or $1.7 million using the currency exchange rate as of the date we received the funds) relating to the attainment of reimbursement approval for PIXUVRI in Spain. We allocated the milestone payment in the table above based on the relative-selling-price percentages originally used to allocate the arrangement consideration under the Servier Agreement. There were no such milestone payments received in other periods presented.

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

For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities – Servier”.

The following table illustrates such balances of deferred revenue under each of the Pacritinib License Agreement and the Servier Agreement as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Current portion of deferred revenue
Baxalta	$550	$724
Servier	102	102
Total current portion of deferred revenue	652	826

Deferred revenue, less current portion
Baxalta	630	1,059
Servier	642	720
Total deferred revenue, less current portion	1,272	1,779

Total deferred revenue	$1,924	$2,605

Operating costs and expenses

Cost of product sold. Cost of product sold is related to sales of PIXUVRI. Cost of product sold for each of the three months ended September 30, 2015 and 2014 was $0.8 million and $0.3 million, respectively. Cost of product sold for the nine months ended September 30, 2015 and 2014 was $1.2 million and $0.6 million, respectively.   Based on assessment of shelf lives and net realizable value of the product, a $0.7 million reserve for excess, obsolete or unsalable inventory was recorded as of September 30, 2015, which was the primary factor in these increases. The euro experienced a decline between comparable periods which partially offset the overall increases. We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the Committee for Medicinal Products for Human Use, or the CHMP, which is a committee of the European Medicines Agency, or the EMA. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization, and therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially; however, we have reserved $0.7 million of existing inventory expected to be unsalable. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales may increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold; however, such future cost trend will ultimately depend on several factors in the near term, including, but not limited to, the consumption rate and availability of reduced cost inventory, the effect of expiring inventory and applicable manufacturing pricing structures (which will depend, in part, on the particular drug substance manufacturers we select).

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Compounds:
PIXUVRI	$2,925	$1,761	$11,249	$4,340
Pacritinib	8,393	9,444	25,455	22,580
Opaxio	578	29	590	270
Tosedostat	131	123	390	408
Operating expenses	6,177	4,909	16,762	14,452
Research and preclinical development	200	262	749	675
Total research and development expenses	$18,404	$16,528	$55,195	$42,725

Costs for our compounds include external direct expenses such as principal investigator fees, charges from clinical research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound licensed to and under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of September 30, 2015 were $105.2 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $72.3 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd, or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $227.8 million for Opaxio, $11.8 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma). External direct costs incurred by us as of September 30, 2015 were $9.6 million for brostallicin.  We did not expend material resources on brostallicin during the periods presented.

Research and development expenses increased to $18.4 million for the quarter ended September 30, 2015 compared to $16.5 million for the quarter ended September 30, 2014.  The increase in research and development expenses of $1.9 million was primarily attributed to a ramp-up in patients accrued in our ongoing PIX306 trial and to operating expenses associated with supporting the research and development program of our portfolio compounds. Research and development expenses increased to $55.2 million for the nine months ended September 30, 2015 compared to $42.7 million for the same period in 2014. The increase of $12.5 million was primarily attributed to a ramp-up of  patients accrued in our ongoing PIX306 trial, including establishing additional sites throughout Europe; our continuing development of pacritinib for myelofibrosis, including our ongoing PERSIST-1 and PERSIST-2 Phase 3 clinical trials and operating expenses associated with supporting our research and development efforts across our portfolio of compounds.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part II, Item 1A, “Risk Factors”, of this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.7 million for the three months ended September 30, 2015 as compared to $12.6 million for the same period in 2014. This increase was primarily due to a $1.4 million increase in non-cash share-based compensation and other personnel costs. This increase was partially offset by decreases in consulting costs, legal fees and other professional services. Selling, general and administrative expenses were $38.6 million for the nine months ended September 30, 2015 as compared to $43.1 million for the same period in 2014. This decrease was primarily due to a $4.6 million decrease in non-cash share-based compensation. The euro experienced a decline between comparable periods which was also a contributing factor to a decrease during current periods presented.

Other operating expense. Other operating expense for the periods presented represent payments made to Novartis International Pharmaceutical Ltd., or Novartis, as a result of the milestone payments we received under the Servier Agreement. There was no such payment made during the three months ended September 30, 2015.

Non-operating income and expenses

Interest expense. Interest expense for the three and nine months ended September 30, 2015 was primarily related to our senior secured term loan and the Baxalta milestone advances. Interest expense for the same periods in 2014 was primarily related to our senior secured term loan.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three and nine months ended September 30, 2015 was related to our senior secured term loan and the Baxalta milestone advances whereas amortization of debt discount and issuance costs for the same periods in 2014 was related to our senior secured term loan.

Foreign exchange loss. The foreign exchange loss for the three and nine months ended September 30, 2015 and for the same periods in 2014 is due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.

Other non-operating expense. Other non-operating net income of $0.2 million for the three months ended September 30, 2015 primarily includes the fair value adjustment of the warrant liability. Other non-operating net loss of $1.0 million for the nine months ended September 30, 2015 was primarily related to a $1.2 million loss on debt extinguishment in connection with our entry into an amendment to our senior secured term loan agreement, partially offset by the fair value adjustment of the warrant liability. Please see Part I, Item 1, Note 4, Long-term Debt, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information.  Other non-operating expense for the same periods in 2014 was primarily related to the change in fair value of the warrant issued pursuant to our senior secured term loan agreement.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and cash equivalents. As of September 30, 2015, we had $46.4 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities increased to $73.1 million during the nine months ended September 30, 2015 as compared to $43.4 million for the same period in 2014. In August 2014, we received a $20.0 million milestone payment under the Pacritinib License Agreement in connection with the first treatment dosing of the last patient enrolled in PERSIST-1, resulting in the lower amount of cash used in operating activities in 2014 compared to 2015. In addition, there was an increase in research and development activities incurred in connection with our pacritinib development program and our PIX306 trial.

Net cash used in investing activities. Net cash used in investing activities decreased to $31,000 for the nine months ended September 30, 2015 compared to $0.3 million for the same period in 2014 due to a decrease in purchases of property and equipment.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $48.2 million for the nine months ended September 30, 2015 compared to $0.2 million net cash used in financing activities for the same period in 2014. The increase in net cash provided was primarily due to the proceeds received under our senior secured term loan agreement in June 2015, the Baxalta milestone advance received in June 2015 and the net proceeds from the equity offering we received in September 2015, each as discussed below.

In June 2015, we amended our senior secured term loan agreement pursuant to which we received $6.2 million (less fees and expenses) in additional borrowed funds, thereby resulting in an outstanding principal balance thereunder of $20.0 million as of September 30, 2015. An additional $5.0 million is available for borrowing at our option through June 30, 2016, subject to the satisfaction of certain conditions. For a discussion of such loan agreement, please see Part I, Item 1, Note 4, Long-term Debt, in this Quarterly Report on Form 10-Q.

In June 2015, we received an advance of potential milestone payments from Baxalta in the aggregate amount of $32.0 million relating to the development milestone payment payable to us in connection with the regulatory submission to the EMA with respect to pacritinib, or the EMA Milestone, and the development milestone payment payable to us for the first treatment dosing of the last patient enrolled in PERSIST-2, or the PERSIST-2 Enrollment Milestone. For a discussion of the terms of such advanced funds, including the applicable interest rate and events that may trigger repayment thereof, see Part I, Item 2, “License Agreements and Milestone Activities—Baxalta”.

In September 2015, in a registered direct offering, we issued to BVF an aggregate of 10 million shares of common stock at a purchase price per share of $1.57 for net proceeds of approximately $15.1 million.

Subsequent to September 30, 2015, we issued 50,000 shares of preferred stock (which were converted into 40 million shares of common stock at a conversion price per common share of $1.25) for net proceeds of approximately $46.5 million in an underwritten equity offering that closed on October 30, 2015.  See Part I, Item 1, Note 10, Subsequent Events, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference.

Capital Resources

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations through the fourth quarter of 2016. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for PIXUVRI, pacritinib, Opaxio and tosedostat. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of September 30, 2015, our available cash and cash equivalents were $46.4 million, and, as noted above, we subsequently raised net proceeds of approximately $46.5 million in an underwritten offering. We had an outstanding principal balance under our senior secured term loan agreement of $20.0 million, and an additional $5.0 million is available for borrowing thereunder at our option through June 30, 2016, subject to the lender’s receipt of the following: (1) on or prior to December 31, 2015, satisfactory evidence of the achievement of full patient enrollment in PERSIST-2; and (2) on or prior to June 30, 2016, satisfactory evidence of the achievement of positive data in connection for PERSIST-2. We also had an outstanding balance of $32.0 million classified as debt as a result of the Baxalta milestone advance received in June 2015. Refer to the discussion above for further details regarding these borrowings.

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

Capital Requirements

We expect that we will need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

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
•

ability to reach milestones triggering payments under certain of our contractual arrangements, to receive the associated payments and to satisfy the conditions necessary to retain the funds from the June 2015 advance from Baxalta;

•	litigation and other disputes;
•	competitive market developments; and
•	other unplanned business developments.

The following table includes information relating to our contractual obligations as of September 30, 2015 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases:
Facilities	$18,793	$2,751	$5,389	$5,449	$5,204
Long-term debt (1)	52,000	4,376	40,131	7,493	—
Interest on long-term debt (1) (2)	11,685	2,066	9,423	196	—
Purchase commitments (3) (4)	4,294	3,638	537	86	33
Other obligations (5) (6)	4,728	1,150	3,578	—	—
	$91,500	$13,981	$59,058	$13,224	$5,237

_________________________

(1)

This amount includes the principal payable of $20.0 million under our senior secured term loan. In addition, this amount (i) includes the advance received in June 2015 of $32.0 million related to the acceleration of two potential development milestone payments under the Pacritinib License Amendment, (ii) bears fixed interest at an annual rate of 9% and (iii) assumes that we do not achieve the two development milestones by the respective deadlines, which, among other things, triggers repayment of the advance. Please refer to Part I, Item 1, Note 4, Long-term Debt, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further information.

(2)

The interest rate on our senior secured term loan floats at a rate per annum equal to 10.95% plus the amount by which the prime rate exceeds 3.25%. The amounts presented for interest payments in future periods assume a prime rate of 3.25%.

(3)	Purchase commitments include obligations related to manufacturing supply, insurance and other purchase commitments.

(4)

In February 2015, CTI Life Sciences Limited, or CTILS, entered into a manufacturing and supply agreement with Baxter Oncology GmbH. In connection with process development and validation for the manufacture of PIXUVRI, CTILS has agreed to expend approximately €1.8 million under this agreement as of September 30, 2015 (or $2.0 million upon conversion from euros as of September 30, 2015) of which €0.1 million has been expended (or $0.1 million upon conversion from euros as of September 30, 2015). Beginning in 2018, under this agreement, CTILS is obliged to purchase from Baxter Oncology GmbH a minimum percentage of PIXUVRI product sold by CTILS or its sublicensees in certain territories. Such obligation is dependent on future product sales and is not provided for in the table above as it is not estimable.

(5)

Other obligations include a fee in the amount of $1.3 million payable to Hercules on the earliest to occur of October 1, 2016, or the date on which the senior secured term loan is prepaid in full or the date on which the senior secured term loan becomes due and payable in full. Other obligations do not include $4.1 million deferred rent associated with our operating lease for office space.

(6)	Other obligations also include contributions we have agreed to make under certain endowment agreements in the aggregate amount of $3.5 million in three annual installments commencing October 31, 2015.

Certain of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed compounds. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. For additional information, please see discussion below in Part I, Item 2, “License Agreements and Milestone Activities”.

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

Baxalta

In November 2013, we entered into a Development, Commercialization and License Agreement, dated as of November 14, 2013, between Baxter International Inc., or Baxter, and the Company, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas, or the Original Pacritinib License Agreement. The Original Pacritinib License Agreement, the rights and obligations to which Baxter has assigned to Baxalta, was amended by a first amendment thereto, or the Pacritinib License Amendment, effective June 8, 2015. The Original Pacritinib License Agreement, as amended by the Pacritinib License Amendment, is referred to herein as the “Pacritinib License Agreement”. Under the Pacritinib License Agreement, Baxalta has an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable license (which is sub-

licensable under certain circumstances) relating to pacritinib. Licensed products under the Pacritinib License Agreement consist of products in which pacritinib is an ingredient.

We received an upfront payment of $60 million under the Pacritinib License Agreement, which included a $30 million investment in our equity. The Pacritinib License Agreement also provides for us to receive potential additional payments of up to $302 million upon the successful achievement of certain development and commercialization milestones, comprised of $112 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190 million. Of such potential milestone payments, we have received $20 million to date relating to the achievement of a clinical milestone. In addition, in June 2015, pursuant to the Pacritinib License Amendment, we received an advance of the potential milestone payments in the amount of $32 million relating to the milestone payment payable in connection with the EMA Milestone and the PERSIST-2 Enrollment Milestone. Such advances bear interest at an annual rate of 9% percent until the earlier of (i) the date of first occurrence of the respective milestone and (ii) the date that the respective advance plus accrued interest is repaid in full. In the event that pacritinib development is terminated either because of a regulatory determination that the benefit/risk profile of the drug candidate is unacceptable or due to safety concerns or certain other reasons, including the failure of pacritinib to meet certain criteria or certain endpoints, or a Milestone Failure, we would be required to repay the respective advance to Baxalta in eight quarterly installments beginning thirty days after the end of the calendar quarter of the first occurrence of a Milestone Failure and a final payment equal to the remainder of the unpaid balance, or the Repayment Terms. Further, if (i) the EMA Milestone is not achieved prior to March 31, 2017 or (ii) the PERSIST-2 Enrollment Milestone is not achieved prior to December 31, 2016, then we would also be required to repay the respective advance pursuant to the Repayment Terms. Repayment of the advances will be accelerated in the event of the commencement of insolvency proceedings, and certain other events of default. If a milestone is achieved, however, then we would remain entitled to the respective advance.

Under the Pacritinib License Agreement, we were responsible for all development costs incurred prior to January 1, 2014 and are responsible for approximately $96 million in U.S. and E.U. development costs incurred thereafter, subject to potential adjustment in certain circumstances. All development costs exceeding the $96 million threshold will generally be shared as follows: (i) costs generally applicable worldwide will be shared 75 percent to Baxalta and 25 percent to us, (ii) costs applicable to territories exclusive to Baxalta will be 100 percent borne by Baxalta and (iii) costs applicable exclusively to co-promotion in the U.S. will be shared equally between the parties, subject to certain exceptions. In the event that we do not spend a specified amount on the development of pacritinib from June 8, 2015 through February 29, 2016, payments to Baxalta in an amount equal to such deficiency may be required or credited against amounts owed to us in certain circumstances. We and Baxalta have each been allocated up to 50% of the manufacturing (subject to certain conditions), with certain pricing adjustments based on comparative costs of supply. In addition, we may be obligated to pay the costs of certain product supplied by our manufacturer to Baxalta if such product does not meet certain prescribed standards. To the extent that any expenses are advanced by Baxalta on our behalf, such amounts may be deducted from any payments Baxalta owes us pursuant to the Pacritinib License Agreement.

Outside the U.S., we are eligible to receive tiered high single digit to mid-teen percentage royalty payments based on net sales for myelofibrosis, and higher double-digit royalties for other indications, subject to reduction by up to 50 percent if (i) Baxalta is required to obtain third party royalty-bearing licenses to fulfill its obligations under the Pacritinib License Agreement and (ii) in any jurisdiction where there is no longer either regulatory exclusivity or patent protection.

The Pacritinib License Agreement will expire when Baxalta has no further obligation to pay royalties to us in any jurisdiction, at which time the licenses granted to Baxalta will become perpetual and royalty-free. We or Baxalta may terminate the Pacritinib License Agreement prior to its expiration in certain circumstances. Following the one-year anniversary of receipt of regulatory approval in certain countries, we may terminate the Pacritinib License Agreement as to one or more such countries if Baxalta has not undertaken requisite regulatory or commercialization efforts in the applicable country and certain other conditions are met. Baxalta may terminate the Pacritinib License Agreement earlier than its expiration in certain circumstances including (i) in the event development costs for myelofibrosis for the period commencing January 1, 2014 are reasonably projected to exceed a specified threshold, (ii) as to some or all countries in the event of commercial failure of the licensed product or (iii) without cause following the one-year anniversary of the effective date of the Pacritinib License Agreement, provided that such termination will have a lead-in period of six months before it becomes effective. Additionally, either party may terminate the Pacritinib License Agreement prior to its expiration in events of force majeure, or the other party’s uncured material breach or insolvency. In the event of a termination prior to the expiration date, rights in pacritinib will revert to us.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.1 million in milestone payments during 2014 based on certain enrollment milestones achieved. We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of September 30, 2015.

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

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the euro. In addition, certain of our contractual arrangements, such as the Servier Agreement, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a

U.S. dollar perspective is subject to significant uncertainty. Any expansion of our commercial operations in Europe (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. Further, as the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of September 30, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.3 million as of this date.

Interest Rate Risk

Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance under such loan at September 30, 2015 of $20 million, and assuming such amount had been outstanding as of January 1, 2015, a 1.0 percent increase in interest rates would result in additional annualized interest expense of $0.2 million. For a discussion of such loan, including applicable interest rates, covenants and events of default, please see Part I, Item 1, Note 4, Long-term Debt, in this Quarterly Report on Form 10-Q. The funds advanced to us pursuant to the Pacritinib License Amendment do not bear a variable interest rate.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITA – VAT Returns

The Italian Tax Authority, or the ITA, issued notices of assessment to CTI BioPharma Corp.– Sede Secondaria, or CTI (Europe) based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcomes of these cases. As of December 31, 2012, we reversed the entire reserve we had previously recorded relating to the VAT Assessments after having received favorable Provincial Tax Court rulings. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

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

2005, 2006 and 2007. The ITA has appealed to the Italian Supreme Court the decisions of the respective appellate Regional Tax Court, which ruled in our favor, with respect to each of the 2005, 2006 and 2007 VAT returns.

If the final decisions of the Italian Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $10.5 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of September 30, 2015.

Derivative Lawsuit

On May 13, 2015, the Company (as nominal defendant) and our directors (as individual defendants) entered into a memorandum of understanding to settle the pending lawsuit in King County Superior Court in the State of Washington docketed as  Lopez & Gilbert v. Nudelman, et al ., Case No. 14-2-18941-9 SEA, or the Settlement. The provisions of the Settlement include the following terms, which are subject to final court approval:

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

On September 24, 2015, the court issued an order granting preliminary approval to the Settlement. The court has scheduled a final hearing on December 10, 2015 to determine, among other things, whether it should issue an order for final approval of the Settlement.

For historical information concerning such matter, including the procedural history, see Part II, Item 1, “Legal Proceedings”, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015.

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

Factors Affecting Our Business, Financial Condition, Operating Results and Prospects

We expect that we will need to raise additional funds to develop our business, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could harm our liquidity, financial condition, business, operating results and prospects.

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. We believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations through the fourth quarter of 2016. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and other research and development activities, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, ability to consummate appropriate collaborations for development and commercialization activities, ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments and satisfy the conditions necessary to retain the funds from the June 2015 advance from Baxalta, litigation and other disputes, competitive market developments and other unplanned business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of September 30, 2015, we had an outstanding principal balance under our senior secured term loan agreement of $20.0 million, with an additional $5.0 million being available for borrowing at our option through June 30, 2016, subject to certain conditions. We are required to make monthly interest-only payments in respect thereof in the approximate amount of $0.2 million until January 1, 2016 (with such interest-only period being subject to extension by up to an additional six months under certain circumstances), and following January 1, 2016, we will be required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.7 million. Such borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. While we have the potential to borrow an additional $5.0 million available to us under the senior secured loan agreement subject to certain conditions described above, there can be no guarantees that we will be able to satisfy such conditions in order to borrow such funds. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. In addition, with respect to the $32.0 million advance we received in June 2015 from Baxalta, certain events may trigger repayment of such advance prior to attainment of the respective milestones.

We expect that we will need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to do so is subject to a number of risks, uncertainties, constraints and consequences, including:

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2015, we had an accumulated deficit of $2.1 billion and we expect to continue to incur net losses. As a part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

If our development and commercialization collaborations are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize the applicable compound(s), which could have a material adverse effect on our business.

Our business is heavily dependent on the success of our development and commercialization collaborations. In particular, under the Servier Agreement and the Pacritinib License Agreement, we rely heavily on Servier and Baxalta, respectively, to collaborate with us to develop and commercialize PIXUVRI and pacritinib, respectively. As a result of our dependence on our relationships with Servier and Baxalta, the success or commercial viability of PIXUVRI and pacritinib is, to a certain extent, beyond our control. We are subject to a number of specific risks associated with our dependence on our collaborative relationship with Servier and Baxalta, including the following: possible disagreements as to the timing, nature and extent of development plans for the respective compound, including clinical trials or regulatory approval strategy; changes in their respective personnel who are key to the collaboration efforts; any changes in their respective business strategies adverse to our interests; possible disagreements regarding ownership of proprietary rights; the ability to meet our financial and other contractual obligations under the respective agreements; and the possibility that Servier or Baxalta could elect to terminate their respective agreements with us pursuant to certain “at-will” termination clauses or otherwise breach their respective agreements with us. Furthermore, the contingent financial returns under our collaborations with Servier and Baxalta depend in large part on the achievement of development and commercialization milestones and the ability to generate applicable product sales to trigger royalty payments. Therefore, our success, and any associated future financial returns to us and our investors, will depend in large part on the performance of each of Servier and Baxalta. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

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

In addition, from time to time we report top-line data for clinical trials. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, top-line results may differ from future results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business in general.

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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the EMA in the E.U. Pacritinib and our other product candidates are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the E.U., we have not received marketing approval for our compounds. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

•	a compound may not be shown to be safe or effective;
•	the clinical and other benefits of a compound may not outweigh its safety risks;
•	clinical trial results may be negative or inconclusive, or adverse medical events may occur during a clinical trial;
•	the results of clinical trials may not meet the level of statistical significance required by regulatory agencies for approval;
•	such regulatory agencies may interpret data from pre-clinical and clinical trials in different ways than we do;
•

such regulatory agencies may not approve the manufacturing process of a compound or determine that a third party contract manufacturers manufactures a compound in accordance with current good manufacturing practices, or cGMPs;

•	a compound may fail to comply with regulatory requirements; or
•	such regulatory agencies might change their approval policies or adopt new regulations.

In addition, regulatory agencies may determine that the number of patients enrolled in the clinical trials supporting an application is insufficient to support approval of a product candidate. For example, we intend to seek accelerated approval from the FDA for pacritinib for the treatment of patients with myelofibrosis with platelet counts of less than 50,000/µL (a subset of patients with myelofibrosis for which there is no available therapy) on the basis of the surrogate endpoint of spleen volume reduction, measured by MRI or CT scan.  If the FDA determines that such application, which is based on a limited subset of patients, does not provide substantial evidence of effectiveness or is otherwise insufficient for approval, we may need to submit the results of additional trials, such as PERSIST-2, or conduct additional trials before the FDA will approve the application, if at all.  Furthermore, while Patient Reported Outcome, or PRO, instruments have been developed for recording and evaluating reduction in Total Symptom Score in myelofibrosis patients, we do not have any assurance that the particular instrument(s) we utilize from time to time will satisfy the FDA’s stringent requirements for assessing PROs or that we will be able to demonstrate clinical benefit using such instruments. If our compounds are not approved at all or quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, operating results and prospects could be harmed.

In the event that we seek and the FDA does not grant accelerated approval or priority review for a drug candidate, we would experience a longer time to commercialization in the U.S., if at all, our development costs may increase and our competitive position may be harmed.

We intend to seek an accelerated approval pathway for pacritinib and may do so in the future for other compounds. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. With respect to pacritinib, we intend to seek accelerated approval for the treatment of patients with myelofibrosis with platelet counts of less than 50,000/µL (a subset of patients with myelofibrosis for which there is no available therapy) on the basis of the surrogate endpoint of spleen volume reduction, measured by MRI or CT scan. A surrogate endpoint under an accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. There can be no assurance that the FDA will agree that our endpoint is an appropriate surrogate endpoint. Furthermore, there can be no assurance that our application will be accepted or that approval will be granted. Even if a product candidate is granted accelerated approval, such accelerated approval is contingent on the sponsor’s agreement to conduct one or more post-approval confirmatory trials. Such confirmatory trial(s) must be completed with due diligence and, in some cases, the FDA may require that the trial(s) be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of a product candidate or indication approved under the accelerated approval pathway for a variety of reasons, including if the trial(s) required to verify the predicted clinical benefit of a product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug, or if the sponsor fails to conduct any required post-approval trial(s) with due diligence.

Upon submission of an NDA under a requested accelerated approval pathway for pacritinib, we also intend to request priority review, and we may in the future seek priority review for other compounds. In the event of priority review, the FDA has a goal to (but is not required to) take action on an application within a total of eight months (rather than a goal of twelve months for a standard review). The FDA grants priority review only if it determines that a product treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared to a standard application. The FDA has broad discretion whether to grant priority review, and, while the FDA has granted priority review to other oncology product candidates, pacritinib may not receive similar designation. Moreover, receiving priority review from the FDA does not guarantee completion of review or approval within the targeted eight-month cycle or thereafter.

A failure to obtain accelerated approval or priority review would result in a longer time to commercialization of the applicable compound in the U.S., if at all, could increase the cost of development and could harm our competitive position in the marketplace.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products, including PIXUVRI, are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports.  In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs.  The distribution process and facilities of our third party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.  Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as our ongoing PIX306 trial of PIXUVRI required by the EMA. We cannot predict the outcome of PIX306 or whether we will be able to complete the associated requirements in a timely manner. If we are unable to submit the requisite PIX306 clinical study report by the due date in November 2016 and are unable to obtain an extension of such deadline, or if we are otherwise unable to satisfy all applicable requirements, our conditional marketing authorization for PIXUVRI may be revoked.

Any other failure to comply with applicable regulations could result in warning or untitled letters, product recalls, interruption of manufacturing and commercial supply processes, withdrawal or seizure of products, suspension of an applicable wholesale distribution authorization and/or distribution of products, operating restrictions, injunctions, suspension of licenses, revocation of the applicable product’s approval or authorization, other administrative or judicial sanctions (including civil penalties and/or criminal prosecution) and/or unanticipated related expenditure to resolve shortcomings, which could negatively affect our business, financial condition, operating results or prospects.

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

Government investigations concerning the promotion of off-label uses and related issues are typically expensive, disruptive and burdensome, generate negative publicity and may result in fines or payments of settlement awards. For example, in April 2007, we paid a civil penalty of $10.6 million and entered into a settlement agreement with the U.S. Attorney’s Office for the Western District of Washington arising out of their investigation into certain of our prior marketing practices relating to TRISENOX, which was divested to Cephalon. in July 2005. As part of that settlement agreement and in connection with the acquisition of Zevalin, we also entered into a corporate integrity agreement with the Office of the Inspector General, Health and Human Services, which required us to establish a compliance committee and compliance program and adopt a formal code of conduct. If our promotional activities are found to be in violation of applicable law or if we agree to a settlement in connection with an enforcement action, we would likely face significant fines and penalties and would likely be required to substantially change our sales, promotion, grant and educational activities.

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

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we rely heavily on third parties for the manufacture and testing of our compounds. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of compounds in compliance with GLP and cGMP. As a result, we rely on third parties to supply us in a timely manner with manufactured products/product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third party manufacturers to conduct their operations in compliance with GLP and cGMP or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of such regulatory authorities may take action against a contract manufacturer who violates GLP and cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

We may not be able to obtain sufficient quantities of our compounds if we are unable to secure manufacturers when needed, or if our designated manufacturers do not have the capacity or otherwise fail to manufacture compounds according to our schedule and specifications. In particular, in connection with the transition of the manufacturing of PIXUVRI and pacritinib drug supply to successor vendors, respectively, we could face logistical, scaling or other challenges that may adversely affect supply.  Furthermore, in order to ultimately obtain and maintain applicable regulatory approvals, any manufacturers we utilize are required to consistently produce the respective compounds in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so, which is referred to as process validation. In order to obtain and maintain regulatory approval of a compound, the applicable regulatory authority must consider the result of the applicable process validation to be satisfactory and must otherwise approve of the manufacturing process. Even if our compound manufacturing processes obtain regulatory approval and sufficient supply is available to complete clinical trials necessary for regulatory approval, there are no guarantees we will be able to supply the quantities necessary to effect a commercial launch of the applicable drug, or once launched, to satisfy ongoing demand. Any compound shortage could also impair our ability to deliver contractually required supply quantities to applicable collaborators, as well as to complete any additional planned clinical trials.

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

If we are unable to recruit, retain, integrate and motivate senior management, other key personnel and directors, or if such persons are unable to perform effectively, our business could suffer.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•

In Europe, PIXUVRI faces competition from existing treatments for adults with multiply relapsed or refractory aggressive B-cell NHL. For example, patients are currently being treated with ibrutinib, idelalisib, lenolidimide, bendamustine, oxaliplatin and gemcitabine, although these particular agents do not have regulatory approval in Europe for the foregoing indication. If we were to pursue bringing PIXUVRI to market in the U.S. (which is not currently part of our near-term plan), PIXUVRI would face similar competition.

•	If we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitor, Jakafi®.

•	If we are successful in bringing tosedostat to market, we will face competition from currently marketed products, such as cytarabine, Dacogen®, Vidaza®, Clolar®, Revlimid® and Thalomid®.
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

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the U.S. and foreign countries directed to PIXUVRI, pacritinib, tosedostat, Opaxio and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The patent status of our compounds follows:

•

Our PIXUVRI-directed patents currently in force in Europe began to expire in late March 2015 and will continue to expire through a portion of 2023. Certain of such European patents are also subject to Supplementary Protection Certificates that extend the life of the applicable patents such that they will instead expire from 2020 to 2027. In addition, we are seeking to obtain a Supplementary Protection Certificate for one other PIXUVRI-directed European patent that, if obtained, could extend the applicable patent through 2027. However, no assurances can be made that such extension will be granted. In the U.S., we have a pending PIXUVRI-directed U.S. patent application for which we recently received a notice of allowance and which, when issued, will expire in 2023, subject to any applicable patent term adjustment. Our PIXUVRI-directed patents outside of Europe and the U.S. expire from 2015 to 2023.

•	Our U.S. and various foreign pacritinib-directed patents expire from 2026 through 2030.

•	Our U.S. and various foreign tosedostat-directed patents expire from 2017 to 2018.
•	Our U.S. and various foreign Opaxio-directed patents primarily expire from 2017 through 2019.

In the absence of a patent, we would, to the extent possible, need to rely on unpatented technology, know-how and confidential information. Ultimately, the lack or expiration at any given time of a patent to protect our compounds may allow our competitors to copy the underlying inventions and better compete with us.

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

Our European operations are subject to the VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.6 million and $4.9 million as of September 30, 2015 and December 31, 2014, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to our branch, CTI (Europe), based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, “Legal Proceedings”, and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $10.5 million upon conversion from euros as of September 30, 2015) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results and our ability to procure or afford directors and officers liability insurance.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part II, Item 1, “Legal Proceedings”, we are currently engaged in certain pending legal matters. Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements.  Adverse outcomes in some or all of such pending cases may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, and if an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. We are subject to a variety of claims and lawsuits from time to time, some of which arise in the ordinary course of our business. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

Shares of our common stock rank junior to any shares of our preferred stock that we may issue in the future and to our existing indebtedness, including under our senior secured term loan agreement and our outstanding balance of $32 million classified as debt as a result of the milestone advance we received from Baxalta, and any future indebtedness we may incur, as well as to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Our senior secured term loan agreement restricts, and any future indebtedness and preferred stock may restrict, payment of dividends on our common stock.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended October 30, 2015, our stock price has ranged from a low of $1.32 to a high of $2.94. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases in the Second Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	1,713	1.90	—	—
August 1 - August 31, 2015	4,988	$1.67	—	—
September 1 - September 30, 2015	16,340	$1.53	—	—
Total	23,041	1.59	—	—

_________________________

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under the Plan.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description	Location

2.1	Agreement and Plan of Merger by and between Registrant and Novuspharma, S.p.A., dated as of June 16, 2003.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2003.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N-1 Preferred Stock).	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.4	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on June 2, 2014.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.5	Form of Common Stock Purchase Warrant, dated October 22, 2010.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2010.

4.6	Form of Common Stock Purchase Warrant, dated May 3, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011.

4.7	Form of Common Stock Purchase Warrant, dated July 5, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011.

4.8	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

4.9	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.1*	Director Compensation Policy, as amended.	Filed herewith.

10.2*	Form of 2015 Equity Incentive Plan Restricted Stock Award Agreement.	Filed herewith.

10.3*	Global Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Filed herewith.

Exhibit Number	Exhibit Description	Location

10.4*	Global Form of 2015 Equity Incentive Plan Stock Option Agreement.	Filed herewith.

10.5*	Global Form of 2015 Equity Incentive Plan Stock Bonus Award Agreement.	Filed herewith.

10.6*	CTI BioPharma Corp. 2015 Equity Incentive Plan, effective as of September 23, 2015.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8, filed on September 28, 2015.

10.7*	CTI BioPharma Corp. 2007 Employee Stock Purchase Plan, effective as of September 23, 2015.	Incorporated by reference Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2015.

10.8	Form of Subscription Agreement for Common Stock.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 29, 2015.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: November 5, 2015	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: November 5, 2015	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration