Form 10-K
period 2015-12-31
CTI BIOPHARMA CORP
filed 2016-02-17
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common equity held by non-affiliates was $284,053,374. Shares of common stock held by each executive officer and director and by each person known to the registrant who beneficially owns more than 5% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock outstanding.
The number of outstanding shares of the registrant’s common stock as of February 10, 2016 was 280,555,401.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of shareholders, or the 2016 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CTI BIOPHARMA CORP.

Forward Looking Statements

This Annual Report on Form 10-K and the documents we incorporate by reference herein or therein may contain “forward-looking statements” within the meaning of the United States, or the U.S., federal securities laws. All statements other than statements of historical fact are forward-looking statements, including, without limitation:

•	any statements regarding future operations, plans, expectations, intentions, regulatory filings or approvals, including our ability to get an extension for completing PIX306;

•	any statements regarding the performance, or likely performance, outcomes or economic benefit of any licensing collaboration or other arrangement;

•
any projections of revenues, operating expenses or other financial terms, and any projections of cash resources, including regarding our potential receipt of future milestone payments under any of our agreements with third parties and expected sales of PIXUVRI;

•	any statements of the plans and objectives of management for future operations or programs;

•	any statements concerning proposed new products;

•	any statements regarding the safety and efficacy or future availability of any of our compounds;

•	any statements regarding expectations with respect to the potential therapeutic utility of pacritinib and the prevalence of myelofibrosis in the U.S.;

•	any statements on plans regarding proposed or potential clinical trials or new drug filing strategies, timelines or submissions;

•	any significant disruptions in our information technology systems;

•	any statements regarding compliance with the listing standards of The NASDAQ Stock Market and the Mercato Telemarico Azionario, or the MTA, in Italy;

•	any statements regarding potential future partnerships, licensing arrangements, mergers, acquisitions or other transactions;

•	any statements regarding future economic conditions or performance; and

•	any statements of assumption underlying any of the foregoing.

In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should” or “will” or the negative thereof, variations thereof and similar expressions. Such statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from those set forth in the forward-looking statements. In particular, this Annual Report on Form 10-K addresses top line results regarding primary endpoints of the PERSIST-1 study, and should be evaluated together with secondary endpoints, safety and additional data once such data has been more fully analyzed and is made publicly available. The statements are based on assumptions about many important factors and information currently available to us to the extent we have thus far had an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K and any risk factors contained in subsequent Quarterly Reports on Form 10-Q that we file with the U.S. Securities and Exchange Commission, or the SEC.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on commercializing PIXUVRI in select countries in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL, and evaluating pacritinib for the treatment of adult patients with myelofibrosis.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As a part of the conditional marketing authorization, we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., we are required to submit the requisite clinical study report for PIX306 by November 2016. We plan to request an extension of such deadline.

In September 2014, we entered into an exclusive license and collaboration agreement, or the Servier Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier, with respect to the development and commercialization of PIXUVRI. Under the Servier Agreement, we retain full commercialization rights to PIXUVRI in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the United Kingdom, or the U.K., and the U.S., while Servier has exclusive rights to commercialize PIXUVRI in all other countries. PIXUVRI is currently available in Austria, Denmark, Finland, France, Germany, Israel, Italy, Netherlands, Norway, Sweden and the U.K. and has achieved reimbursement decisions under varying conditions in England/Wales, Italy, France, Germany, the Netherlands and Spain. For additional information on our collaboration with Servier, please see the discussion in Part I, Item 1, “Business - License Agreements and Additional Milestone Activities - Servier”.

Pacritinib

Our lead development candidate, pacritinib, is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, and chronic lymphocytic leukemia, or CLL, due to its inhibition of c-fms, IRAK1, JAK2 and FLT3. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

In collaboration with Baxalta Incorporated and its affiliates, or Baxalta, pursuant to our worldwide license agreement to develop and commercialize pacritinib, we are pursuing a comprehensive approach to advancing pacritinib for adult patients with myelofibrosis by conducting two Phase 3 clinical trials: one in a broad set of patients without limitations on blood platelet counts, the PERSIST-1 trial; and the other in patients with low platelet counts, the PERSIST-2 trial.

In May 2015, we announced the final results from PERSIST-1, our pivotal Phase 3 trial of pacritinib in patients with myelofibrosis, without exclusion for low platelet counts. In December 2015, primarily based on the results of the PERSIST-1 trial, we and Baxalta submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for pacritinib requesting U.S. marketing approval of pacritinib for the treatment of patients with intermediate and high-risk myelofibrosis with low platelet counts of less than 50,000 per microliter (<50,000/µL) for whom there are no approved therapies. In August 2014, pacritinib was granted Fast Track designation by the FDA for the treatment of intermediate and high risk myelofibrosis, including, but not limited, to patients with disease-related thrombocytopenia, patients experiencing treatment-emergent thrombocytopenia on other JAK2 therapy or patients who are intolerant of, or whose symptoms are sub-optimally managed on, other JAK2 therapy. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. In December 2015, we completed the NDA submission for pacritinib.

On February 8, 2016, the FDA notified us that a full clinical hold has been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under the investigational new drug, or an IND, application. Under the full clinical hold, all patients currently on pacritinib must discontinue pacritinib immediately and no patients can be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA cited the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1. The deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In connection with the full clinical hold, the FDA has recommended that we conduct Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submit final study reports and datasets for PERSIST-1 and PERSIST-2, provide certain notifications, revise relevant statements in the related Investigator’s Brochure and informed consent documents and make certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. As a result of the full clinical hold of pacritinib, we have withdrawn the NDA until such time that we have reviewed the safety and efficacy data from PERSIST-2 and decide next steps.

For additional information concerning the final results of PERSIST-1, see Part I, Item 1, “Business - Development Candidates - Pacritinib - Development in Myelofibrosis”. We share joint commercialization rights to pacritinib with Baxalta in the U.S., while Baxalta has exclusive commercialization rights for all indications outside the U.S.

Other Pipeline Candidates

Our earlier stage product candidate, tosedostat, is a novel oral, once-daily aminopeptidase inhibitor that has demonstrated significant responses in patients with AML. It is currently being evaluated in several Phase 2 cooperative group-sponsored trials and investigator-sponsored trials, or ISTs. These trials are evaluating tosedostat in combination with hypomethylating agents in AML and MDS, which are cancers of the blood and bone marrow. We anticipate data from these signal-finding trials may be used to determine an appropriate design for a Phase 3 trial.

Although our efforts are focused on developing and commercializing treatments that target blood-related cancers, we continue to evaluate our pipeline candidate paclitaxel poliglumex, or Opaxio™, which targets solid tumors. We are evaluating this candidate through cooperative group sponsored trials and ISTs, such as the ongoing maintenance therapy trial in patients with ovarian cancer.

Our Strategy

Our objective is to become a leader in the acquisition, development and commercialization of novel therapeutics for the treatment of blood-related cancers. The key elements of our strategy to achieve these objectives are to:

•
Commercialize PIXUVRI. Together with Servier, we intend to continue our efforts to build a successful PIXUVRI franchise in Europe as well as other markets. We are currently focused on educating physicians on the unmet medical need and building brand awareness for PIXUVRI among physicians in the countries where PIXUVRI is available. A successful outcome from the post-authorization trial, PIX306, will enable us to potentially obtain full marketing authorization from the European Commission and expand the market potential for PIXUVRI.

•	Develop Pacritinib in Myelofibrosis and Additional Indications. Together with our partner, Baxalta, we intend to develop and commercialize pacritinib for adult patients with myelofibrosis.

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

Product and Development Portfolio

The following table summarizes our current product and development portfolio as of February 10, 2016:

	Indications/Intended Use	Status
PIXUVRI (pixantrone)	Multiply relapsed aggressive B-cell NHL	Marketed in E.U.; Conditional Marketing Authorization
	Aggressive NHL, 2nd line >1 relapse, combination with rituximab (PIX306) post-approval study	Phase 3: Enrollment ongoing
Pacritinib	Myelofibrosis, PERSIST-1, All platelet levels	Phase 3: Enrollment completed; Final results presented at medical meeting; Full FDA clinical hold
	Myelofibrosis, PERSIST-2, Platelet counts ≤100,000/µL	Phase 3: Enrollment completed; Full FDA clinical hold
Tosedostat	AML/MDS(1)	Phase 2: Multiple studies ongoing
Opaxio	Ovarian cancer, maintenance(1)	Phase 3: Patient follow-up ongoing

(1)	We support the development of these investigational agents through cooperative group sponsored trials.

Oncology Market Overview and Opportunity

According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the U.S., resulting in close to 595,690 deaths annually, or more than 1,630 people per day. Approximately 1.7 million new cases of cancer were expected to be diagnosed in 2016 in the U.S. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease.

We believe our expertise in blood-related cancers, together with our ability to identify unique therapies that address unmet medical needs that are potentially less toxic and more effective at treating and curing patients, fills a significant unmet medical need for cancer patients.

Commercialized Product

PIXUVRI

Overview

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. Similar to accelerated approval regulations in the U.S., conditional marketing authorizations can be granted in the E.U. by the European Commission in exceptional circumstances in accordance with the procedures discussed in Part I, Item 1, Business - Government Regulation - Non-U.S. Regulation. A conditional marketing authorization is required to be renewed annually. As a part of the conditional marketing authorization, we are required to conduct a post-authorization trial, PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. Pursuant to our conditional marketing authorization in the E.U., we are required to submit the requisite clinical study report for PIX306 by November 2016. We plan to request an extension of such deadline. PIXUVRI is not approved in the U.S., however, we believe that the data from the PIX306 study could potentially support a registration application in the U.S.

PIXUVRI for the Treatment of NHL

We are specifically developing and commercializing PIXUVRI for the treatment of aggressive NHL. NHL is caused by the abnormal proliferation of lymphocytes, which are cells key to the functioning of the immune system. NHL usually originates in lymph nodes and spreads through the lymphatic system. The ACS estimated that there would be 72,580 people diagnosed with NHL in the U.S. and approximately 20,150 people would die from this disease in 2016. The World Health Organization’s International Agency for Research on Cancer’s 2012 GLOBOCAN database estimates that, in the E.U., approximately 79,312 people will be diagnosed with NHL and 30,730 are estimated to die from NHL annually. NHL is the seventh most common type of cancer. NHL can be broadly classified into two main forms, each with many subtypes; aggressive NHL is a rapidly growing form of the disease that moves into advanced stages much faster than indolent NHL, which progresses more slowly.

Aggressive B-cell NHL is the most common subtype, accounting for about 55 percent of NHL cases. After initial therapy for aggressive NHL with anthracycline-based combination therapy, one-third of patients typically develop progressive disease. Approximately half of these patients are likely to be eligible for intensive second-line treatment and stem cell transplantation, although 50 percent are expected not to respond. For those patients who fail to respond or relapse following second line treatment, treatment options are limited and usually palliative only. PIXUVRI is the first treatment approved in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL.

Commercialization of PIXUVRI in the E.U.

In September 2012, we initiated E.U. commercialization of PIXUVRI and in September 2014 we entered into a collaboration arrangement with Servier, under which we have full commercialization rights to PIXUVRI in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the U.K., and the U.S., while Servier has exclusive rights to commercialize PIXUVRI in all other countries. PIXUVRI is currently available in Austria, Denmark, Finland, France, Germany, Israel, Italy, Netherlands, Norway, Sweden and the U.K. and has achieved reimbursement decisions under varying conditions in England/Wales, Italy, France, Germany, the Netherlands and Spain. For additional information on our collaboration with Servier, please see the discussion in Part I, Item 1, “Business - License Agreements and Additional Milestone Activities - Servier”.

As discussed in Part I, Item 1, “Business-Manufacturing, Distribution and Associated Operations,” we utilize third parties for the manufacture, storage and distribution of PIXUVRI, as well as for other associated supply chain operations. Our strategy of utilizing third parties in such manner allows us to direct our resources to the development and commercialization of compounds rather than to the establishment and maintenance of facilities for such operational activities.

Development Candidates

Pacritinib

Development in Myelofibrosis

Our lead development candidate, pacritinib, is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. The kinase profile of pacritinib suggests its potential therapeutic utility in conditions such AML, MDS, CMML and CLL, due to its inhibition of c-fms, IRAK1, JAK2 and FLT3.

In August 2014, pacritinib was granted Fast Track designation by the FDA for the treatment of intermediate and high risk myelofibrosis, including, but not limited, to patients with disease-related thrombocytopenia, patients experiencing treatment-emergent thrombocytopenia on other JAK2 therapy or patients who are intolerant of, or whose symptoms are sub-

optimally managed on, other JAK2 therapy. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

We are pursuing a comprehensive approach to advancing pacritinib for adult patients with myelofibrosis by conducting two Phase 3 clinical trials: one in a broad set of patients without limitations on blood platelet counts, the PERSIST-1 trial; and the other in patients with low platelet counts, the PERSIST-2 trial. Myelofibrosis is a rare blood cancer associated with significantly reduced quality of life and shortened survival. As the disease progresses, the body slows production of important blood cells and within one year of diagnosis, the incidence of disease-related thrombocytopenia (very low blood platelet counts), severe anemia and red blood cell transfusion requirements increase significantly. Among other complications, most patients with myelofibrosis present with enlarged spleens (splenomegaly), as well as many other potentially devastating physical symptoms such as abdominal discomfort, bone pain, feeling full after eating little, severe itching, night sweats and extreme fatigue. We believe pacritinib may offer an advantage over other JAK inhibitors through effective treatment of symptoms while having less treatment-emergent thrombocytopenia and anemia than has been seen in the currently approved JAK inhibitor.

PERSIST-1 is a randomized (2:1), open-label, multi-center registration-directed Phase 3 registration-directed trial comparing the efficacy and safety of pacritinib with that of best available therapy other than JAK inhibitors, in 327 patients with myelofibrosis, without exclusion for low platelet counts. The primary endpoint for PERSIST-1 was the proportion of patients achieving a 35 percent or greater reduction in spleen volume from baseline to Week 24 as measured by MRI or CT, when compared with physician-specified best available therapy, excluding treatment with JAK2 inhibitors. The secondary endpoint was the percentage of patients achieving a 50 percent or greater reduction in Total Symptom Score, or TSS, from baseline to week 24 as measured by tracking specific symptoms on a form, or Patient Reported Outcome, or PRO, instrument. At study entry, 46 percent of patients were thrombocytopenic; 32 percent of patients had platelet counts less than 100,000 per microliter (<100,000/µL); and 16 percent of patients had platelet counts less than 50,000 per microliter (<50,000/µL); normal platelet counts range from 150,000 to 450,000 per microliter. At the time of initiation of the trial, PERSIST-1 utilized the Myeloproliferative Neoplasm Symptom Assessment Form, or MPN-SAF TSS, the PRO instrument developed by Mayo Clinic, to measure TSS reduction. We collaborated with Mayo Clinic and the FDA and developed a modified instrument to be used as the endpoint for pacritinib clinical development. As a result, we amended the PERSIST-1 trial protocol to replace the original MPN-SAF TSS instrument with a new instrument, known as the MPN-SAF TSS 2.0, which is also being used for recording patient-reported outcomes for the PERSIST-2 trial. In connection with this amendment, we increased patient enrollment in the PERSIST-1 study from 270 to 327 patients. The trial enrolled patients at clinical sites in Europe, Australia, New Zealand, Russia and the U.S. The PRO Consortium, of which we are an active member, was formed by the non-profit Critical Path Institute in cooperation with the FDA and the medical products industry.

In May 2015, data from PERSIST-1 showed that compared to best available therapy (exclusive of a JAK inhibitor) pacritinib therapy resulted in a significantly higher proportion of patients with spleen volume reduction and control of disease-related symptoms meeting the primary endpoint of the trial. Treatment with pacritinib resulted in improvements in severe thrombocytopenia and severe anemia, eliminating the need for blood transfusions in a quarter of patients who were transfusion dependent at the time of enrollment. Gastrointestinal symptoms were the most common adverse events and typically lasted for approximately one week. A limited number of patients discontinued treatment due to side effects. There were no Grade 4 gastrointestinal events reported. These results were presented at a late-breaking oral session at the 51st Annual Meeting of the American Society of Clinical Oncology Annual Meeting. Additionally, in June 2015, results from PERSIST-1 PRO and other quality of life measures presented at a late-breaking oral session at the 20th Congress of the European Hematology Association showed significant improvements in symptom score with pacritinib therapy compared to best available therapy (exclusive of a JAK inhibitor) across the symptoms reported in the presentation.

The following table shows the proportion of patients randomized to pacritinib or best available treatment, or BAT, who achieved a ≥35% reduction in spleen volume from baseline at Week 24 or up to Week 24 in the intent-to-treat, or ITT, population or evaluable patient population. The greatest difference in treatment arms was observed in evaluable patients with the lowest platelet counts (<50,000/µL platelets) (33.3 percent with pacritinib vs 0 percent with BAT) (p=0.037).

Spleen Volume Reduction of ≥35% at Week 24 by Platelet Levels

	Pacritinib	BAT	p-value
All Platelet Levels
ITT*	19.1% (n=220)	4.7% (n=107)	0.0003
Evaluable**	25.0% (n=168)	5.9% (n=85)	<0.0001

<100,000/µL platelets
ITT	16.7% (n=72)	0% (n=34)	0.0086
Evaluable	23.5% (n=51)	0% (n=24)	0.0072

<50,000/µL platelets
ITT	22.9% (n=35)	0% (n=16)	0.0451
Evaluable	33.3% (n=24)	0% (n=11)	0.0370

* ITT - primary analysis included all patients randomized. Patients who missed MRI or CT scans at baseline or at Week 24 were counted as non-responders.
** Evaluable - analysis included patients who had assessment at both baseline and at Week 24.

Results from PERSIST-1 PRO and other quality of life measures showed significant improvements in symptom score with pacritinib therapy compared to best available therapy (exclusive of a JAK inhibitor) across the symptoms reported in the presentation. Patients treated with pacritinib experienced greater improvement in their disease-related symptoms (ITT patient population: 24.5 percent of pacritinib-treated patients vs 6.5 percent of BAT-treated patients, p<0.0001; evaluable patient population: 40.9 percent of pacritinib-treated patients vs 9.9 percent of BAT-treated patients, p<0.0001).

Additionally, 25 percent of patients treated with pacritinib who were severely anemic and transfusion dependent - requiring at least six units of blood in the 90 days prior to study entry - became transfusion independent, compared to zero patients treated with BAT (p<0.05). Among patients with the lowest baseline platelets (<50,000/µL) who received treatment with pacritinib, a significant increase in platelet counts was observed over time compared to BAT (p=0.003) - with a 35 percent increase in platelet counts from baseline to Week 24.

The most common adverse events, occurring in 10 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were: mild to moderate diarrhea (53.2 percent vs 12.3 percent with BAT), nausea (26.8 percent vs 6.6 percent with BAT), anemia (22.3 percent vs 19.8 percent with BAT), thrombocytopenia (16.8 percent vs 13.2 percent with BAT), and vomiting (15.9 percent vs 5.7 percent with BAT). Of the patients treated with pacritinib, 3 discontinued therapy and 13 patients required dose interruption (average one week) for diarrhea. Patients received a daily full dose of pacritinib over the duration of treatment. Gastrointestinal symptoms typically lasted for approximately one week and few patients discontinued treatment due to side effects. There were no Grade 4 gastrointestinal events reported.

In September 2015, following a pre-NDA meeting for pacritinib, we announced our plan to submit a rolling NDA to the FDA in the fourth quarter of 2015. In December 2015, we completed the NDA submission and requested marketing approval for the treatment of patients with intermediate and high-risk myelofibrosis with low platelet counts of less than 50,000 per microliter (<50,000/µL) for whom there are no approved therapies. We were seeking accelerated approval and the NDA was based primarily on data from the PERSIST-1 Phase 3 trial, as well as data from Phase 1 and 2 studies and additional data requested by the FDA, including a separate study report and datasets for the specific patient population with low platelet counts of less than 50,000 per microliter (<50,000/µL) for whom there are no approved therapies.

The PERSIST-2 trial is a randomized (2:1), open-label, multi-center registration-directed Phase 3 trial evaluating pacritinib compared to best available therapy, including the approved JAK inhibitor dosed according to product label, for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). Patients are being randomized to receive 200 mg pacritinib twice daily, 400 mg pacritinib once daily or best available therapy. In October 2013, we reached an agreement with the FDA on a Special Protocol Assessment, or SPA, for the PERSIST-2 trial regarding the planned design, endpoints and statistical analysis approach of the trial. The SPA is a written agreement between us and the FDA regarding the design, endpoints and planned statistical analysis approach of the trial to be used in support of a NDA submission. Under the SPA, the agreed upon co-primary endpoints are the percentage of patients achieving a 35 percent or greater reduction in spleen volume measured by MRI or CT scan from baseline to week 24 of treatment and the percentage of patients achieving a TSS reduction of 50 percent or greater using eight key symptoms as measured by the modified MPN-SAF TSS 2.0 diary from baseline to week 24. The design of PERSIST-1 and PERSIST-2 allows for patients on the BAT arm to crossover and receive treatment with pacritinib if their disease progresses or after they achieve the 24-week measurement endpoint. Although crossover design of clinical trials may confound evaluation of survival, such designs are frequently used in cancer studies, and the FDA has approved multiple oncology drugs that utilized crossover design in Phase 3 trials. The Independent Data Monitoring Committee, or IDMC, in place at the time for the PERSIST program recommended patients on the best available therapy arm should not crossover to receive pacritinib due to non-statistically significant safety concerns in patients who crossover after 24 weeks, which crossover confounds evaluation of survival. After receiving input from external independent experts and providing the FDA the PERSIST-1 data, IDMC’s recommendation and correspondence, we and Baxalta notified the FDA of the decision to proceed per protocol. Following a written response in lieu of a Type C meeting with the FDA, we and Baxalta determined that no modifications to the ongoing trials were required. Patient enrollment in PERSIST-2 was completed in February 2016 and over 300 patients were enrolled in North America, Australia, New Zealand and Russia. In early February, the FDA notified us that a full clinical hold has been placed on pacritinib. A full clinical hold is a suspension of the clinical work requested under an investigational NDA. Under the full clinical hold, all patients currently receiving pacritinib must discontinue pacritinib, and no new patients may start pacritinib as initial or crossover treatment.

Development in Other Indications

In December 2014, we announced results of a preclinical analysis of kinase inhibition by pacritinib that demonstrated a unique kinome profile among agents in development for myelofibrosis and suggests potential therapeutic benefit across a spectrum of blood-related cancers. Pacritinib’s potent inhibition of FLT3, c-fms, IRAK1 and c-kit highlight its potential therapeutic utility in other indications, such as AML, MDS, CMML and CLL, which are currently being evaluated in Phase 2 clinical trials. One such trial is an international cooperative group Phase 2 clinical trial of pacritinib in adult patients with relapsed AML with mutations of the FLT3 gene. Mutation of the FLT3 gene is found in approximately one-third of AML patients and is an independent risk factor for poor prognosis. Pacritinib has demonstrated encouraging activity in preclinical models of AML with mutated FLT3 gene, including additional FLT3 mutations that confer resistance to other targeted FLT3 agents. The trial is being conducted by the AML Working Group of the National Cancer Research Institute Haematological Oncology Study Group in AML and high risk MDS under the sponsorship of Cardiff University and supported by Cancer Research UK. Patients currently receiving pacritinib must stop doing so as a result of the full clinical hold placed on pacritinib.

Full Clinical Hold on Pacritinib IND

On February 8, 2016, the FDA notified us that a full clinical hold has been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under the investigational new drug, or an IND, application. Under the full clinical hold, all patients currently on pacritinib must discontinue pacritinib immediately and no patients can be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA cited the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1. The deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In connection with the full clinical hold, the FDA has recommended that we conduct Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submit final study reports and datasets for PERSIST-1 and PERSIST-2, provide certain notifications, revise relevant statements in the related Investigator’s Brochure and informed consent documents and make certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. As a result of the full clinical hold of pacritinib, we have withdrawn the NDA until such time that we have reviewed the safety and efficacy data from PERSIST-2 and decide next steps.

Contractual Arrangements Relating to Pacritinib

Under the Pacritinib License Agreement (defined below), we share joint commercialization rights to pacritinib with Baxalta in the U.S., while Baxalta has exclusive commercialization rights for all indications outside the U.S. For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities -Baxalta”.

Tosedostat

Tosedostat is a first-in-class selective inhibitor of aminopeptidases, which are required by tumor cells to provide amino acids necessary for growth and tumor cell survival. Tosedostat has demonstrated anti-tumor responses in blood-related cancers and solid tumors in Phase 1 and 2 clinical studies. Specifically, study results presented for tosedostat in AML have shown promising complete response, or CR, rates and good tolerability. Several ongoing Phase 2 cooperative group sponsored trials and ISTs are further evaluating the activity of tosedostat in combination with standard agents in patients with AML or MDS.

We anticipate that data from these signal-finding trials may inform the appropriate design for a Phase 3 study to support potential regulatory approval.

In June 2014, we announced the initiation of an international cooperative group Phase 2/3 clinical trial of tosedostat in combination with low-dose cytarabine in older patients with AML or high risk MDS. The study is being conducted by the National Cancer Research Institute (NCRI) Haematological Oncology Study Group under the sponsorship of Cardiff University. In this Phase 2/3 study, referred to as AML Less Intensive or LI-1, patients are being randomized to standard treatment, low dose cytarabine, versus other novel investigational treatments, one of which is tosedostat, each in combination with low dose cytarabine. The trial utilizes a “Pick a Winner” trial design. Overall survival is the primary endpoint of this trial.

In November 2015, based on the randomized Phase 2 interim analysis of the LI-1 study, the trial management group determined that tosedostat should proceed to the next stage of the study. The aim of the trial is to identify treatments that can double the 2-year survival of patients in this group. It is anticipated that an additional 110 patients will be required in such phase. A further evaluation will take place before the intended expansion to a 400 patient Phase 3 trial.

In December 2015, results from a separate investigator-sponsored Phase 2 trial of tosedostat in combination with low-dose cytarabine/Ara-C, or LDAC, in elderly patients with either primary AML or AML were presented at the American Society of Hematology Annual Meeting. The Phase 2 multicenter clinical trial was designed to assess tosedostat (orally once-daily) in combination with intermittent LDAC (twice daily) in 33 elderly patients (median age = 75 years) with either primary AML or secondary AML. This presentation reported on the results of 33 patients (median age was 75) that were enrolled. The study met the primary endpoint with an overall response rate (ORR) of 54.6 percent (n=18/33) in the ITT population. The study achieved a CR rate of 48.5 percent (n=16/33) and the median time for achieving best response was 74 days (range: 22-145 days) with 33 percent still in remission (or experiencing a CR) after a median follow-up of 506 days. Safety analysis show that tosedostat in combination with LDAC was generally well tolerated. The primary adverse events observed were pneumonitis (12 percent), cardiac (6 percent), brain hemorrhage (3 percent), and asthenia (3 percent).

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

We acquired an exclusive worldwide license for rights to paclitaxel poligumex and certain polymer technology from PG-TXL Company, L.P., or PG-TXL, in November 1998 as discussed below in Part I, Item 1, “Business - License Agreements and Additional Milestone Activities - PG-TXL”.

Research and Development Expenses

Research and development is essential to our business. We spent $76.6 million, $64.6 million and $33.6 million in 2015, 2014 and 2013, respectively, on company-sponsored research and development activities. The development of a product candidate involves inherent risks and uncertainties, including, among other things, that we cannot predict with any certainty the pace of enrollment of our clinical trials. As a result, we are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib, tosedostat and Opaxio or to complete the post-approval commitment study of PIXUVRI. Further, third parties are conducting clinical trials for tosedostat and Opaxio. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of these product candidates will be completed or when, if ever, we will generate material net cash inflows from PIXUVRI or be able to commence commercialization of pacritinib, tosedostat and Opaxio. For additional information relating to our research and development expenses and associated risks, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Years ended December 31, 2015, 2014 and 2013 - Operating costs and expenses - Research and development expenses”  and Part I, Item 1A, “Risk Factors”.

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

We received an upfront payment in October 2014 of €14.0 million (or $17.8 million using the currency exchange rate as of the date we received the funds in October 2014). In addition, subject to the achievement of certain conditions, the Servier Agreement provides for us to potentially receive milestone payments thereunder in the aggregate amount of up to €89.0 million, which is comprised of the following: up to €49.0 million in potential clinical and regulatory milestone payments (of which €9.5 million is payable upon occurrence of certain enrollment events in connection with the PIX306 study for PIXUVRI); and up to €40.0 million in potential sales-based milestone payments. Of these potential milestone payments, we have received a €1.5 million (or $1.7 million upon conversion from euros as of the date we received the funds) milestone payment relating to the attainment of reimbursement approval for PIXUVRI in Spain. In addition, for a number of years following the first commercial sale of a product containing PIXUVRI in the respective country, regardless of patent expiration or expiration of regulatory exclusivity rights, we are eligible to receive tiered royalty payments ranging from a low-double digit percentage up to a percentage in the mid-twenties based on net sales of PIXUVRI products, subject to certain reductions of up to mid-double digit percentages under certain circumstances.

Unless otherwise agreed by the parties, (i) certain development costs incurred pursuant to a development plan and (ii) certain marketing costs incurred pursuant to a marketing plan will be shared equally by the parties, subject to a maximum dollar obligation of each party.

The Servier Agreement will expire on a country-by-country basis upon the expiration of the royalty terms in the countries outside of the CTI Territory, at which time all licenses granted to Servier would become perpetual and royalty-free. Each party may terminate the Servier Agreement in the event of an uncured repudiatory breach (as defined under English law) of the other party’s obligations. Servier may also terminate the Servier Agreement without cause on a country-by-country basis upon written notice to us within a specified time period or upon written notice within a certain period of days in the event of (i) certain safety or public health issues involving PIXUVRI or (ii) cessation of certain marketing authorizations. In the event of a termination prior to the expiration date, rights granted to Servier will terminate, subject to certain exceptions.

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

We received an upfront payment of $60 million under the Pacritinib License Agreement, which included a $30 million investment in our equity. The Pacritinib License Agreement also provides for us to receive potential additional payments of up to $302 million upon the successful achievement of certain development and commercialization milestones, comprised of $112 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190 million. Of such potential milestone payments, we have received $52 million to date relating to the achievement of a clinical milestone in August 2014, the PERSIST-2 Milestone (as defined below) in January 2016 and the MAA Milestone (as defined below) in February 2016.

In June 2015, we entered into the Pacritinib License Amendment. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the original Pacritinib License Agreement relating to the following: the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone, and the $12.0 million development milestone payment payable in connection with the regulatory submission of the Marketing Authorization Application, or the MAA, to the European Medicines Agency, or EMA, with respect to pacritinib, or the MAA Milestone. Such advances bear interest at an annual rate of 9% percent until the earlier of (i) the date of first occurrence of the respective milestone and (ii) the date that the respective advance plus accrued interest is repaid in full. In the event that pacritinib development is terminated either because of a regulatory determination that the benefit/risk profile of the drug candidate is unacceptable or due to safety concerns or certain other reasons, including the failure of pacritinib to meet certain criteria or certain endpoints, or a Milestone Failure, we would be required to repay the respective advance to Baxalta in eight quarterly installments beginning thirty days after the end of the calendar quarter of the first occurrence of a Milestone Failure and a final payment equal to the remainder of the unpaid balance, or the Repayment Terms. In January 2016 and in February 2016, we successfully achieved the $20 million PERSIST-2 Enrollment Milestone and the $12 million MAA Milestone, respectively.

Under the Pacritinib License Agreement, we were responsible for all development costs incurred prior to January 1, 2014 and are responsible for approximately $96 million in U.S. and E.U. development costs incurred thereafter, subject to potential adjustment in certain circumstances. All development costs exceeding the $96 million threshold will generally be shared as follows: (i) costs generally applicable worldwide will be shared 75 percent by Baxalta and 25 percent by us, (ii) costs applicable to territories exclusive to Baxalta will be 100 percent borne by Baxalta and (iii) costs applicable exclusively to co-promotion in the U.S. will be shared equally between the parties, subject to certain exceptions. In the event that we do not spend a specified amount on the development of pacritinib from June 8, 2015 through February 29, 2016, payments to Baxalta in an amount equal to such deficiency may be required or credited against amounts owed to us in certain circumstances. We expect to spend the specified amount on the development of pacritinib by February 29, 2016. We and Baxalta have each been allocated up to 50% of the manufacturing (subject to certain conditions), with certain pricing adjustments based on comparative costs of supply. In addition, we may be obligated to pay the costs of certain product supplied by our manufacturer to Baxalta if the product does not meet certain prescribed standards.

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

Vernalis

We entered into an amended and restated exclusive license agreement with Vernalis (R&D) Limited, or Vernalis, in October 2014 or the Vernalis License Agreement, for the exclusive worldwide right to use certain patents and other intellectual property rights to develop, market and commercialize tosedostat and certain other compounds. Under the Vernalis License Agreement, we have agreed to make tiered royalty payments of no more than a high single digit percentage of net sales of products containing licensed compounds, with such obligation to continue on a country-by-country basis for the longer of ten years following commercial launch or the expiry of relevant patent claims.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.2 million in milestone payments during 2014 based on certain enrollment milestones achieved. We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of December 31, 2015.

PG-TXL

In November 1998, we entered into an agreement with PG-TXL, as amended in February 2006, which grants us an exclusive worldwide license for the rights to Opaxio and to all potential uses of PG-TXL’s polymer technology, or the PG-

TXL Agreement. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones of up to $14.4 million. The timing of the remaining milestone payments under the PG-TXL Agreement is based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we are required to make royalty payments to PG-TXL based on net sales. Our royalty obligations range from low to mid-single digits as a percentage of net sales. Unless otherwise terminated, the term of the PG-TXL Agreement continues until no royalties are payable to PG-TXL. We may terminate the PG-TXL Agreement (i) upon advance written notice to PG-TXL in the event issues regarding the safety of the products licensed pursuant to the PG-TXL Agreement arise during development or clinical data obtained reveal a materially adverse tolerability profile for the licensed product in humans, or (ii) for any reason upon advance written notice. In addition, either party may terminate the PG-TXL Agreement (a) upon advance written notice in the event certain license fee payments are not made; (b) in the event of an uncured material breach of the respective material obligations and conditions of the PG-TXL Agreement; or (c) in the event of liquidation or bankruptcy of a party.

Novartis

In January 2014, we entered into a Termination Agreement, or the Novartis Termination Agreement, with Novartis International Pharmaceutical Ltd., or Novartis, to reacquire the rights to PIXUVRI and Opaxio previously granted to Novartis under our agreement entered into in September 2006, as amended, or the Original Novartis Agreement. Pursuant to the Novartis Termination Agreement, the Original Novartis Agreement was terminated in its entirety, except for certain customary provisions, including those pertaining to confidentiality and indemnification, which survive termination.

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

Teva Pharmaceutical Industries Ltd.

In June 2005, we entered into an acquisition agreement with Cephalon, Inc., or Cephalon, pursuant to which we divested of the compound, TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. Under this agreement, we have the right to receive up to $100 million in payments upon achievement by Teva of specified sales and development milestones related to TRISENOX. To date, we have received $30.0 million of such potential milestone payments as a result of having achieved certain sales milestones.

Other Agreements

We have several agreements with contract research organizations, third party manufacturers and distributors that have durations of greater than one year for the development and distribution of certain of our compounds.

Information about Customer and Geographic Concentrations

Information about customer and geographic revenue is set forth in Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16. Customer and Geographic Concentrations" of this Annual Report on Form 10-K.

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

Our PIXUVRI-directed patents currently in force in Europe began to expire in late March 2015 and will continue to expire through a portion of 2023. Some of these European patents are also subject to Supplementary Protection Certificates such that the extended patents will expire from 2020 to 2027. Although we are seeking to obtain a Supplementary Protection Certificate for one other PIXUVRI-directed patent in Europe that could extend through 2027, there can be no guarantee that such extension will be granted.  In the United States, our PIXUVRI-directed U.S. patent will expire in 2024. Our PIXUVRI-directed patents outside of Europe and the U.S. expire from 2015 to 2023.

Our U.S. and various foreign pacritinib-directed patents expire from 2026 through 2030. Our U.S. and various foreign tosedostat-directed patents expire from 2017 to 2018. Our U.S. and various foreign Opaxio-directed patents primarily expire from 2017 through 2019.

In the absence of a patent we would, to the extent possible, need to rely on unpatented technology, know-how and confidential information. Ultimately, the lack or expiration at any given time of a patent to protect our compounds may allow our competitors to copy the underlying inventions and better compete with us.

The risks and uncertainties associated with our intellectual property, including our patents, are discussed in more detail in Part I, Item 1A, “Risk Factors”.

Manufacturing, Distribution and Associated Operations

Our manufacturing strategy utilizes third party contractors for the procurement and manufacture, as applicable, of raw materials, active pharmaceutical ingredients and finished drug product, as well as for labeling, packaging, storage and distribution of our compounds and associated supply chain operations. As our business continues to expand, we expect that our manufacturing, distribution and related operational requirements will increase correspondingly. Each third party contractor will always undergo a formal qualification process by CTI subject matter experts prior to signing any service agreement and initiating any manufacturing work. One item of increasing importance relates to our commercial supply needs; while we currently have a commercial supply arrangement for PIXUVRI, we do not presently have any such arrangement in place for pacritinib. A qualified commercial supplier for pacritinib has been identified and commercial agreement discussions are in progress.

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

With respect to our other investigational candidates, if approved, they may face competition from compounds that are currently approved or may be approved in the future. Pacritinib would compete with Jakafi®, which is marketed by Incyte in the U.S., and potentially other candidates in development that target JAK inhibition to treat cancer. Tosedostat would compete with currently marketed products such as Dacogen®, Vidaza®, Revlimid®, Thalomid® and Clolar®. Opaxio would compete with other taxanes, epothilones, and other cytotoxic agents, which inhibit cancer cells by a mechanism similar to taxanes, or similar products such as paclitaxel and generic forms of paclitaxel, docetaxel, Tarceva®, Avastin®, Alimta®, and Abraxane®.

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

U.S. Regulation

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations, through review and approval of NDAs. NDAs require extensive studies and submission of a large amount of data by the applicant.

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

IND Application. Human clinical trials in the U.S. cannot commence until an IND application is submitted and becomes effective. A company must submit preclinical testing results to the FDA as part of the IND application, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND application becomes effective 30 days following its receipt by the FDA. Once human clinical trials have commenced, the FDA may stop the clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

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

Environmental Regulation

In connection with our research and development activities, we are subject to federal, state and local laws, rules, regulations and policies, both internationally and domestically, governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, treatment, transportation and disposal of certain materials, biological specimens and wastes and employee safety and health matters. Although we believe that we have complied with these laws, regulations and policies in all material respects and have not been required to take any significant action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including, but not limited to, certain hazardous chemicals and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with applicable law and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources. See the risk factor, “We may be subject to claims relating to improper handling, storage or disposal of these materials.” in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional information regarding the risks and uncertainties we face due to the use of hazardous materials.

Employees

As of December 31, 2015, we employed 149 individuals in the U.S., including two employees at our majority-owned subsidiary Aequus Biopharma, Inc., or Aequus, and six in Europe. Our U.S. and U.K. employees do not have a collective bargaining agreement. One employee in Italy is subject to a collective bargaining agreement. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Washington in 1991. In May 2014, we changed our name from “Cell Therapeutics, Inc.” to “CTI BioPharma Corp.” We completed our initial public offering in 1997 and our shares are listed on The NASDAQ Capital Market in the U.S. and the MTA, in Italy, where our symbol is CTIC. Our principal executive offices are located at 3101 Western Avenue, Suite 600, Seattle, Washington 98121. Our telephone number is (206) 282-7100. Our website address is http://www.ctibiopharma.com. We may post information that is important to investors on our website. However, information found on our website is not incorporated by reference into this Annual Report on Form 10-K. “CTI BioPharma”, “PIXUVRI” and “Opaxio” are our proprietary marks. All other product names, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC.

In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, including the Company, that file electronically with the SEC.

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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $128.2 million as of December 31, 2015. We believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations through 2017. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and other research and development activities, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, ability to consummate appropriate collaborations for development and commercialization activities, ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments and satisfy the conditions necessary to retain the funds from the June 2015 accelerated milestone payment from Baxalta, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of December 31, 2015, we had an outstanding principal balance under our senior secured term loan agreement of $25.0 million. We are required to make monthly interest-only payments in respect thereof in the approximate amount of $0.2 million until March 31, 2016. Following March 31, 2016, we will be required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.8 million, with the final principal payment of approximately $3.3 million on December 1, 2018. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. In addition, with respect to the $32.0 million accelerated milestone payment we received in June 2015 from Baxalta, certain events may trigger repayment of such advance prior to attainment of the respective milestones. On January 12, 2016 and on February 8, 2016, we successfully achieved the $20 million PERSIST-2 Milestone and the $12 million MAA Milestone, respectively.

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to do so is subject to a number of risks, uncertainties, constraints and consequences, including:

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

Our independent registered public accounting firm included an explanatory paragraph in its reports on our consolidated financial statements for each of the years ended December 31, 2007 through December 31, 2011 and for the year ended December 31, 2014 regarding their substantial doubt as to our ability to continue as a going concern. Although our independent registered public accounting firm removed this going concern explanatory paragraph in its report on our December 31, 2015 consolidated financial statements, we expect to continue to need to raise additional financing to fund our operations and satisfy obligations as they become due. The inclusion of a going concern explanatory paragraph in future years may negatively impact the trading price of our common stock and make it more difficult, time consuming or expensive to obtain necessary financing, and we cannot guarantee that we will not receive such an explanatory paragraph in the future.

We expect to continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of December 31, 2015, we had an accumulated deficit of $2.1 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

If our development and commercialization collaborations are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize our compounds, which could have a material adverse effect on our business.

Our business is heavily dependent on the success of our development and commercialization collaborations. In particular, under the Servier Agreement and the Pacritinib License Agreement, we rely heavily on the respective entities, to collaborate with us to develop and commercialize PIXUVRI and pacritinib, respectively. As a result of our dependence on our relationships with Servier and Baxalta, the success or commercial viability of PIXUVRI and pacritinib is, to a certain extent, beyond our control. We are subject to a number of specific risks associated with our dependence on our collaborative relationship with Servier and Baxalta, including the following: possible disagreements as to the timing, nature and extent of development plans for the respective compound, including clinical trials or regulatory approval strategy; changes in their respective personnel who are key to the collaboration efforts; any changes in their respective business strategies adverse to our interests; possible disagreements regarding ownership of proprietary rights; the ability to meet our financial and other contractual obligations under the respective agreements; and the possibility that Servier or Baxalta could elect to terminate their respective agreements with us pursuant to “at-will” termination clauses or breach their respective agreements with us. Furthermore, the contingent financial returns under our collaborations with Servier and Baxalta depend in large part on the achievement of development and commercialization milestones and the ability to generate applicable product sales to trigger royalty payments. Therefore, our success, and any associated future financial returns to us and our investors, will depend in large part on the performance of each of Servier and Baxalta. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

If we are unable to address any recommendations or requirements of the FDA under the clinical hold for pacritinib to the satisfaction of the FDA on a timely basis or a at all, we could be delayed or prevented from further studying pacritinib or seeking its commercialization.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib until we have had a chance to decide next steps. A full clinical hold is a suspension of the clinical work requested under an investigational new drug application. Under the full clinical hold, all patients currently on pacritinib were required to discontinue pacritinib, and we are not permitted to enroll any new patients or start pacritinib as initial or crossover treatment. In its written notification, the FDA noted interim overall survival results from PERSIST-2 showing a detrimental effect on survival consistent with the results from PERSIST-1, and that deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. The recommendations include conducting Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submitting final study reports and datasets for PERSIST-1 and PERSIST-2, providing certain notifications, revising relevant statements in the related Investigator’s Brochure and informed consent documents and making certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. All clinical investigators worldwide have been delivered a notice of the full clinical hold.

We plan to review the safety and efficacy data from the PERSIST-2 Phase 3 clinical trial and decide, next steps including addressing the FDA’s recommendations. The FDA may not necessarily deem any information we provide or response we make sufficient to lift the full clinical hold on pacritinib or reduce it to a partial clinical hold. Additionally, the FDA may expand its information request or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size before the FDA will consider modifying of lifting the clinical hold, if at all. Complying with any such requests or making any such changes may be time-consuming expensive and delay or prevent our ability to continue to study pacritinib. If we are unable to address the FDA’s recommendations and requests in a manner satisfactory to the FDA, in a timely manner, or at all, we could be delayed or prevented from pursuing the further study of pacritinib and seeking its commercialization, which would prevent us from receiving future milestone or royalty payments, and otherwise significantly harm our business.

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

Successful development of anti-cancer and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

•	delay or failure in obtaining necessary U.S. and international regulatory approvals, or the imposition of a partial or full regulatory hold on a clinical trial;

•	difficulties in formulating a compound, scaling the manufacturing process, timely attaining process validation for particular drug products and obtaining manufacturing approval;

•	pricing or reimbursement issues or other factors that may make the product uneconomical to commercialize;

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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the EMA in the E.U. Some of our other product candidates are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the E.U., we have not received marketing approval for our compounds. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. For instance, on February 8, 2016, the FDA placed pacritinib on full clinical hold and we subsequently withdrew our NDA for pacritinib until we have had a chance to decide next steps. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

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

In the event that we seek and the FDA does not grant accelerated approval or priority review for a drug candidate, we would experience a longer time to commercialization in the U.S., if commercialized at all, our development costs may increase and our competitive position may be harmed.

We were seeking accelerated approval and requested Priority Review of our NDA for pacritinib. However, on February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib until we have had a chance to decide next steps.

We may in the future decide to seek accelerated approval pathway for our compounds. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. A surrogate endpoint under an accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. There can be no assurance that the FDA will agree that any endpoint we suggest with respect to any of our drug candidates is an appropriate surrogate endpoint. Furthermore, there can be no assurance that any application will be accepted or that approval will be granted. Even if a product candidate is granted accelerated approval, such accelerated approval is contingent on the sponsor’s agreement to conduct one or more post-approval confirmatory trials. Such confirmatory trial(s) must be completed with due diligence and, in some cases, the FDA may require that the trial(s) be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of a product candidate or indication approved under the accelerated approval pathway for a variety of reasons, including if the trial(s) required to verify the predicted clinical benefit of a product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug, or if the sponsor fails to conduct any required post-approval trial(s) with due diligence.

In the event of priority review, the FDA has a goal to (but is not required to) take action on an application within a total of eight months (rather than a goal of twelve months for a standard review). The FDA grants priority review only if it determines that a product treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared to a standard application. The FDA has broad discretion whether to grant priority review, and, while the FDA has granted priority review to other oncology product candidates, our drug candidates may not receive similar designation. Moreover, receiving priority review from the FDA does not guarantee completion of review or approval within the targeted eight-month cycle or thereafter.

A failure to obtain accelerated approval or priority review would result in a longer time to commercialization of the applicable compound in the U.S., if commercialized at all, could increase the cost of development and could harm our competitive position in the marketplace.

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

In particular, with respect to the commercialization of PIXUVRI and any future potential commercialization of pacritinib, we will be heavily dependent on our collaboration partners, Servier and Baxalta, respectively. The failure of Servier or Baxalta (or any other applicable collaboration partner) to fulfill its respective commercialization obligations with respect to a compound, or the occurrence of any of the events in the list above, could adversely affect the commercialization of our products. If we fail to commercialize products or if our future products do not achieve significant market acceptance, we will not likely generate significant revenues or become profitable.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products, including PIXUVRI, are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, GCPs, and good laboratory practices, or GLPs. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.  Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as our ongoing PIX306 trial of PIXUVRI required by the EMA. We cannot predict the outcome of PIX306 or whether we will be able to complete the associated requirements in a timely manner. If we are unable to submit the requisite PIX306 clinical study report by the due date in November 2016 and are unable to obtain an extension of such deadline, or if we are otherwise unable to satisfy all applicable requirements, our conditional marketing authorization for PIXUVRI may be revoked.

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

Because our common stock is traded on the MTA, in Italy, we are required to also comply with the rules and regulations of CONSOB and the Borsa Italiana, which regulate companies listed on Italy’s public markets. Compliance with Italian regulatory requirements may delay additional issuances of our common stock or other business initiatives. Under Italian law, we must publish a registration document, securities note and summary (which jointly compose a prospectus) that have to be approved by CONSOB prior to issuing common stock that is equal to or exceeds, in any twelve-month period, 10 percent of the number of shares of our common stock outstanding at the beginning of that period, subject to certain exceptions. If we are unable to obtain and maintain a registration document, securities note or summary to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. For example, we have issued convertible preferred stock in numerous prior offerings and may in the future issue convertible securities; the common stock resulting from the conversion of such securities, subject to current provisions of European Directive No. 71/2003 and according to the current interpretations of the Committee of European Securities Regulators, is not subject to the 10 percent limitation imposed by E.U. and Italian law. However, this exception to the prospectus requirement could change or cease to be available as a result of changes in regulations, interpretive positions, and policies or otherwise. Any such change may increase compliance costs or limit our ability to issue securities. Compliance with these regulations and responding to periodic information requests from Borsa Italiana and CONSOB requires us to devote additional time and resources to regulatory compliance matters and to incur additional expenses of engaging additional outside counsel, accountants and other professional advisors. Actual or alleged failure to comply with Italian regulators can also subject us to regulatory investigations and fines or other sanctions from time to time. For more information on a current investigation, see Part I, Item 3, "Legal Proceedings".

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

Our business and future growth depend on the development, ultimate sale and use of products that are subject to FDA, EMA and or other regulatory agencies regulation, clearance and approval. Under the FDCA and other laws, we are prohibited from promoting our products for off-label uses. This means that in the U.S., we may not make claims about the safety or effectiveness of our products and may not proactively discuss or provide information on the use of our products, except as allowed by the FDA.

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

We may also be subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and their respective implementing regulations, or HIPAA, which established uniform standards for certain “covered entities” (health care providers, health plans and health care clearinghouses) governing the conduct of certain electronic health care transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” - independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In addition to possible civil and criminal penalties for violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we rely heavily on third parties for the manufacture and testing of our compounds. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of compounds in compliance with GLP and cGMP. As a result, we rely on third parties to supply us in a timely manner with manufactured products/product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third party manufacturers to conduct their operations in compliance with

GLP and cGMP or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates GLP and cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

We may not be able to obtain sufficient quantities of our compounds if we are unable to secure manufacturers when needed, or if our designated manufacturers do not have the capacity or otherwise fail to manufacture compounds according to our schedule and specifications or fail to comply with cGMP regulations. In particular, in connection with the transition of the manufacturing of PIXUVRI and pacritinib drug supply to successor vendors, respectively, we could face logistical, scaling or other challenges that may adversely affect supply.  Furthermore, in order to ultimately obtain and maintain applicable regulatory approvals, any manufacturers we utilize are required to consistently produce the respective compounds in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so, which is referred to as process validation. In order to obtain and maintain regulatory approval of a compound, the applicable regulatory authority must consider the result of the applicable process validation to be satisfactory and must otherwise approve of the manufacturing process. Even if our compound manufacturing processes obtain regulatory approval and sufficient supply is available to complete clinical trials necessary for regulatory approval, there are no guarantees we will be able to supply the quantities necessary to effect a commercial launch of the applicable drug, or once launched, to satisfy ongoing demand. Any compound shortage could also impair our ability to deliver contractually required supply quantities to applicable collaborators, as well as to complete any additional planned clinical trials.

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

Directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental, creditor and other claims that may be made against them. Due to these and other reasons, such persons are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry directors and officers liability insurance. However, directors and officers liability insurance is expensive and can be difficult to obtain. If we are unable to continue to provide directors and officers sufficient liability insurance at affordable rates or at all, or if directors and officers perceive our ability to do so in the future to be limited, it may become increasingly more difficult to attract and retain management and qualified directors to serve on our Board of Directors.

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

Our PIXUVRI-directed patents currently in force in Europe began to expire in late March 2015 and will continue to expire through a portion of 2023. Some of these European patents are also subject to Supplementary Protection Certificates such that the extended patents will expire from 2020 to 2027. Although we are seeking to obtain a Supplementary Protection Certificate for one other PIXUVRI-directed patent in Europe that could extend through 2027, there can be no guarantee that such extension will be granted.  In the United States, our PIXUVRI-directed U.S. patent will expire in 2024. Our PIXUVRI-directed patents outside of Europe and the U.S. expire from 2015 to 2023.

Our U.S. and various foreign pacritinib-directed patents expire from 2026 through 2030. Our U.S. and various foreign tosedostat-directed patents expire from 2017 to 2018. Our U.S. and various foreign Opaxio-directed patents primarily expire from 2017 through 2019.

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

Our European operations are subject to the value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.7 million and $4.9 million as of December 31, 2015 and 2014, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the Italian Tax Authority, or ITA, issued notices of assessment to our branch, CTI BioPharma Corp - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part I, Item 3, "Legal Proceedings", and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $10.2 million upon conversion from euros as of December 31, 2015) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results and our ability to procure or afford directors and officers liability insurance.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part I, Item 3, Legal Proceedings, we are currently engaged in certain pending legal proceedings, including the purported class action lawsuits filed against us and certain of our current and former directors and officers in February 2016. Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, and if an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

Securities class action and shareholder derivative lawsuits are often instituted against issuers. We have been subjected to such actions.

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

Shares of our common stock rank junior to any shares of our preferred stock that we may issue in the future and to our existing indebtedness, including under our senior secured term loan agreement and our outstanding balance of $32 million classified as debt as a result of the accelerated milestone payment we received from Baxalta, and any future indebtedness we may incur, as well as to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Our senior secured term loan agreement restricts, and any future indebtedness and preferred stock may restrict, payment of dividends on our common stock.

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

Maintaining the listing of our common stock on The NASDAQ Capital Market requires that we comply with certain listing requirements. We have in the past and may in the future fail to continue to meet one or more listing requirements. For example, The NASDAQ Stock Market requires listed companies to maintain a minimum closing bid price of $1.00 per share. As of February 10, 2016, the closing bid price of our common stock was $0.2994 per share. In the future, we could fail to meet the continued listing requirements as a result of a decrease in our stock price or otherwise.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended February 10, 2016, our stock price has ranged from a low of $0.25 to a high of $2.94. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 66,000 square feet of space at 3101 Western Avenue in Seattle, Washington. The lease commenced in May 2012 and expires in April 2022. We also lease approximately 4,700 square feet of warehouse space in Seattle, Washington with a lease expiration of May 2016. Additionally, we lease 2,700 square feet in Milan, Italy with a lease expiration of December 2021 and 439 square feet in Uxbridge, U.K. with a lease expiration of October 2016. We believe our existing and planned facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

In April 2009, December 2009 and June 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million or, collectively, the VAT Assessments. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.2 million converted using the currency exchange rate as of December 31, 2015, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

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

On May 13, 2015, the Company (as nominal defendant) and our directors (as individual defendants) entered into a memorandum of understanding to settle the pending lawsuit in King County Superior Court in the State of Washington docketed as  Lopez & Gilbert v. Nudelman, et al ., Case No. 14-2-18941-9 SEA, or the Settlement. On December 10, 2015, the court issued an order granting final approval to the Settlement.

The provisions of the Settlement include the following terms:

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

In connection with the Settlement, to date, we paid $0.3 million in attorneys’ fees awarded to plaintiffs (net of existing insurance coverage), which was accrued for in our financial statements contained herein as of December 31, 2015.

On February 10, 2016 and February 12, 2016, similar purported class action lawsuits entitled Ahrens v. CTI Biopharma Corp. et al, Case No. 1:16-cv-01044 and McGlothlin v. CTI Biopharma Corp. et al, Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Exchange Act Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib.

The lawsuits seek damages in an unspecified amount. We believe that the allegations contained in the complaints are without merit and intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

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

	High	Low
2014
First Quarter	$4.25	$1.99
Second Quarter	$3.60	$2.53
Third Quarter	$3.10	$2.35
Fourth Quarter	$2.56	$2.42
2015
First Quarter	$2.94	$1.77
Second Quarter	$2.46	$1.65
Third Quarter	$2.08	$1.38
Fourth Quarter	$1.75	$0.80

On February 10, 2016, the last reported sale price of our common stock on The NASDAQ Capital Market was $0.30 per share. As of February 10, 2016, there were 208 shareholders of record of our common stock.

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

Sales of Unregistered Securities

Not applicable.

Stock Repurchases in the Fourth Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2015	—	—	—	—
November 1 – November 30, 2015	13,944	1.30	—	—
December 1 – December 31, 2015	5,175	1.13	—	—
Total	19,119	1.25	—	—

(1)
Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees and not pursuant to a publicly announced plan or program.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return of our common stock with the cumulative total return of the NASDAQ Stock Index (U.S.) and the NASDAQ Pharmaceutical Index for the five years ended December 31, 2015. The graph assumes $100 was invested in our common stock at the close of market on December 31, 2010. Stockholder return over the indicated period should not be considered indicative of future stockholder returns.

The actual returns shown on the graph above are as follows:

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
CTI BioPharma Corp.	$100.00	$52.25	$11.71	$17.21	$21.26	$11.08
NASDAQ Stock Index (U.S.)	$100.00	$100.31	$116.79	$155.90	$175.33	$176.17
NASDAQ Pharmaceutical Index	$100.00	$117.48	$134.31	$182.23	$221.99	$234.05

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or the Exchange Act.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing at Item 8 of this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales, net(1)	$3,472	$6,909	$2,314	$—	$—
License and contract revenue(2)	12,644	53,168	32,364	—	—
Total revenues	16,116	60,077	34,678	—	—
Operating costs and expenses, net:
Cost of product sold(1)	1,940	895	137	—	—
Research and development	76,627	64,596	33,624	33,201	34,900
Selling, general and administrative	53,962	56,241	42,443	39,188	27,290
Acquired in-process research and development(3)	—	21,859	—	29,108	—
Other operating expense	253	2,719	—	—	—
Total operating costs and expenses, net	132,782	146,310	76,204	101,497	62,190
Loss from operations	(116,666)	(86,233)	(41,526)	(101,497)	(62,190)
Non-operating income (expense):
Interest expense	(2,104)	(1,947)	(1,026)	(56)	(870)
Amortization of debt discount and issuance costs	(390)	(729)	(513)	—	(546)
Foreign exchange gain (loss)	(703)	(4,435)	61	344	(558)
Debt conversion expense	(900)	(885)	(546)	(478)	1,545
Other non-operating income (expense), net	(4,097)	(7,996)	(2,024)	(190)	(429)
Net loss before noncontrolling interest	(120,763)	(94,229)	(43,550)	(101,687)	(62,619)
Noncontrolling interest	1,341	862	807	313	259
Net loss attributable to CTI	$(119,422)	$(93,367)	$(42,743)	$(101,374)	$(62,360)
Dividends and deemed dividends on preferred stock	(3,200)	(2,625)	(6,900)	(13,901)	(58,718)
Net loss attributable to common shareholders	$(122,622)	$(95,992)	$(49,643)	$(115,275)	$(121,078)
Basic and diluted net loss per common share(4)	$(0.65)	$(0.65)	$(0.43)	$(1.98)	$(3.53)
Shares used in calculation of basic and diluted net loss per common share(4)	188,373	148,531	114,195	58,125	34,294

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$128,182	$70,933	$71,639	$50,436	$47,052
Working capital	62,566	44,165	60,446	37,644	33,291
Total assets(5)	144,332	92,287	93,723	73,713	62,239
Current portion of long-term debt(6)	37,371	9,014	3,155	—	—
Long-term debt, less current portion(6)	19,259	8,363	10,152	—	—
Other liabilities	4,141	5,882	5,657	4,641	2,985
Common stock purchase warrants	—	1,445	13,461	13,461	13,461
Series 14 convertible preferred stock	—	—	—	—	6,736
Accumulated deficit(5)	(2,098,317)	(1,975,695)	(1,879,703)	(1,830,060)	(1,714,785)
Total shareholders’ equity (deficit)	47,413	38,478	42,758	32,944	28,009
(1) The amounts relate to commercial sales of PIXUVRI.
(2) The amounts primarily relate to license and development services revenue recognized in connection with the Pacritinib License Agreement and the Servier Agreement, as well as payments received from Teva upon achievement of sales-based milestones. See Part II, Item 8 "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12. Collaboration, Licensing and Milestone Agreements" for additional information.
(3) The amounts in 2014 and 2012 represent the purchase of certain assets from Chroma and S*BIO, respectively. These purchased assets had not reached technological feasibility at the time of such acquisitions. See Part II, Item 8 "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4. Acquisitions" for additional information regarding the purchase of assets from Chroma.
(4) The net loss per share calculation, including the number of shares used in basic and diluted net loss per share, has been adjusted to reflect one-for-six and one-for-five reverse stock splits on May 15, 2011 and September 2, 2012, respectively.
(5) Effective January 1, 2011, we adopted new guidance on goodwill impairment.
(6) These amounts relate to our senior secured term loan agreement entered into in March 2013 and milestone advance received from Baxalta in June 2015. See Part II, Item 8 "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on commercializing PIXUVRI in select countries in the E.U., for multiply relapsed or refractory aggressive B-cell NHL and evaluating pacritinib for the treatment of adult patients with myelofibrosis.

Key Highlights

Select key recent 2016 and fiscal year 2015 highlights include:

Research and Development

In January 2016, we announced the completion of the rolling NDA to the FDA for pacritinib seeking U.S. marketing approval of pacritinib for the treatment of patients with intermediate and high-risk myelofibrosis with low platelet counts of less than 50,000 per microliter (<50,000/µL). In February 2016, the FDA placed pacritinib’s IND on a full clinical hold.

In December 2015, we reported significant data presentations on our pipeline candidates at the American Society of Hematology Annual Meeting.

In November 2015, we announced that the United Kingdom’s National Cancer Research Institute (NCRI) Haematological Oncology Clinical Studies Group has chosen to advance tosedostat to the second stage of a randomized clinical trial of low-dose cytarabine plus or minus tosedostat in older patients with AML or high risk MDS.

In June 2015, PRO and other quality of life measures from the registration-directed PERSIST-1 Phase 3 trial of pacritinib in patients with myelofibrosis, without exclusion for low platelet counts, were presented at a late-breaking oral session at the 20th Congress of the European Hematology Association and showed significant improvements in symptom score with pacritinib therapy compared to best available therapy (exclusive of a JAK inhibitor) across the symptoms reported in the presentation.

In May 2015, the final results from PERSIST-1, were presented at a late-breaking oral session at the 51st Annual Meeting of the American Society of Clinical Oncology Annual Meeting. Data from PERSIST-1 showed that compared to best available therapy (exclusive of a JAK inhibitor) pacritinib therapy resulted in a significantly higher proportion of patients with spleen volume reduction and control of disease-related symptoms.

Corporate

In January 2016, we announced that Matthew Perry had been appointed to the Board of Directors. Mr. Perry is the President of BVF Partners L.P., or BVF, and the co-portfolio manager for the underlying funds managed by the firm. BVF is a private investment partnership that manages over $1 billion and focuses on small-cap, value oriented investment opportunities.

In September 2015, we completed a registered direct offering and in each of October 2015 and December 2015, we completed an underwritten public offering resulting in aggregate net proceeds of approximately $115 million.

In July 2015, Bruce J. Seeley was appointed as Executive Vice President and Chief Commercial Officer to lead all aspects of commercial operations.

In January 2015, Alan K. Burnett, M.D. was appointed Therapeutic Area Lead, Myeloid Diseases.

Financial summary

Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $16.1 million, $60.1 million and $34.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our loss from operations was $122.6 million, $96.0 million and $49.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

On June 9, 2015, we and Baxalta entered into the Pacritinib License Amendment. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the original Pacritinib License Agreement relating to the following: the $20.0 million development milestone payment payable in connection with the PERSIST-2 Milestone, and the $12.0 million development milestone payment payable in connection with the MAA Milestone. On January 12, 2016 and on February 8, 2016, we successfully achieved the $20 million PERSIST-2 Milestone and the $12 million MAA Milestone, respectively.

On September 24, 2015, we entered into a subscription agreement with BVF. Pursuant to the subscription agreement, we issued to BVF an aggregate of 10 million shares of common stock at a purchase price per share of $1.57. The net proceeds from the offering, after deducting offering expenses, were approximately $15.1 million. We closed the registered direct offering on September 29, 2015.

We issued 50,000 shares of Series N-1 preferred stock (which were subsequently converted into 40 million shares of common stock) for net proceeds of approximately $46.7 million in an underwritten equity offering that closed on October 30, 2015.

We issued 55,000 shares of Series N-2 preferred stock (which were subsequently converted into approximately 50 million shares of common stock) for net proceeds of approximately $52.8 million in an underwritten equity offering that closed on December 9, 2015.

See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12. Collaboration, Licensing and Milestone Agreements" for further information relating to our collaboration agreements and offerings of preferred and common stock.

As of December 31, 2015, we had cash and cash equivalents of $128.2 million.

Results of Operations

Years ended December 31, 2015, 2014 and 2013

Product sales, net. Product sales, net from PIXUVRI were $3.5 million, $6.9 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. We sell PIXUVRI through a limited number of wholesale distributors and directly to health care providers in Austria, Denmark, Finland, Germany, Norway, Sweden and parts of the U.K.. Servier is responsible for distribution of PIXUVRI in the respective countries in its territory. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.

Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. The decrease in net product sales of $3.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily related to the pricing and volume variances between the periods presented as well as the decline in average exchange rate of the euro for our euro-denominated sales. The increase in net product sales of $4.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the pricing and volume variances between the periods presented.

Any expansion of our commercial operations in E.U. (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.

Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were $3.5 million, $7.0 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Product sales, net for the years ended December 31, 2015, 2014 and 2013 includes a provision for discounts, rebates and other of $36,000, $0.1 million and $0.6 million for current period sales, respectively. The provision for discounts, rebates and other during the years ended December 31, 2015 and 2014 primarily relates to distributor discounts on PIXUVRI product sold. Such provision for the year ended December 31, 2013 primarily relates to government-mandated rebates.

The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. There was no material activity related to the product returns during the periods presented.

During the periods presented, there were no material payments and credits applied towards provision for discounts, rebates and other for current or prior period sales.

As of December 31, 2015, the balances of reserve for product returns of $13,000 and reserve for discounts, rebates and other of $26,000, are reflected in accounts receivable and accrued expenses, respectively. As of December 31, 2014, the balances of reserve for product returns of $10,000 and reserve for discounts, rebates and other of $36,000 were also reflected in accounts receivable and accrued expenses, respectively.

License and contract revenue. License and contract revenue are as follows (in thousands):

		Years ended December 31,
		2015	2014	2013
Baxalta	License revenue	$—	$18,183	$27,275
	Development services revenue	815	2,670	89
	Total Baxalta	815	20,853	27,364

Servier	License revenue	1,622	17,285	—
	Development services revenue	183	30	—
	Royalty revenue	24	—	—
	Total Servier	1,829	17,315	—

Teva	Sales milestones revenue	10,000	15,000	5,000
	Total Teva	10,000	$15,000	$5,000

Total license and contract revenue		$12,644	$53,168	$32,364

Baxalta

The license and contract revenue under the Pacritinib License Agreement for the year ended December 31, 2014 includes $18.2 million of license revenue and $2.7 million of development services revenue. In August 2014, we received a $20 million milestone payment from Baxalta in connection with the first treatment dosing of the last patient enrolled in PERSIST-1, which was allocated to license revenue and development services revenue in the table above based on the relative-selling-price percentages originally used to allocate the arrangement consideration under the Pacritinib License Agreement. The allocated amount of $2.7 million to the development services is expected to be recognized as development service revenue through approximately 2018 based on a proportional performance method, by which revenue is recognized in proportion to the development costs incurred, including $0.8 million recognized for the year ended December 31, 2015.

The license and contract revenue for the year ended December 31, 2013 includes $27.3 million of license revenue and $0.1 million of development services revenue recognized from the upfront payment we received in connection with the Pacritinib License Agreement.

Servier

The license and contract revenue under the Servier Agreement for the year ended December 31, 2014 includes $17.3 million of license revenue and $30,000 of development services revenue recognized from the upfront payment we received in connection with the execution of the Servier Agreement in September 2014.

In February 2015, we received a €1.5 million (or $1.7 million upon conversion from euros as of the date we received the funds) milestone payment relating to the attainment of reimbursement approval for PIXUVRI in Spain, which was allocated to license revenue and development services revenue in the table above based on the relative-selling-price percentages originally used to allocate the arrangement consideration under the Servier Agreement.

There was no such revenue for the year ended December 31, 2013.

Teva

During the year ended December 31, 2015, 2014 and 2013, we received $10.0 million, $15.0 million and $5.0 million, respectively, in milestone payments from Teva upon the achievement of worldwide net sales milestones of TRISENOX.

Operating costs and expenses

Cost of product sold. Cost of product sold is related to sales of PIXUVRI. Cost of product sold for each of the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $0.9 million and $0.1 million, respectively. Based on assessment of shelf lives and net realizable value of the product, a $1.3 million reserve for excess, obsolete or unsalable inventory was recorded as of December 31, 2015, which was the primary factor in the increase in cost of product sold in 2015 compared to 2014. There was no such reserve recorded as of December 31, 2014. The increase in cost of product sold by $0.8 million during the year ended December 31, 2014 compared to 2013 was primarily due to the increase in the quantity of inventory sold as well as the variances in the per-unit cost as discussed below. The euro experienced a decline between 2014 and 2013 which partially offset the overall increases.

We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the Committee for Medicinal Products for Human Use, or the CHMP, which is a committee of the EMA. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization, and therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially; however, we have reserved $1.3 million of existing inventory expected to be unsalable. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales may increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold; however, such future cost trend will ultimately depend on several factors in the near term, including, but not limited to, the consumption rate and availability of reduced cost inventory, the effect of expiring inventory and applicable manufacturing pricing structures (which will depend, in part, on the particular drug substance manufacturers we select).

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Compounds under development:
PIXUVRI	$14,465	$7,740	$3,889
Pacritinib	36,152	34,140	10,466
Opaxio	626	283	1,127
Tosedostat	920	645	985
Operating expenses	23,212	20,817	16,711
Research and preclinical development	1,252	971	446
Total research and development expenses	$76,627	$64,596	$33,624

Costs for our compounds include external direct expenses such as principal investigator fees, charges from CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound licensed to and under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of December 31, 2015 were $108.4 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $83.0 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $227.8 million for Opaxio and $12.3 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma). External direct costs incurred by us as of December 31, 2015 were $9.6 million for brostallicin. We did not expend material resources on brostallicin during the periods presented.

Research and development expenses increased to $76.6 million for the year ended December 31, 2015 compared to $64.6 million for the year ended December 31, 2014. The increase of $12.0 million was primarily attributed to a ramp-up of patients accrued in our ongoing PIX306 trial, including establishing additional sites throughout Europe; our continuing development of pacritinib for myelofibrosis, including our ongoing PERSIST-1 and PERSIST-2 Phase 3 clinical trials and operating expenses associated with supporting our research and development efforts across our portfolio of compounds.

Research and development expenses increased to $64.6 million for the year ended December 31, 2014 compared to $33.6 million for the year ended December 31, 2013. This $31.0 million increase was primarily due to our continuing development of pacritinib for myelofibrosis, including the achievement of full enrollment in PERSIST-1 and progress on site openings and enrollment in PERSIST-2 Phase 3 clinical trials and operating expenses associated with supporting our research and development efforts across our portfolio of compounds.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time and resources to develop our current and any future product candidates. Our product candidates pacritinib, tosedostat and Opaxio are currently in clinical development, and our product PIXUVRI, which is currently being commercialized in parts of Europe, is undergoing a post-authorization trial. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib, tosedostat and Opaxio, and to complete the post-authorization PIX306 trial of PIXUVRI, because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. For example, on February 8, 2016, the FDA placed a full clinical hold on pacritinib. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib, tosedostat or Opaxio to generate material net cash inflows. In order to generate revenue from these compounds, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part I, Item 1A, “Risk Factors”.

Selling, general and administrative expenses. Selling, general and administrative expenses were $54.0 million for the year ended December 31, 2015 as compared to $56.2 million for the year ended December 31, 2014. This decrease was primarily due to a $5.9 million decrease in non-cash share-based compensation, partially offset by a $1.6 million increase in personnel costs, in addition to an increase in consulting costs, legal fees and other professional services related to business development. Selling, general and administrative expenses were $56.2 million for the year ended December 31, 2014 as compared to $42.4 million for the year ended December 31, 2013. This increase was primarily due to a $9.9 million increase in non-cash share-based compensation, in addition to costs associated with pre-commercial activity and professional services costs related to business development and an increase in taxes and provision for tax assessments.

Acquired in-process research and development. Acquired in-process research and development for the year ended December 31, 2014 relates to charges of $21.9 million recorded in connection with our acquisition of certain assets from Chroma in October 2014. There was no acquired in-process research and development expense in 2013 and 2015.

Other operating expense. Other operating expense for the years ended December 31, 2015 and 2014 relates to the payments made to Novartis as a result of the upfront payment we received under the Servier Agreement in October 2014 and the milestone payment received under the same agreement in February 2015 relating to the attainment of reimbursement approval for PIXUVRI in Spain. We made no such payment for the year ended December 31, 2013. Certain payments are required under the Novartis Termination Agreement. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12. Collaboration, Licensing and Milestone Agreements" for further details.

Non-operating income and expenses

Interest expense. Interest expense for the years presented was primarily related to our senior secured term loan. Interest expense increases by $0.2 million in 2015 and by $0.9 million in 2014 were primarily due to interest incurred on the additional principal amounts of our senior secured term loan agreement funded in December 2013, October 2014, June 2015 and December 2015. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt for further details.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the years ended December 31, 2015 and 2014 was primarily related to our senior secured term loan.

Foreign exchange gain (loss). The foreign exchange loss for the year ended December 31, 2015 decreased by $3.7 million compared to the foreign exchange loss for the year ended December 31, 2014 primarily due to a $2.6 million unrealized foreign exchange loss on the intercompany balance due from our wholly owned subsidiary CTI Life Sciences Limited, which has been recorded in cumulative foreign currency translation adjustment account starting in the first quarter of 2015 as it is no longer considered to be of a short-term nature. The remaining decrease and the change from a $0.1 million gain for the year ended December 31, 2013 to a $4.4 million loss for the year ended 2014 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.

Other non-operating expense. Other non-operating expense of $0.9 million for the year ended December 31, 2015 was primarily related to a $1.2 million loss on debt extinguishment in connection with our entry into an amendment to our senior secured term loan agreement, partially offset by the fair value adjustment of the warrant liability. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt for further details. Other non-operating expense of $0.9 million for the year ended December 31, 2014 is primarily related to the change in fair value of the warrant liability. Other non-operating expense of $0.5 million for the year ended December 31, 2013 is primarily related to the change in fair value of the warrant liability and the loss on disposal of property and equipment.

Deemed dividends on preferred stock. Deemed dividends on preferred stock were approximately $3.2 million, $2.6 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the issuances of our preferred stock. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9. Preferred Stock for further details.

Liquidity and Capital Resources

Cash and cash equivalents. As of December 31, 2015, we had $128.2 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities totaled $95.2 million, $39.6 million and $35.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net cash used in operating activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in research and development activities incurred in connection with our pacritinib development program and our PIX306 trial. Furthermore, in August 2014, we received a $20.0 million milestone payment under the Pacritinib License

Agreement in connection with the first treatment dosing of the last patient enrolled in PERSIST-1, resulting in the lower amount of cash used in operating activities in 2014 compared to 2015.

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

Net cash used in investing activities. Net cash used in investing activities totaled $0.1 million, $0.5 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decreases in net cash used in investing activities for the years presented were primarily due to a decrease in purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities totaled $152.0 million, $36.0 million and $59.0 million for the year ended December 31, 2015, 2014 and 2013.

Net cash provided by financing activities for the year ended December 31, 2015 was primarily due to the acceleration of the two milestone payments received in the aggregate amount of $32.0 million from Baxalta pursuant to the Pacritinib License Amendment discussed above, as well as due to the issuances of common and preferred stock and long-term debt. We received $15.1 million in net proceeds from the issuance of our common stock in September 2015. We received $46.7 million in net proceeds from the issuance of our Series N-1 preferred stock in October 2015. We received $52.8 million in net proceeds from the issuance of our Series N-2 preferred stock in December 2015. In June 2015, we entered into the Third Amendment, or the Third Amendment, to the Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc. and certain affiliates, or collectively, Hercules. Under the Third Amendment, we received a total of $5.8 million and we borrowed an additional $5.0 million in December 2015 under the Fourth Amendment to the Loan Agreement, or the Fourth Amendment. These receipts were offset by repayments to Hercules of $4.7 million made during the six months ended June 30, 2015.

Net cash provided by financing activities for the year ended December 31, 2014 was primarily due to issuances of preferred stock and long-term debt. We received $32.6 million in net proceeds from the issuance of our Series 21 preferred stock in November 2014. We also exercised our option to borrow an additional $5.0 million from Hercules in October 2014.

Net cash provided by financing activities for the year ended December 31, 2013 was also primarily due to issuances of preferred stock and long-term debt. In March 2013, we entered the Loan Agreement with Hercules for a senior secured term loan of up to $15.0 million. The first $10.0 million was funded in March 2013, and we exercised our option to borrow an additional $5.0 million in December 2013. We received $14.9 million in net proceeds from the issuance of our Series 18 preferred stock in September 2013. We also received approximately $30.0 million in net proceeds from the issuance of our Series 19 preferred stock in November 2013.

See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9. Preferred Stock and Note 8. Long-term Debt" for further details.

Capital Resources

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations through 2017. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for PIXUVRI, pacritinib, Opaxio and tosedostat. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of December 31, 2015, our available cash and cash equivalents were $128.2 million. We had an outstanding principal balance under our senior secured term loan agreement of $25.0 million. We also had an outstanding balance of $32.0 million classified as debt as a result of the Baxalta milestone advance received in June 2015. In January and February 2016, $20.0 million and $12.0 million of this balance was earned as a result of the PERSIST 2 Milestone and MAA Milestone achievement, respectively, which satisfied the full amount of the debt. Refer to the discussion above and to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" for further details regarding these borrowings.

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

Our future capital requirements will depend on many factors, including:

•	changes in manufacturing;

•	developments in and expenses associated with our research and development activities;

•	acquisitions of compounds or other assets;

•	ability to generate sales of PIXUVRI and any expansion of our sales and marketing organization for PIXUVRI;

•	regulatory approval developments;

•	ability to execute appropriate collaborations for development and commercialization activities;

•	ability to reach milestones triggering payments under certain of our contractual arrangements;

•	litigation and other disputes;

•	competitive market developments; and

•	other unplanned business developments.
The following table includes information relating to our contractual obligations as of December 31, 2015 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases:
Facilities	$17,296	$2,697	$5,387	$5,482	$3,730
Long-term debt (1)	25,000	5,452	19,548	—	—
Interest on long-term debt (1) (2)	6,951	4,295	2,656	—	—
Purchase commitments (3) (4)	15,322	14,827	397	96	2
Other obligations (5)	3,579	2,425	1,154	—	—
	$68,148	$29,696	$29,142	$5,578	$3,732

(1)
The long-term debt amount includes the principal payable of $25.0 million under our senior secured term loan. The interest rate on our senior secured term loan floats at a rate per annum equal to 10.95% plus the amount by which the prime rate exceeds 3.25%. The amounts presented for interest payments in future periods assume a prime rate of 3.5%. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" for further details.

(2)
The interest on long-term debt amount includes the interest on the advance received from Baxalta in June 2015 of $32.0 million related to the acceleration of two development milestone payments under the Pacritinib License Amendment. The advance bears fixed interest at an annual rate of 9%. The interest on the PERSIST-2 milestone is accrued through January 2016 when the milestone was achieved. The interest on the MAA Milestone is accrued through February 2016 when the milestone was achieved. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" for further details.

(3)	Purchase commitments include obligations related to manufacturing supply, insurance and other purchase commitments.

(4)
Pursuant to the Pacritinib License Agreement, we and Baxalta intend to enter into a manufacturing agreement. Upon finalizing our manufacturing agreement, we expect that Baxalta will incur the related costs under the agreement and we expect Baxalta to reimburse us or pay directly to the Contract Manufacturing Organization for the manufactured product, including the $10.3 million included in purchase commitments above.

(5)
Other obligations include a fee in the amount of $1.3 million payable to Hercules on the earliest to occur of October 1, 2016, or the date on which the senior secured term loan is prepaid in full or the date on which the senior secured term loan becomes due and payable in full. See Part I, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" for further details. Other obligations also include the remaining contributions we have agreed to make under certain endowment agreements in the aggregate amount of $2.3 million in two annual installments. Other obligations do not include $4.0 million deferred rent associated with our operating lease for office space.

Certain of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed compounds. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. See Part I, Item 1, “Business - License Agreements and Additional Milestone Activities” for additional information.

Additional Milestone Activities

In connection with our development and commercialization activities, we have entered into a number of agreements pursuant to which we have agreed to make milestone payments upon certain development, sales-based and other milestone events; assume certain development and other expenses; and pay designated royalties on sales, including the UVM Agreement, the S*BIO Agreement, the PG-TXL Agreement, the GOG Agreement, the Nerviano Agreement, the Novartis Termination Agreement and our acquisition agreement with Cephalon. In particular, we pay royalties on PIXUVRI net sales pursuant to each of the UVM Agreement and the Novartis Termination Agreement; These agreements are discussed in more detail in Part I, Item 1, “Business - License Agreements and Additional Milestone Activities ”.

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

For more complex awards, such as our long term performance awards, or the Long-Term Performance Awards, discussed in the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13. Share-Based Compensation" contained herein, we employ a Monte Carlo simulation model to calculate estimated grant-date fair value. For the Long-Term Performance Awards, the average present value is calculated based upon the expected date the award will vest, or the event date, the expected stock price on the event date and the expected current shares outstanding on the event date. The event date, stock price and the shares outstanding are estimated using the Monte Carlo simulation model, which is based on assumptions by management, including the likelihood of achieving milestones and potential future financings. These assumptions impact the fair value of the equity-based award and the expense that will be recognized over the life of the award.

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

Recently Issued and Adopted Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the expected effects on our results of operations and financial condition, refer to Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies," which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. In addition, certain of our contractual arrangements, such as the Servier Agreement, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our euro denominated assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the euro. As of December 31, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.3 million as of this date.

Interest Rate Risk

Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance under such loan at December 31, 2015 of $25.0 million, a hypothetical increase of 1.0 percent in interest rates would result in additional interest expense of $0.2 million over the next twelve months. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, refer to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt". The funds advanced to us pursuant to the Pacritinib License Amendment do not bear a variable interest rate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
CTI BioPharma Corp.

We have audited the accompanying consolidated balance sheets of CTI BioPharma Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years ended December 31, 2015, 2014 and 2013.Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI BioPharma Corp. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CTI BioPharma’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP
San Francisco, CA
February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders of
CTI BioPharma Corp.

We have audited CTI BioPharma Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, CTI BioPharma Corp. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity, and cash flows and the related financial statement schedule for the years ended December 31, 2015, 2014 and 2013 of the Company and our report dated February 16, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum LLP

Marcum LLP
San Francisco, CA
February 16, 2016

CTI BIOPHARMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$128,182	$70,933
Accounts receivable, net	282	2,011
Inventory, net	2,845	4,182
Prepaid expenses and other current assets	3,666	3,379
Total current assets	134,975	80,505
Property and equipment, net	3,718	4,646
Other assets	5,639	7,136
Total assets	$144,332	$92,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,584	$6,356
Accrued expenses	22,133	19,734
Current portion of deferred revenue	578	826
Current portion of long-term debt	37,371	9,014
Other current liabilities	1,743	410
Total current liabilities	72,409	36,340
Deferred revenue, less current portion	1,110	1,779
Long-term debt, less current portion	19,259	8,363
Other liabilities	4,141	5,882
Total liabilities	96,919	52,364
Commitments and contingencies
Common stock purchase warrants	—	1,445
Shareholders' equity:
Common stock, no par value:
Authorized shares - 315,000,000 and 215,000,000 at December 31, 2015 and 2014, respectively
Issued and outstanding shares - 280,461,097 and 176,761,099 at December 31, 2015 and 2014, respectively	2,157,300	2,023,949
Accumulated other comprehensive loss	(6,952)	(6,499)
Accumulated deficit	(2,098,317)	(1,975,695)
Total CTI shareholders' equity	52,031	41,755
Noncontrolling interest	(4,618)	(3,277)
Total shareholders' equity	47,413	38,478
Total liabilities and shareholders' equity	$144,332	$92,287

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product sales, net	$3,472	$6,909	$2,314
License and contract revenue	12,644	53,168	32,364
Total revenues	16,116	60,077	34,678
Operating costs and expenses:
Cost of product sold	1,940	895	137
Research and development	76,627	64,596	33,624
Selling, general and administrative	53,962	56,241	42,443
Acquired in-process research and development	—	21,859	—
Other operating expense	253	2,719	—
Total operating costs and expenses	132,782	146,310	76,204
Loss from operations	(116,666)	(86,233)	(41,526)
Non-operating income (expense):
Interest expense	(2,104)	(1,947)	(1,026)
Amortization of debt discount and issuance costs	(390)	(729)	(513)
Foreign exchange gain (loss)	(703)	(4,435)	61
Other non-operating expense	(900)	(885)	(546)
Total non-operating expense, net	(4,097)	(7,996)	(2,024)
Net loss before noncontrolling interest	(120,763)	(94,229)	(43,550)
Noncontrolling interest	1,341	862	807
Net loss attributable to CTI	(119,422)	(93,367)	(42,743)
Deemed dividends on preferred stock	(3,200)	(2,625)	(6,900)
Net loss attributable to common shareholders	$(122,622)	$(95,992)	$(49,643)
Basic and diluted net loss per common share	$(0.65)	$(0.65)	$(0.43)
Shares used in calculation of basic and diluted net loss per common share	188,373	148,531	114,195

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss before noncontrolling interest	$(120,763)	$(94,229)	$(43,550)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,160	1,998	31
Unrealized foreign exchange loss on intercompany balance	(2,585)	—	—
Net unrealized loss on securities available-for-sale	(28)	(68)	(187)
Other comprehensive income (loss)	(453)	1,930	(156)
Comprehensive loss	(121,216)	(92,299)	(43,706)
Comprehensive loss attributable to noncontrolling interest	1,341	862	807
Comprehensive loss attributable to CTI	$(119,875)	$(91,437)	$(42,899)

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

						Accumulated Other		Total
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2012	—	$—	109,824	$1,872,885	$(1,830,060)	$(8,273)	$(1,608)	$32,944
Issuance of Series 18 preferred stock, net of issuance costs	15	14,859	—	—	—	—	—	14,859
Conversion of Series 18 preferred stock to common stock	(15)	(14,859)	15,000	14,859	—	—	—	—
Issuance of Series 19 preferred stock, net of issuance costs	30	29,840	—	—	—	—	—	29,840
Conversion of Series 19 preferred stock to common stock	(30)	(29,840)	15,674	29,840	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	6,900	—	—	—	6,900
Equity-based compensation	—	—	5,207	9,066	—	—	—	9,066
Noncontrolling interest	—	—	—	—	—	—	(807)	(807)
Other	—	—	(196)	(245)	—	—	—	(245)
Deemed dividends on preferred stock	—	—	—	—	(6,900)	—	—	(6,900)
Net loss for the year ended December 31, 2013	—	—	—	—	(42,743)	—	—	(42,743)
Other comprehensive loss	—	—	—	—	—	(156)	—	(156)
Balance at December 31, 2013	—	$—	145,509	$1,933,305	$(1,879,703)	$(8,429)	$(2,415)	$42,758
Issuance of Series 20 preferred stock, net of issuance costs	9	21,486	—	—	—	—	—	21,486
Conversion of Series 20 preferred stock to common stock	(9)	(21,486)	9,000	21,486	—	—	—	—
Issuance of Series 21 preferred stock, net of issuance costs	35	32,342	—	—	—	—	—	32,342
Conversion of Series 21 preferred stock to common stock	(35)	(32,342)	17,500	32,342	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	2,625	—	—	—	2,625
Exercise of common stock purchase warrants	—	—	491	1,877	—	—	—	1,877
Equity-based compensation	—	—	4,130	20,196	—	—	—	20,196
Stock option exercises	—	—	183	272	—	—	—	272
Noncontrolling interest	—	—	—	—	—	—	(862)	(862)
Expiry of mezzanine equity	—	—	—	12,016	—	—	—	12,016
Other	—	—	(52)	(170)	—	—	—	(170)
Deemed dividends on preferred stock	—	—	—	—	(2,625)	—	—	(2,625)
Net loss for the year ended December 31, 2014	—	—	—	—	(93,367)	—	—	(93,367)
Other comprehensive loss	—	—	—	—	—	1,930	—	1,930
Balance at December 31, 2014	—	$—	176,761	$2,023,949	$(1,975,695)	$(6,499)	$(3,277)	$38,478

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY— (Continued)
(In thousands)

						Accumulated Other		Total
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Interest	Equity
Issuance of common stock, net of issuance costs	—	—	10,000	15,147	—	—	—	15,147
Issuance of Series N-1 preferred stock, net of issuance costs	50	46,611						46,611
Conversion of Series N-1 preferred stock to common stock	(50)	(46,611)	40,000	46,611	—	—	—	—
Issuance of Series N-2 preferred stock, net of issuance costs	55	52,409	—	—	—	—	—	52,409
Conversion of Series N-2 preferred stock to common stock	(55)	(52,409)	50,000	52,409	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	3,200	—	—	—	3,200
Expiry of exercise price provision features related to common stock purchase warrant	—	—	—	150	—	—	—	150
Equity-based compensation	—	—	3,931	14,828	—	—	—	14,828
Stock option exercises	—	—	83	156	—	—	—	156
Noncontrolling interest	—	—	—	—	—	—	(1,341)	(1,341)
Expiry of mezzanine equity	—	—	—	1,445	—	—	—	1,445
Other	—	—	(314)	(595)	—	—	—	(595)
Deemed dividends on preferred stock	—	—	—	—	(3,200)	—	—	(3,200)
Net loss for the year ended December 31, 2015	—	—	—	—	(119,422)	—	—	(119,422)
Other comprehensive loss	—	—	—	—	—	(453)	—	(453)
Balance at December 31, 2015	—	$—	280,461	$2,157,300	$(2,098,317)	$(6,952)	$(4,618)	$47,413

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(120,763)	$(94,229)	$(43,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	21,859	—
Share-based compensation expense	14,828	20,196	9,066
Depreciation and amortization	990	1,100	1,570
Loss on debt extinguishment	1,211	—	—
Provision for expiring inventory	1,326	—	—
Noncash interest expense	390	729	513
Change in value of warrant liability	(232)	886	—
Provision for VAT Assessments	—	600	—
Other	(409)	(374)	365
Changes in operating assets and liabilities:
Accounts receivable	1,555	(1,980)	(227)
Inventory	(402)	305	(3,254)
Prepaid expenses and other current assets	(402)	46	4,530
Other assets	826	(356)	(846)
Accounts payable	4,368	1,454	(5,774)
Accrued expenses	2,426	10,250	(834)
Deferred revenue	(918)	(31)	2,636
Other liabilities	3	(5)	(25)
Total adjustments	25,560	54,679	7,720
Net cash used in operating activities	(95,203)	(39,550)	(35,830)
Investing activities
Purchases of property and equipment	(78)	(333)	(1,657)
Proceeds from sales of property and equipment	—	—	123
Other	—	(208)	—
Net cash used in investing activities	(78)	(541)	(1,534)
Financing activities
Proceeds from issuance of Series 17 preferred stock, net of issuance costs	—	—	(105)
Proceeds from issuance of Series 18 preferred stock, net of issuance costs	—	—	14,859
Proceeds from issuance of Series 19 preferred stock, net of issuance costs	—	(28)	29,961
Cash paid for Series 20 preferred stock issuance costs	—	(106)	—
Proceeds from issuance of Series 21 preferred stock, net of issuance costs	(227)	32,621	—
Proceeds from common stock offering, net of issuance costs	15,147	—	—
Proceeds from issuance of Series N-1 preferred stock. net of issuance costs	46,653	—	—
Proceeds from issuance of Series N-2 preferred stock. net of issuance costs	52,800	—	—
Proceeds from Baxalta milestone advance, net of issuance costs	31,922	—	—
Proceeds from Hercules debt, net of issuance costs	10,820	4,963	14,501
Repayment of Hercules debt	(4,659)	(1,526)	—
Payment of tax withholding obligations related to stock compensation	(604)	(178)	(247)
Other	165	280	3
Net cash provided by financing activities	152,017	36,026	58,972
Effect of exchange rate changes on cash and cash equivalents	513	3,359	(405)
Net increase (decrease) in cash and cash equivalents	57,249	(706)	21,203
Cash and cash equivalents at beginning of year	70,933	71,639	50,436
Cash and cash equivalents at end of year	$128,182	$70,933	$71,639
 See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,067	$1,894	$933

Supplemental disclosure of noncash financing and investing activities
Conversion of Series 18 preferred stock to common stock	$—	$—	$14,859
Conversion of Series 19 preferred stock to common stock	$—	$—	$29,840
Conversion of Series 20 preferred stock to common stock	$—	$21,486	$—
Conversion of Series 21 preferred stock to common stock	$—	$32,342	$—
Issuance of Series 20 preferred stock for acquisition of assets from Chroma Therapeutics Limited	$—	$21,600	$—
Conversion of Series N-1 preferred stock to common stock	$46,611	$—	$—
Conversion of Series N-2 preferred stock to common stock	$52,409	$—	$—
Issuance of common stock upon exercise or exchange of common stock purchase warrants	$—	$1,877	$—
Repayment and issuance of Hercules debt	$13,815	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its wholly-owned subsidiaries, also referred to collectively in this Annual Report on Form 10-K as “we,” “us,” “our,”  the “Company” and “CTI”, is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on commercializing PIXUVRI in select countries in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL, and evaluating pacritinib for the treatment of adult patients with myelofibrosis.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include Systems Medicine LLC and CTI Life Sciences Limited, or CTILS. We also retain ownership of our branch, CTI BioPharma Corp.- Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009.

As of December 31, 2015, we also had a 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.

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

Our available cash and cash equivalents were $128.2 million as of December 31, 2015. We believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations at least through the next twelve months from the date these financial statements were issued.

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. Furthermore, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

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

Additionally, see Note 16. Customer and Geographic Concentrations for further concentration disclosure.

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

As of December 31, 2015 and 2014, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. We recorded no allowance for doubtful accounts as of December 31, 2015 and $0.1 million as of December 31, 2014.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable is approximately $4.7 million and $4.9 million as of December 31, 2015 and 2014, of which $4.2 million and $4.7 million is included in other assets and $0.5 million and $0.2 million is included in prepaid expenses and other current assets as of December 31, 2015 and 2014, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of December 31, 2015, the VAT receivable related to operations in Italy is approximately $4.3 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Inventory

We carry inventory at the lower of cost or market. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review our inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. Based on assessment of shelf lives and net realizable value of the product, a $1.3 million reserve for excess, obsolete or unsalable inventory was recorded as of December 31, 2015. No reserve was recorded as of December 31, 2014.

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

At December 31, 2015 and 2014, the carrying value of financial instruments such as receivables and payables approximated their fair values due to their short-term maturities. The carrying value of our long-term debt approximated its fair value at December 31, 2015 and 2014 based on borrowing rates for similar loans and maturities. See Note 8. Long-term Debt for further information regarding the fair value of our warrant liability.

Contingencies

We record liabilities associated with loss contingencies to the extent that we conclude the occurrence of the contingency is probable and that the amount of the related loss is reasonably estimable. We record income from gain contingencies only upon the realization of assets resulting from the favorable outcome of the contingent event. See Note 12. Collaboration, Licensing and Milestone Agreements and Note 19. Legal Proceedings for further information regarding our current gain and loss contingencies.

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

Product Sales

We sell PIXUVRI through a limited number of distributors and directly to health care providers in Austria, Denmark, Finland, Germany, Norway, Sweden and parts of the United Kingdom, or the U.K. We generally record product sales upon receipt of the product by the health care providers and certain distributors at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated rebates, trade discounts, and estimated product returns. Reserves are established for these deductions and actual amounts incurred are offset against the applicable reserves. We reflect these reserves as either a reduction in the related account receivable or as an accrued liability depending on the nature of the sales deduction. These estimates are periodically reviewed and adjusted as necessary.

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

Collaboration agreements

We evaluate collaboration agreements to determine whether the multiple elements and associated deliverables can be considered separate units of accounting in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition—Multiple-Element Arrangements. If it is determined that the deliverables under the collaboration agreement are a single unit of accounting, all amounts received or due, including any upfront payments, are recognized as revenue over the performance obligation periods of each agreement. Following the completion of the performance obligation period, such amounts will be recognized as revenue when collectability is reasonably assured.

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

Research and Development Expenses

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board, or the FASB, ASC 730, Research and Development. Research and development expenses include related salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. In instances where we enter into agreements with third parties for research and development activities, we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or receipt of deliverables. We expense upfront license payments related to acquired technologies that have not yet reached technological feasibility and have no alternative future use.

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

During the three months ended March 31, 2015, we determined that the intercompany balance due from CTILS may no longer be considered of a short-term nature. Due to this change in accounting estimate, an unfavorable unrealized foreign exchange loss of $2.6 million was recorded in cumulative foreign currency translation adjustment account for the year ended December 31, 2015. As of December 31, 2015, the intercompany balance due from CTILS was €27.2 million (or $29.5 million upon conversion from euros as of December 31, 2015).

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

Recently Adopted Accounting Standards

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard is effective for public business entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In July 2015, the FASB issued a new accounting guidance on simplifying the measurement of inventory which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In January 2016, the FASB issued a new accounting standard on recognition and measurement of financial assets and financial liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory

The components of inventories are composed of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Finished goods	$724	$850
Work-in-process	3,386	3,332
Inventory, gross	$4,110	$4,182
Reserve for expiring inventory	$(1,265)	$—
Inventory, net	$2,845	$4,182

3. Property and Equipment

Property and equipment are composed of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Furniture and office equipment	$6,484	$11,020
Leasehold improvements	5,078	5,078
Lab equipment	203	209
	11,765	16,307
Less: accumulated depreciation and amortization	(8,047)	(11,661)
Property and equipment, net	$3,718	$4,646

Depreciation expense of $1.0 million, $1.1 million and $1.6 million was recognized during 2015, 2014 and 2013, respectively.

4. Acquisitions

Chroma Asset Purchase Agreement

In October 2014, we entered into an Asset Purchase Agreement, or the Chroma APA, with Chroma Therapeutics Limited, or Chroma, pursuant to which we acquired all of Chroma’s right, title and interest in the compound tosedostat and certain related assets. Concurrently, we and Chroma terminated our Co-Development and License Agreement relating to tosedostat, or the Chroma License Agreement, previously entered into in March 2011, thereby eliminating potential future milestone payments thereunder of up to $209.0 million, and we acquired an exclusive worldwide license with respect to tosedostat directly from Vernalis R&D Limited, or Vernalis (as discussed below).

As consideration under the Chroma APA, we issued an aggregate of 9,000 shares of our Series 20 Preferred Stock convertible into shares of common stock, or the Series 20 Preferred Stock, of which 7,920 shares were delivered to Chroma. The remaining 1,080 shares, which were converted into shares of common stock as discussed below and held in escrow for nine months from the initial issuance date, were released to Chroma in 2015. Each share of Series 20 Preferred Stock had a stated value of $2,370 per share and was convertible into shares of common stock at a conversion price of $2.37 per share. Shares of the Series 20 Preferred Stock would receive dividends in the same amount as any dividends declared and paid on shares of common stock, but were entitled to a liquidation preference over the common stock in certain liquidation events.

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

5. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Clinical and investigator-sponsored trial expenses	$8,976	$7,554
Employee compensation and related expenses	5,498	5,930
Manufacturing expenses	921	2,043
Legal expenses	1,274	885
Accrued selling expenses	1,697	759
Insurance financing	679	695
Accrued other taxes	—	386
Accrued interest expenses	1,817	186
Other	1,271	1,296
Total accrued expenses	$22,133	$19,734

6. Leases

Lease Agreements

We lease our office space under operating leases for our U.S. and European offices. Rent expense amounted to $2.0 million for each of the years ended December 31, 2015, 2014 and 2013. Rent expense is net of sublease income and amounts offset to excess facilities charges.

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

Future Minimum Lease Payments

Future minimum lease commitments for non-cancelable operating leases at December 31, 2015 are as follows (in thousands):

Operating
Leases
2016	$2,697
2017	2,683
2018	2,703
2019	2,708
2020	2,773
Thereafter	3,730
Total minimum lease commitments	$17,294

7. Other Liabilities

Other liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Deferred rent, less current portion	$3,538	$4,006
Other long-term obligations	603	1,876
Total other liabilities	$4,141	$5,882

The balance of deferred rent as of December 31, 2015 and 2014 relates to incentives for rent holidays and leasehold improvements associated with our operating lease for office space as discussed in Note 6. Leases. The balance of other long-term obligations as of December 31, 2014 included a fee in the amount of $1.3 million payable to Hercules Technology Growth Capital Inc. and certain affiliates, or collectively, Hercules, which was reclassified and included in Other current liabilities as of December 31, 2015. See Note 8. Long-term Debt for additional information.

8. Long-term Debt

Hercules

In March 2013, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules, providing for a senior secured term loan of up to $15.0 million, or the Term Loan. We amended the arrangement in March 2014 thereby providing us an option to borrow an additional $5.0 million. The first $10.0 million was funded in March 2013, we exercised our option to borrow an additional $5.0 million in December 2013 and $5.0 million in October 2014. The interest rate on the Term Loan floated at a rate per annum equal to 12.25% plus the amount by which the prime rate would exceed 3.25%. The Term Loan was repayable in 30 equal monthly installments of principal and interest (mortgage style) over 42 months, including an initial interest-only period of 12 months after closing. We paid a facility charge of $150,000 at closing, and a fee in the amount of $1.3 million was payable to Hercules on the date on which the term loan would be paid or become due and payable in full.

In addition, in March 2013, we issued a warrant to Hercules to purchase shares of common stock. The warrant was exercisable for five years from the date of issuance for 0.7 million shares of common stock. The initial exercise price of the warrant was $1.1045 per share of common stock. The exercise price and number of shares of common stock issuable upon exercise were subject to antidilution adjustments in certain events, including if within 12 months after closing the Company issued shares of common stock or securities that were exercisable or convertible into shares of common stock in transactions not registered under the Securities Act of 1933, as amended, at an effective price per share of common stock that is less than the exercise price of the warrant. In such an event, the exercise price will automatically be reduced to equal the price per share of common stock in such transaction, and the number of shares issuable upon conversion of the warrant will be increased proportionately. Since the warrant did not meet the considerations necessary for equity classification in the applicable authoritative guidance, we determined the warrant was a liability instrument that is marked to fair value with changes in fair value recognized through earnings at each reporting period. The warrant was categorized as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value were considered observable market data. In January 2014, all of the warrant was exercised into 0.5 million shares of common stock via cashless exercise.

In March 2014, we entered into a First Amendment to the Loan Agreement, or the First Amendment. The First Amendment modified certain terms applicable to the loan balance then-outstanding of $15.0 million, as described above, and provided us with the option to borrow an additional $5.0 million, or the 2014 Term Loan, through October 31, 2014, subject to certain conditions. We exercised such option and received the funds in October 2014. In connection with the First Amendment, we paid a facility charge of $72,500 of which $35,000 was refunded to us in October 2014 pursuant to the terms of the First Amendment. Pursuant to the First Amendment, the interest-only period of the Term Loan was extended by six months such that the 24 equal monthly installments of principal and interest (mortgage style) commenced on November 1, 2014 (rather than May 1, 2014). In addition, the interest rate on the Term Loan was, upon Hercules’ receipt of evidence of the achievement of positive Phase 3 data in connection with our PERSIST-1 clinical trial for pacritinib, to be reduced from 12.25% to 11.25% plus the amount by which the prime rate would exceed 3.25%. The interest on the 2014 Term Loan floated at a rate per annum equal to 10.00% plus the amount by which the prime rate would exceed 3.25%. The modified terms were not considered substantially different pursuant to ASC 470-50, Modification and Extinguishment.

In June 2015, we entered into a Third Amendment to the Loan Agreement, or the Third Amendment. Under the Third Amendment, Hercules agreed to provide term loans in an aggregate principal amount of up to $25.0 million, inclusive of the principal balance outstanding immediately prior to closing of the Third Amendment of $13.8 million, or collectively, the Term Loan Borrowings. We drew $6.2 million upon closing of the Third Amendment, resulting in a then-outstanding principal balance of $20.0 million under the Term Loan Borrowings. The remaining $5.0 million is available for borrowing at our option through June 30, 2016, subject to certain conditions. In connection with the Third Amendment, we paid a commitment fee of $15,000 and a facility charge of $0.3 million. The provision under the Loan Agreement requiring us to pay a fee to Hercules of $1.3 million on the date of repayment of the borrowings thereunder was amended pursuant to the Third Amendment, such that the fee will now be payable on the earliest to occur of (1) October 1, 2016, (2) the date on which the Term Loan Borrowings are prepaid in full or (3) the date on which the Term Loan Borrowings become due and payable in full.

Pursuant to the Third Amendment, the interest rate on the Term Loan Borrowings floats at a rate per annum equal to 10.95% plus the amount by which the prime rate exceeds 3.25%. We were initially required to make interest payments only on a monthly basis, followed by the 36 equal monthly installments of principal and interest (mortgage style) commencing on January 1, 2016. The interest-only period may be extended by up to six months at our option if we achieve certain milestones by certain specified deadlines.

In connection with the Third Amendment, we issued a warrant to Hercules to purchase shares of common stock. The warrant is exercisable for five years from the date of issuance for 0.3 million shares of common stock at an initial exercise price is $1.71 per share. Since the warrant contains the exercise price adjustment provision similar to the one in the March 2013 warrant as discussed above, it does not meet the considerations necessary for equity classification under the applicable authoritative guidance. As such, we determined the warrant is a liability instrument that is marked to fair value with changes in fair value recognized through earnings at each reporting period. The warrant was categorized as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value are considered observable market data. As of the issuance date, we estimated the fair value of the warrant to be $0.4 million. Upon expiry of the exercise price adjustment provision in December 2015, the then-estimated fair value of the warrant of $0.2 million was reclassified from liability to equity.

The modified terms under the Third Amendment were considered substantially different as compared to the terms of the Loan Agreement immediately prior to the Third Amendment, pursuant to ASC 470-50, Modification and Extinguishment. As such, the Third Amendment was accounted for as a debt extinguishment, resulting in a loss on debt extinguishment of $1.2 million which is included in other non-operating expense for the year ended December 31, 2015.

In December 2015, we entered into a Fourth Amendment to the Loan Agreement, or the Fourth Amendment, pursuant to which Hercules funded the remaining $5.0 million term loan available under the facility, resulting in a then-outstanding principal balance of $25.0 million under the Term Loan Borrowings. Under the Fourth Amendment, the applicable milestone event that we were required to satisfy to extend the interest-only period under the Third Amendment was amended such that such milestone would be satisfied upon receipt by Hercules on or before March 31, 2016 of satisfactory evidence that we have submitted to the FDA the fully completed new drug application for pacritinib and the FDA has confirmed in writing acceptance of the new drug application. Subject to the achievement of such milestone by the new deadline, we will be required to make interest payments only on a monthly basis, followed by the 30 equal monthly installments of principal and interest (mortgage style) commencing on July 1, 2016. The Term Loan Borrowings will mature on December 1, 2018.

We may elect to prepay some or all of the Term Loan Borrowings at any time subject to a prepayment fee, if any, pursuant to the terms of the Fourth Amendment. Under certain circumstances, we may be required to prepay the Term Loan Borrowings with proceeds of asset dispositions. The Term Loan Borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions.

In connection with the transactions described above, we recorded a total debt discount of $2.2 million and the issuance costs of $0.3 million during the year ended December 31, 2014. In connection with the Third and Fourth Amendments, we recorded a total debt discount of $0.4 million and the issuance costs of $0.1 million during the year ended December 31, 2015. As of December 31, 2015 and 2014, unamortized debt discount was $0.4 million and $1.1 million, unamortized issuance costs were $0.1 million and $0.2 million, and the outstanding principal balance was $25.0 million and $18.5 million, respectively.

Baxalta

In November 2013, we entered into a Development, Commercialization and License agreement, or the Pacritinib License Agreement, with Baxter International Inc., or Baxter, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas. Baxalta Incorporated and its affiliates, or Baxalta, have been assigned Baxter’s rights and obligations under the Pacritinib License Agreement. In June 2015, we entered into the First Amendment to the Pacritinib License Agreement, or the Pacritinib License Amendment. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the original Pacritinib License Agreement relating to the following: the $12.0 million development milestone payment payable in connection with the regulatory submission of the Marketing Authorization Application, or the MAA, to the EMA with respect to pacritinib, or the MAA Milestone, and the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone. Under the Pacritinib License Amendment, each of the two milestone advances bears interest at an annual rate of 9% until the earlier of the date of the first occurrence of the respective milestone or the date that the respective advance plus accrued interest is repaid in full.

In the event that pacritinib development is terminated due to certain specified reasons or the milestones are not achieved by respective deadlines (December 31, 2016 for the PERSIST-2 Milestone and March 31, 2017 for the MMA Milestone), we would be required to repay the respective advance to Baxalta in eight quarterly installments of $1.5 million relating to the MMA Milestone and $2.5 million relating to the PERSIST-2 Milestone, in each case beginning 30 days after the end of the calendar quarter of the first occurrence of such event, and a final payment equal to the remainder of the unpaid balance. Repayment of the advances will be accelerated in the event of the commencement of insolvency proceedings and certain other events of default. Additionally, in the event that we do not spend a specified amount on the development of pacritinib from the date of the amendment through February 29, 2016, payments to Baxalta in an amount equal to such deficiency may be required or credited against amounts owed to us under certain circumstances. We expect to spend the specified amount on the development of pacritinib by February 29, 2016. As of December 31, 2015, the outstanding balance of such advance was $32.0 million. In January 2016 and February 2016, we successfully achieved the $20 million PERSIST-2 Milestone and the $12.0 million MAA Milestone, respectively.

Refer to the Note 12. Collaboration, Licensing and Milestone Agreements for further details regarding the Baxalta Agreement.

9. Preferred Stock

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

Series 19 Preferred Stock

See Note 12. Collaboration, Licensing and Milestone Agreements - Baxalta for information concerning our issuance of Series 19 Preferred Stock.

Series 20 Preferred Stock

See Note 4. Acquisitions - Chroma Asset Purchase Agreement, for information concerning our issuance of Series 20 Preferred Stock.

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

Series N-1 Preferred Stock

In October 2015, in an underwritten public offering, we issued 50,000 shares of our Series N-1 convertible preferred stock, or Series N-1 Preferred Stock, for gross proceeds of $50.0 million before deducting underwriting commissions and discounts and other offering costs. Issuance costs related to this transaction were approximately $3.4 million, including $3.0 million in underwriting commissions and discounts.

Each share of Series N-1 Preferred Stock was convertible at the option of the holder and was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series N-1 Preferred Stock, plus any declared and unpaid dividends, and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series N-1 Preferred Stock. The Series N-1 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series N-1 Preferred Stock had no voting rights, except as otherwise expressly provided in the amended articles or as otherwise required by law.

In October 2015, all 50,000 shares of Series N-1 Preferred Stock were converted into 40.0 million shares of common stock at a conversion price of $1.25 per share. For the year ended December 31, 2015, we recognized $3.2 million in deemed dividends on preferred stock related to the beneficial conversion feature on our Series N-1 Preferred Stock.

Series N-2 Preferred Stock

In December 2015, in an underwriting public offering, we issued 55,000 shares of the Company’s Series N-2 Preferred Stock, or Series N-2 Preferred Stock, for gross proceeds of $55.0 million before deducting underwriting commissions and discounts and other offering costs. Issuance costs related to this transaction were approximately $2.6 million, including $2.2 million in underwriting commissions and discounts.

Each share of Series N-2 Preferred Stock was convertible at the option of the holder (subject to a limited exception) and was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series N-1 Preferred Stock, plus any declared and unpaid dividends, and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series N-2 Preferred Stock. The Series N-2 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series N-2 Preferred Stock had no voting rights, except as otherwise expressly provided in the amended articles or as otherwise required by law.

In December 2015, all 55,000 shares of Series N-2 Preferred Stock were converted into 50.0 million shares of common stock at a conversion price of $1.10 per share. There was no beneficial conversion feature on Series N-2 Preferred Stock.

10. Common Stock

Common Stock Authorized

In February 2015, the Company's Amended and Restated Articles of Incorporation were amended to increase the total number of authorized shares of common stock from 215 million to 315 million.

Common Stock Issued

In September 2015, we entered into a subscription agreement with certain affiliates of BVF Partners L.P., or collectively, BVF. Pursuant to the subscription agreement, we issued to BVF an aggregate of 10.0 million shares of common stock at a purchase price per share of $1.57. The shares of common stock were offered directly to BVF without a placement agent or underwriter. The net proceeds from the offering, after deducting offering expenses, were approximately $15.1 million.

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of December 31, 2015 (in thousands):

Equity incentive plans	24,766
Common stock purchase warrants	4,297
Employee stock purchase plan	1,976
Total common stock reserved	31,039

Warrants

Warrants to purchase up to 0.9 million shares of our common stock with an exercise price of $15.00 per share, issued in connection with the issuance of our Series 5 Preferred Stock in May 2010, or Series 5 Warrants, were outstanding as of December 31, 2013. We classified these warrants as mezzanine equity as they included a redemption feature that may be triggered upon certain fundamental transactions that are outside of our control. The Series 5 Warrants expired in November 2014 and were no longer outstanding as of December 31, 2014. Warrants to purchase up to 35,000 shares of our common stock with an exercise price of $15.00 per share issued to the placement agent for the Series 5 Preferred Stock transaction were outstanding as of December 31, 2014. These warrants were also classified as mezzanine equity due to the same redemption feature as that of Series 5 Warrants as described above. These warrants expired in May 2015 and were no longer outstanding as of December 31, 2015.

Warrants to purchase up to 0.1 million shares of our common stock with an exercise price of $12.60 per share, issued in connection with warrant exchange in July 2010, were outstanding as of December 31, 2014. These warrants expired in January 2015 and were no longer outstanding as of December 31, 2015.

Warrants to purchase up to 0.2 million shares of our common stock with an exercise price of $12.60 per share, issued in connection with the issuance of our Series 6 Preferred Stock in July 2010, were outstanding as of December 31, 2014. Warrants to purchase up to 11,600 shares of our common stock with an exercise price of $12.60 per share issued to the placement agent for the Series 6 Preferred Stock transaction were also outstanding as of December 31, 2014. These warrants were classified as mezzanine equity due to the same redemption feature as that of Series 5 Warrants as described above. These warrants expired in January 2015 and were no longer outstanding as of December 31, 2015.

Warrants to purchase up to 0.8 million shares of our common stock with an exercise price of $13.50 per share, issued in connection with the issuance of our Series 7 Preferred Stock in October 2010, were outstanding as of December 31, 2014. Warrants to purchase up to 37,838 shares of our common stock with an exercise price of $13.80 per share issued to the placement agent for the Series 7 Preferred Stock transaction were also outstanding as of December 31, 2014. These warrants expired in October 2015 and were no longer outstanding as of December 31, 2015.

Warrants to purchase up to 0.6 million shares of our common stock with an exercise price of $12.00 per share, issued in connection with the issuance of our Series 12 Preferred Stock in May 2011, were outstanding as of December 31, 2015 and 2014. Warrants to purchase up to 30,423 shares of our common stock with an exercise price of $13.125 per share issued to the placement agent for the Series 12 Preferred Stock transaction were outstanding as of December 31, 2015 and 2014. These warrants expire in May 2016.

Warrants to purchase up to 1.8 million shares of our common stock with an exercise price of $10.75 per share, issued in connection with the issuance of our Series 13 Preferred Stock in July 2011, were outstanding as of December 31, 2015 and 2014. Warrants to purchase up to 70,588 shares of our common stock with an exercise price of $12.25 per share and warrants to purchase up to 35,294 shares with an exercise price of $12.25 per shares, issued to the placement agent and to the financial advisor, respectively were outstanding as of December 31, 2015 and 2014. These warrants expire in July 2016.

Warrants to purchase up to 1.4 million shares of our common stock with an exercise price of $7.25 per share, issued in connection with the issuance of our Series 14 Preferred Stock in December 2011, were outstanding as of December 31, 2015 and 2014. Warrants to purchase up to 69,566 shares of our common stock with an exercise price of $8.625 per share and warrants to purchase up to 34,783 shares with an exercise price of $8.625 per shares, issued to the placement agent and to the financial advisor, respectively were outstanding as of December 31, 2015 and 2014. These warrants expire in December 2016.

See Note 8. Long-term Debt for additional information concerning our warrants.

11. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Securities Available-For-Sale	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Loss on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2014	$(490)	$(6,009)	$—	$(6,499)
Current period other comprehensive income (loss)	(28)	2,160	(2,585)	(453)
December 31, 2015	$(518)	$(3,849)	$(2,585)	$(6,952)

12. Collaboration, Licensing and Milestone Agreements

Baxalta

In November 2013, we entered into the Pacritinib License Agreement with Baxter, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas. Baxalta has been assigned Baxter’s rights and obligations under the Pacritinib License Agreement. Under the Pacritinib License Agreement, we granted to Baxter an exclusive, worldwide (subject to our certain co-promotion rights in the U.S.), royalty-bearing, non-transferable, and (under certain circumstances outside of the U.S.) sub-licensable license to its know-how and patents relating to pacritinib. We received an upfront payment of $60.0 million upon execution of the Pacritinib License Agreement, which included an equity investment of $30 million to acquire our Series 19 Preferred Stock as discussed below.

Under the Pacritinib License Agreement, we may receive potential clinical, regulatory and commercial launch milestone payments of up to $112.0 million and potential additional sales-based milestone payments of up to $190.0 million. We have determined that all of the sales-based milestone payments are contingent consideration and will be accounted for as revenue in the period in which the respective revenue recognition criteria are met. We have also determined that all of the clinical, regulatory and commercial launch milestones are substantive and will be recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met.

Under the Pacritinib License Agreement, the Company and Baxalta will jointly commercialize and share profits and losses on sales of pacritinib in the U.S. Outside of the U.S., the Company is also eligible to receive tiered high single digit to mid-teen percentage royalties based on net sales for myelofibrosis, and higher double-digit royalties for other indications, subject to reduction by up to 50% if (i) Baxalta is required to obtain third party royalty-bearing licenses to fulfill its obligations under the Pacritinib License Agreement, and (ii) in any jurisdiction where there is no longer either regulatory exclusivity or patent protection.

Under the Pacritinib License Agreement, the Company is responsible for all development costs incurred prior to January 1, 2014 as well as approximately up to $96.0 million on or after January 1, 2014 for U.S. and E.U. development costs, subject to potential adjustment in certain circumstances. All development costs exceeding such threshold will generally be shared as follows: (i) costs generally applicable worldwide will be shared 75% to Baxalta and 25% to the Company, (ii) costs applicable to territories exclusive to Baxalta will be 100% borne by Baxalta and (iii) costs applicable exclusively to co-promotion in the U.S. will be shared equally between the parties, subject to certain exceptions.

We record the development cost reimbursements received from Baxalta as license and contract revenue in the statements of operations, and we record the full amount of development costs as research and development expense.

Pursuant to the accounting guidance under ASC 605-25 Revenue Recognition – Multiple-Element Arrangements, we have determined that the following non-contingent deliverables under the Pacritinib License Agreement meet the criteria for separation and are therefore treated as separate units of accounting:

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

The Pacritinib License Agreement also required Baxalta and the Company to negotiate and enter into a manufacturing and supply agreement providing for the manufacture of the licensed products. The manufacturing and supply agreement contemplated under the Pacritinib License Agreement was not considered as a deliverable at the inception of the arrangement because the critical terms such as pricing and quantities were not defined and delivery of the services would be dependent on successful clinical results that are uncertain.

Also under the Pacritinib License Agreement, joint commercialization, manufacturing, development and steering committees with representatives from the Company and Baxalta will be established. We considered whether our participation on the joint development committees may be a separate deliverable and determined that it did not represent a separate unit of accounting as the committee’s activities are primarily related to governance and oversight of development activities and are therefore combined with the development services. Our participation on the joint commercialization and manufacturing committees was also determined to be a non-deliverable.

We also considered whether our regulatory roles under the Pacritinib License Agreement constitute a separate deliverable and determined that it should also be combined with the development services.

The Pacritinib License Agreement will expire when Baxalta has no further obligation to pay royalties to us in any jurisdiction, at which time the licenses granted to Baxalta will become perpetual and royalty-free. Either party may terminate the Pacritinib License Agreement prior to expiration in certain circumstances. The Company may terminate the Pacritinib License Agreement if Baxalta has not undertaken requisite regulatory or commercialization efforts in the applicable countries and certain other conditions are met. Baxalta may terminate the Pacritinib License Agreement prior to expiration in certain circumstances including (i) in the event development costs for myelofibrosis for the period commencing January 1, 2014 are reasonably projected to exceed a specified threshold, (ii) as to some or all countries in the event of commercial failure of the licensed product or (iii) without cause following the one-year anniversary of the Pacritinib License Agreement date, provided that such termination will have a lead-in period of six months before it becomes effective. Additionally, either party may terminate the Pacritinib License Agreement in events of force majeure, or the other party’s uncured material breach or insolvency. In the event of a termination prior to the expiration date, rights in pacritinib will revert to the Company.

We allocated the fixed and determinable Pacritinib License Agreement consideration of $30 million based on the percentage of the relative selling price of each unit of accounting. We estimated the selling price of the license using the income approach which values the license by discounting direct cash flow expected to be generated over the remaining life of the license, net of cash flow adjustments related to working capital. We estimated the selling price of the development services by discounting the estimated development expenditures to the date of arrangement which include internal estimates of personnel needed to perform the development services as well as third party costs for services and supplies. Of the $30 million consideration, $27.3 million was allocated to the license and $2.7 million was allocated to the development services.

Because delivery of the license occurred upon the execution of the Pacritinib License Agreement in November 2013 and the remaining revenue recognition criteria were met, all $27.3 million of the allocated arrangement consideration related to the license was recognized as revenue during the year ended December 31, 2013.

The allocated amount of $2.7 million to the development services is expected to be recognized as development service revenue through approximately 2018 based on a proportional performance method, by which revenue is recognized in proportion to the development costs incurred. During the year ended December 31, 2015, 2014 and 2013, $0.8 million, $0.8 million and $0.1 million of development services was recognized as revenue, respectively, and the remaining $1.0 million and $1.8 million was recorded as deferred revenue in the balance sheet as of December 31, 2015 and 2014, respectively.

Concurrently with the execution of the Pacritinib License Agreement, we issued 30,000 shares of Series 19 convertible preferred stock, no par value, or Series 19 Preferred Stock to Baxter for $30.0 million. Issuance costs related to this transaction were $0.2 million. Each share of Series 19 Preferred Stock was convertible at the option of the holder and was entitled to a liquidation preference equal to the stated value of $1,000 per share plus any accrued and unpaid dividends before the holders of our common stock or any other junior securities receive any payments upon such liquidation. The holder of Series 19 Preferred Stock was not entitled to receive dividends except to share in any dividends actually paid on shares of our common stock or other junior securities and had no voting rights except as otherwise expressly provided in our amended and restated articles of incorporation or as otherwise required by law. For the year ended December 31, 2013, all 30,000 shares of Series 19 Preferred Stock were converted into 15,673,981 shares of our common stock at a conversion price of $1.914 per share.

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

In June 2015, we entered into the Pacritinib License Amendment to the Pacritinib License Agreement. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the original Pacritinib License Agreement. Refer to the Note 8. Long-term Debt for further details regarding these milestone advances received.

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

In October 2014, we received a non-refundable, non-creditable cash upfront payment of €14.0 million. Subject to the achievement of certain conditions, we are eligible to receive milestone payments under the Servier Agreement in the approximate aggregate amount of up to €89.0 million, which is comprised of the following: up to €89.0 million in potential clinical and regulatory milestone payments (of which €9.5 million is payable upon occurrence of certain enrollment events in connection with the post-authorization trial, which we refer to as PIX306, for PIXUVRI); and up to €40.0 million in potential sales-based milestone payments. We have determined that all of the clinical and regulatory milestones are substantive and will be recognized as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. We have also determined that the sales-based milestone payments are contingent consideration and will be recognized as revenue in the period in which the respective revenue recognition criteria are met. Of the foregoing potential milestone payments, we received a €1.5 million (or $1.7 million upon conversion from euros as of the date we received the funds) milestone payment in February 2015 relating to the attainment of reimbursement approval for PIXUVRI in Spain. We allocated the milestone payment based on the relative-selling-price percentages originally used to allocate the arrangement consideration under the Servier Agreement. This revenue was accounted for under the milestone method of accounting since this milestone was determined to be substantive at the inception of the arrangement.

For a number of years following the first commercial sale of a product containing PIXUVRI in the respective country, regardless of patent expiration or expiration of regulatory exclusivity rights, we are eligible to receive tiered royalty payments ranging from a low double digit percentage up to a percentage in the mid-twenties based on net sales of PIXUVRI products, subject to certain reductions of up to mid-double digit percentages under certain circumstances. As previously disclosed, we owe royalties on net sales of PIXUVRI products as well as other payments to certain third parties, including the €2.1 million payment (or $2.7 million using the currency exchange rate as of the date of the Servier Agreement) to Novartis International Pharmaceutical Ltd., or Novartis, which was recorded in Other operating expense for the year ended December 31, 2014. Furthermore, in connection with the milestone payment received in February 2015, we paid €0.2 million (or $0.3 million using the currency exchange rate as of the date of the payment) to Novartis, which is recorded in Other operating expense for the year ended December 31, 2015.

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

We allocated the arrangement consideration of $18.1 million (€14.0 million converted into U.S. dollar using the currency exchange rate as of the date of the Servier Agreement) based on the percentage of the relative selling price of each unit of accounting as follows (in thousands):

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

During the year ended December 31, 2014, we recognized $17.3 million of the arrangement consideration allocated to the license as revenue since the delivery of the license occurred upon the execution of the Servier Agreement in September 2014 and the remaining revenue recognition criteria were satisfied. The amount allocated to the development and other services is expected to be recognized as revenue through approximately 2022 on a straight-line basis. During the year ended December 31, 2015 and 2014, $1.6 million and $18,000 of development services was recognized as revenue, respectively, and the remaining $0.7 million and $0.8 million was recorded as deferred revenue in the balance sheet as of December 31, 2015 and 2014, respectively.

Novartis

In January 2014, we entered into a Termination Agreement, or the Novartis Termination Agreement, with Novartis to reacquire the rights to PIXUVRI and Opaxio, or collectively, the Compounds, previously granted to Novartis under our License and Co-Development Agreement with Novartis entered into in September 2006, as amended, or the Original Novartis Agreement. Pursuant to the Novartis Termination Agreement, the Original Novartis Agreement was terminated in its entirety, other than certain customary provisions, including those pertaining to confidentiality and indemnification, which survive termination.

Under the Novartis Termination Agreement, we agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of the Compounds unless the transferee/licensee/sublicensee agrees to be bound by the terms of the Novartis Termination Agreement. We also agreed to provide potential payments to Novartis, including a percentage ranging from the low double-digits to the mid-teens, of any consideration received by us or our affiliates in connection with any transfer, license, sublicense or other grant of rights with respect to intellectual property of the Compounds, respectively; provided that such payments will not exceed certain prescribed ceilings in the low-single digit millions. Novartis is entitled to receive potential payments of up to $16.6 million upon the successful achievement of certain sales milestones of the Compounds. Novartis is also eligible to receive tiered low single-digit percentage royalty payments for the first several hundred million in annual net sales, and ten percent royalty payments thereafter based on annual net sales of each Compound, subject to reduction in the event generic drugs are introduced and sold by a third party, causing the sale of the Compounds to fall by a percentage in the high double-digits. To the extent we are required to pay royalties on net sales of Opaxio pursuant to the license agreement between us and PG-TXL Company, L.P., or PG-TXL, dated as of November 13, 1998, as amended, we may credit a percentage of the amount of such royalties paid to those payable to Novartis, subject to certain exceptions. Notwithstanding the foregoing, royalty payments for the Compounds are subject to certain minimum floor percentages in the low single-digits.

University of Vermont

In March 1995, the University of Vermont, or UVM, entered into an agreement which, as amended in March 2000, grants us an exclusive, sublicensable license for the rights to PIXUVRI, or the UVM Agreement. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use PIXUVRI. Pursuant to the UVM Agreement, we are obligated to make payments to UVM based on net sales. Our royalty payments range from low-single digits to mid-single digits as a percentage of net sales. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after first commercialization of PIXUVRI, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of PIXUVRI in those countries where no such patents exist. We may terminate the UVM Agreement, on a country-by-country basis or on a patent-by-patent basis, at any time upon advance written notice. UVM may terminate the UVM Agreement upon advance written notice in the event royalty payments are not made. In addition, either party may terminate the UVM Agreement (a) in the event of an uncured material breach of the UVM Agreement by the other party; or (b) in the event of bankruptcy of the other party.

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

Chroma

In October 2014, the Chroma License Agreement was terminated in connection with the Chroma APA. See Note 4. Acquisitions - Chroma Asset Purchase Agreement, for further information.

Vernalis

Concurrently with the termination of the Chroma License Agreement and the execution of the Chroma APA, we also entered into (i) the Vernalis License Agreement for the exclusive worldwide right to use certain patents and other intellectual property rights to develop, market and commercialize tosedostat and certain other compounds and (ii) a deed of novation pursuant to which all rights of Chroma under Chroma’s prior license agreement with Vernalis relating to tosedostat were novated to us. Under the Vernalis License Agreement, we have agreed to make tiered royalty payments of no more than a high single digit percentage of net sales of products containing licensed compounds, with such obligation to continue on a country-by-country basis for the longer of ten years following commercial launch or the expiry of relevant patent claims. The Vernalis License Agreement will terminate when the royalty obligations expire, although the parties have early termination rights under certain circumstances, including the following: (i) we have the right to terminate, with three months’ notice, upon the belief that the continued development of tosedostat or any of the other licensed compounds is not commercially viable; (ii) Vernalis has the right to terminate in the event of our uncured failure to pay sums due; and (iii) either party has the right to terminate in event of the other party’s uncured material breach or insolvency.

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, or GOG, now part of NRG Oncology, in March 2004, as amended, related to the GOG-212 trial of Opaxio in patients with ovarian cancer, which the GOG is conducting. We recorded a $0.9 million obligation due to the GOG based on the 1,100 patient enrollment milestone achieved in the third quarter of 2013 which was subsequently paid in the first half of 2014. In the first quarter of 2014, we also recorded a $0.3 million obligation to the GOG, as required under the agreement, based on the additional 50 patients enrolled, with such amount being paid in April 2014. We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of each of December 31, 2015 and December 31, 2014.

PG-TXL

In November 1998, we entered into an agreement with PG-TXL, as amended in February 2006, which grants us an exclusive worldwide license for the rights to Opaxio and to all potential uses of PG-TXL’s polymer technology, or the PG-TXL Agreement. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we are obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones of up to $14.4 million. The timing of the remaining milestone payments under the PG-TXL Agreement is based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we are required to make royalty payments to PG-TXL based on net sales. Our royalty payments range from low-single digits to mid-single digits as a percentage of net sales. Unless otherwise terminated, the term of the PG-TXL Agreement continues until no royalties are payable to PG-TXL. We may terminate the PG-TXL Agreement (i) upon advance written notice to PG-TXL in the event issues regarding the safety of the products licensed pursuant to the PG-TXL Agreement arise during development or clinical data obtained reveal a materially adverse tolerability profile for the licensed product in humans or (ii) for any reason upon advance written notice. In addition, either party may terminate the PG-TXL Agreement (a) upon advance written notice in the event certain license fee payments are not made; (b) in the event of an uncured material breach of the respective material obligations and conditions of the PG-TXL Agreement; or (c) in the event of liquidation or bankruptcy of a party.

Nerviano Medical Sciences

Under a license agreement entered into with Nerviano Medical Sciences, S.r.l. in October 2006, for brostallicin, we may be required to pay up to $80.0 million in milestone payments based on the achievement of certain product development results. Due to the early stage of development of brostallicin, we cannot make a determination that the milestone payments are reasonably likely to occur at this time.

Teva

Pursuant to an acquisition agreement entered into with Cephalon, Inc., or Cephalon, in June 2005, we have the right to receive up to $100.0 million in payments upon achievement of specified sales and development milestones related to TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. During the years ended December 31, 2015, 2014 and 2013, we received $10.0 million, $15.0 million and $5.0 million, respectively, from Teva, upon the achievement of worldwide net sales milestones of TRISENOX, which was included in license and contract revenue. The achievement of the remaining milestones is uncertain at this time.

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

For the years ended December 31, 2015, 2014 and 2013, we recognized share-based compensation expense which consisted of the following types of awards (in thousands):

	2015	2014	2013
Performance rights	$3,017	$1,549	$1,165
Restricted stock	8,656	14,749	5,906
Options	3,155	3,898	1,995
Total share-based compensation expense	$14,828	$20,196	$9,066

The following table summarizes share-based compensation expense for the years ended December 31, 2015, 2014 and 2013, which was allocated as follows (in thousands):

	2015	2014	2013
Research and development	$3,964	$3,437	$2,178
Selling, general and administrative	10,864	16,759	6,888
Total share-based compensation expense	$14,828	$20,196	$9,066

Share-based compensation had a $14.8 million, $20.2 million and $9.1 million effect on our net loss attributable to common shareholders, which resulted in a $(0.08), $(0.14) and $(0.08) effect on basic and diluted net loss per common share for the years ended December 31, 2015, 2014 and 2013, respectively. It had no effect on cash flows from operations or financing activities for the periods presented; however, during the years ended 2015, 2014 and 2013, we repurchased 321,200, 57,000 and 200,000 shares of our common stock totaling $0.6 million, $0.2 million and $0.2 million, respectively, for cash in connection with the vesting of employee restricted stock awards based on taxes owed by employees upon vesting of the awards.

As of December 31, 2015, unrecognized compensation cost related to unvested stock options and time-based restricted stock awards and restricted stock units amounted to $15.2 million, which will be recognized over the remaining weighted-average requisite service period of 2.9 years. The unrecognized compensation cost related to unvested options and restricted stock does not include the value of performance-based awards.

For the years ended December 31, 2015, 2014 and 2013, no tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Stock Plan

In September 2015, the Company's 2015 Equity Incentive Plan, or the 2015 Plan, was approved by the Company's shareholders and no additional awards will be granted under the 2007 Equity Incentive Plan, as amended and restated, or the 2007 Plan.

In addition, the Company's 2007 Employee Stock Purchase Plan, as amended and restated in August 2009 and September 2015, or the Purchase Plan, was amended in September 2015 to increase the maximum number of shares of the Company’s common stock authorized for issuance by 1.9 million shares. Refer to Employee Stock Purchase Plan below for further details regarding the Purchase Plan.

Pursuant to our 2015 Plan, we may grant the following types of incentive awards: (1) stock options, including incentive stock options and non-qualified stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units and (5) cash awards. The 2015 Plan is administered by the Compensation Committee of our Board of Directors, which has the discretion to determine the employees and consultants who shall be granted incentive awards. The Board retained sole authority under the 2015 Plan with respect to non-employee directors’ awards, although the Compensation Committee has authority under its charter to make recommendations to the Board concerning such awards. Options expire 10 years from the date of grant, subject to the recipients continued service to the Company.

As of December 31, 2015, 44.5 million shares were authorized for issuance, of which 8.8 million shares of common stock were available for future grants, under the 2015 Plan.

Stock Options

Fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.7%	1.7%	1.4%
Expected dividend yield	None	None	None
Expected life (in years)	5.3	5.2	5.3
Volatility	80%	97%	102%

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

The following table summarizes stock option activity for all of our stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2012 (105,000 exercisable)	307,000	$33.72
Granted	4,352,000	$1.71
Exercised	—	$—
Forfeited	(112,000)	$2.40
Cancelled and expired	(28,000)	$133.72
Outstanding at December 31, 2013 (1,560,000 exercisable)	4,519,000	$3.04
Granted	1,015,000	$3.49
Exercised	(183,000)	$1.49
Forfeited	(356,000)	$2.25
Cancelled and expired	(77,000)	$9.86
Outstanding at December 31, 2014 (3,174,000 exercisable)	4,918,000	$3.14
Granted	11,492,000	$1.39
Exercised	(83,000)	$1.40
Forfeited	(623,000)	$2.17
Cancelled and expired	(115,000)	$5.62
Outstanding at December 31, 2015	15,589,000	$1.75	9.10	$9,000
Vested or expected to vest at December 31, 2015	14,838,000	$1.76	9.05	$9,000
Exercisable at December 31, 2015	4,361,000	$2.57	7.32	$9,000

The weighted average exercise price of options exercisable at December 31, 2014 and 2013 was $3.42 and $5.39, respectively. The weighted average grant-date fair value of options granted during 2015, 2014 and 2013 was $0.92, $2.59 and $1.32 per option, respectively.

Restricted Stock

We issued 5.7 million, 4.4 million and 6.4 million shares of restricted stock awards in 2015, 2014 and 2013, respectively. The weighted average grant-date fair value of restricted stock awards issued during 2015, 2014 and 2013 was $2.06, $3.23 and $1.21, respectively. Additionally, 1.8 million, 0.3 million and 1.2 million shares of restricted stock awards were cancelled during 2015, 2014 and 2013, respectively.

The total fair value of restricted stock awards vested during the years ended December 31, 2015, 2014 and 2013 was $7.3 million, $18.0 million and $5.1 million, respectively.

A summary of the status of nonvested restricted stock awards as of December 31, 2015 and changes during the period then ended, is presented below:

	Nonvested Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2014	3,054,000	$4.35
Issued	5,699,000	$2.06
Vested	(4,320,000)	$2.34
Forfeited	(1,768,000)	$5.07
Nonvested at December 31, 2015	2,665,000	$2.23

We issued 0.5 million restricted stock units and 0.1 million restricted stock units were cancelled during 2015. The weighted average grant-date fair value of restricted stock units issued during 2015 was $1.57. There were no restricted stock units issued or cancelled during 2014 and 2013.

A summary of the status of nonvested restricted stock units as of December 31, 2015 and changes during the period then ended, is presented below:

	Nonvested Units	Weighted Average Grant-Date Fair Value Per Unit
Nonvested at December 31, 2014	—	$—
Issued	461,000	$1.57
Vested	—	$—
Forfeited	(127,000)	$1.57
Nonvested at December 31, 2015	334,000	$1.57

Long-Term Performance Awards

In November 2011, we granted restricted stock units to our executive officers and directors that became effective on January 3, 2012, or the Long-Term Performance Awards. The Long-Term Performance Awards vest upon achievement of milestone-based performance conditions. There were eight of such performance conditions, one of which is a market-based performance condition. If one or more of the underlying performance-based conditions are timely achieved, the award recipient will be entitled to receive a number of shares of our common stock (subject to share limits of the 2007 Plan or 2015 Plan, as applicable), determined by multiplying (i) the award percentage corresponding to that particular performance goal by (ii) the total number of outstanding shares of our common stock as of the date that the particular performance goal is achieved.

In June 2012, one of the performance conditions was achieved as discussed below. In March 2013, certain performance criteria of the Long-Term Performance Awards were modified, two new performance-based awards were granted, one performance-based award was cancelled, and the expiration date was extended to December 31, 2015. In January 2014, the expiration date of the Long-Term Performance Awards was further extended to December 31, 2016, and two new performance-based awards were granted. In September 2015, one of the performance conditions was achieved as discussed below.

In December 2015, the Long-Term Performance Awards were modified so that as to any particular performance goal that is achieved after December 23, 2015 and on or before December 31, 2016, the executive officers will be granted a stock option with respect to the number of shares determined under the formula described above (as opposed to receiving or retaining such number of fully-vested shares of our common stock). Each option will have an exercise price equal to the closing price of the Company’s common stock on the grant date (which will be the date the Compensation Committee of our Board of Directors certifies the performance goal is achieved) and will be scheduled to vest in semi-annual installments over a period of three years following the grant date. To the extent the executive officers have been issued any restricted shares pursuant to their Long-Term Performance Awards that have not yet vested, they have agreed to forfeit those shares to the Company.

The aggregate of the award percentages related to all ten performance goals in effect as of December 31, 2015 is 9.2%, all of which is attributable to the executive officers.

In June 2012, our Board of Directors certified completion of the performance condition relating to approval of our marketing authorization application for PIXUVRI in the E.U. and 0.4 million shares vested to our executive officers and directors. We recognized $1.1 million in share-based compensation upon satisfaction of this performance condition for the year ended December 31, 2013.

In September 2015, our Board of Directors certified completion of the performance condition relating to Pacritinib Phase III trial result that satisfies the primary point set forth in the statistical plan then in effect and an aggregate of 1.6 million shares vested to our executive officers and directors. We recognized $2.8 million in share-based compensation upon satisfaction of this performance condition for the year ended December 31, 2015.

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

We determined the Long-Term Performance Awards with a market-based performance condition had a grant-date fair value of $3.6 million for the current executive officers and director participants. We determined that the market-based performance condition had an incremental fair value of $0.8 million on the first modification date in March 2013 and an additional incremental fair value of $1.8 million on the second modification date in January 2014 for the current executive officers and director participants, which are being recognized in addition to the unrecognized grant-date fair value as of the modification date over the remaining estimated requisite service period. The December 2015 modification discussed above did not result in any incremental fair value. In December 2015, we reversed the total share-based compensation expense of $1.0 million, which was previously recorded for awards granted to directors who agreed to forfeit their Long-Term Performance Awards as part of the derivative lawsuit settlement. See Note 19. Legal Proceedings for further information. We recognized $0.3 million, $1.4 million and $1.2 million in share based compensation expense related to the performance awards with a market-based performance condition for the years ended December 31, 2015, 2014 and 2013, respectively.

Nonemployee Share-Based Compensation

Share-based compensation expense for awards granted to nonemployees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options and restricted stock awards granted to nonemployees is periodically remeasured as the underlying options or awards vest. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. As of December 31, 2014, unvested nonemployee options to acquire approximately 78,000 shares of common stock were outstanding. Additionally, unvested nonemployee restricted stock awards totaled approximately 21,000 as of December 31, 2014. As of December 31, 2015, all nonemployee options and restricted stock awards had vested and no compensation expense related to nonemployee options and restricted stock was recorded. We recorded compensation expense related to nonemployee options and restricted stock of $0.3 million each in 2014 and 2013, respectively.

Employee Stock Purchase Plan

Under the Purchase Plan, eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued approximately 7,100, 4,000 and 3,000 shares of our common stock to employees in the years ended December 31, 2015, 2014 and 2013, respectively. There are 2.0 million shares of common stock authorized under the Purchase Plan and approximately 2.0 million shares are reserved for future purchases as of December 31, 2015.

14. Employee Benefit Plans

The Company’s U.S. employees participate in the CTI BioPharma Corp. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make discretionary matching contributions based on certain plan provisions. We recorded $0.2 million related to discretionary matching contributions during each of the years ended December 31, 2015, 2014 and 2013.

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

In December 2015, our Board of Directors approved certain amendments to the Rights Plan to extend the final expiration date to December 2, 2018 (rather than on December 3, 2015).

16. Customer and Geographic Concentrations

We consider our operations to be a single operating segment focused on the development, acquisition and commercialization of novel treatments for cancer. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

All sales of PIXUVRI during the years presented were in Europe. Product sales from PIXUVRI’s major customers as a percentage of total product sales were as follows:

	Year Ended December 31,
	2015	2014	2013
Customer A	42%	27%	—%
Customer B	41%	57%	67%

The following table depicts long-lived assets based on the following geographic locations (in thousands):

	Year Ended December 31,
	2015	2014
United States	$3,657	$4,512
Europe	61	134
Total long-lived assets	$3,718	$4,646

17. Net Loss Per Share

The numerator for both basic and diluted loss per share, or EPS, is net loss. The denominator for basic EPS (referred to as basic shares) is the weighted average number of common shares outstanding during the period, whereas the denominator for diluted EPS (referred to as diluted shares) also takes into account the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Basic and diluted shares for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to common shareholders	$(122,622)	$(95,992)	$(49,643)
Basic and diluted:
Weighted average shares outstanding	193,244	153,467	119,042
Less weighted average restricted shares outstanding	(4,871)	(4,936)	(4,847)
Shares used in calculation of basic and diluted net loss per common share	188,373	148,531	114,195
Net loss per common share: Basic and diluted	$(0.65)	$(0.65)	$(0.43)

Equity awards, warrants, and unvested share rights aggregating 14.7 million shares, 14.8 million shares and 11.8 million shares for the year ended December 31, 2015, 2014 and 2013, respectively, prior to the application of the treasury stock method, are excluded from the calculation of diluted EPS because they are anti-dilutive.

18. Related Party Transactions

Aequus

In May 2007, we formed Aequus, a majority-owned subsidiary of which our ownership was approximately 60% as of December 31, 2015. We entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology which Aequus will continue to develop. The Genetic Polymer technology may speed the manufacture, development, and commercialization of follow-on and novel protein-based therapeutics.

In May 2007, we also entered into an agreement to fund Aequus in exchange for a convertible promissory note. The terms of the note provide that (i) interest accrues at a rate of 6% per annum until maturity, (ii) in the event the note balance is not paid on or before the maturity date, interest accrues at a rate of 10% per annum and (iii) prior to maturity, the note is convertible into a number of shares of Aequus equity securities equal to the quotient obtained by dividing (a) the outstanding balance of the note by (b) the price per share of the Aequus equity securities. The note matured and was due and payable in May 2012, although it has not yet been repaid. We are currently in negotiations with Aequus to, among other things, extend the maturity date of the note. In addition, we entered into a services agreement to provide certain administrative and research and development services to Aequus. The amounts charged for these services, if unpaid by Aequus within 30 days, will be considered additional principal advanced under the promissory note. We funded Aequus $2.3 million, $2.0 million and $1.5 million during the years ended December 31, 2015, 2014 and 2013, respectively, including amounts advanced in association with the services agreement. The Aequus note balance, including accrued interest, was approximately $11.0 million and $8.1 million as of December 31, 2015 and 2014, respectively. This intercompany balance was eliminated in consolidation.

Our President and Chief Executive Officer, James A. Bianco, M.D., and our Executive Vice President, Global Medical Affairs and Translational Medicine, Jack W. Singer, M.D., are both minority shareholders of Aequus, each owning approximately 4.3% of the equity in Aequus as of December 31, 2015. Both Dr. Bianco and Dr. Singer are members of Aequus’ Board of Directors. Additionally, Frederick W. Telling, Ph.D., a member of our Board of Directors, owns approximately 3.8% of Aequus as of December 31, 2015 and is also a member of Aequus’ Board of Directors.

BVF Partners L.P.

In September 2015, as discussed in Note 10. Common Stock, we entered into a subscription agreement with BVF pursuant to which we issued 10.0 million shares of our common stock. Further, in December 2015, as discussed in Note 9. Preferred Stock, we completed an underwritten public offering of 55,000 shares of our Series N-2 Preferred Stock, no par value per share. BVF purchased 30,000 shares of our Series N-2 Preferred Stock in such offering, which were converted into approximately 27.3 million shares of our common stock.

Primarily as a result of these transactions, BVF beneficially owned approximately 15.6% of our outstanding common stock as of December 31, 2015. In connection with the Series N-2 Preferred Stock offering, we entered into a letter agreement with BVF, or the Letter Agreement, pursuant to which we granted BVF a one-time right, subject to certain conditions, to nominate not more than two individuals to serve as members of our Board, subject to the Board’s consent, which is not to be unreasonably withheld and which consent shall be deemed automatically given with respect to two individuals specified in such Letter Agreement. One of such nominees (the “Independent Nominee”) must (i) qualify as an “independent” director as defined under the applicable rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, and NASDAQ and (ii) must not be considered an “affiliate” of BVF as such term is defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have agreed, for the period hereinafter described and subject to a limited exception, to include the nominated directors in the slate of nominees for election to the Board at each annual or special meeting at which directors are to be elected, recommend that shareholders vote in favor of the election of such nominees and support such nominees for election in a manner no less favorable than how we support our own nominees. This obligation will terminate with respect to: (x) the Independent Nominee, and such Independent Nominee must tender his or her resignation to the Board, if requested, promptly upon BVF ceasing to beneficially own at least 11% of the issued and outstanding common stock or voting power of the Company (determined on an as-converted basis that gives effect to the conversion of all outstanding preferred stock), and (y) each of the Independent Nominee and the other individual nominated by BVF shall tender their resignation to the Board, promptly upon the earlier to occur of (a) BVF and its affiliates ceasing to beneficially own at least 5% of the issued and outstanding common stock or voting power of the Company (determined on an as-converted basis that gives effect to the conversion of all outstanding preferred stock), (b) BVF ceasing to beneficially own at least 50% of the shares of the common stock beneficially owned by BVF immediately after consummation of the Series N-2 Preferred Stock offering (on an as-converted basis), (c) the continuation of such nomination right would cause any violation of the applicable listing rules of NASDAQ, (d) such time as BVF informs us in writing that wishes to terminate the foregoing nomination right, or (e) any breach of the Letter Agreement by BVF.

19. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case although we can make no assurances regarding the ultimate outcome of these cases. Following is a summary of the status of the legal proceedings surrounding each respective VAT year return at issue:

2003. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT assessment, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. In January 2014, we appealed such decision to the Italian Supreme Court both on procedural grounds and on the merits of the case. In March 2014, we paid a deposit in respect of the 2013 VAT matter of €0.4 million (or $0.6 million upon conversion from euros as of the date of payment), following the ITA's request for such payment.

2005, 2006 and 2007. The ITA has appealed to the Italian Supreme Court the decisions of the respective appellate court with respect to each of the 2005, 2006 and 2007 VAT returns.

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.2 million converted using the currency exchange rate as of December 31, 2015, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

In July 2014, Joseph Lopez and Gilbert Soper, shareholders of the Company, filed a derivative lawsuit purportedly on behalf of the Company, which is named a nominal defendant, against all current and one past member of our Board of Directors in King County Superior Court in the State of Washington, docketed as Lopez & Gilbert v. Nudelman, et al., Case No. 14-2-18941-9 SEA. The lawsuit alleges that the directors exceeded their authority under the Company's 2007 Equity Incentive Plan, or the Plan, by improperly transferring 4,756,137 shares of the Company’s common stock from the Company to themselves. It alleges that the directors breached their fiduciary duties by granting themselves fully vested shares of Company common stock, which the plaintiffs allege were not among the six types of grants authorized by the Plan, and that the non-employee directors were unjustly enriched by these grants. The lawsuit also alleges that from 2011 through 2014, the non-employee members of our Board of Directors granted themselves grossly excessive compensation, and in doing so breached their fiduciary duties and were unjustly enriched. Among other remedies, the lawsuit seeks a declaration that the specified grants of common stock violated the Plan, rescission of the granted shares, disgorgement of the compensation awards to the non-employee directors from 2011 through 2014, disgorgement of all compensation and other benefits received by the defendant directors in the course of their breaches of fiduciary duties, damages, an order for certain corporate reforms and plaintiffs’ costs and attorneys’ fees. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. In September 2014, the director defendants moved to dismiss the complaint. The motion to dismiss was heard on November 21, 2014, and the Court entered an order denying the motion to dismiss on December 5, 2014. Defendants' answer to the complaint was filed on January 13, 2015.

On May 13, 2015, the Company (as nominal defendant) and our directors (as individual defendants) entered into a memorandum of understanding to settle the pending lawsuit in King County Superior Court in the State of Washington docketed as  Lopez & Gilbert v. Nudelman, et al ., Case No. 14-2-18941-9 SEA, or the Settlement. On December 10, 2015, the court issued an order granting final approval to the Settlement.

The provisions of the Settlement include the following terms:

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

In connection with the Settlement, to date, we paid $0.3 million in attorneys’ fees awarded to plaintiffs (net of existing insurance coverage), which was accrued for in our financial statements contained herein as of December 31, 2015.

On February 10, 2016 and February 12, 2016, similar purported class action lawsuits entitled Ahrens v. CTI Biopharma Corp. et al, Case No. 1:16-cv-01044 and McGlothlin v. CTI Biopharma Corp. et al, Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Exchange Act Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib.

The lawsuits seek damages in an unspecified amount. We believe that the allegations contained in the complaints are without merit and intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

20. Income Taxes

We file income tax returns in the United States, Italy and the U.K. A substantial part of our operations takes place in the State of Washington, which does not impose an income tax as that term is defined in ASC 740, Income Taxes. As such, our state income tax expense or benefit, if recognized, would be immaterial to our operations. We are not currently under examination by an income tax authority, nor have we been notified that an examination is contemplated.

For the years ended December 31, 2015, 2014 and 2013, we had net losses before income taxes from our domestic companies totalling $110.9 million, $84.9 million and $36.0 million; and from our foreign subsidiaries totalling $9.9 million, $9.3 million and $7.6 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting and income tax reporting in accordance with ASC 740. We have a valuation allowance equal to net deferred tax assets due to the uncertainty of realizing the benefits of the assets. Our valuation allowance increased by $38.7 million, $28.0 million and $11.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

The reconciliation between our effective tax rate and the income tax rate as of December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Federal income tax rate	(34)%	(34)%	(34)%
Research and development tax credits	(3)	(3)	(3)
I.R.C. Section 382 limited research and development tax credits	—	—	—
Non-deductible executive compensation	1	3	1
I.R.C. Section 382 limited net operating losses	—	—	3
Valuation allowance	32	30	27
Expired tax attribute carryforwards	—	—	—
Foreign tax rate differential	3	3	6
Other	1	1	—
Net effective tax rate	—%	—%	—%

Significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$94,024	$63,983
Capitalized research and development	39,537	34,936
Research and development tax credit carryforwards	6,685	3,968
Stock based compensation	15,242	12,809
Intangible assets	15,694	17,007
Depreciation and amortization	260	191
Other deferred tax assets	3,180	3,072
Total deferred tax assets	174,622	135,966
Less valuation allowance	(173,947)	(135,293)
	675	673
Deferred tax liabilities:
GAAP adjustments on Novuspharma merger	(208)	(208)
Deductions for tax in excess of financial statements	(467)	(465)
Total deferred tax liabilities	(675)	(673)
Net deferred tax assets	$—	$—

Due to our equity financing transactions, and other owner shifts as defined in Internal Revenue Code Section 382 , or the Code, we incurred “ownership changes” pursuant to the Code. These ownership changes trigger a limitation on our ability to utilize our net operating losses, or the NOL, and research and development credits against future income. We have obtained a private letter ruling, or the PLR, that determines the availability of the NOL after a 2007 ownership change.

In October 2012, an “ownership change” occurred. The ownership change limits the utilization of certain tax attributes including the NOL. After the October 2012 ownership change the utilization of the NOL is limited to approximately $4.3 million annually. At December 2014, the gross NOL carryforward was approximately $1.2 billion. The annual NOL limitation will reduce the available NOL carryforward to approximately $276.5 million expiring from 2018 to 2035. The deferred tax asset and valuation allowance have been reduced accordingly.

At December 31, 2015, the NOL carryforward in the U.K. was approximately $28.5 million which can be carried forward indefinitely. The NOL carryforward for the U.K. is not included in our schedule of deferred tax assets nor our effective tax rate reconciliation because the net impact on our financial statements is not material. The NOL in Italy are not material.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, as codified in ASC 740-10, and we have analyzed filing positions in our tax returns for all open years. We are subject to U.S. federal and state, Italian and U.K. income taxes with varying statutes of limitations. Tax years from 1998 forward remain open to examination due to the carryover of net operating losses or tax credits. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2015, we had no unrecognized tax benefits and therefore no accrued interest or penalties related to unrecognized tax benefits. We believe that our income tax filing positions reflected in the various tax returns are more-likely-than not to be sustained on audit and thus there are no anticipated adjustments that would result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

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

21. Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total revenues (1)	$2,728	$1,100	$964	$11,324
Product sales, net	805	849	740	1,078
Gross profit (2)	615	666	(91)	342
Net loss attributable to CTI	(28,597)	(32,596)	(32,592)	(25,637)
Net loss attributable to CTI common shareholders	(28,597)	(32,596)	(32,592)	(28,837)
Net loss per common share—basic	(0.16)	(0.19)	(0.19)	(0.13)
Net loss per common share—diluted	(0.16)	(0.19)	(0.19)	(0.13)
2014
Total revenues (3), (4)	$1,411	$1,343	$39,534	$17,789
Product sales, net	1,268	1,148	2,021	2,472
Gross profit (2)	1,123	946	1,769	2,176
Net income (loss) attributable to CTI	(29,002)	(27,399)	4,603	(41,569)
Net income (loss) attributable to CTI common shareholders	(29,002)	(27,399)	4,603	(44,194)
Net income (loss) per common share—basic	(0.20)	(0.19)	0.03	(0.27)
Net income (loss) per common share—diluted	(0.20)	(0.19)	0.03	(0.27)

(1)
Total revenues for the fourth quarter of 2015 include $10.0 million of milestone payments received from Teva in November 2015 upon the achievement of worldwide net sales milestones of TRISENOX. See Note 12. Collaboration, Licensing and Milestone Agreements for additional information.

(2)	Gross profit is computed by subtracting cost of product sold from net product sales.

(3)
Total revenues for the third quarter of 2014 include $17.3 million of license and contract revenue recognized in connection with the collaboration agreement with Servier in September 2014 and $20.0 million of license and contract revenue for a milestone payment received under the collaboration agreement with Baxalta. See Note 12. Collaboration, Licensing and Milestone Agreements for additional information.

(4)
Total revenues for the fourth quarter of 2014 include $15.0 million of milestone payments received from Teva in November 2014 upon the achievement of worldwide net sales milestones of TRISENOX. See Note 12. Collaboration, Licensing and Milestone Agreements for additional information.

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

As of the end of the Company’s 2015 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

The registered independent public accounting firm of Marcum LLP, as auditors of the Company’s consolidated financial statements, has audited our internal controls over financial reporting as of December 31, 2015, as stated in their report, which appears herein.

(c) Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics for our senior executive and financial officers (including our principal executive officer and principal financial officer), as well as a code of business conduct and ethics applicable to all officers, directors and employees, or collectively, the "Codes." The Codes are available on our website at http://www.ctibiopharma.com. Any amendments to, or waivers from, the Codes for our executive officers and directors will be posted on our website at http://www.ctibiopharma.com to the extent required by applicable SEC and NASDAQ rules.

The additional information required by this Item is incorporated herein by reference from the Company’s 2016 definitive proxy statement (which will be filed with the SEC within 120 days after December 31, 2015 in connection with the solicitation of proxies for the Company’s 2016 annual meeting of shareholders) (“2016 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” “Other Information - Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s 2016 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated herein by reference from the Company’s 2016 Proxy Statement under the captions “Other Information - Security Ownership of Certain Beneficial Owners and Management” and “Other Information - Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Company’s 2016 Proxy Statement under the captions “Other Information - Related Party Transactions Overview,” “Other Information - Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s 2016 Proxy Statement under the caption “Proposal 4 - Ratification of the Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
Reports of Marcum LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts
Valuation and qualifying accounts include the following (in thousands):

		Additions
		(1)	(2)
		Charged to	Charged to
	Balance at	costs and	other	(3)	Balance at
Description	1/1/2015	expenses	accounts	Deductions	12/31/2015
Inventory reserve	$—	$1,326	$(25)	$(36)	$1,265

(1) We review our inventories on a quarterly basis for impairment and reserves are established when necessary.
(2) We record inventory in euros and we record foreign currency translation gains and losses from recurring measurement of our inventory in Accumulated other comprehensive income in our consolidated balance sheets.
(3) The amount of inventory reserve is adjusted for the items disposed of during the period.
Refer to the Part II "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies" for further details regarding our accounting policy for inventory and foreign currency translation.
All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(iii)	Exhibits

Exhibit Number	Exhibit Description	Location

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N-1 Preferred Stock).	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated December 8, 2015 (Series N-2 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

3.5	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2015.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Third Amendment to Shareholder Rights Agreement, dated as of December 1, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2015.

4.5	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.6	Form of Common Stock Purchase Warrant, dated May 3, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011.

4.7	Form of Common Stock Purchase Warrant, dated July 5, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011.

4.8	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

4.9	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

Exhibit Number	Exhibit Description	Location
10.1	Office Lease, dated as of January 27, 2012, by and between the Registrant and Selig Holdings Company LLC.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed on March 8, 2012.

10.2*	Employment Agreement between the Registrant and James A. Bianco, dated as of March 10, 2011.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 15, 2011.

10.3*	Amendment to Employment Agreement between the Registrant and James A. Bianco, dated as of March 21, 2013.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 2, 2013.

10.4*	Amendment No. 2 to Employment Agreement between the Registrant and James A. Bianco, dated as of January 6, 2015.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

10.5*	Amendment No. 3 to Employment Agreement between the Registrant and James A. Bianco, dated as of December 23, 2015.	Filed herewith.

10.6*	Offer Letter, by and between the Registrant and Matthew Plunkett, dated July 30, 2012.	Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on February 28, 2013.

10.7*	Offer Letter, by and between the Registrant and Bruce J. Seeley, dated as of July 2, 2015.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2015.

10.8*	Form of Severance Agreement for the Registrant’s Executive Officers other than James A. Bianco (as in effect as of January 6, 2015).	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

10.9*	Form of Severance Agreement for Louis A. Bianco and Jack W. Singer, as amended by Form of Amendment (in each case, as in effect prior to January 6, 2015).	Incorporated by reference to Exhibit 10.5 and 10.6, respectively, to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2009.

10.10*	Severance Agreement, dated as of March 21, 2013, between the Registrant and Matthew Plunkett (as in effect prior to January 6, 2015).	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2013.

10.11*	Severance Agreement, dated as of July 27, 2015, between the Registrant and Bruce J. Seeley	Filed herewith.

10.12*	Director Compensation Policy.	Filed herewith.

10.13*	Form of Indemnity Agreement for the Registrant’s Executive Officers and Directors.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 2, 2014.

10.14*	Form of Italian Indemnity Agreement for certain of the Registrant’s Executive Officers.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2009.

Exhibit Number	Exhibit Description	Location
10.15*	2007 Employee Stock Purchase Plan, as amended and restated.	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2015.

10.16*	CTI BioPharma Corp. 2015 Equity Incentive Plan, effective as of September 23, 2015.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8, filed on September 28, 2015.

10.17*	Form of 2015 Equity Incentive Plan Restricted Stock Award Agreement.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2015.

10.18*	Global Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2015.

10.19*	Global Form of 2015 Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2015.

10.20*	Global Form of 2015 Equity Incentive Plan Stock Bonus Award Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2015.

10.21*	2007 Equity Incentive Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2014.

10.22*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

10.23*	Global Form of 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

10.24*	Global Form of 2007 Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

10.25*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for the Registrant’s directors (relating to applicable awards granted prior to December 17, 2014).	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 26, 2011.

10.26*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (relating to applicable awards granted prior to December 17, 2014).	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2013.

Exhibit Number	Exhibit Description	Location

10.27*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for employees (relating to applicable awards granted prior to December 17, 2014).	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 26, 2011.

10.28*	Form of 2007 Equity Incentive Plan Stock Option Agreement for the Registrant’s directors and officers (relating to applicable awards granted prior to December 17, 2014).	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2013.

10.29*	Form of Stock Award Agreement for grants of fully vested shares under the Registrant’s 2007 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2013.

10.30*	Form of Equity/Long-Term Incentive Award Agreement for James A. Bianco, Louis A. Bianco and Jack W. Singer.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 20, 2012.

10.31*	Form of Equity/Long-Term Incentive Award Agreement for the Registrant’s directors.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 20, 2012.

10.32*	Form of Equity/Long-Term Incentive Award Agreement for Matthew J. Plunkett.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 2, 2013.

10.33*	Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of March 21, 2013, for James A. Bianco, Louis A. Bianco, Jack W. Singer and the Registrant’s directors.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 2, 2013.

10.34*	Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of January 30, 2014, for the Registrant’s directors and officers.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed on March 4, 2014.

10.35*	Form of Equity/Long-Term Incentive Award Agreement for Bruce J. Seeley.	Filed herewith.

10.36*	Form of Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of December 23, 2015, for James A. Bianco, Louis A. Bianco and Jack W. Singer.	Filed herewith.

10.37*	Form of Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of December 23, 2015, for Matthew J. Plunkett and Bruce J. Seeley.	Filed herewith.

10.38	Acquisition Agreement by and among the Registrant, Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.

Exhibit Number	Exhibit Description	Location
10.39	Acquisition Agreement among the Registrant, Cactus Acquisition Corp., Saguaro Acquisition Company LLC, Systems Medicine, Inc. and Tom Hornaday and Lon Smith dated July 24, 2007.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2007.

10.40	Second Amendment to the Acquisition Agreement, dated as of August 6, 2009, by and among the Registrant and each of Tom Hornaday and Lon Smith, in their capacities as Stockholder Representatives.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2009.

10.41†	License Agreement between the Registrant and PG-TXL Company, dated as of November 13, 1998.	Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 1999.

10.42†	Amendment No. 1 to the License Agreement between the Registrant and PG-TXL Company, L.P., dated as of February 1, 2006.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 7, 2006.

10.43†	Termination Agreement, effective January 3, 2014, by and among Novartis International Pharmaceutical Ltd. and the Registrant.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 29, 2014.

10.44†	Asset Purchase Agreement, dated April 18, 2012, between S*BIO Pte Ltd. and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2012.

10.45†	Master Services Agreement, dated July 9, 2012, between Quintiles Commercial Europe Limited CTI Life Sciences Ltd.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 2, 2012.

10.46	Letter of Guarantee, dated July 1, 2012, between the Registrant and Quintiles Commercial Europe Limited.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 2, 2012.

10.47†
Exclusive License and Collaboration Agreement by and between the Registrant, CTI Life Sciences Limited, Laboratoires Servier and Institut de Recherches Internationales Servier dated as of September 16, 2014.
Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2014.

10.48†	Development, Commercialization and License Agreement dated as of November 14, 2013 between the Registrant, Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 4, 2014.

10.49†	First Amendment to the Development, Commercialization and License Agreement by and among the Registrant, Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, effective June 8, 2015.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2015.

10.50†	Drug Product Manufacturing Supply Agreement, dated July 13, 2010, by and between NerPharMa, S.r.l. and the Registrant.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2010.

10.51†	Amended and Restated Exclusive License Agreement, dated October 24, 2014, by and between Vernalis (R&D) Ltd. and the Registrant.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A, filed on November 6, 2014.

Exhibit Number	Exhibit Description	Location
10.52†	Manufacturing and Supply Agreement, dated as of April 15, 2014, by and between the Registrant and DSM Fine Chemicals Austria Nfg GmbH & Co KG.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 4, 2014.

10.53	Registration Rights Agreement, among the Registrant and Baxter Healthcare SA, dated November 14, 2013.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2013.

10.54	Loan and Security Agreement, dated March 26, 2013, by and among the Registrant, Systems Medicine LLC and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2013.

10.55	First Amendment to Loan and Security Agreement, dated March 25, 2014, by and among the Registrant, Systems Medicine LLC and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 29, 2014.

10.56
Second Amendment to Loan and Security Agreement, dated October 22, 2014, by and among the Registrant, Systems Medicine LLC, Hercules Technology Growth Capital, Inc. and Hercules Capital Funding Trust 2012-1.
Incorporated by reference to Exhibit 10.48 to Registrant's Annual Report of Form 10-K, filed on March 12, 2015.

10.57	Third Amendment to Loan and Security Agreement, dated June 9, 2015, by and among Hercules Technology Growth Capital, Inc. (and certain of its affiliates), the Registrant and Systems Medicine LLC.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.58
Fourth Amendment to Loan and Security Agreement, dated December 11, 2015, by and among the Registrant, Systems Medicine LLC, Hercules Capital Funding Trust 2014-1 and Hercules Technology Growth Capital, Inc.
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2015.

10.59	Stipulation of Settlement, dated February 13, 2012.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 15, 2012.

10.60	Stipulation of Settlement, dated November 6, 2012.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2013.

10.61	Stipulation of Settlement	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on September 29, 2015.

10.62	Form of Subscription Agreement for Common Stock.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 29, 2015.

10.63	Letter Agreement, dated December 9, 2015, by and between CTI BioPharma Corp. and BVF Partners L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

Exhibit Number	Exhibit Description	Location

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Filed herewith.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 16, 2016.

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

Signature	Title	Date
/s/ Phillip M. Nudelman Phillip M. Nudelman, Ph.D.	Chairman of the Board and Director	February 16, 2016
/s/ James A. Bianco James A. Bianco, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2016
/s/ Louis A. Bianco Louis A. Bianco	Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	February 16, 2016
/s/ Richard L. Love Richard L. Love	Director	February 16, 2016
/s/ Mary O. Mundinger Mary O. Mundinger, DrPH	Director	February 16, 2016
/s/ Matthew D. Perry Matthew D. Perry	Director	February 16, 2016
/s/ Jack W. Singer Jack W. Singer, M.D.	Director	February 16, 2016
/s/ Frederick W. Telling Frederick W. Telling, Ph.D.	Director	February 16, 2016
/s/ Reed V. Tuckson Reed V. Tuckson, M.D.	Director	February 16, 2016