Form 10-Q
period 2016-03-31
CTI BIOPHARMA CORP
filed 2016-05-10
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2016
Common Stock, no par value	282,930,067

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,641	$128,182
Accounts receivable, net	666	282
Inventory, net	2,911	2,845
Prepaid expenses and other current assets	5,724	3,666
Total current assets	113,942	134,975
Property and equipment, net	3,617	3,718
Other assets	5,882	5,504
Total assets	$123,441	$144,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,712	$10,584
Accrued expenses	18,954	22,133
Current portion of deferred revenue	646	578
Current portion of long-term debt	7,285	37,371
Other current liabilities	1,757	1,743
Total current liabilities	46,354	72,409
Deferred revenue, less current portion	933	1,110
Long-term debt, less current portion	17,314	19,124
Other liabilities	4,097	4,141
Total liabilities	68,698	96,784
Commitments and contingencies
Shareholders' equity:
Common stock, no par value:
Authorized shares - 315,000,000
Issued and outstanding shares - 280,346,792 and 280,461,097 at March 31, 2016 and December 31, 2015, respectively	2,161,013	2,157,300
Accumulated other comprehensive loss	(6,325)	(6,952)
Accumulated deficit	(2,095,005)	(2,098,317)
Total CTI shareholders' equity	59,683	52,031
Noncontrolling interest	(4,940)	(4,618)
Total shareholders' equity	54,743	47,413
Total liabilities and shareholders' equity	$123,441	$144,197

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product sales, net	$1,223	$805
License and contract revenue	35,252	1,923
Total revenues	36,475	2,728
Operating costs and expenses:
Cost of product sold	190	190
Research and development	20,846	17,471
Selling, general and administrative	11,312	12,297
Other operating expense	—	253
Total operating costs and expenses	32,348	30,211
Income (loss) from operations	4,127	(27,483)
Non-operating income (expense):
Interest expense	(714)	(494)
Amortization of debt discount and issuance costs	(101)	(180)
Foreign exchange gain (loss)	198	(728)
Other non-operating expense	(519)	—
Total non-operating expense, net	(1,136)	(1,402)
Net income (loss) before noncontrolling interest	2,991	(28,885)
Noncontrolling interest	321	288
Net income (loss)	$3,312	$(28,597)
Net income (loss) per common share:
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)
Shares used in calculation of earnings (loss) per common share:
Basic	277,930	173,936
Diluted	278,156	173,936

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss) before noncontrolling interest	$2,991	$(28,885)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,363)	2,247
Unrealized foreign exchange gain (loss) on intercompany balance	1,470	(2,754)
Other-than-temporary impairment on available-for-sale securities	519	—
Net unrealized income on securities available-for-sale	1	5
Other comprehensive income (loss)	627	(502)
Comprehensive income (loss)	3,618	(29,387)
Comprehensive loss attributable to noncontrolling interest	321	288
Comprehensive income (loss) attributable to CTI	$3,939	$(29,099)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$2,991	$(28,885)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Baxalta milestone revenue	(32,000)	—
Share-based compensation expense	3,826	4,336
Depreciation and amortization	232	261
Provision for bad debt	321	—
Other-than-temporary impairment on available-for-sale securities	519	—
Noncash interest expense	101	180
Other	(106)	(93)
Changes in operating assets and liabilities:
Accounts receivable	(679)	537
Inventory	68	125
Prepaid expenses and other current assets	(2,004)	(939)
Other assets	(76)	1,219
Accounts payable	7,120	4,331
Accrued expenses	(3,265)	(4,861)
Deferred revenue	(108)	(214)
Total adjustments	(26,051)	4,882
Net cash used in operating activities	(23,060)	(24,003)
Investing activities
Purchases of property and equipment	(29)	(24)
Net cash used in investing activities	(29)	(24)
Financing activities
Repayment of Hercules debt	—	(2,297)
Payment of tax withholding obligations related to stock compensation	(113)	(527)
Other	(136)	(213)
Net cash used in financing activities	(249)	(3,037)

Effect of exchange rate changes on cash and cash equivalents	(203)	526
Net decrease in cash and cash equivalents	(23,541)	(26,538)
Cash and cash equivalents at beginning of period	128,182	70,933
Cash and cash equivalents at end of period	$104,641	$44,395

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,472	$524
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Baxalta milestone advance - earned in lieu of repayment	$(32,000)	$—

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
CTI BioPharma Corp., together with its wholly-owned subsidiaries, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,”  the “Company” and “CTI”, is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on commercializing PIXUVRI in select countries in the European Union, or the E.U., for multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL, and evaluating pacritinib for the treatment of adult patients with myelofibrosis.
We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration, or the FDA, in the United States, or the U.S., the European Medicines Agency, or the EMA, in the E.U. and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve expenditure of substantial resources.
Basis of Presentation
The accompanying unaudited financial information of CTI as of and for the three months ended March 31, 2016 and 2015 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on February 17, 2016.
The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include Systems Medicine LLC and CTI Life Sciences Limited, or CTILS. We also retain ownership of our branch, CTI BioPharma Corp.– Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009.
As of March 31, 2016, we also had a 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.
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

As of March 31, 2016 and December 31, 2015, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. We recorded no allowance for doubtful accounts as of March 31, 2016 and as of December 31, 2015.
Liquidity
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of March 31, 2016, we had an accumulated deficit of $2.1 billion, and we expect to continue to incur net losses.
Our available cash and cash equivalents were $104.6 million as of March 31, 2016. We believe that our present financial resources, together with milestone payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations at least through the next twelve months from the date these financial statements were issued.
We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. Furthermore, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.
Value Added Tax Receivable
Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.9 million and $4.7 million as of March 31, 2016 and December 31, 2015, of which $4.4 million and $4.2 million was included in other assets and $0.5 million and $0.5 million was included in prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of March 31, 2016, the VAT receivable related to operations in Italy is approximately $4.5 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.
Inventory
We carry inventory at the lower of cost or market. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review our inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. Based on assessment of shelf lives and net realizable value of the product, a $1.3 million reserve for excess, obsolete or unsalable inventory was recorded as of each of March 31, 2016 and December 31, 2015.
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
Product sales
We primarily sell PIXUVRI through a limited number of wholesale distributors. We generally record product sales upon receipt of the product by the health care providers and certain distributors at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated rebates, trade discounts, and estimated product returns. Reserves are established for these deductions and actual amounts incurred are offset against the applicable reserves. We reflect these reserves as either a reduction in the related account receivable or as an accrued liability depending on the nature of the sales deduction. These estimates are periodically reviewed and adjusted as necessary.
Milestone payments
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

Reimbursement Arrangements and Collaborative Arrangements
We follow ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the accounting of reimbursement arrangements under our collaborative research and development and commercialization agreements.
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
The intercompany balance due from CTILS is considered to be of a long-term nature. A favorable unrealized foreign exchange gain of $1.5 million and unfavorable unrealized foreign exchange loss of $2.8 million was recorded in cumulative foreign currency translation adjustment account for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the intercompany balance due from CTILS was €27.3 million (or $31.1 million upon conversion from euros as of March 31, 2016). As of December 31, 2015, the intercompany balance due from CTILS was €27.2 million (or $29.5 million upon conversion from euros as of December 31, 2015).
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
Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board, or the FASB, issued new guidance on the balance sheet classification of deferred taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.
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
Recently Issued Accounting Standards
In May 2014, the FASB, issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.
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
In February 2016, the FASB issued a new accounting guidance on accounting for leases which requires the lessees to recognize virtually all of their leases on the balance sheet (other than leases that meet the definition of a short-term lease). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.
In March 2016, the FASB issued a new accounting guidance for employee share-based payments accounting. The accounting standard primarily affects the accounting for forfeitures, minimum statutory tax withholding requirements, and income tax effects related to share-based payments at settlement (or expiration). The accounting guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.
Reclassifications
Certain prior year items have been reclassified to conform to current year presentation.

2. Earnings (Loss) Per Share
The numerator for both basic and diluted earnings (loss) per share, or EPS, is net income (loss). The denominator for basic EPS (referred to as basic shares) is the weighted average number of common shares outstanding during the period, whereas the denominator for diluted EPS (referred to as diluted shares) also takes into account the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Basic and diluted shares for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Basic shares	277,930	173,936
Effect of dilutive securities	226	—
Diluted shares	278,156	173,936

The effect of dilutive securities included unexercised stock options and unvested restricted stock. Equity awards, warrants, and unvested share rights aggregating 23.5 million for the three months ended March 31, 2016 were excluded from the calculation of diluted EPS because they were anti-dilutive. Equity awards, warrants, and unvested share rights aggregating 14.5 million shares for the three months ended March 31, 2015, prior to the application of the treasury stock method, were excluded from the calculation of diluted EPS because they were anti-dilutive.

3. Inventory
The components of PIXUVRI inventory consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$946	$724
Work-in-process	3,291	3,386
Inventory, gross	4,237	4,110
Reserve for expiring inventory	(1,326)	(1,265)
Inventory, net	$2,911	$2,845

4. Milestone Payments
Baxalta
In June 2015, we entered into the First Amendment, or the Pacritinib License Amendment, to the Development, Commercialization and License Agreement, or the Original Pacritinib License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter. Baxalta Incorporated and its affiliates, or Baxalta, have been assigned Baxter’s rights and obligations under the Original Pacritinib License Agreement. Pursuant to the Pacritinib License Amendment, two milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Original Pacritinib License Agreement relating to the following: the $12.0 million milestone payment payable in connection with the regulatory submission of the Marketing Authorization Application, or the MAA, to the EMA with respect to pacritinib, or the MAA Milestone, and the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone. Under the Pacritinib License Amendment, each of the two milestone advances were bearing interest at an annual rate of 9% until the earlier of the date of the first occurrence of the respective milestone or the date that the respective advance plus accrued interest is repaid in full. In the first quarter of 2016, we recorded $32.0 million in License and contract revenue.

5. Legal Proceedings
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
If the final decisions of the Italian Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $10.7 million in losses for the VAT amount assessed including penalties, interest and fees upon conversion from euros as of March 31, 2016.
On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI Biopharma Corp. et al, Case No. 1:16-cv-01044 and McGlothlin v. CTI Biopharma Corp. et al, Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. The lawsuits seek damages in an unspecified amount. We believe that the allegations contained in the complaints are without merit and intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

On March 14, 2016, a Company shareholder filed a derivative lawsuit on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors.  The suit, Wei v. James A. Bianco, et al, 16-2-05818-3, was filed in King County Superior Court, Washington, and names as individual defendants James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling.  Consistent with the requirements of a derivative action, the Company is named as a nominal defendant against which no monetary relief is sought.  The complaint alleges four claims: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct).  Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety.  Plaintiff did not make a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages.  We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

We are also in the process of providing documents in response to a subpoena received from the SEC in January 2016. The SEC's subpoena requests, among other things; internal and external communications related to pacritinib Phase 3 trials, including communications with the independent data monitoring committee, or IDMC, for pacritinib's Phase 3 trials, our steering committee, our board of directors, our audit committee, representatives of Baxter and Baxalta, and the Food and Drug Administration, and other documents related to pacritinib. We believe that the SEC is seeking to determine whether there have been possible violations of the antifraud and certain other provisions of the federal securities laws related to the Company's disclosures concerning, among other things, the clinical test results of pacritinib. The SEC Staff's letter sent with the subpoena stated that the investigation is a fact-finding inquiry, and the investigation and subpoena do not mean that the SEC has concluded that we or anyone else has violated any law. We are cooperating with this investigation.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

6. Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three months ended March 31, 2016 and 2015, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$786	$990
Selling, general and administrative	3,040	3,346
Total share-based compensation expense	$3,826	$4,336

For the three months ended March 31, 2016 and 2015, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2016	2015
Performance rights	$360	$418
Restricted stock	2,071	3,372
Options	1,395	546
Total share-based compensation expense	$3,826	$4,336

7. Other Comprehensive Income (Loss)
Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Gain (Loss) and Impairment on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Gain (Loss) on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2015	$(518)	$(3,849)	$(2,585)	$(6,952)
Current period other comprehensive income (loss)	520	(1,363)	1,470	627
March 31, 2016	$2	$(5,212)	$(1,115)	$(6,325)

During the three months ended March 31, 2016, we recognized other-than-temporary impairment on our investment in available-for-sale securities of $0.5 million in our statements of operations. The value of available-for-sale securities of $21,000 was included in Prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015.

8. Leases
Our deferred rent balance was $3.9 million as of March 31, 2016, of which $0.5 million was included in other current liabilities and $3.4 million was included in other liabilities. As of December 31, 2015, our deferred rent balance was $4.0 million, of which $0.5 million was included in other current liabilities and $3.5 million was included in other liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q may contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements, which include statements concerning sufficiency of cash resources and other projections, product manufacturing and sales, research and development expenses, selling, general and administrative expenses, financings and additional losses. These statements are based on assumptions about many important factors and information currently available to us to the extent that we have thus far had an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. Additionally, these statements are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ending December 31, 2015, or the 2015 Form 10-K, particularly in “Factors Affecting Our Business, Financial Condition, Operating Results and Prospects,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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
PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As a part of the conditional marketing authorization, we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the United States, or the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., we are required to submit the requisite clinical study report for PIX306 by November 2016. We plan to request an extension of such deadline.
In September 2014, we entered into an exclusive license and collaboration agreement, or the Servier Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier, with respect to the development and commercialization of PIXUVRI. Under the Servier Agreement, we retain full commercialization rights to PIXUVRI in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the United Kingdom, or the U.K., and the U.S., while Servier has exclusive rights to commercialize PIXUVRI in all other countries. PIXUVRI is currently available in Austria, Denmark, England/Wales, Finland, France, Germany, Israel, Italy, Netherlands, Norway, Sweden and Turkey. Within the CTI Territory, PIXUVRI is reimbursed in England/Wales and Germany. For additional information on our collaboration with Servier, please see the discussion in Part I, Item 2, “License Agreements and Milestone Activities - Servier.”
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
In August 2014, pacritinib was granted Fast Track designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of intermediate and high risk myelofibrosis, including, but not limited, to patients with disease-related thrombocytopenia, patients experiencing treatment-emergent thrombocytopenia on other JAK2 therapy or patients who are intolerant of, or whose symptoms are sub-optimally managed on, other JAK2 therapy. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.
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
In December 2015, primarily based on the results of the PERSIST-1 trial, we submitted a NDA, to the FDA, for pacritinib requesting U.S. marketing approval of pacritinib for the treatment of patients with intermediate and high-risk myelofibrosis with low platelet counts of less than 50,000 per microliter (<50,000/µL) for whom there are no approved therapies.
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
In February 2015, we received a recommendation from the IDMC in place at the time to terminate the PERSIST-1 trial and hold enrollment of new patients in the PERSIST-2 trial. The IDMC’s recommendation was based on non-statistically significant safety concerns, including mortality, in patients on pacritinib, particularly those who crossover after 24 weeks, which crossover potentially confounds evaluation of survival. The IDMC agreed that the recommendation would be only preliminary until we were unblinded to and could review the primary and secondary endpoint data as well as safety results from the PERSIST-1 trial. The PERSIST IDMC charter explicitly reserved the final decision regarding whether to implement the recommendations with us. The IDMC recommendation was reviewed with the PERSIST Steering Committee, comprised of external experts and the study’s principal investigators. The PERSIST Steering Committee disagreed with the IDMC’s recommendation and expressed the view that the studies should continue as planned. We also asked an independent clinician and a statistician experienced in oversight of clinical trial safety to evaluate the safety profile of pacritinib in the PERSIST-1 trial. Neither was told of the recommendation reached by either the IDMC or the Steering Committee. Both experts agreed with the Steering Committee that the studies could continue. Given the opinions of the external experts and the Steering Committee, the firm that assembled the IDMC and assisted it in its duties hired a second external independent statistician to review the IDMC’s analyses and recommendation. The second statistician also disagreed with the IDMC recommendation and concurred that the studies need not be terminated or enrollment held. The IDMC made its recommendation final in June 2015, at which time we provided to the FDA the information reviewed by the IDMC, as well as the IDMC’s meeting minutes, the written opinion of the Steering Committee co-chairs, the external experts, and the second independent statistician. In July 2015, we requested a meeting with the FDA to confirm whether the FDA agreed with our decision to continue the studies. The FDA assigned the request to a type C meeting and responded in writing to us. The FDA did not mandate any modifications to the studies or place pacritinib on clinical hold at that time, but indicated that it had not yet reviewed the data and noted the difficulty in attempting to draw meaningful conclusions from non-significant results, and that the crossover designs may confound the analysis of survival. We determined that no modifications to the ongoing trials were required. Because we had concerns about the original IDMC’s impartiality, we decided to discharge it, and through an independent firm specializing in IDMCs, retained a new IDMC. The newly constituted IDMC met on several occasions, including following the FDA decision to place the pacritinib program on full clinical hold. Its recommendation was to continue PERSIST-2 as planned.
On February 8, 2016, the FDA notified us that a full clinical hold has been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under the investigational new drug, or an IND, application. Under the full clinical hold, all patients currently on pacritinib must discontinue pacritinib immediately and no patients can be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA cited the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1. The deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In connection with the full clinical hold, the FDA has recommended that we conduct Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submit final study reports and datasets for PERSIST-1 and PERSIST-2, provide certain notifications, revise relevant statements in the related Investigator’s Brochure and informed consent documents and make certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. As a result of the full clinical hold of pacritinib, we have withdrawn the NDA until such time that we have reviewed the safety and efficacy data from PERSIST-2 and decide next steps. The Company is in the process of responding to the full clinical hold by working through the FDA’s recommendations prior to requesting a meeting with them.
In February 2016, we completed patient enrollment in the PERSIST-2 Phase 3 clinical trial of pacritinib for the treatment of patients with myelofibrosis. PERSIST-2 is evaluating pacritinib for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). Under the full clinical hold, all patients participating in the PERSIST-2 clinical trial discontinued pacritinib treatment. Although not all patients enrolled reached the 24-week endpoint prior to the full clinical hold on pacritinib, approximately two thirds of the enrolled patients reached or exceeded the 24-week endpoint evaluation. Therefore, these patients will contribute to the evaluation of the study endpoints. Based on the assumptions of the design, we believe there is sufficient power to reach statistical significance of the primary objectives. Top-line results from the PERSIST-2 Phase 3 trial of pacritinib are expected in the third quarter of 2016.

In March 2016, the FDA expressed interest in allowing patients who were receiving benefit from pacritinib treatment at the time the clinical hold was imposed to submit requests to the FDA to resume pacritinib treatment under a Single Patient IND (SPI) program on a case-by-case basis. The Company is working with investigators in submitting SPI requests to the FDA. Separately, the FDA has informed clinical investigators that emergency requests may be submitted to the FDA for individual patient Expanded Access to pacritinib. Expanded Access, sometimes called “compassionate use,” is the use outside of a clinical trial of an investigational medical product. Pacritinib does not have regulatory approval and is not commercially available. At the time the pacritinib IND was placed on full clinical hold, there were 131 patients from the PERSIST-1 trial and 187 patients from the PERSIST-2 trial who were receiving pacritinib therapy, as well as 98 patients on various investigator-sponsored trials, or ISTs.
Under the Pacritinib License Agreement (defined below), we share joint commercialization rights to pacritinib with Baxalta in the U.S., while Baxalta has exclusive commercialization rights for all indications outside the U.S. For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Baxalta”.
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
Financial Summary
Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $36.5 million for the three months ended March 31, 2016, compared to $2.7 million for the same period in 2015. Our income from operations for the three months ended March 31, 2016 was $4.1 million compared to a loss of $27.5 million during the same period in 2015. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.
In June 2015, we entered into the Pacritinib License Amendment (defined below) with Baxalta. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Original Pacritinib License Agreement (defined below) relating to the following: the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone, and the $12.0 million milestone payment payable in connection with the regulatory submission of the Marketing Authorization Application, or the MAA, to the European Medicines Agency, or EMA, with respect to pacritinib, or the MAA Milestone. In the first quarter of 2016, we recorded $32.0 million in License and contract revenue.
As of March 31, 2016, we had cash and cash equivalents of $104.6 million.

RESULTS OF OPERATIONS
Three months ended March 31, 2016 and 2015
Product sales, net. Product sales, net from PIXUVRI were $1.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. We primarily sell PIXUVRI through a limited number of wholesale distributors. Servier is responsible for distribution of PIXUVRI in the respective countries in its territory. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.

Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. The increase in net product sales of $0.4 million for the three months ended March 31, 2016 compared to the same period in 2015 was primarily related to the pricing and volume variances between the periods presented.
Any expansion of our commercial operations in the E.U. (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.
Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were $1.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.
Product sales, net includes a provision for discounts, rebates and other for current period sales. There was no material activity related to such discounts and rebates during the periods presented and no material balances recorded as of March 31, 2016 and December 31, 2015.
The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. There was no material activity related to the product returns during the periods presented and no material balances recorded as of March 31, 2016 and December 31, 2015.
During the periods presented, there were no material payments and credits applied towards provision for discounts, rebates and other for current or prior period sales.
License and Contract Revenues
License and contract revenues are summarized as follows (in thousands):

		Three Months Ended March 31,
		2016	2015
Baxalta	Milestone and license revenue	$32,000	$—
	Development services revenue	2,876	188
	Total Baxalta revenue	34,876	188

Servier	Milestone and license revenue	—	1,702
	Development services revenue	376	26
	Royalty revenue	—	7
	Total Servier revenue	376	1,735

Total license and contract revenue		$35,252	$1,923
Baxalta
The license and contract revenue under the Pacritinib License Agreement for each of the three months ended March 31, 2016 and 2015 includes $0.2 million of development services revenue recognized from the upfront payment we received in connection with the Pacritinib License Agreement in 2013. The remaining deferred revenue balance was $0.7 million and $1.0 million as of March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016, we recorded $2.7 million of development services revenue relating to the reimbursement of development costs from Baxalta for a portion reimbursable to us under the terms of the Pacritnib License Agreement.  The reimbursement receivable of $2.7 million was included in Prepaid expenses and other current assets as of March 31, 2016. There was no such revenue recorded during the three months ended March 31, 2015.
For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Baxalta”.

Servier
In February 2015, we received a €1.5 million milestone payment (or $1.7 million using the currency exchange rate as of the date we received the funds) under the Servier Agreement relating to the attainment of reimbursement approval for PIXUVRI in Spain. There were no such milestone payments received during the three months ended March 31, 2016.
In February 2016, we entered into an agreement with one of Servier's affiliates whereby CTI is to conduct the pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. $0.4 million of expense reimbursements receivable in relation to this study was included in development services revenue above.
The remaining deferred revenue balance relating to development services allocated from the upfront payment we received in connection with the Servier Agreement was $0.8 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively.
For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities - Servier”.

Operating costs and expenses
Cost of product sold. Cost of product sold is related to sales of PIXUVRI. Cost of product sold was $0.2 million for each of the three months ended March 31, 2016 and 2015. While there were no material changes in overall cost for product sold between the periods presented, there were fluctuations in the quantity of inventory sold as well as the variances in the per-unit cost as discussed below.
We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the Committee for Medicinal Products for Human Use, or the CHMP, which is a committee of the EMA. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization, and therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially; however, as of March 31, 2016, we had a reserve balance of $1.3 million relating to existing inventory expected to be unsalable. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales may increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold; however, such future cost trend will ultimately depend on several factors in the near term, including, but not limited to, the consumption rate and availability of reduced cost inventory, the effect of expiring inventory and applicable manufacturing pricing structures (which will depend, in part, on the particular drug substance manufacturers we select).
Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Compounds:
PIXUVRI	$3,503	$4,176
Pacritinib	11,625	7,881
Opaxio	26	22
Tosedostat	377	33
Operating expenses	4,932	5,026
Research and preclinical development	383	333
Total research and development expenses	$20,846	$17,471

Costs for our compounds include external direct expenses such as principal investigator fees, charges from clinical research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound licensed to and under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to our compounds. External direct costs incurred by us as of March 31, 2016 were $111.9 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $94.6 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd., or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $227.9 million for Opaxio and $12.7 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma). External direct costs incurred by us as of March 31, 2016 were $9.6 million for brostallicin. We did not expend material resources on brostallicin during the periods presented.
Research and development expenses increased to $20.8 million for the three months ended March 31, 2016 compared to $17.5 million for the same period in 2015. The increase of $3.3 million was primarily attributed to our continuing development of pacritinib for myelofibrosis, including our PERSIST-1 and PERSIST-2 Phase 3 clinical trials, and additional costs resulting from the full clinical hold that has been placed by the FDA on pacritinib clinical studies.
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
The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Selling, general and administrative expenses. Selling, general and administrative expenses were $11.3 million for the three months ended March 31, 2016 as compared to $12.3 million for the same period in 2015. This decrease was primarily due to a $1.6 million decrease in consulting and other professional services costs and a $0.7 million decrease in personnel costs. These decreases were offset primarily by a $1.0 million increase in advertising and promotional costs and a $0.3 million increase in legal fees.
Other operating expense. Other operating expense for the three months ended March 31, 2015 represent payment made to Novartis International Pharmaceutical Ltd., or Novartis, as a result of the milestone payments we received in February 2015 under the Servier Agreement relating to the attainment of reimbursement approval for PIXUVRI in Spain. We made no such payment for the same period in 2016. Certain payments are required under the Novartis Termination Agreement (defined below). See Part I, Item 2 "License Agreements and Milestone Activities - Novartis" for further details.
Non-operating income and expenses
Interest expense. Interest expense for the three months ended March 31, 2016 increased by $0.2 million from the same period in 2015 primarily due to the additional principal on our senior secured term loan drawn in the fourth quarter of 2015.
Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended March 31, 2016 was related to our senior secured term loan and the Baxalta milestone advances whereas the amount for the same periods in 2015 was related to our senior secured term loan.
Foreign exchange loss. The foreign exchange gain for the three months ended March 31, 2016 and the foreign exchange loss for the three months ended March 31, 2015 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.
Other non-operating expense. Other non-operating expense of $0.5 million for the three months ended March 31, 2016 represents the other-than-temporary impairment loss recognized on our investment in equity securities.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Cash and cash equivalents. As of March 31, 2016, we had $104.6 million in cash and cash equivalents.
Net cash used in operating activities. Net cash used in operating activities decreased to $23.1 million during the three months ended March 31, 2016 as compared to the $24.0 million for the same period in 2015.
Net cash used in investing activities. Net cash used in investing activities increased to $29,000 for the three months ended March 31, 2016 compared to $24,000 for the same period in 2015 due to an increase in purchases of property and equipment.
Net cash used in financing activities. Net cash used in financing activities decreased to $0.2 million for the three months ended March 31, 2016 compared to $3.0 million for the same period in 2015. The decrease in net cash used in financing activities was primarily due to the repayments made under our senior secured term loan agreement. In June 2015, we amended our senior secured term loan agreement and we are not required to make principal payments until April 1, 2016 - refer to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2015 Form 10-K for further details.
Capital Resources
We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources, together with milestone payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations at least through the next twelve months from the date these financial statements were issued. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for PIXUVRI, pacritinib, Opaxio and tosedostat. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of March 31, 2016, our available cash and cash equivalents were $104.6 million. We had an outstanding principal balance under our senior secured term loan agreement of $25.0 million.
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
Capital Requirements

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of March 31, 2016, we had an accumulated deficit of $2.1 billion, and we expect to continue to incur net losses.
We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. We will need to raise additional funds to operate our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.
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
As of March 31, 2016, our contractual purchase obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 increased by approximately $3.0 million which payments are due over the next twelve months, primarily in relation to our contract field force and medical affairs personnel in Europe. Further, we and Baxalta continue to negotiate terms of a manufacturing agreement which we intend to enter pursuant to the Pacritinib License Agreement. Upon finalizing our manufacturing agreement, we expect that Baxalta will incur related costs under the agreement, and we expect Baxalta to reimburse us or pay directly to the third party contract manufacturing organization for the manufactured product in the amount of approximately $10.8 million and thereby reduce our contractual purchase commitments.

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

We received an upfront payment of $60 million under the Pacritinib License Agreement, which included a $30 million investment in our equity. The Pacritinib License Agreement also provides for us to receive potential additional payments of up to $302 million upon the successful achievement of certain development and commercialization milestones, comprised of $112 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190 million. As of March 31, 2016, we have received milestone payments of $52 million.

In June 2015, we entered into the Pacritinib License Amendment. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the original Pacritinib License Agreement relating to the PERSIST-2 Milestone, and the MAA Milestone. Such advances bear interest at an annual rate of 9% percent until the earlier of (i) the date of first occurrence of the respective milestone and (ii) the date that the respective advance plus accrued interest is repaid in full. In the first quarter of 2016, we recorded $32.0 million in License and contract revenue.

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

The Pacritinib License Agreement will expire when Baxalta has no further obligation to pay royalties to us in any jurisdiction, at which time the licenses granted to Baxalta will become perpetual and royalty-free. We or Baxalta may terminate the Pacritinib License Agreement prior to its expiration in certain circumstances. Following the one-year anniversary of receipt of regulatory approval in certain countries, we may terminate the Pacritinib License Agreement as to one or more such countries if Baxalta has not undertaken requisite regulatory or commercialization efforts in the applicable country and certain other conditions are met. Baxalta may terminate the Pacritinib License Agreement earlier than its expiration in certain circumstances including (i) in the event development costs for myelofibrosis for the period commencing January 1, 2014 are reasonably projected to exceed a specified threshold of $125 million, (ii) as to some or all countries in the event of commercial failure of the licensed product or (iii) without cause following the one-year anniversary of the effective date of the Pacritinib License Agreement, provided that such termination will have a lead-in period of six months before it becomes effective. Additionally, either party may terminate the Pacritinib License Agreement prior to its expiration in events of force majeure, or the other party’s uncured material breach or insolvency. In the event of a termination prior to the expiration date, rights in pacritinib will revert to us.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.2 million in milestone payments during 2014 based on certain enrollment milestones achieved. We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of March 31, 2016.

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

Novartis

In January 2014, we entered into a Termination Agreement, or the Novartis Termination Agreement, with Novartis, to reacquire the rights to PIXUVRI and Opaxio previously granted to Novartis under our agreement entered into in September 2006, as amended, or the Original Novartis Agreement. Pursuant to the Novartis Termination Agreement, the Original Novartis Agreement was terminated in its entirety, except for certain customary provisions, including those pertaining to confidentiality and indemnification, which survive termination.

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
CRITICAL ACCOUNTING ESTIMATES
We make certain judgments and use certain estimates and assumptions when applying accounting principles generally accepted in the U.S. in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary materially from what we anticipate and different assumptions or estimates about the future could change our reported results. There have been no material changes to our critical accounting estimates discussed in our 2015 Form 10-K. For a discussion of our critical accounting estimates, please see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Exchange Market Risk
We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. In addition, certain of our contractual arrangements, such as the Servier Agreement, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Any expansion of our commercial operations in Europe (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our euro denominated assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the euro. As of March 31, 2016, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.6 million as of this date.
Interest Rate Risk
Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance under such loan at March 31, 2016 of $25.0 million, a hypothetical increase of 1.0 percent in interest rates would result in additional interest expense of $0.2 million over the next twelve months. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, refer to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2015 Form 10-K.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI BioPharma Corp.– Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.7 million converted using the currency exchange rate as of March 31, 2016, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

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

On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI Biopharma Corp. et al, Case No. 1:16-cv-01044 and McGlothlin v. CTI Biopharma Corp. et al, Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and

February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act, and Sections 10 and 20 of the Exchange Act. Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. The lawsuits seek damages in an unspecified amount. We believe that the allegations contained in the complaints are without merit and intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

On March 14, 2016, a Company shareholder filed a derivative lawsuit on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The suit, Wei v. James A. Bianco, et al, 16-2-05818-3, was filed in King County Superior Court, Washington and names as individual defendants James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant against which no monetary relief is sought. The complaint alleges four claims: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

We are also in the process of providing documents in response to a subpoena received from the SEC in January 2016. The SEC's subpoena requests, among other things; internal and external communications related to pacritinib Phase 3 trials, including communications with the independent data monitoring committee, or IDMC, for pacritinib's Phase 3 trials, our steering committee, our board of directors, our audit committee, representatives of Baxter and Baxalta, and the Food and Drug Administration, and other documents related to pacritinib. We believe that the SEC is seeking to determine whether there have been possible violations of the antifraud and certain other provisions of the federal securities laws related to the Company's disclosures concerning, among other things, the clinical test results of pacritinib. The SEC Staff's letter sent with the subpoena stated that the investigation is a fact-finding inquiry, and the investigation and subpoena do not mean that the SEC has concluded that we or anyone else has violated any law. We are cooperating with this investigation.

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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $104.6 million as of March 31, 2016. We believe that our present financial resources, together with milestone payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations at least through the next twelve months from the date these financial statements were issued. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and other research and development activities, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, ability to consummate appropriate collaborations for development and commercialization activities, ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of March 31, 2016, we had an outstanding principal balance under our senior secured term loan agreement of $25.0 million. We were required to make monthly interest-only payments in respect thereof in the approximate amount of $0.2 million until March 31, 2016. Following March 31, 2016, we are required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.8 million, with the final principal payment of approximately $3.3 million on December 1, 2018. In addition, we are required to pay a $1.3 million fee on October 1, 2016, subject to certain conditions. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to do so is subject to a number of risks, uncertainties, constraints and consequences, including, but not limited to, the following:

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

We may not be able to maintain our listings on The NASDAQ Capital Market and the Mercato Telematico Azionario, or MTA, in Italy, or trading on these exchanges may otherwise be halted or suspended, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

On March 22, 2016, we received a notification from The NASDAQ Stock Market LLC, or NASDAQ, indicating that we would be delisted if we do not regain compliance with the minimum $1.00 per share closing bid price of our common stock required for continued listing of our common stock on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2).

This notification has no immediate effect on the listing of or the ability to trade our common stock. NASDAQ Listing Rule 5810(c)(3)(A) provides us with a grace period of 180 calendar days, or until September 19, 2016, to regain compliance with the minimum closing bid price requirement. We will achieve compliance if the closing bid price of our common stock is $1.00 per share or more for a minimum of 10 consecutive business days before September 19, 2016. If we do not regain compliance within this grace period, we may be eligible for an additional grace period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and provide NASDAQ with written notice of our intention to cure the deficiency within the second grace period.

We cannot guarantee that we will be able to regain compliance with the minimum bid price requirement before September 19, 2016. We cannot guarantee that we will meet the criteria required to receive an additional grace period of 180 calendar days, or that NASDAQ will grant us such additional grace period. If our board of directors exercises its discretion to approve a reverse stock split to seek to regain compliance with the NASDAQ listing requirements and increase the per share trading price of our common stock, the announcement of the reverse stock split could adversely affect the trading price per share even if we ultimately regain compliance.

If our common stock ceases to be listed for trading on The NASDAQ Capital Market for failure to regain compliance with the minimum $1.00 per share closing bid price requirement or for any other reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under our senior secured term loan and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on The NASDAQ Capital Market or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Delisting from The NASDAQ Capital Market could also affect our ability to maintain our listing or trading on the MTA in Italy. Trading in our common stock has been halted or suspended on both The NASDAQ Capital Market and MTA in the past and may also be halted or suspended in the future due to market or trading conditions at the discretion of The NASDAQ Stock Market, CONSOB or the Borsa Italiana (which ensures the development of the managed markets in Italy). Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2016, we had an accumulated deficit of $2.1 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

If our development and commercialization collaborations are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize our compounds, which could have a material adverse effect on our business.

Our business is heavily dependent on the success of our development and commercialization collaborations. In particular, under the Servier Agreement and the Pacritinib License Agreement, we rely heavily on the respective entities, to collaborate with us to develop and commercialize PIXUVRI and pacritinib, respectively. As a result of our dependence on our relationships with Servier and Baxalta, the success or commercial viability of PIXUVRI and pacritinib is, to a certain extent, beyond our control. We are subject to a number of specific risks associated with our dependence on our collaborative relationship with Servier and Baxalta, including the following: possible disagreements as to the timing, nature and extent of development plans for the respective compound, including clinical trials or regulatory approval strategy; changes in their respective personnel who are key to the collaboration efforts; any changes in their respective business strategies adverse to our interests, whether in connection with a change of control or otherwise; possible disagreements regarding ownership of proprietary rights; the ability to meet our financial and other contractual obligations under the respective agreements; and the possibility that Servier or Baxalta could elect to terminate their respective agreements with us pursuant to “at-will” termination clauses or breach their respective agreements with us. Furthermore, the contingent financial returns under our collaborations with Servier and Baxalta depend in large part on the achievement of development and commercialization milestones and the ability to generate applicable product sales to trigger royalty payments. Therefore, our success, and any associated future financial returns to us and our investors, will depend in large part on the performance of each of Servier and Baxalta. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

If we are unable to address any recommendations or requirements of the FDA under the clinical hold for pacritinib to the satisfaction of the FDA on a timely basis or at all, we could be delayed or prevented from further studying pacritinib or seeking its commercialization.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib until we determine next steps. A full clinical hold is a suspension of the clinical work requested under an investigational new drug application. Under the full clinical hold, all patients currently on pacritinib were required to discontinue pacritinib, and we are not permitted to enroll any new patients or start pacritinib as initial or crossover treatment. In its written notification, the FDA noted interim overall survival results from PERSIST-2 showing a detrimental effect on survival consistent with the results from PERSIST-1, and that deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. The recommendations include conducting Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submitting final study reports and datasets for PERSIST-1 and PERSIST-2, providing certain notifications, revising relevant statements in the related Investigator’s Brochure and informed consent documents and making certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. All clinical investigators worldwide have been delivered a notice of the full clinical hold.

We plan to review the safety and efficacy data from the PERSIST-2 Phase 3 clinical trial and decide next steps, including addressing the FDA’s recommendations. The FDA may not necessarily deem any information we provide or response we make sufficient to lift the full clinical hold on pacritinib or reduce it to a partial clinical hold. Additionally, the FDA may expand its information request or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size before the FDA will consider modifying of lifting the clinical hold, if at all. Complying with any such requests or making any such changes may be time-consuming, expensive and delay or prevent our ability to continue to study pacritinib. The FDA is also conducting a site inspection, the results of which when they become available could result in additional requirements. If we are unable to address the FDA’s recommendations and requests in a manner satisfactory to the FDA, in a timely manner, or at all, we could be delayed from seeking commercialization of pacritinib, which would prevent us from receiving future milestone or royalty payments, and otherwise significantly harm our business.

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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the EMA in the E.U. Some of our other product candidates are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the E.U., we have not received marketing approval for our compounds. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. For instance, on February 8, 2016, the FDA placed pacritinib on full clinical hold and we subsequently withdrew our NDA for pacritinib until we determine next steps. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

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

We were seeking accelerated approval and requested Priority Review of our NDA for pacritinib. However, on February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib until we determine next steps.

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

Because our common stock is traded on the MTA in Italy, we are required to also comply with the rules and regulations of the Commissione Nazionale per le Società e la Borsa , or CONSOB, and the Borsa Italiana S.p.A., or Borsa Italiana, which regulate companies listed on Italy’s public markets. Compliance with Italian regulatory requirements may delay additional issuances of our common stock or other business initiatives. Under Italian law, we must publish a registration document, securities note and summary (which jointly compose a prospectus) that have to be approved by CONSOB prior to issuing common stock that is equal to or exceeds, in any twelve-month period, 10 percent of the number of shares of our common stock outstanding at the beginning of that period, subject to certain exceptions. If we are unable to obtain and maintain a registration document, securities note or summary to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. For example, we have issued convertible preferred stock in numerous prior offerings and may in the future issue convertible securities; the common stock resulting from the conversion of such securities, subject to current provisions of European Directive No. 71/2003 and according to the current interpretations of the Committee of European Securities Regulators, is not subject to the 10 percent limitation imposed by E.U. and Italian law. However, this exception to the prospectus requirement could change or cease to be available as a result of changes in regulations, interpretive positions, and policies or otherwise. Any such change may increase compliance costs or limit our ability to issue securities. Compliance with these regulations and responding to periodic information requests from Borsa Italiana and CONSOB requires us to devote additional time and resources to regulatory compliance matters and to incur additional expenses of engaging additional outside counsel, accountants and other professional advisors. Actual or alleged failure to comply with Italian regulators can also subject us to regulatory investigations and fines or other sanctions from time to time. For more information on a current investigation, see Part II, Item 1, "Legal Proceedings".

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

Our PIXUVRI-directed patents currently in force in Europe began to expire in late March 2015 and will continue to expire through a portion of 2023. Some of these European patents are also subject to Supplementary Protection Certificates such that the extended patents will expire from 2020 to 2027. Although we are seeking to obtain a Supplementary Protection Certificate for one other PIXUVRI-directed patent in Europe that could extend through 2027, there can be no guarantee that such extension will be granted.  In the United States, our PIXUVRI-directed U.S. patent will expire in 2024. Our PIXUVRI-directed patents outside of Europe and the U.S. began to expire in 2015 and will continue to expire through 2023.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.9 million and $4.7 million as of March 31, 2016 and December 31, 2015, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, "Legal Proceedings", and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $10.7 million upon conversion from euros as of March 31, 2016) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part II, Item 1, "Legal Proceedings", we are currently engaged in certain pending legal proceedings, including the purported class action lawsuits filed against us and certain of our current and former directors and officers in February 2016 and the derivative lawsuit filed against us in March 2016. In addition, we are in the process of supplying documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations as described in Part II, Item 1, Legal Proceedings. Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, and if an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

Risks Related To the Securities Markets

Shares of our common stock are subordinate to existing and any future indebtedness and to any preferred stock we may issue.

Shares of our common stock rank junior to our existing indebtedness, including under our senior secured term loan agreement and any future indebtedness we may incur, as well as to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Our senior secured term loan agreement restricts, and any future indebtedness and preferred stock may restrict, payment of dividends on our common stock. Shares of our common stock will also rank junior to any shares of our preferred stock that we may issue in the future.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended May 3, 2016, our stock price has ranged from a low of $0.25 to a high of $2.46. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock.

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
The following table sets forth information with respect to purchases of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	8,064	$1.15	—	—
February 1 - February 29, 2016	13,526	$0.55	—	—
March 1 - March 31, 2016	176,715	$0.55	—	—
Total	198,305	$0.57	—	—
_________________________

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our 2007 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N-1 Preferred Stock).	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated December 8, 2015 (Series N-2 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation, dated April 29, 2016.	Filed herewith.

3.6	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2015.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Third Amendment to Shareholder Rights Agreement, dated as of December 1, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2015.

4.5	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.6	Form of Common Stock Purchase Warrant, dated May 3, 2011 (expiry date on May 4, 2016).	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2011.

4.7	Form of Common Stock Purchase Warrant, dated July 5, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2011.

4.8	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

Exhibit Number	Exhibit Description	Location

4.9	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.1*	CTI BioPharma Corp. Amended and Restated 2015 Equity Incentive Plan, effective as of April 29, 2016.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2016.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: May 10, 2016	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: May 10, 2016	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration