Form 10-Q
period 2016-06-30
CTI BIOPHARMA CORP
filed 2016-08-04
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2016
Common Stock, no par value	282,819,414

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,707	$128,182
Accounts receivable, net	559	282
Receivables from collaborative arrangements	6,568	—
Inventory, net	2,632	2,845
Prepaid expenses and other current assets	2,438	3,666
Total current assets	88,904	134,975
Property and equipment, net	3,412	3,718
Other assets	5,315	5,504
Total assets	$97,631	$144,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,031	$10,584
Accrued expenses	16,984	22,133
Current portion of deferred revenue	467	578
Current portion of long-term debt	7,498	37,371
Other current liabilities	1,772	1,743
Total current liabilities	40,752	72,409
Deferred revenue, less current portion	783	1,110
Long-term debt, less current portion	15,375	19,124
Other liabilities	3,966	4,141
Total liabilities	60,876	96,784
Commitments and contingencies
Shareholders' equity:
Common stock, no par value:
Authorized shares - 415,000,000 and 315,000,000 at June 30, 2016 and December 31, 2015, respectively
Issued and outstanding shares - 282,870,635 and 280,461,097 at June 30, 2016 and December 31, 2015, respectively	2,163,174	2,157,300
Accumulated other comprehensive loss	(6,451)	(6,952)
Accumulated deficit	(2,114,771)	(2,098,317)
Total CTI shareholders' equity	41,952	52,031
Noncontrolling interest	(5,197)	(4,618)
Total shareholders' equity	36,755	47,413
Total liabilities and shareholders' equity	$97,631	$144,197

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$1,051	$852	$2,274	$1,664
License and contract revenue	6,310	248	41,562	2,164
Total revenues	7,361	1,100	43,836	3,828
Operating costs and expenses:
Cost of product sold	160	183	350	373
Research and development	16,697	19,320	37,543	36,791
Selling, general and administrative	9,571	12,624	20,883	24,921
Other operating expense	—	—	—	253
Total operating costs and expenses	26,428	32,127	58,776	62,338
Loss from operations	(19,067)	(31,027)	(14,940)	(58,510)
Non-operating income (expense):
Interest expense	(677)	(597)	(1,391)	(1,091)
Amortization of debt discount and issuance costs	(38)	(131)	(139)	(311)
Foreign exchange gain (loss)	(236)	185	(38)	(543)
Other non-operating expense	(4)	(1,196)	(523)	(1,196)
Total non-operating expense, net	(955)	(1,739)	(2,091)	(3,141)
Net loss before noncontrolling interest	(20,022)	(32,766)	(17,031)	(61,651)
Noncontrolling interest	256	170	577	458
Net loss	$(19,766)	$(32,596)	$(16,454)	$(61,193)
Basic and diluted net loss per common share	$(0.07)	$(0.19)	$(0.06)	$(0.35)
Shares used in calculation of basic and diluted net loss per common share	279,604	175,458	278,767	174,706

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss before noncontrolling interest	$(20,022)	$(32,766)	(17,031)	(61,651)
Other comprehensive income (loss):
Foreign currency translation adjustments	813	(752)	(550)	1,495
Unrealized foreign exchange gain (loss) on intercompany balance	(930)	880	540	(1,874)
Other-than-temporary impairment on available-for-sale securities	—	—	519	—
Net unrealized loss on available-for-sale securities	(9)	(13)	(8)	(8)
Other comprehensive income (loss)	(126)	115	501	(387)
Comprehensive loss	(20,148)	(32,651)	(16,530)	(62,038)
Comprehensive loss attributable to noncontrolling interest	256	170	577	458
Comprehensive loss attributable to CTI	$(19,892)	$(32,481)	(15,953)	(61,580)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(17,031)	$(61,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Baxalta milestone revenue	(32,000)	—
Share-based compensation expense	6,157	7,109
Depreciation and amortization	442	512
Loss on debt extinguishment	—	1,211
Provision for bad debt	345	—
Other-than-temporary impairment on available-for-sale securities	519	—
Noncash interest expense	139	311
Change in value of warrant liability	—	(15)
Other	(222)	(195)
Changes in operating assets and liabilities:
Accounts receivable	(622)	973
Receivables from collaborative arrangements	(6,568)	—
Inventory	269	245
Prepaid expenses and other current assets	1,336	(1,192)
Other assets	285	1,198
Accounts payable	3,726	4,976
Accrued expenses	(5,224)	(2,082)
Deferred revenue	(437)	(328)
Total adjustments	(31,855)	12,723
Net cash used in operating activities	(48,886)	(48,928)
Investing activities
Purchases of property and equipment	(108)	(24)
Net cash used in investing activities	(108)	(24)
Financing activities
Proceeds from Hercules debt, net of issuance costs	—	5,910
Repayment of Hercules debt	(1,764)	(4,659)
Proceeds from Baxalta milestone advance	—	32,000
Payment of tax withholding obligations related to stock compensation	(304)	(544)
Cash paid for preferred stock issuance costs	(314)	(227)
Other	20	22
Net cash (used in) provided by financing activities	(2,362)	32,502

Effect of exchange rate changes on cash and cash equivalents	(119)	381
Net decrease in cash and cash equivalents	(51,475)	(16,069)
Cash and cash equivalents at beginning of period	128,182	70,933
Cash and cash equivalents at end of period	$76,707	$54,864

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,174	$960
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Baxalta milestone advance - earned in lieu of repayment	$(32,000)	$—
Repayment and issuance of Hercules debt	$—	$13,815

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
Basis of Presentation
The accompanying unaudited financial information of CTI as of and for the three and six months ended June 30, 2016 and 2015 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.
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
As of June 30, 2016, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.
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

As of June 30, 2016 and December 31, 2015, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. We recorded $24,000 of allowance for doubtful accounts as of June 30, 2016 and no allowance as of December 31, 2015.
Liquidity
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of June 30, 2016, we had an accumulated deficit of $2.1 billion, and we expect to continue to incur net losses.
Our available cash and cash equivalents were $76.7 million as of June 30, 2016. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations at least through the next twelve months from the date these financial statements were issued.
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
Value Added Tax Receivable
Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.4 million and $4.7 million as of June 30, 2016 and December 31, 2015, of which $4.3 million and $4.2 million was included in other assets and $0.1 million and $0.5 million was included in prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of June 30, 2016, the VAT receivable related to operations in Italy is approximately $4.4 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.
Inventory
We carry inventory at the lower of cost or market. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review our inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. Based on assessment of shelf lives and net realizable value of the product, a reserve balance of $1.1 million and $1.3 million was recorded as of June 30, 2016 and December 31, 2015, respectively, for excess, obsolete or unsalable inventory.
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

Reimbursement Arrangements and Collaborative Arrangements
We follow Accounting Standard Codification, or ASC, 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the accounting of reimbursement arrangements under our collaborative research and development and commercialization agreements.
Cost of Product Sold
Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties and other costs of PIXUVRI product sold. Cost of product sold also includes allowances for excess inventory that may expire and become unsalable.
Foreign Currency Translation and Transaction Gains and Losses
We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters.  For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ equity (deficit), except for intercompany transactions that are of a short-term nature with entities that are consolidated, combined or accounted for by the equity method in our consolidated financial statements. We and our subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.
The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange loss of $0.9 million and an unrealized foreign exchange gain of $0.5 million were recorded in cumulative foreign currency translation adjustment account for the three and six months ended June 30, 2016, respectively, and an unrealized foreign exchange gain of $0.9 million and an unrealized foreign exchange loss of $1.9 million was recorded for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the intercompany balance due from CTILS was €28.4 million (or $31.5 million upon conversion from euros as of June 30, 2016). As of December 31, 2015, the intercompany balance due from CTILS was €27.2 million (or $29.5 million upon conversion from euros as of December 31, 2015).
Net Income (Loss) Per Share
Basic net income (loss) per share, or EPS, is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted EPS assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method.
Equity awards, warrants and unvested share rights aggregating 27.6 million and 14.7 million shares of common stock for the three months ended June 30, 2016 and 2015, respectively, and 26.2 million and 14.6 million shares of common stock for the six months ended June 30, 2016 and 2015, respectively, prior to the application of the treasury stock method, were excluded from the calculation of diluted EPS because they are anti-dilutive.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations of whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, the FASB issued amendments to certain aspects of the new revenue guidance (including transition, collectability, noncash consideration and the presentation of sales and other similar taxes) and provided certain practical expedients. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.
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

In July 2015, the FASB issued a new accounting guidance on simplifying the measurement of inventory which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.
In January 2016, the FASB issued a new accounting standard on recognition and measurement of financial assets and financial liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.
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
Reclassifications
Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory
The components of PIXUVRI inventory consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$565	$724
Work-in-process	3,170	3,386
Inventory, gross	3,735	4,110
Reserve for expiring inventory	(1,103)	(1,265)
Inventory, net	$2,632	$2,845

3. Leases
Our deferred rent balance was $3.8 million as of June 30, 2016, of which $0.5 million was included in other current liabilities and $3.3 million was included in other liabilities. As of December 31, 2015, our deferred rent balance was $4.0 million, of which $0.5 million was included in other current liabilities and $3.5 million was included in other liabilities.

4. Milestone Payments
Baxalta
In June 2015, we entered into the First Amendment, or the Pacritinib License Amendment, to the Development, Commercialization and License Agreement, or the Original Pacritinib License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter. Baxalta Incorporated and its affiliates, or Baxalta, which is now part of Shire plc, have been assigned Baxter’s rights and obligations under the Original Pacritinib License Agreement. Pursuant to the Pacritinib License Amendment, two milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Original Pacritinib License Agreement relating to the following: the $12.0 million milestone payment payable in connection with the regulatory submission of the Marketing Authorization Application, or the MAA, to the EMA with respect to pacritinib, or the MAA Milestone, and the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone. Under the Pacritinib License Amendment, each of the two milestone advances were bearing interest at an annual rate of 9% until the earlier of the date of the first occurrence of the respective milestone or the date that the respective advance plus accrued interest is repaid in full. In the first quarter of 2016, we recorded $32.0 million in License and contract revenue upon the achievement of these two milestones.

5. Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2016 and 2015, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$635	$762	$1,421	$1,752
Selling, general and administrative	1,696	2,011	4,736	5,357
Total share-based compensation expense	$2,331	$2,773	$6,157	$7,109

For the three and six months ended June 30, 2016 and 2015, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performance rights	$209	$423	$569	$841
Restricted stock	1,119	1,586	3,190	4,958
Options	1,003	764	2,398	1,310
Total share-based compensation expense	$2,331	$2,773	$6,157	$7,109

6. Other Comprehensive Income (Loss)
Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Gain (Loss) and Impairment on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Gain (Loss) on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2015	$(518)	$(3,849)	$(2,585)	$(6,952)
Current period other comprehensive income (loss)	511	(550)	540	501
June 30, 2016	$(7)	$(4,399)	$(2,045)	$(6,451)

In the first quarter of 2016, we recognized other-than-temporary impairment on available-for-sale securities of $0.5 million in our condensed consolidated statements of operations. The value of available-for-sale securities of $14,000 and $22,000 was included in Prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015, respectively.

7. Legal Proceedings
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
If the final decisions of the Italian Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $10.4 million in losses for the VAT amount assessed plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment upon conversion from euros as of June 30, 2016.
We are also in the process of providing documents in response to a subpoena received from the SEC in January 2016. The SEC's subpoena requests, among other things; internal and external communications related to pacritinib Phase 3 trials, including communications with the independent data monitoring committee, or IDMC, for pacritinib's Phase 3 trials, our steering committee, our board of directors, our audit committee, representatives of Baxter and Baxalta, and the FDA, and other documents related to pacritinib. We believe that the SEC is seeking to determine whether there have been possible violations of the antifraud and certain other provisions of the federal securities laws related to the Company's disclosures concerning, among other things, the clinical test results of pacritinib. The SEC Staff's letter sent with the subpoena stated that the investigation is a fact-finding inquiry, and the investigation and subpoena do not mean that the SEC has concluded that we or anyone else has violated any law. We are cooperating with this investigation.
On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al, Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al, Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. The lawsuit seeks damages in an unspecified amount. We believe that the allegations contained in the complaints are without merit and intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

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

On May 24, 2016, two CTI shareholders filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, Nahar v. James A. Bianco, et al, Case 2:16-cv-00756, was filed in the United States District Court for the Western District of Washington and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges three claims: 1) breach of fiduciary duty; 2) waste of corporate assets; and 3) gross mismanagement. Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because a majority of the current Board is predisposed to refuse demand because they lack independence and are not disinterested, have already determined that the allegations lack merit and are facing personal liability. Plaintiffs have requested the court determine and award the Company the damages sustained and to be sustained as a result of the alleged conduct, and directing the Company to reform its corporate governance and internal procedures to comply with applicable laws and protect the Company and its shareholders from reoccurrence of the alleged wrongful conduct. On July 14, 2016, the parties filed a stipulated motion to stay the case pending a resolution of the defendants’ motion to dismiss to be filed in In re CTI BioPharma Corp. Securities Litigation. That motion remains pending. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
On June 16, 2016 a CTI shareholder filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, England v. James A. Bianco, et al, 16-2-14422-5, was filed in King County Superior Court and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges four claims: 1) breach of fiduciary duty; 2) abuse of control; 3) gross mismanagement; and 4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence and are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court determine and award the Company the damages sustained as a result of the alleged conduct, and directing the Company and the individual defendants reform and improve its corporate governance to avoid future damages. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
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
PIXUVRI
PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As a part of the conditional marketing authorization, we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the United States, or the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., we are required to submit the requisite clinical study report for PIX306 by November 2016. We plan to request an extension of such deadline in the third quarter of 2016 and expect the extension to be granted in early November 2016.
In September 2014, we entered into an exclusive license and collaboration agreement, or the Servier Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier, with respect to the development and commercialization of PIXUVRI. Under the Servier Agreement, we retain full commercialization rights to PIXUVRI in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the United Kingdom, or the U.K., and the U.S., or collectively, the CTI Territory, while Servier has exclusive rights to commercialize PIXUVRI in all other countries. PIXUVRI is currently available in Austria, Denmark, England/Wales, Finland, France, Germany, Israel, Italy, Netherlands, Norway, Sweden and Turkey. Within the CTI Territory, PIXUVRI is reimbursed in Austria, England/Wales and Germany. For additional information on our collaboration with Servier, please see the discussion in Part I, Item 2, “License Agreements and Milestone Activities - Servier.”

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
In August 2014, pacritinib was granted Fast Track designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of intermediate and high-risk myelofibrosis, including, but not limited, to patients with disease-related thrombocytopenia, patients experiencing treatment-emergent thrombocytopenia on other JAK2 therapy or patients who are intolerant of, or whose symptoms are sub-optimally managed on, other JAK2 therapy. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.
In collaboration with Baxalta Incorporated and its affiliates, or Baxalta, which is now a part of Shire plc as a result of the previously announced combination between Baxalta and Shire, pursuant to our worldwide license agreement to develop and commercialize pacritinib, we are pursuing a comprehensive approach to advancing pacritinib for adult patients with myelofibrosis by conducting two Phase 3 clinical trials: one in a broad set of patients without limitations on blood platelet counts, the PERSIST-1 trial; and the other in patients with low platelet counts, the PERSIST-2 trial.
In May 2015, we announced the final results from PERSIST-1, our pivotal Phase 3 trial of pacritinib in patients with myelofibrosis, without exclusion for low platelet counts.
In December 2015, primarily based on the results of the PERSIST-1 trial, we submitted a New Drug Application, or NDA, to the FDA, for pacritinib requesting U.S. marketing approval of pacritinib for the treatment of patients with intermediate and high-risk myelofibrosis with low platelet counts of less than 50,000 per microliter (<50,000/µL) for whom there are no approved therapies.
The PERSIST-2 trial is a randomized (2:1), open-label, multi-center registration-directed Phase 3 trial evaluating pacritinib compared to best available therapy, or BAT, including the approved JAK inhibitor dosed according to product label, for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). Patients are being randomized to receive 200 mg pacritinib twice daily, 400 mg pacritinib once daily or best available therapy. In October 2013, we reached an agreement with the FDA on a Special Protocol Assessment, or SPA, for the PERSIST-2 trial regarding the planned design, endpoints and statistical analysis approach of the trial. The SPA is a written agreement between us and the FDA regarding the design, endpoints and planned statistical analysis approach of the trial to be used in support of a NDA submission. Under the SPA, the agreed upon co-primary endpoints are the percentage of patients achieving a 35% or greater reduction in spleen volume measured by MRI or CT scan from baseline to Week 24 of treatment and the percentage of patients achieving a TSS reduction of 50% or greater using eight key symptoms as measured by the modified MPN-SAF TSS 2.0 diary from baseline to Week 24. The design of PERSIST-1 and PERSIST-2 allows for patients on the BAT arm to crossover and receive treatment with pacritinib if their disease progresses or after they achieve the 24-week measurement endpoint. Although crossover design of clinical trials may confound evaluation of survival, such designs are frequently used in cancer studies, and the FDA has approved multiple oncology drugs that utilized crossover design in Phase 3 trials.
In February 2015, we received a recommendation from the independent Data Monitoring Committee, or IDMC, in place at the time to terminate the PERSIST-1 trial and hold enrollment of new patients in the PERSIST-2 trial. The IDMC’s recommendation was based on non-statistically significant safety concerns, including mortality, in patients on pacritinib, particularly those who crossover after 24 weeks, which crossover potentially confounds evaluation of survival. The IDMC agreed that the recommendation would be only preliminary until we were unblinded to and could review the primary and secondary endpoint data as well as safety results from the PERSIST-1 trial. The PERSIST IDMC charter explicitly reserved the final decision regarding whether to implement the recommendations with us. The IDMC recommendation was reviewed with the PERSIST Steering Committee, comprised of external experts and the study’s principal investigators. The PERSIST Steering Committee disagreed with the IDMC’s recommendation and expressed the view that the studies should continue as planned. We also asked an independent clinician and a statistician experienced in oversight of clinical trial safety to evaluate the safety profile of pacritinib in the PERSIST-1 trial. Neither was told of the recommendation reached by either the IDMC or the

Steering Committee. Both experts agreed with the Steering Committee that the studies could continue. Given the opinions of the external experts and the Steering Committee, the firm that assembled the IDMC and assisted it in its duties hired a second external independent statistician to review the IDMC’s analyses and recommendation. The second statistician also disagreed with the IDMC recommendation and concurred that the studies need not be terminated or enrollment held. The IDMC made its recommendation final in June 2015, at which time we provided to the FDA the information reviewed by the IDMC, as well as the IDMC’s meeting minutes, the written opinion of the Steering Committee co-chairs, the external experts, and the second independent statistician. In July 2015, we requested a meeting with the FDA to confirm whether the FDA agreed with our decision to continue the studies. The FDA assigned the request to a type C meeting and responded in writing to us. The FDA did not mandate any modifications to the studies or place pacritinib on clinical hold at that time, but indicated that it had not yet reviewed the data and noted the difficulty in attempting to draw meaningful conclusions from non-significant results, and that the crossover designs may confound the analysis of survival. We determined that no modifications to the ongoing trials were required. Because we had concerns about the original IDMC’s impartiality, we decided to discharge it, and through an independent firm specializing in IDMCs, retained a new IDMC. The newly constituted IDMC met on several occasions, including following the FDA decision to place the pacritinib program on full clinical hold. Its recommendation was to continue PERSIST-2 as planned.
On February 8, 2016, the FDA notified us that a full clinical hold has been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under the investigational new drug, or an IND, application. Under the full clinical hold, all patients currently on pacritinib must discontinue pacritinib immediately and no patients can be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA cited the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1. The deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In connection with the full clinical hold, the FDA has recommended that we conduct Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submit final clinical study reports, or CSRs, and datasets for PERSIST-1 and PERSIST-2, provide certain notifications, revise relevant statements in the related Investigator’s Brochure and informed consent documents and make certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. As a result of the full clinical hold of pacritinib, the SPA agreement is no longer binding for PERSIST-2, and we have withdrawn the NDA until such time that we have reviewed the safety and efficacy data from PERSIST-2 and decide next steps. We are in the process of responding to the full clinical hold by working through the FDA’s recommendations prior to requesting a meeting with them. As of this report, the results and CSR from the PERSIST-2 trial are the primary items that remain to be compiled prior to requesting a meeting with the FDA.
In February 2016, we completed patient enrollment in the PERSIST-2 Phase 3 clinical trial of pacritinib for the treatment of patients with myelofibrosis. PERSIST-2 is evaluating pacritinib for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). Under the full clinical hold, all patients participating in the PERSIST-2 clinical trial discontinued pacritinib treatment. Although not all patients enrolled reached the 24-week cutoff prior to the full clinical hold on pacritinib, approximately two thirds of the enrolled patients reached or exceeded the 24-week evaluation. Therefore, these patients will contribute to the evaluation of the study endpoints. Based on the assumptions of the design, we believe there is sufficient power to reach statistical significance of the primary objectives. Top-line results from the PERSIST-2 Phase 3 trial of pacritinib are expected in the third quarter of 2016.
In March 2016, the FDA expressed interest in allowing patients who were receiving benefit from pacritinib treatment at the time the clinical hold was imposed to submit requests to the FDA to resume pacritinib treatment under a Single Patient IND (SPI) program on a case-by-case basis. The Company is working with investigators in submitting SPI requests to the FDA. Separately, the FDA has informed clinical investigators that emergency requests may be submitted to the FDA for individual patient Expanded Access to pacritinib. Expanded Access, sometimes called “compassionate use,” is the use outside of a clinical trial of an investigational medical product. Pacritinib does not have regulatory approval and is not commercially available. At the time the pacritinib IND was placed on full clinical hold, there were 131 patients from the PERSIST-1 trial and 187 patients from the PERSIST-2 trial who were receiving pacritinib therapy, as well as 98 patients on various investigator-sponsored trials, or ISTs. In addition, we learned that the FDA has released the clinical hold on certain investigator-sponsored trials that were evaluating pacritinib.
In June 2016, researchers presented long-term safety and efficacy results from the pivotal Phase 3 trial, PERSIST-1, evaluating pacritinib versus BAT, excluding treatment with JAK2 inhibitors, in patients with myelofibrosis. As previously reported, the PERSIST-1 trial met its primary endpoint in the intent-to-treat population with statistically significant reduction in spleen volume from baseline to Week 24 when compared to patients receiving BAT. The results presented were an update on the efficacy and safety for all patients regardless of their initial platelet count, including patients with very low platelet counts at study entry. A planned analysis of the study up to 72 weeks demonstrated treatment with pacritinib led to durable reductions in spleen volume and symptom burden, two key measures of disease control, in patients with myelofibrosis, including patients with low platelets at baseline. The most frequently occurring adverse events with pacritinib were gastrointestinal events and incidence decreased over time. These and other findings were presented at the 52nd Annual Meeting of the American Society of Clinical Oncology.
In May 2016, Shire confirmed that the EMA validated the MAA, primarily based on the results from the PERSIST-1 trial, for the treatment of splenomegaly or symptoms in adult patients with primary myelofibrosis, PPV myelofibrosis and PET myelofibrosis. Through validation, EMA confirms that the submission is complete and in compliance with legal and regulatory requirements. Successful validation allows the start of the scientific evaluation phase by the EMA’s Committee for Medicinal Products for Human Use, or CHMP. The scientific evaluation under the centralized procedure takes 210 days, excluding up to two clock-stops for responding to questions or providing clarifications, and will be completed by the issuance of an opinion. Should the CHMP grant a positive opinion, it must be confirmed by the European Commission. This phase will take 67 days, after which the Commission will issue a decision which is the actual Marketing Authorization valid in all 28 EU member states. Shire is responsible for all regulatory interactions outside of the U.S.
Under the Pacritinib License Agreement (defined below), we share joint commercialization rights to pacritinib with Baxalta in the U.S., while Baxalta has exclusive commercialization rights for all indications outside the U.S. For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Baxalta”. On June 3, 2016, Shire plc completed its previously announced combination with Baxalta and Baxalta is now a part of Shire plc.
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
Although our efforts are focused on developing and commercializing treatments that target blood-related cancers, our pipeline candidate paclitaxel poliglumex, or Opaxio™, is being evaluated as a maintenance therapy in ovarian cancer through a cooperative group-sponsored Phase 3 clinical trial.
In July 2016, the the GOG Foundation, Inc. (formerly the Gynecologic Oncology Group and currently a member of NRG Oncology) reported to us that based on the DMC review of the interim analyses, it is unlikely that paclitaxel poliglumex or paclitaxel would demonstrate it is superior to no adjuvant therapy in overall survival, and that the DMC recommended releasing the study results early. Pending finalization of those interim results, detailed results are expected to be submitted for presentation at an upcoming scientific meeting. GOG-0212 is the largest maintenance study in this setting, having enrolled 1,157 patients.
Financial Summary
Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $7.4 million and $43.8 million for the three and six months ended June 30, 2016, respectively, compared to $1.1 million and $3.8 million for the respective periods in 2015. Our loss from operations for the three and six months ended June 30, 2016 was $19.1 million and $14.9 million, respectively, compared to $31.0 million and $58.5 million for the respective periods in 2015. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.
In June 2015, we entered into the Pacritinib License Amendment (defined below) with Baxalta. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Original Pacritinib License Agreement (defined below) relating to the following: the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone, and the $12.0 million milestone payment payable in connection with the regulatory submission of the MAA, to the EMA, with respect to pacritinib, or the MAA Milestone. We had received the cash advance for the milestone payments in the second quarter of 2015 that was accounted for as long-term debt until the achievement of the associated milestones in the first quarter of 2016 at which time we recorded $32.0 million in License and contract revenue.
As of June 30, 2016, cash and cash equivalents were $76.7 million.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2016 and 2015
Product sales, net. Product sales, net from PIXUVRI were $1.1 million and $0.9 million for the three months ended June 30, 2016 and 2015, and $2.3 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. We primarily sell PIXUVRI through a limited number of wholesale distributors. Servier is responsible for distribution of PIXUVRI in the respective countries in its territory. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.
Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. The increase in net product sales of $0.2 million and $0.6 million for the three and six months ended June 30, 2016, respectively, compared to the respective periods in 2015 was primarily related to the pricing and volume variances between the periods presented.
Any expansion of our commercial operations in the E.U. (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.
Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were $1.0 million and $0.9 million for the three months ended June 30, 2016 and 2015, and $2.2 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.
Product sales, net includes a provision for discounts, rebates and other for current period sales. There was no material activity related to such discounts and rebates during the periods presented and no material balances recorded as of June 30, 2016 and December 31, 2015.
The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. There was no material activity related to product returns during the periods presented and no material balances recorded as of June 30, 2016 and December 31, 2015.
During the periods presented, there were no material payments and credits applied towards provision for discounts, rebates and other for current or prior period sales.
License and Contract Revenues
License and contract revenues are summarized as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Baxalta	Milestone and license revenue	$—	$—	$32,000	$—
	Development services revenue	6,165	223	9,041	411
	Total Baxalta revenue	6,165	223	41,041	411

Servier	Milestone and license revenue	—	—	—	1,702
	Development services revenue	145	25	521	51
	Total Servier revenue	145	25	521	1,753

Total license and contract revenue		$6,310	$248	$41,562	$2,164

Baxalta
The license and contract revenue under the Pacritinib License Agreement for each of the three months ended June 30, 2016 and 2015 includes $0.2 million of development services revenue recognized from the upfront payment we received in connection with the Pacritinib License Agreement in 2013. The license and contract revenue for each of the six months ended June 30, 2016 and 2015 includes $0.4 million of such development services revenue.
The remaining deferred revenue balance was $0.6 million and $1.0 million as of June 30, 2016 and December 31, 2015, respectively.
During the three and six months ended June 30, 2016, we recorded $6.0 million and $8.7 million of development services revenue relating to the reimbursement of development costs from Baxalta for a portion reimbursable to us under the terms of the Pacritnib License Agreement.  The reimbursement receivable of $6.4 million was included in Receivables from collaborative arrangements as of June 30, 2016. There was no such revenue recorded during the three and six months ended June 30, 2015.
For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Baxalta”.
Servier
In February 2015, we received a €1.5 million milestone payment (or $1.7 million using the currency exchange rate as of the date we received the funds) under the Servier Agreement relating to the attainment of reimbursement approval for PIXUVRI in Spain. There were no such milestone payments received during the three and six months ended June 30, 2016.
In February 2016, we entered into an agreement with one of Servier's affiliates whereby CTI is to conduct the pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. During the three and six months ended June 30, 2016, $0.1 million and $0.5 million of expense reimbursements in relation to this study was included in development services revenue above, respectively, of which $0.1 million was included in Receivables from collaborative arrangements as of June 30, 2016. There was no such revenue during the three and six months ended June 30, 2015.
The deferred revenue balance relating to development services allocated from the upfront payment we received in connection with the Servier Agreement in 2014 was $0.7 million as of both June 30, 2016 and December 31, 2015.
For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities - Servier”.

Operating costs and expenses
Cost of product sold. Cost of product sold is related to sales of PIXUVRI. Cost of product sold for each of the three months ended June 30, 2016 and 2015 was $0.2 million. Cost of product sold for each of the six months ended June 30, 2016 and 2015 was $0.4 million. While there were no material changes in overall cost of product sold between the periods presented, there were fluctuations in the quantity of inventory sold as well as in the per-unit cost of product sold. A larger quantity of inventory with a higher per-unit cost was sold during the six months ended June 30, 2015 despite the overall sale of fewer units during the period. Additionally, we recorded a write-off of $37,000 for expired inventory during the six months ended June 30, 2015, while there was no significant write-off recorded in the comparable period in 2016.
We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the EMA's CHMP. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization and, therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced-cost inventory is expected to be available for us to use commercially; however, as of June 30, 2016, we had a reserve balance of $1.1 million relating to existing inventory expected to be unsalable. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales may increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold; however, such future cost trend will ultimately depend on several factors in the near term, including, but not limited to, the consumption rate and availability of reduced cost inventory, the effect of expiring inventory and applicable manufacturing pricing structures (which will depend, in part, on the particular drug substance manufacturers we select).

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Compounds:
PIXUVRI	$3,068	$4,147	$6,571	$8,323
Pacritinib	7,492	9,181	19,117	17,062
Opaxio	39	(10)	65	12
Tosedostat	827	226	1,204	259
Operating expenses	5,056	5,559	10,044	10,585
Research and preclinical development	215	217	542	550
Total research and development expenses	$16,697	$19,320	$37,543	$36,791

Costs for our compounds include external direct expenses such as principal investigator fees, charges from clinical research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound licensed to and under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to our compounds. External direct costs incurred by us as of June 30, 2016 were $115.0 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $102.1 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd., or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $227.9 million for Opaxio and $13.5 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma). External direct costs incurred by us as of June 30, 2016 were $9.6 million for brostallicin. We did not expend material resources on brostallicin during the periods presented.
Research and development expenses decreased to $16.7 million for the three months ended June 30, 2016 compared to $19.3 million for the same period in 2015. The decrease was primarily attributable to a reduction in PIXUVRI clinical manufacturing costs and medical affairs activities in Europe in addition to a reduction in pacritinib development costs due to study closures as a result of the full clinical hold that was placed by the FDA in February 2016. Research and development expenses increased to $37.5 million for the six months ended June 30, 2016, compared to $36.8 million for the same period in 2015. The increase was primarily attributed to our continuing development of pacritinib for myelofibrosis, including our PERSIST-1 and PERSIST-2 Phase 3 clinical trials, additional costs resulting from the full clinical hold that was placed by the FDA in February 2016 and manufacturing costs.
Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time and resources to develop our current and any future product candidates. Our product candidates, pacritinib, tosedostat and Opaxio are currently in clinical development, and our product PIXUVRI, which is currently being commercialized in parts of Europe, is undergoing a post-authorization trial. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib, tosedostat and Opaxio, and to complete the post-authorization PIX306 trial of PIXUVRI, because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. For example, on February 8, 2016, the FDA placed a full clinical hold on pacritinib. Even if our drug candidates progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib, tosedostat or Opaxio to generate material net cash inflows. In order to generate revenue from these compounds, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.
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
Selling, general and administrative expenses. Selling, general and administrative expenses were $9.6 million for the three months ended June 30, 2016, compared to $12.6 million for the same period in 2015. This decrease was primarily due to a $1.2 million decrease in consulting and other professional services costs, a $1.0 million decrease in advertising, promotion, administrative and travel costs as well as a $0.3 million decrease in bad debt expense. Selling, general and administrative expenses were $20.9 million for the six months ended June 30, 2016, compared to $24.9 million for the same period in 2015. This decrease was primarily due to a $2.8 million decrease in consulting and other professional services and a $0.7 million decrease in personnel cost.
Other operating expense. Other operating expense for the six months ended June 30, 2015 relates to the payment made to Novartis International Pharmaceutical Ltd., or Novartis, as a result of the milestone payments we received in February 2015 under the Servier Agreement relating to the attainment of reimbursement approval for PIXUVRI in Spain. We made no such payment for the other periods presented. Certain payments are required under the Novartis Termination Agreement (defined below). See Part I, Item 2 "License Agreements and Milestone Activities - Novartis" for further details.
Non-operating income and expenses
Interest expense. Interest expense for the three and six months ended June 30, 2016 was $0.7 million and $1.4 million, respectively, and was $0.6 million and $1.1 million, respectively, for the same periods in 2015. Interest expense was primarily related to our senior secured term loan. The increase in interest expense is primarily due to the additional principal on our senior secured term loan drawn in the fourth quarter of 2015.
Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three and six months ended June 30, 2016 was $38,000 and $0.1 million, respectively, and was related to our senior secured term loan and the Baxalta milestone advances. Amortization of debt discount and issuance costs for the same periods in 2015 was $0.1 million and $0.3 million, respectively, and was primarily related to our senior secured term loan.
Foreign exchange gain (loss). The foreign exchange gain (loss) for the three and six months ended June 30, 2016 and for the same periods in 2015 was due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.
Other non-operating expense. Other non-operating expense of $0.5 million for the six months ended June 30, 2016 represents the other-than-temporary impairment recognized on our investment in equity securities during the first quarter of 2016. There was no such expense during the three months ended June 30, 2016. Other non-operating expense of $1.2 million for the three and six months ended June 30, 2015 was primarily related to a $1.2 million loss on debt extinguishment in connection with our entry into an amendment to our senior secured term loan agreement.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Cash and cash equivalents. As of June 30, 2016, we had $76.7 million in cash and cash equivalents.
Net cash used in operating activities. Net cash used in operating activities of $48.9 million during the six months ended June 30, 2016 was flat compared to the same period in 2015.
Net cash used in investing activities. Net cash used in investing activities increased to $0.1 million for the six months ended June 30, 2016 compared to $24,000 for the same period in 2015, due to an increase in purchases of property and equipment.
Net cash provided by (used in) financing activities. Net cash used in financing activities was $2.4 million for the six months ended June 30, 2016 compared to $32.5 million of net cash provided by financing activities for the same period in 2015. The net cash used for the six months ended June 30, 2016 was primarily due to the repayments made under our senior secured term loan agreement. The net cash provided by financing activities for the same period in 2015 was primarily due to the additional principal we received under our senior secured term loan agreement as well as the receipt of Baxalta milestone advance - please refer to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2015 Form 10-K for further details.
Capital Resources
We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations at least through the next twelve months from the date these financial statements were issued. However, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for PIXUVRI, pacritinib, tosedostat and OPAXIO. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of June 30, 2016, our available cash and cash equivalents totaled $76.7 million. We had an outstanding principal balance under our senior secured term loan agreement of $23.2 million.
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
Capital Requirements
We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of June 30, 2016, we had an accumulated deficit of $2.1 billion and we expect to continue to incur net losses.
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
As of June 30, 2016, our contractual purchase obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 decreased by approximately $5.2 million for which payments are due over the next twelve months, primarily relating to a manufacturing agreement in which payments will be deferred beyond the next twelve months. Further, we and Shire continue to negotiate terms of a manufacturing agreement which we intend to enter pursuant to the Pacritinib License Agreement. Upon finalizing our manufacturing agreement, we expect that Shire will incur related costs under the agreement, and we expect Shire to reimburse us or pay directly to the third party contract manufacturing organization for the manufactured product in the amount of approximately $10.8 million, thereby reducing our contractual purchase commitments.

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

Baxalta

In November 2013, we entered into a Development, Commercialization and License Agreement, dated as of November 14, 2013, between Baxter International Inc., or Baxter, and the Company, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas, or the Original Pacritinib License Agreement. The

Original Pacritinib License Agreement, the rights and obligations to which Baxter has assigned to Baxalta, which is now part of Shire plc, was amended by a first amendment thereto, or the Pacritinib License Amendment, effective June 8, 2015. The Original Pacritinib License Agreement, as amended by the Pacritinib License Amendment, is referred to herein as the “Pacritinib License Agreement”. Under the Pacritinib License Agreement, Baxalta has an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable license (which is sub-licensable under certain circumstances) relating to pacritinib. Licensed products under the Pacritinib License Agreement consist of products in which pacritinib is an ingredient.

We received an upfront payment of $60 million under the Pacritinib License Agreement, which included a $30 million investment in our equity. The Pacritinib License Agreement also provides for us to receive potential additional payments of up to $302 million upon the successful achievement of certain development and commercialization milestones, comprised of $112 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190 million. As of June 30, 2016, we have received milestone payments of $52 million.

In June 2015, we entered into the Pacritinib License Amendment. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the original Pacritinib License Agreement relating to the PERSIST-2 Milestone, and the MAA Milestone. Such advances bear interest at an annual rate of 9% until the earlier of (i) the date of first occurrence of the respective milestone and (ii) the date that the respective advance plus accrued interest is repaid in full. In the first quarter of 2016, we recorded $32.0 million in License and contract revenue.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.2 million in milestone payments during 2014 based on certain enrollment milestones achieved. We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of June 30, 2016.

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

Under the Novartis Termination Agreement, we agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of PIXUVRI and Opaxio unless the recipient thereof agrees to be bound by the terms of the Novartis Termination Agreement. We also agreed to provide potential payments to Novartis, including a percentage ranging from the low double-digits to the mid-teens, of any consideration received by us or our affiliates in connection with any transfer, license, sublicense or other grant of rights with respect to intellectual property of PIXUVRI or Opaxio, respectively; provided that such payments will not exceed certain prescribed ceilings in the low single digit millions. Novartis is entitled to receive potential payments of up to $16.6 million upon the successful achievement of certain sales milestones of PIXUVRI and Opaxio. We are also obligated to pay to Novartis tiered low single digit percentage royalty payments for the first several hundred million in annual net sales, and 10% royalty payments thereafter based on annual net sales of each of PIXUVRI and Opaxio, subject to reduction in the event generic drugs are introduced and sold by a third party, causing the sale of PIXUVRI or Opaxio to fall by a percentage in the high double-digits. To the extent we are required to pay royalties on net sales of Opaxio pursuant to the PG-TXL Agreement, we may credit a percentage of the amount of such royalties paid to those payable to Novartis, subject to certain exceptions. Royalty payments for both PIXUVRI and Opaxio are subject to certain minimum floor percentages in the low single digits.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Exchange Market Risk
We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. Certain of our contractual arrangements, such as the Servier Agreement, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Any expansion of our commercial operations in Europe (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our euro denominated assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the euro. As of June 30, 2016, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20% against the dollar, our net asset balance would decrease by approximately $1.7 million as of this date.
Interest Rate Risk

Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance under such loan at June 30, 2016 of $23.2 million, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of $0.2 million over the next twelve months. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, refer to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2015 Form 10-K.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Financial Information

With respect to our unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six-month periods ended June 30, 2016 and June 30, 2015, included herein, Marcum LLP, or Marcum, reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 4, 2016 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Marcum is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of CTI BioPharma Corp.

We have reviewed the accompanying condensed consolidated balance sheet of CTI BioPharma Corp. as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the condensed consolidated financial information taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in accordance with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of CTI BioPharma Corp. as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP
Marcum LLP
San Francisco, California
August 4, 2016

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.4 million converted using the currency exchange rate as of June 30, 2016, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.
Following is a summary of the status of the legal proceedings surrounding each respective VAT year return at issue:

•
2003 VAT. In September 2011, the Provincial Tax Court issued decision no. 229/3/2011, which (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the ITA liable to pay us €10,000, as partial refund of the legal expenses we incurred for our appeal. In October 2012, the ITA appealed this decision. In June 2013, the Regional Tax Court issued decision no. 119/50/13, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. We believe that such decision has not carefully taken into account our arguments and the documentation we filed, and therefore appealed such decision in front of the Supreme Court both on procedural grounds and on the merits of the case in January 2014. In January 2014 the Company was provided a notice of payment with which the ITA requested the advance payment of €0.4 million of VAT, interest and penalties. We paid such amount in March 2014.

•
2005 VAT. In January 2011, the Provincial Tax Court issued decision No. 4/2010 which (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the ITA to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. Both the ITA and the Company appealed to the higher court against the decision. In October 2012, the Regional Tax Court issued a decision no. 127/31/2012, which (i) fully accepted the merits of our appeal and (ii) confirmed that no penalties can be imposed against us. In April 2013, the ITA appealed the decision to the Italian Supreme Court.

•
2006 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2007 VAT case) in which it (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for the 2006 and 2007 VAT cases the ITA was liable to pay us €10,000 as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2007 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us, and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal. In November 2013, the ITA appealed the decision to the Supreme Court.

•
2007 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2006 VAT case described above) in which the Provincial Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for the 2006 and 2007 VAT cases the ITA was liable to pay us €10,000 as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2006 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us, and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal. In November 2013, the ITA appealed the decision to the Supreme Court.

Securities and Exchange Commission Subpoena
We are also in the process of providing documents in response to a subpoena received from the SEC in January 2016. The SEC's subpoena requests, among other things; internal and external communications related to pacritinib Phase 3 trials, including communications with the independent data monitoring committee, or IDMC, for pacritinib's Phase 3 trials, our steering committee, our board of directors, our audit committee, representatives of Baxter and Baxalta, and the FDA, and other documents related to pacritinib. We believe that the SEC is seeking to determine whether there have been possible violations of the antifraud and certain other provisions of the federal securities laws related to the Company's disclosures concerning, among other things, the clinical test results of pacritinib. The SEC Staff's letter sent with the subpoena stated that the investigation is a fact-finding inquiry, and the investigation and subpoena do not mean that the SEC has concluded that we or anyone else has violated any law. We are cooperating with this investigation.
In re CTI BioPharma Corp. Securities Litigation
On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al, Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al, Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. The lawsuit seeks damages in an unspecified amount. We believe that the allegations contained in the complaints are without merit and intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
Wei v. James A. Bianco, et al
On March 14, 2016, a Company shareholder filed a derivative lawsuit on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The suit, Wei v. James A. Bianco, et al, 16-2-05818-3, was filed in King County Superior Court, Washington and names as individual defendants James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant against which no monetary relief is sought. The complaint alleges four claims: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence and are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
Nahar v. James A. Bianco, et al
On May 24, 2016, two CTI shareholders filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, Nahar v. James A. Bianco, et al, Case 2:16-cv-00756, was filed in the United States District Court for the Western District of Washington and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges three claims: 1) breach of fiduciary duty; 2) waste of corporate assets; and 3) gross mismanagement. Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because a majority of the current Board is predisposed to refuse demand because they lack independence and are not disinterested, have already determined that the allegations lack merit and are facing personal liability. Plaintiffs have requested the court determine and award the Company the damages sustained and to be sustained as a result of the alleged conduct, and directing the Company to reform its corporate governance and internal procedures to comply with applicable laws and protect the Company and its shareholders from reoccurrence of the alleged wrongful conduct. On July 14, 2016, the parties filed a stipulated motion to stay the case pending a resolution of the defendants’ motion to dismiss to be filed in In re CTI BioPharma Corp. Securities Litigation. That motion remains pending. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
England v. James A. Bianco, et al
On June 16, 2016 a CTI shareholder filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, England v. James A. Bianco, et al, 16-2-14422-5, was filed in King County Superior Court and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges four claims: 1) breach of fiduciary duty; 2) abuse of control; 3) gross mismanagement; and 4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence and are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court determine and award the Company the damages sustained as a result of the alleged conduct, and directing the Company and the individual defendants reform and improve its corporate governance to avoid future damages. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $76.7 million as of June 30, 2016. We believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations at least through the next twelve months from the date these financial statements were issued. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and other research and development activities, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, ability to consummate appropriate collaborations for development and commercialization activities, ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of June 30, 2016, we had an outstanding principal balance under our senior secured term loan agreement of $23.2 million. We were required to make monthly interest-only payments in respect thereof in the approximate amount of $0.2 million until March 31, 2016. Following March 31, 2016, we are required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.8 million, with the final principal payment of approximately $3.3 million on December 1, 2018. In addition, we are required to pay a $1.3 million fee on October 1, 2016, subject to certain conditions. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

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

This notification has no immediate effect on the listing of or the ability to trade our common stock. NASDAQ Listing Rule 5810(c)(3)(A) provides us with a grace period of 180 calendar days, or until September 19, 2016, to regain compliance with the minimum closing bid price requirement. We will achieve compliance if the closing bid price of our common stock is $1.00 per share or more for a minimum of 10 consecutive business days before September 19, 2016. If we do not regain compliance within this grace period, we may be eligible for an additional grace period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and provide NASDAQ with written notice of our intention to cure the deficiency within the second grace period. We plan to request the additional grace period of 180 calendar days, if we are not able to regain compliance with the minimum closing bid price requirement during the initial grace period.

We cannot guarantee that we will be able to regain compliance with the minimum bid price requirement before September 19, 2016. We cannot guarantee that we will meet the criteria required to receive an additional grace period of 180 calendar days or that NASDAQ will grant us such additional grace period. If our board of directors exercises its discretion to approve a reverse stock split to seek to regain compliance with the NASDAQ listing requirements and increase the per share trading price of our common stock, the announcement of the reverse stock split could adversely affect the trading price per share even if we ultimately regain compliance.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2016, we had an accumulated deficit of $2.1 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

If our development and commercialization collaborations are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize our compounds, which could have a material adverse effect on our business.

Our business is heavily dependent on the success of our development and commercialization collaborations. In particular, under the Servier Agreement and the Pacritinib License Agreement, we rely heavily on the respective entities, to collaborate with us to develop and commercialize PIXUVRI and pacritinib, respectively. As a result of our dependence on our relationships with Servier and Shire, the success or commercial viability of PIXUVRI and pacritinib is, to a certain extent, beyond our control. We are subject to a number of specific risks associated with our dependence on our collaborative relationship with

Servier and Shire, including the following: possible disagreements as to the timing, nature and extent of development plans for the respective compound, including clinical trials or regulatory approval strategy; changes in their respective personnel who are key to the collaboration efforts; any changes in their respective business strategies adverse to our interests, whether in connection with a change of control or otherwise; possible disagreements regarding ownership of proprietary rights; the ability to meet our financial and other contractual obligations under the respective agreements; and the possibility that Servier or Shire could elect to terminate their respective agreements with us pursuant to “at-will” termination clauses or breach their respective agreements with us. For example, the June 2016 acquisition of Baxalta by Shire plc could result in personnel changes at Shire or otherwise affect Shire’s commitments to the collaboration. Furthermore, the contingent financial returns under our collaborations with Servier and Shire depend in large part on the achievement of development and commercialization milestones and the ability to generate applicable product sales to trigger royalty payments. Therefore, our success, and any associated future financial returns to us and our investors, will depend in large part on the performance of each of Servier and Shire. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

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

In particular, with respect to the commercialization of PIXUVRI and any future potential commercialization of pacritinib, we will be heavily dependent on our collaboration partners, Servier and Shire, respectively. The failure of Servier or Shire (or any other applicable collaboration partner) to fulfill its respective commercialization obligations with respect to a compound, or the occurrence of any of the events in the list above, could adversely affect the commercialization of our products. If we fail to commercialize products or if our future products do not achieve significant market acceptance, we will not likely generate significant revenues or become profitable.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products, including PIXUVRI, are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as our ongoing PIX306 trial of PIXUVRI required by the EMA. We cannot predict the outcome of PIX306 or whether we will be able to complete the associated requirements in a timely manner. If we are unable to submit the requisite PIX306 clinical study report by the due date in November 2016 and are unable to obtain an extension of such deadline, or if we are otherwise unable to satisfy all applicable requirements, our conditional marketing authorization for PIXUVRI may be revoked. We plan to request an extension of such deadline in the third quarter of 2016 and expect the extension to be granted in early November 2016.

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

Because our common stock is traded on the MTA in Italy, we are required to also comply with the rules and regulations of the Commissione Nazionale per le Società e la Borsa , or CONSOB, and the Borsa Italiana S.p.A., or Borsa Italiana, which regulate companies listed on Italy’s public markets. Compliance with Italian regulatory requirements may delay additional issuances of our common stock or other business initiatives. Under Italian law, we must publish a registration document, securities note and summary (which jointly compose a prospectus) that have to be approved by CONSOB prior to issuing common stock that is equal to or exceeds, in any twelve-month period, 10% of the number of shares of our common stock outstanding at the beginning of that period, subject to certain exceptions. If we are unable to obtain and maintain a registration document, securities note or summary to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. For example, we have issued convertible preferred stock in numerous prior offerings and may in the future issue convertible securities; the common stock resulting from the conversion of such securities, subject to current provisions of European Directive No. 71/2003 and according to the current interpretations of the Committee of European Securities Regulators, is not subject to the 10% limitation imposed by E.U. and Italian law. However, this exception to the prospectus requirement could change or cease to be available as a result of changes in regulations, interpretive positions, and policies or otherwise. Any such change may increase compliance costs or limit our ability to issue securities. Compliance with these regulations and responding to periodic information requests from Borsa Italiana and CONSOB requires us to devote additional time and resources to regulatory compliance matters and to incur additional expenses of engaging additional outside counsel, accountants and other professional advisors. Actual or alleged failure to comply with Italian regulators can also subject us to regulatory investigations and fines or other sanctions from time to time. For more information on a current investigation, see Part II, Item 1, "Legal Proceedings".

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

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on single vendors. In particular, our current business structure contemplates, at least in the foreseeable future, use of a single commercial supplier for PIXUVRI drug substance. In addition, in the event pacritinib is approved, we are initially preparing to have only one commercial supplier for pacritinib. Although our collaborator, Shire, intends to qualify an additional manufacturer of pacritinib, the process for obtaining approval of a manufacturer can be lengthy. The use of single vendors for core operational activities, such as clinical trial operations, manufacturing and distribution, and the resulting lack of diversification, expose us to the risk of a material interruption in service related to these single, outside vendors. As a result, our exposure to this concentration risk could harm our business.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.4 million and $4.7 million as of June 30, 2016 and December 31, 2015, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, "Legal Proceedings", and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $10.4 million upon conversion from euros as of June 30, 2016) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part II, Item 1, "Legal Proceedings", we are currently engaged in certain pending legal proceedings, including the purported class action lawsuits filed against us and certain of our current and former directors and officers in February 2016 and the three derivative lawsuits filed against us in March, May and June 2016. In addition, we are in the process of supplying documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations as described in Part II, Item 1, "Legal Proceedings". Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, and if an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities, as well as the reported amounts of revenues and expenses, in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Any expansion of our commercial operations in Europe (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. In addition, certain of our contractual arrangements, such as the Servier Agreement, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Furthermore, the referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union has resulted in increased volatility in the global financial markets and caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the euro. Changes in the value of the U.S. dollar as compared to foreign currencies (in particular, the euro) might have an adverse effect on our reported operating results and financial condition.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 28, 2016, our stock price has ranged from a low of $0.25 to a high of $1.90. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock.

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
The following table sets forth information with respect to purchases of our common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	1,795	$0.51	—	—
May 1 - May 31, 2016	9,831	$0.43	—	—
June 1 - June 30, 2016	4,570	$0.41	—	—
Total	16,196	$0.43	—	—
_________________________

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our Equity Incentive Plans.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N-1 Preferred Stock).	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated December 8, 2015 (Series N-2 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation, dated April 29, 2016.	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016.

3.6	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2015.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Third Amendment to Shareholder Rights Agreement, dated as of December 1, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2015.

4.5	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.6	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

Exhibit Number	Exhibit Description	Location

4.7	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

15	Letter regarding Unaudited Interim Financial Information.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: August 4, 2016	By:	/s/ James A. Bianco, M.D.
James A. Bianco, M.D.
President and Chief Executive Officer

Dated: August 4, 2016	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration