Form 10-Q
period 2016-09-30
CTI BIOPHARMA CORP
filed 2016-11-08
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2016
Common Stock, no par value	282,376,610

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,595	$128,182
Accounts receivable	620	282
Receivables from collaborative arrangements, net	1,329	—
Inventory, net	2,600	2,845
Prepaid expenses and other current assets	1,771	3,666
Total current assets	67,915	134,975
Property and equipment, net	3,220	3,718
Other assets	5,351	5,504
Total assets	$76,486	$144,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,662	$10,584
Accrued expenses	22,832	22,133
Current portion of deferred revenue	224	578
Current portion of long-term debt	7,717	37,371
Other current liabilities	1,864	1,743
Total current liabilities	46,299	72,409
Deferred revenue, less current portion	540	1,110
Long-term debt, less current portion	13,378	19,124
Other liabilities	3,752	4,141
Total liabilities	63,969	96,784
Commitments and contingencies
Shareholders' equity:
Common stock, no par value:
Authorized shares - 415,000,000 and 315,000,000 at September 30, 2016 and December 31, 2015, respectively
Issued and outstanding shares - 282,508,329 and 280,461,097 at September 30, 2016 and December 31, 2015, respectively	2,168,237	2,157,300
Accumulated other comprehensive loss	(6,392)	(6,952)
Accumulated deficit	(2,143,954)	(2,098,317)
Total CTI shareholders' equity	17,891	52,031
Noncontrolling interest	(5,374)	(4,618)
Total shareholders' equity	12,517	47,413
Total liabilities and shareholders' equity	$76,486	$144,197

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$986	$745	$3,260	$2,409
License and contract revenue	3,447	219	45,009	2,383
Total revenues	4,433	964	48,269	4,792
Operating costs and expenses:
Cost of product sold	163	831	513	1,204
Research and development	17,716	18,404	55,259	55,195
Selling, general and administrative	15,218	13,682	36,101	38,603
Other operating expense	—	—	—	253
Total operating costs and expenses	33,097	32,917	91,873	95,255
Loss from operations	(28,664)	(31,953)	(43,604)	(90,463)
Non-operating income (expense):
Interest expense	(634)	(1,288)	(2,025)	(2,379)
Amortization of debt discount and issuance costs	(38)	(40)	(177)	(351)
Foreign exchange loss	(69)	(18)	(107)	(561)
Other non-operating income (expense)	44	203	(479)	(993)
Total non-operating expense, net	(697)	(1,143)	(2,788)	(4,284)
Net loss before noncontrolling interest	(29,361)	(33,096)	(46,392)	(94,747)
Noncontrolling interest	178	504	755	962
Net loss	$(29,183)	$(32,592)	$(45,637)	$(93,785)
Basic and diluted net loss per common share	$(0.10)	$(0.19)	$(0.16)	$(0.54)
Shares used in calculation of basic and diluted net loss per common share	280,018	176,004	279,187	175,143

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss before noncontrolling interest	$(29,361)	$(33,096)	(46,392)	(94,747)
Other comprehensive income (loss):
Foreign currency translation adjustments	(426)	(33)	(976)	1,462
Unrealized foreign exchange gain (loss) on intercompany balance	484	42	1,024	(1,832)
Other-than-temporary impairment on available-for-sale securities	—	—	519	—
Net unrealized gain (loss) on available-for-sale securities	1	(8)	(7)	(16)
Other comprehensive income (loss)	59	1	560	(386)
Comprehensive loss	(29,302)	(33,095)	(45,832)	(95,133)
Comprehensive loss attributable to noncontrolling interest	178	504	755	962
Comprehensive loss attributable to CTI	$(29,124)	$(32,591)	(45,077)	(94,171)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(46,392)	$(94,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Baxalta milestone revenue	(32,000)	—
Share-based compensation expense	11,225	12,997
Depreciation and amortization	636	757
Loss on debt extinguishment	—	1,211
Provision for bad debt	1,736	176
Reserve for excess, obsolete or unsalable inventory	1	754
Other-than-temporary impairment on available-for-sale securities	519	—
Noncash interest expense	177	351
Change in value of warrant liability	—	(135)
Noncash rent benefit	(346)	(304)
Changes in operating assets and liabilities:
Accounts receivable	(372)	1,253
Receivables from collaborative arrangements	(3,024)	—
Inventory	339	510
Prepaid expenses and other current assets	2,011	(652)
Other assets	324	771
Accounts payable	3,341	7,119
Accrued expenses	636	(2,504)
Deferred revenue	(923)	(681)
Other liabilities	1	3
Total adjustments	(15,719)	21,626
Net cash used in operating activities	(62,111)	(73,121)
Investing activities
Purchases of property and equipment	(137)	(31)
Net cash used in investing activities	(137)	(31)
Financing activities
Proceeds from common stock offering	—	15,700
Proceeds from Hercules debt, net of issuance costs	—	5,870
Repayment of Hercules debt	(3,578)	(4,659)
Proceeds from Baxalta milestone advance	—	32,000
Payment of tax withholding obligations related to stock compensation	(311)	(580)
Cash paid for preferred stock issuance costs	(314)	(227)
Other	21	83
Net cash (used in) provided by financing activities	(4,182)	48,187

Effect of exchange rate changes on cash and cash equivalents	(157)	387
Net decrease in cash and cash equivalents	(66,587)	(24,578)
Cash and cash equivalents at beginning of period	128,182	70,933
Cash and cash equivalents at end of period	$61,595	$46,355

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,848	$1,507
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Baxalta milestone advance - earned in lieu of repayment	$(32,000)	$—
Repayment and issuance of Hercules debt	$—	$13,815

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
Basis of Presentation
The accompanying unaudited financial information of CTI as of and for the three and nine months ended September 30, 2016 and 2015 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.
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
As of September 30, 2016, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.
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

As of September 30, 2016 and December 31, 2015, our accounts receivable did not include any balance from a customer in a country that has exhibited financial stress that would have had a material impact on our financial results. We had no allowance for doubtful accounts as of September 30, 2016 and December 31, 2015, respectively.

Receivables from Collaborative Arrangements, net.
Our receivables from collaborative arrangements relate to amounts reimbursable to us under the terms of collaborative arrangements with our partners. When it is deemed probable that an amount is uncollectible, it is written off against the existing allowance. As of September 30, 2016, we had $1.7 million of allowance for doubtful accounts related to disputed invoices. We had no allowance for doubtful account as of December 31, 2015.

Liquidity
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these consolidated financial statements. We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. Additionally, we have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we will no longer be eligible to receive cost sharing or milestone payments for pacritinib's development from Baxalta. We have incurred a net operating loss every year since our formation. As of September 30, 2016, we had an accumulated deficit of $2.1 billion, and we expect to continue to incur net losses.
Our available cash and cash equivalents were $61.6 million as of September 30, 2016. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2017. This raises substantial doubt about our ability to continue as a going concern.
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
Value Added Tax Receivable
Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.5 million and $4.7 million as of September 30, 2016 and December 31, 2015, of which $4.4 million and $4.2 million was included in other assets and $0.1 million and $0.5 million was included in prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of September 30, 2016, the VAT receivable related to operations in Italy is approximately $4.4 million. We review our

VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.
Inventory
We carry inventory at the lower of cost or market. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review our inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. Based on assessment of shelf lives and net realizable value of the product, a reserve balance of $1.0 million and $1.3 million was recorded as of September 30, 2016 and December 31, 2015, respectively, for excess, obsolete or unsalable inventory.
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
The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange gain of $0.5 million and $1.0 million were recorded in cumulative foreign currency translation adjustment account for the three and nine months ended September 30, 2016, respectively, and an unrealized foreign exchange gain of $42,000 and an unrealized foreign exchange loss of $1.8 million was recorded for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the intercompany balance due from CTILS was €28.0 million (or $31.4 million upon conversion from euros as of September 30, 2016). As of December 31, 2015, the intercompany balance due from CTILS was €27.2 million (or $29.5 million upon conversion from euros as of December 31, 2015).
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
Equity awards, warrants and unvested share rights aggregating 27.7 million and 14.9 million shares of common stock for the three months ended September 30, 2016 and 2015, respectively, and 26.7 million and 14.9 million shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, prior to the application of the treasury stock method, were excluded from the calculation of diluted EPS because they are anti-dilutive.
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
In March 2016, the FASB issued a new accounting guidance for employee share-based payments accounting. The accounting standard primarily affects the accounting for forfeitures, minimum statutory tax withholding requirements, and income tax effects related to share-based payments at settlement (or expiration). The accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within annual reporting periods. Early adoption is permitted. We have historically maintained a full valuation allowance against its deferred tax assets. If this continues in 2017, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements. We are currently evaluating the impact of the other areas of this accounting standard on our consolidated financial statements.
In August 2016, the FASB issued an amendment to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing diversity in practice regarding eight types of cash flows. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our statement of cash flows.
Reclassifications
Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory
The components of PIXUVRI inventory consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$639	$724
Work-in-process	2,942	3,386
Inventory, gross	3,581	4,110
Reserve for excess, obsolete or unsalable inventory	(981)	(1,265)
Inventory, net	$2,600	$2,845

3. Leases
Our deferred rent balance was $3.7 million as of September 30, 2016, of which $0.5 million was included in other current liabilities and $3.2 million was included in other liabilities. As of December 31, 2015, our deferred rent balance was $4.0 million, of which $0.5 million was included in other current liabilities and $3.5 million was included in other liabilities.

4. Milestone Payments
In June 2015, we entered into the First Amendment, or the License Amendment, to the Development, Commercialization and License Agreement, or the Original License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter. Baxalta Incorporated and its affiliates, or Baxalta, which is now part of Shire plc, or Shire, have been assigned Baxter’s rights and obligations under the Original License Agreement. Pursuant to the License Amendment, two milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Original License Agreement relating to the following: the $12.0 million milestone payment payable in connection with the regulatory submission of the Marketing Authorization Application, or the MAA, to the EMA with respect to pacritinib, or the MAA Milestone, and the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone. Under the License Amendment, each of the two milestone advances were bearing interest at an annual rate of 9% until the earlier of the date of the first occurrence of the respective milestone or the date that the respective advance plus accrued interest was repaid in full. In the first quarter of 2016, we recorded $32.0 million in License and contract revenue upon the achievement of these two milestones.

5. Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2016 and 2015, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$466	$1,430	$1,887	$3,168
Selling, general and administrative	4,602	4,458	9,338	9,829
Total share-based compensation expense	$5,068	$5,888	$11,225	$12,997

For the three and nine months ended September 30, 2016 and 2015, we incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Performance rights	$7	$3,262	$575	$4,103
Restricted stock	454	1,796	3,645	6,754
Options	4,607	830	7,005	2,140
Total share-based compensation expense	$5,068	$5,888	$11,225	$12,997

6. Other Comprehensive Income (Loss)
Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Net Unrealized Gain (Loss) and Impairment on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Gain (Loss) on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2015	$(518)	$(3,849)	$(2,585)	$(6,952)
Current period other comprehensive income (loss)	513	(976)	1,023	560
September 30, 2016	$(5)	$(4,825)	$(1,562)	$(6,392)

In the first quarter of 2016, we recognized other-than-temporary impairment on available-for-sale securities of $0.5 million in our condensed consolidated statements of operations. The value of available-for-sale securities of $15,000 and $22,000 was included in Prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015, respectively.

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
If the final decisions of the Italian Supreme Court for the VAT Assessments are unfavorable to us, we may incur up to $10.6 million in losses for the VAT amount assessed plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment upon conversion from euros as of September 30, 2016.
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
On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al, Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al., Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. On September 2, 2016, the court appointed Lead Plaintiffs and Lead Counsel. On September 28, 2016, the court entered a scheduling order setting November 8, 2016 as the deadline to file a consolidated class action complaint and deadlines for briefing defendants’ motion to dismiss, with briefing concluding February 22, 2016. The lawsuit seeks damages in an unspecified amount. We believe that the allegations contained in the complaints are without merit and intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

On March 14, 2016, a Company shareholder filed a derivative lawsuit on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors.  The suit, Wei v. James A. Bianco, et al., 16-2-05818-3, was filed in King County Superior Court, Washington, and names as individual defendants James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling.  Consistent with the requirements of a derivative action, the Company is named as a nominal defendant against which no monetary relief is sought.  The complaint alleges four claims: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct).  Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety.  Plaintiff did not make a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages.  We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

On May 24, 2016, two CTI shareholders filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, Nahar v. James A. Bianco, et al, Case 2:16-cv-00756, was filed in the United States District Court for the Western District of Washington and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges three claims: 1) breach of fiduciary duty; 2) waste of corporate assets; and 3) gross mismanagement. Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because a majority of the current Board is predisposed to refuse demand because they lack independence and are not disinterested, have already determined that the allegations lack merit and are facing personal liability. Plaintiffs have requested the court determine and award the Company the damages sustained and to be sustained as a result of the alleged conduct, and directing the Company to reform its corporate governance and internal procedures to comply with applicable laws and protect the Company and its shareholders from reoccurrence of the alleged wrongful conduct. On July 14, 2016, the parties filed a stipulated motion to stay the case pending a resolution of the defendants’ motion to dismiss to be filed in In re CTI BioPharma Corp. Securities Litigation. On August 4, 2016, the court granted the motion to stay. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
On June 16, 2016 a CTI shareholder filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, England v. James A. Bianco, et al., 16-2-14422-5, was filed in King County Superior Court and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges four claims: 1) breach of fiduciary duty; 2) abuse of control; 3) gross mismanagement; and 4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence and are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court determine and award the Company the damages sustained as a result of the alleged conduct, and directing the Company and the individual defendants reform and improve its corporate governance to avoid future damages. On August 25, 2016, the plaintiff in Wei v. James A. Bianco jointly moved with the plaintiff in England v. James A. Bianco to consolidate and stay the cases pending a resolution of the defendants’ motion to dismiss in In re CTI BioPharma Corp. Securities Litigation. On September 2, 2016, the court granted the motion to consolidate and stay the cases.We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
On August 9, 2016, a CTI shareholder filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, Hill v. James A. Bianco, et al., 2:16-cv-1250, was filed in the United States District Court for the Western District of Washington and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges three claims: 1) Breach of Fiduciary Duty; 2) Gross Mismanagement; and 3) Unjust Enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence and are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court determine and award the Company the damages sustained as a result of the alleged conduct, and directing the Company and the individual defendants reform and improve its corporate governance to avoid future damages. On November 4, 2016, the plaintiff in Nahar v.  James A. Bianco  jointly moved with the plaintiff in  Hill v.  James A. Bianco to consolidate and stay the cases pending a resolution of the defendants’ motion to dismiss in In re CTI BioPharma Corp. Securities Litigation. That motion is pending. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

8. Subsequent Events
In September 2016, we received a notice from Shire of Shire’s termination of the Development, Commercialization and License Agreement, or the Original License Agreement (the “Notice of Termination”) stating that the effective date of termination (the “Termination Date”) would have been the earliest date to be demonstrated or agreed upon in accordance with the provisions of the Original License Agreement. Under the terms of the Original License Agreement, the Termination Date would have been between 30 days and six months from the date of receipt of the Notice of Termination. At the Termination Date, we would have regained worldwide rights for the development and commercialization of pacritinib and the Company and Shire would have had certain rights and obligations as set forth in the Original License Agreement. In September 2016, we entered into a letter agreement amending the Original License Agreement by providing that if we were unable to negotiate and execute within 30 days (the “Letter Agreement Deadline”) a definitive agreement reflecting the terms contained within the non-binding term sheet agreed to between us and Baxalta on September 19, 2016 regarding the termination of the Original License Agreement and the return of the asset, then for purposes of computing any applicable termination periods and deadlines under Section 15.2 of the Original License Agreement, September 13, 2016 would have been deemed the effective date of the Notice of Termination. In October 2016, we and Baxalta entered into a letter agreement extending the Letter Agreement Deadline to 5:00pm Eastern Time on October 21, 2016. Prior to the deadline, in October 2016, we entered into the Asset Return and Termination Agreement (the “Termination Agreement”) with Baxalta. Pursuant to the Termination Agreement, the Original License Agreement was terminated in its entirety (other than certain customary provisions that survive termination, including those pertaining to confidentiality and indemnification), the Original License Agreement has no further force or effect, and all rights and obligations of the Company and Baxalta under the Original License Agreement were terminated. For additional information relating to the Termination Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Shire”.

In October 2016, we announced that James A. Bianco, M.D. retired from his position as president and chief executive officer. At the request of the Board of Directors, Richard Love, a director of the Company since 2007, was appointed to serve as interim president and chief executive officer. In connection with Dr. Bianco’s separation, we recorded $5.6 million in severance related costs which were recorded in selling, general and administrative expenses in the Statement of Operations for the three and nine months ended September 30, 2016. Concurrently with Dr. Bianco’s separation, we entered into a Consulting Agreement, (the “Bianco Consulting Agreement”) and an Effective Date Option Agreement, (the “Bianco Effective Date Option Agreement”) with Dr. Bianco.  The Bianco Consulting Agreement provides for exclusive consulting services from Dr. Bianco for 12 months following his separation for a total consulting fee of $0.5 million to be paid in two installments.  The Bianco Effective Date Option Agreement granted Dr. Bianco a stock option award covering 6,539,290 shares of our common stock, with 4,539,290 of the shares subject to the option at a per share exercise price of $0.3743 and 2,000,000 of the shares subject to the option at a per share exercise price of $1.10. Each of Dr. Bianco’s outstanding stock options granted by us are fully vested and Dr. Bianco will generally have up to two years from the date of his separation to exercise his vested stock options.

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
PIXUVRI
PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As a part of the conditional marketing authorization, we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive

B-cell NHL. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the United States, or the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., and an extension granted in September 2016 we are required to submit the requisite clinical study report for PIX306 by December 2018.
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
We have conducted two Phase 3 clinical trials: one in a broad set of patients without limitations on blood platelet counts, the PERSIST-1 trial; and the other in patients with low platelet counts, the PERSIST-2 trial.
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
The PERSIST-2 trial was a randomized (2:1), open-label, multi-center registration-directed Phase 3 trial evaluating pacritinib compared to best available therapy, or BAT, including the approved JAK inhibitor dosed according to product label, for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). Patients were randomized to receive 200 mg pacritinib twice daily, 400 mg pacritinib once daily or best available therapy. In October 2013, we reached an agreement with the FDA on a Special Protocol Assessment, or SPA, for the PERSIST-2 trial regarding the planned design, endpoints and statistical analysis approach of the trial. The SPA is a written agreement between us and the FDA regarding the design, endpoints and planned statistical analysis approach of the trial to be used in support of a NDA submission. Under the SPA, the agreed upon co-primary endpoints are the percentage of patients achieving a 35% or greater reduction in spleen volume measured by MRI or CT scan from baseline to Week 24 of treatment and the percentage of patients achieving a TSS reduction of 50% or greater using eight key symptoms as measured by the modified MPN-SAF TSS 2.0 diary from baseline to Week 24. The design of PERSIST-1 and PERSIST-2 allowed for patients on the BAT arm to crossover and receive treatment with pacritinib if their disease progresses or after they achieve the 24-week measurement endpoint. Although crossover design of clinical trials may confound evaluation of survival, such designs are frequently used in cancer studies, and the FDA has approved multiple oncology drugs that utilized crossover design in Phase 3 trials.

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
On February 8, 2016, the FDA notified us that a full clinical hold has been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under the investigational new drug, or an IND, application. Under the full clinical hold, all patients currently on pacritinib were required to discontinue pacritinib immediately and no patients could be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA cited the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1. The deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In connection with the full clinical hold, the FDA has recommended that we conduct Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submit final clinical study reports, or CSRs, and datasets for PERSIST-1 and PERSIST-2, provide certain notifications, revise relevant statements in the related Investigator’s Brochure and informed consent documents and make certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. As a result of the full clinical hold of pacritinib, the SPA agreement is no longer binding for PERSIST-2, and we have withdrawn the NDA until such time that we have reviewed the safety and efficacy data from PERSIST-2 and decide next steps. We are in the process of responding to the full clinical hold.
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
In May 2016, the EMA validated the MAA, primarily based on the results from the PERSIST-1 trial, for the treatment of splenomegaly or symptoms in adult patients with primary myelofibrosis, PPV myelofibrosis and PET myelofibrosis. Through validation, EMA confirms that the submission is complete and in compliance with legal and regulatory requirements. Successful validation allows the start of the scientific evaluation phase by the EMA’s Committee for Medicinal Products for Human Use, or CHMP. The scientific evaluation under the centralized procedure takes 210 days, excluding up to two clock-stops for responding to questions or providing clarifications, and will be completed by the issuance of an opinion. Should the CHMP grant a positive opinion, it must be confirmed by the European Commission. This phase will take 67 days, after which the Commission will issue a decision which is the actual Marketing Authorization valid in all 28 EU member states.
In August 2016, we announced the top-line results from PERSIST-2, our Phase 3 trial of pacritinib for the treatment of patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter. Three hundred eleven (311) patients were enrolled in the study, which formed the basis for the safety analysis. Two hundred twenty-one (221) patients who had a chance to reach Week 24 (the primary analysis time point) at the time the clinical hold was imposed and constituted the intent-to-treat analysis population utilized for the evaluation of efficacy. Preliminary results demonstrated that the PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant response rate in spleen volume reduction in patients with myelofibrosis treated with pacritinib compared to BAT, including the approved JAK2 inhibitor ruxolitinib (p<0.01). Although the PERSIST-2 trial did not meet the other co-primary endpoint of greater than 50 percent reduction in Total Symptom Score (TSS), the preliminary analysis approached marginal significance compared to BAT (p=0.0791). The most common treatment emergent adverse events for pacritinib were generally manageable diarrhea, nausea and vomiting. The incidence of cardiac and bleeding adverse events (all grades and grade 3-4 including deaths) were similar across the arms. Overall mortality rates were comparable between arms. Additional data from ongoing analyses along with top-line results from PERSIST-2 will be submitted for presentation at an upcoming scientific meeting.

In October 2016, we regained worldwide rights for the development and commercialization of pacritinib following termination of the Pacritinib License Agreement with Baxalta. For additional information relating to the termination of the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Shire”.
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
In July 2016, the GOG Foundation, Inc. (formerly the Gynecologic Oncology Group and currently a member of NRG Oncology) reported to us that based on the DMC review of the interim analyses, it is unlikely that paclitaxel poliglumex or paclitaxel would demonstrate it is superior to no adjuvant therapy in overall survival, and that the DMC recommended releasing the study results early. Pending finalization of those interim results, detailed results are expected to be submitted for presentation at an upcoming scientific meeting.
Management

In October 2016, we announced that James A. Bianco, M.D. retired from his position as president and chief executive officer. At the request of the Board of Directors, Richard Love, a director of the Company since 2007, was appointed to serve as interim president and chief executive officer.
Financial Summary
Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $4.4 million and $48.3 million for the three and nine months ended September 30, 2016, respectively, compared to $1.0 million and $4.8 million for the respective periods in 2015. Our loss from operations for the three and nine months ended September 30, 2016 was $28.7 million and $43.6 million, respectively, compared to $32.0 million and $90.5 million for the respective periods in 2015. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.
In June 2015, we entered into the License Amendment with Baxalta. Pursuant to the License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Original Pacritinib License Agreement (defined below) relating to the following: the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone, and the $12.0 million milestone payment payable in connection with the regulatory submission of the MAA, to the EMA, with respect to pacritinib, or the MAA Milestone. We had received the cash advance for the milestone payments in the second quarter of 2015 that was accounted for as long-term debt until the achievement of the associated milestones in the first quarter of 2016 at which time we recorded $32.0 million in License and contract revenue.
In October 2016, we regained worldwide rights for the development and commercialization of pacritinib following termination of the Pacritinib License Agreement with Baxalta. For additional information relating to the termination of the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Shire”. As a result of the termination of the Pacritinib License Agreement, we will no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta.
As of September 30, 2016, cash and cash equivalents were $61.6 million.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2016 and 2015
Product sales, net. Product sales, net from PIXUVRI were $1.0 million and $0.7 million for the three months ended September 30, 2016 and 2015, and $3.3 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. Product sales, net include a provision for discounts, rebates and other for current period sales as well as royalty revenue. We primarily sell PIXUVRI through a limited number of wholesale distributors. Servier is responsible for distribution of PIXUVRI in the respective countries in its territory. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.
Product sales are recorded net of distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. The increase in net product sales of $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, from the respective periods in 2015 was primarily related to the pricing and volume variances between the periods presented.
There was no material activity related to such discounts and rebates during the periods presented and no material balances recorded as of September 30, 2016 and December 31, 2015.
Any expansion of our commercial operations in the E.U. (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Any future revenues are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.

The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. There was no material activity related to product returns during the periods presented and no material balances recorded as of September 30, 2016 and December 31, 2015.
During the periods presented, there were no material payments and credits applied towards provision for discounts, rebates and other for current or prior period sales.
Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were $0.9 million and $0.7 million for the three months ended September 30, 2016 and 2015, and $3.2 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively.
License and Contract Revenues
License and contract revenues are summarized as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Baxalta	Milestone and license revenue	$—	$—	$32,000	$—
	Development services revenue	3,396	193	12,437	604
	Total Baxalta revenue	3,396	193	44,437	604

Servier	Milestone and license revenue	—	—	—	1,702
	Development services revenue	51	26	572	77
	Total Servier revenue	51	26	572	1,779

Total license and contract revenue		$3,447	$219	$45,009	$2,383
Baxalta
We had received the cash advance for the milestone payments in the second quarter of 2015 that was accounted for as long-term debt until the achievement of the associated milestones in the first quarter of 2016 at which time we recorded $32.0 million in License and contract revenue. See Part I, Item 1, Note 4 Milestone Payments, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further details.
The license and contract revenue under the Pacritinib License Agreement for the three months ended September 30, 2016 and 2015 includes $0.6 million and $0.2 million of development services revenue, respectively, which was recognized from the upfront payment we received in connection with the Pacritinib License Agreement in 2013. The license and contract revenue for the nine months ended September 30, 2016 and 2015 includes $1.0 million and $0.6 million of such development services revenue.
There was no deferred revenue balance remaining as of September 30, 2016 since the remaining $0.6 million balance relating to the upfront payment was recognized in revenue during the three and nine months ended September 30, 2016 in connection with the termination of the Pacritinib License Agreement, or the Termination Agreement. See Part I, Item 1, Note 8 Subsequent Events, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further details. The deferred revenue balance was $1.0 million as of December 31, 2015.
During the three and nine months ended September 30, 2016, we recorded $2.8 million and $11.4 million of development services revenue relating to the reimbursement of development costs from Baxalta for a portion reimbursable to us under the terms of the Pacritinib License Agreement.  The reimbursement receivable of $1.3 million (net of a $1.7 million allowance for doubtful accounts) was included in Receivables from collaborative arrangements, net as of September 30, 2016. There was no such revenue recorded during the same periods in 2015.
In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. As a result, we will no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta.
For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Shire”.

Servier
In February 2015, we received a €1.5 million milestone payment (or $1.7 million using the currency exchange rate as of the date we received the funds) under the Servier Agreement relating to the attainment of reimbursement approval for PIXUVRI in Spain. There were no such milestone payments received during the three and nine months ended September 30, 2016.
In February 2016, we entered into an agreement with one of Servier's affiliates whereby CTI is to conduct the pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. During the three and nine months ended September 30, 2016, $26,000 and $0.5 million of expense reimbursements in relation to this study was included in development services revenue above, respectively, of which $26,000 was included in Receivables from collaborative arrangements as of September 30, 2016. There was no such revenue during the three and nine months ended September 30, 2015.
The deferred revenue balance relating to development services allocated from the upfront payment we received in connection with the Servier Agreement in 2014 was $0.6 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively.
For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities - Servier”.

Operating costs and expenses
Cost of product sold. Cost of product sold is related to sales of PIXUVRI. Cost of product sold for the three months ended September 30, 2016 and 2015 was $0.2 million and $0.8 million, respectively. Cost of product sold for the nine months ended September 30, 2016 and 2015 was $0.5 million and $1.2 million, respectively. We recorded a $0.7 million reserve for excess, obsolete or unsalable inventory during the three and nine months ended September 30, 2015. There was no significant reserve recorded in the comparable periods in 2016.While there were no material changes in overall cost of product sold between the periods presented after the $0.7 million reserve in 2015 is taken into account, there were fluctuations in the quantity of inventory sold as well as in the per-unit cost of product sold related to the product mix of reduced cost inventory.
We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the EMA's CHMP. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization and, therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. Most of this reduced cost inventory has either been sold or included in the reserve for excess, obsolete or unsalable inventory. As of September 30, 2016, we had a reserve balance of $1.0 million included in Inventory, net on the balance sheet relating to existing inventory expected to be unsalable. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales may increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold; however, such future cost trend will ultimately depend on several factors in the near term, including, but not limited to, the consumption rate and availability of reduced cost inventory, the effect of expiring inventory and applicable manufacturing pricing structures (which will depend, in part, on the particular drug substance manufacturers we select).
Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compounds:
PIXUVRI	$2,644	$2,925	$9,215	$11,249
Pacritinib	10,077	8,393	29,194	25,455
Opaxio	23	578	88	590
Tosedostat	226	131	1,431	390
Operating expenses	4,638	6,177	14,681	16,762
Research and preclinical development	108	200	650	749
Total research and development expenses	$17,716	$18,404	$55,259	$55,195

Costs for our compounds include external direct expenses such as principal investigator fees, charges from clinical research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound licensed to and under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to our compounds. External direct costs incurred by us as of September 30, 2016 were $117.6 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $112.2 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd., or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $228.0 million for Opaxio and $13.8 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma). External direct costs incurred by us as of September 30, 2016 were $9.6 million for brostallicin. We did not expend material resources on brostallicin during the periods presented.
Research and development expenses decreased to $17.7 million for the three months ended September 30, 2016 compared to $18.4 million for the same period in 2015. The overall change was primarily attributable to a decrease in personnel costs related to a reduction in average headcount between periods, in addition to a reduction in Opaxio costs attributable to a nonrecurring adjustment associated with paclitaxel supply. These decreases were partially offset by an increase in pacritinib manufacturing activity, partially offset by reductions in pacritinib clinical development. Research and development expenses increased to $55.3 million for the nine months ended September 30, 2016, compared to $55.2 million for the same period in 2015. The overall change was primarily attributable to a reduction in PIXUVRI manufacturing costs and medical affairs activities in Europe, in addition to a reduction in noncash equity compensation. These decreases were partially offset by an increase in pacritinib manufacturing activity, partially offset by a reduction in pacritinib preclinical study activities.
Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time and resources to develop our current and any future product candidates. Our product candidates, pacritinib and tosedostat are currently in clinical development, and our product PIXUVRI, which is currently being commercialized in parts of Europe, is undergoing a post-authorization trial. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib, tosedostat and Opaxio, and to complete the post-authorization PIX306 trial of PIXUVRI, because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. For example, on February 8, 2016, the FDA placed a full clinical hold on pacritinib. Even if our drug candidates progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib or tosedostat to generate material net cash inflows. In order to generate revenue from these compounds, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.
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
Selling, general and administrative expenses. Selling, general and administrative expenses were $15.2 million for the three months ended September 30, 2016 compared to $13.7 million for the same period in 2015. This increase was primarily attributable to $1.7 million in bad debt expense related to disputed invoices with our collaboration partner, an increase in personnel costs of $2.1 million primarily due to the separation of our president and chief executive officer (“CEO”) as well as an increase of $0.2 million in legal costs. These increases were offset by a $2.0 million decrease in consulting and other professional service costs as well as a $0.5 million decrease in travel costs primarily attributable to our drug candidate, pacritinib being placed on full clinical hold by the FDA in February 2016.  Selling, general and administrative expenses were $36.1 million for the nine months ended September 30, 2016 compared to $38.6 million for the same period in 2015. This decrease between periods was also primarily attributable to the placement of pacritinib on full clinical hold by the FDA. As a result, consulting and other professional service costs decreased $4.9 million and administrative and travel costs decreased $1.2 million.  Offsetting these decreases were $1.7 million in bad debt expense related to disputed invoices with our collaboration partner, increases in personnel costs of $1.3 million primarily due to the separation of our president and CEO as well as an increase of $0.6 million in legal costs in 2016. See Part I, Item 1, Note 8 Subsequent Events, in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference, for further details regarding the separation of our president and CEO.
Other operating expense. Other operating expense for the nine months ended September 30, 2015 relates to the payment made to Novartis International Pharmaceutical Ltd., or Novartis, as a result of the milestone payment we received in February 2015 under the Servier Agreement relating to the attainment of reimbursement approval for PIXUVRI in Spain. We made no such payment for the other periods presented. Certain payments are required under the Novartis Termination Agreement (defined below). See Part I, Item 2 "License Agreements and Milestone Activities - Novartis" for further details.
Non-operating income and expenses
Interest expense. Interest expense for the three and nine months ended September 30, 2016 was $0.6 million and $2.0 million, respectively, and was $1.3 million and $2.4 million, respectively, for the same periods in 2015. Interest expense was primarily related to our senior secured term loan.
Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three and nine months ended September 30, 2016 and for the same periods in 2015 was $38,000 and $0.2 million, $40,000 and $0.4 million, respectively. Amortization of debt discount and issuance costs was primarily related to our senior secured term loan and the Baxalta milestone advances.
Foreign exchange loss. The foreign exchange loss for the three and nine months ended September 30, 2016 and for the same periods in 2015 was due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.
Other non-operating income (expense). Other non-operating expense of $0.5 million for the nine months ended September 30, 2016 primarily represents the other-than-temporary impairment recognized on our investment in equity securities during the first quarter of 2016. There was no such expense during the three months ended September 30, 2016. Other non-operating income of $0.2 million for the three months ended September 30, 2015 primarily includes the fair value adjustment of the warrant liability. Other non-operating expense of $1.0 million for the nine months ended September 30, 2015 was primarily related to a $1.2 million loss on debt extinguishment in connection with the entry into an amendment to our senior secured term loan agreement, partially offset by the fair value adjustment of the warrant liability.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Cash and cash equivalents. As of September 30, 2016, we had $61.6 million in cash and cash equivalents.
Net cash used in operating activities. Net cash used in operating activities decreased to $62.1 million during the nine months ended September 30, 2016 compared to $73.1 million for the same period in 2015. This decrease was primarily due to cash receipts from higher revenues related to our collaborative arrangements and higher product sales for the nine months ended September 30, 2016 as compared to the same period in 2015 as well as timing of cash payments related to operating activities between the two periods.

Net cash used in investing activities. Net cash used in investing activities increased to $0.1 million for the nine months ended September 30, 2016 compared to $31,000 for the same period in 2015 due to an increase in purchases of property and equipment.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2016 compared to $48.2 million of net cash provided by financing activities for the same period in 2015. The net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to the repayments made under our senior secured term loan agreement. The net cash provided by financing activities for the same period in 2015 was primarily due to the additional principal we received under our senior secured term loan agreement, proceeds from our registered direct offering in September 2015 as well as the receipt of Baxalta milestone advance - please refer to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2015 Form 10-K for further details.

Pacritinib. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources.
Capital Resources
We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2017. This raises substantial doubt about our ability to continue as a going concern. Further, we have incurred net losses since inception and expect to generate losses for the next few years primarily due to research and development costs for PIXUVRI, pacritinib, and tosedostat. Because of our reacquisition of worldwide rights for pacritinib, we will no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib could increase. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of September 30, 2016, our available cash and cash equivalents totaled $61.6 million. We had an outstanding principal balance under our senior secured term loan agreement of $21.4 million.
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
Capital Requirements
We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of September 30, 2016, we had an accumulated deficit of $2.1 billion and we expect to continue to incur net losses. Net operating losses could increase as a result of capital requirements related to our sole responsibility for the development for pacritinib.
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
As of September 30, 2016, our contractual purchase obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 decreased by approximately $1.2 million for which payments are due over the next 12 months. As a result of the Termination Agreement with Baxalta, $10.6 million of purchase commitments related to third party manufacturing of pacritinib product will remain a CTI contractual purchase commitment. For additional information relating to the Termination Agreement with Baxalta, see Part I, Item 2, “License Agreements and Milestone Activities - Shire”.

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

Shire

In November 2013, we entered into a Development, Commercialization and License Agreement, dated as of November 14, 2013, between Baxter International Inc., or Baxter, and the Company, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas, or the Original Pacritinib License Agreement. The Original Pacritinib License Agreement, the rights and obligations to which Baxter had assigned to Baxalta, which is now part of Shire plc, was amended by the License Amendment, effective June 8, 2015. The Original Pacritinib License Agreement, as amended by the License Amendment, is referred to herein as the “Pacritinib License Agreement”. Under the Pacritinib License Agreement, Baxalta had an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable license (which is sub-licensable under certain circumstances) relating to pacritinib. Licensed products under the Pacritinib License Agreement consisted of products in which pacritinib is an ingredient.

We received an upfront payment of $60 million under the Pacritinib License Agreement, which included a $30 million investment in our equity. The Pacritinib License Agreement also provided for us to receive potential additional payments of up to $302 million upon the successful achievement of certain development and commercialization milestones, comprised of $112 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190 million. To date, we have received milestone payments of $52 million.

In June 2015, we entered into the License Amendment. Pursuant to the License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the original Pacritinib License Agreement relating to the PERSIST-2 Milestone, and the MAA Milestone. Such advances bear interest at an annual rate of 9% until the earlier of (i) the date of first occurrence of the respective milestone and (ii) the date that the respective advance plus accrued interest is repaid in full. In the first quarter of 2016, we recorded $32.0 million in license and contract revenue.

In October 2016, we regained worldwide rights for the development and commercialization of pacritinib following termination of the Pacritinib License Agreement with Baxalta. Pursuant to the termination, Baxalta paid us a one-time cash payment in the amount of approximately $10.3 million as reimbursement for certain expenses incurred or to be incurred. In exchange, we have agreed to provide a one-time payment to Baxalta, upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib, in the amount of approximately $10.3 million which represents certain amounts paid by Baxalta for the benefit of the pacritinib program manufacturing efforts. We have also agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of pacritinib unless the transferee/licensee/sublicensee agrees to be bound by the terms of the Asset Return and Termination Agreement with Baxalta.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.2 million in milestone payments during 2014 based on certain enrollment milestones achieved. We may be required to pay up to an additional $1.0 million upon the attainment of certain other milestones, of which $0.5 million has been recorded in accrued expenses as of September 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Exchange Market Risk
We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. Certain of our contractual arrangements, such as the Servier Agreement, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Any expansion of our commercial operations in Europe (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Changes in the value of the U.S. dollar as compared to applicable foreign currencies might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our euro denominated assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the euro. As of September 30, 2016, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20% against the dollar, our net asset balance would decrease by approximately $1.7 million as of this date.
Interest Rate Risk
Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance under such loan at September 30, 2016 of $21.4 million, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of $0.2 million over the next 12 months. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, refer to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2015 Form 10-K.

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
In connection with its review, our management noted that we are conducting an internal investigation whether certain expense reimbursements that we paid comported with our policy for the executive management team. We have not concluded our investigation and the outcome of the investigation may or may not result in the identification of significant deficiencies or material weaknesses in the design or operation of our internal control over financial reporting or the identification of deficiencies in our expense reimbursement procedures.
Our management does not expect that the our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.6 million converted using the currency exchange rate as of September 30, 2016, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.
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
In re CTI BioPharma Corp. Securities Litigation
On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al., Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al, Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. On September 2, 2016, the court appointed Lead Plaintiffs and Lead Counsel. On September 28, 2016, the court entered a scheduling order setting November 8, 2016 as the deadline to file a consolidated class action complaint and deadlines for briefing defendants’ motion to dismiss, with briefing concluding February 22, 2016. The lawsuit seeks damages in an unspecified amount. We believe that the allegations contained in the complaints are without merit and intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
Wei v. James A. Bianco, et al.
On March 14, 2016, a Company shareholder filed a derivative lawsuit on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The suit, Wei v. James A. Bianco, et al., 16-2-05818-3, was filed in King County Superior Court, Washington and names as individual defendants James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant against which no monetary relief is sought. The complaint alleges four claims: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence and are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
Nahar v. James A. Bianco, et al.

On May 24, 2016, two CTI shareholders filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, Nahar v. James A. Bianco, et al., Case 2:16-cv-00756, was filed in the United States District Court for the Western District of Washington and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges three claims: 1) breach of fiduciary duty; 2) waste of corporate assets; and 3) gross mismanagement. Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because a majority of the current Board is predisposed to refuse demand because they lack independence and are not disinterested, have already determined that the allegations lack merit and are facing personal liability. Plaintiffs have requested the court determine and award the Company the damages sustained and to be sustained as a result of the alleged conduct, and directing the Company to reform its corporate governance and internal procedures to comply with applicable laws and protect the Company and its shareholders from reoccurrence of the alleged wrongful conduct. On July 14, 2016, the parties filed a stipulated motion to stay the case pending a resolution of the defendants’ motion to dismiss to be filed in In re CTI BioPharma Corp. Securities Litigation. On August 4, 2016, the court granted the motion to stay. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
England v. James A. Bianco, et al.
On June 16, 2016 a CTI shareholder filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, England v. James A. Bianco, et al, 16-2-14422-5, was filed in King County Superior Court and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges four claims: 1) breach of fiduciary duty; 2) abuse of control; 3) gross mismanagement; and 4) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence and are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court determine and award the Company the damages sustained as a result of the alleged conduct, and directing the Company and the individual defendants reform and improve its corporate governance to avoid future damages. On August 25, 2016, the plaintiff in Wei v. James A. Bianco jointly moved with the plaintiff in England v. James A. Bianco to consolidate and stay the cases pending a resolution of the defendants’ motion to dismiss in In re CTI BioPharma Corp. Securities Litigation. On September 2, 2016, the court granted the motion to consolidate and stay the cases. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.
Hill v. James A. Bianco, et al.
On August 9, 2016, a CTI shareholder filed a derivative lawsuit in the name of the Company seeking damages for alleged harm to the Company caused by officers and directors. The suit, Hill v. James A. Bianco, et al., 2:16-cv-1250, was filed in the United States District Court for the Western District of Washington and names certain officers and directors as defendants. Consistent with the requirements of a derivative action, the Company is named as a nominal defendant. The complaint alleges three claims: 1) Breach of Fiduciary Duty; 2) Gross Mismanagement; and 3) Unjust Enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiff did not make pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence and are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships and cannot evaluate a demand since they are facing personal liability. Plaintiff has requested the court determine and award the Company the damages sustained as a result of the alleged conduct, and directing the Company and the individual defendants reform and improve its corporate governance to avoid future damages. On November 4, 2016, the plaintiff in Nahar v.  James A. Bianco  jointly moved with the plaintiff in  Hill v.  James A. Bianco to consolidate and stay the cases pending a resolution of the defendants’ motion to dismiss in In re CTI BioPharma Corp. Securities Litigation. That motion is pending. We understand that the individuals named as defendants believe the allegations contained in the complaint lack merit and plan to vigorously defend themselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

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

Factors Affecting Our Business, Financial Condition, Operating Results and Prospects

We expect that we will need to raise additional funds to operate our business, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could harm our liquidity, financial condition, business, operating results and prospects.

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $61.6 million as of September 30, 2016. We believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2017. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of September 30, 2016, we had an outstanding principal balance under our senior secured term loan agreement of $21.4 million. We were required to make monthly interest-only payments in respect thereof in the approximate amount of $0.2 million until March 31, 2016. Following March 31, 2016, we are required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.8 million, with the final principal payment of approximately $3.3 million on December 1, 2018. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

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

NASDAQ Listing Rule 5810(c)(3)(A) provided us with a grace period of 180 calendar days, or until September 19, 2016, to regain compliance with the minimum closing bid price requirement. We did not achieve compliance within this grace period and requested an additional grace period of 180 calendar days. We will achieve compliance if the closing bid price of our common stock is $1.00 per share or more for a minimum of 10 consecutive business days before March 20, 2017.

We cannot guarantee that we will be able to regain compliance with the minimum bid price requirement before March 20, 2017. If our board of directors exercises its discretion to approve a reverse stock split to seek to regain compliance with the NASDAQ listing requirements and increase the per share trading price of our common stock, the announcement of the reverse stock split could adversely affect the trading price per share even if we ultimately regain compliance.

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

Our independent registered public accounting firm included an explanatory paragraph in its reports on our consolidated financial statements for each of the years ended December 31, 2007 through December 31, 2011 and for the year ended December 31, 2014 regarding their substantial doubt as to our ability to continue as a going concern. Although our independent registered public accounting firm removed this going concern explanatory paragraph in its report on our December 31, 2015 consolidated financial statements, we believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2017, which raises substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in future years may negatively impact the trading price of our common stock and make it more difficult, time consuming or expensive to obtain necessary financing, and we cannot guarantee that we will not receive such an explanatory paragraph in the future.

We expect to continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2016, we had an accumulated deficit of $2.1 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

In order to develop and commercialize pacritinib, we will need to raise additional financing or seek a new collaboration partner for pacritinib.

We have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we will no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. Because obtaining regulatory approval requires substantial time, effort and financial resources, the termination of this collaborative partnership could negatively impact our ability to successfully develop and commercialize pacrtinib. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all.

If our development and commercialization collaborations are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize our compounds, which could have a material adverse effect on our business.

Our business is heavily dependent on the success of our development and commercialization collaborations. In particular, under the Servier Agreement, we rely heavily on Servier to collaborate with us to develop and commercialize PIXUVRI. As a result of our dependence on our relationship with Servier, the success or commercial viability of PIXUVRI is, to a certain extent, beyond our control. We are subject to a number of specific risks associated with our dependence on our collaborative relationship with Servier, including the following: possible disagreements as to the timing, nature and extent of development plans for the respective compound, including clinical trials or regulatory approval strategy; changes in their respective personnel who are key to the collaboration efforts; any changes in their respective business strategies adverse to our interests, whether in connection with a change of control or otherwise; possible disagreements regarding ownership of proprietary rights; the ability to meet our financial and other contractual obligations under the respective agreements; and the possibility that Servier could elect to terminate their agreement with us pursuant to “at-will” termination clauses or breach their agreement with us. Furthermore, the contingent financial returns under our collaboration with Servier depends in large part on the achievement of development and commercialization milestones and the ability to generate applicable product sales to trigger royalty payments. Therefore, our success, and any associated future financial returns to us and our investors, will depend in large part on the performance of Servier. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

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

In particular, with respect to the commercialization of PIXUVRI, we will be heavily dependent on our collaboration partner, Servier. The failure of Servier (or any other applicable collaboration partner) to fulfill its commercialization obligations with respect to a compound, or the occurrence of any of the events in the list above, could adversely affect the commercialization of our products. If we fail to commercialize products or if our future products do not achieve significant market acceptance, we will not likely generate significant revenues or become profitable.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products, including PIXUVRI, are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as our ongoing PIX306 trial of PIXUVRI required by the EMA. We cannot predict the outcome of PIX306 or whether we will be able to complete the associated requirements in a timely manner. If we are unable to submit the requisite PIX306 clinical study report by the due date in December 2018 and are unable to obtain an extension of such deadline, or if we are otherwise unable to satisfy all applicable requirements, our conditional marketing authorization for PIXUVRI may be revoked.

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

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on single vendors. In particular, our current business structure contemplates, at least in the foreseeable future, use of a single commercial supplier for PIXUVRI drug substance. In addition, in the event pacritinib is approved, we are initially preparing to have only one commercial supplier for pacritinib. We may in the future seek to qualify an additional manufacturer of pacritinib, but the process for qualifying a manufacturer can be lengthy and may not occur on a timely basis or at all. The use of single vendors for core operational activities, such as clinical trial operations, manufacturing and distribution, and the resulting lack of diversification, expose us to the risk of a material interruption in service related to these single, outside vendors. As a result, our exposure to this concentration risk could harm our business.

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

Our future success depends, in part, on our ability to continue to attract and retain senior management, other key personnel and directors to enable the execution of our business plan and to identify and pursue new opportunities. Additionally, our productivity and the quality of our operations are dependent on our ability to integrate and train our new personnel quickly and effectively. In October 2016, James A. Bianco, one of our co-founders, resigned as president and chief executive officer, and one of our directors, Richard L. Love, became interim president and chief executive officer. Dr. Bianco remains a member of our Board of Directors, and we plan to search for a new president and chief executive officer. Leadership transitions and management changes can be difficult to manage and may create uncertainty or disruption to our business or increase the likelihood of turnover in our other officers and employees. We may not be able to identify and recruit a permanent chief executive officer on a timely basis or at all, and we may not be able to effectively manage our transition to a new president and chief executive officer.

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

We have acquired or licensed intellectual property from third parties, including patent applications and patents relating to intellectual property for PIXUVRI, pacritinib, tosedostat and paclitaxel poliglumex. Some of our product development programs depend on our ability to maintain rights under these arrangements. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights.

If we are unable to in-license or acquire additional product candidates, our future product portfolio and potential profitability could be harmed.

One component of our business strategy is the in-licensing and acquisition of drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. PIXUVRI, pacritinib, tosedostat and paclitaxel poliglumex have all been in-licensed or acquired from third parties. Competition for new promising compounds and commercial products can be intense. If we are not able to identify future in-licensing or acquisition opportunities and enter into arrangements on acceptable terms, our future product portfolio and potential profitability could be harmed.

We hold rights under numerous patents that we have acquired or licensed or that protect inventions originating from our research and development, and the expiration of any of these patents may allow our competitors to copy the inventions that are currently protected.

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the U.S. and foreign countries directed to PIXUVRI, pacritinib, tosedostat, paclitaxel poliglumex and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained.

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

Our U.S. and various foreign pacritinib-directed patents expire from 2026 through 2030. Our U.S. and various foreign tosedostat-directed patents expire from 2017 to 2018. Our U.S. and various foreign paclitaxel poliglumex-directed patents primarily expire from 2017 through 2019.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.5 million and $4.7 million as of September 30, 2016 and December 31, 2015, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, "Legal Proceedings", and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $10.6 million upon conversion from euros as of September 30, 2016) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

We may not be able to purchase the materials necessary to produce a particular product or product candidate in adequate volume and quality. For example, paclitaxel, a material used to produce paclitaxel poliglumex, is derived from certain varieties of yew trees and the supply of paclitaxel is controlled by a limited number of companies. If any raw material required to produce a product or product candidate is insufficient in quantity or quality, if a supplier fails to deliver in a timely fashion or at all or if these relationships terminate, we may not be able to qualify and obtain a sufficient supply from alternate sources on acceptable terms, or at all.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended October 27, 2016, our stock price has ranged from a low of $0.25 to a high of $1.46. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock.

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
The following table sets forth information with respect to purchases of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2016	11,853	$0.34	—	—
August 1 - August 31, 2016	5,137	$0.36	—	—
September 1 - September 30, 2016	816	$0.41	—	—
Total	17,806	$0.35	—	—
_________________________

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our Equity Incentive Plans.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N-1 Preferred Stock).	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated December 8, 2015 (Series N-2 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation, dated April 29, 2016.	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016.

3.6	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2015.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Third Amendment to Shareholder Rights Agreement, dated as of December 1, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2015.

4.5	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.6	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

Exhibit Number	Exhibit Description	Location

4.7	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.1	CTI BioPharma Corp. 2015 Equity Incentive Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2016.

10.2	Letter Agreement, dated September 19, 2016, by and between the Company and Baxalta.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 19, 2016.

10.3	Separation and Release Agreement, dated October 2, 2016, by and between the Company and James A. Bianco.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 3, 2016.

10.4	Second Letter Agreement, dated October 19, 2016, by and between the Company and Baxalta.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 24, 2016

10.5	Asset Return and Termination Agreement, dated October 21, 2016, by and between the Company and Baxalta.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 24, 2016

10.6	Compensation Agreement, dated October 20, 2016, by and between the Company and Richard L. Love.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 24, 2016

10.7	Stock Option Agreement, dated October 20, 2016, by and between the Company and Richard L. Love.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 24, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: November 8, 2016	By:	/s/ Richard L. Love
Richard L. Love
Interim President and Chief Executive Officer

Dated: November 8, 2016	By:	/s/ Louis A. Bianco
Louis A. Bianco
Executive Vice President,
Finance and Administration