Form 10-Q
period 2017-03-31
CTI BIOPHARMA CORP
filed 2017-05-03
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2017
Common Stock, no par value	28,214,847

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,283	$44,002
Accounts receivable	311	378
Receivables from collaborative arrangements	120	7,778
Inventory, net	1,502	1,525
Prepaid expenses and other current assets	1,554	2,141
Total current assets	36,770	55,824
Property and equipment, net	2,830	3,023
Other assets	5,060	4,996
Total assets	$44,660	$63,843

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$11,878	$7,227
Accrued expenses	20,903	24,765
Current portion of deferred revenue	304	103
Current portion of long-term debt	8,170	7,949
Other current liabilities	619	602
Total current liabilities	41,874	40,646
Deferred revenue, less current portion	488	514
Long-term debt, less current portion	9,193	11,311
Other liabilities	3,478	3,615
Total liabilities	55,033	56,086
Commitments and contingencies
Shareholders' (deficit) equity:
Common stock, no par value:
Authorized shares - 41,500,000
Issued and outstanding shares - 28,224,447 and 28,228,602 at March 31, 2017 and December 31, 2016, respectively	2,172,061	2,170,300
Accumulated other comprehensive loss	(6,611)	(6,655)
Accumulated deficit	(2,170,154)	(2,150,326)
Total CTI shareholders' (deficit) equity	(4,704)	13,319
Noncontrolling interest	(5,669)	(5,562)
Total shareholders' (deficit) equity	(10,373)	7,757
Total liabilities and shareholders' (deficit) equity	$44,660	$63,843

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales, net	$686	$1,223
License and contract revenue	68	35,252
Total revenues	754	36,475
Operating costs and expenses:
Cost of product sold	133	190
Research and development	9,253	20,846
Selling, general and administrative	10,688	11,312
Total operating costs and expenses	20,074	32,348
(Loss) income from operations	(19,320)	4,127
Non-operating income (expense):
Interest expense	(534)	(714)
Amortization of debt discount and issuance costs	(38)	(101)
Foreign exchange (loss) gain	(43)	198
Other non-operating expense	—	(519)
Total non-operating expense, net	(615)	(1,136)
Net (loss) income before noncontrolling interest	(19,935)	2,991
Noncontrolling interest	107	321
Net (loss) income	$(19,828)	$3,312
Net (loss) income per common share:
Basic	$(0.71)	$0.12
Diluted	$(0.71)	$0.12
Shares used in calculation of (loss) income per common share:
Basic	28,045	27,793
Diluted	28,045	27,816

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net (loss) income before noncontrolling interest	$(19,935)	$2,991
Other comprehensive income (loss):
Foreign currency translation adjustments	(501)	(1,363)
Unrealized foreign exchange gain on intercompany balance	546	1,470
Other-than-temporary impairment on available-for-sale securities	—	519
Net unrealized (loss) gain on available-for-sale securities	(1)	1
Other comprehensive income	44	627
Comprehensive (loss) income	(19,891)	3,618
Comprehensive loss attributable to noncontrolling interest	107	321
Comprehensive (loss) income attributable to CTI	$(19,784)	$3,939

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net (loss) income before noncontrolling interest	$(19,935)	$2,991
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Baxalta milestone revenue	—	(32,000)
Share-based compensation expense	1,799	3,826
Depreciation and amortization	193	232
Provision for bad debt	—	321
Other-than-temporary impairment on available-for-sale securities	—	519
Noncash interest expense	38	101
Noncash rent benefit	(122)	(106)
Changes in operating assets and liabilities:
Accounts receivable	73	(679)
Receivables from collaborative arrangements	7,660	—
Inventory	48	68
Prepaid expenses and other current assets	590	(2,004)
Other assets	15	(76)
Accounts payable	4,635	7,120
Accrued expenses	(3,870)	(3,265)
Deferred revenue	176	(108)
Total adjustments	11,235	(26,051)
Net cash used in operating activities	(8,700)	(23,060)
Investing activities
Purchases of property and equipment	—	(29)
Net cash used in investing activities	—	(29)
Financing activities
Repayment of Hercules debt	(1,934)	—
Payment of tax withholding obligations related to stock compensation	(2)	(113)
Cash paid for preferred stock issuance costs	—	(135)
Other	(36)	(1)
Net cash used in financing activities	(1,972)	(249)

Effect of exchange rate changes on cash and cash equivalents	(47)	(203)
Net decrease in cash and cash equivalents	(10,719)	(23,541)
Cash and cash equivalents at beginning of period	44,002	128,182
Cash and cash equivalents at end of period	$33,283	$104,641

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$551	$2,472
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing and investing activities
Baxalta milestone advance - earned in lieu of repayment	$—	$32,000

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
CTI BioPharma Corp., together with its wholly-owned subsidiaries, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,”  the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis and the further development of PIXUVRI worldwide, for which our partner Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively Servier, has commercialization rights outside the United States, or the U.S.
We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration, or the FDA, in the U.S., the European Medicines Agency, or the EMA, in the European Union, or the E.U., and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve expenditure of substantial resources.
Basis of Presentation
The accompanying unaudited financial information of CTI as of and for the three months ended March 31, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2017.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include Systems Medicine LLC and CTI Life Sciences Limited, or CTILS. We also retain ownership of our branch, CTI BioPharma Corp.– Sede Secondaria, or CTI (Europe); however, we ceased operations related to this branch in September 2009.
As of March 31, 2017, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.
All intercompany transactions and balances are eliminated in consolidation.

Reverse Stock Split

On January 1, 2017, we effected a one-for-ten reverse stock split, or the Stock Split. All impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Split. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and (loss) income per share. Additionally, the Stock Split impacted preferred stock authorized (but not outstanding because there were no shares of preferred stock outstanding as of the time of the Stock Split).
Liquidity
The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.
We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. Additionally, we have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we will no longer be eligible to receive cost sharing or milestone payments for pacritinib's development from Baxalta Incorporated and its affiliates, or Baxalta, which is now part of Shire plc. We have incurred a net operating loss every year since our formation. As of March 31, 2017, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses for the foreseeable future.
Our available cash and cash equivalents were $33.3 million as of March 31, 2017. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2017. This raises substantial doubt about our ability to continue as a going concern.
Accordingly, we will need to raise additional funds to operate our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.
Accounts Receivable

Our accounts receivable balance includes trade receivables related to PIXUVRI sales. We estimate an allowance for doubtful accounts based upon the age of outstanding receivables and our historical experience of collections, which includes adjustments for risk of loss for specific customer accounts. We periodically review the estimation process and make changes to our assumptions as necessary. When it is deemed probable that a customer account is uncollectible, the account balance is written off against the existing allowance. We also consider the customer's country of origin to determine if an allowance is required. We continue to monitor economic conditions, including the volatility associated with international economies and the sovereign debt crisis in certain European countries, and associated impacts on the financial markets and our business.

As of March 31, 2017 and December 31, 2016, our accounts receivable did not include any material balance from a customer in a country that has exhibited financial stress. We recorded no allowance for doubtful accounts as of March 31, 2017 and December 31, 2016.

Receivables from Collaborative Arrangements

Our receivables from collaborative arrangements relate to amounts payable or reimbursable to us under the terms of collaborative arrangements with our partners. The receivable balance as of December 31, 2016 primarily relates to a milestone receivable from Servier for the attainment of a certain enrollment event in December 2016 in connection with our PIX306 study. When it is deemed probable that an amount is uncollectible, it is written off against the existing allowance. We had no allowance for doubtful accounts from collaborative arrangements as of March 31, 2017 or December 31, 2016.

Value Added Tax Receivable
Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.3 million and $4.4 million as of March 31, 2017 and December 31, 2016, respectively, of which $4.2 million and $4.1 million, respectively, was included in other assets and $0.1 million and $0.3 million, respectively, was included in prepaid expenses and other current assets. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of March 31, 2017, the VAT receivable related to operations in Italy was approximately $4.3 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.
Inventory
We carry inventory at the lower of cost or net realizable value. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. Based on assessment of shelf lives and net realizable value of the product, a reserve of $1.5 million was recorded as of March 31, 2017 and December 31, 2016, for excess, obsolete or unsalable inventory.
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
Product sales
We sell PIXUVRI primarily through a limited number of wholesale distributors. We generally record product sales upon receipt of the product by the health care providers and certain distributors at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated rebates, trade discounts, and estimated product returns. Reserves are established for these deductions and actual amounts incurred are offset against the applicable reserves. We reflect these reserves as either a reduction in the related account receivable or as an accrued liability, depending on the nature of the sales deduction. These estimates are periodically reviewed and adjusted as necessary.
Collaboration Agreements
Milestone payments under collaboration agreements are generally aggregated into three categories for reporting purposes: (i) development milestones, (ii) regulatory milestones, and (iii) sales milestones. Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases. Regulatory milestones are typically payable upon submission for marketing approval with the FDA, or with the regulatory authorities of other countries, or on receipt of actual marketing approvals for the compound or for additional indications. Sales milestones are typically payable when annual sales reach certain levels.

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

We follow Accounting Standard Codification, or ASC, 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC 808, Collaborative Arrangements, if applicable, to determine the accounting of reimbursement arrangements under collaborative research and development and commercialization agreements.
Cost of Product Sold
Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties and other costs of PIXUVRI product sold. Cost of product sold also includes allowances, if any, for excess inventory that may expire and become unsalable.
Foreign Currency Translation and Transaction Gains and Losses
We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters.  For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ (deficit) equity, except for intercompany transactions that are of a short-term nature with entities that are consolidated, combined or accounted for by the equity method in our condensed consolidated financial statements. We and our subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.
The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange gain of $0.5 million and $1.5 million was recorded in the cumulative foreign currency translation adjustment account for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, the intercompany balance due from CTILS was €29.1 million (or $31.1 million upon conversion from euros as of March 31, 2017). As of December 31, 2016, the intercompany balance due from CTILS was €29.7 million (or $31.2 million upon conversion from euros as of December 31, 2016).
Net (Loss) Income Per Share
Basic net (loss) income per share, or EPS, is calculated based on the net (loss) income attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding dilutive effects, if any, of options, warrants, unvested share awards and convertible securities. Diluted EPS assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock, using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock, using the treasury stock method.
Recently Adopted Accounting Standards
In July 2015, the FASB issued new accounting guidance on simplifying the measurement of inventory which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. The adoption of this standard in the first quarter of 2017 did not have a material impact on our condensed consolidated financial statements.
In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosures in certain circumstances. The accounting standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this standard in the fourth quarter of 2016 did not have a material impact on our condensed consolidated financial statements.
In March 2016, the FASB issued new accounting guidance for employee share-based payments accounting. The accounting standard primarily affects the accounting for forfeitures, minimum statutory tax withholding requirements, and income tax effects related to share-based payments at settlement (or expiration). The accounting guidance is effective for annual reporting periods beginning after December 15, 2016 (including interim periods within those periods). We have historically maintained a full valuation allowance against deferred tax assets. The adoption of this standard in the first quarter of 2017 did not have a material impact on our condensed consolidated financial statements, and we will continue to estimate expected forfeitures.
Recently Issued Accounting Standards
In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and which supersedes current revenue recognition guidance. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations of whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, the FASB issued amendments to certain aspects of the new revenue guidance (including transition, collectability, noncash consideration and the presentation of sales and other similar taxes) and provided certain practical expedients. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this accounting standard on our condensed consolidated financial statements.
In January 2016, the FASB issued a new accounting standard on recognition and measurement of financial assets and financial liabilities. The accounting standard primarily affects the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued new accounting guidance on accounting for leases which requires lessees to recognize virtually all of their leases (other than leases that meet the definition of a short-term lease) on the balance sheet. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this accounting standard on our condensed consolidated financial statements.
In August 2016, the FASB issued an amendment to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing diversity in practice regarding eight types of cash flows. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our statements of cash flows.
Reclassifications
Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory

The components of PIXUVRI inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$450	$477
Work-in-process	2,576	2,558
Inventory, gross	3,026	3,035
Reserve for excess, obsolete or unsalable inventory	(1,524)	(1,510)
Inventory, net	$1,502	$1,525

3. Leases

Our deferred rent balance was $3.4 million as of March 31, 2017, of which $0.5 million was included in other current liabilities and $2.9 million was included in other liabilities. As of December 31, 2016, our deferred rent balance was $3.5 million, of which $0.5 million was included in other current liabilities and $3.0 million was included in other liabilities.

4. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$32	$786
Selling, general and administrative	1,767	3,040
Total share-based compensation expense	$1,799	$3,826

We incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2017	2016
Performance rights	$—	$360
Restricted stock	320	2,071
Options	1,479	1,395
Total share-based compensation expense	$1,799	$3,826

5. Earnings (Loss) Per Share

The numerator for both basic and diluted (loss) earnings per share, or EPS, is net (loss) income. The denominator for basic EPS (referred to as basic shares) is the weighted average number of common shares outstanding during the period, whereas the denominator for diluted EPS (referred to as diluted shares) also takes into account the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Basic and diluted shares were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Basic shares	28,045	27,793
Effect of dilutive securities	—	23
Diluted shares	28,045	27,816

The effect of dilutive securities included unexercised stock options and unvested restricted stock. Equity awards, warrants, and unvested share rights aggregating 3.5 million shares and 2.4 million shares for the three months ended March 31, 2017 and March 31, 2016, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive.

6. Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Gain (Loss) on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2016	$(6)	$(2,902)	$(3,747)	$(6,655)
Current period other comprehensive income (loss)	(1)	(501)	546	44
March 31, 2017	$(7)	$(3,403)	$(3,201)	$(6,611)

The value of available-for-sale securities of $13,000 and $13,500 as of March 31, 2017 and December 31, 2016, respectively, was included in Prepaid expenses and other current assets.

7. Legal Proceedings

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if , in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.1 million converted using the currency exchange rate as of March 31, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

Securities and Exchange Commission Subpoena

We previously disclosed that we received a subpoena from the SEC in January 2016. The SEC's subpoena requested, among other things; internal and external communications related to pacritinib Phase 3 trials, including communications with the independent data monitoring committee, or IDMC, for pacritinib's Phase 3 trials, our steering committee, our board of directors, our audit committee, representatives of Baxter and Baxalta, and the FDA, and other documents related to pacritinib.
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

Wei v. James A. Bianco, et al.; England v. James A Bianco, et al; Nahar v. James A. Bianco, et al.; Hill v. James A. Bianco, et al.

On March 14, 2016, a Company shareholder filed the first of four similar derivative lawsuits on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The first suit, Wei v. James A. Bianco, et al., 16-2-05818-3, was filed in King County Superior Court, Washington. A second suit, England v. James A. Bianco, et al., 16-2-14422-5, was filed in King County Superior Court, Washington, on June 16, 2016. Two additional derivative suits, Nahar v. James A. Bianco, et al., 2:16-cv-0756, and Hill v. James A. Bianco, et al., 2:16-cv-1250, were filed in the United States District Court for the Western District of Washington on May 24, 2016 and August 9, 2016, respectively. The four suits raise similar allegations and seek similar relief against certain current and former officers and directors, including James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named in each suit as a nominal defendant against which no monetary relief is sought. The complaints generally allege claims of: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; (4) waste of corporate assets and (5) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiffs in none of the suits made a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Each of plaintiffs’ suits requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. On March 29, 2017 during mediation, the parties to the derivative suits reached an agreement in principle to settle all four suits subject to Board and court approvals. As part of the settlement, CTI has agreed to adopt certain corporate governance reforms and agreed not to object to an attorneys’ fee application by plaintiffs’ counsel of up to $0.8 million collectively. There is no admission of liability or any wrongdoing by any of the individual defendants or CTI.
In connection with the four derivative lawsuits described above, after taking into account our existing insurance coverage, we accrued $0.2 million of settlement expense as our reasonable estimate of liability, which is recorded in Selling, general and administrative expenses in our condensed consolidated statement of operations for the three months ended March 31, 2017.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

8. Related Party Transaction

We have a majority ownership interest in Aequus. In May 2007, we entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology. We also entered into an agreement to fund Aequus in exchange for a convertible promissory note.

In March 2017, we and Aequus entered into a License and Promissory Note Termination Agreement and a Note Cancellation Agreement, pursuant to which, (i) all of the then-outstanding principal, plus all accrued and unpaid interest, approximately $13.7 million in total, was cancelled and terminated, (ii) our license agreement with Aequus was terminated, (iii) all obligations to Aequus were terminated with the exception of providing additional funding of up to $347,500 to Aequus, and (iv) Aequus has agreed to pay us a) 20% of milestone and similar payments, up to a maximum amount of $20.0 million, and b) royalties, on a product-by-product and county-by country basis, of 5% of net sales of certain ACTH Products being developed by Aequus. Payments from Aequus are due the later of (i) expiration of the last to expire valid patent claim that claims the ACTH Product, or (ii) ten years from the first commercial sale of the applicable ACTH Product. We have the right to terminate the License and Promissory Note Termination Agreement and require Aequus to assign all ACTH Product related assets to us if Aequus does not file an Investigational New Drug Application for an ACTH Product with the FDA by September 6, 2019.

9. Subsequent Event

In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement (the “Restated Agreement”) with Servier (together with the Company, the “Parties”) pursuant to which the Parties amended and restated the Exclusive License and Collaboration Agreement entered into by the Parties on September 16, 2014 (the “Original Agreement”) regarding the development and commercialization of PIXUVRI (to the extent incorporated in a pharmaceutical product, the “Licensed Product(s)”). The Restated Agreement replaces the Original Agreement in its entirety.

We have obtained conditional marketing authorization in the E.U. to market PIXUVRI for the treatment of adult patients with relapsed or refractory aggressive non-Hodgkin B-cell lymphomas. Under the Restated Agreement, we will transfer our European marketing authorization to Servier upon positive, statistically significant results in an ongoing post-authorization Phase III clinical trial, PIX306, unless Servier elects to terminate the Restatement Agreement within thirty (30) days after the positive results.

Under the Restated Agreement, we have granted to Servier an exclusive, sublicensable (subject to certain exceptions) license to manufacture the Licensed Products worldwide, and an exclusive, sublicenseable (subject to certain exceptions) license to develop and commercialize the Licensed Products worldwide, excluding the U.S. (the “Company Territory”). The Parties have agreed to enter into a commercialization transition plan by July 31, 2017 whereby we will transfer to Servier medical affairs and commercialization activities relating to the Licensed Products in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey and the United Kingdom (collectively, the "Transition Territory"). Upon the implementation of the commercialization transition plan, we will terminate or assign certain distributor and wholesaler contracts to Servier in the Transition Territory. Each party will be responsible for the manufacture and supply of drug products and substances in their respective territories.

We will receive payments of €12.0 million from Servier, which includes €2.0 million for a new milestone previously achieved, and Servier is obligated to purchase a certain amount of PIXUVRI drug product for an additional €0.9 million within 30 days of the Restated Agreement. Subject to the achievement of certain conditions, we are eligible to receive additional milestone payments from Servier in the aggregate amount of up to €76.0 million, which is comprised of the following: up to €36.0 million in potential regulatory milestone payments and up to €40.0 million in potential sales milestone payments. We are eligible to receive tiered royalty payments ranging from a low-double digit percentage up to a percentage in the low-twenties based on net sales of the Licensed Product, subject to certain reductions of up to mid-double digit percentages under certain circumstances. The Parties will no longer use a joint marketing plan, and marketing costs will no longer be shared equally between the Parties; instead Servier will be solely responsible for marketing costs within Europe. Mutually agreed upon development costs other than PIX306 will continue to be shared equally between the Parties, which represents no change to the development cost sharing.

The Restated Agreement also requires the Parties to amend the trademark license agreement entered into between the Parties on June 8, 2015 to provide for Servier’s right to use of our trademark PIXUVRI in connection with Licensed Products worldwide, excluding the Company Territory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q may contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. Such statements include statements concerning sufficiency of cash resources and other projections, product manufacturing and sales, research and development expenses, selling, general and administrative expenses, financings and additional losses. These statements are based on assumptions about many important factors and information currently available to us to the extent that we have thus far had an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. Additionally, these statements are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ending December 31, 2016, or the 2016 Form 10-K, particularly in “Factors Affecting Our Business, Financial Condition, Operating Results and Prospects,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis and the further development of PIXUVRI worldwide, for which our partner, Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively Servier, has commercialization rights outside the United States, or the U.S.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the European Union, or the E.U., for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As a part of the conditional marketing authorization, we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., and an extension granted in September 2016, we are required to submit the requisite clinical study report for PIX306 by December 2018.

In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier. Under the Restated Agreement, Servier will have rights to PIXUVRI in all markets except in the U.S. where we will retain the commercialization rights. Previously Servier had rights to commercialize the drug globally except in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the United Kingdom, or the U.K., and the U.S. Servier will pay us €12.0 million and is obligated to purchase a certain amount of PIXUVRI drug product for an additional €0.9 million within 30 days of the Restated Agreement. We are eligible to receive up to €76.0 million in additional sales and regulatory milestone payments as well as royalties on net product sales.

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

Pacritinib was evaluated in two Phase 3 clinical trials, known as the PERSIST program, for patients with myelofibrosis, with one trial in a broad set of patients without limitations on platelet counts, the PERSIST-1 trial; and the other in patients with low platelet counts, the PERSIST-2 trial. In August 2014, pacritinib was granted Fast Track designation by the Food and Drug Administration, or the FDA, for the treatment of intermediate and high risk myelofibrosis including, but not limited to, patients with disease-related thrombocytopenia (low platelet counts); patients experiencing treatment-emergent thrombocytopenia on other JAK2 inhibitor therapy; or patients who are intolerant of or whose symptoms are not well controlled (sub-optimally managed) on other JAK2 therapy.

In May 2015, we announced the final results from PERSIST-1, our Phase 3 trial evaluating the efficacy and safety of pacritinib compared to BAT (Best Available Therapy), excluding JAK2 inhibitors, which included a broad range of currently utilized treatments, in 327 patients with myelofibrosis regardless of the patients' platelet counts. The study included patients with severe or life-threatening thrombocytopenia. Patients were randomized to receive 400 mg pacritinib once daily or BAT, excluding JAK2 inhibitors. The trial met its primary endpoint of spleen volume reduction (SVR) (35 percent or greater from baseline to Week 24 by magnetic resonance imaging (MRI) or computerized tomography (CT)). The most common treatment-emergent adverse events (AEs), occurring in 20 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were gastrointestinal (generally manageable diarrhea and nausea) and anemia.

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

In February 2016, prior to the clinical hold, we completed patient enrollment in the PERSIST-2 Phase 3 clinical trial. Under the full clinical hold, all patients participating in the PERSIST-2 clinical trial discontinued pacritinib treatment.

In August 2016, we announced the top-line results from PERSIST-2, our Phase 3 trial of pacritinib for the treatment of patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter. Three hundred eleven (311) patients were enrolled in the study, which formed the basis for the safety analysis. Two hundred twenty-one (221) patients had a chance to reach Week 24 (the primary analysis time point) at the time the clinical hold was imposed and constituted the intent-to-treat analysis population utilized for the evaluation of efficacy. Results demonstrated that the PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant response rate in SVR in patients with myelofibrosis treated with pacritinib compared to BAT, including the approved JAK2 inhibitor ruxolitinib. The co-primary endpoint of reduction of Total Symptom Score (TSS) was not achieved but trended toward improvement in TSS. There was no significant difference in overall survival across treatment arms, censored at the time of clinical hold. The most common treatment-emergent AEs, occurring in 20 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were gastrointestinal (generally manageable diarrhea, nausea and vomiting) and hematologic (anemia and thrombocytopenia) and were generally less frequent for twice-daily (BID) versus once-daily (QD) administration.  Details of the trial were presented in a late-breaking oral session at the American Society of Hematology Annual Meeting in December 2016.

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and a dose-exploration clinical trial protocol that the FDA requested. At that time, we announced that we intend to conduct a new trial, PAC203, that plans to enroll up to approximately 105 patients with primary myelofibrosis who have failed prior ruxolitinib therapy to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks) of three dose regimens: 100 mg QD, 100 mg BID and

200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2. The Company expects to initiate the trial in the second quarter of 2017.

The Marketing Authorization Application, or MAA, for pacritinib was submitted to the European Medicines Agency, or EMA, in February 2016 with an indication statement based on the PERSIST-1 trial data. In its initial assessment report, the Committee for Medicinal Products for Human Use (CHMP) determined that the current application is not approvable at this point in the review cycle because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. These data suggest that pacritinib may show clinical benefit in patients who have failed or are intolerant to ruxolitinib therapy, a population for which there is no approved therapy.

Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we have decided to withdraw the MAA. We are preparing a new MAA that seeks to address the major objections by including data from PERSIST-2 that will focus on patients with baseline platelet counts less than or equal to 100,000 per microliter, including patients with prior exposure to JAK2 inhibitor therapy. We plan to submit this application mid-year 2017.

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

Management and Board of Directors

In February 2017, we announced the appointment of Adam Craig, M.D., Ph.D., as President and Chief Executive Officer (CEO) and member of the Board of Directors effective March 20, 2017. Dr. Craig has over 20 years of experience in hematology, oncology and drug development in both the US and Europe. Dr. Craig worked as an independent consultant providing strategic and operational advice and support to CTI BioPharma and other hematology/oncology biotechnology companies. Prior to consulting, Dr. Craig was Chief Medical Officer (CMO) and Executive Vice President of Development at Sunesis Pharmaceuticals from 2012 to 2016. From 2008 to 2012, Dr. Craig was CMO and Senior Vice President of Chemgenex Pharmaceuticals Ltd. Dr. Craig is a Member of the Royal College of Physicians (UK) and undertook Post-Graduate Training in Pediatrics and Pediatric Oncology. Dr. Craig earned his Bachelor's and Medical degrees from Charing Cross and Westminster Medical School, University of London and holds a Ph.D. in Molecular Oncology from Leeds University in the U.K. and an MBA from the Open Business School, in the U.K. Dr. Craig recently served as a Product Development Reviewer for the Cancer Prevention Research Institute of Texas.

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

Financial Summary

Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $0.8 million and $36.5 million for the three months ended March 31, 2017 and 2016, respectively. Our loss from operations for the three months ended March 31, 2017 was $19.3 million, compared to income from operations of $4.1 million for the three months ended March 31, 2016. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of March 31, 2017, cash and cash equivalents were $33.3 million.

RESULTS OF OPERATIONS
Three months ended March 31, 2017 and 2016

Product sales, net. We sell PIXUVRI primarily through a limited number of wholesale distributors. Servier is responsible for distribution of PIXUVRI in the respective countries in its territory. We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.

Product sales, net include royalty revenue as well as a provision for distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. Product sales, net from PIXUVRI were $0.7 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively, and included royalty revenue of $0.1 million for the three months ended March 31, 2017. No royalty revenue was recorded during the three months ended March 31, 2016. The decrease in product sales, net of $0.5 million for the three months ended March 31, 2017 from the respective period in 2016 was primarily related to pricing and volume variances between the periods presented as well as the decline in average exchange rate of the euro for our euro-denominated sales and the average exchange rate of the British pound for our pound-denominated sales.

The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. Distributor discounts, returns and rebates were $0.1 million during the three months ended March 31, 2017 while no material amount was recorded for the same period in 2016. During the periods presented, there were no other material payments and credits applied towards provision for discounts, rebates and other for current or prior period sales.

Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were $0.7 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

Any expansion of our commercial operations in the E.U. (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. Future revenues, if any, are dependent on market acceptance of PIXUVRI, the reimbursement decisions made by governmental authorities in each country where PIXUVRI is available for sale and other factors.
License and Contract Revenues
License and contract revenues are summarized as follows (in thousands):

		Three Months Ended March 31,
		2017	2016
Baxalta	Milestone and license revenue	$—	$32,000
	Development services revenue	—	2,876
	Total Baxalta revenue	—	34,876

Servier	Milestone and license revenue	—	—
	Development services revenue	68	376
	Total Servier revenue	68	376

Total license and contract revenue		$68	$35,252

Baxalta

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement with Baxalta Incorporated and its affiliates, or Baxalta, which is now part of Shire plc. As such, we will no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta.

During the three months ended March 31, 2016, we recorded milestone revenue of $32.0 million. We received the cash advance for these milestone payments in the second quarter of 2015; it was accounted for as long-term debt until the achievement of the associated milestones in the first quarter of 2016. No such milestone payments were received during the three months ended March 31, 2017 due to the termination of the Pacritinib License Agreement as discussed above.

During the three months ended March 31, 2016, we recorded $2.9 million of development services revenue, of which $2.7 million was related to the reimbursable development costs from Baxalta under the terms of the Pacritinib License Agreement and $0.2 million was related to the upfront payment we received in connection with the execution of the Pacritinib License Agreement in 2013. No such revenue was recorded during the same period in 2017 due to the termination of the Pacritinib License Agreement as discussed above.

For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Baxalta”.

Servier

In February 2016, we entered into an agreement with one of Servier's affiliates whereby we are to conduct a pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. In relation to this study, we recorded $42,000 and $0.4 million of expense reimbursements as development services revenue during the three months ended March 31, 2017 and 2016, respectively.

We recognized $26,000 of revenue for the three months ended March 31, 2017 and 2016, respectively, relating to development services allocated from the upfront payment we received in connection with the agreement in place with Servier. The remaining deferred revenue balance was $0.6 million as of both March 31, 2017 and December 31, 2016. In addition, the deferred revenue balance as of March 31, 2017 included a $0.2 million prepayment related to the pharmacokinetic sub-study. There was no such prepayment as of December 31, 2016.

For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities - Servier”.

Operating costs and expenses

Cost of product sold. Cost of product sold is related to sales of PIXUVRI. Cost of product sold for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively. The decrease in cost of product sold was primarily related to a decline in quantity of inventory sold between periods in addition to a decline in the euro between periods. This was partially offset by an increase in the per unit cost of product sold related to the product mix of the reduced-cost inventory.

We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the EMA's CHMP. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization and, therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. We expect approximately half of this reduced-cost inventory will be available for us to use commercially and to fulfill expected demand under the Restated Agreement with Servier. Accordingly, we have reserved $1.5 million of existing inventory expected to be unsalable as of both March 31, 2017 and December 31, 2016. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date.We expect that our cost of product sold as a percentage of product sales may increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold; however, such future cost trend will ultimately depend on several factors in the near term, including, but not limited to, the consumption rate and availability of reduced cost inventory, the effect of expiring inventory and applicable manufacturing pricing structures (which will depend, in part, on the particular drug substance manufacturers we select.)

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Compounds:
PIXUVRI	$2,065	$3,503
Pacritinib	4,105	11,625
Opaxio	3	26
Tosedostat	106	377
Operating expenses	2,953	4,932
Research and preclinical development	21	383
Total research and development expenses	$9,253	$20,846

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of March 31, 2017 were $122.5 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $119.2 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $228.0 million for Opaxio and $14.0 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses decreased to $9.3 million for the three months ended March 31, 2017 compared to $20.8 million for the same period in 2016. The decrease was primarily attributed to a decrease in pacritinib development costs as a result of the full clinical hold, a decrease in operating expenses primarily attributed to personnel costs associated with a reduction in average headcount between periods, and a reduction in PIX306 comparator drug purchases between periods.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $10.7 million for the three months ended March 31, 2017 compared to $11.3 million for the same period in 2016. This decrease was primarily attributable to a $0.6 million decrease in personnel costs, a $0.3 million decrease in bad debt expense, a $0.3 million decrease in professional fees for marketing initiatives related to our drug candidate, pacritinib, a $0.3 million decrease in pacritinib promotional costs previously shared with our collaboration partner, Baxalta, a $0.3 million decrease in travel costs, and $0.3 million decrease in other expense. Offsetting these decreases were a $1.0 million increase to legal fees, a $0.2 million increase in audit and tax related fees, a $0.2 million increase in consulting and other professional service costs for PIXUVRI, and a $0.1 million increase in general consulting fees.

Non-operating income and expenses

Interest expense. Interest expense for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.7 million, respectively. Interest expense was primarily related to our senior secured term loan.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the three months ended March 31, 2017 and 2016 was $38,000 and $0.1 million, respectively, and was related to our senior secured term loan in 2017 and to the senior secured term loan and the Baxalta milestone advances in 2016.

Foreign exchange (loss) gain. The foreign exchange loss for the three months ended March 31, 2017 and the gain for the three months ended March 31, 2016 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.

Other non-operating expense. Other non-operating expense of $0.5 million for the three months ended March 31, 2016 represents the other-than-temporary impairment recognized on our investment in equity securities.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and cash equivalents. As of March 31, 2017, we had $33.3 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities decreased to $8.7 million during the three months ended March 31, 2017 compared to $23.1 million for the same period in 2016. This decrease was primarily due to decreases in spending for research and development expenses for the three months ended March 31, 2017 compared to the same period in 2016, and the collection of $7.7 million in receivables from collaborative arrangements in 2017, as well as timing of cash payments related to operating activities between the two periods.

Net cash used in investing activities. There was no cash used in investing activities for the three months ended March 31, 2017. Net cash used in investing activities of $29,000 for the same period in 2016 was due to purchases of property and equipment.

Net cash used in financing activities. Net cash used in financing activities was $2.0 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily due to repayment of our senior secured term loan.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments or arrangements for additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we will experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Baxalta.”

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2017. This raises substantial doubt about our ability to continue as a going concern. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for PIXUVRI, pacritinib, and tosedostat. Because of our reacquisition of worldwide rights for pacritinib, we will no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib will increase. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of March 31, 2017, our available cash and cash equivalents totaled $33.3 million. We had an outstanding principal balance under our senior secured term loan agreement of $17.6 million.

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

Our future capital requirements will depend on many factors, including:

•developments in and expenses associated with our research and development activities;

•acquisitions of compounds or other assets;

•changes in manufacturing;

•ability to generate sales of PIXUVRI;

•regulatory approval developments;

•ability to execute appropriate collaborations for development and commercialization activities;

•ability to reach milestones triggering payments under certain of our contractual arrangements;

•litigation and other disputes;

•competitive market developments; and

•other unplanned business developments.

As of March 31, 2017, our contractual purchase obligations for which payments are due over the next 12 months, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, decreased by approximately $0.7 million.

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

Servier

In September 2014, we entered into an Exclusive License and Collaboration Agreement, or the Original Servier Agreement, pursuant to which we granted Servier an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products outside of Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the U.K. and the U.S.

We received an upfront payment in October 2014 of €14.0 million (or $17.8 million using the currency exchange rate as of the date we received the funds). In addition, subject to the achievement of certain conditions, the Original Servier Agreement provided for us to potentially receive milestone payments thereunder in the aggregate amount of up to €89.0 million, which was comprised of the following: up to €49.0 million in potential clinical and regulatory milestone payments (of which €9.5 million was payable upon occurrence of certain enrollment events in connection with the PIX306 study for PIXUVRI); and up to €40.0 million in potential sales-based milestone payments. As of March 31, 2017, of these potential milestone payments, we have received a €1.5 million (or $1.7 million upon conversion from euros as of the date we received the funds) milestone payment relating to the attainment of reimbursement approval for PIXUVRI in Spain and a €7.5 million (or $8.0 million upon conversion from euros as of the date we achieved the milestone in December 2016) milestone payment relating to the occurrence of a certain enrollment event in the PIX306 study.

In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement (the “Restated Agreement”) with Servier (together with the Company, the “Parties”) pursuant to which the Parties amended and restated the Exclusive License and Collaboration Agreement entered into by the Parties on September 16, 2014 (the “Original Agreement”) regarding the development and commercialization of PIXUVRI (to the extent incorporated in a pharmaceutical product, the “Licensed Product(s)”). The Restated Agreement replaces the Original Agreement in its entirety.

We have obtained conditional marketing authorization in the E.U. to market PIXUVRI for the treatment of adult patients with relapsed or refractory aggressive non-Hodgkin B-cell lymphomas. Under the Restated Agreement, we will transfer our European marketing authorization to Servier upon positive, statistically significant results in an ongoing post-authorization Phase III clinical trial, PIX306, unless Servier elects to terminate the Restatement Agreement within thirty (30)days after the positive results.

Under the Restated Agreement, we have granted to Servier an exclusive, sublicensable (subject to certain exceptions) license to manufacture the Licensed Products worldwide, and an exclusive, sublicenseable (subject to certain exceptions) license to develop and commercialize the Licensed Products worldwide, excluding the U.S. (the “Company Territory”). The Parties have agreed to enter into a commercialization transition plan by July 31, 2017 whereby we will transfer to Servier medical affairs and commercialization activities relating to the Licensed Products in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey and the U.K. (collectively, the "Transition Territory"). Upon the implementation of the commercialization transition plan, we will terminate or assign certain distributor and wholesaler contracts to Servier in the Transition Territory. Each party will be responsible for the manufacture and supply of drug products and substances in their respective territories.

We will receive payments of €12.0 million from Servier, which includes €2.0 million for a new milestone previously achieved, and Servier is obligated to purchase a certain amount of PIXUVRI drug product for an additional €0.9 million within 30 days of the Restated Agreement. Subject to the achievement of certain conditions, we are eligible to receive additional milestone payments from Servier in the aggregate amount of up to €76.0 million, which is comprised of the following: up to €36.0 million in potential regulatory milestone payments and up to €40.0 million in potential sales milestone payments. We are eligible to receive tiered royalty payments ranging from a low-double digit percentage up to a percentage in the low-twenties based on net sales of the Licensed Product, subject to certain reductions of up to mid-double digit percentages under certain circumstances. The Parties will no longer use a joint marketing plan, and marketing costs will no longer be shared equally between the Parties; instead Servier will be solely responsible for marketing costs within Europe. Mutually agreed upon development costs other than PIX306 will continue to be shared equally between the Parties, which represents no change to the development cost sharing.

The Restated Agreement also requires the Parties to amend the trademark license agreement entered into between the Parties on June 8, 2015 to provide for Servier’s right to use of our trademark PIXUVRI in connection with Licensed Products worldwide, excluding the Company Territory.

Baxalta

In November 2013, we entered into a Development, Commercialization and License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas, or the Original Pacritinib License Agreement. The Original Pacritinib License Agreement, the rights and obligations to which Baxter had assigned to Baxalta, was amended by the License Amendment, effective June 8, 2015. The Original Pacritinib License Agreement, as amended by the License Amendment, is referred to herein as the “Pacritinib License Agreement.” Under the Pacritinib License Agreement, Baxalta had an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable license (which was sub-licensable under certain circumstances) relating to pacritinib. Licensed products under the Pacritinib License Agreement consisted of products in which pacritinib is an ingredient.

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

In June 2015, we entered into the License Amendment. Pursuant to the License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the original Pacritinib License Agreement relating to the PERSIST-2 Milestone and the MAA Milestone. In the first quarter of 2016, we recorded $32.0 million in license and contract revenue upon attainment of the milestones.

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

S*BIO

We acquired the compounds SB1518 (which is referred to as “pacritinib”) and SB1578, which inhibit JAK2 and FLT3, from S*BIO in May 2012. Under our agreement with S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. At our election, we may pay up to 50% of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock. In addition, S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low single-digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

Vernalis

We entered into an amended and restated exclusive license agreement with Vernalis (R&D) Limited, or Vernalis, in October 2014, or the Vernalis License Agreement, for the exclusive worldwide right to use certain patents and other intellectual property rights to develop, market and commercialize tosedostat and certain other compounds. Under the Vernalis License Agreement, we have agreed to make tiered royalty payments of no more than a high single-digit percentage of net sales of products containing licensed compounds, with such obligation to continue on a country-by-country basis for the longer of ten years following commercial launch or the expiry of relevant patent claims.

The Vernalis License Agreement will terminate when the royalty obligations expire, although the parties have early termination rights under certain circumstances, including the following: (i) we have the right to terminate, with three months’ notice, upon the belief that the continued development of tosedostat or any of the other licensed compounds is not commercially viable; (ii) Vernalis has the right to terminate in the event of our uncured failure to pay sums due; and (iii) either party has the right to terminate in the event of the other party’s uncured material breach or insolvency.

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.2 million in milestone payments during 2014 based on certain enrollment milestones achieved. A milestone of $0.5 million has been recorded in accounts payable as of March 31, 2017. We may be required to pay an additional $0.5 million upon the attainment of a certain milestone. No further development of Opaxio is planned.

PG-TXL

In November 1998, we entered into an agreement with PG-TXL, as amended in February 2006, or the PG-TXL Agreement, which granted us an exclusive worldwide license for the rights to Opaxio and to all potential uses of PG-TXL’s polymer technology. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we were obligated to make payments to PG-TXL upon the achievement of certain development and regulatory milestones of up to $14.4 million. The timing of the remaining milestone payments under the PG-TXL Agreement was based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we were required to make royalty payments to PG-TXL based on net sales. Our royalty obligations ranged from low to mid-single digits as a percentage of net sales. In February 2017, we terminated our agreement with PG-TXL and the exclusive worldwide license for rights to Opaxio and certain polymer technology under our agreement with PG-TXL.

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

Under the Novartis Termination Agreement, we agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of PIXUVRI and Opaxio unless the recipient thereof agrees to be bound by the terms of the

Novartis Termination Agreement. We also agreed to provide potential payments to Novartis, including a percentage ranging from the low double-digits to the mid-teens, of any consideration received by us or our affiliates in connection with any transfer, license, sublicense or other grant of rights with respect to intellectual property of PIXUVRI or Opaxio; provided that such payments will not exceed certain prescribed ceilings in the low single-digit millions. Novartis is entitled to receive potential payments of up to $16.6 million upon the successful achievement of certain sales milestones of PIXUVRI and Opaxio. We are also obligated to pay to Novartis tiered low single-digit percentage royalty payments for the first several hundred million dollars in annual net sales, and 10% royalty payments thereafter based on annual net sales of each of PIXUVRI and Opaxio, subject to reduction in the event generic drugs are introduced and sold by a third party, causing the sale of PIXUVRI to fall by a percentage in the high double digits. Royalty payments for PIXUVRI are subject to certain minimum floor percentages in the low single digits.

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

Other Agreements

We have several agreements with CROs, third-party manufacturers and distributors that have durations of greater than one year for the development and distribution of certain of our compounds.
CRITICAL ACCOUNTING ESTIMATES
We make certain judgments and use certain estimates and assumptions when applying accounting principles generally accepted in the U.S. in the preparation of our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary materially from what we anticipate and different assumptions or estimates about the future could change our reported results. For a discussion of our critical accounting estimates, please see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Form 10-K. There have been no material changes to our critical accounting estimates discussed therein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. In addition, certain of our contractual arrangements, such as the Restated Agreement with Servier, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of March 31, 2017, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.3 million as of this date.

Interest Rate Risk

Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance under such loan at March 31, 2017 of $17.6 million, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of $0.1 million over the next twelve months. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, refer to Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2016 Form 10-K.

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
Our management, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Commercial and Administrative Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President, Chief Commercial and Administrative Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
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
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.1 million converted using the currency exchange rate as of March 31, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

•
2005 VAT. In January 2011, the Provincial Tax Court issued decision No. 4/2010 which (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the ITA to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. Both the ITA and the Company appealed to the higher court against the decision. In October 2012, the Regional Tax Court issued decision no. 127/31/2012, which (i) fully accepted the merits of our appeal and (ii) confirmed that no penalties can be imposed against us. In April 2013, the ITA appealed the decision to the Italian Supreme Court.

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

Wei v. James A. Bianco, et al.; England v. James A Bianco, et al; Nahar v. James A. Bianco, et al.; Hill v. James A. Bianco, et al.

On March 14, 2016, a Company shareholder filed the first of four similar derivative lawsuits on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The first suit, Wei v. James A. Bianco, et al., 16-2-05818-3, was filed in King County Superior Court, Washington. A second suit, England v. James A. Bianco, et al., 16-2-14422-5, was filed in King County Superior Court, Washington, on June 16, 2016. Two additional derivative suits, Nahar v. James A. Bianco, et al., 2:16-cv-0756, and Hill v. James A. Bianco, et al., 2:16-cv-1250, were filed in the United States District Court for the Western District of Washington on May 24, 2016 and August 9, 2016, respectively. The four suits raise similar allegations and seek similar relief against certain current and former officers and directors, including James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named in each suit as a nominal defendant against which no monetary relief is sought. The complaints generally allege claims of: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) waste of corporate assets and (5) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiffs in none of the suits made a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Each of plaintiffs’ suits requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. On March 29, 2017 during mediation, the parties to the derivative suits reached an agreement in principle to settle all four suits subject to Board and court approvals. As part of the settlement, CTI has agreed to adopt certain corporate governance reforms and agreed not to object to an attorneys’ fee application by plaintiffs’ counsel of up to $800,000 collectively. There is no admission of liability or any wrongdoing by any of the individual defendants or CTI.

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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $33.3 million as of March 31, 2017. We believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2017. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of March 31, 2017, we had an outstanding principal balance under our senior secured term loan agreement of $17.6 million. We were required to make monthly interest-only payments in respect thereof in the approximate amount of $0.2 million until March 31, 2016. Following March 31, 2016, we are required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.8 million, with the final principal payment of approximately $3.3 million on December 1, 2018. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2017, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

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

Our business is heavily dependent on the success of our development and commercialization collaborations. In particular, under the Restated Agreement with Servier, we rely heavily on Servier to collaborate with us to develop and commercialize PIXUVRI. As a result of our dependence on our relationship with Servier, the success or commercial viability of PIXUVRI is, to a certain extent, beyond our control. We are subject to a number of specific risks associated with our dependence on our collaborative relationship with Servier, including the following: possible disagreements as to the timing, nature and extent of development plans for the respective compound, including clinical trials or regulatory approval strategy; changes in their respective personnel who are key to the collaboration efforts; any changes in their respective business strategies adverse to our interests, whether in connection with a change of control or otherwise; possible disagreements regarding ownership of proprietary rights; the ability to meet our financial and other contractual obligations under the respective agreements; and the possibility that Servier could elect to terminate their agreement with us pursuant to “at-will” termination clauses or breach their agreement with us. Furthermore, the contingent financial returns under our collaboration with Servier depends in large part on the achievement of development and commercialization milestones and the ability to generate applicable product sales to trigger royalty payments. Therefore, our success, and any associated future financial returns to us and our investors, will depend in large part on the performance of Servier. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

The regulatory approval process for pacritinib has been subject to delay and uncertainty associated with clinical holds placed on pacritinib clinical trials in February 2016 and the planned withdrawal of the MAA in Europe. While the full clinical hold on pacritinib trials has been removed and we plan to submit a new MAA mid-year 2017, our planned dose-exploration trial for pacritinib and further clinical trials for pacritinib could be subject to further delay or we could be prevented from further studying pacritinib or seeking its commercialization.

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

Further, in the EMA’s initial assessment report regarding our MAA, the CHMP determined that the current application is not approvable because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. These data suggest that pacritinib may show clinical benefit in patients who have failed or are intolerant to ruxolinitib therapy, a population for which there is no approved therapy. Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we have decided to withdraw the MAA. We are preparing a new MAA that seeks to address the major objections by including data from PERSIST-2. The new application will focus on patients who have failed or are intolerant to ruxolitinib. We plan to submit this new application mid-year 2017.

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

To the extent our products are developed, commercialized and successfully introduced to market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. Globally, governmental and other third-party payors are becoming increasingly aggressive in attempting to contain health care costs by strictly controlling, directly or indirectly, pricing and reimbursement and, in some cases, limiting or denying coverage altogether on the basis of a variety of justifications, and we expect pressures on pricing and reimbursement from both governments and private payors inside and outside the U.S. to continue. In the U.S., we are subject to substantial pricing, reimbursement and access pressures from state Medicaid programs, private insurance programs and pharmacy benefit managers, and implementation of U.S. health care reform legislation is increasing these pricing pressures. The Patient Protection and Affordable Care Act instituted comprehensive health care reform, which includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. In addition, members of the Trump administration, including the President, have made public statements criticizing pricing practices within the pharmaceutical industry, indicating that they may seek to increase pricing pressures on the pharmaceutical industry.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products, including PIXUVRI, are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as our ongoing PIX306 trial of PIXUVRI required by the EMA. We cannot predict the outcome of PIX306 or whether we will be able to complete the associated requirements in a timely manner. If we are unable to submit the requisite PIX306 clinical study report by the due date in December 2018 and are unable to obtain an extension of such deadline, or if we are otherwise unable to satisfy all applicable requirements, our conditional marketing authorization for PIXUVRI may be revoked.

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

We regained compliance in January 2017 with the minimum $1.00 bid price requirement by effecting a 1-for-10 reverse stock split on January 1, 2017, after receiving notice of non-compliance from NASDAQ in March 2016.

We have in the past and may in the future fail to comply with the NASDAQ Stock Market LLC, or NASDAQ. If our common stock ceases to be listed for trading on The NASDAQ Capital Market for failure to comply with the minimum $1.00 per share closing bid price requirement or for any other reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under our senior secured term loan and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on The NASDAQ Capital Market or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Delisting from The NASDAQ Capital Market could also affect our ability to maintain our listing or trading on the MTA in Italy. Trading in our common stock has been halted or suspended on both The NASDAQ Capital Market and MTA in the past and may also be halted or suspended in the future due to market or trading conditions at the discretion of The NASDAQ Stock Market, CONSOB or the Borsa Italiana (which ensures the development of the managed markets in Italy). Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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

We are subject to risks associated with doing business outside of the U.S., which exposes us to complex foreign and U.S. regulations. For example, we are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, the Bribery Act 2010 and other anti-corruption laws. These laws generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. The SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law.

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

We are dependent on third-party service providers for a number of critical operational activities including, in particular, for the manufacture, testing and distribution of our compounds and associated supply chain operations, as well as for clinical trial activities. Any failure or delay in these undertakings by third parties could harm our business.

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we rely heavily on third parties for the manufacture and testing of our compounds. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of compounds in compliance with GLP and cGMP. As a result, we rely on third parties to supply us in a timely manner with manufactured products/product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third-party manufacturers to conduct their operations in compliance with GLP and cGMP or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates GLP and cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

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

We also rely on third-party service providers for certain warehousing, transportation, sales, order processing, distribution and cash collection services. With regard to the distribution of our compounds, we depend on third-party distributors to act in accordance with GDP, and the distribution process and facilities are subject to continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.

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

Although we monitor the compliance of our third-party service providers performing the aforementioned services, we cannot be certain that such service providers will consistently comply with applicable regulatory requirements or that they will otherwise timely satisfy their obligations to us. Any such failure and/or any failure by us to monitor their services and to plan for and manage our short and long term requirements underlying such services could result in shortage of the compound, delays in or cessation of clinical trials, failure to obtain or revocation of product approvals or authorizations, product recalls, withdrawal or seizure of products, suspension of an applicable wholesale distribution authorization and/or distribution of products, operating restrictions, injunctions, suspension of licenses, other administrative or judicial sanctions (including civil penalties and/or criminal prosecution) and/or unanticipated related expenditures to resolve shortcomings. Such consequences could have a significant impact on our business, financial condition, operating results or prospects.

If we are unable to recruit, retain, integrate and motivate senior management, other key personnel and directors, or if such persons are unable to perform effectively, our business could suffer.

Our future success depends, in part, on our ability to continue to attract and retain senior management, other key personnel and directors to enable the execution of our business plan and to identify and pursue new opportunities. Additionally, our productivity and the quality of our operations are dependent on our ability to integrate and train our new personnel quickly and effectively. In February 2017, we announced the appointment of Adam Craig, M.D., Ph.D., as President and Chief Executive Officer effective March 2017, and also in March 2017, we announced the appointment of Bruce J. Seeley as Executive Vice President, Chief Commercial and Administrative Officer and Secretary. Leadership transitions and management changes can be difficult to manage and may create uncertainty or disruption to our business or increase the likelihood of turnover in our other officers and employees. We may not be able to effectively manage our transition to a new president and chief executive officer.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.3 million and $4.4 million as of March 31, 2017 and December 31, 2016, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, "Legal Proceedings," and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $10.1 million upon conversion from euros as of March 31, 2017) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part II, Item 1, "Legal Proceedings," we are currently engaged in certain pending legal proceedings, including the purported class action lawsuits filed against us and certain of our current and former directors and officers in February 2016 and the four derivative lawsuits filed against us in March, May, June and August 2016. In addition, we are in the process of supplying documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations as described in Part II, Item 1, "Legal Proceedings." Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities, as well as the reported amounts of revenues and expenses, in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Any expansion of our commercial operations in Europe (including with regard to sales of PIXUVRI) may increase our exposure to fluctuations in foreign currency exchange rates. In addition, certain of our contractual arrangements, such as the Restated Agreement with Servier, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Furthermore, the referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union has resulted in increased volatility in the global financial markets and caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the euro. Changes in the value of the U.S. dollar as compared to foreign currencies (in particular, the euro) might have an adverse effect on our reported operating results and financial condition.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended April 26, 2017, our stock price ranged from a low of $3.07 to a high of $6.48. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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
The following table sets forth information with respect to purchases of our common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	88	$4.87	—	—
February 1 - February 28, 2017	—	—	—	—
March 1 - March 31, 2017	456	4.25	—	—
Total	544	$4.35	—	—
_________________________

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our Equity Incentive Plans.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N-1 Preferred Stock).	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated December 8, 2015 (Series N-2 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation, dated April 29, 2016.	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016.

3.6	Amendment to Amended and Restated Articles of Incorporation of CTI BioPharma Corp.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 21, 2016.

3.7	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2015.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Third Amendment to Shareholder Rights Agreement, dated as of December 1, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2015.

4.5	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.6	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

Exhibit Number	Exhibit Description	Location

4.7	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.1	Director Compensation Policy.	Filed herewith.

10.2	Employment Agreement, dated February 24, 2017, by and between the Company and Adam Craig.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 27, 2017.

10.3	Separation and Release Agreement, dated March 13, 2017, by and between the Company and Louis A. Bianco.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 13, 2017.

10.4†
Amended and Restated Exclusive License and Collaboration Agreement by and between the Company, CTI Life Sciences Limited, Laboratoires Servier and Institut de Recherches Internationales Servier dated as of April 21, 2017.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: May 3, 2017	By:	/s/ Adam R. Craig
Adam R. Craig
President and Chief Executive Officer

Dated: May 3, 2017	By:	/s/ Bruce J. Seeley
Bruce J. Seeley
Executive Vice President,
Chief Commercial and Administrative
Officer