Form 10-Q
period 2017-06-30
CTI BIOPHARMA CORP
filed 2017-08-04
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2017
Common Stock, no par value	42,982,568

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,740	$44,002
Accounts receivable	480	378
Receivables from collaborative arrangements	259	7,778
Inventory, net	1,507	1,525
Prepaid expenses and other current assets	1,377	2,141
Total current assets	78,363	55,824
Property and equipment, net	2,642	3,023
Other assets	5,327	4,996
Total assets	$86,332	$63,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,013	$7,227
Accrued expenses	22,076	24,765
Current portion of deferred revenue	1,321	103
Current portion of long-term debt	8,419	7,949
Other current liabilities	634	602
Total current liabilities	36,463	40,646
Deferred revenue, less current portion	611	514
Long-term debt, less current portion	7,007	11,311
Other liabilities	3,331	3,615
Total liabilities	47,412	56,086
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value:
Authorized shares - 33,333
Series N-3 Preferred Stock, $2,000 stated value per share, 22,500 shares designated, 575 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,090	—
Common stock, no par value:
Authorized shares - 81,500,000 and 41,500,000 at June 30, 2017 and December 31, 2016, respectively
Issued and outstanding shares - 42,994,481 and 28,228,602 at June 30, 2017 and December 31, 2016, respectively	2,219,067	2,170,300
Accumulated other comprehensive loss	(6,437)	(6,655)
Accumulated deficit	(2,169,106)	(2,150,326)
Total CTI shareholders' equity	44,614	13,319
Noncontrolling interest	(5,694)	(5,562)
Total shareholders' equity	38,920	7,757
Total liabilities and shareholders' equity	$86,332	$63,843

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$339	$1,051	$1,025	$2,274
License and contract revenue	21,886	6,310	21,954	41,562
Total revenues	22,225	7,361	22,979	43,836
Operating costs and expenses:
Cost of product sold	78	160	211	350
Research and development	8,914	16,697	18,167	37,543
Selling, general and administrative	7,962	9,571	18,650	20,883
Total operating costs and expenses	16,954	26,428	37,028	58,776
Income (loss) from operations	5,271	(19,067)	(14,049)	(14,940)
Non-operating income (expense):
Interest expense	(488)	(677)	(1,022)	(1,391)
Amortization of debt discount and issuance costs	(37)	(38)	(75)	(139)
Foreign exchange gain (loss)	657	(236)	614	(38)
Other non-operating expense	(30)	(4)	(30)	(523)
Total non-operating income (expense), net	102	(955)	(513)	(2,091)
Net income (loss) before noncontrolling interest	5,373	(20,022)	(14,562)	(17,031)
Noncontrolling interest	25	256	132	577
Net income (loss)	5,398	(19,766)	(14,430)	(16,454)
Deemed dividends on preferred stock	(4,350)	—	(4,350)	—
Net income (loss) attributable to common shareholders	$1,048	$(19,766)	$(18,780)	$(16,454)
Net income (loss) per common share:
Basic	$0.03	$(0.71)	$(0.63)	$(0.59)
Diluted	$0.03	$(0.71)	$(0.63)	$(0.59)
Shares used in calculation of income (loss) per common share:
Basic	31,725	27,960	29,895	27,877
Diluted	31,901	27,960	29,895	27,877

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) before noncontrolling interest	$5,373	$(20,022)	$(14,562)	$(17,031)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,944)	813	(2,445)	(550)
Unrealized foreign exchange gain (loss) on intercompany balance	2,118	(930)	2,664	540
Other-than-temporary impairment on available-for-sale securities	—	—	—	519
Net unrealized loss on available-for-sale securities	—	(9)	(1)	(8)
Other comprehensive income (loss)	174	(126)	218	501
Comprehensive income (loss)	5,547	(20,148)	(14,344)	(16,530)
Comprehensive loss attributable to noncontrolling interest	25	256	132	577
Comprehensive income (loss) attributable to CTI	$5,572	$(19,892)	$(14,212)	$(15,953)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss before noncontrolling interest	$(14,562)	$(17,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Baxalta milestone revenue	—	(32,000)
Share-based compensation expense	2,948	6,157
Depreciation and amortization	382	442
Provision for bad debt	—	345
Other-than-temporary impairment on available-for-sale securities	—	519
Noncash interest expense	75	139
Noncash rent benefit	(253)	(222)
Other	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	(66)	(622)
Receivables from collaborative arrangements	7,534	(6,568)
Inventory	140	269
Prepaid expenses and other current assets	802	1,336
Other assets	69	285
Accounts payable	(3,284)	3,726
Accrued expenses	(3,110)	(5,224)
Deferred revenue	1,315	(437)
Total adjustments	6,520	(31,855)
Net cash used in operating activities	(8,042)	(48,886)
Investing activities
Purchases of property and equipment	—	(108)
Other	11	—
Net cash provided by (used in) investing activities	11	(108)
Financing activities
Repayment of Hercules debt	(3,909)	(1,764)
Payment of tax withholding obligations related to stock compensation	(49)	(304)
Proceeds from issuance of preferred stock, net of issuance costs	43,031	(314)
Other	(30)	20
Net cash provided by (used in) financing activities	39,043	(2,362)

Effect of exchange rate changes on cash and cash equivalents	(274)	(119)
Net increase (decrease) in cash and cash equivalents	30,738	(51,475)
Cash and cash equivalents at beginning of period	44,002	128,182
Cash and cash equivalents at end of period	$74,740	$76,707

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,060	$3,174
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing activities
Conversion of preferred stock to common stock	$41,549	$—
Preferred stock issuance costs included in accounts payable and accrued expenses	$393	$—
Baxalta milestone advance - earned in lieu of repayment	$—	$32,000

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
CTI BioPharma Corp., together with its wholly-owned subsidiaries, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,”  the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis and the further development of PIXUVRI worldwide, for which our partners Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively Servier, have commercialization rights outside the United States, or the U.S.
We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from, and is subject to, ongoing oversight by the Food and Drug Administration, or the FDA, in the U.S., the European Medicines Agency, or the EMA, in the European Union, or the E.U., and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve expenditure of substantial resources.
Basis of Presentation
The accompanying unaudited financial information as of and for the three and six months ended June 30, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.
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
As of June 30, 2017, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.
All intercompany transactions and balances are eliminated in consolidation.

Reverse Stock Split

On January 1, 2017, we effected a one-for-ten reverse stock split, or the Stock Split. All impacted amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Split. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and income (loss) per share. Additionally, the Stock Split impacted preferred stock authorized (but not outstanding because there were no shares of preferred stock outstanding as of the time of the Stock Split).

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. Additionally, we have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we will no longer be eligible to receive cost sharing or milestone payments for pacritinib's development from Baxalta Incorporated and its affiliates, or Baxalta, which is now part of Shire plc. We have incurred a net operating loss every year since our formation. As of June 30, 2017, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses for the foreseeable future.
Our available cash and cash equivalents were $74.7 million as of June 30, 2017. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2018. This raises substantial doubt about our ability to continue as a going concern.
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

As of June 30, 2017 and December 31, 2016, our accounts receivable did not include any material balance from a customer in a country that has exhibited financial stress. We recorded no allowance for doubtful accounts as of June 30, 2017 and December 31, 2016.

Receivables from Collaborative Arrangements

Our receivables from collaborative arrangements relate to amounts payable or reimbursable to us under the terms of collaborative arrangements with our partners. The receivable balance as of December 31, 2016 primarily relates to a milestone receivable from Servier for the attainment of a certain enrollment event in December 2016 in connection with our PIX306 study. When it is deemed probable that an amount is uncollectible, it is written off against the existing allowance. We had no allowance for doubtful accounts from collaborative arrangements as of June 30, 2017 or December 31, 2016.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.6 million and $4.4 million as of June 30, 2017 and December 31, 2016, respectively, of which $4.5 million and $4.1 million, respectively, was included in other assets and $0.1 million and $0.3 million, respectively, was included in prepaid expenses and other current assets. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of June 30, 2017, the VAT receivable related to operations in Italy was approximately $4.6 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.

Inventory

We carry inventory at the lower of cost or net realizable value. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. We had a reserve of $1.6 million and $1.5 million related to excess, obsolete or unsalable inventory as of June 30, 2017 and December 31, 2016, respectively, which was included in Inventory, net.

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
The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange gain of $2.1 million and an unrealized foreign exchange loss of $0.9 million was recorded in the cumulative foreign currency translation adjustment account for the three months ended June 30, 2017 and 2016, respectively. An unrealized foreign exchange gain of $2.7 million and $0.5 million was recorded in the cumulative foreign currency translation adjustment account for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the intercompany balance due from CTILS was €27.2 million (or $31.0 million upon conversion from euros as of June 30, 2017). As of December 31, 2016, the intercompany balance due from CTILS was €29.7 million (or $31.2 million upon conversion from euros as of December 31, 2016).
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
In May 2017, the FASB issued an amendment to the scope of modification accounting for share-based payment arrangements which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The accounting guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
Reclassifications
Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory

The components of PIXUVRI inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$1,571	$477
Work-in-process	1,524	2,558
Inventory, gross	3,095	3,035
Reserve for excess, obsolete or unsalable inventory	(1,588)	(1,510)
Inventory, net	$1,507	$1,525

3. Leases

Our deferred rent balance was $3.3 million as of June 30, 2017, of which $0.6 million was included in other current liabilities and $2.7 million was included in other liabilities. As of December 31, 2016, our deferred rent balance was $3.5 million, of which $0.5 million was included in other current liabilities and $3.0 million was included in other liabilities.

4. Preferred Stock

In June 2017, in an underwritten public offering, we issued 22,500 shares of Series N-3 Preferred Stock, for gross proceeds of $45.0 million before deducting underwriting commissions and discounts and other offering costs of approximately $2.4 million.

Each share of Series N-3 Preferred Stock is convertible at the option of the holder (subject to a limited exception) and is entitled to a liquidation preference equal to the initial stated value of $2,000 per share, plus any declared and unpaid dividends, and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series N-3 Preferred Stock. The Series N-3 Preferred Stock is not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series N-3 Preferred Stock has no voting rights, except as otherwise expressly provided in the amended articles or as otherwise required by law.

In June 2017, 21,925 shares of Series N-3 Preferred Stock were converted into 14.6 million shares of common stock at a conversion price of $3.00 per share. For the three and six months ended June 30, 2017, we recognized $4.4 million in deemed dividends on preferred stock related to the beneficial conversion feature on our Series N-3 Preferred Stock. There were 575 shares of Series N-3 Preferred Stock outstanding as of June 30, 2017.

5. Collaborative Arrangement

In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement (the “Restated Agreement”) with Servier, pursuant to which the Exclusive License and Collaboration Agreement (the “Original Agreement”), entered into in September 2014 with Servier, was amended and restated in its entirety.

Under the Restated Agreement, we granted Servier an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions).

In May 2017, we received a non-refundable, non-creditable cash upfront payment of €12.0 million. This amount included a €2.0 million payment for a milestone relating to EMA approval of an additional third-party manufacturer of PIXUVRI, which was not included in the Original Agreement and was deemed achieved at the time of the Restated Agreement. Subject to the achievement of certain conditions, we are eligible to receive additional payments of up to €76.0 million upon the achievement of certain milestones, which are comprised of the following: up to €36.0 million in potential regulatory milestone payments, and up to €40.0 million in potential sales-based milestone payments. We have determined that all the regulatory milestones, other than the €2.0 million milestone mentioned above, are substantive due to significant uncertainty involved in each milestone and will be recognized as revenue upon achievement of the respective milestones, assuming all other revenue recognition criteria are met. We have also determined that the sales-based milestone payments are contingent consideration and will be recognized as revenue in the period in which the respective revenue recognition criteria are met.

We are eligible to receive tiered royalty payments on net sales of products containing PIXUVRI, ranging from a low-double-digit percentage up to a percentage in the low twenties, subject to certain reductions of up to mid-double-digit percentages under certain circumstances. Royalties are subject to expiration upon certain events, including upon expiration of exclusivity rights to products containing PIXUVRI in the respective country. We owe royalties on net sales of PIXUVRI products as well as other payments to certain third parties.

Under the Restated Agreement, with the exception of the conclusion of the PIX306 trial and certain other services, Servier will be responsible for development, commercialization and manufacturing activities within its territory. We have agreed to enter into a commercialization transition plan whereby we will transfer to Servier medical affairs and commercialization activities relating to the Licensed Products in Israel, Turkey, Germany, Austria, the United Kingdom, Denmark, Finland, Norway and Sweden, or collectively, the Transition Territory. Upon the implementation of the commercialization transition plan, we will terminate or assign certain distributor and wholesaler contracts to Servier in the Transition Territory. Each party will be responsible for the manufacture and supply of drug products and substances in their respective territories. We record reimbursements received from Servier as revenue and the full amount of costs as operating expenses in the statements of operations.

The Restated Agreement will expire on a country-by-country basis upon the expiration of the royalty terms in the countries in the Servier territory, at which time all licenses granted to Servier would become perpetual and royalty-free. Each party may terminate the Restated Agreement in the event of an uncured repudiatory breach of the other party’s obligations. Subject to applicable notification periods, Servier may terminate the Restated Agreement on a country-by-country basis upon 30 days’ written notice in the event of (i) certain safety or public health issues relating to the Licensed Product, (ii) suspension or withdrawal of marketing authorizations and (iii) without cause. In the event of a termination prior to the expiration date, rights granted to Servier will terminate, subject to certain exceptions.

Pursuant to accounting guidance under ASC 605-25 Revenue Recognition - Multiple-Element Arrangements, we identified the following non-contingent deliverables with standalone value at the inception of the Restated Agreement:

•	a license with respect to the development and commercialization of PIXUVRI

•	development services

•	joint committee obligations

•	regulatory responsibilities

•	commercialization responsibilities

•	manufacturing and supply responsibilities

The license deliverable has standalone value because it is sublicensable and can be used for its intended purpose without the receipt of the remaining deliverables. The service deliverables have standalone value because these services are not proprietary in nature, and other vendors could provide the same services in order to derive value from the license. Further, there is no general right of return associated with these deliverables. As such, the deliverables meet the criteria for separation and qualify as separate units of accounting.

We determined that the value of the joint committee obligations and the regulatory, commercial, and manufacturing and supply responsibilities were insignificant. These deliverables have been combined with the development services and included as “Other services” in the table below.

We allocated the arrangement consideration of $12.8 million (€12.0 million converted into U.S. dollars using the currency exchange rate as of the date of the Restated Agreement) based on the percentage of the relative selling price of each unit of accounting as follows (in thousands):

License	$11,487
Other services	1,348
Total upfront payment	$12,835

We estimated the selling price of the license using the income approach that values the license by discounting direct cash flow expected to be generated over the remaining life of the license, net of cash flow adjustments related to working capital. The estimates and assumptions include, but are not limited to, estimated market opportunity, expected market share, and contractual royalty rates. We estimated the selling price of the development services deliverable, which includes personnel costs as well as third-party costs for applicable services and supplies, by discounting estimated expenditures for services to the date of the Restated Agreement. We concluded that a change in the key assumptions used to determine the best estimate of the selling price for the license deliverable would not have a significant effect on the allocation of the arrangement consideration.

During the three and six months ended June 30, 2017, we recognized $11.5 million of consideration allocated to the license as revenue upon delivery of the license and the satisfaction of the remaining revenue recognition criteria. The $1.3 million consideration allocated to other services was recorded as deferred revenue. This amount, along with the unamortized deferred revenue balance from the Original Agreement of $0.6 million, is expected to be recognized as revenue through approximately 2019 based on a proportional performance method, by which revenue is recognized in proportion to the development costs incurred. During the three and six months ended June 30, 2017, $0.1 million and $0.2 million, respectively, of other services consideration was recognized as revenue; the remaining $1.8 million is included in deferred revenue in the condensed consolidated balance sheet as of June 30, 2017.

6. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$260	$635	$292	$1,421
Selling, general and administrative	889	1,696	2,656	4,736
Total share-based compensation expense	$1,149	$2,331	$2,948	$6,157

We incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Performance rights	$—	$209	$—	$569
Restricted stock	296	1,119	616	3,190
Options	853	1,003	2,332	2,398
Total share-based compensation expense	$1,149	$2,331	$2,948	$6,157

7. Earnings (Loss) Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic shares	31,725	27,960	29,895	27,877
Effect of dilutive securities	176	—	—	—
Diluted shares	31,901	27,960	29,895	27,877

The effect of dilutive securities for the three months ended June 30, 2017 included equity awards and convertible preferred stock. Equity awards, warrants and convertible preferred stock aggregating 4.3 million shares and equity awards and warrants aggregating 4.3 million shares for the three and six months ended June 30, 2017, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive. Equity awards and warrants aggregating 2.8 million shares and 2.6 million shares for the three and six months ended June 30, 2016, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive.

8. Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Gain (Loss) on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2016	$(6)	$(2,902)	$(3,747)	$(6,655)
Current period other comprehensive income (loss)	(1)	(2,445)	2,664	218
June 30, 2017	$(7)	$(5,347)	$(1,083)	$(6,437)

The value of available-for-sale securities of $2,500 and $13,500 as of June 30, 2017 and December 31, 2016, respectively, was included in Prepaid expenses and other current assets.

9. Legal Proceedings

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

2005, 2006 and 2007. The ITA has appealed to the Italian Supreme Court the decisions of the respective appellate court which were favorable to CTI with respect to each of the 2005, 2006 and 2007 VAT returns.

The Italian Supreme Court has scheduled the first hearing for the 2005 VAT case for September 26, 2017. No hearing has been fixed yet for 2003 and consolidated 2006/2007 VAT cases.

If the final decision of the Italian Supreme Court is unfavorable to us, or if , in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.7 million converted using the currency exchange rate as of June 30, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

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

In re CTI BioPharma Corp. Securities Litigation

On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al., Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al., Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. On September 2, 2016, the court appointed Lead Plaintiffs and Lead Counsel. On September 28, 2016, the court entered a scheduling order, as revised by order entered December 8, 2016, setting November 8, 2016 as the deadline to file a consolidated class action complaint and deadlines for briefing defendants’ motion to dismiss. Briefing concluded on February 22, 2017. A hearing on the defendants' motion to dismiss has not been set. The consolidated class action complaint asserts claims similar to those asserted in the initial complaints, although it no longer asserts claims relating to the September 24, 2015 public offering, but adds claims relating to the Company’s October 27, 2015 and December 4, 2015 public offerings. On July 26, 2017, we received a written offer for the global resolution and settlement of the consolidated action in exchange for cash payment of $20 million. The Company has insurance coverage related to this matter and such insurance is expected to cover $18 million of the claim. We have agreed in principle to the terms of the settlement offer and are currently negotiating the terms of a memorandum of understanding with respect to the terms of the settlement offer with the lead plaintiff’s representatives. The terms of any final agreement for the settlement of the litigation will be subject to court approval, amongst other customary terms and conditions.

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

In connection with the securities litigation and four derivative lawsuits described above, after taking into account our existing insurance coverage, we recorded $2.0 million and $2.2 million of settlement expense in Selling, general and administrative expenses in our condensed consolidated statement of operations for the three and six months ended June 30, 2017, respectively.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

10. Related Party Transactions

Aequus

We have a majority ownership interest in Aequus. In May 2007, we entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology. We also entered into an agreement to fund Aequus in exchange for a convertible promissory note.

In March 2017, we and Aequus entered into a License and Promissory Note Termination Agreement and a Note Cancellation Agreement, pursuant to which, (i) all of the then-outstanding principal, plus all accrued and unpaid interest, approximately $13.7 million in total, were cancelled and terminated, (ii) our license agreement with Aequus was terminated, (iii) all obligations to Aequus were terminated with the exception of providing additional funding of up to $347,500 to Aequus, and (iv) Aequus agreed to pay us a) 20% of milestone and similar payments, up to a maximum amount of $20.0 million, and b) royalties, on a product-by-product and county-by country basis, of 5% of net sales of certain ACTH Products being developed by Aequus. Payments from Aequus are due the later of (i) expiration of the last to expire valid patent claim that claims the ACTH Product, or (ii) ten years from the first commercial sale of the applicable ACTH Product. We have the right to terminate the License and Promissory Note Termination Agreement and require Aequus to assign all ACTH Product related assets to us if Aequus does not file an Investigational New Drug Application for an ACTH Product with the FDA by September 6, 2019.

BVF Partners, L.P.

In June 2017, as discussed in Note 4. Preferred Stock, we completed an underwritten public offering of 22,500 shares of our Series N-3 Preferred Stock, no par value per share. BVF Partners L.P., or BVF, an existing shareholder of the Company, purchased 6,750 shares of our Series N-3 Preferred Stock, of which 6,175 shares were converted into approximately 4.1 million shares of our common stock. As a result of this transaction, BVF beneficially owned approximately 19.99% of our outstanding common stock as of June 30, 2017. BVF beneficially owned 15.87% of our outstanding common stock as of December 31, 2016. In connection with the Series N-3 Preferred Stock offering, we entered into a letter agreement with BVF, pursuant to which, we agreed to, upon BVF’s election and subject to any board and committee approvals, exchange shares of common stock purchased by BVF directly from us or underlying convertible preferred stock purchased by BVF directly from us, including the shares of common stock underlying the Series N-3 Preferred Stock, into shares of a convertible non-voting preferred stock with substantially similar terms as the Series N-3 Preferred Stock, including a conversion “blocker” initially set at 9.99% of our common stock. Such right would terminate if at any time BVF’s beneficial ownership of our common stock falls below 5%. We will take commercially reasonable efforts to cooperate to effectuate such exchange, provided that it does not adversely affect us and complies with applicable federal and state securities laws.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis and the further development of PIXUVRI worldwide, for which our partner, Servier, has commercialization rights outside the U.S.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U., for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As a part of the conditional marketing authorization, we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. In August 2017, we announced the completion of enrollment in the trial. If positive, the results from this trial could support broader indications. Top-line results are event-driven and are expected in the first half of 2018. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., and an extension granted in September 2016, we are required to submit the requisite clinical study report for PIX306 by December 2018.

In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier. Under the Restated Agreement, Servier will have rights to PIXUVRI in all markets except in the U.S. where we will retain the commercialization rights. Previously, Servier had rights to commercialize the drug globally except in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the United Kingdom, or the U.K., and the U.S. Servier paid us €12.0 million in May 2017 and purchased PIXUVRI drug product for an additional €0.9 million in July 2017. We are eligible to receive up to €76.0 million in additional sales and regulatory milestone payments as well as royalties on net product sales.

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

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and a dose-exploration clinical trial protocol that the FDA requested. At that time, we announced that we intend to conduct a new trial, PAC203, that plans to enroll up to approximately 105 patients with primary myelofibrosis who have failed prior ruxolitinib therapy to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks) of three dose regimens: 100 mg QD, 100 mg BID and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2. In July 2017, the first patient was enrolled in this trial.

The original Marketing Authorization Application, or MAA, for pacritinib was submitted to the European Medicines Agency, or EMA, in February 2016 with an indication statement based on the PERSIST-1 trial data. In its initial assessment report, the Committee for Medicinal Products for Human Use (CHMP) determined that the original application was not approvable at that point in the review cycle because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the original MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. These data suggest that pacritinib may show clinical benefit in myelofibrosis patients with thrombocytopenia.

Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017. Validation confirms that the submission is complete and initiates the centralized review process by the CHMP.  The CHMP review period is 210 days, excluding question or opinion response periods, after which the CHMP opinion is reviewed by the European Commission, which usually issues a final decision on EU authorization within three months. If authorized, pacritinib would be granted a marketing license valid in all 28 EU member states, Norway, Iceland and Liechtenstein.

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

Board of Directors

In July 2017, we announced that Laurent Fischer, M.D., was appointed to the Board of Directors. Dr. Fischer was appointed Senior Vice President, Head of the Liver Therapeutic Area at Allergan following the acquisition of Tobira Therapeutics. Dr. Fischer currently serves as a Senior Advisor on the Frazier Healthcare Partners' Life Sciences team since March 2017. He was previously chairman and CEO of Jennerex, Inc., a company with a first-in-class oncolytic immunotherapy for Liver Cancer acquired for $150 million by Sillajen. He was co-founder, president and CEO of Ocera Therapeutics and held senior positions at DuPont-Merck, DuPont Pharmaceuticals, and Hoffmann-La Roche in liver disease, virology and oncology. Dr. Fischer received his undergraduate degree from the University of Geneva and his medical degree from the Geneva Medical School, Switzerland.

In June 2017, we announced that David R. Parkinson, M.D., was appointed to the Board of Directors. Dr. Parkinson has served as President and Chief Executive Officer of Essa Pharmaceuticals, Inc. since 2016. Dr. Parkinson has served as a venture partner at New Enterprise Associates (NEA), Inc. since 2012 and in 2016 moved to the role of venture advisor to NEA. From 2007 until 2012, Dr. Parkinson served as President and CEO of Nodality, a biotechnology company focused on the biological characterization of signaling pathways in patients with malignancy to enable more effective therapeutics development and clinical decision-making. Dr. Parkinson has previously led oncology clinical development activities at Novartis (1997-2003), Amgen (2003-2006) and Biogen Idec (2006-2007). He worked at the National Cancer Institute from 1990 to 1997, serving as Chief of the Investigational Drug Branch, and then as Acting Associate Director of the Cancer Therapy Evaluation Program (CTEP). Dr. Parkinson is a past Chairman of the Food & Drug Administration (FDA) Biologics Advisory Committee, has also served on the FDA's Science Board, and is a recipient of the FDA's Cody Medal. He has held academic positions both at Tufts and at the University of Texas MD Anderson Cancer Center, and has authored over 100 peer-reviewed publications.

In June 2017, we announced that Phillip M. Nudelman, Ph.D., resigned as a member of the Board of Directors due to health reasons. Richard L. Love, a current director, is acting as Interim Chairman of the Board until the Board selects a permanent successor. Jack W. Singer, M.D., also resigned as a member of the Board. Dr. Singer will remain an employee of the Company in his role as Executive Vice President, Chief Scientific Officer, Interim Chief Medical Officer and Global Head of Translational Medicine.

Financial Summary

Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $22.2 million and $7.4 million for the three months ended June 30, 2017 and 2016, respectively, and $23.0 million and $43.8 million for the six months ended June 30, 2017 and 2016, respectively. Income from operations was $5.3 million for the three months ended June 30, 2017 and loss from operations was $19.1 million for the three months ended June 30, 2016. Loss from operations was $14.0 million and $14.9 million for the six months ended June 30, 2017 and 2016, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of June 30, 2017, cash and cash equivalents were $74.7 million.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2017 and 2016

Product sales, net. We sell PIXUVRI primarily through a limited number of wholesale distributors. Servier is responsible for distribution of PIXUVRI in countries other than the U.S. (and its territories and possessions.) We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.

Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were $0.2 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. Product sales, net represents gross sales and royalty revenue as well as provisions for distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. Product sales, net from PIXUVRI were $0.3 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. Royalty revenue of $128,000 and $76,000 for the three months ended June 30, 2017 and 2016, respectively, and $188,000 and $76,000 for the six months ended June 30, 2017 and 2016, respectively, were included in product sales, net.

The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. Distributor discounts, returns and rebates were $0.1 million during the six months ended June 30, 2017 while no material amounts were recorded for the three months    ended June 30, 2017 or for the three and six months ended June 30, 2016. During the periods presented, there were no other material payments and credits applied towards provision for discounts, rebates and other for current or prior period sales.

The decrease in product sales, net for the three and six months ended June 30, 2017 from the respective periods in 2016 was primarily related to the Restated Agreement we entered into with Servier in April 2017 under which Servier assumed commercialization rights to PIXUVRI in all markets except in the U.S.

License and Contract Revenues
License and contract revenues are summarized as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Baxalta	Milestone and license revenue	$—	$—	$—	$32,000
	Development services revenue	—	6,165	—	9,041
	Total Baxalta revenue	—	6,165	—	41,041

Servier	Milestone and license revenue	11,487	—	11,487	—
	Development services revenue	399	145	467	521
	Total Servier revenue	11,886	145	11,954	521

Teva	Milestone revenue	10,000	—	10,000	—
	Total Teva revenue	10,000	—	10,000	—

		$21,886	$6,310	$21,954	$41,562

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

During the six months ended June 30, 2016, we recorded milestone revenue of $32.0 million. We received the cash advance for these milestone payments in the second quarter of 2015; it was accounted for as long-term debt until the achievement of the associated milestones in the first quarter of 2016. No such milestone payments were received during the six months ended June 30, 2017 due to the termination of the Pacritinib License Agreement as discussed above.

During the three and six months ended June 30, 2016, we recorded $6.2 million and $9.0 million, respectively, of development services revenue, of which $6.0 million and $8.6 million, respectively, was related to the reimbursable development costs from Baxalta under the terms of the Pacritinib License Agreement and $0.2 million and $0.4 million, respectively, was related to the upfront payment we received in connection with the execution of the Pacritinib License Agreement in 2013. No such revenue was recorded during the same periods in 2017 due to the termination of the Pacritinib License Agreement as discussed above.

For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Baxalta”.

Servier

In April 2017, in connection with the execution of the Restated Agreement with Servier, we allocated and recorded $11.5 million and $1.3 million of the upfront payment received to license revenue and deferred revenue, respectively. We expect to recognize this deferred revenue based on a proportional performance method through approximately 2019.

The Restated Agreement with Servier amended and restated in its entirety the Exclusive License and Collaboration Agreement (the “Original Agreement”) entered into in September 2014. The remaining deferred revenue balance as of the date of the Restated Agreement relating to the upfront payment under the Original Agreement was $0.6 million, which was allocated to the Restated Agreement and will be recognized as revenue based upon a proportional performance method as noted above.

We recognized deferred revenue related to development services allocated from the upfront payments we received in connection with the Original Agreement, as well as the Restated Agreement, of $0.1 million and $26,000 during the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $51,000 during the six months ended June 30, 2017 and 2016, respectively. We recorded revenue of $0.2 million during the three and six months ended June 30, 2017 for the reimbursement of expenses related to commercialization transition under the Restated Agreement. The balance of deferred revenue related to the Restated Agreement (including the remaining portion of $0.6 million allocated from the Original Agreement) as of June 30, 2017 was $1.8 million.

In February 2016, we entered into an agreement with one of Servier's affiliates whereby we are to conduct a pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. In relation to this study, we recorded $64,000 and $0.1 million of expense reimbursements as development services revenue during the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively. Deferred revenue as of June 30, 2017 included a $0.1 million prepayment related to the pharmacokinetic sub-study. There was no such prepayment as of December 31, 2016.

For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities - Servier”.

Teva

During the three and six months ended June 30, 2017, we received a $10.0 million milestone payment from Teva upon the achievement of a worldwide net sales milestone of TRISENOX. There were no such revenues for the comparative periods in 2016.

Operating costs and expenses

Cost of product sold. Cost of product sold is related to sales of PIXUVRI. Cost of product sold was $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. The decrease for both periods presented was primarily as a result of the Restated Agreement we entered into with Servier in April 2017 whereby Servier takes responsibility for the manufacture and supply of drug products and substances in their respective territories. For additional information, see Part I, Item 2, License Agreements and Milestone Activities - Servier.

We began capitalizing costs related to the production of PIXUVRI in February 2012 upon receiving a positive opinion for conditional marketing authorization by the EMA's CHMP. While we tracked the quantities of individual PIXUVRI product lots, we did not track manufacturing costs prior to capitalization and, therefore, the manufacturing cost of PIXUVRI produced prior to capitalization is not reasonably determinable. We expect approximately half of this reduced-cost inventory will be available for us to use commercially and to fulfill expected demand under the Restated Agreement with Servier. Accordingly, we reserved $1.6 million and 1.5 million of existing inventory expected to be unsalable as of June 30, 2017 and December 31, 2016, respectively. The timing of the sales of such reduced-cost inventory and its impact on gross margin is dependent on the level of PIXUVRI sales as well as our ability to utilize this inventory prior to its expiration date. We expect that our cost of product sold as a percentage of product sales may increase in future periods as PIXUVRI product manufactured and expensed prior to capitalization is sold; however, such future costs will ultimately depend on several factors in the near term, including, but not limited to, the consumption rate and availability of reduced cost inventory, the effect of expiring inventory and applicable manufacturing pricing structures (which will depend, in part, on the particular drug substance manufacturers we select).

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Compounds:
PIXUVRI	$1,957	$3,068	$4,022	$6,571
Pacritinib	3,516	7,492	7,621	19,117
Opaxio	13	39	16	65
Tosedostat	83	827	189	1,204
Operating expenses	3,345	5,056	6,298	10,044
Research and preclinical development	—	215	21	542
Total research and development expenses	$8,914	$16,697	$18,167	$37,543

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of June 30, 2017 were $124.4 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $122.7 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $228.0 million for Opaxio and $14.1 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses decreased to $8.9 million and $18.2 million for the three and six months ended June 30, 2017 compared to $16.7 million and $37.5 million for the respective periods in 2016. The decrease was primarily attributed to a decrease in pacritinib development costs as a result of the completion of the Phase 3 clinical studies in 2017, a decrease in expenses for the manufacture of pacritinib, a decrease in operating expenses primarily attributed to personnel costs associated with a reduction in average headcount between periods, and a reduction in expenses related to the PIX306 trial between periods.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $8.0 million and $18.7 million for the three and six months ended June 30, 2017 compared to $9.6 million and $20.9 million for the respective periods in 2016. The decrease between the three-month periods ended June 30, 2017 and 2016 was primarily attributable to decreases of $1.8 million in personnel costs, $0.9 million in legal fees, $0.3 million in fees for commercial services associated with PIXUVRI, $0.3 million in travel costs, and $0.3 million in other expense, offset by an increase of $2.0 million in settlement expense. The decrease between the six-month periods ended June 30, 2017 and 2016 was primarily attributable to decreases of $2.3 million in personnel costs, $0.6 million in travel costs, $0.3 million in bad debt expense, $0.2 million in professional fees for marketing initiatives related to our drug candidate, pacritinib, $0.4 million in pacritinib promotional costs previously shared with our collaboration partner, Baxalta, $0.2 million in tax expense, $0.1 million in other professional services associated with PIXUVRI, $0.1 million in board fees, $0.1 million in reporting and investor relation costs, and $0.4 million in other expenses. Offsetting these decreases were increases of $0.2 million in legal fees, $2.0 million in settlement expense, $0.2 million in audit and tax related fees, and $0.1 million in consulting fees.

Non-operating income and expenses

Interest expense. Interest expense was $0.5 million and $0.7 million for the three months ended June 30, 2017 and 2016 respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense was primarily related to our senior secured term loan.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $37,000 and $38,000 for the three months ended June 30, 2017 and 2016, respectively, related to our senior secured term loan. Amortization of $0.1 million for the both of the six months ended June 30, 2017 and 2016 related to our senior secured term loan in 2017 and to our senior secured term loan and the Baxalta milestone advances in 2016.

Foreign exchange gain (loss). Foreign exchange gains for the three and six months ended June 30, 2017 and foreign exchange losses for the three and six months ended June 30, 2016 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.

Other non-operating expense. Other non-operating expense of $0.5 million for the six months ended June 30, 2016 primarily represents the other-than-temporary impairment recognized on our investment in equity securities.

Deemed dividends on preferred stock. Deemed dividends on preferred stock of $4.4 million for the three and six months ended June 30, 2017 related to the issuance of our Series N-3 Preferred Stock. (See Part I, Item 1, Note 4, Preferred Stock in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference.) There were no deemed dividends on preferred stock for the comparative periods in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and cash equivalents. As of June 30, 2017, we had $74.7 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities decreased to $8.0 million during the six months ended June 30, 2017 compared to $48.9 million for the same period in 2016. This decrease was primarily due to receipt of a $13.1 million upfront payment from Servier in connection with the Restated Agreement in 2017, receipt of a $10.0 million sales milestone payment from Teva in 2017, and the collection of $7.8 million in receivables under the collaborative arrangement with Servier in 2017 as well as decreases in spending for research and development and selling, general and administration expenses during the six months ended June 30, 2017 compared to the same period in 2016.

Net cash provided by (used in) investing activities. Net cash used in investing activities of $0.1 million for the six months ended June 30, 2016 was due to purchases of property and equipment. There was no such purchase for the same period in 2017.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $39.0 million for the six months ended June 30, 2017 and net cash used in financing activities was $2.4 million for the six months ended June 30, 2016. The increase was primarily due to net proceeds from the Series N-3 preferred stock offering in June 2017.

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

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2018. This raises substantial doubt about our ability to continue as a going concern. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for PIXUVRI, pacritinib, and tosedostat. Because of our reacquisition of worldwide rights for pacritinib, we will no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib will increase. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of June 30, 2017, our available cash and cash equivalents totaled $74.7 million. We had an outstanding principal balance under our senior secured term loan agreement of $15.6 million.

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

•changes in manufacturing;

•ability to generate sales of PIXUVRI in the U.S.;

•regulatory approval developments;

•ability to execute appropriate collaborations for development and commercialization activities;

•ability to reach milestones triggering payments under certain of our contractual arrangements;

•litigation and other disputes;

•competitive market developments; and

•other unplanned business developments.

As of June 30, 2017, our contractual purchase obligations for which payments are due over the next 12 months, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, decreased by approximately $2.4 million.

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

Servier

In September 2014, we entered into the Original Agreement, pursuant to which we granted Servier an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products outside of Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the U.K. and the U.S.

We received an upfront payment in October 2014 of €14.0 million (or $17.8 million using the currency exchange rate as of the date we received the funds). In addition, subject to the achievement of certain conditions, the Original Agreement provided for us to potentially receive milestone payments thereunder in the aggregate amount of up to €89.0 million, which was comprised of the following: up to €49.0 million in potential clinical and regulatory milestone payments (of which €9.5 million was payable upon occurrence of certain enrollment events in connection with the PIX306 study for PIXUVRI); and up to €40.0 million in potential sales-based milestone payments. As of June 30, 2017, of these potential milestone payments, we have received a €1.5 million (or $1.7 million upon conversion from euros as of the date we received the funds) milestone payment relating to the attainment of reimbursement approval for PIXUVRI in Spain and a €7.5 million (or $8.0 million upon conversion from euros as of the date we achieved the milestone in December 2016) milestone payment relating to the occurrence of a certain enrollment event in the PIX306 study.

In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement (the “Restated Agreement”) with Servier (together with the Company, the “Parties”) pursuant to which the Parties amended and restated the Original Agreement regarding the development and commercialization of PIXUVRI (to the extent incorporated in a pharmaceutical product, the “Licensed Product(s)”). The Restated Agreement replaces the Original Agreement in its entirety.

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

Under the Restated Agreement, we have granted to Servier an exclusive, sublicensable (subject to certain exceptions) license to manufacture the Licensed Products worldwide, and an exclusive, sublicenseable (subject to certain exceptions) license to develop and commercialize the Licensed Products worldwide, excluding the U.S. (the “Company Territory”). The Parties have agreed to a commercialization transition plan whereby we will transfer to Servier medical affairs and commercialization activities relating to the Licensed Products in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey and the U.K. (collectively, the "Transition Territory"). We are in the process of terminating or assigning certain distributor and wholesaler contracts to Servier in the Transition Territory, and expect the last contract to be terminated in 2018. Each party will be responsible for the manufacture and supply of drug products and substances in their respective territories.

We received payments of €12.0 million from Servier, which included €2.0 million for a new milestone previously achieved, and Servier purchased a certain amount of PIXUVRI drug product for an additional €0.9 million in July 2017. Subject to the achievement of certain conditions, we are eligible to receive additional milestone payments from Servier in the aggregate amount of up to €76.0 million, which is comprised of the following: up to €36.0 million in potential regulatory milestone payments and up to €40.0 million in potential sales milestone payments. We are eligible to receive tiered royalty payments ranging from a low-double digit percentage up to a percentage in the low-twenties based on net sales of the Licensed Product, subject to certain reductions of up to mid-double digit percentages under certain circumstances. The Parties will no longer use a joint marketing plan, and marketing costs will no longer be shared equally between the Parties; instead Servier will be solely responsible for marketing costs within Europe. Mutually agreed upon development costs other than PIX306 will continue to be shared equally between the Parties, which represents no change to the development cost sharing.

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

We received an upfront payment of $60.0 million under the Pacritinib License Agreement, which included a $30.0 million investment in our equity. The Pacritinib License Agreement also provided for us to receive potential additional payments of up to $302.0 million upon the successful achievement of certain development and commercialization milestones, comprised of $112.0 million of potential clinical, regulatory and commercial launch milestone payments, and potential additional sales milestone payments of up to $190.0 million. We have received milestone payments of $52.0 million pursuant to the Pacritinib License Agreement.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.2 million in milestone payments during 2014 based on certain enrollment milestones achieved. In addition, a milestone of $0.5 million was paid during the three and six months ended June 30, 2017. We may be required to pay an additional $0.5 million upon the attainment of a certain milestone. No further development of Opaxio is planned.

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

Teva Pharmaceutical Industries Ltd.

In June 2005, we entered into an acquisition agreement with Cephalon, Inc., or Cephalon, pursuant to which we divested the compound, TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. Under this agreement, we have the right to receive up to $100 million in payments upon achievement by Teva of specified sales and development milestones related to TRISENOX. To date, we have received $40.0 million of such potential milestone payments as a result of having achieved certain sales milestones.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. In addition, certain of our contractual arrangements, such as the Restated Agreement with Servier, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of June 30, 2017, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.4 million as of this date.

Interest Rate Risk

Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance of $15.6 million under such loan as of June 30, 2017, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of $0.1 million over the next twelve months. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, refer to Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2016 Form 10-K.

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
Our management, under the supervision and with the participation of our President and Chief Executive Officer and Principal Finance and Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and Principal Finance and Accounting Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Our management is conducting an internal investigation regarding certain expense reimbursements. We are currently seeking to recover certain amounts that we determined were not reimbursable to an executive under the policy applicable to the executive management team. We are in the process of completing our investigation, and may seek reimbursement of additional amounts. The outcome of the investigation could result in the identification of significant deficiencies or material weaknesses in the design or operation of our internal controls over financial reporting or the identification of deficiencies in our expense reimbursement procedures.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Financial Information

With respect to our unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six-month periods ended June 30, 2017 and 2016 included herein, Marcum LLP, or Marcum, reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 3, 2017 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Marcum is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of CTI BioPharma Corp.

We have reviewed the accompanying condensed consolidated balance sheet of CTI BioPharma Corp. as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management.

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

Note 1 to the Company’s audited financial statements as of December 31, 2016, and for the year then ended disclosed that the Company did not expect that their existing cash and cash equivalents would be sufficient to fund their operations beyond the third quarter of 2017. Our auditors’ report on those financial statements included an explanatory paragraph referring to the matters in Note 1 of those financial statements indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 1 to the Company’s June 30, 2017 unaudited interim financial statements, the Company believes its present financial resources are only sufficient to fund its operations into the third quarter of 2018. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of CTI BioPharma Corp. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP
Marcum LLP
San Francisco, California
August 3, 2017

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $10.7 million converted using the currency exchange rate as of June 30, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

The Italian Supreme Court has scheduled the first hearing for the 2005 VAT case for September 26, 2017. No hearing has been fixed yet for 2003 and consolidated 2006/2007 VAT cases.

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

In re CTI BioPharma Corp. Securities Litigation

On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al., Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al., Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. On September 2, 2016, the court appointed Lead Plaintiffs and Lead Counsel. On September 28, 2016, the court entered a scheduling order, as revised by order entered December 8, 2016, setting November 8, 2016 as the deadline to file a consolidated class action complaint and deadlines for briefing defendants’ motion to dismiss. Briefing concluded on February 22, 2017. A hearing on the defendants' motion to dismiss has not been set. The consolidated class action complaint asserts claims similar to those asserted in the initial complaints, although it no longer asserts claims relating to the September 24, 2015 public offering, but adds claims relating to the Company’s October 27, 2015 and December 4, 2015 public offerings. On July 26, 2017, we received a written offer for the global resolution and settlement of the consolidated action in exchange for cash payment of $20 million. The Company has insurance coverage related to this matter and such insurance is expected to cover $18 million of the claim. We have agreed in principle to the terms of the settlement offer and are currently negotiating the terms of a memorandum of understanding with respect to the terms of the settlement offer with the lead plaintiff’s representatives. The terms of any final agreement for the settlement of the litigation will be subject to court approval, amongst other customary terms and conditions.

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

In connection with the securities litigation and four derivative lawsuits described above, after taking into account our existing insurance coverage, we recorded $2.0 million and $2.2 million of settlement expense in Selling, general and administrative expenses in our condensed consolidated statement of operations for the three and six months ended June 30, 2017, respectively.

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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $74.7 million as of June 30, 2017. We believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2018. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of June 30, 2017, we had an outstanding principal balance under our senior secured term loan agreement of $15.6 million. We were required to make monthly interest-only payments in respect thereof in the approximate amount of $0.2 million until March 31, 2016. We are required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.8 million, with the final principal payment of approximately $3.3 million on December 1, 2018. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

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

Our independent registered public accounting firm included an explanatory paragraph in its reports on our consolidated financial statements for the year ended December 31, 2016 regarding their substantial doubt as to our ability to continue as a going concern. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2018, which does raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in our audit report for the year ended December 31, 2016 and for future years may negatively impact the trading price of our common stock and make it more difficult, time consuming or expensive to obtain necessary financing, and we cannot guarantee that we will not receive such an explanatory paragraph in the future.

We expect to continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2017, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

In order to develop and commercialize pacritinib, we will need to raise additional financing or seek a new collaboration partner for pacritinib.

We have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. Because obtaining regulatory approval requires substantial time, effort and financial resources, the termination of this collaborative partnership could negatively impact our ability to successfully develop and commercialize pacrtinib. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all.

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

The regulatory approval process for pacritinib has been subject to delay and uncertainty associated with clinical holds placed on pacritinib clinical trials in February 2016 and the withdrawal of the original MAA in Europe. While the full clinical hold on pacritinib trials has been removed and a new MAA has been validated by the EMA, our dose-exploration trial for pacritinib and further clinical trials for pacritinib could be subject to further delay or we could be prevented from further studying pacritinib or seeking its commercialization.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib until we determine next steps. A full clinical hold is a suspension of the clinical work requested under an investigational new drug application. Under the full clinical hold, all patients currently on pacritinib were required to discontinue pacritinib, and we are not permitted to enroll any new patients or start pacritinib as initial or crossover treatment. In its written notification, the FDA noted interim overall survival results from PERSIST-2 showing a detrimental effect on survival consistent with the results from PERSIST-1, and that deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. On January 3, 2017, the full clinical hold was removed. Our complete response submission included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and the dose-exploration clinical trial protocol requested by the FDA. In July 2017, we enrolled the first patient in the PAC203 trial. We plan to enroll up to approximately 105 patients in our PAC203 trial with primary myelofibrosis who have failed prior ruxolitinib therapy to evaluate the dose response relationship for safety and efficacy (spleen volume reduction at 12 or 24 weeks) of three dose regimens: 100 mg once-daily, 100 mg twice-daily (BID) and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2. The results of PAC203 may not address all of the FDA’s concerns regarding appropriate safe and efficacious dosage for pacritinib, and the FDA may again request additional information or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size.

Further, in the EMA’s initial assessment report regarding our original MAA, the CHMP determined that the current application was not approvable because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the original MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. These data suggest that pacritinib may show clinical benefit in patients who have failed or are intolerant to ruxolinitib therapy, a population for which there is no approved therapy. Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew our original MAA, and we submitted a new MAA that seeks to address the major objections by including data from PERSIST-2. The new application is for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017.

The submission of new marketing applications, complying with any additional requests for information from the FDA or EMA or making any changes to protocol, study design, or sample size may be time-consuming, expensive and delay or prevent our ability to continue to study pacritinib. If we are unable to address any further recommendations, requests, or objections in a manner satisfactory to the FDA or EMA, as applicable, in a timely manner, or at all, we could be delayed or prevented from seeking commercialization of pacritinib. Delays in the commercialization of pacritinib would prevent us from receiving future milestone or royalty payments, and otherwise significantly harm our business.

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

We were seeking accelerated approval and requested Priority Review of our NDA for pacritinib. However, on February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib. On January 3, 2017, the full clinical hold was removed. In July 2017, we enrolled the first patient in a new trial, PAC203, and we plan to enroll up to approximately 105 patients with primary myelofibrosis who have failed prior ruxolitinib therapy to evaluate the dose response relationship for safety and efficacy (spleen volume reduction at 12 and 24 weeks) of three dose regimens: 100 mg once-daily, 100 mg twice-daily (BID) and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2.

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

Because our common stock is traded on the MTA in Italy, we are required to also comply with the rules and regulations of the Commissione Nazionale per le Società e la Borsa, or CONSOB, and the Borsa Italiana S.p.A., or Borsa Italiana, which regulate companies listed on Italy’s public markets. Compliance with these regulations and responding to periodic information requests from Borsa Italiana and CONSOB requires us to devote additional time and resources to regulatory compliance matters and to incur additional expenses of engaging additional outside counsel, accountants and other professional advisors. Actual or alleged failure to comply with Italian regulators can also subject us to regulatory investigations and fines or other sanctions from time to time.

Additionally, compliance with Italian regulatory requirements may restrict additional issuances of our common stock or other business initiatives. Under Italian law, in order to have newly issued shares listed on the Italian Stock Exchange, we must publish a registration document, securities note and summary (which jointly compose a listing prospectus) that have to be approved by CONSOB prior to issuing common stock that is equal to or exceeds, in any twelve-month period, 20% of the number of shares of our common stock outstanding at the beginning of that period, subject to certain exceptions. If we are unable to obtain and maintain a registration document, securities note or summary for the listing of the newly issued shares and to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. In the past, we have issued convertible preferred stock in numerous prior offerings because the common stock resulting from the conversion of such securities, subject to the provisions of European Directive No. 71/2003, was not subject to the then-existing 10% limitation imposed by E.U. and Italian law. However, the European Union Parliament and the European Council recently published regulation proposals, which became effective in July 2017, that raised the limitation to 20% and significantly limited the scope of the exception to the listing prospectus requirement in relation to the stock resulting from the conversion or exchange of securities. This new regulation proposal may limit our ability to issue convertible securities or impose additional costs on future issuances.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.6 million and $4.4 million as of June 30, 2017 and December 31, 2016, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, "Legal Proceedings," and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $10.7 million upon conversion from euros as of June 30, 2017) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could adversely effect on investor confidence, our business and the trading prices of our securities.

If we fail to maintain the adequacy of our internal controls, we may be unable to provide financial information in a timely and reliable manner within the time periods required for our financial reporting under SEC rules and regulations. Internal controls over financial reporting may not prevent or detect misstatements or omissions in our financial statements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. We have recently implemented a reduction in force, and expect changes to occur in our internal controls over financial reporting. The changes could relate to different employees performing internal control activities than those who have previously performed those activities or revisions to our actual control activities as we evaluate the appropriate internal control structure after our workforce reduction. A changing internal control environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. In addition, our management is conducting an internal investigation regarding certain expense reimbursements. We are currently seeking to recover certain amounts that we determined were not reimbursable to an executive under the policy applicable to the executive management team. We are in the process of completing our investigation, and may seek reimbursement of additional amounts. The outcome of the investigation could result in the identification of significant deficiencies or material weaknesses in the design or operation of our internal controls over financial reporting or the identification of deficiencies in our expense reimbursement procedures. The occurrence of or failure to remediate a significant deficiency material weakness may adversely affect our reputation and business and the market price of shares of our common stock.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 27, 2017, our stock price ranged from a low of $2.70 to a high of $6.48. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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
The following table sets forth information with respect to purchases of our common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	9,600	$4.04	—	—
May 1 - May 31, 2017	1,703	4.14	—	—
June 1 - June 30, 2017	162	3.31	—	—
Total	11,465	$4.05	—	—
_________________________

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our Equity Incentive Plans.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Effective August 1, 2017, David Kirske, 63, was appointed our principal financial and accounting officer. Mr. Kirske has been an independent chief financial officer consultant since January 2013. As a consultant, he has provided financial management services to public and private companies in several industries during this time. Mr. Kirske has served as a financial consultant to our company since April 2017. Prior to Mr. Kirske’s time as a consultant, he served as chief financial officer of Mad Fiber, Inc. from April to December 2012. Mr. Kirske also served a Vice President and Chief Financial Officer of Helix BioMedix from 2004 to 2008. Mr. Kirske holds a Bachelor’s of Arts, Business Administration, from the University of Puget Sound. There are no family relationships involving Mr. Kirske that would require disclosure under Item 401(d) of Regulation S-K, and there are no current or proposed transactions in which he or any member of his immediate family has, or will have, a direct or indirect material interest that would require disclosure under Item 404(a) of Regulation S-K. Mr. Kirske will report to Adam R. Craig, M.D., Ph.D., our President and Chief Executive Officer, and replaces Bruce J. Seeley in the role as principal financial and accounting officer. Mr. Kirske has agreed to serve in this role for a renewable term of six months. We are currently conducting a search for a candidate to serve as our chief financial officer and principal financial and accounting officer on a permanent basis.
In connection with his appointment as our principal financial and accounting officer, we entered into an offer letter with Mr. Kirske. The letter provides that his employment with the Company is on a temporary basis (for six months as noted above, subject to extension in six-month increments) and on a part-time basis (for 30 hours per week). Mr. Kirske will receive base salary at an annual rate of $185,000 and will be eligible for a short-term discretionary bonus at a target of 24% of his base salary. He will also be eligible to participate in the Company’s standard employee benefit programs. In addition, Mr. Kirske was granted, effective August 1, 2017, a stock option grant under our 2017 Equity Incentive Plan to purchase 25,000 shares of our common stock at a per share exercise price equal to the closing trading price of a share of our common stock on the grant date of the award. The stock option has a maximum term of ten years from the date of grant and will vest over a period of one year from the grant date in twelve equal monthly installments. The grant will accelerate and fully vest should Mr. Kirske’s employment be terminated by us without cause within the first six months after his start date. The foregoing description is qualified in its entirety by the provisions of Mr. Kirske’s offer letter, which is attached hereto as Exhibit 10.3 and incorporated by reference.
Additionally, in connection with his appointment, Mr. Kirske will enter into a standard indemnification agreement with us, substantially in the form previously approved by the Board, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 2, 2014, and is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N-1 Preferred Stock).	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated December 8, 2015 (Series N-2 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation, dated April 29, 2016.	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016.

3.6	Amendment to Amended and Restated Articles of Incorporation of CTI BioPharma Corp.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 21, 2016.

3.7	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2015.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, dated May 16, 2017.	Filed herewith.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation of CTI BioPharma Corp. (Series N-3 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2017.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Third Amendment to Shareholder Rights Agreement, dated as of December 1, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2015.

Exhibit Number	Exhibit Description	Location

4.5	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.6	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

4.7	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.1	Letter Agreement, dated June 9, 2017, by and between CTI BioPharma Corp. and BVF Partners L.P.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2017.

10.2	2017 Equity Incentive Plan of the Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2017.

10.3†
Amended and Restated Exclusive License and Collaboration Agreement by and between the Company, CTI Life Sciences Limited, Laboratoires Servier and Institut de Recherches Internationales Servier dated as of April 21, 2017.

Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2017.

10.4*	Offer Letter, by and between the Registrant and David Kirske, dated August 1, 2017.	Filed herewith.

15	Letter regarding Unaudited Interim Financial Information.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

†    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: August 3, 2017	By:	/s/ Adam R. Craig
Adam R. Craig
President and Chief Executive Officer

Dated: August 3, 2017	By:	/s/ David H. Kirske
David H. Kirske
Principal Financial and Accounting Officer