Form 10-Q
period 2017-09-30
CTI BIOPHARMA CORP
filed 2017-11-07
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-12465
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Western Avenue, Suite 800
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2017
Common Stock, no par value	42,970,377

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,800	$44,002
Accounts receivable	180	378
Receivables from collaborative arrangements	2,490	7,778
Inventory, net	601	1,525
Prepaid expenses and other current assets	1,429	2,141
Total current assets	57,500	55,824
Property and equipment, net	2,534	3,023
Other assets	5,498	4,996
Total assets	$65,532	$63,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,020	$7,227
Accrued expenses	14,971	24,765
Current portion of deferred revenue	872	103
Current portion of long-term debt	7,766	7,949
Other current liabilities	573	602
Total current liabilities	26,202	40,646
Deferred revenue, less current portion	716	514
Long-term debt, less current portion	7,023	11,311
Other liabilities	3,179	3,615
Total liabilities	37,120	56,086
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value:
Authorized shares - 33,333
Series N-3 Preferred Stock, $2,000 stated value per share, 22,500 shares designated, 575 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,090	—
Common stock, no par value:
Authorized shares - 81,500,000 and 41,500,000 at September 30, 2017 and December 31, 2016, respectively
Issued and outstanding shares - 42,977,176 and 28,228,602 at September 30, 2017 and December 31, 2016, respectively	2,220,448	2,170,300
Accumulated other comprehensive loss	(6,327)	(6,655)
Accumulated deficit	(2,181,080)	(2,150,326)
Total CTI shareholders' equity	34,131	13,319
Noncontrolling interest	(5,719)	(5,562)
Total shareholders' equity	28,412	7,757
Total liabilities and shareholders' equity	$65,532	$63,843

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$—	$914	$853	$3,112
License and contract revenue	1,705	3,519	23,831	45,157
Total revenues	1,705	4,433	24,684	48,269
Operating costs and expenses:
Cost of product sold	69	163	280	513
Research and development	7,601	17,716	25,768	55,259
Selling, general and administrative	5,802	15,218	24,452	36,101
Total operating costs and expenses	13,472	33,097	50,500	91,873
Loss from operations	(11,767)	(28,664)	(25,816)	(43,604)
Non-operating income (expense):
Interest expense	(457)	(634)	(1,479)	(2,025)
Amortization of debt discount and issuance costs	(38)	(38)	(113)	(177)
Foreign exchange gain (loss)	161	(69)	775	(107)
Other non-operating income (expense)	102	44	72	(479)
Total non-operating expense, net	(232)	(697)	(745)	(2,788)
Net loss before noncontrolling interest	(11,999)	(29,361)	(26,561)	(46,392)
Noncontrolling interest	25	178	157	755
Net loss	(11,974)	(29,183)	(26,404)	(45,637)
Deemed dividends on preferred stock	—	—	(4,350)	—
Net loss attributable to common shareholders	$(11,974)	$(29,183)	$(30,754)	$(45,637)
Basic and diluted net loss per common share	$(0.28)	$(1.04)	$(0.90)	$(1.63)
Shares used in calculation of basic and diluted net loss per common share	42,878	28,002	34,270	27,919

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss before noncontrolling interest	$(11,999)	$(29,361)	$(26,561)	$(46,392)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,029)	(426)	(3,474)	(976)
Unrealized foreign exchange gain on intercompany balance	1,131	484	3,795	1,024
Other-than-temporary impairment on available-for-sale securities	—	—	—	519
Net unrealized gain (loss) on available-for-sale securities	8	1	7	(7)
Other comprehensive income	110	59	328	560
Comprehensive loss	(11,889)	(29,302)	(26,233)	(45,832)
Comprehensive loss attributable to noncontrolling interest	25	178	157	755
Comprehensive loss attributable to CTI	$(11,864)	$(29,124)	$(26,076)	$(45,077)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss before noncontrolling interest	$(26,561)	$(46,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Baxalta milestone revenue	—	(32,000)
Share-based compensation expense	4,303	11,225
Depreciation and amortization	541	636
Provision for bad debt	—	1,736
Other-than-temporary impairment on available-for-sale securities	—	519
Noncash interest expense	113	177
Noncash rent benefit	(390)	(346)
Other	(22)	1
Changes in operating assets and liabilities:
Accounts receivable	231	(372)
Receivables from collaborative arrangements	5,366	(3,024)
Inventory	1,047	339
Prepaid expenses and other current assets	767	2,011
Other assets	79	324
Accounts payable	(5,264)	3,341
Accrued expenses	(9,976)	636
Deferred revenue	972	(923)
Other liabilities	—	1
Total adjustments	(2,233)	(15,719)
Net cash used in operating activities	(28,794)	(62,111)
Investing activities
Purchases of property and equipment	—	(137)
Other	11	—
Net cash provided by (used in) investing activities	11	(137)
Financing activities
Repayment of Hercules debt	(4,584)	(3,578)
Payment of tax withholding obligations related to stock compensation	(62)	(311)
Proceeds from issuance of preferred stock, net of issuance costs	42,669	(314)
Other	(30)	21
Net cash provided by (used in) financing activities	37,993	(4,182)

Effect of exchange rate changes on cash and cash equivalents	(412)	(157)
Net increase (decrease) in cash and cash equivalents	8,798	(66,587)
Cash and cash equivalents at beginning of period	44,002	128,182
Cash and cash equivalents at end of period	$52,800	$61,595

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,523	$3,848
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing activities
Conversion of preferred stock to common stock	$41,578	$—
Baxalta milestone advance - earned in lieu of repayment	$—	$32,000

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
Basis of Presentation
The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.
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
As of September 30, 2017, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.
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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of September 30, 2017, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses for the foreseeable future.
Our available cash and cash equivalents were $52.8 million as of September 30, 2017. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2018. This raises substantial doubt about our ability to continue as a going concern.
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

Receivables from Collaborative Arrangements

Our receivables from collaborative arrangements relate to amounts payable or reimbursable to us under the terms of collaborative arrangements with our partners. The receivable balance as of September 30, 2017 primarily relates to a milestone receivable from Servier for the attainment of a regulatory milestone under the Restated Agreement (as defined below) and to Servier’s purchase of PIXUVRI drug product in July 2017. The receivable balance as of December 31, 2016 primarily relates to a milestone receivable from Servier for the attainment of a certain enrollment event in December 2016 in connection with our PIX306 study. When it is deemed probable that an amount is uncollectible, it is written off against the existing allowance. We had no allowance for doubtful accounts from collaborative arrangements as of September 30, 2017 or December 31, 2016.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.7 million and $4.4 million as of September 30, 2017 and December 31, 2016, respectively, of which $4.6 million and $4.1 million, respectively, was included in other assets and $0.1 million and $0.3 million, respectively, was included in prepaid expenses and other current assets. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is generally approximately three to five years. As of September 30, 2017, the VAT receivable related to operations in Italy was approximately $4.7 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.

Inventory

We carry inventory at the lower of cost or net realizable value. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. We had a reserve of $1.3 million and $1.5 million related to excess, obsolete or unsalable inventory as of September 30, 2017 and December 31, 2016, respectively, which was included in Inventory, net. Inventory, net as of September 30, 2017 is comprised of bulk active pharmaceutical ingredient which we expect to be saleable to Servier under the terms of the Restated Agreement and to future emerging markets.

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

Product sales

We sell PIXUVRI primarily through a limited number of wholesale distributors. We generally record product sales upon receipt of the product by the health care providers and certain distributors at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated rebates, trade discounts, and estimated product returns. Reserves are established for these deductions and actual amounts incurred are offset against the applicable reserves. We reflect these reserves as either a reduction in the related account receivable or as an accrued liability, depending on the nature of the sales deduction. These estimates are periodically reviewed and adjusted as necessary. As of April 2017, Servier has the exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions). As a result, we no longer have product sales. See Note 5. Collaborative Arrangement for further details.

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
The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange gain of $1.1 million and $0.5 million was recorded in the cumulative foreign currency translation adjustment account for the three months ended September 30, 2017 and 2016, respectively. An unrealized foreign exchange gain of $3.8 million and $1.0 million was recorded in the cumulative foreign currency translation adjustment account for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the intercompany balance due from CTILS was €26.6 million (or $31.5 million upon conversion from euros as of September 30, 2017). As of December 31, 2016, the intercompany balance due from CTILS was €29.7 million (or $31.2 million upon conversion from euros as of December 31, 2016).
Net Income (Loss) per Share
Basic net income (loss) per share, or EPS, is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period. Diluted EPS assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock, using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock, using the treasury stock method. In periods when we have a net loss, equity awards, warrants and convertible securities are excluded from our calculation of net loss per share as their inclusion would have an anti-dilutive effect.
Equity awards, warrants and convertible preferred stock aggregating 5.0 million shares and 4.5 million shares for the three and nine months ended September 30, 2017, respectively, were excluded from the calculation of diluted net loss per common share because they were anti-dilutive. Equity awards and warrants aggregating 2.8 million shares and 2.7 million shares for the three and nine months ended September 30, 2016, respectively, were excluded from the calculation of diluted net loss per common share because they were anti-dilutive.
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
Reclassifications
Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory

The components of PIXUVRI inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$395	$477
Work-in-process	1,554	2,558
Inventory, gross	1,949	3,035
Reserve for excess, obsolete or unsalable inventory	(1,348)	(1,510)
Inventory, net	$601	$1,525

3. Leases

Our deferred rent balance was $3.1 million as of September 30, 2017, of which $0.6 million was included in other current liabilities and $2.5 million was included in other liabilities. As of December 31, 2016, our deferred rent balance was $3.5 million, of which $0.5 million was included in other current liabilities and $3.0 million was included in other liabilities.

4. Preferred Stock

In June 2017, in an underwritten public offering, we issued 22,500 shares of Series N-3 Preferred Stock, for gross proceeds of $45.0 million before deducting underwriting commissions and discounts and other offering costs of approximately $2.3 million. BVF Partners L.P., or BVF, an existing shareholder of the Company, was one of our investors in this offering. See Note 9. Related Party Transactions for further details.

Each share of Series N-3 Preferred Stock is convertible at the option of the holder (subject to a limited exception) and is entitled to a liquidation preference equal to the initial stated value of $2,000 per share, plus any declared and unpaid dividends, and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series N-3 Preferred Stock. The Series N-3 Preferred Stock is not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series N-3 Preferred Stock has no voting rights, except as otherwise expressly provided in the articles of amendment to amended and restated articles of incorporation of CTI or as otherwise required by law.

In June 2017, 21,925 shares of Series N-3 Preferred Stock were converted into 14.6 million shares of common stock at a conversion price of $3.00 per share. For the nine months ended September 30, 2017, we recognized $4.4 million in deemed dividends on preferred stock related to the beneficial conversion feature on our Series N-3 Preferred Stock. There were 575 shares of Series N-3 Preferred Stock outstanding as of September 30, 2017.

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

In May 2017, we received a non-refundable, non-creditable upfront cash payment of €12.0 million under the terms of the Restated Agreement. This amount included a €2.0 million payment for a milestone relating to EMA approval of an additional third-party manufacturer of PIXUVRI, which was not included in the Original Agreement and was deemed achieved at the time of the Restated Agreement. Subject to the achievement of certain conditions, the Restated Agreement provides for additional milestone payments of up to €76.0 million: up to €36.0 million in potential regulatory milestone payments, and up to €40.0 million in potential sales-based milestone payments. We have determined that all the regulatory milestones, other than the €2.0 million milestone mentioned above, are substantive due to significant uncertainty involved in each milestone and will be recognized as revenue upon achievement of the respective milestones, assuming all other revenue recognition criteria are met. We have also determined that the sales-based milestone payments are contingent consideration and will be recognized as revenue in the period in which the respective revenue recognition criteria are met.

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

Under the Restated Agreement, with the exception of the conclusion of the PIX306 trial and certain other services, Servier will be responsible for development, commercialization and manufacturing activities within its territory. We have agreed to enter into a commercialization transition plan whereby we will transfer to Servier medical affairs and commercialization activities relating to the Licensed Products in Israel, Turkey, Germany, Austria, the United Kingdom, Denmark, Finland, Norway and Sweden, or collectively, the Transition Territory. Upon the implementation of the commercialization transition plan, we will terminate or assign certain distributor and wholesaler contracts to Servier in the Transition Territory. Each party will be responsible for the manufacture and supply of drug products and substances in their respective territories. We record reimbursements received from Servier for their portion of operating expenses we pay on their behalf as revenue and the full amount of costs as operating expenses in the statements of operations.

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

During the nine months ended September 30, 2017, we recognized $11.5 million of consideration allocated to the license as revenue upon delivery of the license and the satisfaction of the remaining revenue recognition criteria. The $1.3 million consideration allocated to other services was recorded as deferred revenue. This amount, along with the unamortized deferred revenue balance from the Original Agreement of $0.6 million, is expected to be recognized as revenue through approximately 2019 based on a proportional performance method, by which revenue is recognized in proportion to the development costs incurred. During the three and nine months ended September 30, 2017, $0.2 million and $0.4 million, respectively, of other services consideration was recognized as revenue; the remaining $1.6 million is included in deferred revenue in the condensed consolidated balance sheet as of September 30, 2017.

In September 2017, we attained a regulatory milestone under the Restated Agreement and recognized a €1.0 million milestone revenue (or $1.2 million using the currency exchange rate as of the date the milestone was achieved); the amount was recorded in Receivables from Collaborative Arrangements as of September 30, 2017.

6. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$229	$466	$521	$1,887
Selling, general and administrative	1,126	4,602	3,782	9,338
Total share-based compensation expense	$1,355	$5,068	$4,303	$11,225

We incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Performance rights	$—	$7	$—	$575
Restricted stock	232	454	848	3,645
Options	1,123	4,607	3,455	7,005
Total share-based compensation expense	$1,355	$5,068	$4,303	$11,225

7. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Gain (Loss) on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2016	$(6)	$(2,902)	$(3,747)	$(6,655)
Current period other comprehensive income (loss)	7	(3,474)	3,795	328
September 30, 2017	$1	$(6,376)	$48	$(6,327)

The value of available-for-sale securities of $13,500 was included in Prepaid expenses and other current assets as of December 31, 2016. We had no available-for-sale securities as of September 30, 2017.

8. Legal Proceedings

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

The Italian Supreme Court held the first hearing for the 2005 VAT case on September 26, 2017, and we are waiting for the Supreme Court to issue its decision. No hearing has been fixed yet for the 2003 and consolidated 2006/2007 VAT cases.

If the final decision of the Italian Supreme Court is unfavorable to us, or if , in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $11.1 million converted using the currency exchange rate as of September 30, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

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

In re CTI BioPharma Corp. Securities Litigation

On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al., Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al., Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. On September 2, 2016, the court appointed Lead Plaintiffs and Lead Counsel. On September 28, 2016, the court entered a scheduling order, as revised by order entered December 8, 2016, setting November 8, 2016 as the deadline to file a consolidated class action complaint and deadlines for briefing defendants’ motion to dismiss. Briefing concluded on February 22, 2017. The consolidated class action complaint asserts claims similar to those asserted in the initial complaints, although it no longer asserts claims relating to the September 24, 2015 public offering, but adds claims relating to the Company’s October 27, 2015 and December 4, 2015 public offerings. On July 26, 2017, we received a written offer for the global resolution and settlement of the consolidated action in exchange for cash payment of $20.0 million. The Company has insurance coverage related to this matter and such insurance is expected to cover $18.0 million of the claim. In August 2017, we agreed in principle to the terms of the settlement and submitted the terms and proposed class notice to the court for its preliminary approval. On October 24, 2017, the court granted preliminary approval and set a final approval hearing for February 1, 2018.

Wei v. James A. Bianco, et al.; England v. James A Bianco, et al; Nahar v. James A. Bianco, et al.; Hill v. James A. Bianco, et al.

On March 14, 2016, a Company shareholder filed the first of four similar derivative lawsuits on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The first suit, Wei v. James A. Bianco, et al., 16-2-05818-3, was filed in King County Superior Court, Washington. A second suit, England v. James A. Bianco, et al., 16-2-14422-5, was filed in King County Superior Court, Washington, on June 16, 2016. Two additional derivative suits, Nahar v. James A. Bianco, et al., 2:16-cv-0756, and Hill v. James A. Bianco, et al., 2:16-cv-1250, were filed in the United States District Court for the Western District of Washington on May 24, 2016 and August 9, 2016, respectively. The four suits raise similar allegations and seek similar relief against certain current and former officers and directors, including James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named in each suit as a nominal defendant against which no monetary relief is sought. The complaints generally allege claims of: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; (4) waste of corporate assets and (5) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each claim is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiffs in none of the suits made a pre-suit demand on the current board of directors of CTI, or Board, to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Each of plaintiffs’ suits requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. On March 29, 2017 during mediation, the parties to the derivative suits reached an agreement in principle to settle all four suits subject to Board and court approvals. Subject to the terms and conditions in the settlement agreement and court approval, CTI has agreed to adopt certain corporate governance reforms relating to, among other things, the content of CTI-retained independent data monitoring committee charters; engagement if an independent expert or entity to conduct yearly audits of compliance with Good Clinical Practices; the creation of a risk compliance officer position; certain improvements to CTI’s Audit Committee, including the requirement that the Audit Committee review CTI’s periodic public reports to facilitate proper disclosure of risks and risk factors; establishment of an internal audit function that will monitor the Company’s adherence to its policies and procedures, including those related to identification and disclosure of drug candidate safety issues; continuing-education requirements for members of the Board; and improvements to CTI’s nominating committee, compensation committee, and clawback policy. CTI also agreed not to object to an attorneys’ fee application by plaintiffs’ counsel of up to $0.8 million collectively, subject to the terms and conditions in the settlement agreement and court approval. There is no admission of liability or any wrongdoing by any of the individual defendants or CTI. On September 25, 2017, the King County Superior Court entered an order substituting Kevin Hammond for former Lead Plaintiff Gang Wei and Maurio Eley for former Lead Plaintiff Michael England, and the two case captions were amended as reflected above. The parties filed settlement-approval papers on October 26, 2017.

In connection with the securities litigation and four derivative lawsuits described above, after taking into account our existing insurance coverage, we recorded $2.2 million of settlement expense in Selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2017.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

9. Related Party Transactions

Aequus

We have a majority ownership interest in Aequus. In May 2007, we entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology. We also entered into an agreement to fund Aequus in exchange for a convertible promissory note.

In March 2017, we and Aequus entered into a License and Promissory Note Termination Agreement and a Note Cancellation Agreement, pursuant to which (i) all of the then-outstanding principal, plus all accrued and unpaid interest, approximately $13.7 million in total, was cancelled and terminated, (ii) our license agreement with Aequus was terminated, (iii) all obligations to Aequus were terminated with the exception of providing additional funding of up to $347,500 to Aequus, and (iv) Aequus agreed to pay us a) 20% of milestone and similar payments, up to a maximum amount of $20.0 million, and b) royalties, on a product-by-product and county-by country basis, of 5% of net sales of certain ACTH Products being developed by Aequus. The additional funding of $347,500 had been provided in full as of September 30, 2017. Payments from Aequus are due the later of (i) expiration of the last to expire valid patent claim that claims the ACTH Product, or (ii) ten years from the first commercial sale of the applicable ACTH Product. We have the right to terminate the License and Promissory Note Termination Agreement and require Aequus to assign all ACTH Product related assets to us if Aequus does not file an Investigational New Drug Application for an ACTH Product with the FDA by September 6, 2019.

BVF Partners, L.P.

In June 2017, as discussed in Note 4. Preferred Stock, we completed an underwritten public offering of 22,500 shares of our Series N-3 Preferred Stock, no par value per share. BVF, an existing shareholder of the Company, purchased 6,750 shares of our Series N-3 Preferred Stock, of which 6,175 shares were converted into approximately 4.1 million shares of our common stock. As a result of this transaction, BVF beneficially owned approximately 20.00% of our outstanding common stock as of September 30, 2017. BVF beneficially owned 15.87% of our outstanding common stock as of December 31, 2016. In connection with the Series N-3 Preferred Stock offering, we entered into a letter agreement with BVF, pursuant to which, we agreed to, upon BVF’s election and subject to any board and committee approvals, exchange shares of common stock purchased by BVF directly from us or underlying convertible preferred stock purchased by BVF directly from us, including the shares of common stock underlying the Series N-3 Preferred Stock, into shares of a convertible non-voting preferred stock with substantially similar terms as the Series N-3 Preferred Stock, including a conversion “blocker” initially set at 9.99% of our common stock. Such right would terminate if at any time BVF’s beneficial ownership of our common stock falls below 5%. We will take commercially reasonable efforts to cooperate to effectuate such exchange, provided that such exchange does not adversely affect us and complies with applicable federal and state securities laws.

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

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U., for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As part of our conditional marketing authorization in the E.U., we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. In August 2017, we announced the completion of enrollment in the trial. If positive, the results from this trial could support broader indications. Top-line results are event-driven and are expected in the first half of 2018. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., and an extension granted in September 2016, we are required to submit the requisite clinical study report for PIX306 by December 2018.

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

Pacritinib was evaluated in two Phase 3 clinical trials, known as the PERSIST program, for patients with myelofibrosis, with one trial in a broad set of patients without limitations on platelet counts, the PERSIST-1 trial, and the other in patients with low platelet counts, the PERSIST-2 trial. In August 2014, pacritinib was granted Fast Track designation by the Food and Drug Administration, or the FDA, for the treatment of intermediate and high risk myelofibrosis including, but not limited to, patients with disease-related thrombocytopenia (low platelet counts); patients experiencing treatment-emergent thrombocytopenia on other JAK2 inhibitor therapy; or patients who are intolerant of or whose symptoms are not well controlled (sub-optimally managed) on other JAK2 therapy.

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

In February 2016, clinical studies under the investigational new drug (IND) for pacritinib were subject to a full clinical hold issued by the FDA. A full clinical hold is a suspension of the clinical work requested under the IND application. Under the full clinical hold, all patients currently on pacritinib were required to discontinue pacritinib immediately and no patients could be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA stated that the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1.

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

Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017. Validation confirms that the submission is complete and initiates the centralized review process by the CHMP.  The CHMP review period is 210 days, excluding question or opinion response periods, after which the CHMP opinion is reviewed by the European Commission, which usually issues a final decision on E.U. authorization within three months. If authorized, pacritinib would be granted a marketing license valid in all 28 E.U. member states, Norway, Iceland and Liechtenstein.

Other Pipeline Candidates

Tosedostat, is a novel oral, once-daily aminopeptidase inhibitor that has demonstrated significant responses in patients with AML. It is currently being evaluated in randomized Phase 2 cooperative group-sponsored trials in elderly patients with AML. We anticipate data from these signal-finding trials may be used to determine further development directions.

Board of Directors and Management

In September 2017, we announced the promotion of David Kirske to Chief Financial Officer of the Company. Mr. Kirske joined the Company earlier in 2017 and served as the Principal Financial and Accounting Officer prior to being appointed Chief Financial Officer. Mr. Kirske leads CTI BioPharma’s finance, accounting and investor relations teams. Prior to his appointment, Mr. Kirske has been an independent chief financial officer (CFO) consultant since January 2013. As a consultant, he has provided financial management services to public and emerging growth private companies primarily in the biotechnology industry, as well as in the technology and manufacturing industries. Mr. Kirske's financial management experience includes overseeing finance, accounting, operations, and capitalization, in both debt and equity. Prior to his time as a consultant, Mr. Kirske served as Vice President and CFO of Helix BioMedix where he managed all financial and administrative activities. Previously, he was the Treasurer and Corporate Controller for F-5 Networks and Redhook Brewery where he managed both corporate and international entities, and was part of the management teams that led and executed each company’s successful initial public offerings. Earlier in his career, he held a controllership position at Cray Computer. Mr. Kirske holds a B.A. in Business Administration from the University of Puget Sound.

In September 2017, we announced the promotion of Bruce Seeley to Chief Operating Officer of the Company. Mr. Seeley joined the Company in 2015 and served as the Chief Commercial and Administrative Officer and Secretary prior to being appointed Chief Operating Officer. Mr. Seeley has more than 25 years of global commercial experience and a proven track record of successfully launching products in various markets and regulatory environments. Most recently, Mr. Seeley was Senior Vice President and General Manager of Diagnostics at NanoString Technologies Inc. overseeing the launch of the diagnostic product PROSIGNA® for early stage breast cancer. Previously, he was Executive Vice President of Commercial at Seattle Genetics where he built and led the commercial organization, including marketing, sales and managed markets, and successfully launched the Seattle Genetic's first product, ADCETRIS®, a targeted therapy for lymphoma. He also previously held key leadership positions in marketing at Genentech (now a member of the Roche Group), where he led the launch of HERCEPTIN® in adjuvant breast cancer. Earlier in his career he held various commercial roles at Aventis Pharmaceuticals Inc. (a part of Sanofi) and Bristol-Myers Squibb Co. Mr. Seeley received a B.A. In Sociology from the University of California at Los Angeles.

In July 2017, we announced that Laurent Fischer, M.D., was appointed to the Board, and in September 2017 he was appointed Chairman. Dr. Fischer was appointed Senior Vice President, Head of the Liver Therapeutic Area at Allergan following the acquisition of Tobira Therapeutics. Dr. Fischer currently serves as a Senior Advisor on the Frazier Healthcare Partners' Life Sciences team since March 2017. He was previously chairman and CEO of Jennerex, Inc., a company with a first-in-class oncolytic immunotherapy for liver cancer acquired by Sillajen. He was co-founder, president and CEO of Ocera Therapeutics and held senior positions at DuPont-Merck, DuPont Pharmaceuticals, and Hoffmann-La Roche in liver disease, virology and oncology. Dr. Fischer received his undergraduate degree from the University of Geneva and his medical degree from the Geneva Medical School, Switzerland.

Financial Summary

Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $1.7 million and $4.4 million for the three months ended September 30, 2017 and 2016, respectively, and $24.7 million and $48.3 million for the nine months ended September 30, 2017 and 2016, respectively. Loss from operations was $11.8 million and $28.7 million for the three months ended September 30, 2017 and 2016, respectively, and $25.8 million and $43.6 million for the nine months ended September 30, 2017 and 2016, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of September 30, 2017, cash and cash equivalents were $52.8 million.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2017 and 2016

Product sales, net. Prior to April 2017 when Servier was granted an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions), we sold PIXUVRI primarily through a limited number of wholesale distributors. Servier is responsible for distribution of PIXUVRI in countries other than the U.S. (and its territories and possessions.) We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.

Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI were zero and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively. Product sales, net represents gross sales, net of provisions for distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. After these provisions, product sales, net from PIXUVRI were zero for the three months ended September 30, 2017 and $0.9 million for the three months ended September 30, 2016. Product sales, net were $0.9 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.

The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. Distributor discounts, returns and rebates were $0.1 million and $50,000 during the nine months ended September 30, 2017 and 2016, respectively, while no material amounts were recorded for the three months ended September 30, 2017 or 2016. During the periods presented, there were no other material payments and credits applied towards provision for discounts, rebates and other for current or prior period sales.

The decrease in product sales, net for the three and nine months ended September 30, 2017 from the respective periods in 2016 was primarily related to the Restated Agreement we entered into with Servier in April 2017 under which Servier assumed commercialization rights to PIXUVRI in all markets except in the U.S.

License and Contract Revenues
License and contract revenues are summarized as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Servier	Milestone and license revenue	$1,178	$—	$12,665	$—
	Development services revenue	355	51	822	572
	Royalty revenue	172	72	344	148
	Total Servier revenue	1,705	123	13,831	720

Teva	Milestone revenue	—	—	10,000	—
	Total Teva revenue	—	—	10,000	—

Baxalta	Milestone and license revenue	—	—	—	32,000
	Development services revenue	—	3,396	—	12,437
	Total Baxalta revenue	—	3,396	—	44,437

		$1,705	$3,519	$23,831	$45,157

Servier

In April 2017, in connection with the execution of the Restated Agreement with Servier, we allocated and recorded $11.5 million and $1.3 million of the upfront payment received to license revenue and deferred revenue, respectively. We expect to recognize this deferred revenue based on a proportional performance method through approximately 2019.

The Restated Agreement with Servier amended and restated in its entirety the Exclusive License and Collaboration Agreement (the “Original Agreement”) entered into in September 2014. The remaining deferred revenue balance as of the date of the Restated Agreement relating to the upfront payment under the Original Agreement was $0.6 million, which, along with the $1.3 million of deferred revenue allocated from the Restated Agreement as mentioned above, will be recognized as revenue based upon a proportional performance method.

We recognized deferred revenue related to development services allocated from the upfront payments we received in connection with the Original Agreement, as well as the Restated Agreement, of $0.2 million and $26,000 during the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $77,000 during the nine months ended September 30, 2017 and 2016, respectively. We recorded revenue of $0.1 million and $0.3 million during the three and nine months ended September 30, 2017, respectively, for the reimbursement of expenses related to commercialization transition under the Restated Agreement. The balance of deferred revenue related to the Restated Agreement (including the remaining portion of $0.6 million allocated from the Original Agreement) as of September 30, 2017 was $1.6 million.

In September 2017, we attained a regulatory milestone from Servier under the Restated Agreement and recognized a €1.0 million milestone revenue (or $1.2 million using the currency exchange rate as of the date the milestone was achieved), which amount was recorded in Receivables from Collaborative Arrangements as of September 30, 2017.

In February 2016, we entered into an agreement with one of Servier's affiliates whereby we are to conduct a pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. In relation to this study, we recorded $9,000 and $26,000 of expense reimbursements as development services revenue during the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively. We expect to receive no such development services revenue in future periods as the pharmacokinetic sub-study was completed in September 2017.

Royalty revenue was $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

For additional information on our collaboration with Servier, see Part I, Item 2, “License Agreements and Milestone Activities - Servier”.

Teva

During the nine months ended September 30, 2017, we received a $10.0 million milestone payment from Teva upon the achievement of a worldwide net sales milestone of TRISENOX. There were no such revenues for the three months ended September 30, 2017 or during the comparative periods in 2016.

Baxalta

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement with Baxalta Incorporated and its affiliates, or Baxalta, which is now part of Shire plc. As such, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta.

During the nine months ended September 30, 2016, we recorded milestone revenue of $32.0 million for achievement of the PERSIST-2 Milestone and the MAA Milestone under the Original Pacritinib License Agreement. We received a cash advance for these milestone payments in the second quarter of 2015; it was accounted for as long-term debt until the achievement of the associated milestones in the first quarter of 2016. No such milestone payments were received during the nine months ended September 30, 2017 due to the termination of the Pacritinib License Agreement as discussed above.

During the three and nine months ended September 30, 2016, we recorded $3.4 million and $12.4 million, respectively, of development services revenue, of which $2.8 million and $11.4 million, respectively, was related to the reimbursable development costs from Baxalta under the terms of the Pacritinib License Agreement and $0.6 million and $1.0 million, respectively, was related to the upfront payment we received in connection with the execution of the Pacritinib License Agreement in 2013. No such revenue was recorded during the same periods in 2017 due to the termination of the Pacritinib License Agreement as discussed above.

For additional information relating to the Pacritinib License Agreement, see Part I, Item 2, “License Agreements and Milestone Activities - Baxalta”.

Operating costs and expenses

Cost of product sold. Cost of product sold is related to sales of PIXUVRI and includes royalty expenses payable under the agreement with University of Vermont and the Novartis Termination Agreement. Cost of product sold was $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. Royalty expenses were $0.1 million for both of the three months ended September 30, 2017 and 2016, and $0.2 million for both of the nine months ended September 30, 2017 and 2016. The decrease in cost of product sold for both periods presented was primarily as a result of the Restated Agreement we entered into with Servier in April 2017 whereby Servier assumed responsibility for the manufacture and supply of drug products and substances in its respective territories. For additional information, see Part I, Item 2, License Agreements and Milestone Activities.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Compounds:
PIXUVRI	$1,743	$2,644	$5,765	$9,215
Pacritinib	2,511	10,077	10,132	29,194
Opaxio	14	23	30	88
Tosedostat	19	226	208	1,431
Operating expenses	3,295	4,638	9,593	14,681
Research and preclinical development	19	108	40	650
Total research and development expenses	$7,601	$17,716	$25,768	$55,259

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of September 30, 2017 were $126.2 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $125.2 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $228.0 million for Opaxio and $14.1 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses decreased to $7.6 million and $25.8 million for the three and nine months ended September 30, 2017 compared to $17.7 million and $55.3 million for the respective periods in 2016. The decrease was primarily attributed to a decrease in pacritinib development costs as a result of the completion of the Phase 3 clinical studies in 2017, a decrease in expenses for the manufacture of pacritinib, a decrease in operating expenses primarily attributed to personnel costs associated with a reduction in average headcount between periods, and a reduction in expenses related to the PIX306 trial between periods.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.8 million and $24.5 million for the three and nine months ended September 30, 2017 compared to $15.2 million and $36.1 million for the respective periods in 2016. The decrease between the three-month periods ended September 30, 2017 and 2016 was primarily attributable to decreases of $6.8 million in personnel costs, $1.6 million in bad debt expense related to disputed invoices with our collaboration partner, $0.4 million in legal fees, $0.2 million in other professional services associated with PIXUVRI, $0.2 million in travel costs, $0.1 million in board fees and $0.1 million in consulting services.  The decrease between the nine-month periods ended September 30, 2017 and 2016 was primarily attributable to decreases of $9.2 million in personnel costs, $0.8 million in travel costs, $0.2 million in professional fees for marketing initiatives related to our drug candidate, pacritinib, $0.4 million in pacritinib promotional costs previously shared with our collaboration partner, Baxalta, $0.2 million in other professional services associated with PIXUVRI, $0.3 million in legal fees, $0.3 million in occupancy costs and $0.2 million in administrative costs.

Non-operating income and expenses

Interest expense. Interest expense was $0.5 million and $0.6 million for the three months ended September 30, 2017 and 2016 respectively, and $1.5 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was primarily related to our senior secured term loan. The decrease between periods primarily relates to the lower loan principal balance outstanding in 2017 compared to 2016.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $38,000 for both of the three months ended September 30, 2017 and 2016 related to our senior secured term loan. Amortization of $0.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively, related to our senior secured term loan in 2017 and to our senior secured term loan and the Baxalta milestone advances in 2016.

Foreign exchange gain (loss). Foreign exchange gains for the three and nine months ended September 30, 2017 and foreign exchange losses for the three and nine months ended September 30, 2016 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.

Other non-operating income (expense). Other non-operating expense of $0.5 million for the nine months ended September 30, 2016 primarily represents the other-than-temporary impairment recognized on our investment in equity securities.

Deemed dividends on preferred stock. Deemed dividends on preferred stock of $4.4 million for the nine months ended September 30, 2017 related to the issuance of our Series N-3 Preferred Stock in June 2017. (See Part I, Item 1, Note 4,

Preferred Stock in this Quarterly Report on Form 10-Q, which note is incorporated herein by reference.) There were no deemed dividends on preferred stock for the three months ended September 30, 2017 or the comparative periods in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and cash equivalents. As of September 30, 2017, we had $52.8 million in cash and cash equivalents.

Net cash used in operating activities. Net cash used in operating activities decreased to $28.8 million during the nine months ended September 30, 2017 compared to $62.1 million for the same period in 2016. This decrease was primarily due to receipt of a $13.1 million upfront payment from Servier in connection with the Restated Agreement in 2017, receipt of a $10.0 million sales milestone payment from Teva in 2017, and the collection of $7.8 million in receivables under the collaborative arrangement with Servier in 2017 as well as decreases in spending for research and development and selling, general and administration expenses during the nine months ended September 30, 2017 compared to the same period in 2016.

Net cash provided by (used in) investing activities. Net cash used in investing activities of $0.1 million for the nine months ended September 30, 2016 was due to purchases of property and equipment. There was no such purchase for the same period in 2017.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $38.0 million for the nine months ended September 30, 2017 and net cash used in financing activities was $4.2 million for the nine months ended September 30, 2016. The increase was primarily due to net proceeds from the Series N-3 preferred stock offering in June 2017.

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

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2018. This raises substantial doubt about our ability to continue as a going concern. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for PIXUVRI, pacritinib, and tosedostat. Because of our reacquisition of worldwide rights for pacritinib, we are no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib will increase. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of September 30, 2017, our available cash and cash equivalents totaled $52.8 million. We had an outstanding principal balance under our senior secured term loan agreement of $15.0 million.

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

•litigation and other disputes;

•competitive market developments; and

•other unplanned business developments.

As of September 30, 2017, our contractual purchase obligations for which payments are due over the next 12 months, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, decreased by approximately $8.7 million.

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

Servier

In April 2017, we entered into the Restated Agreement with Servier, pursuant to which the Original Agreement with Servier, entered into in September 2014, was amended and restated in its entirety. Under the Original Agreement, we granted Servier an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products outside of Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the U.K. and the U.S. Under the Original Agreement, we received an upfront payment in October 2014 of €14.0 million (or $17.8 million using the currency exchange rate as of the date we received the funds). In addition, we received a €1.5 million (or $1.7 million upon conversion from euros as of the date we received the funds) milestone payment relating to the attainment of reimbursement approval for PIXUVRI in Spain and a €7.5 million (or $8.0 million upon conversion from euros as of the date we achieved the milestone in December 2016) milestone payment relating to the occurrence of a certain enrollment event in the PIX306 study.

Under the Restated Agreement, we granted Servier an exclusive, sublicensable (subject to certain exceptions) license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions). In accordance with the Restated Agreement, we will transfer to Servier medical affairs and commercialization activities relating to the Licensed Products in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey and the U.K. (collectively, the "Transition Territory"). We are in the process of terminating or assigning certain distributor and wholesaler contracts to Servier in the Transition Territory, and expect the last contract to be terminated in 2018. Each party will be responsible for the manufacture and supply of drug products and substances in its respective territory.

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

We received an upfront payment of €12.0 million from Servier, which included €2.0 million for a new milestone previously achieved, and Servier purchased PIXUVRI drug product for an additional €0.9 million in July 2017. Subject to the achievement of certain conditions, the Restated Agreement provides for additional milestone payments from Servier in the aggregate amount of up to €76.0 million, including up to €36.0 million in potential regulatory milestone payments and up to €40.0 million in potential sales milestone payments. In September 2017, we attained a regulatory milestone under the Restated Agreement and recorded a €1.0 million milestone revenue (or $1.2 million using the currency exchange rate as of the date the milestone was achieved), which was recorded in Receivables from Collaborative Arrangements as of September 30, 2017.

We are eligible to receive tiered royalty payments ranging from a low-double digit percentage up to a percentage in the low-twenties based on net sales of the Licensed Products, subject to certain reductions of up to mid-double digit percentages under certain circumstances. We will no longer use a joint marketing plan with Servier, and marketing costs will no longer be shared equally; instead Servier will be solely responsible for marketing costs within Europe. Mutually agreed upon development costs other than PIX306 will continue to be shared equally with Servier, which represents no change to the development cost sharing.

The Restated Agreement also requires an amendment to the trademark license agreement entered into on June 8, 2015 between us and Servier to provide for Servier’s right to use of our trademark PIXUVRI in connection with Licensed Products worldwide, excluding the U.S. (and its territories and possessions). The amendment was executed in October 2017.

Baxalta

In November 2013, we entered into a Development, Commercialization and License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas, or the Original Pacritinib License Agreement. The Original Pacritinib License Agreement, the rights and obligations to which Baxter had assigned to Baxalta, was amended by the License Amendment, effective June 8, 2015. Under the Original Pacritinib License Agreement, as amended by the License Amendment, or the Pacritinib License Agreement, Baxalta had an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable license (which was sub-licensable under certain circumstances) relating to pacritinib. Licensed products under the Pacritinib License Agreement consisted of products in which pacritinib is an ingredient.

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

In June 2015, we entered into the License Amendment. Pursuant to the License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Original Pacritinib License Agreement relating to the PERSIST-2 Milestone and the MAA Milestone. In the first quarter of 2016, we recorded $32.0 million in license and contract revenue upon attainment of these milestones.

In October 2016, we regained worldwide rights for the development and commercialization of pacritinib following termination of the Pacritinib License Agreement with Baxalta. Pursuant to the termination, Baxalta paid us a one-time cash payment in the amount of approximately $10.3 million as reimbursement for certain expenses incurred by us or to be incurred. In exchange, we have agreed to provide a one-time payment to Baxalta, upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib, in the amount of approximately $10.3 million which represents certain amounts paid by Baxalta for the benefit of the pacritinib program manufacturing efforts. We have also agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of pacritinib unless the transferee/licensee/sublicensee agrees to be bound by the terms of the Asset Return and Termination Agreement with Baxalta.

University of Vermont

We entered into an agreement with the University of Vermont, or UVM, in March 1995, as amended, or the UVM Agreement, which grants us an exclusive sublicensable license for the rights to PIXUVRI. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use PIXUVRI, and we are obligated to make royalty payments to UVM ranging from low single digits to mid-single digits as a percentage of net sales;     such royalty expenses are included in Cost of product sold in our condensed consolidated financial statements. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after the first commercialization of PIXUVRI, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of PIXUVRI in those countries where no such patents exist. We may terminate the UVM Agreement, on a country-by-country basis or on a patent-by-patent basis, at any time upon advance written notice. UVM may terminate the UVM Agreement upon advance written notice in the event royalty payments are not made. In addition, either party may terminate the UVM Agreement in the event of an uncured material breach of the UVM Agreement by the other party or in the event of bankruptcy of the other party.

S*BIO

We acquired the compounds SB1518 (which is referred to as “pacritinib”) and SB1578, which inhibit JAK2 and FLT3, from S*BIO in May 2012. Under our agreement with S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. At our election, we may pay up to 50% of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock. In addition, S*BIO will be entitled to receive royalty payments from us at incremental rates in the low single-digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

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

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, now part of NRG Oncology, in March 2004, as amended, related to the GOG-0212 trial of Opaxio it is conducting in patients with ovarian cancer. Pursuant to the terms of such agreement, we paid an aggregate of $1.2 million in milestone payments during 2014 based on certain enrollment milestones achieved. In addition, we made a milestone payment of $0.5 million relating to the transfer of final datasets during the second quarter of 2017. The agreement was terminated in May 2017. No further development of Opaxio is planned.

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

Novartis

In January 2014, we entered into a Termination Agreement with Novartis, or the Novartis Termination Agreement, to reacquire the rights to PIXUVRI previously granted to Novartis under our agreement entered into in September 2006, as amended, or the Original Novartis Agreement. Pursuant to the Novartis Termination Agreement, the Original Novartis Agreement was terminated in its entirety, except for certain customary provisions, including those pertaining to confidentiality and indemnification, which survive termination.

Under the Novartis Termination Agreement, we agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of PIXUVRI and Opaxio unless the recipient thereof agrees to be bound by the terms of the Novartis Termination Agreement. We also agreed to provide potential payments to Novartis, including a percentage ranging from the low double-digits to the mid-teens, of any consideration received by us or our affiliates in connection with any transfer, license, sublicense or other grant of rights with respect to intellectual property of PIXUVRI or Opaxio; provided that such payments will not exceed certain prescribed ceilings in the low single-digit millions. Novartis is entitled to receive potential payments of up to $16.6 million upon the successful achievement of certain sales milestones of PIXUVRI and Opaxio. We are also obligated to pay to Novartis tiered low single-digit percentage royalty payments for the first several hundred million dollars in annual net sales, and 10% royalty payments thereafter based on annual net sales of each of PIXUVRI and Opaxio, subject to reduction in the event generic drugs are introduced and sold by a third party, causing the sale of PIXUVRI to fall by a percentage in the high double digits. Royalty payments for PIXUVRI are subject to certain minimum floor percentages in the low single digits. The royalty expenses payable under the Novartis Termination Agreement are included in Cost of product sold in our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. In addition, certain of our contractual arrangements, such as the Restated Agreement with Servier, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of September 30, 2017, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.6 million as of this date.

Interest Rate Risk

Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance of $15.0 million under such loan as of September 30, 2017, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of $0.1 million over the next twelve months. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, refer to Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Long-term Debt" in our 2016 Form 10-K.

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
Our management, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We are defending ourselves against the assessments both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €9.4 million, or approximately $11.1 million converted using the currency exchange rate as of September 30, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

The Italian Supreme Court held the first hearing for the 2005 VAT case on September 26, 2017, and we are waiting for the Supreme Court to issue its decision. No hearing has been fixed yet for the 2003 and consolidated 2006/2007 VAT cases.

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

In re CTI BioPharma Corp. Securities Litigation

On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al., Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al., Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. On September 2, 2016, the court appointed Lead Plaintiffs and Lead Counsel. On September 28, 2016, the court entered a scheduling order, as revised by order entered December 8, 2016, setting November 8, 2016 as the deadline to file a consolidated class action complaint and deadlines for briefing defendants’ motion to dismiss. Briefing concluded on February 22, 2017. The consolidated class action complaint asserts claims similar to those asserted in the initial complaints, although it no longer asserts claims relating to the September 24, 2015 public offering, but adds claims relating to the Company’s October 27, 2015 and December 4, 2015 public offerings. On July 26, 2017, we received a written offer for the global resolution and settlement of the consolidated action in exchange for cash payment of $20.0 million. The Company has insurance coverage related to this matter and such insurance is expected to cover $18.0 million of the claim. In August 2017, we agreed in principle to the terms of the settlement and submitted the terms and proposed class notice to the court for its preliminary approval.  On October 24, 2017, the court granted preliminary approval and set a final approval hearing for February 1, 2018.

Wei v. James A. Bianco, et al.; England v. James A Bianco, et al; Nahar v. James A. Bianco, et al.; Hill v. James A. Bianco, et al.

On March 14, 2016, a Company shareholder filed the first of four similar derivative lawsuits on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The first suit, Wei v. James A. Bianco, et al., 16-2-05818-3, was filed in King County Superior Court, Washington. A second suit, England v. James A. Bianco, et al., 16-2-14422-5, was filed in King County Superior Court, Washington, on June 16, 2016. Two additional derivative suits, Nahar v. James A. Bianco, et al., 2:16-cv-0756, and Hill v. James A. Bianco, et al., 2:16-cv-1250, were filed in the United States District Court for the Western District of Washington on May 24, 2016 and August 9, 2016, respectively. The four suits raise similar allegations and seek similar relief against certain current and former officers and directors, including James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named in each suit as a nominal defendant against which no monetary relief is sought. The complaints generally allege claims of: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) waste of corporate assets and (5) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each claim is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiffs in none of the suits made a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Each of plaintiffs’ suits requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. On March 29, 2017 during mediation, the parties to the derivative suits reached an agreement in principle to settle all four suits subject to Board and court approvals. Subject to the terms and conditions in the settlement agreement and court approval, CTI has agreed to adopt certain corporate governance reforms relating to, among other things, the content of CTI-retained independent data monitoring committee charters; engagement if an independent expert or entity to conduct yearly audits of compliance with Good Clinical Practices; the creation of a risk compliance officer position; certain improvements to CTI’s Audit Committee, including the requirement that the Audit Committee review CTI’s periodic public reports to facilitate proper disclosure of risks and risk factors; establishment of an internal audit function that will monitor the Company’s adherence to its policies and procedures, including those related to identification and disclosure of drug candidate safety issues; continuing-education requirements for members of the Board; and improvements to CTI’s nominating committee, compensation committee, and clawback policy. CTI also agreed not to object to an attorneys’ fee application by plaintiffs’ counsel of up to $0.8 million collectively, subject to the terms and conditions in the settlement agreement and court approval. There is no admission of liability or any wrongdoing by any of the individual defendants or CTI. On September 25, 2017, the King County Superior Court entered an order substituting Kevin Hammond for former Lead Plaintiff Gang Wei and Maurio Eley for former Lead Plaintiff Michael England, and the two case captions were amended as reflected above. The parties filed settlement-approval papers on October 26, 2017.

In connection with the securities litigation and four derivative lawsuits described above, after taking into account our existing insurance coverage, we recorded $2.2 million of settlement expense in Selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $52.8 million as of September 30, 2017. We believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will only be sufficient to fund our operations into the third quarter of 2018. Cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

As of September 30, 2017, we had an outstanding principal balance under our senior secured term loan agreement of $15.0 million. We are required to make monthly interest plus principal payments through December 1, 2018 in the approximate amount of $0.8 million per month, with the final principal payment of approximately $5.6 million on December 1, 2018. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2017, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

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

Additionally, compliance with Italian regulatory requirements may restrict additional issuances of our common stock or other business initiatives. Under Italian law, in order to have newly issued shares listed on the Italian Stock Exchange, we must publish a registration document, securities note and summary (which jointly compose a listing prospectus) that have to be approved by CONSOB prior to issuing common stock that is equal to or exceeds, in any twelve-month period, 20% of the number of shares of our common stock outstanding at the beginning of that period, subject to certain exceptions. If we are unable to obtain and maintain a registration document, securities note or summary for the listing of the newly issued shares and to cover general financing efforts under Italian law, we may be required to raise money using alternative forms of securities. In the past, we have issued convertible preferred stock in numerous prior offerings because the common stock resulting from the conversion of such securities, subject to the provisions of European Directive No. 71/2003, was not subject to limitations based on a percentage in respect of the total number of shares. However, the European Union Parliament and the European Council recently published regulation, which became effective in July 2017, that set the limitation to 20% of the number of shares and significantly limited the scope of the exception to the listing prospectus requirement in relation to the stock resulting from the conversion or exchange of securities. This new regulation proposal may limit our ability to issue convertible securities or impose additional costs on future issuances.

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

Our future success depends, in part, on our ability to continue to attract and retain senior management, other key personnel and directors to enable the execution of our business plan and to identify and pursue new opportunities. Additionally, our productivity and the quality of our operations are dependent on our ability to integrate and train our new personnel quickly and effectively. In February 2017, we announced the appointment of Adam Craig, M.D., Ph.D., as President and Chief Executive Officer effective March 2017, and also in September 2017, we announced the appointment of Bruce J. Seeley as Executive Vice President, Chief Operating Officer and David H. Kirske as Chief Financial Officer. Leadership transitions and management changes can be difficult to manage and may create uncertainty or disruption to our business or increase the likelihood of turnover in our other officers and employees. We may not be able to effectively manage our transition to a new president and chief executive officer.

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

Our U.S. and European composition of matter patents for pacritinib expire as follows: US patents expire in 2029 (compound) / 2030 (salt); EU patents expire in 2026 (compound) / 2029 (salt). Pacritinib has orphan drug designation for myelofibrosis in the U.S. and the E.U.

Our U.S. and various foreign tosedostat-directed patents expire from 2017 through 2018. Tosedostat has orphan drug designation for acute myeloid leukemia in the U.S. and the E.U.

Each patent may be eligible for future patent term restoration of up to five years under certain circumstances. Also, regulatory exclusivity tied to the protection of clinical data may be complementary to patent protection. During a period of regulatory exclusivity, competitors generally may not use the original applicant’s data as the basis for a generic application. In the U.S., the data protection generally runs for five years from first marketing approval of a new chemical entity, extended to seven years for an orphan drug indication.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.7 million and $4.4 million as of September 30, 2017 and December 31, 2016, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. Further information pertaining to these cases can be found in Part II, Item 1, "Legal Proceedings," and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €9.4 million (or approximately $11.1 million upon conversion from euros as of September 30, 2017) plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended October 30, 2017, our stock price ranged from a low of $2.70 to a high of $6.48. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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
The following table sets forth information with respect to purchases of our common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	326	$3.41	—	—
August 1 - August 31, 2017	231	3.33	—	—
September 1 - September 30, 2017	498	3.29	—	—
Total	1,055	$3.33	—	—
_________________________

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our Equity Incentive Plans.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 29, 2015 (Series N-1 Preferred Stock).	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 30, 2015.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated December 8, 2015 (Series N-2 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation, dated April 29, 2016.	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016.

3.6	Amendment to Amended and Restated Articles of Incorporation of CTI BioPharma Corp.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 21, 2016.

3.7	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2015.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, dated May 16, 2017.	Incorporated by reference to Exhibit 3.8 to the Registrant's Quarterly Report on Form 10-Q, filed on August 4, 2017.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation of CTI BioPharma Corp. (Series N-3 Preferred Stock).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2017.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Third Amendment to Shareholder Rights Agreement, dated as of December 1, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2015.

4.5	Fourth Amendment to Shareholder Rights Agreement, dated as of September 22, 2017, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2017.

Exhibit Number	Exhibit Description	Location

4.6	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on November 21, 2014.

4.7	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2011.

4.8	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

10.1*	Separation and Release Agreement, by and between the Registrant and Matthew Plunkett, dated August 22, 2017.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 22, 2017.

10.2*	Severance Agreement, by and between the Registrant and David Kirske, dated September 25, 2017.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2017.

10.3
Fifth Amendment to Loan and Security Agreement, dated August 4, 2017, by and among Hercules Technology Growth Capital, Inc. (and certain of its affiliates), CTI BioPharma Corp. and Systems Medicine LLC.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: November 6, 2017	By:	/s/ Adam R. Craig
Adam R. Craig
President and Chief Executive Officer

Dated: November 6, 2017	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer