Form 10-K
period 2017-12-31
CTI BIOPHARMA CORP
filed 2018-03-07
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-12465
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Washington	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3101 Western Avenue, Suite 800 Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common equity held by non-affiliates was $88,062,209. Shares of common stock held by each executive officer and director and by each person known to the registrant who beneficially owns more than 5% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock outstanding.
The number of outstanding shares of the registrant’s common stock as of February 28, 2018 was 57,982,860.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders, or the 2018 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•
any statements on plans regarding proposed or potential clinical trials or new drug filing strategies, timelines or submissions, including expectations with respect to the timing and planned enrollment of PAC203, the timing of PIX306 top-line results, and submission of responses to Day 120 list of questions;

•	any statements regarding the Company’s intent to continue efforts to commercialize PIXUVRI in Europe in partnership with Servier and expand the market potential for PIXUVRI;

•	any statement regarding the Company’s intent to develop and commercialize pacritinib for adult patients with myelofibrosis and potentially additional inactions.

•
any statements regarding the Company’s plans to continue advancing the development of its pipeline candidates through strategic product collaborations or cooperative group and investigator-sponsored trials, as well as the identification and acquisition of additional pipeline opportunities;

•	any significant disruptions in our information technology systems;

•	any statements regarding compliance with the listing standards of the NASDAQ Stock Market;

•	any statements regarding potential future partnerships, licensing arrangements, mergers, acquisitions or other transactions;

•	any statements regarding future economic conditions or performance; and

•	any statements of assumption underlying any of the foregoing.

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

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the European Union, or the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As part of our conditional marketing authorization in the E.U., we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. Enrollment for PIX306 was completed in August 2017 and topline results, which are event-driven, are expected by the end of the first half of 2018. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., and an extension granted in September 2016, we are required to submit the requisite clinical study report for PIX306 by December 2018.

In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier. Under the Restated Agreement, Servier will have rights to PIXUVRI in all markets except in the U.S. where we will retain the commercialization rights. Previously, Servier had rights to commercialize the drug globally except in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the United Kingdom, or the U.K., and the U.S. Servier paid us €12.0 million in May 2017 and purchased PIXUVRI drug product for an additional €0.9 million in July 2017. In September 2017, we attained a regulatory milestone under the Restated Agreement and recognized a €1.0 million milestone revenue.We are eligible to receive up to €75.0 million in additional sales and regulatory milestone payments as well as royalties on net product sales.

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

In May 2015, we announced the final results from PERSIST-1, our Phase 3 trial evaluating the efficacy and safety of pacritinib compared to the Best Available Therapy, or BAT, excluding JAK2 inhibitors, which included a broad range of currently utilized treatments, in 327 patients with myelofibrosis regardless of the patients' platelet counts. The study included patients with severe or life-threatening thrombocytopenia. Patients were randomized to receive 400 mg pacritinib once daily or BAT, excluding JAK2 inhibitors. The trial met its primary endpoint of spleen volume reduction, or SVR, (35 percent or greater from baseline to Week 24 by magnetic resonance imaging, or MRI, or computerized tomography, or CT). The most common treatment-emergent adverse events, or AEs, occurring in 20 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were gastrointestinal (generally manageable diarrhea and nausea) and anemia.

In February 2015, we received a recommendation from the Independent Data Monitoring Committee, or IDMC, in place at the time to terminate the PERSIST-1 trial and hold enrollment of new patients in the PERSIST-2 trial. The IDMC’s recommendation was based on non-statistically significant safety concerns, including mortality, in patients on pacritinib, particularly those who crossover after 24 weeks, which crossover potentially confounds evaluation of survival. The IDMC agreed that the recommendation would be only preliminary until we were unblinded to and could review the primary and secondary endpoint data as well as safety results from the PERSIST-1 trial. The IDMC recommendation was reviewed with the PERSIST Steering Committee, comprised of external experts and the study’s principal investigators. who disagreed with the IDMC’s recommendation and expressed the view that the studies should continue as planned. We also asked an independent clinician and a statistician experienced in oversight of clinical trial safety to evaluate the safety profile of pacritinib in the PERSIST-1 trial. Neither was told of the recommendation reached by either the IDMC or the Steering Committee. Both experts agreed with the Steering Committee that the studies could continue. The firm that assembled the IDMC hired a second external independent statistician to review the IDMC’s analyses and recommendation, who also disagreed with the IDMC recommendation and concurred with the other independent experts that the studies need not be terminated nor enrollment held. In June 2015, the IDMC made its recommendation final and we provided to the FDA the information reviewed by the IDMC, the IDMC’s meeting minutes, and the written opinion of the Steering Committee co-chairs, the independent experts, and the second independent statistician. In July 2015, we requested a meeting with the FDA to confirm if we should continue the studies. The FDA assigned the request to a type C meeting. In its written response, the FDA did not mandate any modifications to the studies or place pacritinib on clinical hold at that time, but indicated that it had not yet reviewed the data and noted the difficulty in attempting to draw meaningful conclusions from non-significant results, and that the crossover designs may confound the analysis of survival. We determined that no modifications to the ongoing trials were required. Because we had concerns about the original IDMC’s impartiality, we decided to discharge it, and retained a new IDMC through an independent firm specializing in IDMCs. The newly constituted IDMC met on several occasions and its recommendation was to continue PERSIST-2 as planned.

In December 2015, we submitted the new drug application, or NDA, to the FDA for pacritinib with an indication statement based on the PERSIST-1 trial data.

In February 2016, clinical studies under the investigational new drug, or IND, for pacritinib were placed on a full clinical hold issued by the FDA. A full clinical hold is a suspension of the clinical work requested under the IND application. Under the full clinical hold, all patients on pacritinib at the time were required to discontinue pacritinib immediately and no patients could be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA stated that the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1, as well as hemorrhagic/cardiac toxicities. The FDA had earlier put a partial hold on pacritinib on February 4, 2016.

In February 2016, prior to the clinical hold, we completed patient enrollment in the PERSIST-2 Phase 3 clinical trial. Under the full clinical hold, all patients participating in the PERSIST-2 clinical trial discontinued pacritinib treatment.

In August 2016, we announced the top-line results from PERSIST-2, our Phase 3 trial of pacritinib for the treatment of patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter. Three hundred eleven (311) patients were enrolled in the study, which formed the basis for the safety analysis. Two hundred twenty-one (221) patients had a chance to reach Week 24 (the primary analysis time point) at the time the clinical hold was imposed and constituted the intent-to-treat analysis population utilized for the evaluation of efficacy. Results demonstrated that the PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant response rate in SVR in patients with myelofibrosis treated with pacritinib compared to BAT, including the approved JAK2 inhibitor ruxolitinib. The co-primary endpoint of reduction of Total Symptom Score, or TSS, was not achieved but trended toward improvement in TSS. There was no significant difference in overall survival across treatment arms, censored at the time of clinical hold. The most common treatment-emergent AEs, occurring in 20 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were gastrointestinal (generally manageable diarrhea, nausea and vomiting) and hematologic (anemia and thrombocytopenia) and were generally less frequent for twice-daily, or BID, versus once-daily, or QD, administration.  Details of the trial were presented in a late-breaking oral session at the American Society of Hematology Annual Meeting in December 2016.

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and a dose-exploration clinical trial protocol that the FDA requested. At that time, we reached agreement with the FDA on the design of a new trial, PAC203, that plans to enroll up to approximately 105 patients with primary myelofibrosis who have failed prior ruxolitinib therapy, and that includes new cardiac entry criteria, to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks) of three dose regimens: 100 mg QD, 100 mg BID and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2.We enrolled our first patient in PAC203 in July 2017 and expect to complete enrollment in mid 2018. We expect to have interim data from PAC203 by the end of the second quarter of 2018 and topline data in the first quarter of 2019.

The original Marketing Authorization Application, or MAA, for pacritinib was submitted to the European Medicines Agency, or EMA, in February 2016 with an indication statement based on the PERSIST-1 trial data. In its initial assessment report, the Committee for Medicinal Products for Human Use, or CHMP, determined that the original application was not approvable at that point in the review cycle because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the original MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. These data suggest that pacritinib may show clinical benefit in patients who have failed or are intolerant to ruxolitinib therapy, a population for which there is no approved therapy.

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

On January 25, 2018, we were granted a three month extension for submitting our response to the Day 120 List of Questions (D120 LoQ) from the CHMP of the EMA, with regard to the MAA for pacritinib. As a result of the extension, we anticipate submitting our response to the D120 LoQ in May 2018. We primarily requested the extension in order to provide the EMA with new pharmacokinetic analyses that include data from the ongoing phase 2 PAC203 study. The Day 120 LoQ were received by the Company in November 2017 and included Major Objections in areas including efficacy, safety (including hematological, cardiovascular and infectious toxicities) and other concerns including the size of the data set and the pharmacokinetic analyses of the two dosing regimens studied in PERSIST-2. The extension request was submitted following a clarification meeting with the rapporteur and co-rapporteur and members of the EMA. We also plan to address with the EMA deficiencies identified in a January 2018 interim GCP inspection report which concluded that PERSIST-2 was in most aspects conducted in compliance with GCP and internationally accepted ethical standards, but compliance was not verified in the areas of protocol compliance, safety reporting and data integrity, where significant deficiencies were cited.

Other Pipeline Candidates

Tosedostat, is a novel oral, once-daily aminopeptidase inhibitor that has demonstrated significant responses in patients with AML. Enrollment in the randomized Phase 2 cooperative group-sponsored trials in elderly patients with AML (the LI1 trial) was halted in March 2017 after target recruitment had been attained. Following a Data Monitoring Committee meeting in November 2017, the trial Steering Committee decided to not reopen randomization as a sufficient survival benefit had not been demonstrated in patients receiving tosedostat combination therapy.

Our Strategy

Our objective is to become a leader in the acquisition, development and commercialization of novel therapeutics for the treatment of blood-related cancers. The key elements of our strategy to achieve these objectives are to:

•
Commercialize PIXUVRI. Together with Servier, we intend to continue our efforts to build a successful PIXUVRI franchise in Europe as well as other markets. Our partner is currently focused on educating physicians on the unmet medical need and building brand awareness for PIXUVRI among physicians in the countries where PIXUVRI is available. A successful outcome from the post-authorization trial, PIX306, will enable us to potentially obtain full marketing authorization from the European Commission and expand the market potential for PIXUVRI.

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

Product and Development Portfolio

The following table summarizes our current product and development portfolio as of March 7, 2018:

Oncology Market Overview and Opportunity

According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the U.S., resulting in close to 609,640 deaths annually, or more than 1,670 people per day. Approximately 1.7 million new cases of cancer were expected to be diagnosed in 2018 in the U.S. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease.

We believe our expertise in blood-related cancers, together with our ability to identify unique therapies that address unmet medical needs that are potentially less toxic and more effective at treating and curing patients, may fill a significant unmet medical need for cancer patients.

Commercialized Product

PIXUVRI

Overview

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U., for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As part of our conditional marketing authorization in the E.U., we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL. In August 2017, we announced the completion of enrollment in the trial. If positive, the results from this trial could support broader indications. Top-line results are event-driven and are expected by the end of the first half of 2018. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., and an extension granted in September 2016, we are required to submit the requisite clinical study report for PIX306 by December 2018.

PIXUVRI for the Treatment of NHL

We are specifically developing and commercializing PIXUVRI for the treatment of aggressive NHL. NHL is caused by the abnormal proliferation of lymphocytes, which are cells key to the functioning of the immune system. NHL usually originates in lymph nodes and spreads through the lymphatic system. The ACS estimated that there would be 72,240 people diagnosed with NHL in the U.S. and approximately 20,140 people would die from this disease in 2017. The World Health Organization’s International Agency for Research on Cancer’s 2012 GLOBOCAN database estimates that, in the E.U., approximately 79,312 people will be diagnosed with NHL and 30,730 people are estimated to die from NHL annually. NHL is the seventh most common type of cancer. NHL can be broadly classified into two main forms, each with many subtypes; aggressive NHL is a rapidly growing form of the disease that moves into advanced stages much faster than indolent NHL, which progresses more slowly.

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

In September 2012, we initiated E.U. commercialization of PIXUVRI and in September 2014 we entered into a collaboration arrangement with Servier. In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier. Under the Restated Agreement, Servier will have rights to PIXUVRI in all markets except in the U.S. where we will retain the commercialization rights. Previously, Servier had rights to commercialize the drug globally except in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey, the United Kingdom, or the U.K., and the U.S. Servier paid us €12.0 million in May 2017 and purchased PIXUVRI drug product for an additional €0.9 million in July 2017. In September 2017, we attained a regulatory milestone under the Restated Agreement and recognized a €1.0 million milestone revenue.We are eligible to receive up to €75.0 million in additional sales and regulatory milestone payments as well as royalties on net product sales.

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

In August 2014, pacritinib was granted Fast Track designation by the FDA for the treatment of intermediate and high risk myelofibrosis, including, but not limited to patients with disease-related thrombocytopenia, patients experiencing treatment-emergent thrombocytopenia on other JAK2 therapy or patients who are intolerant of, or whose symptoms are sub-optimally managed on, other JAK2 therapy. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

Pacritinib was evaluated in two Phase 3 clinical trials, known as the PERSIST program, for patients with myelofibrosis, with one trial in a broad set of patients without limitations on platelet counts, the PERSIST-1 trial; and the other in patients with low platelet counts, the PERSIST-2 trial. Myelofibrosis is a rare blood cancer associated with significantly reduced quality of life and shortened survival. As the disease progresses, the body slows production of important blood cells and within one year of diagnosis, the incidence of disease-related thrombocytopenia (very low blood platelet counts), severe anemia and red blood cell transfusion requirements increase significantly. Among other complications, most patients with myelofibrosis present with enlarged spleens (splenomegaly), as well as many other potentially devastating physical symptoms such as abdominal discomfort, bone pain, feeling full after eating little, severe itching, night sweats and extreme fatigue. Currently patients with very low blood platelets (<50,000/µL) or those ineligible to receive, intolerant of or have insufficient response to the approved JAK1/JAK2 inhibitor have no effective treatment options. Patients have poor survival following discontinuation of therapy with the approved JAK1/JAK2 therapy. We believe pacritinib may offer effective treatment of symptoms for patients following prior exposure to the approved JAK1/JAK2 inhibitor and / or those with thrombocytopenia.

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
Spleen Volume Reduction of ≥35% at Week 24 by Platelet Levels

	Pacritinib	BAT	p-value
All Platelet Levels
ITT*	19% (n=220)	5% (n=107)	0.0003
Evaluable**	25% (n=168)	6% (n=85)	<0.0001

<100,000/µL platelets
ITT	17% (n=72)	0% (n=34)	0.0086
Evaluable	24% (n=51)	0% (n=24)	0.0072

<50,000/µL platelets
ITT	23% (n=35)	0% (n=16)	0.0451
Evaluable	33% (n=24)	0% (n=11)	0.0370

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

In December 2015, primarily based on the results of the PERSIST-1 trial, we submitted a NDA to the FDA, for pacritinib requesting U.S. marketing approval of pacritinib for the treatment of patients with intermediate and high-risk myelofibrosis with low platelet counts of less than 50,000 per microliter (<50,000/µL) for whom there are no approved therapies.

The PERSIST-2 trial was a randomized (2:1), open-label, multi-center registration-directed Phase 3 trial evaluating pacritinib compared to BAT, including the approved JAK inhibitor dosed according to product label, for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). Patients were randomized to receive 200 mg pacritinib twice daily, 400 mg pacritinib once daily or BAT. In October 2013, we reached an agreement with the FDA on a Special Protocol Assessment, or SPA, for the PERSIST-2 trial regarding the planned design, endpoints and statistical analysis approach of the trial. The SPA is a written agreement between us and the FDA regarding the design, endpoints and planned statistical analysis approach of the trial to be used in support of a NDA submission. Under the SPA, the agreed upon co-primary endpoints are the percentage of patients achieving a 35% or greater reduction in spleen volume measured by MRI or CT scan from baseline to Week 24 of treatment and the percentage of patients achieving a TSS reduction of 50 percent or greater using eight key symptoms as measured by the modified MPN-SAF TSS 2.0 diary from baseline to Week 24. The design of PERSIST-1 and PERSIST-2 allowed for patients on the BAT arm to crossover and receive treatment with pacritinib if their disease progresses or after they achieve the 24-week measurement endpoint. Although crossover design of clinical trials may confound evaluation of survival, such designs are frequently used in cancer studies, and the FDA has approved multiple oncology drugs that utilized crossover design in Phase 3 trials.

In February 2015, we received a recommendation from the Independent Data Monitoring Committee, or IDMC, in place at the time to terminate the PERSIST-1 trial and hold enrollment of new patients in the PERSIST-2 trial. The IDMC’s recommendation was based on non-statistically significant safety concerns, including mortality, in patients on pacritinib, particularly those who crossover after 24 weeks, which crossover potentially confounds evaluation of survival. The IDMC agreed that the recommendation would be only preliminary until we were unblinded to and could review the primary and secondary endpoint data as well as safety results from the PERSIST-1 trial. The IDMC recommendation was reviewed with the PERSIST Steering Committee, comprised of external experts and the study’s principal investigators who disagreed with the IDMC’s recommendation and expressed the view that the studies should continue as planned. We also asked an independent clinician and a statistician experienced in oversight of clinical trial safety to evaluate the safety profile of pacritinib in the PERSIST-1 trial. Neither was told of the recommendation reached by either the IDMC or the Steering Committee. Both experts agreed with the Steering Committee that the studies could continue. The firm that assembled the IDMC hired a second external independent statistician to review the IDMC’s analyses and recommendation, who also disagreed with the IDMC recommendation and concurred with the other independent experts that the studies need not be terminated nor enrollment held. In June 2015, the IDMC made its recommendation final and we provided to the FDA the information reviewed by the IDMC, the IDMC’s meeting minutes, and the written opinion of the Steering Committee co-chairs, the independent experts, and the second independent statistician. In July 2015, we requested a meeting with the FDA to confirm if we should continue the studies. The FDA assigned the request to a type C meeting. In its written response, the FDA did not mandate any modifications to the studies or place pacritinib on clinical hold at that time, but indicated that it had not yet reviewed the data and noted the difficulty in attempting to draw meaningful conclusions from non-significant results, and that the crossover designs may confound the analysis of survival. We determined that no modifications to the ongoing trials were required. Because we had concerns about the original IDMC’s impartiality, we decided to discharge it, and retained a new IDMC through an independent firm specializing in IDMCs. The newly constituted IDMC met on several occasions and its recommendation was to continue PERSIST-2 as planned.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under the investigational new drug, or an IND, application. Under the full clinical hold, all patients on pacritinib at the time were required to discontinue pacritinib immediately and no patients could be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA cited the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1. The deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In connection with the full clinical hold, the FDA has recommended that we conduct Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submit final clinical study reports, or CSRs, and datasets for PERSIST-1 and PERSIST-2, provide certain notifications, revise relevant statements in the related Investigator’s Brochure and informed consent documents and make certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. As a result of the full clinical hold of pacritinib, the SPA agreement is no longer binding for PERSIST-2, and we have withdrawn the NDA.

In February 2016, prior to the clinical hold we completed patient enrollment in the PERSIST-2 Phase 3 clinical trial. Under the full clinical hold, all patients participating in the PERSIST-2 clinical trial discontinued pacritinib treatment.

In August 2016, we announced the top-line results from PERSIST-2, and the detailed results were presented in a late-breaking oral session at the American Society of Hematology Annual Meeting in December 2016. In the PERSIST-2 trial three hundred eleven (311) patients were randomized to receive 200 mg pacritinib BID, 400 mg pacritinib QD or BAT. Two hundred twenty-one (221) patients (74 pacritinib BID; 75 pacritinib QD; 72 BAT) were enrolled at least 24 weeks prior to the full clinical hold and were potentially evaluable for the Week 24 efficacy endpoint (ITT efficacy population). In the ITT efficacy population at study entry, 46 percent (101/221) of patients had platelet counts less than 50,000 per microliter (<50,000/µL), and 59 percent (130/221) were anemic (hemoglobin <10 g/dL). Normal platelet counts range from 150,000 to 450,000 per microliter. The percentage of patients in the ITT efficacy population who received prior ruxolitinib was as follows: 41 percent (31/75) pacritinib QD; 42 percent (31/74) pacritinib BID; and 46 percent (33/72) BAT. Safety analyses were based on all patients exposed to study treatment of any duration.

The co-primary endpoints of the trial were the proportion of patients achieving a 35 percent or greater reduction in spleen volume from baseline to Week 24 as measured by MRI or CT scan and the proportion of patients achieving a TSS reduction of 50 percent or greater using the modified Myeloproliferative Neoplasm Symptom Assessment (MPN-SAF TSS 2.0) diary from baseline to Week 24. The primary objective of the study was to compare pooled pacritinib arms versus BAT and the secondary objectives were to compare pacritinib BID and QD arms individually to BAT. Study was designed to evaluate its objectives with a sample size of 300. At the time of clinical hold, study enrollment was completed with thre hundred eleven (311) patients randomized, but only two hundred twenty one (221) patients had the potential to be evaluated for efficacy endpoints at Week 24.

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

There was no significant difference in overall survival, or OS, across treatment arms, censored at the time of clinical hold. Hazard ratios (95% confidence intervals, or CI) were 0.68 (0.30-1.53) for pacritinib BID versus BAT and 1.18 (0.57-2.44) for pacritinib QD versus BAT. Overall mortality rates at that time were comparable between arms: 9 percent BID versus 14 percent QD and 14 percent BAT.

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

In July 2017, we enrolled our first patient in the PAC203 trial which plans to enroll up to approximately 105 patients with primary myelofibrosis who have failed prior ruxolitinib therapy to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks) of three dose regimens: 100 mg QD, 100 mg BID and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2. We expect to complete enrollment by mid-2018. We expect to have interim data from PAC203 by the end of the second quarter of 2018 and topline data in the first quarter of 2019.

Marketing Authorization Application

The Marketing Authorization Application, or MAA, for pacritinib was submitted to the European Medicines Agency, or EMA, in February 2016 with an indication statement based on the PERSIST-1 trial data. In its initial assessment report, the Committee for Medicinal Products for Human Use, or CHMP, determined that the current application is not approvable at this point in the review cycle because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. These data suggest that pacritinib may show clinical benefit in patients who have failed or are intolerant to ruxolitinib therapy, a population for which there is no approved therapy. Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017. Validation confirms that the submission is complete and initiates the centralized review process by the CHMP.  The CHMP review period is 210 days, excluding question or opinion response periods, after which the CHMP opinion is reviewed by the European Commission, which usually issues a final decision on E.U. authorization within three months. If authorized, pacritinib would be granted a marketing license valid in all 28 E.U. member states, Norway, Iceland and Liechtenstein.

On January 25, 2018, we were granted a three-month extension for submitting our response to the Day 120 List of Questions, or D120 LoQ, from the CHMP of the EMA, with regard to the MAA for pacritinib. As a result of the extension, we anticipate submitting our response to the D120 LoQ in May 2018. We primarily requested the extension in order to provide the EMA with new pharmacokinetic analyses that include data from the ongoing phase 2 PAC203 study. The Day 120 LoQ were received by the Company in November 2017 and included Major Objections in areas including efficacy, safety (including hematological, cardiovascular and infectious toxicities) and other concerns including the size of the data set and the pharmacokinetic analyses of the two dosing regimens studied in PERSIST-2. The extension request was submitted following a clarification meeting with the rapporteur and co-rapporteur and members of the EMA. We also plan to address with the EMA deficiencies identified in a January 2018 interim GCP inspection report which concluded that PERSIST-2 was in most aspects conducted in compliance with GCP and internationally accepted ethical standards, but compliance was not verified in the areas of protocol compliance, safety reporting and data integrity, where significant deficiencies were cited.

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

Tosedostat

Tosedostat, is a novel oral, once-daily aminopeptidase inhibitor that has demonstrated significant responses in patients with AML. It has been evaluated in randomized Phase 2 cooperative group-sponsored trials in elderly patients with AML.

Enrollment in the randomized Phase 2 cooperative group-sponsored trials in elderly patients with AML (the LI1 trial) was halted in March 2017 after target recruitment had been attained. Following a Data Monitoring Committee meeting in November 2017, the trial Steering Committee decided to not reopen randomization as a sufficient survival benefit had not been demonstrated in patients receiving tosedostat combination therapy.

Research and Development Expenses

Research and development is essential to our business. We spent $32.9 million, $65.0 million and $76.6 million in 2017, 2016 and 2015, respectively, on Company-sponsored research and development activities. The development of a product candidate involves inherent risks and uncertainties, including, among other things, that we cannot predict with any certainty the pace of enrollment of our clinical trials. As a result, we are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib and tosedostat or to complete the post-approval commitment study of PIXUVRI. Further, third parties are conducting clinical trials for tosedostat and pacritinib. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of these product candidates will be completed or when, if ever, we will generate material net cash inflows from PIXUVRI or be able to commence commercialization of pacritinib and tosedostat. For additional information relating to our research and development expenses and associated risks, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Years ended December 31, 2017, 2016 and 2015 - Operating costs and expenses - Research and development expenses” and Part I, Item 1A, “Risk Factors.”

License Agreements and Additional Milestone Activities

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

We have obtained conditional marketing authorization in the E.U. to market PIXUVRI for the treatment of adult patients with relapsed or refractory aggressive non-Hodgkin B-cell lymphomas. Under the Restated Agreement, we will transfer our European marketing authorization to Servier upon positive, statistically significant results in an ongoing post-authorization Phase 3 clinical trial, PIX306, unless Servier elects to terminate the Restatement Agreement within thirty (30) days after the positive results.

We received an upfront payment of €12.0 million from Servier, which included €2.0 million for a new milestone previously achieved, and Servier purchased PIXUVRI drug product for an additional €0.9 million in July 2017. Subject to the achievement of certain conditions, the Restated Agreement provides for additional milestone payments from Servier in the aggregate amount of up to €76.0 million, including up to €36.0 million in potential regulatory milestone payments and up to €40.0 million in potential sales milestone payments. In September 2017, we attained a regulatory milestone under the Restated Agreement and recorded a €1.0 million milestone revenue (or $1.2 million using the currency exchange rate as of the date the milestone was achieved).

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

University of Vermont

We entered into an agreement with the University of Vermont, or UVM, in March 1995, as amended, or the UVM Agreement, which grants us an exclusive sublicensable license for the rights to PIXUVRI. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use PIXUVRI, and we are obligated to make royalty payments to UVM ranging from low single digits to mid-single digits as a percentage of net sales; such royalty expenses are included in Cost of product sold in our consolidated financial statements. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after the first commercialization of PIXUVRI, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of PIXUVRI in those countries where no such patents exist. We may terminate the UVM Agreement, on a country-by-country basis or on a patent-by-patent basis, at any time upon advance written notice. UVM may terminate the UVM Agreement upon advance written notice in the event royalty payments are not made. In addition, either party may terminate the UVM Agreement in the event of an uncured material breach of the UVM Agreement by the other party or in the event of bankruptcy of the other party.

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

Under the Novartis Termination Agreement, we agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of PIXUVRI and Opaxio unless the recipient thereof agrees to be bound by the terms of the Novartis Termination Agreement. We also agreed to provide potential payments to Novartis, including a percentage ranging from the low double-digits to the mid-teens, of any consideration received by us or our affiliates in connection with any transfer, license, sublicense or other grant of rights with respect to intellectual property of PIXUVRI or Opaxio; provided that such payments will not exceed certain prescribed ceilings in the low single-digit millions. Novartis is entitled to receive potential payments of up to $16.6 million upon the successful achievement of certain sales milestones of PIXUVRI and Opaxio. We are also obligated to pay to Novartis tiered low single-digit percentage royalty payments for the first several hundred million dollars in annual net sales, and 10% royalty payments thereafter based on annual net sales of each of PIXUVRI and Opaxio, subject to reduction in the event generic drugs are introduced and sold by a third party, causing the sale of PIXUVRI to fall by a percentage in the high double digits. Royalty payments for PIXUVRI are subject to certain minimum floor percentages in the low single digits. The royalty expenses payable under the Novartis Termination Agreement are included in Cost of product sold in our consolidated financial statements.

Teva Pharmaceutical Industries Ltd.

In June 2005, we entered into an acquisition agreement with Cephalon, Inc., or Cephalon, pursuant to which we divested the compound, TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. Under this agreement, we have the right to receive up to $100 million in payments upon achievement by Teva of specified sales and development milestones related to TRISENOX. To date, we have received $50.0 million of such potential milestone payments as a result of having achieved certain sales milestones.

Other Agreements

We have several agreements with CROs, third-party manufacturers and distributors that have durations of greater than one year for the development and distribution of certain of our compounds.

Information about Customer and Geographic Concentrations

Information about customer and geographic revenue is set forth in Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15. Customer and Geographic Concentrations" of this Annual Report on Form 10-K.

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

Our U.S. and foreign composition of matter patents for pacritinib expire as follows: US patents expire in 2029 (compound) / 2030 (salt); foreign patents expire in 2026 (compound) / 2029 (salt). Pacritinib has orphan drug designation for myelofibrosis in the U.S. and the E.U.

Our various tosedostat-directed patents expire in 2018. Tosedostat has orphan drug designation for acute myeloid leukemia in the U.S. and the E.U.

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

The risks and uncertainties associated with our intellectual property, including our patents, are discussed in more detail in Part I, Item 1A, “Risk Factors.”

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

Each third party contractor will always undergo a formal qualification process by CTI subject matter experts prior to signing any service agreement and initiating any manufacturing work. We currently have a commercial supply arrangement for PIXUVRI and pacritinib.

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

With respect to our other investigational candidates, if approved, they may face competition from compounds that are currently approved or may be approved in the future. Pacritinib would compete with Jakafi®, which is marketed by Incyte in the U.S., and potentially other candidates in development that target JAK inhibition to treat cancer such as fedratinib that was recently acquired and now being developed by Celgene. Tosedostat would compete with currently marketed products such as Dacogen®, Vidaza®, Revlimid®, Thalomid® and Clolar®.

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

The FDA has various programs, including breakthrough therapy, fast track, priority review and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, the review time will be reduced or the product will be approved.

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

Marketing of prescription drugs is also subject to significant regulation through federal and state agencies tasked with consumer protection and prevention of medical fraud, waste and abuse. After approval in the U.S., we must comply with FDA’s regulation of drug promotion and advertising, including restrictions on off-label promotion, and we comply with federal anti-kickback statutes, limitations on gifts and payments to physicians and reporting of payments to certain third parties, among other requirements.

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

Employees

As of December 31, 2017, we employed 57 individuals in the U.S., including 1 employee at our majority-owned subsidiary Aequus Biopharma, Inc., or Aequus, and 1 employee in Italy. Our U.S. employees do not have a collective bargaining agreement. Our employee in Italy is subject to a collective bargaining agreement. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Washington in 1991. In May 2014, we changed our name from “Cell Therapeutics, Inc.” to “CTI BioPharma Corp.” We completed our initial public offering in 1997 and our shares are listed on The NASDAQ Capital Market in the U.S. where our symbol is CTIC. On January 24, 2018, we changed our state of incorporation from the State of Washington to the State of Delaware by merging the Company with and into its wholly-owned Delaware subsidiary named CTI Biopharma Corp. and delisted the Company from Borsa Italiana’s Main Market, or MTA. Our principal executive offices are located at 3101 Western Avenue, Suite 800, Seattle, Washington 98121. Our telephone number is (206) 282-7100. Our website address is http://www.ctibiopharma.com. We may post information that is important to investors on our website. However, information found on our website is not incorporated by reference into this Annual Report on Form 10-K. “CTI BioPharma”, “PIXUVRI” and “Opaxio” are our proprietary marks. All other product names, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC.

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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash, cash equivalents and restricted cash were $43.2 million as of December 31, 2017. In February 2018, we received approximately $64.2 million in net proceeds from the public offering of common stock as discussed in Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 21. Subsequent Events," which is incorporated herein by reference. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. relating to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. We believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations through the first quarter of 2020. However, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

On November 28, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, the proceeds of which was partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Systems Medicine LLC and Hercules Technology Growth Capital, Inc., or Hercules, (and certain of its affiliates). As of December 31, 2017, we had an outstanding principal balance under our senior secured term loan agreement of $16.0 million. We have an option to borrow an additional $2.0 million through July 31, 2018, subject to the satisfaction of certain conditions, which if borrowed would increase our outstanding principal balance. We are required to make monthly interest only payments for at least 12 months after closing, through November 1, 2018, which period of interest-only payments may be extended to 18 months upon the occurrence of a certain milestone event, in the approximate amount of $0.1 million per month. After the initial 12-month interest-only period, we are required to pay interest plus principal payments for 36 months, in the approximate amount of $0.5 million per month, with the final principal plus interest payment of approximately $0.4 million as well as a back-end fee of $1.4 million on November 1, 2021. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to do so is subject to a number of risks, uncertainties, constraints and consequences, including, but not limited to, the following:

•our ability to raise capital through the issuance of additional shares of our common stock or convertible securities is restricted by the limited number of our residual authorized shares, the potential difficulty of obtaining shareholder approval to increase authorized shares and the restrictive covenants under our senior secured term loan agreement;

•issuance of equity-based securities will dilute the proportionate ownership of existing shareholders;

•our ability to obtain further funds from any potential loan arrangements is limited by our existing senior secured term loan agreement;

•certain financing arrangements may require us to relinquish rights to various assets and/or impose more restrictive terms than any of our existing or past arrangements; and

•we may be required to meet additional regulatory requirements, and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain funding.

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

Our independent registered public accounting firm included an explanatory paragraph in its reports on our consolidated financial statements for each of the years ended December 31, 2007 through December 31, 2011 and for the years ended December 31, 2014 and 2016 regarding their substantial doubt as to our ability to continue as a going concern. Although our independent registered public accounting firm removed this going concern explanatory paragraph in its report on our December 31, 2017 consolidated financial statements, we expect to continue to need to raise additional financing to fund our operations and satisfy obligations as they become due. The inclusion of a going concern explanatory paragraph in future years may negatively impact the trading price of our common stock and make it more difficult, time consuming or expensive to obtain necessary financing, and we cannot guarantee that we will not receive such an explanatory paragraph in the future.

We expect to continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of December 31, 2017, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

In order to develop and commercialize pacritinib, we may need to raise additional financing or seek a new collaboration partner for pacritinib.

We have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. Because obtaining regulatory approval requires substantial time, effort and financial resources, the termination of this collaborative partnership could negatively impact our ability to successfully develop and commercialize pacritinib. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all.

If our development and commercialization collaborations are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize our compounds, which could have a material adverse effect on our business.

Our business is heavily dependent on the success of our development and commercialization collaborations. In particular, under the Restated Agreement with Servier, we rely heavily on Servier to collaborate with us to develop and commercialize PIXUVRI. As a result of our dependence on our relationship with Servier, the success or commercial viability of PIXUVRI is, to a certain extent, beyond our control. We are subject to a number of specific risks associated with our dependence on our collaborative relationship with Servier, including but not limited to the following: possible disagreements as to the timing, nature and extent of development plans for the respective compound, including clinical trials or regulatory approval strategy; changes in their respective personnel who are key to the collaboration efforts; any changes in their respective business strategies adverse to our interests, whether in connection with a change of control or otherwise; possible disagreements regarding ownership of proprietary rights; the ability to meet our financial and other contractual obligations under the respective agreements; and the possibility that Servier could elect to terminate their agreement with us pursuant to “at-will” termination clauses or breach their agreement with us. Furthermore, the contingent financial returns under our collaboration with Servier depends in large part on the achievement of development and commercialization milestones and the ability to generate applicable product sales to trigger royalty payments. Therefore, our success, and any associated future financial returns to us and our investors, will depend in large part on the performance of Servier. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

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

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib until we determine next steps. A full clinical hold is a suspension of the clinical work requested under an investigational new drug application. Under the full clinical hold, all patients on pacritinib at the time the hold was placed were required to discontinue pacritinib, and we were not permitted to enroll any new patients or start pacritinib as initial or crossover treatment. In its written notification, the FDA noted interim overall survival results from PERSIST-2 showing a detrimental effect on survival consistent with the results from PERSIST-1, and that deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. On January 3, 2017, the full clinical hold was removed. Our complete response submission included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and the dose-exploration clinical trial protocol requested by the FDA. In July 2017, we enrolled the first patient in the PAC203 trial. We plan to enroll up to approximately 105 patients in our PAC203 trial with primary myelofibrosis who have failed prior ruxolitinib therapy to evaluate the dose response relationship for safety and efficacy (spleen volume reduction at 12 or 24 weeks) of three dose regimens: 100 mg once-daily, 100 mg twice-daily (BID) and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2. The trial is expected to enroll up to 105 patients. We enrolled our first patient in PAC203 in July 2017 and expect to complete enrollment by mid-2018. We expect to have interim data from PAC203 by the end of the second quarter of 2018 and full data in the first quarter of 2019. The results of PAC203 may not address all of the FDA’s concerns regarding appropriate safe and efficacious dosage for pacritinib, and the FDA may again request additional information or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size.

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

Successful development of anti-cancer and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

•delay or failure in obtaining necessary U.S. and international regulatory approvals, or the imposition of a partial or full regulatory hold on a clinical trial;

•difficulties in formulating a compound, scaling the manufacturing process, timely attaining process validation for particular drug products and obtaining manufacturing approval;

•pricing or reimbursement issues or other factors that may make the product uneconomical to commercialize;

•production problems, such as the inability to obtain raw materials or supplies satisfying acceptable standards for the manufacture of our products, equipment obsolescence, malfunctions or failures, product quality/contamination problems or changes in regulations requiring manufacturing modifications;

•inefficient cost structure of a compound compared to alternative treatments;

•obstacles resulting from proprietary rights held by others with respect to a compound, such as patent rights;

•lower than anticipated rates of patient enrollment as a result of factors, such as the number of patients with the relevant conditions, the proximity of patients to clinical testing centers, eligibility criteria for tests and competition with other clinical testing programs;

•preclinical or clinical testing requiring significantly more time than expected, resources or expertise than originally expected and inadequate financing, which could cause clinical trials to be delayed or terminated;

•failure of clinical testing to show potential products to be safe and efficacious, and failure to demonstrate desired safety and efficacy characteristics in human clinical trials;

•suspension of a clinical trial at any time by us, an applicable collaboration partner or a regulatory authority on the basis that the participants are being exposed to unacceptable health risks or for other reasons;

•delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, and trial sites; and

•failure of third parties, such as CROs, academic institutions, collaborators, cooperative groups and/or investigator sponsors, to conduct, oversee and monitor clinical trials and results.

In addition, from time to time, we report top-line data for clinical trials. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, top-line results may differ from future results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business in general.

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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the EMA in the E.U. Some of our other product candidates are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the E.U., we have not received marketing approval for our compounds. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. For instance, on February 8, 2016, the FDA placed pacritinib on full clinical hold and the clinical hold was not removed until January 3, 2017. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

•a compound may not be shown to be safe or effective;

•the clinical and other benefits of a compound may not outweigh its safety risks;

•clinical trial results may be negative or inconclusive, or adverse medical events may occur during a clinical trial;

•the results of clinical trials may not meet the level of statistical significance required by regulatory agencies for approval;

•such regulatory agencies may interpret data from pre-clinical and clinical trials in different ways than we do;

•such regulatory agencies may not approve the manufacturing process of a compound or determine that a third-party contract manufacturers manufactures a compound in accordance with current good manufacturing practices, or cGMPs;

•a compound may fail to comply with regulatory requirements; or

•such regulatory agencies might change their approval policies or adopt new regulations.

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

The development and ongoing clinical trials for our compounds may not be successful and, even if they are, the resulting products may never be successfully developed into commercial products. Even if we are successful in our clinical trials and in obtaining other regulatory approvals, the respective products may not reach or remain in the market for a number of reasons including:

•they may be found ineffective or cause harmful side effects;

•they may be difficult to manufacture on a scale necessary for commercialization;

•they may experience excessive product loss due to contamination, equipment failure, inadequate transportation or storage, improper installation or operation of equipment, vendor or operator error, inconsistency in yields or variability in product characteristics;

•they may be uneconomical to produce;

•political and legislative changes emerging after the recent election of the President of the United States may make the commercialization of our product candidates more difficult;

•we may fail to obtain reimbursement approvals or pricing that is cost effective for patients as compared to other available forms of treatment or that covers the cost of production and other expenses;

•they may not compete effectively with existing or future alternatives;

•we may be unable to develop commercial operations and to sell marketing rights;

•they may fail to achieve market acceptance; or

•we may be precluded from commercialization of a product due to proprietary rights of third parties.

In particular, with respect to the commercialization of PIXUVRI, we will be heavily dependent on our collaboration partner, Servier. The failure of Servier (or any other applicable collaboration partner) to fulfill its commercialization obligations with respect to a compound, or the occurrence of any of the events in the list above, could adversely affect the commercialization of our products. Additionally, uncertainty and speculation continue regarding the possible repeal of all or a portion of the Patient Protection and Affordable Care Act through legislative action, as well as possible changes to the regulations implemented under the Patient Protection and Affordable Care Act by the Department of Health and Human Services. The uncertainty this causes for the healthcare industry could also adversely affect the commercialization of our products. If we fail to commercialize products or if our future products do not achieve significant market acceptance, we will not likely generate significant revenues or become profitable.

The pharmaceutical business is subject to increasing government price controls and other restrictions on pricing, reimbursement and access to drugs, which could adversely affect our future revenues and profitability.

To the extent our products are developed, commercialized and successfully introduced to market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. Globally, governmental and other third-party payors are becoming increasingly aggressive in attempting to contain health care costs by strictly controlling, directly or indirectly, pricing and reimbursement and, in some cases, limiting or denying coverage altogether on the basis of a variety of justifications, and we expect pressures on pricing and reimbursement from both governments and private payors inside and outside the U.S. to continue. In the U.S., we are subject to substantial pricing, reimbursement and access pressures from state Medicaid programs, private insurance programs and pharmacy benefit managers, and implementation of U.S. health care reform legislation is increasing these pricing pressures. The Patient Protection and Affordable Care Act instituted comprehensive health care reform, which includes provisions that, among other things, reduce and/or limit Medicare reimbursement and impose new and/or increased taxes. In addition, members of the Trump administration, including the President, have made public statements criticizing pricing practices within the pharmaceutical industry, indicating that they may seek to increase pricing pressures on the pharmaceutical industry.

In almost all European markets, pricing and choice of prescription pharmaceuticals are subject to governmental control. Therefore, the price of our products and their reimbursement in Europe is and will be determined by national regulatory authorities. Reimbursement decisions from one or more of the European markets may impact reimbursement decisions in other European markets. A variety of factors are considered in making reimbursement decisions, including whether there is sufficient evidence to show that treatment with the product is more effective than current treatments, that the product represents good value for money for the health service it provides and that treatment with the product works at least as well as currently available treatments. The continuing efforts of governments and insurance companies, health maintenance organizations and other payors of health care costs, to contain or reduce costs of health care may affect the availability of capital, as well as our future revenues and profitability or those of our potential customers, suppliers and collaborative partners.

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

In addition, the successful commercialization of PIXUVRI depends heavily on the ability to obtain and maintain favorable reimbursement rates for users of PIXUVRI, as well as on various additional factors, including, without limitation, the ability to:

•obtain an annual renewal of our conditional marketing authorization for PIXUVRI;

•increase demand for and sales of PIXUVRI and obtain greater acceptance of PIXUVRI by physicians and patients;

•establish and maintain agreements with wholesalers and distributors on reasonable terms;

•maintain, and where necessary, enter into additional, commercial manufacturing arrangements with third parties, cost-effectively manufacture necessary quantities and secure distribution, managerial and other capabilities; and

•further develop and maintain a commercial organization to market PIXUVRI.

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

We may not be able to maintain our listings on the NASDAQ Capital Market, or the NASDAQ, or trading on the NASDAQ may otherwise be halted or suspended, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

We regained compliance in January 2017 with the minimum $1.00 bid price requirement by effecting a 1-for-10 reverse stock split on January 1, 2017, after receiving notice of non-compliance from the NASDAQ in March 2016.

We have in the past and may in the future fail to comply with the NASDAQ requirements. If our common stock ceases to be listed for trading on the NASDAQ for failure to comply with the minimum $1.00 per share closing bid price requirement or for any other reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on the NASDAQ may constitute an event of default under our senior secured term loan and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on the NASDAQ or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Trading in our common stock has been halted or suspended on the NASDAQ in the past and may also be halted or suspended in the future on the NASDAQ due to market or trading conditions at the discretion of the NASDAQ. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•In Europe, PIXUVRI faces competition from existing treatments for adults with multiply relapsed or refractory aggressive B-cell NHL. For example, patients are currently being treated with ibrutinib, idelalisib, lenolidimide, bendamustine, oxaliplatin and gemcitabine, although these particular agents do not have regulatory approval in Europe for the foregoing indication. If we were to pursue bringing PIXUVRI to market in the U.S. (which is not currently part of our near-term plan), PIXUVRI would face similar competition.

•If we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitor, Jakafi®.

•If we are successful in bringing tosedostat to market, we will face competition from currently marketed products, such as cytarabine, Dacogen®, Vidaza®, Clolar®, Revlimid® and Thalomid®.

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

Our U.S. and foreign composition of matter patents for pacritinib expire as follows: US patents expire in 2029 (compound) / 2030 (salt); foreign patents expire in 2026 (compound) / 2029 (salt). Pacritinib has orphan drug designation for myelofibrosis in the U.S. and the E.U.

Our various tosedostat-directed patents expire in 2018. Tosedostat has orphan drug designation for acute myeloid leukemia in the U.S. and the E.U.

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

Costly litigation might be necessary to protect a patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue any such litigation or to protect our patent rights. Any adverse outcome in litigation with respect to the infringement or validity of any patents owned by third parties could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology. With respect to our in-licensed patents, if we attempt to initiate a patent infringement suit against an alleged infringer, it is possible that our applicable licensor will not participate in or assist us with the suit, and as a result, we may not be able to effectively enforce the applicable patents against the alleged infringers.

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

Moreover, third parties may challenge the patents that have been issued or licensed to us. We do not believe that PIXUVRI, pacritinib or any of the other compounds we are currently developing infringe upon the rights of any third parties nor do we believe that they are materially infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements or redesign our compounds so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from any third parties. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.8 million and $4.4 million as of December 31, 2017 and December 31, 2016, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.5 million, €2.5 million and €0.8 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 3, "Legal Proceedings," and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €3.9 million or approximately $4.7 million converted using the currency exchange rate as of December 31, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part I, Item 3, "Legal Proceedings," we are currently in the process of supplying documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations. Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

If we fail to maintain the adequacy of our internal controls, we may be unable to provide financial information in a timely and reliable manner within the time periods required for our financial reporting under SEC rules and regulations. Internal controls over financial reporting may not prevent or detect misstatements or omissions in our financial statements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. We have recently implemented a reduction in force, which may result in changes to occur in our internal controls over financial reporting. The changes could relate to different employees performing internal control activities than those who have previously performed those activities or revisions to our actual control activities as we evaluate the appropriate internal control structure after our workforce reduction. A changing internal control environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The occurrence of or failure to remediate a significant deficiency material weakness may adversely affect our reputation and business and the market price of shares of our common stock.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended February 28, 2018, our stock price ranged from a low of $2.45 to a high of $4.65. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

•announcements by us or others of results of clinical trials and regulatory actions, such as the imposition of a clinical trial hold;

•announcements by us or others of serious adverse events that have occurred during administration of our products to patients;

•announcements by us or others relating to our ongoing development and commercialization activities;

•halting or suspension of trading in our common stock on the NASDAQ;

•announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•our issuance of debt or equity securities, which we expect to pursue to generate additional funds to operate our business, or any perception from time to time that we will issue such securities;

•our quarterly operating results;

•liquidity, cash position or financing needs;

•developments or disputes concerning patent or other proprietary rights;

•developments in relationships with collaborative partners;

•acquisitions or divestitures;

•our ability to realize the anticipated benefits of our compounds;

•litigation and government proceedings;

•adverse legislation, including changes in governmental regulation;

•third-party reimbursement policies;

•changes in securities analysts’ recommendations;

•short selling of our securities;

•changes in health care policies and practices;

•a failure to achieve previously announced goals and objectives as or when projected; and

•general economic and market conditions.

Anti-takeover provisions in our charter documents, in our shareholder rights agreement, or rights plan, under Delaware law and in other applicable instruments could make removal of incumbent management or an acquisition of us, which may be beneficial to our shareholders, more difficult.

Provisions of our certificate of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests or to effect changes in control. These provisions include:

•elimination of cumulative voting in the election of directors;

•procedures for advance notification of shareholder nominations and proposals;

•the ability of our Board of Directors to amend our bylaws without shareholder approval; and

•the ability of our Board of Directors to issue shares of preferred stock without shareholder approval upon the terms and conditions and with the rights, privileges and preferences as our Board of Directors may determine.

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

In addition, as a Delaware corporation, we are subject to Delaware’s anti-takeover statute, which imposes restrictions on some transactions between a corporation and certain interested shareholders. Other existing provisions applicable to us that could have an anti-takeover effect include our executive employment agreements and certain provisions of our outstanding equity-based compensatory awards that allow for acceleration of vesting in the event of a change in control.

The foregoing provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 66,000 square feet of space at 3101 Western Avenue in Seattle, Washington. The lease commenced in May 2012 and expires in April 2022. Approximately 44,000 square feet of space at this address has been subleased commencing December 2017 and ending April 2022. We also lease approximately 4,700 square feet of warehouse space in Seattle, Washington under a lease expiring in May 2018. We believe our existing and planned facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2005, 2006 and 2007 are €0.5 million, €5.5 million, €2.5 million and €0.8 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed against all the assessments. As better detailed below, three different procedures have started before the Italian tax courts:

(i)2003 VAT, currently pending before the Supreme Court;
(ii)2005 VAT, decided in favor of CTI with no further potential liabilities for the Company; and
(iii)2006 and 2007 VAT (joined by the judge).

We are defending ourselves against the assessments in the pending procedures (those under (i) and (ii) above) both on procedural grounds and on the merits of the case, although we can make no assurances regarding the ultimate outcome of these cases. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €3.9 million or approximately $4.7 million converted using the currency exchange rate as of December 31, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment. Following is a summary of the status of the legal proceedings surrounding each respective VAT year return at issue:

•2003 VAT. In September 2011, the Provincial Tax Court issued decision no. 229/3/2011, which (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found the ITA liable to pay us €10,000, as partial refund of the legal expenses we incurred for our appeal. In October 2012, the ITA appealed this decision. In June 2013, the Regional Tax Court issued decision no. 119/50/13, which accepted the appeal of the ITA and reversed the previous decision of the Provincial Tax Court. We believe that such decision has not carefully taken into account our arguments and the documentation we filed, and therefore appealed such decision in front of the Supreme Court both on procedural grounds and on the merits of the case in January 2014. In January 2014 the Company was provided a notice of payment with which the ITA requested the advance payment of €0.4 million of VAT, interest and penalties. We paid such amount in March 2014.

•2005 VAT. In January 2011, the Provincial Tax Court issued decision No. 4/2010 which (i) partially accepted our appeal and declared that no penalties can be imposed against us, (ii) confirmed the right of the ITA to reassess the VAT (plus interest) in relation to the transactions identified in the 2005 notice of assessment and (iii) repealed the suspension of the notice of deposit payment. Both the ITA and the Company appealed to the higher court against the decision. In October 2012, the Regional Tax Court issued decision no. 127/31/2012, which (i) fully accepted the merits of our appeal and (ii) confirmed that no penalties can be imposed against us. In April 2013, the ITA appealed the decision to the Italian Supreme Court. On January 30, 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the appeal of the ITA, (ii) confirmed decision of the Regional Tax Court which ruled fully in our favor, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. ITA may not use any ordinary mean of appeal against the Supreme Court decision.

•2006 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2007 VAT case) in which it (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for the 2006 and 2007 VAT cases the ITA was liable to pay us €10,000 as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2007 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us, and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal. In November 2013, the ITA appealed the decision to the Supreme Court.

•2007 VAT. In October 2011, the Provincial Tax Court issued decision no. 276/21/2011 (jointly with the 2006 VAT case described above) in which the Provincial Tax Court (i) fully accepted the merits of our appeal, (ii) declared that no penalties can be imposed against us, and (iii) found that for the 2006 and 2007 VAT cases the ITA was liable to pay us €10,000 as partial refund of the legal expenses incurred for the appeal. In December 2011, the ITA appealed this decision to the Regional Tax Court. On April 16, 2013, the Regional Tax Court issued decision no. 57/35/13 (jointly with the 2006 VAT case) in which it fully rejected the merits of the ITA’s appeal, declared that no penalties can be imposed against us, and found the ITA liable to pay us €12,000, as partial refund of the legal expenses we incurred for this appeal. In November 2013, the ITA appealed the decision to the Supreme Court.

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

In re CTI BioPharma Corp. Securities Litigation

On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al., Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al., Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. On September 2, 2016, the court appointed Lead Plaintiffs and Lead Counsel. On September 28, 2016, the court entered a scheduling order, as revised by order entered December 8, 2016, setting November 8, 2016 as the deadline to file a consolidated class action complaint and deadlines for briefing defendants’ motion to dismiss. Briefing concluded on February 22, 2017. The consolidated class action complaint asserts claims similar to those asserted in the initial complaints, although it no longer asserts claims relating to the September 24, 2015 public offering, but adds claims relating to the Company’s October 27, 2015 and December 4, 2015 public offerings. On July 26, 2017, we received a written offer for the global resolution and settlement of the consolidated action in exchange for cash payment of $20.0 million. The Company had insurance coverage related to this matter that covered $18.0 million of the claim. In August 2017, we agreed in principle to the terms of the settlement and submitted the terms and proposed class notice to the court for its preliminary approval. On October 24, 2017, the court granted preliminary approval, and on February 1, 2018, the court fully and finally approved the settlement and dismissed all claims against the Company with prejudice.

Wei v. James A. Bianco, et al.; England v. James A Bianco, et al; Nahar v. James A. Bianco, et al.; Hill v. James A. Bianco, et al.

On March 14, 2016, a Company shareholder filed the first of four similar derivative lawsuits on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The first suit, Wei v. James A. Bianco, et al., 16-2-05818-3, was filed in King County Superior Court, Washington. A second suit, England v. James A. Bianco, et al., 16-2-14422-5, was filed in King County Superior Court, Washington, on June 16, 2016. Two additional derivative suits, Nahar v. James A. Bianco, et al., 2:16-cv-0756, and Hill v. James A. Bianco, et al., 2:16-cv-1250, were filed in the United States District Court for the Western District of Washington on May 24, 2016 and August 9, 2016, respectively. The four suits raise similar allegations and seek similar relief against certain current and former officers and directors, including James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named in each suit as a nominal defendant against which no monetary relief is sought. The complaints generally allege claims of: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) waste of corporate assets and (5) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each claim is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiffs in none of the suits made a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Each of plaintiffs’ suits requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. On March 29, 2017 during mediation, the parties to the derivative suits reached an agreement in principle to settle all four suits subject to Board and court approvals. Subject to the terms and conditions in the settlement agreement and court approval, CTI has agreed to adopt certain corporate governance reforms relating to, among other things, the content of CTI-retained independent data monitoring committee charters; engagement if an independent expert or entity to conduct yearly audits of compliance with Good Clinical Practices; the creation of a risk compliance officer position; certain improvements to CTI’s Audit Committee, including the requirement that the Audit Committee review CTI’s periodic public reports to facilitate proper disclosure of risks and risk factors; establishment of an internal audit function that will monitor the Company’s adherence to its policies and procedures, including those related to identification and disclosure of drug candidate safety issues; continuing-education requirements for members of the Board; and improvements to CTI’s nominating committee, compensation committee, and clawback policy. CTI also agreed not to object to an attorneys’ fee application by plaintiffs’ counsel of up to $0.8 million collectively, subject to the terms and conditions in the settlement agreement and court approval. There is no admission of liability or any wrongdoing by any of the individual defendants or CTI. On September 25, 2017, the King County Superior Court entered an order substituting Kevin Hammond for former Lead Plaintiff Gang Wei and Maurio Eley for former Lead Plaintiff Michael England, and the two case captions were amended as reflected above. The parties filed settlement-approval papers on October 26, 2017. On November 21, 2017, the Court preliminarily approved the settlement, and on January 31, 2018, the Court fully and finally approved the settlement and dismissed all claims against the Company and the individual defendants with prejudice.

In connection with the securities litigation and four derivative lawsuits described above, after taking into account our existing insurance coverage, we recorded $2.2 million of settlement expense in Selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2017.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded under the symbol “CTIC” on the NASDAQ Capital Market. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our common stock as reported on the NASDAQ Capital Market.

	High	Low
2016
First Quarter	$13.20	$2.51
Second Quarter	$5.80	$3.07
Third Quarter	$4.58	$3.16
Fourth Quarter	$5.80	$3.60
2017
First Quarter	$6.48	$3.87
Second Quarter	$4.52	$2.70
Third Quarter	$3.84	$3.07
Fourth Quarter	$3.45	$2.45

On February 28, 2018, the last reported sale price of our common stock on the NASDAQ Capital Market was $4.02 per share. As of February 28, 2018, there were 132 shareholders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our Board of Directors may deem relevant.

Sales of Unregistered Securities

Not applicable.

Stock Repurchases in the Fourth Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2017	6,799	$3.31	—	—
November 1 – November 30, 2017	345	$2.79	—	—
December 1 – December 31, 2017	775	$2.63	—	—
Total	7,919	$3.22	—	—

(1)
Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees and not pursuant to a publicly announced plan or program.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return of our common stock with the cumulative total return of the NASDAQ Stock Index (U.S.) and the NASDAQ Pharmaceutical Index for the five years ended December 31, 2017. The graph assumes $100 was invested in our common stock at the close of market on December 31, 2012. Stockholder return over the indicated period should not be considered indicative of future stockholder returns.

The actual returns shown on the graph above are as follows:

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017
CTI BioPharma Corp.	$100.00	$146.92	$181.54	$94.62	$31.35	$20.62
NASDAQ Stock Index (U.S.)	$100.00	$133.48	$150.12	$150.84	$170.46	$206.91
NASDAQ Pharmaceutical Index	$100.00	$135.68	$165.28	$174.27	$172.37	$205.33

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

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales, net(1)	$853	$4,127	$3,472	$6,909	$2,314
License and contract revenue(2)	24,293	53,278	12,644	53,168	32,364
Total revenues	25,146	57,405	16,116	60,077	34,678
Operating costs and expenses:
Cost of product sold(1)	364	1,377	1,940	895	137
Research and development	32,866	64,961	76,627	64,596	33,624
Selling, general and administrative	31,435	45,306	53,962	56,241	42,443
Acquired in-process research and development(3)	—	—	—	21,859	—
Other operating (income) expense, net	—	(5,077)	253	2,719	—
Total operating costs and expenses, net	64,665	106,567	132,782	146,310	76,204
Loss from operations	(39,519)	(49,162)	(116,666)	(86,233)	(41,526)
Non-operating income (expense):
Interest expense	(1,872)	(2,614)	(2,104)	(1,947)	(1,026)
Amortization of debt discount and issuance costs	(163)	(214)	(390)	(729)	(513)
Foreign exchange gain (loss)	817	(484)	(703)	(4,435)	61
Other non-operating expense	(94)	(479)	(900)	(885)	(546)
Total non-operating expense, net	(1,312)	(3,791)	(4,097)	(7,996)	(2,024)
Net loss before noncontrolling interest	(40,831)	(52,953)	(120,763)	(94,229)	(43,550)
Noncontrolling interest	161	944	1,341	862	807
Net loss attributable to CTI	(40,670)	(52,009)	(119,422)	(93,367)	(42,743)
Deemed dividends on preferred stock	(4,350)	—	(3,200)	(2,625)	(6,900)
Net loss attributable to common shareholders	$(45,020)	$(52,009)	$(122,622)	$(95,992)	$(49,643)
Basic and diluted net loss per common share(4)	$(1.24)	$(1.86)	$(6.51)	$(6.46)	$(4.35)
Shares used in calculation of basic and diluted net loss per common share(4)	36,445	27,948	18,837	14,853	11,419

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and restricted cash	$43,218	$44,002	$128,182	$70,933	$71,639
Working capital	27,666	15,178	62,566	44,165	60,446
Total assets	54,886	63,843	144,197	92,122	93,464
Current portion of long-term debt(5)	444	7,949	37,371	9,014	3,155
Long-term debt, less current portion(5)	13,575	11,311	19,124	8,198	9,893
Other liabilities	5,469	3,615	4,141	5,882	5,657
Common stock purchase warrants	—	—	—	1,445	13,461
Accumulated deficit	(2,195,346)	(2,150,326)	(2,098,317)	(1,975,695)	(1,879,703)
Total shareholders’ equity	16,090	7,757	47,413	38,478	42,758
(1) The amounts relate to commercial sales of PIXUVRI.
(2) The amounts primarily relate to license and development services revenue recognized in connection with the Pacritinib License Agreement, the Servier Original Agreement and the Servier Restated Agreement as well as payments received from Teva upon achievement of sales-based milestones. See Part II, Item 8 "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11. Collaboration, Licensing and Milestone Agreements" for additional information.
(3) The amount in 2014 represents the purchase of certain assets from Chroma Therapeutics Limited. These purchased assets had not reached technological feasibility at the time of acquisition and were therefore expensed to Acquired in-process research and development.
(4) The net loss per share calculation, including the number of shares used in basic and diluted net loss per share, has been adjusted to reflect a one-for-ten reverse stock split on January 1, 2017.
(5) These amounts relate to our senior secured term loan agreements. Also included in 2015 is milestone advance received from Baxalta in June 2015 which obligation was satisfied during the first quarter of 2016. See Part II, Item 8 "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Long-term Debt" for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis and the further development of PIXUVRI worldwide, for which our partner, Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively Servier, has commercialization rights outside the United States.

Key Highlights

Select fiscal year 2017 highlights include:

Research and Development

In August 2017, enrollment was completed in the PIX306 Phase 3 trial of PIXUVRI® (pixantrone). The PIX306 trial is evaluating PIXUVRI combined with rituximab in comparison to that of rituximab combined with gemcitabine in patients with aggressive B-cell NHL. PIXUVRI has previously been granted conditional marketing authorization from the European Commission for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell NHL. The trial is being conducted as a post-authorization requirement of conditional marketing authorization. If positive, the results from this trial could support broader indications. Top-line results are expected by the end of the first half of 2018.

In July 2017, the first patient was enrolled in PAC203, a Phase 2 clinical trial of pacritinib in patients with primary myelofibrosis who have failed prior ruxolitinib therapy. PAC203 is designed to evaluate the dose response relationship for safety and efficacy (spleen volume reduction at 12 and 24 weeks) of three dose regimens: 100 mg once-daily, 100 mg twice-daily (BID) and 200 mg BID. The 200 mg BID dose regimen was used in the Phase 3 PERSIST-2 trial of pacritinib in patients with myelofibrosis. The trial is expected to enroll up to approximately 105 patients. We expect to complete enrollment by mid-2018. We expect to have interim data from PAC203 by the end of the second quarter of 2018 and topline data in the first quarter of 2019.

In July 2017, the EMA validated the MAA for pacritinib for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). Validation confirms that the submission is complete and initiates the centralized review process by the EMA's Committee for Medicinal Products for Human Use.

In April 2017, we announced the expansion of the existing license and development collaboration agreement with Servier for PIXUVRI®. Under the expanded agreement, Servier will have rights to PIXUVRI in all markets except in the U.S. where we will retain the commercialization rights. Servier paid us €12.0 million in May 2017 and purchased PIXUVRI drug product for an additional €0.9 million in July 2017. We are eligible to receive up to €75.0 million in additional sales and regulatory milestone payments as well as royalties on net product sales.

Management and Board of Directors

Management

In September 2017, we announced the promotion of David Kirske as Chief Financial Officer, or CFO, of the Company. Mr. Kirske joined the Company earlier in 2017 and served as the Principal Financial and Accounting Officer prior to being appointed CFO. Mr. Kirske leads CTI BioPharma’s finance, accounting and investor relations teams. Prior to his appointment, Mr. Kirske was an independent chief financial officer consultant since January 2013. As a consultant, he has provided financial management services to public and emerging growth private companies primarily in the biotechnology industry, as well as in the technology and manufacturing industries. Mr. Kirske's financial management experience includes overseeing finance, accounting, operations, and capitalization, in both debt and equity. Prior to his time as a consultant, Mr. Kirske served as Vice President and CFO of Helix BioMedix where he managed all financial and administrative activities. Previously, he was the Treasurer and Corporate Controller for F-5 Networks and Redhook Brewery where he managed both corporate and international entities, and was part of the management teams that led and executed each company’s successful initial public offerings. Earlier in his career, he held a controllership position at Cray Computer. Mr. Kirske holds a B.A. in Business Administration from the University of Puget Sound.

In September 2017, we announced the promotion of Bruce Seeley to Chief Operating Officer of the Company. Mr. Seeley joined the Company in 2015 and served as the Chief Commercial and Administrative Officer and Secretary prior to being appointed Chief Operating Officer. Mr. Seeley has more than 25 years of global commercial experience and a proven track record of successfully launching products in various markets and regulatory environments. Most recently, Mr. Seeley was Senior Vice President and General Manager of Diagnostics at NanoString Technologies Inc., overseeing the launch of the diagnostic product PROSIGNA® for early stage breast cancer. Previously, he was Executive Vice President of Commercial at Seattle Genetics where he built and led the commercial organization, including marketing, sales and managed markets, and successfully launched Seattle Genetic's first product, ADCETRIS®, a targeted therapy for lymphoma. He also previously held key leadership positions in marketing at Genentech (now a member of the Roche Group), where he led the launch of HERCEPTIN® in adjuvant breast cancer. Earlier in his career he held various commercial roles at Aventis Pharmaceuticals Inc. (a part of Sanofi) and Bristol-Myers Squibb Co. Mr. Seeley received a B.A. in Sociology from the University of California at Los Angeles.

In February 2017, we announced the appointment of Adam Craig, M.D., Ph.D., as President and Chief Executive Officer, or CEO, and member of the Company's Board of Directors effective March 20, 2017. Dr. Craig has over 20 years of experience in hematology, oncology and drug development in both the U.S. and Europe. Dr. Craig worked as an independent consultant providing strategic and operational advice and support to CTI BioPharma and other hematology/oncology biotechnology companies. Prior to consulting, Dr. Craig was Chief Medical Officer, or CMO, and Executive Vice President of Development at Sunesis Pharmaceuticals from 2012 to 2016. From 2008 to 2012, Dr. Craig was CMO and Senior Vice President of Chemgenex Pharmaceuticals Ltd. Dr. Craig is a Member of the Royal College of Physicians in the United Kingdom, or U.K., and undertook Post-Graduate Training in Pediatrics and Pediatric Oncology. Dr. Craig earned his Bachelor's and Medical degrees from Charing Cross and Westminster Medical School, University of London, and holds a Ph.D. in Molecular Oncology from Leeds University in the U.K. and an MBA from the Open Business School in the U.K. Dr. Craig recently served as a Product Development Reviewer for the Cancer Prevention Research Institute of Texas.

Board of Directors

In July 2017, Laurent Fischer, M.D. was appointed to the Board of Directors, and in September 2017 he was appointed Chairman of the Board. Dr. Fischer has more than 20 years of experience in developing and commercializing novel medicines in the biopharmaceutical industry and currently serves as liver therapeutic area head at Allergan following its acquisition of Tobira Therapeutics in 2016.

In June 2017, David Parkinson, M.D. was appointed to the Board of Directors. Dr. Parkinson has significant experience in oncology clinical development and is currently President and Chief Executive Officer of Essa Pharmaceuticals, Inc. He and has also served as a venture partner at New Enterprise Associates, Inc., or NEA, since 2012, moving into the role of venture advisor to NEA in 2016.

In January 2017, Michael Metzger was appointed to the Board of Directors. Mr. Metzger has extensive experience leading and growing companies in the biopharmaceutical industry over the last 20 years. Mr. Metzger is currently President and Chief Operating Officer of Syndax Pharmaceuticals, Inc., a publicly traded immuno-oncology biopharmaceutical company. He has served in executive and senior management positions at Regado Biosciences, Mersana Therapeutics, Forest Laboratories and Onconova Therapeutics.

Financial summary

Our revenues are generated from a combination of PIXUVRI sales and collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $25.1 million, $57.4 million and $16.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our loss from operations was $39.5 million, $49.2 million and $116.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11. Collaboration, Licensing and Milestone Agreements" for further information relating to our collaboration agreements.

As of December 31, 2017, we had cash, cash equivalents and restricted cash of $43.2 million.

Results of Operations

Years ended December 31, 2017, 2016 and 2015

Product sales, net. Prior to April 2017 when we entered into an Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier, we sold PIXUVRI primarily through a limited number of wholesale distributors. Servier is currently responsible for distribution of PIXUVRI in countries other than the U.S. (and its territories and possessions.) We generally record product sales upon receipt of the product by the health care provider or distributor at which time title and risk of loss pass.

Gross sales is defined as our contracted reimbursement price in each country. Gross sales from PIXUVRI for the years ended December 31, 2017, 2016 and 2015 were $1.0 million, $4.2 million and $3.5 million, respectively. Product sales, net represents gross sales, net of provisions for distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. After these provisions, product sales, net from PIXUVRI were $0.9 million, $4.1 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The provision for product returns relates to a limited right of return or replacement that we offer to certain customers. Distributor discounts, return and rebates were $0.1 million during the year ended December 31, 2017. There was no material activity related to distributor discounts, returns and rebates during the years ended December 31, 2016 and 2015, and no material balances recorded as of December 31, 2017 and 2016.

The decrease in product sales, net for the year ended December 31, 2017 from the same period in 2016 was primarily related to the Restated Agreement with Servier in April 2017 under which Servier assumed commercialization rights to PIXUVRI in all markets except in the U.S. The increase in product sales, net of $0.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to pricing and volume variances between the periods presented, partially offset by a decline in the average exchange rate of the British pound for our pound-denominated sales.

License and contract revenue. License and contract revenue was as follows (in thousands):

		Years ended December 31,
		2017	2016	2015
Servier	Milestone and license revenue	$12,665	$7,998	$1,702
	Development services revenue	1,098	639	103
	Royalty revenue	530	204	24
	Total Servier	14,293	8,841	1,829

Teva	Milestones revenue	10,000	—	10,000
	Total Teva	10,000	—	10,000

Baxalta	Milestone and license revenue	—	32,000	—
	Development services revenue	—	12,437	815
	Total Baxalta	—	44,437	815

Total license and contract revenue		$24,293	$53,278	$12,644

Servier

In April 2017, in connection with the execution of the Restated Agreement with Servier, we allocated and recorded $11.5 million and $1.3 million of the upfront payment received to license revenue and deferred revenue, respectively. The Restated Agreement with Servier amended and restated in its entirety the Exclusive License and Collaboration Agreement, or the Original Agreement, entered into in September 2014. The remaining deferred revenue balance as of the date of the Restated Agreement relating to the upfront payment under the Original Agreement was $0.6 million, which, along with the $1.3 million of deferred revenue allocated from the Restated Agreement as mentioned above, will be recognized as revenue based upon a proportional performance method.
During the year ended December 31, 2017, we recorded a €1.0 million milestone revenue (or $1.2 million upon conversion from euros as of the date we achieved the milestone) relating to the attainment of a certain regulatory milestone under the Restated Agreement. During the year ended December 31, 2016, we recorded a €7.5 million milestone revenue (or $8.0 million upon conversion from euros as of the date we achieved the milestone) relating to the attainment of a certain enrollment event in connection with our PIX306 study. During the year ended December 31, 2015, we received a €1.5 million milestone payment (or $1.7 million upon conversion from euros as of the date we received the funds) relating to the attainment of reimbursement approval for PIXUVRI in Spain.
License and contract revenue for the years ended December 31, 2017, 2016 and 2015 includes $0.6 million, $0.1 million and $0.1 million, respectively, of development services revenue recognized from the upfront payments we received in connection with the execution of the Restated Agreement in 2017 and the Original Agreement in September 2014. In addition, we recorded revenue of $0.4 million for the reimbursement of expenses related to commercialization transition under the Restated Agreement during the year ended December 31, 2017. There were no such revenues during the years ended December 31, 2016 and 2015.
In February 2016, we entered into an agreement with one of Servier's affiliates whereby we were to conduct a pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. During the years ended December 31, 2017 and 2016, $0.1 million and $0.5 million, respectively, of expense reimbursements in relation to this study was included in development services revenue. There was no such revenue during the year ended December 31, 2015. We expect to receive no such development services revenue in future periods as the pharmacokinetic sub-study was completed in September 2017.

Teva

For each of the years ended December 31, 2017 and 2015, we received $10.0 million in milestone payments upon the achievement of worldwide net sales milestones of TRISENOX. We did not receive a milestone payment during the year ended December 31, 2016.

Baxalta

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. As such, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. For additional information relating to the Pacritinib License Agreement, see Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note11. Collaboration, Licensing and Milestone Agreements."
During the year ended December 31, 2016, we recorded milestone revenue of $32.0 million for achievement of the PERSIST-2 Milestone and the MAA Milestone under the Pacritinib License Agreement. We received the cash advance for these milestone payments in the second quarter of 2015; it was accounted for as long-term debt until the achievement of the associated milestones in the first quarter of 2016. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Long-term Debt," for further details. No milestone payments were received during 2015 under the Pacritinib License Agreement.
During the year ended December 31, 2016, we recorded $11.4 million of development services revenue relating to the reimbursable development costs from Baxalta under the terms of the Pacritinib License Agreement. No such revenue was recorded during the same period in 2015.
The license and contract revenue under the Pacritinib License Agreement for the years ended December 31, 2016 and 2015 also included $1.0 million and $0.8 million, respectively, of development services revenue which was recognized based on a proportional performance method from the allocated upfront payment we received in connection with the execution of the Pacritinib License Agreement in 2013.

Operating costs and expenses

Cost of product sold. Cost of product sold is related to sales of PIXUVRI and includes royalty expenses payable under the agreement with University of Vermont and the Novartis Termination Agreement.

Cost of product sold was $0.4 million, $1.4 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Royalty expenses were $0.3 million, $0.2 million and $0.2 million for the same periods.

The decrease in cost of product sold for the year ended December 31, 2017 compared to 2016 was primarily a result of the Restated Agreement we entered into with Servier in April 2017 whereby Servier assumed responsibility for the manufacture and supply of drug products and substances in its respective territories. For additional information, see Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note11. Collaboration, Licensing and Milestone Agreements."

The decrease in cost of product sold by $0.5 million for the year ended December 31, 2016 compared to 2015 was primarily due to a reduction in reserve for excess obsolete or unsalable inventory between periods. Based on assessment of shelf lives and net realizable value of the product, reserves of $0.7 million and $1.3 million were recorded during the years ended December 31, 2016 and 2015, respectively. There was no reserve recorded during the year ended December 31, 2017.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Compounds under development:
PIXUVRI	$7,419	$12,009	$14,465
Pacritinib	13,135	32,150	36,152
Opaxio	(18)	98	626
Tosedostat	(3)	1,587	920
Operating expenses	12,286	18,494	23,212
Research and preclinical development	47	623	1,252
Total research and development expenses	$32,866	$64,961	$76,627

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of December 31, 2017 were $127.8 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $128.3 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $228.0 million for Opaxio and $13.9 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of inprocess research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses decreased to $32.9 million for the year ended December 31, 2017 compared to $65.0 million for the year ended December 31, 2016. The decrease of $32.1 million was primarily attributed to to a $19.0 million decrease in pacritinib development costs as a result of the full clinical hold, a $4.6 million reduction of PIXUVRI trial costs and medical affairs and manufacturing activities in the E.U., a $1.6 million decrease in tosedostat drug manufacturing and development costs, a $6.2 million decrease in operating expenses associated with supporting our research and development efforts primarily due to a decline in personnel and a $0.7 million decrease in other development costs.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part I, Item 1A, “Risk Factors.”

Selling, general and administrative expenses. Selling, general and administrative expenses were $31.4 million for the year ended December 31, 2017 compared to $45.3 million for the year ended December 31, 2016 and $54.0 million for the year ended December 31, 2015.

The decrease in 2017 from 2016 was primarily due to decreases of $11.2 million in personnel costs, $0.7 million in travel costs, $0.2 million in professional fees for marketing initiatives related to our drug candidate, pacritnib, $0.4 million in pacritnib promotional costs previously shared with our collaboration partner, Baxalta, $0.4 million in other professional services associated with PIXUVRI, $1.6 million in legal fees, $0.3 million in general administrative costs and $0.3 million in other expenses. These decreases were offset by $1.2 million primarily related to a loss associated with the December 2017 sublease of approximately 44,000 square feet of our office space.

The decrease between 2015 and 2016 was primarily due to decreases in consulting and other professional service costs for PIXUVRI of $4.8 million, professional fees for marketing initiatives related to our drug candidate, pacritnib, of $2.2 million, administrative and travel costs of $2.1 million, primarily due to pacritnib being placed on full clinical hold by the FDA in February 2016, recruiting and other general and administrative consulting fees of $1.9 million, and personel costs of $0.5 million.  Offsetting these decreases were $1.4 million in pacritinib promotional costs previously shared with our collaboration partner, Baxalta, and a $1.8 million increase in legal fees.

Other operating (income) expense, net. Other net operating income of $5.1 million for the year ended December 31, 2016 includes a gain of $5.9 million on termination of the Pacritinib License Agreement with Baxalta as well as a $0.8 million expense payable to Novartis as a result of a certain enrollment event achieved in December 2016 under the Original Agreement with Servier. Other operating expense of $0.3 million for the year ended December 31, 2015 relates to payments made to Novartis as a result of the milestone achieved under the same agreement in February 2015 relating to the reimbursement approval for PIXUVRI in Spain. There was no other operating expense or income for the year ended December 31, 2017. Certain payments are required under the Novartis Termination Agreement. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11. Collaboration, Licensing and Milestone Agreements" for further details.

Non-operating income and expenses

Interest expense. Interest expense is primarily related to our senior secured term loans and was $1.9 million, $2.6 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense decreased by $0.7 million between 2016 and 2017 primarily due to the declining principal balance and refinancing of our senior secured term loan. Interest expense increased by $0.5 million between 2016 and 2015 primarily due to the additional principal amounts of our senior secured term loan funded in June 2015 and December 2015. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Long-term Debt" for further details.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the years ended December 31, 2017, 2016 and 2015 was primarily related to our senior secured term loans.

Foreign exchange gain (loss). The foreign exchange gain was $0.8 million for the year ended December 31, 2017, and the foreign exchange loss was $0.5 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively. The variances were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.

Other non-operating expense. Other non-operating expense of $0.1 million for the year ended December 31, 2017 primarily relates to a loss on debt extinguishment in connection with the repayment of senior secured term loan from Hercules. Other non-operating expense of $0.5 million for the year ended December 31, 2016 primarily represents the other-than-temporary impairment recognized on our available-for-sale securities during the first quarter of 2016. Other non-operating expense of $0.9 million for the year ended December 31, 2015 was primarily related to a $1.2 million loss on debt extinguishment in connection with our entry into an amendment to our senior secured term loan agreement, partially offset by the fair value adjustment of the warrant liability. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Long-term Debt" for further details.

Deemed dividends on preferred stock. Deemed dividends on preferred stock, approximately $4.4 million and $3.2 million for the years ended December 31, 2017 and 2015, respectively, were related to issuances of our preferred stock. There were no deemed dividends on preferred stock for the year ended December 31, 2016. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Preferred Stock" for further details.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash. As of December 31, 2017, we had $43.2 million in cash, cash equivalents and restricted cash.

Net cash used in operating activities. Net cash used in operating activities totaled $39.3 million, $76.7 million and $95.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in net cash used in operating activities for the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to the decrease in research and development and selling, general and administrative expenses, and an increase in license and contract revenue receipts. The decrease in net cash used in operating activities for the year ended December 31, 2016 as compared to the same period in 2015 was primarily due to increased receipts from license and contract revenue and decreases in spending for research and development and selling, general and administrative expenses, as well as timing of cash payments related to operating activities between the two periods.

Net cash used in investing activities. Net cash used in investing activities totaled $38,000, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively and primarily relates to purchases of property and equipment.

Net cash provided by (used in) financing activities. Net cash provided by financing activities totaled $39.0 million and $152.0 million for the years ended December 31, 2017 and 2015, respectively. Net cash used in financing activities was $7.4 million for the year ended December 31, 2016.

Net cash provided by financing activities for the year ended December 31, 2017 was primarily due to the issuance of our Series N-3 preferred stock in June 2017 and the proceeds of our senior secured term loan with Silicon Valley Bank, or SVB, partially offset by the repayment of our senior secured term loan with Hercules.

Net cash used in financing activities for the year ended December 31, 2016 was primarily due to principal repayments made under the Loan and Security Agreement, or the Loan Agreement, with Hercules as well as the payment of a fee required under the Loan Agreement to Hercules.

Net cash provided by financing activities for the year ended December 31, 2015 was primarily due to the acceleration of the two milestone payments received in the aggregate amount of $32.0 million from Baxalta pursuant to the Pacritinib License Amendment discussed above, as well as due to issuances of common stock, preferred stock and long-term debt. We received

$15.1 million in net proceeds from the issuance of our common stock in September 2015. We received $46.7 million in net proceeds from the issuance of our Series N-1 preferred stock in October 2015. We received $52.8 million in net proceeds from the issuance of our Series N-2 preferred stock in December 2015. In June 2015, we entered into the Third Amendment to the Loan Agreement with Hercules, under which we received a total of $5.8 million. Further, we borrowed an additional $5.0 million in December 2015 under the Fourth Amendment to the Loan Agreement. These receipts were offset by repayments to Hercules of $4.7 million made during the six months ended June 30, 2015.

See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Preferred Stock and Note 7. Long-term Debt", which are incorporated herein by reference, for further details.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11. Collaboration, Licensing and Milestone Agreements." which is incorporated herein by reference.

Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations through the first quarter of 2020. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for PIXUVRI, pacritinib, and tosedostat. Because of our reacquisition of worldwide rights for pacritinib, we are no longer be eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib will increase. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future.

As of December 31, 2017, our available cash, cash equivalents and restricted cash totaled $43.2 million. We had an outstanding principal balance under our senior secured term loan agreement of $16.0 million. In February 2018, we received approximately $64.2 million in net proceeds from the public offering of common stock as discussed in Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 21. Subsequent Events," which is incorporated herein by reference. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. relating to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia.

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

Our future capital requirements will depend on many factors, including:

•	developments in and expenses associated with our research and development activities;

•	acquisitions of compounds or other assets;

•	changes in manufacturing;

•	ability to generate sales of PIXUVRI in the U.S.;

•	regulatory approval developments;

•	ability to execute appropriate collaborations for development and commercialization activities;

•	ability to reach milestones triggering payments under certain of our contractual arrangements;

•	litigation and other disputes;

•	competitive market developments; and

•	other unplanned business developments.
The following table includes information relating to our contractual obligations as of December 31, 2017 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases:
Facilities (1)	$11,051	$2,487	$5,116	$3,448	$—
Long-term debt (2)	16,000	444	10,667	4,889	—
Interest on long-term debt (2)	2,696	1,039	1,484	173	—
Purchase commitments (3)	3,349	3,349	—	—	—
Other obligations (4)	2,876	1,436	—	1,440	—
	$35,972	$8,755	$17,267	$9,950	$—

(1)
In December 2017, we entered into an agreement to sublease approximately 44,000 square feet of our office space. Rental proceeds under this sublease are excluded from contractual obligations and expected to be $0.8 million in fiscal year 2018, $1.4 million in fiscal year 2019, $1.4 million in fiscal year 2020, $1.5 million in fiscal year 2021, and $0.5 million fiscal year 2022.

(2)
Long-term debt includes the principal payable of $16.0 million under our senior secured term loan. The interest rate on our senior secured term loan floats at a rate per annum equal to the greater of 2.50% above the prime rate and 6.75%. The amounts presented for interest payments in future periods assume a prime rate of 4.50%. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Long-term Debt" for further details.

(3)
Purchase commitments include obligations related to manufacturing supply, insurance and other purchase commitments. In addition, we have entered into certain clinical trial contracts that are not reflected in the table above as amounts under these contracts, which could be material, are not readily determinable. We anticipate the timing of payments under these contracts to range from less than one year to more than 3 years.

(4)	Other obligations include $1.4 million in severance payments and a $1.4 million back-end fee due to SVB upon repayment of our senior secured term loan.

Certain of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed compounds. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. See Part I, Item 1, “Business - License Agreements and Additional Milestone Activities” for additional information.

Additional Milestone Activities

In connection with our development and commercialization activities, we have entered into a number of agreements pursuant to which we have agreed to make milestone payments upon certain development, sales-based and other milestone events; assume certain development and other expenses; and pay designated royalties on sales, including the UVM Agreement, the S*BIO Agreement and the Novartis Termination Agreement. In particular, we pay royalties on PIXUVRI net sales pursuant to each of the UVM Agreement and the Novartis Termination Agreement. These agreements are discussed in more detail in Part I, Item 1, “Business - License Agreements and Additional Milestone Activities .”

Impact of Inflation

In the opinion of management, inflation has not had a material effect on our operations including selling prices, capital expenditures and operating expenses.

Critical Accounting Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the U.S. in the preparation of our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following estimates are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our subjective or complex judgment in the preparation of our consolidated financial statements

Contingencies

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

Our license and collaboration agreements may also contain milestone payments that become due to us upon achievements of certain milestones. Under the milestone method, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is an event (1) that can be achieved in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to us. A milestone payment is considered substantive when the consideration payable to us for each milestone (1) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance, (2) relates solely to our past performance and (3) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

Share-based Compensation Expense

Share-based compensation expense for all share-based payment awards made to employees and directors is recognized and measured based on estimated fair values. For option valuations, we have elected to utilize the Black-Scholes valuation method in order to estimate the fair value of options on the date of grant. The risk-free interest rate is based on the implied yield currently available for U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid dividends on our common stock and do not currently expect to do so in the future. The expected term of options represents the period that our share-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised options. Consideration was given to the contractual terms of our share-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry. These assumptions underlying the Black-Scholes valuation model involve management’s best estimates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. In addition, certain of our contractual arrangements, such as the Restated Agreement with Servier, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of December 31, 2017, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.5 million as of this date.

Interest Rate Risk

Our senior secured term loan bears interest at variable rates. Based on the outstanding principal balance under such loan at December 31, 2017 of $16.0 million, a hypothetical increase of 1.0 percent in interest rates would result in additional interest expense of $0.4 million over the next twelve months. For a detailed discussion of our senior secured term loan, including a discussion of the applicable interest rate, refer to the Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Long-term Debt."

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
CTI BioPharma Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CTI BioPharma Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(ii) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 7, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2005.

San Francisco, CA
March 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
CTI BioPharma Corp.

Opinion on Internal Control over Financial Reporting

We have audited CTI BioPharma Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(ii), of the Company and our report dated March 7, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Marcum LLP

Marcum LLP
San Francisco, CA
March 7, 2018

CTI BIOPHARMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$27,218	$44,002
Restricted cash	16,000	—
Accounts receivable	4	378
Receivable from collaborative arrangements	1,278	7,778
Inventory, net	550	1,525
Prepaid expenses and other current assets	1,874	2,141
Total current assets	46,924	55,824
Property and equipment, net	2,365	3,023
Other assets	5,597	4,996
Total assets	$54,886	$63,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,588	$7,227
Accrued expenses	13,890	24,765
Current portion of deferred revenue	912	103
Current portion of long-term debt	444	7,949
Other current liabilities	1,424	602
Total current liabilities	19,258	40,646
Deferred revenue, less current portion	494	514
Long-term debt, less current portion	13,575	11,311
Other liabilities	5,469	3,615
Total liabilities	38,796	56,086
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value:
Authorized shares - 33,333
Series N-3 Preferred Stock, $2,000 stated value per share, 22,500 shares designated, 575 and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,090	—
Common stock, no par value:
Authorized shares - 81,500,000 and 41,500,000 at December 31, 2017 and 2016, respectively
Issued and outstanding shares - 42,969,494 and 28,228,602 at December 31, 2017 and 2016, respectively	2,222,341	2,170,300
Accumulated other comprehensive loss	(6,272)	(6,655)
Accumulated deficit	(2,195,346)	(2,150,326)
Total CTI shareholders' equity	21,813	13,319
Noncontrolling interest	(5,723)	(5,562)
Total shareholders' equity	16,090	7,757
Total liabilities and shareholders' equity	$54,886	$63,843

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product sales, net	$853	$4,127	$3,472
License and contract revenue	24,293	53,278	12,644
Total revenues	25,146	57,405	16,116
Operating costs and expenses:
Cost of product sold	364	1,377	1,940
Research and development	32,866	64,961	76,627
Selling, general and administrative	31,435	45,306	53,962
Other operating (income) expense, net	—	(5,077)	253
Total operating costs and expenses, net	64,665	106,567	132,782
Loss from operations	(39,519)	(49,162)	(116,666)
Non-operating expense:
Interest expense	(1,872)	(2,614)	(2,104)
Amortization of debt discount and issuance costs	(163)	(214)	(390)
Foreign exchange gain (loss)	817	(484)	(703)
Other non-operating expense	(94)	(479)	(900)
Total non-operating expense, net	(1,312)	(3,791)	(4,097)
Net loss before noncontrolling interest	(40,831)	(52,953)	(120,763)
Noncontrolling interest	161	944	1,341
Net loss attributable to CTI	(40,670)	(52,009)	(119,422)
Deemed dividends on preferred stock	(4,350)	—	(3,200)
Net loss attributable to common shareholders	$(45,020)	$(52,009)	$(122,622)
Basic and diluted net loss per common share	$(1.24)	$(1.86)	$(6.51)
Shares used in calculation of basic and diluted net loss per common share	36,445	27,948	18,837

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss before noncontrolling interest	$(40,831)	$(52,953)	$(120,763)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,927)	947	2,160
Unrealized foreign exchange gain (loss) on intercompany balance	4,303	(1,162)	(2,585)
Other-than-temporary impairment on available-for-sale securities	—	520	—
Net unrealized income (loss) on securities available-for-sale	7	(8)	(28)
Other comprehensive income (loss)	383	297	(453)
Comprehensive loss	(40,448)	(52,656)	(121,216)
Comprehensive loss attributable to noncontrolling interest	161	944	1,341
Comprehensive loss attributable to CTI	$(40,287)	$(51,712)	$(119,875)

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated Other			Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Interest	Equity
Balance at December 31, 2014	—	$—	17,676	$2,023,949	$(6,499)	$(1,975,695)	$(3,277)	$38,478
Issuance of common stock, net of issuance costs	—	—	1,000	15,147	—	—	—	15,147
Issuance of Series N-1 preferred stock, net of issuance costs	50.0	46,611						46,611
Conversion of Series N-1 preferred stock to common stock	(50.0)	(46,611)	4,000	46,611	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	3,200	—	—	—	3,200
Issuance of Series N-2 preferred stock, net of issuance costs	55.0	52,409	—	—	—	—	—	52,409
Conversion of Series N-2 preferred stock to common stock	(55.0)	(52,409)	5,000	52,409	—	—	—	—
Expiry of exercise price provision features related to common stock purchase warrant	—	—	—	150	—	—	—	150
Equity-based compensation	—	—	393	14,828	—	—	—	14,828
Stock option exercises	—	—	8	156	—	—	—	156
Noncontrolling interest	—	—	—	—	—	—	(1,341)	(1,341)
Expiry of mezzanine equity	—	—	—	1,445	—	—	—	1,445
Other	—	—	(31)	(595)	—	—	—	(595)
Deemed dividends on preferred stock	—	—	—	—	—	(3,200)	—	(3,200)
Net loss for the year ended December 31, 2015	—	—	—	—	—	(119,422)	—	(119,422)
Other comprehensive loss	—	—	—	—	(453)	—	—	(453)
Balance at December 31, 2015	—	$—	28,046	$2,157,300	$(6,952)	$(2,098,317)	$(4,618)	$47,413
Equity-based compensation	—	—	207	13,324	—	—	—	13,324
Noncontrolling interest	—	—	—	—	—	—	(944)	(944)
Other	—	—	(24)	(324)	—	—	—	(324)
Net loss for the year ended December 31, 2016	—	—	—	—	—	(52,009)	—	(52,009)
Other comprehensive income	—	—	—	—	297	—	—	297
Balance at December 31, 2016	—	$—	28,229	$2,170,300	$(6,655)	$(2,150,326)	$(5,562)	$7,757
Issuance of Series N-3 preferred stock, net of issuance costs	22.5	42,669	—	—	—	—	—	42,669
Conversion of Series N-3 preferred stock to common stock	(21.9)	(41,579)	14,616	41,579	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	4,350	—	—	—	4,350
Issuance of warrants	—	—	—	470	—	—	—	470
Equity-based compensation	—	—	150	5,746	—	—	—	5,746
Noncontrolling interest	—	—	—	—	—	—	(161)	(161)
Other	—	—	(26)	(104)	—	—	—	(104)
Deemed dividends on preferred stock	—	—	—	—	—	(4,350)	—	(4,350)
Net loss for the year ended December 31, 2017	—	—	—	—	—	(40,670)	—	(40,670)
Other comprehensive income	—	—	—	—	383	—	—	383
Balance at December 31, 2017	0.6	$1,090	42,969	$2,222,341	$(6,272)	$(2,195,346)	$(5,723)	$16,090

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss before noncontrolling interest	$(40,831)	$(52,953)	$(120,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Baxalta milestone revenue	—	(32,000)	—
Share-based compensation expense	5,746	13,324	14,828
Depreciation and amortization	717	831	990
Loss on debt extinguishment	163	—	1,211
Loss on sublease	1,584	—	—
Provision for bad debts	—	1,735	—
Reserve for excess, obsolete or unsalable inventory	—	692	1,326
Other-than-temporary impairment on available-for-sale securities	—	520	—
Noncash interest expense	163	214	390
Noncash rent benefit	(648)	(467)	(409)
Change in value of warrant liability	—	—	(232)
Other	(18)	—	—
Changes in operating assets and liabilities:
Accounts receivable	402	(156)	1,555
Receivable from collaborative arrangements	6,579	(9,476)	—
Inventory	1,120	567	(402)
Prepaid expenses and other current assets	326	1,609	(402)
Other assets	63	355	826
Accounts payable	(4,730)	(3,025)	4,368
Accrued expenses	(11,096)	2,620	2,426
Deferred revenue	790	(1,071)	(918)
Other liabilities	374	1	3
Total adjustments	1,535	(23,727)	25,560
Net cash used in operating activities	(39,296)	(76,680)	(95,203)
Investing activities
Purchases of property and equipment	(49)	(137)	(78)
Other	11	—	—
Net cash used in investing activities	(38)	(137)	(78)
Financing activities
Proceeds from issuance of Series 21 preferred stock, net of issuance costs	—	—	(227)
Proceeds from common stock offering, net of issuance costs	—	—	15,147
Proceeds from issuance of Series N-1 preferred stock, net of issuance costs	—	(37)	46,653
Proceeds from issuance of Series N-2 preferred stock, net of issuance costs	—	(277)	52,800
Proceeds from issuance of Series N-3 preferred stock, net of issuance costs	42,669	—	—
Proceeds from Baxalta milestone advance, net of issuance costs	—	—	31,922
Proceeds from Silicon Valley Bank debt, net of issuance costs	15,971	—	—
Proceeds from Hercules debt, net of issuance costs	—	—	10,820
Repayment of Hercules debt	(19,548)	(5,452)	(4,659)
Payment of a Hercules fee	—	(1,275)	—
Payment of tax withholding obligations related to stock compensation	(87)	(355)	(604)
Other	(26)	30	165
Net cash provided by (used in) financing activities	38,979	(7,366)	152,017
Effect of exchange rate changes on cash and cash equivalents	(429)	3	513
Net (decrease) increase in cash, cash equivalents and restricted cash	(784)	(84,180)	57,249
Cash, cash equivalents and restricted cash at beginning of year	44,002	128,182	70,933
Cash, cash equivalents and restricted cash at end of year	$43,218	$44,002	$128,182
 See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,970	$4,446	$2,067

Supplemental disclosure of noncash financing and investing activities
Conversion of Series N-1 preferred stock to common stock	$—	$—	$46,611
Conversion of Series N-2 preferred stock to common stock	$—	$—	$52,409
Conversion of Series N-3 preferred stock to common stock	$41,579	$—	$—
Repayment and issuance of Hercules debt	$—	$—	$13,815
Baxalta milestone advance - earned in lieu of repayment	$—	$32,000	$—
Debt issuance costs included in accounts payable and accrued expenses	$79	$—	$—

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

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from, and is subject to, ongoing oversight by the Food and Drug Administration, or the FDA, in the United States, or the U.S., the European Medicines Agency, or the EMA, in the European Union, or the E.U., and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve expenditure of substantial resources.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CTI and its wholly-owned subsidiaries, which include CTI Life Sciences Limited, or CTILS. We also retain ownership of our branch, CTI BioPharma Corp.- Sede Secondaria, or CTI (Europe) which has ceased operations. Systems Medicine LLC, a wholly-owned subsidiary, was included in the consolidated financial statements until dissolution in December 2017.

As of December 31, 2017, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement with Baxalta Incorporated and its affiliates, or Baxalta, and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of December 31, 2017, we had an accumulated deficit of $2.2 billion, and we expect to incur net losses for the foreseeable future.

Our available cash, cash equivalents and restricted cash were $43.2 million as of December 31, 2017. In February 2018, as discussed in Note 21. Subsequent Events, we completed the public offering of common stock and received approximately $64.2 million in net proceeds after deducting underwriting discounts, commissions and other estimated offering expenses. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. relating to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations at least through the next twelve months from the date these financial statements were issued. We previously disclosed that we had substantial doubt about our ability to continue as a going concern, which was primarily due to lack of liquidity. This has since been alleviated as a result of the proceeds we received from the public offering of common stock as well as the milestone payment.

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, estimates include assumptions used in calculating reserves for sales deductions such as rebates and returns of product sold, allowances for credit losses, and excess and obsolete inventory, recording share-based compensation expense, accruals, the allocation of operating expenses, provision for loss contingencies, the fair value of financial instruments, our tax provision and related valuation allowance, and determining the useful lives of fixed assets and potential impairment of long-lived assets. Actual results could differ from those estimates.

Certain Risks, Uncertainties and Concentrations

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

We source our drug products for clinical trials from a concentrated group of third-party contractors. If we are unable to obtain sufficient quantities of source materials, manufacture or distribute our products to customers from existing suppliers and service providers, or obtain the materials or services from other suppliers, manufacturers or distributors, certain research and development and sales activities may be delayed.

Additionally, see Note 15. Customer and Geographic Concentrations for further concentration disclosure.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents. Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. We had no cash equivalents as of December 31, 2017.

Restricted Cash

Restricted cash represents a legally restricted deposit held as a compensating balance against our senior secured term loan with Silicon Valley Bank, or SVB. Pursuant to the loan and security agreement entered into with SVB in November 2017, we were required to maintain unrestricted and unencumbered cash in an amount equal to at least $16.0 million at all times prior to the occurrence of an event relating to the delivery to SVB of duly executed signatures to a control agreement from Bank of America with respect to all of our accounts maintained with Bank of America. In January 2018, we obtained a waiver from SVB for such requirement and as a result, we no longer have restrictions placed on the cash balance. See Note 7. Long-term Debt for further details regarding our senior secured term loan with SVB.

The following table provides reconciliations of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$27,218	$44,002	$128,182
Restricted cash	16,000	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$43,218	$44,002	$128,182

Receivables from Collaborative Arrangements
Our receivables from collaborative arrangements relate to amounts payable or reimbursable to us under the terms of collaborative arrangements with our partners. The receivable balance as of December 31, 2017 relates primarily to the sale of PIXUVRI drug product to Servier. The receivable balance as of December 31, 2016 relates primarily to a milestone receivable from Servier for the attainment of a certain enrollment event in December 2016 in connection with our PIX306 study. Receivables from collaborative arrangements are reviewed for collectability whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. During the year ended December 31, 2016, we recorded $1.7 million in bad debt expense related to disputed invoices under the collaborative arrangement with Baxalta. We had no allowance for doubtful accounts from collaborative arrangements as of December 31, 2017 and 2016.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.8 million and $4.4 million as of December 31, 2017 and 2016, respectively, of which $4.7 million and $4.1 million was included in other assets and $0.1 million and $0.3 million was included in prepaid expenses and other current assets as of December 31, 2017 and 2016, respectively. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is approximately three to five years. As of December 31, 2017, the VAT receivable related to operations in Italy was approximately $4.8 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

Inventory

We carry inventory at the lower of cost or net realizable value. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review our inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. We had a reserve of $1.4 million and $1.5 million related to excess, obsolete or unsalable inventory as of December 31, 2017 and 2016, respectively, which was included in Inventory, net. Inventory, net as of December 31, 2017 is comprised of bulk active pharmaceutical ingredient which we expect to be salable to Servier under the terms of the Restated Agreement and to future emerging markets.

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

Leases

We analyze leases at the inception of each agreement for classification as either an operating or capital lease. Certain of our lease agreement terms include rent holidays, rent escalation clauses and incentives for leasehold improvements. We recognize deferred rent relating to incentives for rent holidays and leasehold improvements and amortize the deferred rent over the term of the leases as a reduction of rent expense. For rent escalation clauses, we recognize rent expense equal to the amount of total minimum lease payments on a straight-line basis over the term of the lease. A deferred liability recognized in connection with the December 2017 sublease arrangement is amortized over the term of the sublease as a reduction of rent expense.

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

At December 31, 2017 and 2016, the carrying value of financial instruments such as receivables and payables approximated their fair values due to their short-term maturities. The carrying value of our long-term debt approximated its fair value at December 31, 2017 and 2016 based on borrowing rates for similar loans and maturities.

Contingencies

We record liabilities associated with loss contingencies to the extent that we conclude that the occurrence of the contingency is probable and that the amount of the related loss is reasonably estimable. We record income from gain contingencies only upon the realization of assets resulting from the favorable outcome of the contingent event. See Note 11. Collaboration, Licensing and Milestone Agreements and Note 18. Legal Proceedings for further information regarding our current gain and loss contingencies.

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

Product Sales
PIXUVRI was sold primarily through a limited number of wholesale distributors. We generally record product sales upon receipt of the product by the health care providers and certain distributors at which time title and risk of loss pass. Product sales are recorded net of distributor discounts, estimated government-mandated rebates, trade discounts, and estimated product returns. Reserves are established for these deductions and actual amounts incurred are offset against the applicable reserves. We reflect these reserves as either a reduction in the related account receivable or as an accrued liability depending on the nature of the sales deduction. These estimates are periodically reviewed and adjusted as necessary. As of April 2017, Servier has the exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions). As a result, we no longer have product sales. See Note 11. Collaboration, Licensing and Milestone Agreements for further details.

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

Milestone payments under collaboration agreements are generally aggregated into three categories for reporting purposes: (1) development milestones, (2) regulatory milestones and (3) sales milestones. Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases. Regulatory milestones are typically payable (1) upon submission for marketing approval with the FDA or with the regulatory authorities of other countries, and (2) upon receipt of actual marketing approvals for the compound or for additional indications. Sales milestones are typically payable when annual sales reach certain levels.

At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (1) the consideration is commensurate with either (a) the entity's performance to achieve the milestone, or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (2) the consideration relates solely to past performance and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Non-refundable development and regulatory milestones that are expected to be achieved as a result of our efforts during the period of substantial involvement are considered substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met.

We follow ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the accounting for reimbursement arrangements under collaborative research and development and commercialization agreements.

Cost of Product Sold

Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties, and other costs of PIXUVRI product sold. Cost of product sold also includes allowances, if any, for excess inventory that may expire and become unsalable.

Research and Development Expenses

Research and development costs are expensed as incurred in accordance with the FASB ASC 730, Research and Development. Research and development expenses include related salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. In instances where we enter into agreements with third parties for research and development activities, we may prepay fees for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or receipt of deliverables. We expense upfront license payments related to acquired technologies that have not yet reached technological feasibility and have no alternative future use.

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

The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange gain of $4.3 million and unrealized foreign exchange losses of $1.2 million and $2.6 million were recorded in the cumulative foreign currency translation adjustment account for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the intercompany balance due from CTILS was €26.2 million and €29.7 million, respectively (or $31.4 million and $31.2 million upon conversion from euros as of December 31, 2017 and 2016, respectively).

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

Net Loss per Share

Basic net loss per common share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per common share excludes the potential conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock, using the if-converted method, and the potential exercise or vesting of other dilutive securities, such as options, warrants and restricted stock, using the treasury stock method, as their inclusion would have an anti-dilutive effect.

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

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosures in certain circumstances. The accounting standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard in the fourth quarter of 2016 did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued new accounting guidance for employee share-based payments accounting. The accounting standard primarily affects the accounting for forfeitures, minimum statutory tax withholding requirements, and income tax effects related to share-based payments at settlement (or expiration). The accounting guidance is effective for annual reporting periods beginning after December 15, 2016 (including interim periods within those periods). We have historically maintained a full valuation allowance against deferred tax assets. The adoption of this standard in the first quarter of 2017 did not have a material impact on our consolidated financial statements, and we will continue to estimate expected forfeitures.

In November 2016, the FASB issued accounting guidance which amends ASC 230, Statement of Cash Flows, to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. We will adopt the new standard in the first quarter 2018 using the modified retrospective method. We have completed the impact on our customer contracts and do not expect the implementation of ASU 2014-09 to have a material quantitative impact on our consolidated financial statements. Under the new standard, such customer arrangements will be accounted for as variable consideration, which may result in revenue being recognized earlier provided we can reliably estimate the ultimate price expected to be realized from the customer. In addition, we do not expect a material cumulative effect adjustment to Retained earnings upon adoption of the standard on January 1, 2018. Adoption of the new standard will also result in additional revenue-related disclosures in the footnotes to our consolidated financial statements.

In February 2016, the FASB issued a new accounting guidance on accounting for leases which requires lessees to recognize virtually all of their leases (other than leases that meet the definition of a short-term lease) on the balance sheet. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory

The components of PIXUVRI inventories consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Finished goods	$394	$477
Work-in-process	1,523	2,558
Inventory, gross	$1,917	$3,035
Reserve for excess, obsolete or unsalable inventory	$(1,367)	$(1,510)
Inventory, net	$550	$1,525

3. Property and Equipment

Property and equipment are composed of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Furniture and office equipment	$4,552	$6,521
Leasehold improvements	5,168	5,106
Lab equipment	209	201
	9,929	11,828
Less: accumulated depreciation and amortization	(7,564)	(8,805)
Property and equipment, net	$2,365	$3,023

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0.7 million, $0.8 million and $1.0 million, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Clinical and investigator-sponsored trial expenses	$5,019	$7,303
Employee compensation and related expenses	4,432	6,364
Manufacturing expenses	2,637	7,616
Legal expenses	537	1,037
Selling expenses	143	136
Insurance financing	575	888
Interest expenses	93	2
Other	454	1,419
Total accrued expenses	$13,890	$24,765

5. Leases

Lease Agreements

In January 2012, we entered into an operating lease agreement with Selig Holdings Company LLC to lease approximately 66,000 square feet of office space in Seattle, Washington for a term of 120 months, commencing May 1, 2012. We have two five-year options to extend the term of the lease at a market rate determined according to the lease. The initial rent amount was based on $27.00 per square foot per annum, but no payments were due during the initial five months of the lease term. Rent increases three percent over the prior year’s amount for each year thereafter for the duration of the lease. In addition, we were provided an allowance of $3.3 million for certain tenant improvements made by us.

In December 2017, we entered into an agreement to sublease approximately 44,000 square feet of our Seattle office space. No payments are due through May 2018, after which monthly rent is due through the sublease termination date in April 2022. Monthly sublease rent increases by a minor amount each January 1. In connection with the sublease, we recognized a loss and a deferred liability of $1.6 million, representing future rental payments plus related expenses in excess of the future sublease payments to be received. The loss was recorded in Selling, general and administrative expense during the year ended December 31, 2017. Other current liabilities and Other liabilities in the consolidated balance sheet include $0.8 million and $0.6 million, respectively, related to the sublease agreement as of December 31, 2017 .

Rent expense, net of sublease-related income of $0.1 million for the year ended December 31, 2017, amounted to $1.6 million, $2.0 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future Minimum Lease Payments

Future minimum lease commitments for non-cancelable operating leases, net of sublease rentals, at December 31, 2017 were as follows (in thousands):

	Operating	Sublease
	Leases	Rentals	Net
2018	$2,487	$771	$1,716
2019	2,532	1,365	1,167
2020	2,584	1,410	1,174
2021	2,580	1,454	1,126
2022	868	499	369
Thereafter	—	—	—
Total minimum lease commitments	$11,051	$5,499	$5,552

6. Other Liabilities

Other liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred rent, less current portion	$3,050	$3,011
Other long-term obligations	2,419	604
Total other liabilities	$5,469	$3,615

Deferred rent, less current portion as of December 31, 2017 and 2016 includes amounts related to incentives for rent holidays and leasehold improvements associated with our operating lease for office space. In addition, deferred rent, less current portion as of December 31, 2017 includes $0.6 million of deferred liability related to the sublease of Seattle office space as discussed in Note 5. Leases.

Other long-term obligations as of December 31, 2017 include a fee in the amount of $1.4 million payable to Silicon Valley Bank. See Note 7, Long-term Debt, for additional information.

7. Long-term Debt

Silicon Valley Bank

In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, for a senior secured term loan of up to $18.0 million. The first $16.0 million of the term loan was funded in November 2017, and the remaining $2.0 million is available at our option at any time from the occurrence of the Milestone Event (as defined below) through July 31, 2018, subject to the satisfaction of certain conditions. The loan proceeds were used to repay in full all outstanding indebtedness under the Loan and Security Agreement with Hercules as discussed below and to fund our general business requirements. We were required to maintain unrestricted and unencumbered cash in an amount equal to at least $16.0 million under the terms of Loan and Security Agreement, and as such, $16.0 million of our cash was legally restricted as of December 31, 2017 and held as a compensating balance against the term loan. The restriction was subsequently removed in January 2018. See Note 1. Description of Business and Summary of Significant Accounting Policies for further details regarding restricted cash.

The Milestone Event is defined as our receipt of evidence satisfactory to SVB, in its sole but reasonable discretion, that we have received a positive opinion from the EMA for our pacritinib product.

The term loan is repayable over 36 months after an initial interest-only period of at least 12 months after closing, which will be extended to 18 months upon the occurrence of the Milestone Event. The interest rate on the term loan floats at a rate per annum equal to the greater of 2.5 percent above the prime rate and 6.75 percent. We may elect to prepay some or all of the loan balance at any time subject to a prepayment fee. A fee in the amount of 9 percent of the total principal amount funded to us is payable to SVB on the date on which the term loan is paid or becomes due and payable in full. Such fee in the amount of $1.4 million was included in Other liabilities in the consolidated balance sheet as of December 31, 2017. The loan obligations are secured by a first priority security interest on substantially all of our personal property except our intellectual property, and subject to certain other exceptions.

In addition, we issued warrants to SVB and Life Science Loans II, LLC, pursuant to a participation arrangement among SVB, Loan Manager II, LLC and Life Science Loans II, LLC, to purchase up to 190,140 shares of our common stock. Warrants underlying 169,014 shares of our common stock are initially exercisable at any time prior to November 28, 2027. Warrants underlying 21,126 shares of our common stock will become exercisable when the remaining $2.0 million of the term loan is funded to us. The initial exercise price of the warrants is $2.84 per share of our common stock.

In connection with the Loan and Security Agreement, we recorded debt discount and debt issuance costs of $1.9 million and $0.1 million, respectively, of which $1.9 million and $0.1 million was unamortized as of December 31, 2017, respectively. The outstanding principal balance on the term loan was $16.0 million as of December 31, 2017.

Hercules

In March 2013, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules, providing for a senior secured term loan of up to $15.0 million. In March 2014, we entered into a First Amendment to the Loan Agreement, which modified certain terms applicable to the loan balance then-outstanding of $15.0 million and provided us with the option to borrow an additional $5.0 million.

In June 2015, we entered into a Third Amendment to the Loan Agreement, or the Third Amendment. Under the Third Amendment, Hercules agreed to provide term loans in an aggregate principal amount of up to $25.0 million, inclusive of the principal balance outstanding immediately prior to closing of the Third Amendment of $13.8 million, or collectively, the Term Loan Borrowings. We drew $6.2 million upon closing of the Third Amendment, resulting in a then-outstanding principal balance of $20.0 million under the Term Loan Borrowings. The remaining $5.0 million was available for borrowing at our option through June 30, 2016, subject to certain conditions. In connection with the Third Amendment, we paid a commitment fee of $15,000 and a facility charge of $0.3 million. The provision under the Loan Agreement requiring us to pay a fee to Hercules of $1.3 million on the date of repayment of the borrowings thereunder was amended pursuant to the Third Amendment, such that the fee was paid in October 2016.

In connection with the Third Amendment, we issued a warrant to Hercules to purchase shares of common stock. The warrant is exercisable for five years from the date of issuance for 29,239 shares of common stock at an initial exercise price of $17.10 per share. The warrant did not meet the considerations necessary for equity classification under the applicable authoritative guidance. As such, we determined that the warrant was a liability instrument with changes in fair value recognized through earnings at each reporting period. The warrant was categorized as Level 2 in the fair value hierarchy as the significant inputs used in determining fair value were considered observable market data. As of the issuance date, we estimated the fair value of the warrant to be $0.4 million. Upon expiry of the exercise price adjustment provision in December 2015, the then-estimated fair value of the warrant of $0.2 million was reclassified from liability to equity.

The modified terms under the Third Amendment were considered substantially different as compared to the terms of the Loan Agreement immediately prior to the Third Amendment, pursuant to ASC 470-50, Modification and Extinguishment. As such, the Third Amendment was accounted for as a debt extinguishment, resulting in a loss on debt extinguishment of $1.2 million, which is included in Other non-operating expense for the year ended December 31, 2015.

In December 2015, we entered into a Fourth Amendment to the Loan Agreement, or the Fourth Amendment, pursuant to which Hercules funded the remaining $5.0 million term loan available under the facility, resulting in a then-outstanding principal balance of $25.0 million.

In November 2017, we repaid the then-outstanding principal balance of $14.3 million in full, using the proceeds from the the Loan and Security Agreement with SVB as discussed above. Accordingly, among other things, (1) all obligations under the Loan Agreement and all related documents have been paid, satisfied, released and discharged in full, (2) all unfunded commitments to make credit extensions or financial accommodations to us or any other person under the Loan Agreement have been automatically and irrevocably terminated, and (3) our obligations under the Loan Agreement and all related documents have been automatically and irrevocably terminated (other than with respect to customary provisions and agreements that are expressly specified to survive the termination). Upon full repayment of the principal in November 2017, we wrote-off the then-unamortized debt discount balance of $0.1 million to a loss on debt extinguishment, which was recorded in Other non-operating expense for the year ended December 31, 2017.

Baxalta

In November 2013, we entered into a Development, Commercialization and License agreement, or the Pacritinib License Agreement, with Baxter International Inc., or Baxter, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas. Baxalta has been assigned Baxter’s rights and obligations under the Pacritinib License Agreement. In June 2015, we entered into the First Amendment to the Pacritinib License Agreement, or the Pacritinib License Amendment, pursuant to which two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Pacritinib License Agreement relating to the following: the $12.0 million development milestone payment payable in connection with the regulatory submission of the Marketing Authorization Application, or the MAA, to the EMA with respect to pacritinib, or the MAA Milestone, and the $20.0 million development milestone payment payable in connection with the first treatment dosing of the 300th patient enrolled per the protocol in PERSIST-2, or the PERSIST-2 Milestone. Under the Pacritinib License Amendment, each of the two milestone advances bore interest at an annual rate of 9% until the earlier of the date of the first occurrence of the respective milestone or the date that the respective advance plus accrued interest was repaid in full. In January 2016 and February 2016, we successfully achieved the $20.0 million PERSIST-2 Milestone and the $12.0 million MAA Milestone, respectively, which were recorded in License and contract revenue for the year ended December 31, 2016.

See Note 11. Collaboration, Licensing and Milestone Agreements for further details regarding our agreements with Baxalta.

8. Preferred Stock

Series N-1 Preferred Stock

In October 2015, in an underwritten public offering, we issued 50,000 shares of Series N-1 convertible preferred stock, or Series N-1 Preferred Stock, for gross proceeds of $50.0 million before deducting underwriting commissions and discounts and other offering costs of approximately $3.4 million, including $3.0 million in underwriting commissions and discounts.

Each share of Series N-1 Preferred Stock was convertible at the option of the holder and was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series N-1 Preferred Stock, plus any declared and unpaid dividends, and any other payments that would have been due on such shares, before any distribution of assets would have been made to holders of capital stock ranking junior to the Series N-1 Preferred Stock. The Series N-1 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series N-1 Preferred Stock had no voting rights, except as otherwise expressly provided in the amended articles or as otherwise required by law.

In October 2015, all 50,000 shares of Series N-1 Preferred Stock were converted into 4.0 million shares of common stock at a conversion price of $12.50 per share. During the year ended December 31, 2015, we recognized $3.2 million in deemed dividends on preferred stock related to the beneficial conversion feature on our Series N-1 Preferred Stock.

Series N-2 Preferred Stock

In December 2015, in an underwritten public offering, we issued 55,000 shares of Series N-2 Preferred Stock for gross proceeds of $55.0 million before deducting underwriting commissions and discounts and other offering costs of approximately $2.6 million, including $2.2 million in underwriting commissions and discounts.

Each share of Series N-2 Preferred Stock was convertible at the option of the holder (subject to a limited exception) and was entitled to a liquidation preference equal to the initial stated value of $1,000 per share of Series N-2 Preferred Stock, plus any declared and unpaid dividends, and any other payments that would have been due on such shares, before any distribution of assets would have been made to holders of capital stock ranking junior to the Series N-2 Preferred Stock. The Series N-2 Preferred Stock was not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series N-2 Preferred Stock had no voting rights, except as otherwise expressly provided in the amended articles or as otherwise required by law.

In December 2015, all 55,000 shares of Series N-2 Preferred Stock were converted into 5.0 million shares of common stock at a conversion price of $11.00 per share. There was no beneficial conversion feature on Series N-2 Preferred Stock.

Series N-3 Preferred Stock

In June 2017, in an underwritten public offering, we issued 22,500 shares of Series N-3 Preferred Stock for gross proceeds of $45.0 million before deducting underwriting commissions and discounts and other offering costs of approximately $2.3 million. BVF Partners L.P., or BVF, an existing shareholder of the Company, was one of our investors in this offering. See
Note 17. Related Party Transactions for further details.

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

In June 2017, 21,925 shares of Series N-3 Preferred Stock were converted into 14.6 million shares of common stock at a conversion price of $3.00 per share. For the year ended December 31, 2017, we recognized $4.4 million in deemed dividends on preferred stock related to the beneficial conversion feature on our Series N-3 Preferred Stock. There were 575 shares of Series N-3 Preferred Stock outstanding as of December 31, 2017.

In February 2018, 575 shares of Series N Preferred Stock owned by certain affiliates of BVF Partners L.P., or collectively, BVF, along with 8.0 million shares of our common stock owned by BVF were exchanged for 12,575 shares of Series O Preferred Stock. See Note 17. Related Party Transactions for further details.

9. Common Stock

Common Stock Authorized

In April 2016, the Company's Amended and Restated Articles of Incorporation were amended to increase the total number of authorized shares of common stock from 31.5 million to 41.5 million.

In May 2017, the Company's Amended and Restated Articles of Incorporation were amended to increase the total number of authorized shares of common stock from 41.5 million to 81.5 million.

Common Stock Issued

In September 2015, we entered into a subscription agreement with BVF pursuant to which we issued to BVF an aggregate of 1.0 million shares of common stock at a purchase price per share of $15.70. The shares of common stock were offered directly to BVF without a placement agent or underwriter. The net proceeds from the offering, after deducting offering expenses, were approximately $15.1 million.

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of December 31, 2017 (in thousands):

Equity incentive plans	5,920
Option agreement with Adam R. Craig	1,120
Common stock purchase warrants	219
Series N-3 convertible preferred stock	383
Employee stock purchase plan	184
Total common stock reserved	7,826

Warrants

Warrants to purchase up to 29,239 shares of our common stock with an exercise price of $17.10 per share, issued in connection with the Third Amendment to the Loan Agreement with Hercules in June 2015, were outstanding as of December 31, 2017.

Warrants to purchase up to 190,140 shares of our common stock with an exercise price of $2.84 per share, issued in connection with the Loan and Security Agreement with SVB, were outstanding as of December 31, 2017.

See Note 7. Long-term Debt for additional information concerning our warrants.

10. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Gain (Loss) and Impairment on Available-For-Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange (Loss) Gain on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2016	$(6)	$(2,902)	$(3,747)	$(6,655)
Current period other comprehensive income (loss)	7	(3,927)	4,303	383
December 31, 2017	$1	$(6,829)	$556	$(6,272)

In the first quarter of 2016, we recognized an other-than-temporary impairment on available-for-sale securities of $0.5 million in our consolidated statement of operations. The value of available-for-sale securities of $13,500 was included in Prepaid expenses and other current assets as of December 31, 2016. We had no available-for-sale securities as of December 31, 2017.

11. Collaboration, Licensing and Milestone Agreements

Servier

In September 2014, we entered into an Exclusive License and Collaboration Agreement, or the Original Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier. In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier, pursuant to which the Original Agreement was amended and restated in its entirety.

Under the Restated Agreement, we granted Servier an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions).

In May 2017, we received a non-refundable, non-creditable upfront cash payment of €12.0 million under the terms of the Restated Agreement. This amount included a €2.0 million payment for a milestone relating to EMA approval of an additional third-party manufacturer of PIXUVRI, which was not included in the Original Agreement and was deemed achieved at the time of the Restated Agreement. Subject to the achievement of certain conditions, the Restated Agreement provides for additional milestone payments of up to €76.0 million: up to €36.0 million in potential regulatory milestone payments (which includes a €1.0 million payment for a regulatory milestone achieved in September 2017 as discussed below), and up to €40.0 million in potential sales-based milestone payments. We have determined that all the regulatory milestones, other than the €2.0 million milestone mentioned above, are substantive due to significant uncertainty involved in each milestone, and will be recognized as revenue upon achievement of the respective milestones, assuming all other revenue recognition criteria are met. We have also determined that the sales-based milestone payments are contingent consideration and will be recognized as revenue in the period in which the respective revenue recognition criteria are met.

We are eligible to receive tiered royalty payments on net sales of products containing PIXUVRI, ranging from a low double-digit percentage up to a percentage in the low twenties, subject to certain reductions of up to mid-double-digit percentages under certain circumstances. Royalties are subject to expiration upon certain events, including upon expiration of exclusivity rights to products containing PIXUVRI in the respective country.

Under the Restated Agreement, with the exception of the conclusion of the PIX306 trial and certain other services,
Servier will be responsible for development, commercialization and manufacturing activities within its territory. We entered into a commercialization transition plan whereby we transferred to Servier medical affairs and commercialization activities relating to the Licensed Products in Israel, Turkey, Germany, Austria, the United Kingdom, Denmark, Finland, Norway and Sweden, or collectively, the Transition Territory. Upon completion of the commercialization transition plan, we terminated or assigned certain distributor and wholesaler contracts to Servier in the Transition Territory. Each party is responsible for the manufacture and supply of drug products and substances in their respective territories. We record reimbursements received from Servier for their portion of operating expenses we pay on their behalf as revenue and the full amount of costs as operating expenses in the statements of operations.

The Restated Agreement will expire on a country-by-country basis upon the expiration of the royalty terms in the countries in the Servier territory, at which time all licenses granted to Servier would become perpetual and royalty-free. Each party may terminate the Restated Agreement in the event of an uncured repudiatory breach of the other party’s obligations. Subject to applicable notification periods, Servier may terminate the Restated Agreement on a country-by-country basis upon 30 days’ written notice in the event of (1) certain safety or public health issues relating to the Licensed Product, (2) suspension or withdrawal of marketing authorizations and (3) without cause. In the event of a termination prior to the expiration date, rights granted to Servier will terminate, subject to certain exceptions.

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

License	$11,487
Development and other services	1,348
Total upfront payment	$12,835

We estimated the selling price of the license using the income approach that values the license by discounting direct cash flow expected to be generated over the remaining life of the license, net of cash flow adjustments related to working capital.The estimates and assumptions include, but are not limited to, estimated market opportunity, expected market share, and contractual royalty rates. We estimated the selling price of the development services deliverable, which includes personnel costs as well as third-party costs for applicable services and supplies, by discounting estimated expenditures for services to the date of the Restated Agreement. We concluded that a change in the key assumptions used to determine the best estimate of the selling price for the license deliverable would not have a significant effect on the allocation of the arrangement consideration.

During the year ended December 31, 2017, we recognized $11.5 million of consideration allocated to the license as revenue upon delivery of the license and the satisfaction of the remaining revenue recognition criteria. The $1.3 million consideration allocated to development and other services was recorded as deferred revenue. During the year ended December 31, 2017, $0.5 million of other services consideration was recognized as revenue; the remaining $1.4 million is included in deferred revenue in the consolidated balance sheet as of December 31, 2017.

In September 2017, we attained a regulatory milestone under the Restated Agreement and recognized a €1.0 million milestone revenue (or $1.2 million using the currency exchange rate as of the date the milestone was achieved).

Of the potential milestone payments under the Original Agreement, we received a €1.5 million (or $1.7 million upon conversion from euros as of the date we received the funds) milestone payment in February 2015 relating to the attainment of reimbursement approval for PIXUVRI in Spain. In December 2016, we recorded €7.5 million in milestone revenue (or $8.0 million upon conversion from euros as of the date we achieved the milestone) relating to the attainment of a certain enrollment event in connection with our PIX306 study. This was included in Receivable from collaborative arrangements as of December 2016, and we received the funds in January 2017. These milestone revenues were accounted for under the milestone method of accounting since this milestone was determined to be substantive at the inception of the arrangement.

Other operating (income) expense, net for the years ended December 31, 2015 and December 31, 2016, includes $0.3 million and $0.8 million, respectively, for payments made to Novartis International Pharmaceutical Ltd. in connection with the milestone payments received in February 2015 and January 2017, respectively, as discussed above.

In February 2016, we entered into an agreement with one of Servier's affiliates whereby we conduct the pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. During the years ended December 31, 2017 and 2016, $0.1 million and $0.5 million, respectively, of expense reimbursements in relation to this study was included in development services revenue. There was no such revenue during the year ended December 31, 2015. We expect to receive no such development services revenue in future periods as the pharmacokinetic sub-study was completed in September 2017.

Teva

Pursuant to an acquisition agreement entered into with Cephalon, Inc., or Cephalon, in June 2005, we have the right to receive up to $100.0 million in payments upon achievement of specified sales and development milestones related to TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. As of December 31, 2017, we have received $40.0 million of such potential milestone payments as a result of having achieved certain sales milestones. For each of the years ended December 31, 2017 and 2015, we received $10.0 million from Teva upon the achievement of worldwide net sales milestones of TRISENOX, which was included in license and contract revenue. We received no milestone payment from Teva during the year ended December 31, 2016. In February 2018, we received a $10.0 million milestone payment related to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. The achievement of the remaining milestones is uncertain at this time.

Baxalta

In November 2013, we entered into the Pacritinib License Agreement with Baxter for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas. Baxter assigned its rights and obligations under the Pacritinib License Agreement to Baxalta. Under the Pacritinib License Agreement, we granted to Baxter an exclusive, worldwide (subject to our certain co-promotion rights in the U.S.), royalty-bearing, non-transferable, and (under certain circumstances outside of the U.S.) sub-licensable license to our know-how and patents relating to pacritinib. We received an upfront payment of $60.0 million upon execution of the Pacritinib License Agreement, which included an equity investment of $30.0 million to acquire our Series 19 Preferred Stock.

We allocated the fixed and determinable Pacritinib License Agreement consideration of $30.0 million based on the percentage of the relative selling price of each unit of accounting. Of the $30.0 million consideration, $27.3 million was allocated to the license and $2.7 million was allocated to the development services. The amount allocated to development services was initially deferred and recognized as revenue based on a proportional performance method. During the years ended December 31, 2016 and 2015, $1.0 million and $0.8 million, respectively, of development services was recognized as revenue. There was no deferred revenue relating to the development services in the balance sheet as of December 31, 2017 and 2016 due to our entry into the Asset Return and Termination Agreement with Baxalta in October 2016 as discussed below.

Under the Pacritinib License Agreement, we were responsible for all development costs incurred prior to January 1, 2014 as well as up to approximately $96.0 million on or after January 1, 2014 for U.S. and E.U. development costs, subject to potential adjustment in certain circumstances. All development costs exceeding such threshold were generally shared with Baxalta. We recorded development cost reimbursements received from Baxalta as license and contract revenue in the consolidated statements of operations, and we recorded the full amount of development costs as research and development expense. During the year ended December 31, 2016, we recorded $11.4 million of development services revenue relating to reimbursable development costs from Baxalta under the terms of the Pacritinib License Agreement. There was no such revenue recorded during the years ended December 31, 2017 and December 31, 2015.

In June 2015, we entered into the Pacritinib License Amendment to the Pacritinib License Agreement. Pursuant to the Pacritinib License Amendment, two potential milestone payments in the aggregate amount of $32.0 million from Baxalta to us were accelerated from the schedule contemplated by the Pacritinib License Agreement. Refer to the Note 7. Long-term Debt for further details regarding these milestone advances received. During the first quarter of 2016, we achieved these milestones and recorded $32.0 million in license and contract revenue for the year ended December 31, 2016.

In October 2016, we entered into the Asset Return and Termination Agreement (the “Termination Agreement”) with Baxalta. Pursuant to the Termination Agreement, the Pacritinib License Agreement was terminated in its entirety (other than with respect to certain customary provisions that survive termination, including those pertaining to confidentiality and indemnification), the Pacritinib License Agreement has no further force or effect, and all rights and obligations of the Company and Baxalta under the Pacritinib License Agreement were terminated. In connection with this termination, we recorded a gain of $5.9 million which was included in Other operating (income) expense for the year ended December 31, 2016.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the Termination Agreement and are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. In addition, under the Termination Agreement, we are required to make a milestone payment to Baxalta in the amount of approximately $10.3 million upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib.

Novartis

In January 2014, we entered into a Termination Agreement, or the Novartis Termination Agreement, with Novartis to reacquire the rights to PIXUVRI and Opaxio, or collectively, the Compounds, previously granted to Novartis under our License and Co-Development Agreement with Novartis, as amended, or the Original Novartis Agreement. Pursuant to the Novartis Termination Agreement, the Original Novartis Agreement was terminated in its entirety, other than with respect to certain customary provisions, including those pertaining to confidentiality and indemnification, which survive termination.

Under the Novartis Termination Agreement, we agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of the Compounds unless the transferee/licensee/sublicensee agrees to be bound by the terms of the Novartis Termination Agreement. We also agreed to provide potential payments to Novartis, including a percentage ranging from the low double-digits to the mid-teens, of any consideration received by us or our affiliates in connection with any transfer, license, sublicense or other grant of rights with respect to intellectual property of the Compounds, provided that such payments would not exceed certain prescribed ceilings in the low-single digit millions. Novartis is entitled to receive potential payments of up to $16.6 million upon the achievement of certain sales milestones of the Compounds. Novartis is also eligible to receive tiered low single-digit percentage royalty payments for the first several hundred million in annual net sales, and ten percent royalty payments thereafter based on annual net sales of each Compound, subject to reduction in the event generic drugs are introduced and sold by a third party, causing the sale of the Compounds to fall by a percentage in the high double-digits. Notwithstanding the foregoing, royalty payments for the Compounds are subject to certain minimum floor percentages in the low single-digits.

University of Vermont

In March 1995, the University of Vermont, or UVM, entered into an agreement, or the UVM Agreement, which, as amended in March 2000, grants us an exclusive, sublicensable license for the rights to PIXUVRI. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use PIXUVRI. We are obligated to make royalty payments to UVM that range from low-single digits to mid-single digits as a percentage of net sales. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after first commercialization of PIXUVRI, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of PIXUVRI in those countries where no such patents exist. We may terminate the UVM Agreement, on a country-by-country basis or on a patent-by-patent basis, at any time upon advance written notice. UVM may terminate the UVM Agreement upon advance written notice in the event royalty payments are not made. In addition, either party may terminate the UVM Agreement (1) in the event of an uncured material breach of the UVM Agreement by the other party or (2) in the event of bankruptcy of the other party.

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

The Vernalis License Agreement will terminate when the royalty obligations expire, although the parties have early termination rights under certain circumstances, including the following: (1) we have the right to terminate, with three months’ notice, upon the belief that the continued development of tosedostat or any of the other licensed compounds is not commercially viable, (2) Vernalis has the right to terminate in the event of our uncured failure to pay sums due, and (3) either party has the right to terminate in the event of the other party’s uncured material breach or insolvency.

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, or GOG, now part of NRG Oncology, in March 2004, as amended, related to the GOG-212 trial of Opaxio in patients with ovarian cancer. Pursuant to the terms of such agreement, we made a milestone payment of $0.5 million relating to the transfer of final datasets during the second quarter of 2017. The agreement was terminated in May 2017. No further development of Opaxio is planned.

PG-TXL

In November 1998, we entered into an agreement with PG-TXL, as amended in February 2006, or the PG-TXL Agreement, which granted us an exclusive worldwide license for the rights to Opaxio and to all potential uses of PG-TXL’s polymer technology. Pursuant to the PG-TXL Agreement, we acquired the rights to research, develop, manufacture, market and sell anti-cancer drugs developed using this polymer technology. Pursuant to the PG-TXL Agreement, we were obligated to make payments to PG-TXL of up to $14.4 million upon the achievement of certain development and regulatory milestones. The timing of the remaining milestone payments under the PG-TXL Agreement was based on trial commencements and completions for compounds protected by PG-TXL license rights, and regulatory and marketing approval of those compounds by the FDA and the EMA. Additionally, we were required to make royalty payments to PG-TXL ranging from low to mid-single digits as a percentage of net sales. In February 2017, we terminated our agreement with PG-TXL and the exclusive worldwide license for rights to Opaxio and certain polymer technology thereunder.

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

12. Share-Based Compensation

Share-Based Compensation Expense

Share-based compensation expense for all share-based payment awards made to employees and directors is measured based on the grant-date fair value estimated in accordance with GAAP. We recognize share-based compensation using the straight-line, single-award method based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

During the years ended December 31, 2017, 2016 and 2015, we recognized share-based compensation expense which consisted of the following types of awards (in thousands):

	2017	2016	2015
Performance rights	$—	$575	$3,155
Restricted stock	1,015	4,199	8,656
Options	4,731	8,550	3,017
Total share-based compensation expense	$5,746	$13,324	$14,828

The following table summarizes share-based compensation expense for the years ended December 31, 2017, 2016 and 2015, which was allocated as follows (in thousands):

	2017	2016	2015
Research and development	$911	$2,320	$3,964
Selling, general and administrative	4,835	11,004	10,864
Total share-based compensation expense	$5,746	$13,324	$14,828

Share-based compensation had a $5.7 million, $13.3 million and $14.8 million effect on our net loss attributable to common shareholders, which resulted in a $(0.16), $(0.48) and $(0.79) effect on basic and diluted net loss per common share for the years ended December 31, 2017, 2016 and 2015, respectively. It had no effect on cash flows from operations or financing activities for the periods presented; however, during the years ended 2017, 2016 and 2015, we repurchased 21,000,

35,000 and 32,000 shares of our common stock totaling $0.1 million, $0.4 million and $0.6 million, respectively, for cash in connection with the vesting of employee restricted stock awards based on taxes owed by employees upon vesting.

As of December 31, 2017, unrecognized compensation cost related to unvested stock options, restricted stock awards and restricted stock units amounted to $9.9 million, which will be recognized over the remaining weighted-average requisite service period of 2.28 years. The unrecognized compensation cost related to unvested options and restricted stock does not include the value of performance-based awards.

For the years ended December 31, 2017, 2016 and 2015, no tax benefits were attributed to share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Stock Plans

In May 2017, the Company's 2017 Equity Incentive Plan, or the 2017 Plan, was approved by the Company's shareholders, and no additional awards will be granted under the 2015 Equity Incentive Plan, or the 2015 Plan.

The Company's 2007 Employee Stock Purchase Plan, as amended and restated in August 2009 and September 2015, or the Purchase Plan, was amended in September 2015 to increase the maximum number of shares of the Company’s common stock authorized for issuance by 0.2 million shares. Refer to Employee Stock Purchase Plan below for further details.

Pursuant to our 2017 Plan, we may grant the following types of incentive awards: (1) stock options, including incentive stock options and non-qualified stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units and (5) cash awards. The 2017 Plan is administered by the Compensation Committee of our Board, which has the discretion to determine the employees and consultants who shall be granted incentive awards. The Board retained sole authority under the 2017 Plan with respect to non-employee directors’ awards, although the Compensation Committee has authority under its charter to make recommendations to the Board concerning such awards. Options expire 10 years from the date of grant, subject to the recipients continued service to the Company.

As of December 31, 2017, 8.3 million shares were authorized for issuance, of which 24,000 shares of common stock were available for future grants, under the 2017 Plan.

Stock Options

Fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.9%	1.2%	1.7%
Expected dividend yield	None	None	None
Expected life (in years)	5.2	4.0	5.3
Volatility	83%	75%	80%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available for U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid dividends on our common stock and do not currently expect to do so in the future. The expected term of options represents the period that our options are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised options. Consideration was given to the contractual terms of our options, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry.

Our stock price volatility and option lives, both of which impact the fair value of options calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option, involve management’s best estimates. As we recognize compensation expense for only the portion of options expected to vest, we apply estimated forfeiture rates that we derive from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

The following table summarizes stock option activity for all of our stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2014 (317,400 exercisable)	492,000	$31.39
Granted	1,149,000	$13.94
Exercised	(8,000)	$13.98
Forfeited	(62,000)	$21.70
Cancelled and expired	(12,000)	$242.92
Outstanding at December 31, 2015 (436,100 exercisable)	1,559,000	$17.45
Granted	1,511,000	$6.43
Exercised	—	$—
Forfeited	(128,000)	$9.07
Cancelled and expired	(136,000)	$25.58
Outstanding at December 31, 2016 (1,913,000 exercisable)	2,806,000	$11.44
Granted	4,450,000	$3.68
Exercised	—	$—
Forfeited	(378,000)	$6.27
Cancelled and expired	(210,000)	$24.33
Outstanding at December 31, 2017	6,668,000	$6.15	7.0	$—
Vested or expected to vest at December 31, 2017	6,410,000	$6.26	6.9	$9
Exercisable at December 31, 2017	2,500,000	$9.83	3.2	$—

The weighted average exercise price of options exercisable at December 31, 2017, 2016 and 2015 was $9.83, $12.58 and $25.71, respectively. The weighted average grant-date fair value of options granted during 2017, 2016 and 2015 was $2.47, $3.01 and $9.17 per option, respectively.

In March 2017, Dr. Adam R. Craig, our President and CEO, was granted stock options to purchase 1.2 million shares of common stock at an exercise price of $4.24 per share. The stock options have a maximum term of ten years and vest in six equal semi-annual installments over the three-year period beginning March 20, 2017, subject to his continued employment through the applicable vesting dates and acceleration under certain circumstances. The stock options were granted in connection with his entering into employment with the Company as President and CEO. A portion of the stock options covering 80,000 shares were granted under the 2015 Plan. The balance of such stock options were granted in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted Stock

We issued 2,000, 270,000 and 570,000 shares of restricted stock awards in 2017, 2016 and 2015, respectively. The weighted average grant-date fair value of restricted stock awards issued during 2017, 2016 and 2015 was $5.78, $5.64 and $20.61, respectively. Additionally, 39,000, 97,000 and 177,000 shares of restricted stock awards were cancelled during 2017, 2016 and 2015, respectively.

The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $1.3 million and $7.3 million, respectively.

A summary of the status of nonvested restricted stock awards as of December 31, 2017 and changes during the period then ended, is presented below:

	Nonvested Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2016	183,000	$12.76
Issued	2,000	$5.78
Vested	(83,000)	$9.43
Forfeited	(39,000)	$14.39
Nonvested at December 31, 2017	63,000	$15.93

We issued 20,000, 187,000 and 46,000 restricted stock units during 2017, 2016 and 2015, respectively, and cancelled 13,000 restricted stock units during 2015. No restricted stock units were cancelled during 2017 or 2016. The weighted average grant-date fair value of restricted stock units issued during 2017, 2016 and 2015 was $4.97, $5.35 and $15.70, respectively. The total fair value of restricted stock units vested during the year ended December 31, 2017 and 2016 was $0.8 million and $0.2 million, respectively. No restricted stock units vested during the year ended December 31, 2015.

A summary of the status of nonvested restricted stock units as of December 31, 2017 and changes during the period then ended, is presented below:

	Nonvested Units	Weighted Average Grant-Date Fair Value Per Unit
Nonvested at December 31, 2016	187,000	$5.35
Issued	20,000	$4.97
Vested	(187,000)	$5.35
Forfeited	—	$—
Nonvested at December 31, 2017	20,000	$4.97

Long-Term Performance Awards

In November 2011, we granted restricted stock units to our executive officers and directors that became effective on January 3, 2012, or the Long-Term Performance Awards, which was subsequently amended in 2013, 2014 and 2015. The Long-Term Performance Awards vest upon achievement of milestone-based performance conditions, including a market-based condition. If one or more of the underlying performance-based conditions were timely achieved, the award recipient would be entitled to receive a number of shares of our common stock (subject to share limits of the 2007 Plan or 2015 Plan, as applicable), determined by multiplying (1) the award percentage corresponding to that particular performance goal by (2) the total number of outstanding shares of our common stock as of the date that the particular performance goal is achieved.

In September 2015, our Board certified completion of the performance condition relating to pacritinib Phase 3 trial result that satisfies the primary point set forth in the statistical plan then in effect and an aggregate of 0.2 million shares vested to our executive officers and directors. We recognized $2.8 million in share-based compensation upon satisfaction of this performance condition during the year ended December 31, 2015.

In December 2015, the Long-Term Performance Awards were modified so that as to any particular performance goal that was achieved after December 23, 2015 and on or before December 31, 2016, the executive officers would be granted a stock option with respect to the number of shares determined under the formula described above (as opposed to receiving or retaining such number of fully-vested shares of our common stock). Each option had an exercise price equal to the closing price of the Company’s common stock on the grant date (which would be the date the Compensation Committee of our Board certifies the performance goal is achieved) and would be scheduled to vest in semi-annual installments over a period of three years following the grant date.

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

We determined the Long-Term Performance Awards with a market-based performance condition had a grant-date fair value of $3.6 million for the executive officers and director participants. We determined that the market-based performance condition had an incremental fair value of $0.8 million on the first modification date in March 2013 and an additional incremental fair value of $1.8 million on the second modification date in January 2014 for the executive officers and director participants, which were recognized in addition to the then-unamortized fair value as of the modification date over the remaining estimated requisite service period. The December 2015 modification discussed above did not result in incremental fair value. In December 2015, we reversed the total share-based compensation expense of $1.0 million, which was previously recorded for awards granted to directors who agreed to forfeit their Long-Term Performance Awards as part of the derivative lawsuit settlement. See Note 18. Legal Proceedings for further information. We recognized $0.6 million and $0.3 million in share-based compensation expense related to the awards with a market-based condition during the years ended December 31, 2016 and 2015, respectively. There was no compensation expense for the year ended December 31, 2017 as the Long-Term Performance Awards expired on December 31, 2016.

Nonemployee Share-Based Compensation

Share-based compensation expense for awards granted to nonemployees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options and restricted stock awards granted to nonemployees is periodically remeasured as the underlying options or awards vest. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. As of December 31, 2017 and 2016, unvested options to acquire approximately 4,400 shares and 11,000 shares of common stock were outstanding, respectively. We reversed compensation expense of $8,000 during the year ended December 31, 2017 and recorded $16,000 during the year ended December 31, 2016. As of December 31, 2015, there were no unvested options or restricted stock outstanding, and no compensation expense was recorded for the year-ended December 31, 2015.

Employee Stock Purchase Plan

Under the Purchase Plan, eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued approximately 4,000, 10,000 and 700 shares of our common stock to employees in the years ended December 31, 2017, 2016 and 2015, respectively. There are 0.2 million shares of common stock authorized under the Purchase Plan and approximately 0.2 million shares are reserved for future purchases as of December 31, 2017.

13. Employee Benefit Plans

Our U.S. employees participate in the CTI BioPharma Corp. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make discretionary matching contributions based on certain plan provisions. We recorded $0.3 million related to discretionary matching contributions during the year ended December 31, 2017, and $0.2 million during each of the years ended December 31, 2016 and 2015.

14. Shareholder Rights Plan

In December 2009, our Board approved and adopted a shareholder rights plan, or Rights Plan, in which one preferred stock purchase right was distributed for each common share held as of the close of business on January 7, 2010. Initially, the rights are not exercisable, and are attached to and trade with, all of the shares of CTI’s common stock outstanding as of, and issued subsequent to January 7, 2010. In 2012, 2015 and 2017, our Board approved certain amendments to the Rights Plan. The Rights Plan expires on December 2, 2018.

Each right, if and when it becomes exercisable, will entitle the holder to purchase a unit consisting of two ten-thousandth of a share of Series ZZ Junior Participating Cumulative Preferred Stock, no par value per share, at a cash exercise price of $16.00 per unit, subject to standard adjustment in the Rights Plan. The rights will separate from the common stock and become exercisable if a person or group acquires 20% or more of our common stock. Upon acquisition of 20% or more of our common stock, our Board could decide that each right (except those held by a 20% shareholder, which become null and void) would become exercisable entitling the holder to receive upon exercise, in lieu of a number of units of preferred stock, that number of shares of our common stock having a market value of two times the exercise price of the right. In certain circumstances, including if there are insufficient shares of our common stock to permit the exercise in full of the rights, the holder may receive units of preferred stock, other securities, cash or property, or any combination of the foregoing.

In addition, if we are acquired in a merger or other business combination transaction, each holder of a right (except those held by a 20% shareholder which become null and void) would have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the right. Our Board may redeem the rights for $0.0002 per right or terminate the Rights Plan at any time prior to an acquisition by a person or group holding 20% or more of our common stock.

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

All sales of PIXUVRI during the years presented were in Europe. Product sales from PIXUVRI’s major customers as a percentage of total product sales were as follows:

	Year Ended December 31,
	2017	2016	2015
Customer A	61%	60%	41%
Customer B	24%	27%	42%
Customer C	13%	—	—

As of April 2017, Servier has the exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products outside of the U.S. (and its territories and possessions). As a result, we no longer have product sales. See Note 11. Collaboration, Licensing and Milestone Agreements for further details.

The following table depicts long-lived assets based on the following geographic locations (in thousands):

	Year Ended December 31,
	2017	2016
United States	$2,365	$2,990
Europe	—	33
Total long-lived assets	$2,365	$3,023

16. Net Loss Per Share

Basic net loss per share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes the potential conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock, and the potential exercise or vesting of other dilutive securities, such as options, warrants and restricted stock, as their inclusion would have an anti-dilutive effect. Accordingly, diluted net loss per share is the same as basic net loss per share.

The computation of net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net loss attributable to common shareholders	$(45,020)	$(52,009)	$(122,622)
Basic and diluted:
Weighted average shares outstanding	36,569	28,198	19,324
Less weighted average restricted shares outstanding	(124)	(250)	(487)
Shares used in calculation of basic and diluted net loss per common share	36,445	27,948	18,837
Net loss per common share: Basic and diluted	$(1.24)	$(1.86)	$(6.51)

Equity awards, warrants, unvested share rights and other convertible securities aggregating 5.2 million shares, 2.7 million shares and 1.5 million shares for the years ended December 31, 2017, 2016 and 2015, respectively, prior to the application of the treasury stock method, have been excluded from the calculation of diluted net loss per share because they were anti-dilutive.

17. Related Party Transactions

Aequus

We have a majority ownership interest in Aequus. In May 2007, we entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology. We also entered into an agreement to fund Aequus in exchange for a convertible promissory note.

In March 2017, we and Aequus entered into a License and Promissory Note Termination Agreement and a Note Cancellation Agreement, pursuant to which (1) all of the then-outstanding principal, plus all accrued and unpaid interest, approximately $13.7 million in total, was cancelled and terminated, (2) our license agreement with Aequus was terminated, (3) all obligations to Aequus were terminated with the exception of providing additional funding of up to $347,500 to Aequus, and (4) Aequus agreed to pay us a) 20% of milestone and similar payments, up to a maximum amount of $20.0 million, and b) royalties, on a product-by-product and county-by country basis, of 5% of net sales of certain ACTH Products being developed by Aequus. The additional funding of $347,500 had been provided in full as of September 30, 2017. Payments from Aequus are due the later of (1) expiration of the last to expire valid patent claim that claims the ACTH Product, or (2) ten years from the first commercial sale of the applicable ACTH Product. We have the right to terminate the License and Promissory Note Termination Agreement and require Aequus to assign all ACTH Product related assets to us if Aequus does not file an Investigational New Drug Application for an ACTH Product with the FDA by September 6, 2019.

Jack W. Singer, M.D., our Executive Vice President, Chief Scientific Officer, Interim Chief Medical Officer, and Global Head of Translational Medicine, and Frederick W. Telling, Ph.D., a member of our Board, are minority shareholders of Aequus, owning approximately 4.3% and 3.8% of the equity in Aequus as of December 31, 2017, respectively. Dr. Telling is the Chairman of Aequus' Board of Directors. Dr. Singer and Richard Love, a member of our Board, are also members of Aequus’ Board of Directors.

BVF Partners L.P.

In September 2015, as discussed in Note 9. Common Stock, we entered into a subscription agreement with BVF pursuant to which we issued 1.0 million shares of our common stock. Further, as discussed in Note 8. Preferred Stock, we completed underwritten public offerings of 55,000 shares of our Series N-2 Preferred Stock, no par value per share in December 2015 and 22,500 shares of our Series N-3 Preferred Stock, no par value per share in June 2017. BVF purchased 30,000 shares of our Series N-2 Preferred Stock and 6,750 shares of our Series N-3 Preferred Stock in such offerings. BVF converted 30,000 shares of our Series N-2 Preferred Stock and 6,175 shares of our Series N-3 Preferred Stock into approximately 2.7 million shares and 4.1 million shares of our common stock, respectively. Primarily as a result of these transactions, BVF beneficially owned approximately 20.0% and 15.9% of our outstanding common stock as of December 31, 2017 and 2016, respectively. Matthew D. Perry, a member of our Board, is the President of BVF and portfolio manager for the underlying funds managed by the firm.

In connection with the Series N-2 Preferred Stock offering, we entered into a letter agreement with BVF, or the First Letter Agreement, pursuant to which we granted BVF a one-time right, subject to certain conditions, to nominate not more than two individuals to serve as members of our Board, subject to the Board’s consent, which is not to be unreasonably withheld and which consent shall be deemed automatically given with respect to two individuals specified in such Letter Agreement. One of such nominees (the “Independent Nominee”) must (1) qualify as an “independent” director as defined under the applicable rules and regulations of the SEC and the NASDAQ, and (2) must not be considered an “affiliate” of BVF as such term is defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have agreed, for the period hereinafter described and subject to a limited exception, to include the nominated directors in the slate of nominees for election to the Board at each annual or special meeting at which directors are to be elected, recommend that shareholders vote in favor of the election of such nominees and support such nominees for election in a manner no less favorable than how we support our own nominees. This obligation will terminate with respect to: (1) the Independent Nominee, and such Independent Nominee must tender his or her resignation to the Board, if requested, promptly upon BVF ceasing to beneficially own at least 11% of the issued and outstanding common stock or voting power of the Company (determined on an as-converted basis that gives effect to the conversion of all outstanding preferred stock), and (2) each of the Independent Nominee and the other individual nominated by BVF, and each such nominee shall tender his or her resignation to the Board promptly upon the earlier to occur of (a) BVF and its affiliates ceasing to beneficially own at least 5% of the issued and outstanding common stock or voting power of the Company (determined on an as-converted basis that gives effect to the conversion of all outstanding preferred stock), (b) BVF ceasing to beneficially own at least 50% of the shares of the common stock beneficially owned by BVF immediately after consummation of the Series N-2 Preferred Stock offering (on an as-converted basis), (c) the continuation of such nomination right would cause any violation of the applicable listing rules of NASDAQ, (d) such time as BVF informs us in writing that it wishes to terminate the foregoing nomination right, or (e) any breach of the Letter Agreement by BVF.

In connection with the offering of Series N-3 Preferred Stock, we entered into a letter agreement with BVF, or the Second Letter Agreement, and pursuant to the First Letter Agreement and the Second Letter Agreement, we agreed to, upon BVF’s election and subject to any board and committee approvals, exchange shares of common stock purchased by BVF directly from us or underlying convertible preferred stock purchased by BVF directly from us, including the shares of common stock underlying the Series N-3 Preferred Stock, into shares of a convertible non-voting preferred stock with substantially similar terms as the Series N-3 Preferred Stock, including a conversion “blocker” initially set at 9.99% of our common stock. Such right would terminate if at any time BVF’s beneficial ownership of our common stock falls below 5%.

In February 2018, in connection with the public offering of common stock as discussed in Note 21. Subsequent Events, BVF purchased 6.3 million shares of our common stock. In addition, BVF exchanged 8.0 million shares of our common stock owned by BVF and 575 shares of our Series N Preferred Stock owned by BVF for 12,575 shares of our Series O Preferred Stock, pursuant to the letter agreements discussed above as well as an additional exchange agreement executed in February 2018. As a result of these transactions, BVF beneficially owned approximately 12.0% of our common stock as of February 28, 2018.

18. Legal Proceedings

Italian VAT Assessments
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

2005. In January 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the appeal of the ITA, (ii) confirmed the decision of the Regional Tax Court which ruled fully in our favor, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. ITA may not use any ordinary means of appeal against the Supreme Court decision.

2006 and 2007. The ITA has appealed to the Italian Supreme Court the decisions of the respective appellate court which were favorable to CTI with respect to the consolidated 2006 and 2007 VAT cases (joined by the judge).

No hearing has been fixed yet for the 2003 and consolidated 2006/2007 VAT cases.
If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €3.9 million, or approximately $4.7 million converted using the currency exchange rate as of December 31, 2017, plus collection fees, notification expenses and additional interest for the period lapsed between the dates in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

Lopez & Gilbert v. Nudelman,et al
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

•
We will cap the total annual compensation provided by us to our non-employee directors for each of 2015 and 2016. Such annual compensation cap for each non-employee director for each of 2015 and 2016 will be at the greater of (i) $375,000 plus, as to our Board Chairman, an additional $100,000, or (ii) the 75th percentile of compensation paid by a group of peer companies to their non-employee directors (and, in the case of our Chairman, the 75th percentile of compensation paid by such peers who have a non-employee director chair of their respective board of directors to such non-employee director chairs). The peer group for these purposes will be selected based on advice from an outside compensation consultant. For purposes of the compensation cap and the peer group comparison, compensation will be determined and measured consistent with the rules under Item 402 of

Regulation S-K under the Securities Exchange Act of 1934, as amended, and based on publicly-available information at the applicable time; and

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

In connection with the Settlement, we recorded $0.3 million in attorneys’ fees awarded to plaintiffs (net of existing insurance coverage) in our financial statements for the year-ended December 31, 2015.

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

In re CTI BioPharma Corp. Securities Litigation

On February 10, 2016 and February 12, 2016, class action lawsuits entitled Ahrens v. CTI BioPharma Corp. et al., Case No. 1:16-cv-01044 and McGlothlin v. CTI BioPharma Corp. et al., Case No. C16-216, respectively, were filed in the United States District Court for the Southern District of New York and the United States District Court for the Western District of Washington, respectively, on behalf of shareholders that purchased or acquired the Company’s securities pursuant to our September 24, 2015 public offering and/or shareholders who otherwise acquired our stock between March 4, 2014 and February 9, 2016, inclusive. The complaints assert claims against the Company and certain of our current and former directors and officers for violations of the federal securities laws under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Plaintiffs’ Securities Act claims allege that the Company’s Registration Statement and Prospectus for the September 24, 2015 public offering contained materially false and misleading statements and failed to disclose certain material adverse facts about the Company’s business, operations and prospects, including with respect to the clinical trials and prospects for pacritinib. Plaintiffs’ Exchange Act claims allege that the Company’s public disclosures were knowingly or recklessly false and misleading or omitted material adverse facts, again with a primary focus on the clinical trials and prospects for pacritinib. On May 2, 2016, the Company filed a motion to transfer the Ahrens case to the United States District Court for the Western District of Washington. The motion was unopposed and granted by the court on May 19, 2016. On June 3, 2016, the parties filed a joint motion to consolidate the McGlothlin case with the Ahrens case in order to proceed as a single consolidated proceeding. On June 13, 2016, the court granted the motion to consolidate with the action being captioned In re CTI BioPharma Corp. Securities Litigation, Master File No. 2:16-cv-00216-RSL. On September 2, 2016, the court appointed Lead Plaintiffs and Lead Counsel. On September 28, 2016, the court entered a scheduling order, as revised by order entered December 8, 2016, setting November 8, 2016 as the deadline to file a consolidated class action complaint and deadlines for briefing defendants’ motion to dismiss. Briefing concluded on February 22, 2017. The consolidated class action complaint asserts claims similar to those asserted in the initial complaints, although it no longer asserts claims relating to the September 24, 2015 public offering, but adds claims relating to the Company’s October 27, 2015 and December 4, 2015 public offerings. On July 26, 2017, we received a written offer for the global resolution and settlement of the consolidated action in exchange for cash payment of $20.0 million. The Company had insurance coverage related to this matter that covered $18.0 million of the claim. In August 2017, we agreed in principle to the terms of the settlement and submitted the terms and proposed class notice to the court for its preliminary approval. On October 24, 2017, the court granted preliminary approval, and on February 1, 2018, the court fully and finally approved the settlement and dismissed all claims against the Company with prejudice.

Wei v. James A. Bianco, et al.; England v. James A Bianco, et al; Nahar v. James A. Bianco, et al.; Hill v. James A. Bianco, et al.

On March 14, 2016, a Company shareholder filed the first of four similar derivative lawsuits on behalf of the Company seeking damages for alleged harm to the Company caused by certain current and former officers and directors. The first suit, Wei v. James A. Bianco, et al., 16-2-05818-3, was filed in King County Superior Court, Washington. A second suit, England v. James A. Bianco, et al., 16-2-14422-5, was filed in King County Superior Court, Washington, on June 16, 2016. Two additional derivative suits, Nahar v. James A. Bianco, et al., 2:16-cv-0756, and Hill v. James A. Bianco, et al., 2:16-cv-1250, were filed in the United States District Court for the Western District of Washington on May 24, 2016 and August 9, 2016, respectively. The four suits raise similar allegations and seek similar relief against certain current and former officers and directors, including James A. Bianco, Louis A. Bianco, Jack W. Singer, Bruce J. Seeley, John H. Bauer, Phillip M. Nudelman, Reed V. Tuckson, Karen Ignagni, Richard L. Love, Mary O. Mundinger and Frederick W. Telling. Consistent with the requirements of a derivative action, the Company is named in each suit as a nominal defendant against which no monetary relief is sought. The complaints generally allege claims of: (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) waste of corporate assets and (5) unjust enrichment (receiving compensation that was unjust in light of the alleged conduct). Each claim is based on the assertion that the Company made materially false and misleading statements and omitted material information from its disclosures about pacritinib and its safety. Plaintiffs in none of the suits made a pre-suit demand on the current Board to investigate whether to pursue claims against officers or directors, instead claiming demand is excused because the named defendants lack independence, are not disinterested because they lack impartiality, received and want to continue to receive their compensation, have longstanding personal and business relationships, and cannot evaluate a demand since they are facing personal liability. Each of plaintiffs’ suits requested the court to award the Company the damages allegedly sustained as a result of the conduct and to direct the Company and the individual defendants to reform and improve the Company’s corporate governance to avoid future damages. On March 29, 2017 during mediation, the parties to the derivative suits reached an agreement in principle to settle all four suits subject to Board and court approvals. Subject to the terms and conditions in the settlement agreement and court approval, CTI has agreed to adopt certain corporate governance reforms relating to, among other things, the content of CTI-retained independent data monitoring committee charters; engagement if an independent expert or entity to conduct yearly audits of compliance with Good Clinical Practices; the creation of a risk compliance officer position; certain improvements to CTI’s Audit Committee, including the requirement that the Audit Committee review CTI’s periodic public reports to facilitate proper disclosure of risks and risk factors; establishment of an internal audit function that will monitor the Company’s adherence to its policies and procedures, including those related to identification and disclosure of drug candidate safety issues; continuing-education requirements for members of the Board; and improvements to CTI’s nominating committee, compensation committee, and clawback policy. CTI also agreed not to object to an attorneys’ fee application by plaintiffs’ counsel of up to $0.8 million collectively, subject to the terms and conditions in the settlement agreement and court approval. There is no admission of liability or any wrongdoing by any of the individual defendants or CTI. On September 25, 2017, the King County Superior Court entered an order substituting Kevin Hammond for former Lead Plaintiff Gang Wei and Maurio Eley for former Lead Plaintiff Michael England, and the two case captions were amended as reflected above. The parties filed settlement-approval papers on October 26, 2017. On November 21, 2017, the Court preliminarily approved the settlement, and on January 31, 2018, the Court fully and finally approved the settlement and dismissed all claims against the Company and the individual defendants with prejudice.

In connection with the securities litigation and four derivative lawsuits described above, after taking into account our existing insurance coverage, we recorded $2.2 million of settlement expense in Selling, general and administrative expenses in our consolidated statement of operations for the year ended ended December 31, 2017.

In addition to the items discussed above, we are from time to time subject to legal proceedings and claims arising in the ordinary course of business.

19. Income Taxes

We file income tax returns in the U.S., Italy and the U.K. A substantial part of our operations takes place in the State of Washington, which does not impose an income tax as that term is defined in ASC 740, Accounting for Income Taxes. As such, our state income tax expense or benefit, if recognized, would be immaterial to our operations. We are not currently under examination by an income tax authority, nor have we been notified that an examination is contemplated.

The U.S. signed into law, on December 22, 2017, tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property. We have completed our determination of the accounting implications of the 2017 Tax Act, the impact of which is a $41.3 million reduction in net deferred tax assets to reflect the new statutory rate. The rate adjustment to deferred tax assets, a discrete item for the quarter, is fully offset by a decrease in the valuation allowance: there is therefore no rate impact to us. In addition, there is no impact to current or deferred taxes related to the one-time deemed repatriation, as our foreign subsidiaries do not have cumulative positive earnings and profits.

Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	2017	2016	2015
United States	$(40,180)	$(51,856)	$(110,831)
Foreign	(651)	(1,097)	(9,932)
Net loss before income taxes	$(40,831)	$(52,953)	$(120,763)

The reconciliation between our effective tax rate and the income tax rate as of December 31 is as follows:

	2017	2016	2015
Federal income tax rate	34%	34%	34%
Research and development tax credits	3	1	3
Non-deductible executive compensation	—	—	(1)
Valuation allowance	304	(33)	(32)
Foreign tax rate differential	—	—	(3)
Impact of tax reform	(101)	—	—
Expired tax attribute carryforwards	(240)	—	—
Other	—	(2)	(1)
Net effective tax rate	—%	—%	—%

The principal components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$21,005	$108,372
Capitalized research and development	27,540	43,768
Research and development tax credit carryforwards	1,347	7,253
Stock-based compensation	12,842	19,288
Intangible assets	8,117	14,525
Depreciation and amortization	472	626
Other deferred tax assets	2,279	3,721
Total deferred tax assets	73,602	197,553
Less: valuation allowance	(73,310)	(197,131)
	292	422
Deferred tax liabilities:
Deductions for tax in excess of financial statements	(292)	(422)
Total deferred tax liabilities	(292)	(422)
Net deferred tax assets	$—	$—

As of December 31, 2017 and 2016, we had U.S. federal net operating loss carryforwards, or the NOL, of approximately $74.8 million and $305.4 million respectively, which are available to reduce future taxable income. We also had U.S. federal tax credits of $1.3 million and $7.3 million as of December 31, 2017 and 2016, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will begin to expire in 2018 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, or the IRC, of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. We have undertaken a formal IRC Section 382 study and the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may further affect the limitation in future years.

At December 31, 2017, the NOL carryforwards in the U.K.,which have an indefinite carryforward period, were approximately $31.2 million.

We maintain a full valuation allowance on our net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In our valuation, we considered our cumulative loss in recent years and forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, we determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on our net deferred tax assets will be maintained. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. Our valuation allowance decreased by $123.8 million during the year ended December 31, 2017, and increased by $23.2 million and $38.7 million during the years ended December 31, 2016 and 2015, respectively. The reduction in the valuation allowance for 2017 was attributable to the reduction in tax rate due to the 2017 Tax Act as well as the reduction in net operating losses as a result of the 2017 Section 382 analysis.

We adopted ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in 2017. Due to the fact that there was no excess tax benefit over book expense related to stock compensation, the adoption had no impact to the deferred tax assets.

We follow the provisions ASC 740, Accounting for Income Taxes, and the guidance related to accounting for uncertainty in income taxes. We determine our uncertain tax positions based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. We are subject to U.S. federal and state, Italian and U.K. income taxes with varying statutes of limitations. Tax years from 1998 forward remain open to examination due to the carryover of net operating losses or tax credits. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2017, we had no unrecognized tax benefits and therefore no accrued interest or penalties related to unrecognized tax benefits. We believe that our income tax filing positions reflected in the various tax returns are more-likely-than not to be sustained on audit and thus there are no anticipated adjustments that would result in a material change to our consolidated financial position, results of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

20. Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenues (1)	$754	$22,225	$1,705	$462
Product sales, net	626	227	—	—
Gross profit (2)	493	149	(69)	(84)
Net income (loss) attributable to CTI	(19,828)	5,398	(11,974)	(14,266)
Net income (loss) attributable to CTI common shareholders	(19,828)	1,048	(11,974)	(14,266)
Net income (loss) per common share—basic	(0.71)	0.03	(0.28)	(0.33)
Net income (loss) per common share—diluted	(0.71)	0.03	(0.28)	(0.33)
2016
Total revenues (3)	$36,475	$7,361	$4,433	$9,136
Product sales, net	1,223	975	914	1,015
Gross profit (2)	1,033	815	751	151
Net income (loss) attributable to CTI	3,312	(19,766)	(29,183)	(6,372)
Net income (loss) attributable to CTI common shareholders	3,312	(19,766)	(29,183)	(6,372)
Net income (loss) per common share—basic	0.12	(0.71)	(1.04)	(0.23)
Net income (loss) per common share—diluted	0.12	(0.71)	(1.04)	(0.23)

(1)
Total revenues for the second quarter of 2017 include $11.8 million of license and contract revenue recognized in April 2017 in connection with the Restated Agreement with Servier as well as a $10.0 million milestone payment received from Teva upon the achievement of worldwide net sales milestones of TRISENOX. See Note 11. Collaboration, Licensing and Milestone Agreements for additional information.

(2)	Gross profit is computed by subtracting cost of product sold from net product sales.

(3)
Total revenues for the first quarter of 2016 include $32.0 million in milestone revenue upon achievement of two milestones during the quarter. The payments from Baxalta relating to these milestones were received in 2015. See Note 7. Long-term Debt for additional information. The fourth quarter of 2016 includes $8.0 million in milestone revenue from Servier relating to the attainment of a certain enrollment event in connection with our PIX306 study.

21. Subsequent Events

Reincorporation Merger

In January 2018, CTI BioPharma Corp., a Delaware corporation ("CTI DE" or, after giving effect to the Reincorporation Merger (defined below), the “Company”), a wholly owned subsidiary of CTI BioPharma Corp., a Washington corporation (“CTI WA”), entered into an Agreement and Plan of Merger, or the Merger Agreement, with CTI WA, pursuant to which CTI WA would merge with and into CTI DE for the sole purpose of reincorporating CTI WA in the State of Delaware (the “Reincorporation Merger”). The Reincorporation Merger and the Merger Agreement were approved by the Board of CTI WA and by a majority of the votes actually cast by the shareholders entitled to vote at CTI WA’s Special Meeting of Shareholders held on January 24, 2018, or the Effective Date. On the Effective Date, CTI DE and CTI WA effected the Reincorporation Merger, thereby changing the state of incorporation of CTI BioPharma Corp. from the State of Washington to the State of Delaware pursuant to the Merger Agreement. As a result of the Reincorporation Merger, CTI WA ceased to exist as a separate entity.

CTI DE’s common stock, par value $0.001 per share, or the Common Stock, will continue to trade on the NASDAQ. The Company’s trading symbol remains as “CTIC.” In accordance with Rule 12g-3 under the Exchange Act, the shares of Common Stock of the Company were deemed to be registered under Section 12(b) of the Exchange Act as a successor to CTI WA. The Delaware Charter authorizes the same number of shares of the Common Stock and each class of preferred stock of CTI WA, except that all subseries of Series N Preferred Stock are eliminated and reclassified as Series N Preferred Stock and the number of authorized Series N Preferred Stock is reduced to 575. In addition, each share of CTI DE common stock and preferred stock has a par value of $0.001 per share.

The Reincorporation Merger changed the legal domicile of CTI WA, but did not result in any change in the principal offices, business, management, capitalization, assets or liabilities of the Company. By operation of law, the Company succeeded to all of the assets and assumed all of the liabilities of CTI WA. The officers and directors of CTI WA are the officers and directors of the Company. As a result of the Reincorporation Merger, the Company has assumed all of the CTI WA employee benefit plans and stock incentive plans in effect at the Effective Date, including CTI WA’s 2017 Equity Incentive Plan, 2015 Equity Incentive Plan, 2007 Equity Incentive Plan and 2007 Employee Stock Purchase Plan, or the Stock Plans, and any and all stock options, restricted stock and restricted stock unit awards, and other equity-based awards that are outstanding under any of the Stock Plans or any individual award agreements outside of the Stock Plans. The Company has also assumed CTI WA’s rights plan with Computershare Trust Company, N.A., as rights agent, dated as of December 28, 2009 and amended on August 31, 2012, December 3, 2012, December 1, 2015 and September 22, 2017.

Public Offering of Common Stock

In February 2018, we entered into an underwriting agreement with Leerink Partners LLC acting as sole book-running manager and as representative of the several underwriters named therein (collectively, the “Underwriters”), relating to the offer and sale (the “Offering”) of 20.0 million shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Offering closed on February 13, 2018. The price to the public in this Offering was $3.00 per share of Common Stock. The Underwriters exercised in full their option to purchase an additional 3.0 million shares. The net proceeds from this Offering, after deducting underwriting discounts, commissions and other estimated offering expenses, were approximately $64.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, under the supervision and with the participation of our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

As of the end of the Company’s 2017 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

The independent registered public accounting firm of Marcum LLP, as auditors of the Company’s consolidated financial statements, has audited our internal controls over financial reporting as of December 31, 2017, as stated in their report, which appears herein.

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

The additional information required by this Item is incorporated herein by reference from the Company’s 2018 definitive proxy statement or amendment to this annual report (which will be filed with the SEC within 120 days after December 31, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of shareholders) (“2018 Proxy Statement”) under the captions “Proposal 1 - Election of Directors,” “Other Information - Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s 2018 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated herein by reference from the Company’s 2018 Proxy Statement under the captions “Other Information - Security Ownership of Certain Beneficial Owners and Management” and “Other Information - Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Company’s 2018 Proxy Statement under the captions “Other Information - Related Party Transactions Overview,” “Other Information - Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s 2018 Proxy Statement under the caption “Proposal 4 - Ratification of the Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
Reports of Marcum LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts
Valuation and qualifying accounts include the following (in thousands):

		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	beginning of	costs and	other	(3)	end of
Description	period	expenses	accounts	Deductions	period
Reserve for excess, obsolete or unsalable inventory:
Year ended December 31, 2017	$1,510	$—	$204	$(347)	$1,367
Year ended December 31, 2016	$1,265	$692	$(19)	$(428)	$1,510
Year ended December 31, 2015	$—	$1,326	$(25)	$(36)	$1,265

Allowance for doubtful accounts:
Year ended December 31, 2016	$—	$1,735	$—	$(1,735)	$—

(1) We review our inventories on a quarterly basis for impairment and reserves are established when necessary.
(2) We record inventory in euros and we record foreign currency translation gains and losses from recurring measurement of our inventory in Accumulated other comprehensive loss in our consolidated balance sheets.
(3) The amount of reserve is adjusted for the items disposed of during the period.
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

(iii)	Exhibits

Exhibit Number	Exhibit Description	Location

2.1	Agreement and Plan of Merger, dated January 24, 2018, by and between CTI BioPharma Corp., a Washington corporation, and CTI BioPharma Corp., a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2018.

3.1	Certificate of Incorporation of CTI BioPharma Corp., a Delaware corporation, dated January 24, 2018.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2018.

3.2	Bylaws of CTI BioPharma Corp., a Delaware corporation.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2018.

4.1	Shareholder Rights Agreement, dated December 28, 2009, between the Registrant and Computershare Trust Company, N.A.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on December 28, 2009.

4.2	First Amendment to Shareholder Rights Agreement, dated as of August 31, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2012.

4.3	Second Amendment to Shareholder Rights Agreement, dated as of December 6, 2012, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 7, 2012.

4.4	Third Amendment to Shareholder Rights Agreement, dated as of December 1, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 1, 2015.

4.5	Fourth Amendment to Shareholder Rights Agreement, dated as of September 22, 2017, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2017.

4.6	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 12, 2018.

4.7	Form of Common Stock Purchase Warrant, dated December 13, 2011.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200452), filed on December 14, 2011.

4.8	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

4.9	Warrant to Purchase Stock, dated November 28, 2017, by and between CTI BioPharma Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2017.

Exhibit Number	Exhibit Description	Location
4.10	Warrant to Purchase Stock, dated November 28, 2017, by and between CTI BioPharma Corp. and Life Science Loans II, LLC.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2017.

10.1	Office Lease, dated as of January 27, 2012, by and between the Registrant and Selig Holdings Company LLC.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed on March 8, 2012.

10.2†	Sublease agreement between CTI BioPharma Corp. and Cascadian Therapeutics, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 5, 2017.

10.3*	Employment Agreement, dated February 24, 2017, by and between the Registrant and Adam Craig.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 27, 2017.

10.4	Separation and Release Agreement, dated March 13, 2017, by and between the Registrant and Louis A. Bianco.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 13, 2017.

10.5*	Offer Letter, by and between the Registrant and Bruce J. Seeley, dated as of July 2, 2015.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2015.

10.6*	Compensation Agreement, dated October 20, 2016, by and between the Company and Richard L. Love.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 24, 2016

10.7*	Stock Option Agreement, dated October 20, 2016, by and between the Company and Richard L. Love.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 24, 2016

10.8*	Employment Agreement, dated February 24, 2017, by and between the Company and Adam Craig.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 27, 2017

10.9*	Form of Severance Agreement for the Registrant’s Executive Officers other than James A. Bianco (as in effect as of January 6, 2015).	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

10.10*	Severance Agreement, dated as of July 27, 2015, between the Registrant and Bruce J. Seeley	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed on February 17, 2016.

10.11*	Offer Letter, by and between the Registrant and David Kirske, dated August 1, 2017.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-Q, filed on August 4, 2017.

Exhibit Number	Exhibit Description	Location
10.12*	Separation and Release Agreement, by and between the Registrant and Matthew Plunkett, dated August 22, 2017.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 22, 2017

10.13*	Severance Agreement, by and between the Registrant and David Kirske, dated September 25, 2017.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2017

10.14*	Director Compensation Policy.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2017.

10.15*	Form of Indemnity Agreement for the Registrant’s Executive Officers and Directors.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2018.

10.16*	2007 Employee Stock Purchase Plan, as amended and restated.	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2015.

10.17*	CTI BioPharma Corp. 2015 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2016.

10.18*	Global Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2015.

10.19*	Global Form of 2015 Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2015.

10.20*	Global Form of 2015 Equity Incentive Plan Stock Bonus Award Agreement.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2015.

10.21*	2007 Equity Incentive Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2014.

10.22*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

10.23*	Global Form of 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

Exhibit Number	Exhibit Description	Location
10.24*	Global Form of 2007 Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2015.

10.25*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for the Registrant’s directors (relating to applicable awards granted prior to December 17, 2014).	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 26, 2011.

10.26*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (relating to applicable awards granted prior to December 17, 2014).	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2013.

10.27*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for employees (relating to applicable awards granted prior to December 17, 2014).	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 26, 2011.

10.28*	Form of 2007 Equity Incentive Plan Stock Option Agreement for the Registrant’s directors and officers (relating to applicable awards granted prior to December 17, 2014).	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2013.

10.29*	Form of Stock Award Agreement for grants of fully vested shares under the Registrant’s 2007 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2013.

10.30*	Form of Equity/Long-Term Incentive Award Agreement for James A. Bianco, Louis A. Bianco and Jack W. Singer.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 20, 2012.

10.31*	Form of Equity/Long-Term Incentive Award Agreement for Matthew J. Plunkett.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 2, 2013.

10.32*	Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of March 21, 2013, for James A. Bianco, Louis A. Bianco, Jack W. Singer and the Registrant’s directors.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 2, 2013.

10.33*	Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of January 30, 2014.	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed on March 4, 2014.

10.34*	Form of Equity/Long-Term Incentive Award Agreement for Bruce J. Seeley.	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed on February 17, 2016.

10.35*	Form of Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of December 23, 2015, for James A. Bianco, Louis A. Bianco and Jack W. Singer.	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed on February 17, 2016.

Exhibit Number	Exhibit Description	Location
10.36*	Form of Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of December 23, 2015, for Matthew J. Plunkett and Bruce J. Seeley.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, filed on February 17, 2016.

10.37	2017 Equity Incentive Plan of the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K, filed on May 16, 2017.

10.38	Acquisition Agreement by and among the Registrant, Cell Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2005.

10.39†	Termination Agreement, effective January 3, 2014, by and among Novartis International Pharmaceutical Ltd. and the Registrant.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 29, 2014.

10.40†	Asset Purchase Agreement, dated April 18, 2012, between S*BIO Pte Ltd. and the Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2012.

10.41†
Amended and Restated Exclusive License and Collaboration Agreement by and between the Registrant, CTI Life Sciences Limited, Laboratoires Servier and Institut de Recherches Internationales Servier dated as of April 21, 2017.
Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2017.

10.42†	Development, Commercialization and License Agreement dated as of November 14, 2013 between the Registrant, Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 4, 2014.
10.43†	First Amendment to the Development, Commercialization and License Agreement by and among the Registrant, Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, effective June 8, 2015.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2015.

10.44	Letter Agreement, dated September 19, 2016, by and between the Company and Baxalta.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 19, 2016.

10.45	Second Letter Agreement, dated October 19, 2016, by and between the Company and Baxalta.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 24, 2016

10.46	Asset Return and Termination Agreement, dated October 21, 2016, by and between the Company and Baxalta.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 24, 2016

10.47	Letter Agreement, dated June 9, 2017, by and between the Registrant and BVF Partners L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2017

Exhibit Number	Exhibit Description	Location

10.48†	Amended and Restated Exclusive License Agreement, dated October 24, 2014, by and between Vernalis (R&D) Ltd. and the Registrant.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A, filed on November 6, 2014.

10.49†	Manufacturing and Supply Agreement, dated as of April 15, 2014, by and between the Registrant and DSM Fine Chemicals Austria Nfg GmbH & Co KG.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 4, 2014.

10.50†
Amended and Restated Exclusive License and Collaboration Agreement by and between the Company, CTI Life Sciences Limited, Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of April 21, 2017.
Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2017.

10.51	Loan and Security Agreement, dated March 26, 2013, by and among the Registrant, Systems Medicine LLC and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2013.

10.52	First Amendment to Loan and Security Agreement, dated March 25, 2014, by and among the Registrant, Systems Medicine LLC and Hercules Technology Growth Capital, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 29, 2014.

10.53
Second Amendment to Loan and Security Agreement, dated October 22, 2014, by and among the Registrant, Systems Medicine LLC, Hercules Technology Growth Capital, Inc. and Hercules Capital Funding Trust 2012-1.
Incorporated by reference to Exhibit 10.48 to Registrant's Annual Report on Form 10-K, filed on March 12, 2015.

10.54	Third Amendment to Loan and Security Agreement, dated June 9, 2015, by and among Hercules Technology Growth Capital, Inc. (and certain of its affiliates), the Registrant and Systems Medicine LLC.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 10, 2015.

Exhibit Number	Exhibit Description	Location
10.55
Fourth Amendment to Loan and Security Agreement, dated December 11, 2015, by and among the Registrant, Systems Medicine LLC, Hercules Capital Funding Trust 2014-1 and Hercules Technology Growth Capital, Inc.
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2015.

10.56
Fifth Amendment to Loan and Security Agreement, dated August 4, 2017, by and among Hercules Technology Growth Capital, Inc. (and certain of its affiliates), CTI BioPharma Corp. and Systems Medicine LLC.
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2017.

10.57	Loan and Security Agreement, dated November 28, 2017, by and between CTI BioPharma Corp. and Silicon Valley Bank.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2017.

10.58	Waiver Agreement, dated January 19, 2018, by and between Silicon Valley Bank and the Registrant.	Filed herewith.

10.59	Stipulation of Settlement, dated February 13, 2012.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 15, 2012.

10.60	Stipulation of Settlement, dated November 6, 2012.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2013.

10.61	Stipulation of Settlement.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2015.

10.62	Stipulation of Settlement.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2017.

Exhibit Number	Exhibit Description	Location
10.63	Letter Agreement, dated December 9, 2015, by and between CTI BioPharma Corp. and BVF Partners L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2015.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Filed herewith.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 7, 2018.

CTI BioPharma Corp.

By: /s/ Adam R. Craig
Adam R. Craig
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam R. Craig and David H. Kirske, and each of them his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment of post-effective amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurent Fischer Laurent Fischer, M.D.	Chairman of the Board and Director	March 7, 2018
/s/ Adam R. Craig Adam R. Craig	President and Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
/s/ David H. Kirske David H. Kirske	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2018
/s/ Richard L. Love Richard L. Love	Director	March 7, 2018
/s/ Michael A. Metzger Michael A. Metzger	Director	March 7, 2018
/s/ David Parkinson David Parkinson, M.D.	Director	March 7, 2018
/s/ Matthew D. Perry Matthew D. Perry	Director	March 7, 2018
/s/ Frederick W. Telling Frederick W. Telling, Ph.D.	Director	March 7, 2018
/s/ Reed V. Tuckson Reed V. Tuckson, M.D.	Director	March 7, 2018