Form 10-Q
period 2018-03-31
CTI BIOPHARMA CORP
filed 2018-05-03
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-12465
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Delaware	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Western Avenue, Suite 800
Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2018
Common Stock, par value $0.001 per share	57,976,631

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,633	$27,218
Restricted cash	—	16,000
Accounts receivable	—	4
Receivables from collaborative arrangements	775	1,278
Inventory, net	564	550
Prepaid expenses and other current assets	1,783	1,874
Total current assets	107,755	46,924
Property and equipment, net	2,233	2,365
Other assets	5,734	5,597
Total assets	$115,722	$54,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,194	$2,588
Accrued expenses	14,774	13,890
Current portion of deferred revenue	915	912
Current portion of long-term debt	1,258	444
Other current liabilities	1,099	1,424
Total current liabilities	20,240	19,258
Deferred revenue, less current portion	303	494
Long-term debt, less current portion	12,880	13,575
Other liabilities	5,252	5,469
Total liabilities	38,675	38,796
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333
Series O Preferred Stock, 12,575 and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively (Aggregate liquidation preference of $25,150 and $0 as of March 31, 2018 and December 31, 2017, respectively)	—	—
Series N Preferred Stock, 0 shares and 575 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively (Aggregate liquidation preference of $0 and $1,150 as of March 31, 2018 and December 31, 2017, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 81,500,000
Issued and outstanding shares - 57,980,903 and 42,969,494 as of March 31, 2018 and December 31, 2017, respectively	58	43
Additional paid-in capital	2,288,977	2,223,388
Accumulated other comprehensive loss	(6,804)	(6,272)
Accumulated deficit	(2,199,447)	(2,195,346)
Total CTI stockholders' equity	82,784	21,813
Noncontrolling interest	(5,737)	(5,723)
Total stockholders' equity	77,047	16,090
Total liabilities and stockholders' equity	$115,722	$54,886

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product sales, net	$—	$626
License and contract revenue	10,477	128
Total revenues	10,477	754
Operating costs and expenses:
Cost of product sold	90	133
Research and development	9,685	9,253
Selling, general and administrative	5,409	10,688
Other operating income	(371)	—
Total operating costs and expenses, net	14,813	20,074
Loss from operations	(4,336)	(19,320)
Non-operating income (expense):
Interest expense	(288)	(534)
Amortization of debt discount and issuance costs	(134)	(38)
Foreign exchange gain (loss)	723	(43)
Total non-operating expense, net	301	(615)
Net loss before noncontrolling interest	(4,035)	(19,935)
Noncontrolling interest	14	107
Net loss	(4,021)	(19,828)
Deemed dividends on preferred stock	(80)	—
Net loss attributable to common stockholders	$(4,101)	$(19,828)
Basic and diluted net loss per common share	$(0.08)	$(0.71)
Shares used in calculation of basic and diluted net loss per common share	50,312	28,045

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss before noncontrolling interest	$(4,035)	$(19,935)
Other comprehensive income (loss):
Foreign currency translation adjustments	(810)	(501)
Unrealized foreign exchange gain on intercompany balance	278	546
Net unrealized loss on available-for-sale securities	—	(1)
Other comprehensive income	(532)	44
Comprehensive loss	(4,567)	(19,891)
Comprehensive loss attributable to noncontrolling interest	14	107
Comprehensive loss attributable to CTI	$(4,553)	$(19,784)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss before noncontrolling interest	$(4,035)	$(19,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,336	1,799
Depreciation and amortization	152	193
Noncash interest expense	134	38
Noncash rent benefit	(538)	(122)
Changes in operating assets and liabilities:
Accounts receivable	4	73
Receivables from collaborative arrangements	536	7,660
Inventory	—	48
Prepaid expenses and other current assets	97	590
Other assets	9	15
Accounts payable	(419)	4,635
Accrued expenses	495	(3,870)
Deferred revenue	(189)	176
Other liabilities	(5)	—
Total adjustments	1,612	11,235
Net cash used in operating activities	(2,423)	(8,700)
Investing activities
Purchases of property and equipment	(33)	—
Net cash used in investing activities	(33)	—
Financing activities
Proceeds from common stock offering, net of issuance costs	64,588	—
Repayment of Hercules debt	—	(1,934)
Other	(3)	(38)
Net cash provided by (used in) financing activities	64,585	(1,972)

Effect of exchange rate changes on cash and cash equivalents	(714)	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	61,415	(10,719)
Cash, cash equivalents and restricted cash at beginning of period	43,218	44,002
Cash, cash equivalents and restricted cash at end of period	$104,633	$33,283

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$284	$551
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing activities
Exchange of common stock and preferred stock for preferred stock	$24,080	$—
Debt issuance costs included in accounts payable and accrued expenses	$93	$—
Common stock issuance costs included in accounts payable and accrued expenses	$399	$—

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its wholly-owned subsidiaries, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,”  the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis and the further development of PIXUVRI® worldwide, for which our partners Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively Servier, have commercialization rights outside the United States, or the U.S. We currently have conditional marketing authorization for PIXUVRI in the E.U.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2018.

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS. As of March 31, 2018, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Reincorporation Merger

In January 2018, we effected a reincorporation merger, or the Reincorporation, following approval by our Board and our shareholders at our Special Meeting of Shareholders held on January 24, 2018, for the sole purpose of changing the state of incorporation from the State of Washington to the State of Delaware. The Reincorporation resulted in reclassification of carrying amounts for our preferred stock and common stock to additional paid-in capital since, prior to the Reincorporation, we had no par value for our preferred stock and common stock. Subsequent to the Reincorporation, our preferred stock and common stock each have a par value of $0.001 per share. The stockholders' equity section of our condensed consolidated balance sheets have been retroactively adjusted as if the Reincorporation had taken place as of January 1, 2017. There was no impact on our assets and liabilities as a result of the Reincorporation.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of a Development, Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of March 31, 2018, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses for the foreseeable future.

Our available cash and cash equivalents were $104.6 million as of March 31, 2018. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations into the first quarter of 2020. We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Restricted Cash

The restricted cash balance as of December 31, 2017 represents a legally restricted deposit held as a compensating balance against our secured term loan with Silicon Valley Bank, or SVB. Pursuant to the loan and security agreement entered into with SVB in November 2017, we were required to maintain unrestricted and unencumbered cash in an amount equal to at least $16.0 million at all times prior to the occurrence of an event relating to the delivery to SVB of duly executed signatures to a control agreement from Bank of America with respect to all of our accounts maintained with Bank of America. In January 2018, we obtained a waiver from SVB for such requirement and as a result, we no longer have restrictions placed on the cash balance.

Receivables from Collaborative Arrangements

Our receivables from collaborative arrangements relate to amounts payable or reimbursable to us under the terms of collaborative arrangements with our partners. The receivable balance as of March 31, 2018 primarily relates to royalties as well as the sale of PIXUVRI drug product to Servier . The receivable balance as of December 31, 2017 primarily relates to the sale of PIXUVRI drug product to Servier. When it is deemed probable that an amount is uncollectible, it is written off against the existing allowance. We had no allowance for doubtful accounts from collaborative arrangements as of March 31, 2018 or December 31, 2017.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.9 million and $4.8 million as of March 31,

2018 and December 31, 2017, respectively, of which $4.8 million and $4.7 million, respectively, was included in other assets and $0.1 million and $0.1 million, respectively, was included in prepaid expenses and other current assets. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is generally approximately three to five years. As of March 31, 2018, the VAT receivable related to operations in Italy was approximately $4.9 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.

Inventory

We carry inventory at the lower of cost or net realizable value. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. We had a reserve of $0.6 million and $1.4 million related to excess, obsolete or unsalable inventory as of March 31, 2018 and December 31, 2017, respectively, which was included in Inventory, net. Inventory, net is comprised of bulk active pharmaceutical ingredient which we expect to be saleable to Servier under the terms of the Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, that we entered into with Servier in April 2017, and to future emerging markets.

Revenue Recognition

We adopted Accounting Standards Codification, or ASC, Topic 606 - Revenue from Contracts with Customers, on January 1, 2018, or the adoption date, using a modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other authoritative literature. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to arrangements that meet the definition of a contract under ASC 606 including when it is probable that we will collect the consideration we are entitled to in exchange for goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. We recognize revenue for the amount of the transaction price that is allocated to the respective performance obligation as the performance obligation is satisfied.

Product sales

In April 2017, Servier was granted an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions). As a result, we no longer have product sales.

Prior to April 2017, PIXUVRI was sold primarily through a limited number of wholesale distributors. Under ASC 606, we would record product sales upon receipt of the product by health care providers and certain distributors, or the Customers, at which time the Customers obtain control of our product. Product sales are recorded net of applicable reserves for variable considerations, including distributor discounts, estimated government-mandated rebates, trade discounts and estimated product returns. Reserves are established for these variable considerations that are subject to constraints under ASC 606 and are included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.

Collaborative Arrangements

We recognize license and contract revenue under collaborative agreements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606 to determine distinct performance obligations. Prior to recognizing revenue, we make estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure in accordance with ASC-340-40, Other Assets and Deferred Costs: Contracts with Customers.

We have determined that our collaborative agreement with Servier is within the scope of ASC 606 and that the license and development services separately accounted for under the legacy standard would have remained two distinct performance obligations to Servier under ASC 606. As a result, the deferred revenue balance of $1.4 million as of the adoption date, relating to development services will continue to be recognized as revenue through approximately 2019 using an input measure. In addition, there were no milestones recognized as a cumulative effect adjustment to the opening accumulated deficit balance because we were not yet able to overcome constraints associated with the remaining milestones as of the adoption date. There was no change to the timing of revenue recognition with respect to royalties. The adoption of ASC 606 did not have a material impact on our condensed consolidated financial statements.

Cost of Product Sold

Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties and other costs of PIXUVRI product sold. Cost of product sold also includes allowances, if any, for excess inventory that may expire and become unsalable. Cost of product sold for the three months ended March 31, 2018 solely relates to contractual royalties as we no longer have product sales as discussed above.

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters.  For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of stockholders’ equity, except for intercompany transactions that are of a short-term nature with entities that are consolidated, combined or accounted for by the equity method in our condensed consolidated financial statements. We and our subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange gain of $0.3 million and $0.5 million was recorded in the cumulative foreign currency translation adjustment account for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the intercompany balance due from CTILS was €24.6 million (or $30.3 million upon conversion from euros as of March 31, 2018). As of December 31, 2017, the intercompany balance due from CTILS was €26.2 million (or $31.4 million upon conversion from euros as of December 31, 2017).

Net Loss per Share

Basic net loss per share is calculated based on the net loss attributable to common stockholders divided by the weighted average number of shares outstanding for the period. Diluted net loss per share assumes the conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock, using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock, using the treasury stock method. In periods when we have a net loss, equity awards, warrants and convertible securities are excluded from our calculation of net loss per share as their inclusion would have an anti-dilutive effect.

Common shares underlying equity awards, warrants and convertible preferred stock aggregating 11.8 million shares for the three months ended March 31, 2018 and common shares underlying equity awards and warrants aggregating 3.5 million shares for the three months ended March 31, 2017 were excluded from the calculation of diluted net loss per common share because they were anti-dilutive.

Recently Adopted Accounting Standards

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. We adopted the new standard in the first quarter 2018 using the modified retrospective method. The adoption of the standard did not have a material impact on our condensed consolidated financial statements. See "Revenue Recognition" above for further discussion.

In March 2018, the FASB issued "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," or SAB 118. The guidance adds various SEC paragraphs pursuant to SAB 118 to Accounting Standard Codification 740 “Income Taxes."  SAB No. 118 was issued in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act, which became effective for us on January 1, 2018. The adoption of this guidance did not have material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory

The components of PIXUVRI inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$—	$394
Work-in-process	1,134	1,523
Inventory, gross	1,134	1,917
Reserve for excess, obsolete or unsalable inventory	(570)	(1,367)
Inventory, net	$564	$550

3. Leases

The deferred rent balance was $3.9 million as of March 31, 2018, of which $1.1 million was included in other current liabilities and $2.8 million was included in other liabilities. As of December 31, 2017, the deferred rent balance was $4.5 million, of which $1.4 million was included in other current liabilities and $3.1 million was included in other liabilities. Deferred rent includes $0.5 million and $0.6 million in other current liabilities and other liabilities, respectively, as of March 31, 2018, and $0.8 million and $0.6 million in other current liabilities and other liabilities, respectively, as of December 31, 2017, associated with the sublease of office space entered into in December 2017.

4. Equity Transactions

In February 2018, we offered and sold 23.0 million shares of our common stock, referred to as the Offering. The price to the public in this Offering was $3.00 per share of common stock. The gross proceeds from the Offering were $69.0 million before deducting underwriting commissions and discounts and other offering costs of approximately $4.8 million.

BVF Partners L.P., or BVF, an existing stockholder of the Company, was one of our investors in the Offering. In connection with the Offering, BVF purchased 6.3 million shares of our common stock. In addition, BVF exchanged 8.0 million shares of our common stock owned by BVF and 575 shares of our Series N Preferred Stock owned by BVF for 12,575 shares of our Series O Preferred Stock, pursuant to the exchange agreement executed in February 2018 as well as the letter agreements we entered into with BVF in connection with our Series N-2 Preferred Stock offering in 2015 and our Series N-3 Preferred Stock offering in 2017.

Each share of Series O Preferred Stock is convertible at the option of the holder (subject to certain limitations) into shares of common stock at a conversion price of $3.00 per share of common stock. Each share of Series O Preferred Stock is entitled to a liquidation preference equal to the initial stated value of $2,000 per share, plus any declared and unpaid dividends, and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series O Preferred Stock. The Series O Preferred Stock is not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series O Preferred Stock has no voting rights, except as otherwise expressly provided in the articles of incorporation of CTI or as otherwise required by law.

For the three months ended March 31, 2018, we recognized $0.1 million in deemed dividends on preferred stock related to the beneficial conversion feature on Series O Preferred Stock. There were 12,575 shares of Series O Preferred Stock outstanding as of March 31, 2018 which are convertible into 8.4 million shares of common stock.

5. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$379	$32
Selling, general and administrative	957	1,767
Total share-based compensation expense	$1,336	$1,799

We incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted stock	$169	$320
Options	1,167	1,479
Total share-based compensation expense	$1,336	$1,799

6. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Gain on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2017	$1	$(6,829)	$556	$(6,272)
Current period other comprehensive income (loss)	—	(810)	278	(532)
March 31, 2018	$1	$(7,639)	$834	$(6,804)

7. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed against all the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases.

Following is a summary of the status of the legal proceedings surrounding each respective VAT year return at issue:

2003 VAT Assessment. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT Assessment, which accepted the October 2012 appeal of the ITA and reversed a previous decision of the Provincial Tax Court. In January 2014, we appealed such decision to the Italian Supreme Court both on procedural grounds and on the merits of the case. In March 2014, we paid a deposit in respect of the 2013 VAT matter of €0.4 million (or $0.6 million upon conversion from euros as of the date of payment), following the ITA's request for such payment.

2005 VAT Assessment. In January 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the April 2013 appeal of the ITA, (ii) confirmed the October 2012 decision of the Regional Tax Court (127/31/2012), which fully accepted the merits of our earlier appeal and confirmed that no penalties could be imposed against us, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. ITA may not use any ordinary means of appeal against the Italian Supreme Court decision, and we intend to take steps to recover the amounts owed to us.

2006 and 2007 VAT Assessments. In November 2013, the ITA appealed to the Italian Supreme Court an April 2013 decision of the Regional Tax Court (57/35/13), that fully rejected the merits of an earlier ITA appeal, declared that no penalties could be imposed against us and found ITA liable to pay us approximately €12,000, as a partial refund of legal expenses we incurred.

No hearing dates have been fixed yet for either the 2003 VAT Assessment or consolidated 2006 and 2007 VAT Assessment cases.

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.2 million, or approximately $5.1 million converted using the currency exchange rate as of March 31, 2018, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

SEC Subpoena

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements.

These forward-looking statements include, but are not limited to:

•
our expectations regarding sufficiency of cash resources and other projections, product manufacturing and sales, research and development expenses, selling, general and administrative expenses and additional losses;

•	our ability to obtain funding for our operations;

•	the timing of, and our ability to develop, commercialize, and obtain regulatory approval of pacritinib, PIXUVRI and other development programs;

•	the design of our clinical trials and anticipated enrollment, and the progress and potential of our other ongoing development programs;

•	the timing of and results from clinical trials and pre-clinical development activities, including those related to pacritinib, PIXUVRI and our other product candidates;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to achieve profitability;

•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the rate and degree of market acceptance and clinical utility of any current or future products;

•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to negotiate, integrate, and implement collaborations, acquisitions and other strategic transactions;

•	our ability to engage and retain the employees required to grow our business; and

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available.

These statements are based on assumptions about many important factors and information currently available to us to the extent that we have thus far had an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. Additionally, these statements are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ending December 31, 2017, particularly in “Factors Affecting Our Business, Financial Condition, Operating Results and Prospects,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the European Union, or the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. PIXUVRI is the first approved treatment in the E.U. for patients with multiply relapsed or refractory aggressive B-cell NHL who have failed two or three prior lines of therapy. As part of our conditional marketing authorization in the E.U., we are required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. Enrollment for PIX306 was completed in August 2017 and topline results, which are event-driven, are expected in the third quarter of 2018. Although we do not have and are not currently pursuing regulatory approval of PIXUVRI in the U.S., we may reevaluate a possible submission strategy in the U.S. based on the data generated from the PIX306 study. Pursuant to our conditional marketing authorization in the E.U., and an extension granted in September 2016, we are required to submit the requisite clinical study report for PIX306 by December 2018.

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

For additional information on our collaboration with Servier, please see Part I, Item 1, “Business - License Agreements and Additional Milestone Activities - Servier” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In August 2016, we announced the top-line results from PERSIST-2, our Phase 3 trial of pacritinib for the treatment of patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter. Three hundred eleven (311) patients were enrolled in the study, which formed the basis for the safety analysis. Two hundred twenty-one (221) patients had a chance to reach Week 24 (the primary analysis time point) at the time the clinical hold was imposed and constituted the intent-to-treat analysis population utilized for the evaluation of efficacy. Results demonstrated that the PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant response rate in SVR in patients with myelofibrosis treated with pacritinib compared to BAT, including the approved JAK2 inhibitor ruxolitinib. The co-primary endpoint of reduction of Total Symptom Score, or TSS, was not achieved but trended toward improvement in TSS. There was no significant difference in overall survival across treatment arms, censored at the time of clinical hold. The most common treatment-emergent AEs, occurring in 20 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were gastrointestinal (generally manageable diarrhea, nausea and vomiting) and hematologic (anemia and thrombocytopenia) and were generally less frequent for twice-daily, or BID, versus once-daily, or QD, administration.  Details of the trial were presented in a late-breaking oral session at the American Society of Hematology Annual Meeting in December 2016. Subsequently, the results were published in JAMA Oncology in March 2018.

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and a dose-exploration clinical trial protocol that the FDA requested. At that time, we reached agreement with the FDA on the design of a new trial, PAC203, that plans to enroll up to approximately 105 patients with primary myelofibrosis who have failed prior ruxolitinib therapy, and that includes new cardiac entry criteria, to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks) of three dose regimens: 100 mg QD, 100 mg BID and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2.We enrolled our first patient in PAC203 in July 2017 and expect to complete enrollment in mid-2018. We expect to have interim data from PAC203 by the end of the second quarter of 2018 and topline data in the first quarter of 2019.

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

Factors Affecting Performance

Exclusive License and Collaboration Agreement with Servier

In April 2017 we amended and restated in its entirety the Exclusive License and Collaboration Agreement, or the Original Agreement, entered into with Servier in September 2014, related to PIXUVRI. Prior to the April 2017 entry into the Restated Agreement with Servier, we sold PIXUVRI primarily through a limited number of wholesale distributors. Gross sales is defined as our contracted reimbursement price in each country. Product sales, net represents gross sales, net of provisions for distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. Following the entry into the Restated Agreement with Servier, we no longer have product sales; Servier is responsible for distribution of PIXUVRI in countries other than the U.S.

Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. In connection with the April 2017 execution of the Restated Agreement with Servier, we allocated and recorded $11.5 million and $1.3 million of the upfront payment received to license revenue and deferred revenue, respectively. The remaining deferred revenue balance as of the date of the Restated Agreement relating to the upfront payment under the Original Agreement was $0.6 million, which, along with the $1.3 million of deferred revenue allocated from the Restated Agreement as mentioned above, will be recognized as revenue using an input measure through approximately 2019.

For additional information on our collaboration with Servier, see Part I, Item 1, “Business - License Agreements and Additional Milestone Activities - Servier” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Research and Development Activities

We will need to commit significant time and resources to develop our current and any future product candidates. Our product candidates, pacritinib and tosedostat, are currently in clinical development, and our product PIXUVRI, which is currently being commercialized in parts of Europe, is undergoing a post-authorization trial. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib and tosedostat, and to complete the post-authorization PIX306 trial of PIXUVRI, because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. For example, on February 8, 2016, the FDA placed a full clinical hold on pacritinib. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will generate material net cash inflows from PIXUVRI or be able to begin commercializing pacritinib to generate material net cash inflows. In order to generate revenue from these compounds, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part II, Item 1A, “Risk Factors” of this report.

Financial Summary

Our revenues are generated from collaboration and license agreements. We had PIXUVRI sales prior to April 2017 when we entered into the Restated Agreement with Servier. Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $10.5 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. Loss from operations was $4.3 million and $19.3 million for the three months ended March 31, 2018 and 2017, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of March 31, 2018, cash and cash equivalents were $104.6 million.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

Product sales, net.

Gross sales from PIXUVRI were zero and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. Product sales, net from PIXUVRI were zero and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

The decrease in product sales, net for the three months ended March 31, 2018 from the same period in 2017 was primarily related to the Restated Agreement we entered into with Servier in April 2017.

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended March 31,
		2018	2017
Servier	Milestone and license revenue	$—	$—
	Development services revenue	278	68
	Royalty revenue	199	$60
	Total Servier revenue	477	128

Teva	Milestone revenue	10,000	—
	Total Teva revenue	10,000	—

Total		$10,477	$128

Servier

License and contract revenue for the three months ended March 31, 2018 and 2017 includes $0.2 million and $26,000, respectively, of development services revenue recognized from the upfront payments we received in connection with the Restated Agreement and the Original Agreement with Servier. In addition, we recorded revenue of $0.1 million during the three months ended March 31, 2018 for the reimbursement of pharmacovigilance expenses under the Restated Agreement. There was no such revenue during the three months ended March 31, 2017. The balance of deferred revenue as of March 31, 2018 was $1.2 million.

In February 2016, we entered into an agreement with one of Servier's affiliates whereby we were to conduct a pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. In relation to this study, we recorded $42,000 of expense reimbursements as development services revenue during the three months ended March 31, 2017. There was no such revenue during the three months ended March 31, 2018. We expect to receive no such development services revenue in future periods as the pharmacokinetic sub-study was completed in September 2017.

Royalty revenue under the terms of the Restated Agreement and the Original Agreement for the three months ended March 31, 2018 and 2017 was $0.2 million and $60,000, respectively.

Teva

During the three months ended March 31, 2018, we received a $10.0 million milestone payment from Teva related to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. There were no such revenues for the same period in 2017.

Operating costs and expenses

Cost of product sold. Cost of product sold relates to sales of PIXUVRI and includes royalty expenses payable under the agreement with the University of Vermont and the Novartis Termination Agreement. For additional information about these agreements, see Part I, Item1, "Business - License Agreements and Milestone Activities" of our Annual Report on Form 10-K for the year ended December 31, 2017. Cost of product sold was $0.1 million for each of the three months ended March 31, 2018 and 2017. Cost of product sold for the three months ended March 31, 2018 solely relates to royalty expenses as we no longer have product sales, and royalty expenses included in cost of product sold for the three months ended March 31, 2017 were $49,000. The decrease in cost of product sold was primarily as a result of the Restated Agreement with Servier whereby Servier assumed responsibility for the manufacture and supply of drug products and substances in its respective territories.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Compounds:
PIXUVRI	$1,346	$2,065
Pacritinib	5,200	4,105
Tosedostat	35	106
Operating expenses	3,096	2,956
Research and preclinical development	8	21
Total research and development expenses	$9,685	$9,253

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of March 31, 2018 were $129.2 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $133.5 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO) and $13.9 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses increased to $9.7 million for the three months ended March 31, 2018 compared to $9.3 million for the same period in 2017. The increase was primarily attributable to an increase in pacritinib development costs related to the Phase 2 dosing clinical study which began in the second quarter of 2017, partially offset by decreases in expenses for the completion of two Phase 3 clinical studies and the manufacture of pacritinib, as well as a reduction in expenses related to the PIX306 clinical study between periods.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.4 million for the three months ended March 31, 2018 compared to $10.7 million for the same period in 2017. The decrease between the three-month periods ended March 31, 2018 and 2017 was primarily attributable to decreases of $2.0 million in personnel costs, $1.8 million in legal fees, $0.6 million in other professional services and $0.2 million in consulting services.

Other operating income. Other operating income of $0.4 million for the three months ended March 31, 2018 primarily relates to a sale of PIXUVRI drug product to Servier.

Non-operating income and expenses

Interest expense. Interest expense was $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense was primarily related to our secured term loans. The decrease between periods primarily relates to a lower average interest rate in 2018 than in 2017 and, to a lesser extent, a lower loan principal balance outstanding in 2018 compared to 2017.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $38,000 for the three months ended March 31, 2018 and 2017, respectively, related to our secured term loans.

Foreign exchange gain (loss). Foreign exchange gains for the three months ended March 31, 2018 and foreign exchange losses for the three months ended March 31, 2017 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European branches and subsidiaries denominated in foreign currencies.

Deemed dividends on preferred stock. Deemed dividends on preferred stock, approximately $0.1 million for the three months ended March 31, 2018, were related to the issuance of Series O Preferred Stock in February 2018. There were no deemed dividends on preferred stock for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of March 31, 2018, we had $104.6 million in cash and cash equivalents.

Common Stock Offering. In February 2018, we offered and sold of 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs was approximately $64.2 million.

Loan Agreement. In November, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, the proceeds of which was partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules, (and certain of its affiliates).
As of March 31, 2018, we had an outstanding principal balance under our senior secured term loan agreement of $16.0 million. We have an option to borrow an additional $2.0 million through July 31, 2018, subject to the satisfaction of certain conditions, which if borrowed would increase our outstanding principal balance. We are required to make monthly interest-only payments for at least 12 months after closing, through November 1, 2018, which period of interest-only payments may be extended to 18 months upon the occurrence of a certain milestone event, in the approximate amount of $0.1 million per month. After the initial 12-month interest-only period, we are required to pay interest plus principal payments for 36 months, in the approximate amount of $0.5 million per month, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million on November 1, 2021. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities decreased to $2.4 million during the three months ended March 31, 2018 compared to $8.7 million for the same period in 2017. This decrease was primarily due to receipt of a $10.0 million milestone payment from Teva in 2018 as well as decreases in spending for selling, general and administration expenses during the three months ended March 31, 2018 compared to the same period in 2017, offset by the collection of $7.8 million in receivables under the collaborative arrangement with Servier in 2017 .

Net cash used in investing activities. Net cash used in investing activities of $33,000 during the three months ended March 31, 2018 was due to purchases of property and equipment. There were no such purchases during the same period in 2017.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $64.6 million during the three months ended March 31, 2018, and net cash used in financing activities was $2.0 million during the same period in 2017. The increase was primarily due to net proceeds of $64.6 million from our February 2018 offering of common stock.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments or arrangements for additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part I, Item 1, “Business - License Agreements and Additional Milestone Activities - Baxalta” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations into the first quarter of 2020. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for PIXUVRI and pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib will increase. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of March 31, 2018, our available cash and cash equivalents totaled $104.6 million. We had an outstanding principal balance under our secured term loan agreement of $16.0 million.

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

Capital Requirements

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and/or reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Our future capital requirements will depend on many factors, including:

•	developments in and expenses associated with our research and development activities;

•	changes in manufacturing;

•	regulatory approval developments;

•	our ability to generate sales of any approved product;

•	ability to execute appropriate collaborations for development and commercialization activities;

•	ability to reach milestones triggering payments under certain of our contractual arrangements;

•	acquisitions of compounds or other assets;

•	litigation and other disputes;

•	competitive market developments; and

•	other unplanned business developments.

As of March 31, 2018, our contractual purchase obligations for which payments are due over the next 12 months, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, decreased by approximately $0.1 million.

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

For information regarding our license agreements and milestone activities, please see Part I, Item 1, “Business - License Agreements and Additional Milestone Activities” of our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure in the preparation of our consolidated financial statements and accompanying notes. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting estimates, please see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates discussed therein other than the change to the accounting policy for revenue recognition as discussed in Part I, Item 1, Note 1, Description of Business and Summary of Significant Accounting Policies of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European branches and subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. In addition, certain of our contractual arrangements, such as the Restated Agreement with Servier, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of March 31, 2018, we had a net asset balance, excluding intercompany payables and receivables, in our European branches and subsidiaries denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.4 million as of this date.

Interest Rate Risk

Our secured term loan bears interest at variable rates. Based on the outstanding principal balance of $16.0 million under such loan as of March 31, 2018, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of $0.4 million over the life of the loan. For a detailed discussion of our secured term loan, including a discussion of the applicable interest rate, refer to Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Long-term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures
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

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 7, Legal Proceedings" of this report and Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding material pending legal proceedings.

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. The occurrence of any of the risks described below and elsewhere in this document, including the risk that our actual results may differ materially from those anticipated in these forward-looking statements, could materially adversely affect our business, financial condition, liquidity, operating results or prospects and the trading price of our securities. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also harm our business, financial condition, operating results and prospects and the trading price of our securities.

Risks Related to Our Business

We expect to continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2018, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib, our lead development candidate.

We have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. Because obtaining regulatory approval requires substantial time, effort and financial resources, the termination of this collaborative partnership could negatively impact our ability to successfully develop and commercialize pacritinib. Even if we are successful in developing and obtaining regulatory approval for pacritinib, it would face intense competition from currently approved compounds and potentially other candidates being developed by our competitors. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we are unable to successfully develop, obtain regulatory approval and commercialize pacritinib, our business would be materially and adversely impacted.

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

•If we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitor, Jakafi® / Jakavi®.

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

•they may be uneconomical to produce;

•political and legislative changes may make the commercialization of our product candidates more difficult;

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

We have substantial operating expenses associated with the development of our compounds and the commercialization of PIXUVRI, and we have significant contractual payment obligations. Our available cash and cash equivalents were $104.6 million as of March 31, 2018. In February 2018, we received approximately $64.2 million in net proceeds from an offering of common stock. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in January 2018 relating to the achievement of a milestone for FDA approval of TRISENOX for first-line treatment of acute promyelocytic leukemia. While we believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations into the first quarter of 2020, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, our ability to generate projected sales of PIXUVRI, any expansion of our sales and marketing organization for PIXUVRI, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to do so is subject to a number of risks, uncertainties, constraints and consequences, including, but not limited to, the following:

•our ability to raise capital through the issuance of additional shares of our common stock or convertible securities is restricted by the limited number of our residual authorized shares, the potential difficulty of obtaining stockholder approval to increase authorized shares and the restrictive covenants under our secured term loan agreement;

•issuance of equity-based securities will dilute the proportionate ownership of existing stockholders;

•our ability to obtain further funds from any potential loan arrangements is limited by our existing loan and security agreement;

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

We may never be able to generate significant product revenues.

We anticipate that, for at least the next several years, our ability to generate significant revenues and become profitable will be substantially dependent on our ability to obtain regulatory approval for and successfully commercialize pacritinib, as well as our and Servier’s ability to successfully commercialize PIXUVRI. PIXUVRI, our only currently marketed product, is not approved for marketing in the U.S., is presently available only in a limited number of countries and is reimbursed in even fewer countries.

While we do not anticipate PIXUVRI to contribute significant product revenues in the near-term, any successful commercialization of PIXUVRI will depend heavily on our ability to obtain and maintain favorable reimbursement rates for users of PIXUVRI, as well as on various additional factors, including, without limitation, the ability to:

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

If we are unable to successfully commercialize our development stage or approved products as planned, our business, financial condition, operating results and prospects could be harmed.

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

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on single vendors. In particular, our current business structure contemplates, at least in the foreseeable future, use of a single commercial supplier for PIXUVRI drug substance. In addition, in the event pacritinib is approved, we will initially have only one commercial supplier for pacritinib. We may in the future seek to qualify an additional manufacturer of pacritinib, but the process for qualifying a manufacturer can be lengthy and may not occur on a timely basis or at all. The use of single vendors for core operational activities, such as clinical trial operations, manufacturing and distribution, and the resulting lack of diversification, expose us to the risk of a material interruption in service related to these single, outside vendors. As a result, our exposure to this concentration risk could harm our business.

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

We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In November 2017, we entered into a loan and security agreement with Silicon Valley Bank, the proceeds of which were partially used to repay in full all outstanding indebtedness under our loan and security agreement with Hercules Technology Growth Capital.

Borrowings under this loan and security agreement are secured by substantially all of our assets except intellectual property and subject to certain other exceptions. The loan and security agreement restricts our ability, among other things, to:

•sell, transfer or otherwise dispose of any of our business assets or property, subject to limited exceptions;

•make material changes to our business or management;

•enter into transactions resulting in significant changes to the voting control of our stock;

•make certain changes to our organizational structure;

•consolidate or merge with other entities or acquire other entities;

•incur additional indebtedness or create encumbrances on our assets;

•pay dividends, other than dividends paid solely in our common shares, or make distributions on and, in certain cases, repurchase our capital stock;

•enter into certain transactions with our affiliates;

•repay subordinated indebtedness; or

•make certain investments.

In addition, we are required under our loan agreement and security agreement to comply with various affirmative covenants. The covenants and restrictions and obligations in our loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and eliminate our eligibility to receive additional loans under the agreement.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our business operations and financial condition.

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

Directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental, creditor and other claims that may be made against them. Due to these and other reasons, such persons are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry directors and officers liability insurance. However, directors and officers liability insurance is expensive and can be difficult to obtain, particularly for companies like ours that have had a history of litigation. If we are unable to continue to provide directors and officers sufficient liability insurance at affordable rates or at all, or if directors and officers perceive our ability to do so in the future to be limited, it may become increasingly more difficult to attract and retain management and qualified directors to serve on our Board of Directors.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.9 million and $4.8 million as of March 31, 2018 and December 31, 2017, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 7, Legal Proceedings" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.2 million, or approximately $5.1 million converted using the currency exchange rate as of March 31, 2018, including collection fees, notification expenses and additional interest for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 7, Legal Proceedings," we are currently in the process of supplying documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations. Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

A variety of risks associated with international operations could materially adversely affect our business.

If we engage in significant cross-border activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries;

•	reduced protection for intellectual property rights in certain countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in North America;

•
likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of operations in foreign jurisdictions;

•	tighter restrictions on privacy and the collection and use of data, including genetic material, may apply in jurisdictions outside of North America; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If any of these issues were to occur, our business could be materially harmed.

Our net operating losses may not be available to reduce future income tax liability.

We have substantial tax loss carryforwards for U.S. federal income tax purposes, but our ability to use such carryforwards to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended, as a result of prior changes in the stock ownership of our company. Moreover, future changes in the ownership of our stock, including those resulting from issuance of shares of our common stock upon exercise of outstanding warrants, may further limit our ability to use our net operating losses.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the United States signed into law, on December 22, 2017, tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property. We have completed our determination of the accounting implications of the 2017 Tax Act, the impact of which is a $41.3 million reduction in net deferred tax assets to reflect the new statutory rate. The rate adjustment to deferred tax assets, a discrete item for the quarter, is fully offset by a decrease in the valuation allowance: there is therefore no rate impact to

us. In addition, there is no impact to current or deferred taxes related to the one-time deemed repatriation, as our foreign subsidiaries do not have cumulative positive earnings and profits. We are continuing to evaluate the impact of the 2017 Tax Act as further guidance is released. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States and certain foreign jurisdictions. We use significant judgment in evaluating our worldwide income-tax provision. During the ordinary course of business, we conduct many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income-tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

Our international operations subject us to potential adverse tax consequences.

We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from serious disaster.

Our headquarters are located in Seattle, Washington. We are vulnerable to natural disasters such as earthquakes that could disrupt our operations. If a natural disaster, power outage, fire or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or earthquake, which could have a material adverse effect on our business. In addition, we may lose samples or other valuable data. The occurrence of any of the forgoing could have a material adverse effect on our business.

Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates

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

In February 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib. A full clinical hold is a suspension of the clinical work requested under an investigational new drug application. Under the full clinical hold, all patients on pacritinib at the time the hold was placed were required to discontinue pacritinib, and we were not permitted to enroll any new patients or start pacritinib as initial or crossover treatment. In its written notification, the FDA noted interim overall survival results from PERSIST-2 showing a detrimental effect on survival consistent with the results from PERSIST-1, and that deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In January 2017, the full clinical hold was removed. Our complete response submission included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and the dose-exploration clinical trial protocol requested by the FDA. In July 2017, we enrolled the first patient in the PAC203 trial. We plan to enroll up to approximately 105 patients in our PAC203 trial with primary myelofibrosis who have failed prior ruxolitinib therapy to evaluate the dose response relationship for safety and efficacy (spleen volume reduction at 12 or 24 weeks) of three dose regimens: 100 mg once-daily, 100 mg twice-daily (BID) and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2. We expect to complete enrollment by mid-2018. We expect to have interim data from PAC203 by the end of the second quarter of 2018 and full data in the first quarter of 2019. The results of PAC203 may not address all of the FDA’s concerns regarding appropriate safe and efficacious dosage for pacritinib, and the FDA may again request additional information or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size.

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

We previously sought accelerated approval and requested Priority Review of our NDA for pacritinib. However, following the full clinical hold placed on pacritinib in February 2016, we subsequently withdrew our NDA. If we seek and the FDA does not grant accelerated approval or priority review for pacritinib or any of our other product candidates, we would experience a longer time to commercialization, if such product candidates are commercialized at all, our development costs would increase and our competitive position could be materially harmed.

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

If we seek and the FDA does not grant accelerated approval or priority review for a drug candidate, we would experience a longer time to commercialization in the U.S., if commercialized at all, our development costs may increase and our competitive position may be harmed.

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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the EMA in the E.U. Some of our other product candidates are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the E.U., we have not received marketing approval for our compounds. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. For instance, in February 2016, the FDA placed pacritinib on full clinical hold and the clinical hold was not removed until January 2017. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products, including PIXUVRI, are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-

marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as our ongoing PIX306 trial of PIXUVRI required by the EMA. We cannot predict the outcome of PIX306 or whether we will be able to complete the associated requirements in a timely manner. If we are unable to submit the requisite PIX306 clinical study report by the due date in December 2018 and are unable to obtain an extension of such deadline, or if we are otherwise unable to satisfy all applicable requirements, our conditional marketing authorization for PIXUVRI may be revoked.

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

We are subject to numerous laws and regulations related to health care fraud and abuse, false claims, anti-bribery and anti-corruption laws, such as the U.S. Anti-Kickback Statute and Foreign Corrupt Practices Act of 1977, in which violations of these laws could result in substantial penalties and prosecution.

In the United States, we are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. There are similar laws in other countries. These laws may impact, among other things, the sales, marketing and education programs for our products. The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many states have also adopted laws similar to the federal Anti-Kickback Statute and False Claims Act. Any allegation, investigation, or violation of these domestic health care fraud and abuse laws could result in government or internal investigations, significant diversion of resources, exclusion from government health care reimbursement programs and the curtailment or restructuring of our operations, significant fines, penalties, or other financial consequences, any of which may ultimately have a material adverse effect on our business.

For our sales and operations outside the United States, we are similarly subject to various heavily-enforced anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), U.K. Bribery Act, and similar laws around the world. These laws generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third parties, fail to comply with the FCPA and other anti-corruption and anti-bribery laws.

We leverage various third parties to sell our products and conduct our business abroad. We, our commercial partners and our other third-party intermediaries, including collaborators and licensees, may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (such as in the context of obtaining government approvals, registrations, or licenses or sales to government owned or controlled health care facilities, universities, institutes, clinics, etc.) and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, collaborators, licensees and agents, even if we do not explicitly authorize such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. To that end, while we have adopted and implemented internal control policies and procedures and employee training and compliance programs to deter prohibited practices, such compliance measures ultimately may not be effective in prohibiting our employees, representatives, contractors, partners, collaborators, licensees, agents and other third parties or intermediaries from violating or circumventing our policies and/or the law.

Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action or related investigation may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our employees, collaborators and other personnel may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA and other regulators, provide accurate information to the FDA, EMA and other regulators, comply with data privacy and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as comparable laws in non-U.S. jurisdictions, such as the European Union's General Data Privacy Regulations, may impose obligations with respect to safeguarding the privacy, use, security and transmission of individually identifiable health information. In addition to possible civil and criminal penalties for violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Risks Related to Intellectual Property

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

Our U.S. and foreign method and composition of matter patents for pacritinib expire as follows: US patents expire in May 2028 (method) / January 2029 (compound) / March 2030 (salt); foreign patents expire in November 2026 (method and compound) / December 2029 (salt). We expect our U.S. and foreign patent applications for use of pacritinib for treating transplant rejection will expire in 2036. Pacritinib has orphan drug designation for myelofibrosis in the U.S. and the E.U.

Our U.S. and foreign patents for PIXUVRI (pixantrone) expire as follows: US Patent Nos. 5,616,709 and 5,506,232 covering the pixantrone compound (i.e., 6,9-bis[(2-aminoethyl)amino]benzo[g]isoquinoline-5,10-dione), and dimaleate salt thereof, expired in 2014. Other patents relating to PIXUVRI include a US patent expiring in August 2024 (injectable formulation); Foreign patents (except Europe) expiring in May 2023 (injectable formulation); and European patents expiring in March 2020 (salt) and May 2027 (injectable formulation).

Our various tosedostat-directed patents expired in March 2018. Tosedostat has orphan drug designation for acute myeloid leukemia in the U.S. and the E.U.

Each patent may be eligible for future patent term restoration of up to five years under certain circumstances. However, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before such candidates are commercialized which may prevent us from obtaining any regulatory extensions if all the patents covering our candidates are expired prior to regulatory approval of the corresponding product candidate. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at universities or other life sciences companies, including our competitors or potential competitors. Although no claims against us are currently pending, we or our employees may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Common Stock

The market price of shares of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended April 26, 2018, our stock price ranged from a low of $2.45 to a high of $4.30. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

We may not be able to maintain our listing on the Nasdaq Capital Market, or the Nasdaq, or trading on the Nasdaq may otherwise be halted or suspended, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

We regained compliance in January 2017 with the minimum $1.00 bid price requirement by effecting a 1-for-10 reverse stock split on January 1, 2017, after receiving notice of non-compliance from the Nasdaq in March 2016.

We have in the past and may in the future fail to comply with the Nasdaq requirements. If our common stock ceases to be listed for trading on the Nasdaq for failure to comply with the minimum $1.00 per share closing bid price requirement or for any other reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on the Nasdaq may constitute an event of default under our loan and security agreement and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on the Nasdaq or if our public float falls below $75 million, we will be limited in our ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3. We have relied significantly on shelf registration statements on Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Trading in our common stock has been halted or suspended on the Nasdaq in the past and may also be halted or suspended in the future on the Nasdaq due to market or trading conditions at the discretion of the Nasdaq. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

Future financing, strategic and other activities may require us to increase the number of authorized shares in our certificate of incorporation. An inability to secure requisite stockholder approval for such increases could materially and adversely impact our ability to fund our operations.

At our 2018 annual meeting of stockholders, we are seeking approval of an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of our common stock by 20 million. We are proposing the increase in authorized shares due to the fact that we anticipate the need to issue additional shares of common stock in the future in connection with one or more of the following:

•	financing transactions, such as public or private offerings of common stock or derivative securities;

•	our equity incentive plans and employee stock purchase plan;

•
debt, warrant or other equity restructuring or refinancing transactions, such as debt or warrant exchanges or offerings of new convertible debt or modifications to existing securities, or as payments of interest on debt securities;

•	acquisitions, strategic partnerships, collaborations, joint ventures, restructurings, divestitures, business combinations and strategic investments;

•	our Shareholder Rights Agreement, dated December 28, 2009, as amended;

•	corporate transactions, such as stock splits or stock dividends; and

•	other corporate purposes that have not yet been identified.

Without an increase in the number of authorized shares, we may be constrained in our ability to raise capital when needed, and may lose important business opportunities, including to competitors, which could adversely affect our financial performance, growth and ability to continue our operations. As opportunities or circumstances that require prompt action frequently arise, we believe that the delay necessitated for stockholder approval of a specific issuance could result in a material and adverse impact on our business.

Even if we obtain approval to increase the number of authorized shares, we are required under the Nasdaq Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by the Nasdaq Marketplace Rules, as well as under certain other circumstances. We have in the past and may in the future issue additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding in order to fund our operations. However, we might not be successful in obtaining the required stockholder approval for any future issuance that requires stockholder approval pursuant to applicable rules and regulations. If we are unable to obtain financing or our financing options are limited due to stockholder approval difficulties, such failure may harm our ability to continue operations.

Anti-takeover provisions in our charter documents, in our shareholder rights agreement, or rights plan, under Delaware law and in other applicable instruments could make removal of incumbent management or an acquisition of us, which may be beneficial to our shareholders, more difficult.

Provisions of our certificate of incorporation and bylaws may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, to commence proxy contests or to effect changes in control. These provisions include:

•elimination of cumulative voting in the election of directors;

•procedures for advance notification of stockholder nominations and proposals;

•the ability of our Board of Directors to amend our bylaws without stockholder approval; and

•the ability of our Board of Directors to issue shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our Board of Directors may determine.

Pursuant to our rights plan, an acquisition of 20% or more of our common stock by a person or group, subject to certain exceptions, could result in the exercisability of the preferred stock purchase right accompanying each share of our common stock (except those held by a 20% stockholder, which become null and void), thereby entitling the holder to receive upon exercise, in lieu of a number of units of preferred stock, that number of shares of our common stock having a market value of two times the exercise price of the right. The existence of our rights plan could have the effect of delaying, deterring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares.

In addition, as a Delaware corporation, we are subject to Delaware’s anti-takeover statute, which imposes restrictions on some transactions between a corporation and certain interested stockholders. Other existing provisions applicable to us that could have an anti-takeover effect include our executive employment agreements and certain provisions of our outstanding equity-based compensatory awards that allow for acceleration of vesting in the event of a change in control. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”

The foregoing provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could adversely affect our investors' confidence, our business and the trading prices of our securities.

If we fail to maintain the adequacy of our internal controls, we may be unable to provide financial information in a timely and reliable manner within the time periods required for our financial reporting under SEC rules and regulations. Internal controls over financial reporting may not prevent or detect misstatements or omissions in our financial statements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. We have recently implemented a reduction in force, which may result in changes to our internal controls over financial reporting. The changes could relate to different employees performing internal control activities than those who have previously performed those activities or revisions to our actual control activities as we evaluate the appropriate internal control structure after our workforce reduction. A changing internal control environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The occurrence of or failure to remediate a significant deficiency material weakness may adversely affect our reputation and business and the market price of shares of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common stock to fall.

As of March 31, 2018, options to purchase 6,540,271 shares of our common stock with a weighted-average exercise price of $6.15 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares of common stock issued in connection with acquisitions, if any, may result in further dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the market price of our common stock and the trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us or our business. If too few securities or industry analysts cover our company, the market price of our common stock would likely be negatively impacted. If securities and industry analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the market price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause the market price of our common stock and the trading volume of our common stock to decline.

Our management team has broad discretion as to the use of the net proceeds from public or private equity or debt financings and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our stockholders disagree.

We have broad discretion in the application of the net proceeds to us from our November 2017 debt financing and February 2018 public equity offering of our common stock. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common stock. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common stock to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases in the First Quarter
The following table sets forth information with respect to purchases of our common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	—	$—	—	—
February 1 - February 28, 2018	130	3.21	—	—
March 1 - March 31, 2018	207	3.86	—	—
Total	337	$3.61	—	—
_________________________

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees granted under our Equity Incentive Plans.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

2.1	Agreement and Plan of Merger, dated January 24, 2018, by and between CTI BioPharma Corp., a Washington corporation, and CTI BioPharma Corp., a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2018.

3.1	Certificate of Incorporation of CTI BioPharma Corp., a Delaware corporation, dated January 24, 2018.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2018.

3.2	Certificate of Designation for Series O Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 12, 2018.

3.3	Amended and Restated Bylaws of CTI BioPharma Corp., effective March 21, 2018.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2018.

4.1	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 12, 2018.

10.1	Exchange Agreement, by and between the Company and BVF Partners L.P., dated February 8, 2018.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 12, 2018.

10.2	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2018.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: May 3, 2018	By:	/s/ Adam R. Craig
Adam R. Craig
President and Chief Executive Officer

Dated: May 3, 2018	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer