Form 10-Q
period 2018-06-30
CTI BIOPHARMA CORP
filed 2018-08-03
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 26, 2018
Common Stock, par value $0.001 per share	57,988,924

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,374	$27,218
Restricted cash	—	16,000
Short-term investments	27,450	—
Accounts receivable	—	4
Receivables from collaborative arrangements	696	1,278
Inventory, net	—	550
Prepaid expenses and other current assets	1,535	1,874
Total current assets	95,055	46,924
Property and equipment, net	2,084	2,365
Other assets	5,447	5,597
Total assets	$102,586	$54,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,715	$2,588
Accrued expenses	14,243	13,890
Current portion of deferred revenue	806	912
Current portion of long-term debt	2,590	444
Other current liabilities	883	1,424
Total current liabilities	22,237	19,258
Deferred revenue, less current portion	—	494
Long-term debt, less current portion	11,673	13,575
Other liabilities	5,028	5,469
Total liabilities	38,938	38,796
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333
Series O Preferred Stock, 12,575 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively (Aggregate liquidation preference of $25,150 and $0 as of June 30, 2018 and December 31, 2017, respectively)	—	—
Series N Preferred Stock, 0 shares and 575 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively (Aggregate liquidation preference of $0 and $1,150 as of June 30, 2018 and December 31, 2017, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 101,500,000 and 81,500,000 as of June 30, 2018 and December 31, 2017, respectively.
Issued and outstanding shares - 57,984,924 and 42,969,494 as of June 30, 2018 and December 31, 2017, respectively	58	43
Additional paid-in capital	2,290,017	2,223,388
Accumulated other comprehensive loss	(9,898)	(6,272)
Accumulated deficit	(2,210,783)	(2,195,346)
Total CTI stockholders' equity	69,394	21,813
Noncontrolling interest	(5,746)	(5,723)
Total stockholders' equity	63,648	16,090
Total liabilities and stockholders' equity	$102,586	$54,886

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$—	$211	$—	$837
License and contract revenue	613	22,014	11,090	22,142
Total revenues	613	22,225	11,090	22,979
Operating costs and expenses:
Cost of product sold	588	78	678	211
Research and development	9,124	8,914	18,809	18,167
Selling, general and administrative	4,865	7,962	10,274	18,650
Other operating expense (income)	37	—	(334)	—
Total operating costs and expenses, net	14,614	16,954	29,427	37,028
(Loss) income from operations	(14,001)	5,271	(18,337)	(14,049)
Non-operating (expense) income:
Interest expense	(297)	(488)	(585)	(1,022)
Amortization of debt discount and issuance costs	(130)	(37)	(264)	(75)
Foreign exchange (loss) gain	(1,575)	657	(852)	614
Other non-operating income (expense)	4,659	(30)	4,659	(30)
Total non-operating income (expense), net	2,657	102	2,958	(513)
Net (loss) income before noncontrolling interest	(11,344)	5,373	(15,379)	(14,562)
Noncontrolling interest	8	25	22	132
Net (loss) income	(11,336)	5,398	(15,357)	(14,430)
Deemed dividends on preferred stock	—	(4,350)	(80)	(4,350)
Net (loss) income attributable to common stockholders	$(11,336)	$1,048	$(15,437)	$(18,780)
Net (loss) income per common share:
Basic	$(0.20)	$0.03	$(0.29)	$(0.63)
Diluted	$(0.20)	$0.03	$(0.29)	$(0.63)
Shares used in calculation of (loss) income per common share:
Basic	57,941	31,725	54,148	29,895
Diluted	57,941	31,901	54,148	29,895

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income before noncontrolling interest	$(11,344)	$5,373	$(15,379)	$(14,562)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,682)	(1,944)	(3,492)	(2,445)
Unrealized foreign exchange (loss) gain on intercompany balance	(400)	2,118	(122)	2,664
Net unrealized loss on available-for-sale securities	(12)	—	(12)	(1)
Other comprehensive (loss) income	(3,094)	174	(3,626)	218
Comprehensive (loss) income	(14,438)	5,547	(19,005)	(14,344)
Comprehensive loss attributable to noncontrolling interest	8	25	22	132
Comprehensive (loss) income attributable to CTI	$(14,430)	$5,572	$(18,983)	$(14,212)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss before noncontrolling interest	$(15,379)	$(14,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,376	2,948
Depreciation and amortization	302	382
Provision for bad debt	35	—
Reserve for excess, obsolete or unsalable inventory	535	—
Gain on dissolution of a foreign entity	(4,288)	—
Noncash interest expense	264	75
Noncash rent benefit	(977)	(253)
Unrealized foreign exchange loss	283	—
Other	(12)	(32)
Changes in operating assets and liabilities:
Accounts receivable	4	(66)
Receivables from collaborative arrangements	568	7,534
Inventory	—	140
Prepaid expenses and other current assets	295	802
Other assets	(82)	69
Accounts payable	1,141	(3,284)
Accrued expenses	435	(3,110)
Deferred revenue	(600)	1,315
Other liabilities	(5)	—
Total adjustments	274	6,520
Net cash used in operating activities	(15,105)	(8,042)
Investing activities
Purchases of property and equipment	(33)	—
Purchases of short-term investments	(27,443)	—
Other	—	11
Net cash (used in) provided by investing activities	(27,476)	11
Financing activities
Proceeds from common stock offering, net of issuance costs	64,170	—
Repayment of Hercules debt	—	(3,909)
Proceeds from issuance of preferred stock, net of issuance costs	—	43,031
Other	(76)	(79)
Net cash provided by financing activities	64,094	39,043

Effect of exchange rate changes on cash and cash equivalents	643	(274)
Net increase in cash, cash equivalents and restricted cash	22,156	30,738
Cash, cash equivalents and restricted cash at beginning of period	43,218	44,002
Cash, cash equivalents and restricted cash at end of period	$65,374	$74,740

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$580	$1,060
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash financing activities
Exchange of common stock and preferred stock for preferred stock	$24,080	$—
Debt issuance costs included in accounts payable and accrued expenses	$5	$—
Conversion of preferred stock to common stock	$—	$41,549
Preferred stock issuance costs included in accounts payable and accrued expenses	$—	$393

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its wholly-owned subsidiary, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,”  the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and their health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS. As of June 30, 2018, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Reincorporation Merger

In January 2018, we effected a reincorporation merger, or the Reincorporation, following approval by our Board and our shareholders at our Special Meeting of Shareholders held on January 24, 2018, for the sole purpose of changing the state of incorporation from the State of Washington to the State of Delaware. The Reincorporation resulted in reclassification of certain carrying amounts of our preferred stock and common stock to additional paid-in capital since, prior to the Reincorporation, our preferred stock and common stock had no par value. Subsequent to the Reincorporation, our preferred stock and common stock each have a par value of $0.001 per share. The stockholders' equity section of our condensed consolidated balance sheets have been retroactively adjusted as if the Reincorporation had taken place as of January 1, 2017. There was no impact on our assets and liabilities as a result of the Reincorporation.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of a Development, Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of June 30, 2018, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses for the foreseeable future.

Our available cash, cash equivalents and short-term investments were $92.8 million as of June 30, 2018. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations into the first quarter of 2020. We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of June 30, 2018, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. As of December 31, 2017, our cash and cash equivalents consisted of cash. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

•	Level 1—Valuations based on unadjusted quoted prices for identical assets and liabilities in active markets.

•
Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Valuations based on unobservable inputs that are supported by little or no market activity, reflecting our own assumptions. These valuations require significant judgment or estimation.

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of June 30, 2018 and December 31, 2017. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2018				December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$977	$—	$—	$977	$43,218
Level 1 securities:
Money market funds	31,890	—	—	31,890	—
Level 2 securities:
U.S. government and agency securities	20,473	2	—	20,475	—
Corporate debt securities	39,495	—	(13)	39,482	—
	$92,835	$2	$(13)	$92,824	$43,218
Less: restricted cash				—	(16,000)
Total cash, cash equivalents and short-term investments				$92,824	$27,218

Restricted Cash

The restricted cash balance as of December 31, 2017 represents a legally restricted deposit held as a compensating balance against our secured term loan with Silicon Valley Bank, or SVB. Pursuant to the loan and security agreement entered into with SVB in November 2017, we were required to maintain unrestricted and unencumbered cash in an amount equal to at least $16.0 million at all times prior to the execution of an account control agreement. In January 2018, we obtained a waiver from SVB for such requirement and as a result, we no longer have restrictions placed on the cash balance.

Receivables from Collaborative Arrangements

Our receivables from collaborative arrangements relate to amounts payable or reimbursable to us under the terms of collaborative arrangements with our partners. The receivable balance as of June 30, 2018 primarily relates to royalties as well as the sale of PIXUVRI drug product to our partners Les Laboratoires Servier and Institut de Recherches Internationales Servier, or together Servier. The receivable balance as of December 31, 2017 primarily relates to the sale of PIXUVRI drug product to Servier. If it is deemed probable that an amount is uncollectible, it is written off against the existing allowance. We had no allowance for doubtful accounts from collaborative arrangements as of June 30, 2018 or December 31, 2017.

Value Added Tax Receivable

Our European operations are subject to a value added tax, or VAT, which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was approximately $4.6 million and $4.8 million as of June 30, 2018 and December 31, 2017, respectively, of which $4.5 million and $4.7 million, respectively, was included in other assets and $0.1 million and $0.1 million, respectively, was included in prepaid expenses and other current assets. The collection period of VAT receivable for our European operations ranges from approximately three months to five years. For our Italian VAT receivable, the collection period is generally approximately three to five years. As of June 30, 2018, the VAT receivable related to operations in Italy was approximately $4.6 million. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.

Inventory

We carry inventory at the lower of cost or net realizable value. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. We had a reserve of $1.1 million and $1.4 million related to excess, obsolete or unsalable inventory as of June 30, 2018 and December 31, 2017, respectively, which was included in Inventory, net.

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

Collaborative Arrangements

We recognize license and contract revenue under collaborative agreements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606 to determine distinct performance obligations. Prior to recognizing revenue, we make estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. If there are multiple, distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure in accordance with ASC-340-40, Other Assets and Deferred Costs: Contracts with Customers.

We have determined that our collaborative agreement with Servier is within the scope of ASC 606 and that the license and development services separately accounted for under the legacy standard would have remained two distinct performance obligations to Servier under ASC 606. As a result, the deferred revenue balance of $1.4 million as of the adoption date, relating to development services, will continue to be recognized as revenue through approximately the end of 2018 using an input measure. In addition, there were no milestones recognized as a cumulative effect adjustment to the opening accumulated deficit balance because we were not yet able to overcome constraints associated with the remaining milestones as of the adoption date. There was no change to the timing of revenue recognition with respect to royalties. The adoption of ASC 606 did not have a material impact on our condensed consolidated financial statements.

Cost of Product Sold

Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties and other costs of PIXUVRI product sold. Cost of product sold also includes allowances, if any, for excess inventory that may expire and become unsalable. Cost of product sold for the three and six months ended June 30, 2018 related to a provision for excess, obsolete or unsaleable inventory as well as contractual royalties as we no longer have product sales as discussed above.

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters.  For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net (loss) income, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of stockholders’ equity, except for intercompany transactions that are of a short-term nature with entities that are consolidated, combined or accounted for by the equity method in our condensed consolidated financial statements. We and our subsidiary also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange loss of $0.4 million and $0.1 million was recorded in the cumulative foreign currency translation adjustment account for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the intercompany balance due from CTILS was €28.1 million (or $32.8 million upon conversion from euros as of June 30, 2018). As of December 31, 2017, the intercompany balance due from CTILS was €26.2 million (or $31.4 million upon conversion from euros as of December 31, 2017).

Net (Loss) Income per Share

Basic net (loss) income per share is calculated based on the net (loss) income attributable to common stockholders divided by the weighted average number of our common shares outstanding for the period. Diluted net income per share assumes the conversion of all dilutive convertible securities using the if-converted method and assumes the exercise or vesting of other dilutive securities, such as warrants and stock awards, using the treasury stock method. In periods when we have a net loss, stock awards, warrants and convertible securities are excluded from our calculation of net loss per share as their inclusion would have an anti-dilutive effect. Basic and diluted shares were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic shares	57,941	31,725	54,148	29,895
Effect of dilutive securities	—	176	—	—
Diluted shares	57,941	31,901	54,148	29,895

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 15.8 million shares and 13.4 million shares for the three and six months ended June 30, 2018, respectively, and common shares underlying stock awards, warrants and convertible preferred stock aggregating 4.3 million shares for each of the three and six months ended June 30, 2017, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, or the FASB, issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. We adopted the new standard in the first quarter 2018 using the modified retrospective method. The adoption of the standard did not have a material impact on our condensed consolidated financial statements. See "Revenue Recognition" above for further discussion.

In March 2018, the FASB issued "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," or SAB 118. The guidance adds various SEC paragraphs pursuant to SAB 118 to Accounting Standard Codification 740 “Income Taxes."  SAB 118 was issued in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act, which became effective for us on January 1, 2018. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

In June 2018, the FASB issued new accounting guidance which simplifies the accounting for share-based payments granted to nonemployees for goods and services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory

The components of PIXUVRI inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$—	$394
Work-in-process	1,073	1,523
Inventory, gross	1,073	1,917
Reserve for excess, obsolete or unsalable inventory	(1,073)	(1,367)
Inventory, net	$—	$550

3. Leases

The deferred rent balance was $3.5 million as of June 30, 2018, of which $0.9 million was included in other current liabilities and $2.6 million was included in other liabilities. As of December 31, 2017, the deferred rent balance was $4.5 million, of which $1.4 million was included in other current liabilities and $3.1 million was included in other liabilities. Deferred rent includes $0.3 million and $0.5 million in other current liabilities and other liabilities, respectively, as of June 30, 2018, and $0.8 million and $0.6 million in other current liabilities and other liabilities, respectively, as of December 31, 2017, associated with the sublease of office space entered into in December 2017.

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

For the six months ended June 30, 2018, we recognized $0.1 million in deemed dividends on preferred stock related to the beneficial conversion feature on Series O Preferred Stock. There were 12,575 shares of Series O Preferred Stock outstanding as of June 30, 2018 which are convertible into 8.4 million shares of common stock.

5. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$164	$260	$543	$292
Selling, general and administrative	876	889	1,833	2,656
Total share-based compensation expense	$1,040	$1,149	$2,376	$2,948

We incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock	$(60)	$296	$109	$616
Options	1,100	853	2,267	2,332
Total share-based compensation expense	$1,040	$1,149	$2,376	$2,948

6. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Available-For- Sale Securities	Foreign Currency Translation Adjustments (1)	Unrealized Foreign Exchange Loss on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2017	$1	$(6,829)	$556	$(6,272)
Current period other comprehensive loss	(12)	(3,492)	(122)	(3,626)
June 30, 2018	$(11)	$(10,321)	$434	$(9,898)

(1) The current period change includes a release of cumulative translation adjustment in the amount of $4.3 million upon dissolution of our foreign branch, which was recognized in other non-operating income (expense) in our condensed consolidated statements of operations for the three and six months ended June 30, 2018.

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.2 million, or approximately $4.9 million converted using the currency exchange rate as of June 30, 2018, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

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

•	our ability to obtain funding for our operations;

•	the timing of, and our ability to develop, commercialize, and obtain regulatory approval of pacritinib and other development programs;

•	the design of our clinical trials and anticipated enrollment, and the progress and potential of our other ongoing development programs;

•	the timing of and results from clinical trials and pre-clinical development activities, including those related to pacritinib and our other product candidates;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to achieve profitability;

•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the rate and degree of market acceptance and clinical utility of any current or future products;

•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to negotiate, integrate, and implement collaborations, acquisitions and other strategic transactions;

•	our ability to engage and retain the employees required to grow our business; and

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies covering a spectrum of blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We are currently concentrating our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis.

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

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and a dose-exploration clinical trial protocol that the FDA requested. At that time, we reached agreement with the FDA on the design of a new trial, PAC203, that plans to enroll up to approximately 150 patients with primary myelofibrosis who have failed prior ruxolitinib therapy, and that includes new cardiac entry criteria, to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks) of three dose regimens: 100 mg QD, 100 mg BID and 200 mg BID. The 200 mg BID dose regimen was used in PERSIST-2.We enrolled our first patient in PAC203 in July 2017 and expect to complete enrollment before the end of 2018. In July 2018, we announced that the independent data monitoring committee, or IDMC, for the PAC203 trial completed its planned interim data review of the PAC203 trial and that the IDMC did not identify any drug- or dose-related safety concerns and did not identify any concerns about cardiac or bleeding events. Following the IDMC’s interim data review, the PAC203 trial will continue without modification and we expect that a second interim review will be conducted in the third quarter of 2018. We expect to have full data from PAC203 in the second quarter of 2019.

In July 2018, we attended a Type B meeting with the FDA to discuss the proposed regulatory pathway for pacritinib. Based on FDA feedback at that meeting, we plan to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis. The dosing for the Phase 3 study will be determined using the results of the PAC203 study. We anticipate requesting an additional meeting with the FDA in the fourth quarter of 2018 following the second interim analysis in the PAC203 study to discuss the interim data and to review the proposed design of the new Phase 3 study. We anticipate that the new Phase 3 study would commence in 2019 once the optimal dose of pacritinib has been confirmed based on the pharmacokinetic, efficacy and safety data from the PAC203 study.

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

Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017. Validation confirms that the submission is complete and initiates the centralized review process by the CHMP.  The CHMP review period is 210 days, excluding extensions, question or opinion response periods, after which the CHMP opinion is reviewed by the European Commission, which usually issues a final decision on E.U. authorization within three months. If authorized, pacritinib would be granted a marketing license valid in all 28 E.U. member states, Norway, Iceland and Liechtenstein.

On January 25, 2018, we were granted a three-month extension for submitting our response to the Day 120 List of Questions (D120 LoQ) from the CHMP of the EMA, with regard to the MAA for pacritinib, and on May 24, 2018, we submitted our responses to the D120 LoQ. We primarily requested the extension in order to provide the EMA with new pharmacokinetic analyses that include data from the ongoing Phase 2 PAC203 study. The D120 LoQ was received by the Company in November 2017 and included Major Objections in areas including efficacy, safety (including hematological, cardiovascular and infectious toxicities) and other concerns including the size of the data set and the pharmacokinetic analyses of the two dosing regimens studied in PERSIST-2. The extension request was submitted following a clarification meeting with the rapporteur and co-rapporteur and members of the EMA. In February 2018, the EMA issued its final GCP inspection report, which concluded that our PERSIST-2 clinical trial of pacritinib was generally conducted in compliance with GCP and internationally accepted ethical standards, that the deficient safety reporting procedures identified did not pose a direct risk for data quality and that the results from the PERSIST-2 clinical trial can be used for the evaluation and assessment of the MAA. We were granted a two-month extension for submitting the responses to the Day 180 list of outstanding issues, which we received from CHMP in July 2018. The extension will allow us to submit clinical data from PAC203 for review by the EMA. As a result, the CHMP opinion on the MAA is expected in the fourth quarter of 2018.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the European Union, or the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. As part of our conditional marketing authorization in the E.U., we were required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. Enrollment for PIX306 was completed in August 2017 and, in July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. We intend to conduct a thorough review of clinical data to assess the next steps for the PIXUVRI program.

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

Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. In connection with the April 2017 execution of the Restated Agreement with Servier, we allocated and recorded $11.5 million and $1.3 million of the upfront payment received to license revenue and deferred revenue, respectively. The remaining deferred revenue balance as of the date of the Restated Agreement relating to the upfront payment under the Original Agreement was $0.6 million, which, along with the $1.3 million of deferred revenue allocated from the Restated Agreement as mentioned above, will be recognized as revenue using an input measure. Following our July 2018 announcement that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab, the deferred revenue balance of $0.8 million as of June 30, 2018 is expected to be recognized as revenue through approximately the end of 2018.

For additional information on our collaboration with Servier, see Part I, Item 1, “Business - License Agreements and Additional Milestone Activities - Servier” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Research and Development Activities

We will need to commit significant time and resources to develop our current and any future product candidates. Our product candidates, pacritinib and tosedostat, are currently in clinical development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib and tosedostat because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. For example, on February 8, 2016, the FDA placed a full clinical hold on pacritinib. Also, in July 2018, we attended a Type B meeting with the FDA to discuss the proposed regulatory pathway for pacritinib. Based on FDA feedback at the meeting, we intend to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis, which Phase 3 study will require significant time and resources to complete. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will be able to begin commercializing pacritinib to generate material net cash inflows. In order to generate revenue from these compounds, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

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

Financial Summary

Our revenues are generated from collaboration and license agreements. We had PIXUVRI sales prior to April 2017 when we entered into the Restated Agreement with Servier. Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $0.6 million and $22.2 million for the three months ended June 30, 2018 and 2017, respectively, and $11.1 million and $23.0 million for the six months ended June 30, 2018 and 2017, respectively. Loss from operations was $14.0 million for the three months ended June 30, 2018 and income from operations was $5.3 million for the three months ended June 30, 2017. Loss from operations was $18.3 million and $14.0 million for the six months ended June 30, 2018 and 2017, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of June 30, 2018, cash, cash equivalents and short-term investments were $92.8 million.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2018 and 2017

Product sales, net.

Product sales, net from PIXUVRI were $0.2 million and $0.8 million for the three and six months ended June 30, 2017, respectively. We had no product sales for the three and six months ended June 30, 2018 due to our entry into the Restated Agreement with Servier in April 2017.

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Servier	Milestone and license revenue	$—	$11,487	$—	$11,487
	Development services revenue	493	399	771	467
	Royalty revenue	120	128	319	188
	Total Servier revenue	613	12,014	1,090	12,142

Teva	Milestone revenue	—	10,000	10,000	10,000
	Total Teva revenue	—	10,000	10,000	10,000

Total		$613	$22,014	$11,090	$22,142

Servier

Milestone and license revenue of $11.5 million for the three and six months ended June 30, 2017 represents a license revenue allocated from the upfront payment we received in connection with the Restated Agreement. There was no such revenue for the same periods in 2018.

License and contract revenue for the three and six months ended June 30, 2018 includes $0.4 million and $0.6 million, respectively, of development services revenue recognized from the upfront payments we received in connection with the Restated Agreement and the Original Agreement with Servier. Such revenue during the same periods in 2017 was $0.1 million and $0.2 million, respectively. The balance of deferred revenue as of June 30, 2018 was $0.8 million, which is expected to be recognized as revenue through approximately the end of 2018.

In addition, we recorded revenue of $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively, for the reimbursement of pharmacovigilance expenses under the Restated Agreement. We recorded revenue of $0.2 million for each of the three and six months ended June 30, 2017 for the reimbursement of expenses related to commercialization transition under the Restated Agreement.

In February 2016, we entered into an agreement with one of Servier's affiliates whereby we were to conduct a pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. In relation to this study, we recorded $0.1 million of expense reimbursements as development services revenue for the three and six months ended June 30, 2017. There was no such revenue during the three and six months ended June 30, 2018 as the pharmacokinetic sub-study was completed in September 2017.

Royalty revenue under the terms of the Restated Agreement and the Original Agreement for the three and six months ended June 30, 2018 was $0.1 million and $0.3 million, respectively, and $0.1 million and $0.2 million for the same periods in 2017.

Teva

During the six months ended June 30, 2018, we received a $10.0 million milestone payment from Teva related to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. There was no such revenue during the three months ended June 30, 2018.

During the three and six months ended June 30, 2017, we received a $10.0 million milestone payment from Teva upon the achievement of a worldwide net sales milestone of TRISENOX.

Operating costs and expenses

Cost of product sold. Cost of product sold relates to PIXUVRI and includes royalty expenses payable under the agreement with the University of Vermont and the Novartis Termination Agreement. For additional information about these agreements, see Part I, Item1, "Business - License Agreements and Milestone Activities" of our Annual Report on Form 10-K for the year ended December 31, 2017. Cost of product sold for the three and six months ended June 30, 2018 was $0.6 million and $0.7 million and included royalty expenses of $54,000 and $0.1 million, respectively as well as a $0.5 million provision for excess, obsolete or unsaleable inventory in each period. Cost of product sold for the three and six months ended June 30, 2017 was $0.1 million and $0.2 million, respectively, which included royalty expenses of $52,000 and $0.1 million for the respective periods. The increase in cost of product sold was primarily related to the provision for excess, obsolete or unsalable inventory.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Compounds:
PIXUVRI	$1,200	$1,957	$2,546	$4,022
Pacritinib	5,499	3,516	10,699	7,621
Tosedostat	62	83	97	189
Operating expenses	2,350	3,358	5,446	6,314
Research and preclinical development	13	—	21	21
Total research and development expenses	$9,124	$8,914	$18,809	$18,167

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of June 30, 2018 were $130.4 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $139.0 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO) and $14.0 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses increased to $9.1 million and $18.8 million for the three and six months ended June 30, 2018, respectively, compared to $8.9 million and $18.2 million for the same periods in 2017. The increase was primarily attributable to the pacritinib Phase 2 dosing clinical study which began in the second quarter of 2017 and other pacritinib development costs, partially offset by decreases in expenses for the completion of two pacritinib Phase 3 clinical studies and the manufacture of pacritinib, as well as a reduction in expenses related to the PIX306 clinical study between periods.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.9 million and $10.3 million for the three and six months ended June 30, 2018 compared to $8.0 million and $18.7 million for the same periods in 2017. The decrease between the three-month periods ended June 30, 2018 and 2017 was primarily attributable to decreases of $2.1 million related to shareholder litigation settlement, $1.1 million in personnel costs and $0.2 million in lease costs, offset by a $0.3 million increase in consulting and professional services. The decrease between the six-month periods ended June 30, 2018 and 2017 was primarily attributable to decreases of $3.1 million in personnel costs, $2.4 million in consulting and professional services primarily relating to legal and patent fees, $2.3 million related to shareholder litigation settlement, and $0.4 million in lease costs.

Other operating expense (income). Other operating income of $0.3 million for the six months ended June 30, 2018 primarily relates to sale of PIXUVRI drug product to Servier. There was no such income in the other periods presented.

Non-operating income and expenses

Interest expense. Interest expense was $0.3 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense was primarily related to our secured term loans. The decrease between periods primarily relates to a lower average interest rate in 2018 than in 2017 and, to a lesser extent, a lower loan principal balance outstanding in 2018 compared to 2017.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $37,000 for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $75,000 for the six months ended June 30, 2018 and 2017, respectively, related to our secured term loans.

Foreign exchange (loss) gain. Foreign exchange losses for the three and six months ended June 30, 2018 and foreign exchange gains for the three and six months ended June 30, 2017 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European subsidiary as well as assets and liabilities denominated in foreign currencies.

Other non-operating income (loss). Other non-operating income for the three and six months ended June 30, 2018 includes a $4.3 million gain on the dissolution of our foreign branch, primarily relating to the release of cumulative translation adjustment.

Deemed dividends on preferred stock. Deemed dividends on preferred stock of approximately $0.1 million for the six months ended June 30, 2018, were related to the issuance of Series O Preferred Stock in February 2018. There were no deemed dividends on preferred stock for the three months ended June 30, 2018. Deemed dividends on preferred stock of $4.4 million for the three and six months ended June 30, 2017 related to the issuance of our Series N-3 Preferred Stock in June 2017. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 8, Preferred Stock" of our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our Series N-3 Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of June 30, 2018, we had $92.8 million in cash, cash equivalents and short-term investments.

Common Stock Offering. In February 2018, we offered and sold 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs was approximately $64.2 million.

Loan Agreement. In November, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, the proceeds of which was partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules, (and certain of its affiliates).
As of June 30, 2018, we had an outstanding principal balance under our senior secured term loan agreement of $16.0 million. We had an option to borrow an additional $2.0 million, which option expired unexercised on July 31, 2018. We are required to make monthly interest-only payments for at least 12 months after closing, through November 1, 2018, in the approximate amount of $0.1 million per month. After the initial 12-month interest-only period, we are required to pay interest plus principal payments for 36 months, in the approximate amount of $0.5 million per month, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million on November 1, 2021. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the senior secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $15.1 million during the six months ended June 30, 2018 compared to $8.0 million for the same period in 2017. This increase was due to 2017 receipts from Servier of a $13.1 million upfront payment in connection with the Restated Agreement and $7.8 million in 2016 receivables under the collaborative arrangement. No similar revenue was received in 2018. These amounts were offset by decreases in spending for selling, general and administration expenses during the six months ended June 30, 2018 compared to the same period in 2017, as well as the timing of cash payments between the two periods.

Net cash (used in) provided by investing activities. Net cash used in investing activities of $27.5 million during the six months ended June 30, 2018 was primarily due to purchases of short-term investments. There were no such purchases during the same period in 2017.

Net cash provided by financing activities. Net cash provided by financing activities was $64.1 million and $39.0 million during the six months ended June 30, 2018 and 2017, respectively. The increase was primarily due to the higher amount of net proceeds from our February 2018 offering of common stock compared to those from our June 2017 offering of Series N-3 preferred stock.

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

Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations into the first quarter of 2020. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib will increase. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of June 30, 2018, our available cash, cash equivalents and short-term investments totaled $92.8 million. We had an outstanding principal balance under our secured term loan agreement of $16.0 million.

Financial resource forecasts are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and the other factors identified under “Capital Requirements” below may consume capital resources earlier than planned. Additionally, it is uncertain whether we will receive significant additional milestone payments or net sales from PIXUVRI following our July 2018 announcement that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. Due to these and other factors, the foregoing forecast for the period for which we will have sufficient resources to fund our operations may fail.

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

As of June 30, 2018, our contractual purchase obligations for which payments are due over the next 12 months, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, decreased by less than $0.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Market Risk

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our European subsidiary will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. In addition, certain of our contractual arrangements, such as the Restated Agreement with Servier, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Changes in the value of the U.S. dollar as compared to applicable foreign currencies (in particular, the euro) might have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of June 30, 2018, we had a net asset balance, excluding intercompany payables and receivables, in our European subsidiary denominated in euros as well as Italian VAT receivables and deposits denominated in euros. If the euro were to weaken 20 percent against the dollar, our net asset balance would decrease by approximately $1.2 million as of this date.

Interest Rate Risk

Our secured term loan bears interest at variable rates. Based on the outstanding principal balance of $16.0 million under such loan as of June 30, 2018, a hypothetical increase of 1.0% in interest rates would result in additional interest expense of

$0.3 million over the life of the loan. For a detailed discussion of our secured term loan, including a discussion of the applicable interest rate, refer to Part II, Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Long-term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2018, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib, our lead development candidate.

We have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. Because obtaining regulatory approval requires substantial time, effort and financial resources, the termination of this collaborative partnership could negatively impact our ability to successfully develop and commercialize pacritinib. Even if we are successful in developing and obtaining regulatory approval for pacritinib, it would face intense competition from currently approved compounds and potentially other candidates being developed by our competitors. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we partner pacritinib, we may have to relinquish valuable economic rights and would potentially forgo additional economic benefits that could be realized if we continued the development and commercialization activities alone. Even if pacritinib receives approval from the FDA, EMA or other regulatory authorities, we would need to incur significant expenses to support the commercialization and launch of pacritinib, which investment may never be realized if sales are insufficient. If we are unable to successfully develop, obtain regulatory approval and commercialize pacritinib, our business would be materially and adversely impacted.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•If we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitor, Jakafi® / Jakavi® and may face competition from fedratinib, which Celgene has announced is being prepared for an NDA submission in myelofibrosis by the end of 2018.

•If we are successful in bringing tosedostat to market, we will face competition from currently marketed products, such as cytarabine, Dacogen®, Vidaza®, Clolar®, Revlimid® and Thalomid®.

In addition to the specific competitive factors discussed above, new anti-cancer drugs that may be under development or developed and marketed in the future could compete with our various compounds.

Many of our competitors, particularly multinational pharmaceutical companies, either alone or together with their collaborators, have substantially greater financial and technical resources and substantially larger development and marketing teams than us, as well as significantly greater experience than we do in developing, commercializing, manufacturing, marketing and selling products. As a result, products of our competitors might come to market sooner or might prove to be more effective, less expensive, have fewer side effects or be easier to administer than ours. In any such case, sales of any potential future product would likely suffer and we might never recoup the significant investments we have made and will continue to make to develop and market these compounds.

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

We have substantial operating expenses associated with the development of our compounds, and we have significant contractual payment obligations. Our available cash, cash equivalents and short-term investments were $92.8 million as of June 30, 2018. In February 2018, we received approximately $64.2 million in net proceeds from an offering of common stock. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in January 2018 relating to the achievement of a milestone for FDA approval of TRISENOX for first-line treatment of acute promyelocytic leukemia. While we believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations into the first quarter of 2020, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

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

We anticipate that, for at least the next several years, our ability to generate significant revenues and become profitable will be substantially dependent on our ability to obtain regulatory approval for and successfully commercialize pacritinib. If we are unable to successfully commercialize our development stage or approved products as planned, our business, financial condition, operating results and prospects could be harmed.

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

We may not be able to obtain sufficient quantities of our compounds if we are unable to secure manufacturers when needed, or if our designated manufacturers do not have the capacity or otherwise fail to manufacture compounds according to our schedule and specifications or fail to comply with cGMP regulations. In particular, in connection with the transition of the manufacturing of pacritinib drug supply to successor vendors, we could face logistical, scaling or other challenges that may adversely affect supply. Furthermore, in order to ultimately obtain and maintain applicable regulatory approvals, any manufacturers we utilize are required to consistently produce the respective compounds in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so, which is referred to as process validation. In order to obtain and maintain regulatory approval of a compound, the applicable regulatory authority must consider the result of the applicable process validation to be satisfactory and must otherwise approve of the manufacturing process. Even if our compound manufacturing processes obtain regulatory approval and sufficient supply is available to complete clinical trials necessary for regulatory approval, there are no guarantees we will be able to supply the quantities necessary to effect a commercial launch of the applicable drug, or once launched, to satisfy ongoing demand. Any compound shortage could also impair our ability to deliver contractually required supply quantities to applicable collaborators, as well as to complete any additional planned clinical trials.

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

In November 2017, we entered into a loan and security agreement with Silicon Valley Bank, which was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under our loan and security agreement with Hercules Technology Growth Capital.

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

One component of our business strategy is the in-licensing and acquisition of drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Pacritinib and tosedostat have both been in-licensed or acquired from third parties. Competition for new promising compounds and commercial products can be intense. If we are not able to identify future in-licensing or acquisition opportunities and enter into arrangements on acceptable terms, our future product portfolio and potential profitability could be harmed.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.6 million and $4.8 million as of June 30, 2018 and December 31, 2017, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 7, Legal Proceedings" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.2 million, or approximately $4.9 million converted using the currency exchange rate as of June 30, 2018, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

We generally conduct our international operations through wholly owned subsidiary and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

Due to the fact that we have a European subsidiary conducting operations, together with the fact that we are party to certain contractual arrangements denoting monetary amounts in foreign currencies, we are subject to risk regarding currency exchange rate fluctuations.

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities, as well as the reported amounts of revenues and expenses, in our European subsidiary will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Any expansion of our commercial operations in Europe may increase our exposure to fluctuations in foreign currency exchange rates. In addition, certain of our contractual arrangements, denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Furthermore, the referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union has resulted in increased volatility in the global financial markets and caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the euro. Changes in the value of the U.S. dollar as compared to foreign currencies (in particular, the euro) might have an adverse effect on our reported operating results and financial condition.

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

In February 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib. A full clinical hold is a suspension of the clinical work requested under an investigational new drug application. Under the full clinical hold, all patients on pacritinib at the time the hold was placed were required to discontinue pacritinib, and we were not permitted to enroll any new patients or start pacritinib as initial or crossover treatment. In its written notification, the FDA noted interim overall survival results from PERSIST-2 showing a detrimental effect on survival consistent with the results from PERSIST-1, and that deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In January 2017, the full clinical hold was removed. Our complete response submission included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and the dose-exploration clinical trial protocol requested by the FDA. In July 2017, we enrolled the first patient in the PAC203 trial, which is evaluating the safety and efficacy of three dosing schedules (100 mg once daily, 100 mg twice daily and 200 mg twice daily) over 24 weeks in patients with myelofibrosis previously treated with ruxolitinib. We plan to enroll up to approximately 150 patients in our PAC203 trial and expect to complete enrollment before the end of 2018. In July 2018, we announced that the independent data monitoring committee, or IDMC, for the PAC203 trial completed its planned interim data review of the PAC203 trial and that the IDMC did not identify any drug- or dose-related safety concerns and did not identify any concerns about cardiac or bleeding events. Following the IDMC’s interim data review, the PAC203 trial will continue without modification and we expect that a second interim review will be conducted in the third quarter of 2018. Also in July 2018, we attended a Type B meeting with the FDA to discuss the proposed regulatory pathway for pacritinib. Based on FDA feedback at that meeting, we plan to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis. The dosing for the Phase 3 study will be determined using the results of the PAC203 study. We anticipate requesting an additional meeting with the FDA in the fourth quarter of 2018 following the second interim analysis in the PAC203 study to discuss the interim data and to review the proposed design of the new Phase 3 study. We cannot be certain that the proposed new Phase 3 study will be sufficient for regulatory approval or that the full data from the PAC203 study will not raise additional questions from the FDA, and the FDA may again request additional information or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size.

Further, in the EMA’s initial assessment report regarding our original MAA, the CHMP determined that the current application was not approvable because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the original MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. These data suggest that pacritinib may show clinical benefit in patients who have failed or are intolerant to ruxolitinib therapy, a population for which there is no approved therapy. Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017. Validation confirms that the submission is complete and initiates the centralized review process by the CHMP. The CHMP review period is 210 days, excluding extensions, question or opinion response periods, after which the

CHMP opinion is reviewed by the European Commission, which usually issues a final decision on E.U. authorization within three months. If authorized, pacritinib would be granted a marketing license valid in all 28 E.U. member states, Norway, Iceland and Liechtenstein.

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

Our business is dependent on the success of our development and commercialization collaborations. If our existing collaborations fail, or if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

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

For example, although PIXUVRI received conditional marketing authorization in the E.U. in May 2012, we were required to conduct a post-authorization trial, referred to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. In July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. We intend to conduct a thorough review of clinical data to assess the next steps for the PIXUVRI program. In light of the results of the PIX306 trial announced in July 2018, Servier may exercise its right to terminate our collaborative agreement and PIXUVRI may be removed from the E.U. market. If either of these events occurs, our ability to receive future payments and royalties related to PIXUVRI and our collaborative agreement with Servier would cease.

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

We may in the future decide to seek an accelerated approval pathway for our compounds. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. A surrogate endpoint under an accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. There can be no assurance that the FDA will agree that any endpoint we suggest with respect to any of our drug candidates is an appropriate surrogate endpoint. Furthermore, there can be no assurance that any application will be accepted or that approval will be granted. Even if a product candidate is granted accelerated approval, such accelerated approval is contingent on the sponsor’s agreement to conduct one or more post-approval confirmatory trials. Such confirmatory trial(s) must be completed with due diligence and, in some cases, the FDA may require that the trial(s) be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of a product candidate or indication approved under the accelerated approval pathway for a variety of reasons, including if the trial(s) required to verify the predicted clinical benefit of a product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug, or if the sponsor fails to conduct any required post-approval trial(s) with due diligence.

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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the EMA in the E.U. Some of our other product candidates are currently in research or development and, other than conditional marketing authorization for PIXUVRI in the E.U., we have not received marketing approval for our compounds. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. For instance, in February 2016, the FDA placed pacritinib on full clinical hold and the clinical hold was not removed until January 2017. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. For example, in July 2018, we attended a Type B meeting with the FDA to discuss the proposed regulatory pathway for pacritinib. Based on FDA feedback at the meeting, we intend to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis, which Phase 3 study will require significant time and resources to complete and, even if completed, may not be sufficient to support approval. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

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

Post-approval or authorization regulatory reviews and obligations often result in significant expense and marketing limitations, and any failure to satisfy such ongoing obligations could negatively affect our business, financial condition, operating results or prospects.

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as the PIX306 trial of PIXUVRI required by the EMA. In July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. We intend to conduct a thorough review of clinical data to assess the next steps for the PIXUVRI program. In light of the results of the PIX306 trial announced in July 2018, Servier may exercise its right to terminate our collaborative agreement and PIXUVRI may be removed from the E.U. market. If either of these events occurs, our ability to receive future payments and royalties related to PIXUVRI and our collaborative agreement with Servier would cease.

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

For our sales and operations outside the United States, we are similarly subject to various heavily-enforced anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, U.K. Bribery Act, and similar laws around the world. These laws generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third parties, fail to comply with the FCPA and other anti-corruption and anti-bribery laws.

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

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the U.S. and foreign countries directed to PIXUVRI, pacritinib and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 26, 2018, our stock price ranged from a low of $2.17 to a high of $5.36. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

At our 2018 annual meeting of stockholders, we sought and received approval of an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of our common stock by 20 million. We proposed the increase in authorized shares due to the fact that we anticipate the need to issue additional shares of common stock in the future in connection with one or more of the following:

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

We may seek approval to increase the number of authorized shares again in the future. Without such increases in the number of authorized shares, we may be constrained in our ability to raise capital when needed, and may lose important business opportunities, including to competitors, which could adversely affect our financial performance, growth and ability to continue our operations. As opportunities or circumstances that require prompt action frequently arise, we believe that the delay necessitated for stockholder approval of a specific issuance could result in a material and adverse impact on our business.

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

As of June 30, 2018, options to purchase 7,889,923 shares of our common stock with a weighted-average exercise price of $5.83 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

3.1	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., dated May 17, 2018.	Filed herewith.

10.1	CTI BioPharma Corp. Amended and Restated 2017 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018.

10.2	Form of Stock Option Agreement under the CTI BioPharma Corp. Amended and Restated 2017 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018.

10.3	First Amendment to Loan and Security Agreement, dated May 17, 2018, by and between Silicon Valley Bank and CTI BioPharma Corp.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: August 2, 2018	By:	/s/ Adam R. Craig
Adam R. Craig
President and Chief Executive Officer

Dated: August 2, 2018	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer