Form 10-Q
period 2018-09-30
CTI BIOPHARMA CORP
filed 2018-11-01
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2018
Common Stock, par value $0.001 per share	57,988,562

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$52,911	$27,218
Restricted cash	—	16,000
Short-term investments	28,005	—
Receivables from Servier	269	1,278
Inventory, net	—	550
Prepaid expenses and other current assets	1,115	1,878
Total current assets	82,300	46,924
Property and equipment, net	1,938	2,365
Other assets	5,391	5,597
Total assets	$89,629	$54,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,078	$2,588
Accrued expenses	15,667	13,890
Current portion of deferred revenue	441	912
Current portion of long-term debt	3,923	444
Other current liabilities	888	1,424
Total current liabilities	22,997	19,258
Deferred revenue, less current portion	—	494
Long-term debt, less current portion	10,470	13,575
Other liabilities	4,800	5,469
Total liabilities	38,267	38,796
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333
Series O Preferred Stock, 12,575 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively (Aggregate liquidation preference of $25,150 and $0 as of September 30, 2018 and December 31, 2017, respectively)	—	—
Series N Preferred Stock, 0 shares and 575 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively (Aggregate liquidation preference of $0 and $1,150 as of September 30, 2018 and December 31, 2017, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 101,500,000 and 81,500,000 as of September 30, 2018 and December 31, 2017, respectively.
Issued and outstanding shares - 57,988,702 and 42,969,494 as of September 30, 2018 and December 31, 2017, respectively	58	43
Additional paid-in capital	2,292,560	2,223,388
Accumulated other comprehensive loss	(9,910)	(6,272)
Accumulated deficit	(2,225,592)	(2,195,346)
Total CTI stockholders' equity	57,116	21,813
Noncontrolling interest	(5,754)	(5,723)
Total stockholders' equity	51,362	16,090
Total liabilities and stockholders' equity	$89,629	$54,886
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$—	$—	$—	$853
License and contract revenue	723	1,705	11,813	23,831
Total revenues	723	1,705	11,813	24,684
Operating costs and expenses:
Cost of product sold	114	69	792	280
Research and development	9,730	7,601	28,539	25,768
Selling, general and administrative	5,649	5,802	15,923	24,452
Other operating income	—	—	(334)	—
Total operating costs and expenses, net	15,493	13,472	44,920	50,500
Loss from operations	(14,770)	(11,767)	(33,107)	(25,816)
Non-operating income (expense):
Interest income	436	—	800	—
Interest expense	(308)	(457)	(893)	(1,479)
Amortization of debt discount and issuance costs	(130)	(38)	(394)	(113)
Foreign exchange (loss) gain	(46)	161	(898)	775
Other non-operating income	—	102	4,295	72
Total non-operating (expense) income, net	(48)	(232)	2,910	(745)
Net loss before noncontrolling interest	(14,818)	(11,999)	(30,197)	(26,561)
Noncontrolling interest	9	25	31	157
Net loss	(14,809)	(11,974)	(30,166)	(26,404)
Deemed dividends on preferred stock	—	—	(80)	(4,350)
Net loss attributable to common stockholders	$(14,809)	$(11,974)	$(30,246)	$(30,754)
Basic and diluted net loss per common share	$(0.26)	$(0.28)	$(0.55)	$(0.90)
Shares used in calculation of basic and diluted net loss per common share	57,964	42,878	55,434	34,270

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss before noncontrolling interest	$(14,818)	$(11,999)	$(30,197)	$(26,561)
Other comprehensive (loss) income:
Foreign currency translation adjustments	216	(1,029)	(3,276)	(3,474)
Unrealized foreign exchange (loss) gain on intercompany balance	(223)	1,131	(345)	3,795
Net unrealized (loss) gain on available-for-sale securities	(5)	8	(17)	7
Other comprehensive (loss) income	(12)	110	(3,638)	328
Comprehensive loss	(14,830)	(11,889)	(33,835)	(26,233)
Comprehensive loss attributable to noncontrolling interest	9	25	31	157
Comprehensive loss attributable to CTI	$(14,821)	$(11,864)	$(33,804)	$(26,076)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss before noncontrolling interest	$(30,197)	$(26,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,904	4,303
Depreciation and amortization	448	541
Reserve for excess, obsolete or unsalable inventory	535	—
Gain on dissolution of a foreign entity	(4,288)	—
Noncash interest expense	394	113
Noncash rent benefit	(1,201)	(390)
Unrealized foreign exchange loss	318	—
Other	(36)	(22)
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	996	5,366
Inventory	—	1,047
Prepaid expenses and other current assets	686	998
Other assets	(134)	79
Accounts payable	(493)	(5,264)
Accrued expenses and other	1,858	(9,976)
Deferred revenue	(965)	972
Net cash used in operating activities	(27,175)	(28,794)
Investing activities
Purchases of property and equipment	(33)	—
Purchases of short-term investments	(29,412)	—
Proceeds from maturities of short-term investments	1,500	—
Proceeds from sale of available-for-sale securities	—	11
Net cash (used in) provided by investing activities	(27,945)	11
Financing activities
Proceeds from common stock offering, net of issuance costs	64,170	—
Repayment of Hercules debt	—	(4,584)
Proceeds from issuance of preferred stock, net of issuance costs	—	42,669
Other	(67)	(92)
Net cash provided by financing activities	64,103	37,993

Effect of exchange rate changes on cash and cash equivalents	710	(412)
Net increase in cash, cash equivalents and restricted cash	9,693	8,798
Cash, cash equivalents and restricted cash at beginning of period	43,218	44,002
Cash, cash equivalents and restricted cash at end of period	$52,911	$52,800

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$886	$1,523

Supplemental disclosure of noncash financing activities
Exchange of common stock and preferred stock for preferred stock	$24,080	$—
Conversion of preferred stock to common stock	$—	$41,578

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS. As of September 30, 2018, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Reincorporation Merger

In January 2018, we effected a reincorporation merger, or the Reincorporation, following approval by our Board and our shareholders at our Special Meeting of Shareholders held on January 24, 2018, for the sole purpose of changing the state of incorporation from the State of Washington to the State of Delaware. The Reincorporation resulted in reclassification of certain carrying amounts of our preferred stock and common stock to additional paid-in capital since, prior to the Reincorporation, our preferred stock and common stock had no par value. Subsequent to the Reincorporation, our preferred stock and common stock each have a par value of $0.001 per share. The stockholders' equity section of our condensed consolidated balance sheets has been retroactively adjusted as if the Reincorporation had taken place as of January 1, 2017. There was no impact on our assets and liabilities as a result of the Reincorporation.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of a Development, Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of September 30, 2018, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses for the foreseeable future.

Our available cash, cash equivalents and short-term investments were $80.9 million as of September 30, 2018. We completed the evaluation about our ability to continue as a going concern as required by Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Based on this analysis, we concluded that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to meet our obligations as they come due and to fund our operations into the first quarter of 2020. We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of September 30, 2018, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. As of December 31, 2017, our cash and cash equivalents consisted of cash. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of September 30, 2018 and December 31, 2017. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2018				December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$2,592	$—	$—	$2,592	$43,218
Level 1 securities:
Money market funds	30,347	—	—	30,347	—
Level 2 securities:
U.S. government and agency securities	14,969	—	(8)	14,961	—
Corporate debt securities	33,024	—	(8)	33,016	—
	$80,932	$—	$(16)	$80,916	$43,218
Less: restricted cash				—	(16,000)
Total cash, cash equivalents and short-term investments				$80,916	$27,218

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

Receivables from Servier

Our receivables from collaborative arrangements relate to amounts payable or reimbursable to us under the terms of collaborative arrangements with our partners. The receivable balance as of September 30, 2018 primarily relates to royalties from our partners Les Laboratoires Servier and Institut de Recherches Internationales Servier, or together Servier. The receivable balance as of December 31, 2017 primarily relates to the sale of PIXUVRI drug product to Servier. If it is deemed probable that an amount is uncollectible, it is written off against the existing allowance. We had no allowance for doubtful accounts from collaborative arrangements as of September 30, 2018 or December 31, 2017.

Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an Input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and determined that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately $4.5 million and $4.8 million as of September 30, 2018 and December 31, 2017, respectively. Substantially all of our VAT receivable is included in Other assets. As disclosed in Note 7. Legal Proceedings, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.2 million (or approximately $4.9 million converted using the currency exchange rate as of September 30, 2018), to the ITA is probable at this time.

Inventory

We carry inventory at the lower of cost or net realizable value. The cost of finished goods and work in process is determined using the standard-cost method, which approximates actual cost based on a first-in, first-out method. Inventory includes the cost of materials, third-party contract manufacturing and overhead costs, quality control costs and shipping costs from the manufacturers to the final distribution warehouse associated with the distribution of PIXUVRI. Production costs for our other product candidates continue to be charged to research and development expense as incurred prior to regulatory approval or until our estimate for regulatory approval becomes probable. We review inventories on a quarterly basis for impairment and reserves are established when necessary. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of product. In the event we identify excess, obsolete or unsalable inventory, the value is written down to the net realizable value. The inventory balance as of September 30, 2018 was fully reserved and had a reserve of $1.0 million and $1.4 million related to excess, obsolete or unsalable inventory as of September 30, 2018 and December 31, 2017, respectively, which was included in Inventory, net.

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

License and Development Services Arrangements

We recognize license and contract revenue under license and development services arrangements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606 to determine distinct performance obligations. Prior to recognizing revenue, we make estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. If there are multiple, distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure in accordance with ASC-340-40, Other Assets and Deferred Costs: Contracts with Customers.

We have determined that our agreement with Servier is within the scope of ASC 606 and that the license and development services separately accounted for under the legacy standard would have remained two distinct performance obligations to Servier under ASC 606. As a result, the deferred revenue balance of $1.4 million as of the adoption date, relating to development services, will continue to be recognized as revenue through approximately the end of 2018 using an input measure. In addition, there were no milestones recognized as a cumulative effect adjustment to the opening accumulated deficit balance because we were not yet able to overcome constraints associated with the remaining milestones as of the adoption date. There was no change to the timing of revenue recognition with respect to royalties. The adoption of ASC 606 did not have a material impact on our condensed consolidated financial statements.

Cost of Product Sold

Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties and other costs of PIXUVRI product sold. Cost of product sold also includes allowances, if any, for excess inventory that may expire and become unsalable. Cost of product sold for the three and nine months ended September 30, 2018 related to a provision for excess, obsolete or unsaleable inventory as well as contractual royalties as we no longer have product sales as discussed above.

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

The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange loss of $0.2 million and $0.3 million was recorded in the cumulative foreign currency translation adjustment account for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, the intercompany balance due from CTILS was €28.3 million (or $32.8 million upon conversion from euros as of September 30, 2018). As of December 31, 2017, the intercompany balance due from CTILS was €26.2 million (or $31.4 million upon conversion from euros as of December 31, 2017).

Net Loss per Share

Basic net loss per share is calculated based on the net loss attributable to common stockholders divided by the weighted average number of our common shares outstanding for the period. Diluted net income per share assumes the conversion of all dilutive convertible securities using the if-converted method and assumes the exercise or vesting of other dilutive securities, such as warrants and stock awards, using the treasury stock method. In periods when we have a net loss, stock awards, warrants and convertible securities are excluded from our calculation of net loss per share as their inclusion would have an anti-dilutive effect.

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 16.7 million shares and 14.8 million shares for the three and nine months ended September 30, 2018, respectively, and common shares underlying stock awards, warrants and convertible preferred stock aggregating 5.0 million and 4.5 million shares for the three and nine months ended September 30, 2017, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

In August 2016, the FASB issued an amendment to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing diversity in practice regarding eight types of cash flows. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our statement of cash flows.

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

In August 2018, the FASB issued new accounting guidance which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for either the entire standard or any eliminated or modified disclosures. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have material impact on our condensed consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Inventory

The components of PIXUVRI inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$—	$394
Work-in-process	980	1,523
Inventory, gross	980	1,917
Reserve for excess, obsolete or unsalable inventory	(980)	(1,367)
Inventory, net	$—	$550

3. Leases

The deferred rent balance was $3.3 million as of September 30, 2018, of which $0.9 million was included in other current liabilities and $2.4 million was included in other liabilities. As of December 31, 2017, the deferred rent balance was $4.5 million, of which $1.4 million was included in other current liabilities and $3.1 million was included in other liabilities. Deferred rent includes $0.3 million and $0.4 million in other current liabilities and other liabilities, respectively, as of September 30, 2018, and $0.8 million and $0.6 million in other current liabilities and other liabilities, respectively, as of December 31, 2017, associated with the sublease of office space entered into in December 2017.

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

Each share of Series O Preferred Stock is convertible at the option of the holder (subject to certain limitations) into shares of common stock at a conversion price of $3.00 per share of common stock. Each share of Series O Preferred Stock is entitled to a liquidation preference equal to the initial stated value of $2,000 per share, plus any declared and unpaid dividends, and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series O Preferred Stock. The Series O Preferred Stock is not entitled to dividends except to share in any dividends actually paid on common stock or any pari passu or junior securities. The Series O Preferred Stock has no voting rights, except as otherwise expressly provided in the certificate of incorporation of CTI or as otherwise required by law.

For the nine months ended September 30, 2018, we recognized $0.1 million in deemed dividends on preferred stock related to the beneficial conversion feature on Series O Preferred Stock. There were 12,575 shares of Series O Preferred Stock outstanding as of September 30, 2018 which are convertible into 8.4 million shares of common stock.

5. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,231	$229	$1,774	$521
Selling, general and administrative	1,297	1,126	3,130	3,782
Total share-based compensation expense	$2,528	$1,355	$4,904	$4,303

We incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock	$2	$232	$111	$848
Options	2,526	1,123	4,793	3,455
Total share-based compensation expense	$2,528	$1,355	$4,904	$4,303

6. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Available-For- Sale Securities	Foreign Currency Translation Adjustments (1)	Unrealized Foreign Exchange Loss on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2017	$1	$(6,829)	$556	$(6,272)
Current period other comprehensive loss	(17)	(3,276)	(345)	(3,638)
September 30, 2018	$(16)	$(10,105)	$211	$(9,910)

(1) The current period change includes a release of cumulative translation adjustment in the amount of $4.3 million upon dissolution of our foreign branch, which was recognized in other non-operating income in our condensed consolidated statement of operations for the nine months ended September 30, 2018.

7. Legal Proceedings

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases.

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

2005 VAT Assessment. In January 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the April 2013 appeal of the ITA, (ii) confirmed the October 2012 decision of the Regional Tax Court (127/31/2012), which fully accepted the merits of our earlier appeal and confirmed that no penalties could be imposed against us, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. ITA may not use any ordinary means of appeal against the Italian Supreme Court decision, and we have initiated steps to recover the amounts owed to us.

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.2 million, or approximately $4.9 million converted using the currency exchange rate as of September 30, 2018, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

SEC Subpoena

We previously disclosed that we had received a subpoena from the SEC in January 2016 in connection with an investigation that related to, among other things, our disclosures concerning the clinical test results of pacritinib. In August 2018, the SEC staff sent a letter stating that it had concluded its investigation of us, and, based on information it had as of that date, it did not intend to recommend an enforcement action against us.

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

Pacritinib

Our primary development candidate, pacritinib, is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, and chronic lymphocytic leukemia, or CLL, due to its inhibition of c-fms, IRAK1, JAK2 and FLT3. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

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

On February 8, 2016, clinical studies under the investigational new drug, or IND, for pacritinib were placed on a full clinical hold issued by the FDA. A full clinical hold is an order to suspend investigations performed under the IND application. Under the full clinical hold, all patients on pacritinib at the time were required to discontinue pacritinib immediately and no patients could be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA stated that the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1, as well as hemorrhagic/cardiac toxicities. The FDA had placed a partial hold on pacritinib on February 4, 2016.

In February 2016, prior to the clinical hold, we completed patient enrollment in the PERSIST-2 Phase 3 clinical trial. Under the full clinical hold, all patients participating in the PERSIST-2 clinical trial discontinued pacritinib treatment.

In August 2016, we announced the top-line results from PERSIST-2, our second Phase 3 trial of pacritinib for the treatment of patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter. Three hundred eleven (311) patients were enrolled in the study, which formed the basis for the safety analysis. Two hundred twenty-one (221) patients reached Week 24 (the primary analysis time point) at the time the clinical hold was imposed and constituted the intent-to-treat analysis population utilized for the evaluation of efficacy. Results demonstrated that the PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant response rate in SVR in patients with myelofibrosis treated with pacritinib compared to BAT, including the approved JAK2 inhibitor ruxolitinib. The co-primary endpoint of reduction of Total Symptom Score, or TSS, was not achieved but trended toward improvement in TSS. There was no significant difference in overall survival across treatment arms, censored at the time of clinical hold. The most common treatment-emergent AEs, occurring in 20 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were gastrointestinal (generally manageable diarrhea, nausea and vomiting) and hematologic (anemia and thrombocytopenia) and were generally less frequent for twice-daily, or BID, versus once-daily, or QD, administration.  Details of the trial were presented in a late-breaking oral session at the American Society of Hematology Annual Meeting in December 2016. Subsequently, the results were published in JAMA Oncology in May 2018.

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both the PERSIST-1 and 2 trials and FDA agreement on a proposed study design for a dose-exploration clinical trial. At that time, the PAC203 trial was designed to enroll up to approximately 105 patients with primary myelofibrosis and who had failed prior ruxolitinib therapy across three dose regimens of pacritinib, 100 mg QD, 100 mg BID and 200 mg BID, to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks). The 200 mg BID dose was selected as the top dose based upon observations from the completed PERSIST-2 study. Strengthened entry criteria were imposed in PAC203 for patients with a history of cardiac and/or bleeding events and additional dose modification guidelines were implemented for the management of treatment-emergent cardiac and or bleeding events. The first patient in the PAC203 trial was enrolled in July 2017. In April 2018, we amended the protocol to expand the sample size to a maximum of 150 patients (or 50 patients per arm) to collect additional data for the safety and efficacy analyses. In July 2018, we announced that the independent data monitoring committee, or IDMC, for the PAC203 trial completed its planned interim data review of the PAC203 trial and that the IDMC did not identify any drug- or dose-related safety concerns and did not identify any concerns about cardiac or bleeding events. Following meetings with the FDA and EMA and consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second interim data review, and all subsequent data reviews, on an assessment of safety. The protocol was amended to reflect this change and submitted to FDA. In October 2018, we announced the continuation of the PAC203 Phase 2 study without modification, following a planned second interim data review by the IDMC. The IDMC did not identify significant drug- or dose-related safety concerns and specifically did not identify any concerns around hemorrhagic or cardiac toxicity. A complete data set from the full enrollment of 150 patients (including efficacy, safety, pharmacokinetic and pharmacodynamic data) will be used to determine the optimal dose of pacritinib for further clinical development, as requested by the FDA. The PAC203 study is expected to complete enrollment by the end of 2018, with the next planned interim safety review to be conducted in the first quarter of 2019. Top-line data from the study are expected in the second quarter of 2019.

In July 2018, we attended a Type B meeting with the FDA to discuss the proposed regulatory pathway for pacritinib. Based on FDA feedback at that meeting, we plan to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis. The dosing for the Phase 3 study will be determined using the results of the PAC203 study. We have scheduled a Type C meeting with the FDA to take place before the end of 2018 to discuss the design of a new registrational Phase 3 trial of pacritinib in myelofibrosis patients with severe thrombocytopenia (platelet counts of less than 50,000 per microliter). Following the identification of the optimal dose from the PAC203 study, we expect to begin Phase 3 patient recruitment mid-year in 2019.

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

Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017. Validation confirms that the submission is complete and initiates the centralized review process by the CHMP.  The CHMP review period is 210 days, excluding extension, question or opinion response periods, after which the CHMP opinion is reviewed by the European Commission, which usually issues a final decision on E.U. authorization within three months. If authorized, pacritinib would be granted a marketing license valid in all 28 E.U. member states, Norway, Iceland and Liechtenstein.

The Day 120 List of Questions (LoQ) was received by the Company in November 2017 and included Major Objections in areas including efficacy, safety (including hematological, cardiovascular and infectious toxicities) and other concerns including the size of the data set and the pharmacokinetic analyses of the two dosing regimens studied in PERSIST-2. A request for an extension was submitted following a clarification meeting with the rapporteur, co-rapporteur and members of the EMA to provide the EMA with data from PAC203, and on January 25, 2018, we were granted a three-month extension for submitting our response to the Day 120 LoQs. In December 2017 a preapproval GCP inspection of the PERSIST-2 clinical study was conducted by the EMA. In February 2018, the EMA issued its final GCP inspection report, which concluded that the PERSIST-2 clinical trial was generally conducted in compliance with GCP and internationally accepted ethical standards, that the deficient safety reporting procedures identified as inspection findings did not pose a direct risk to data quality and that the results from the PERSIST-2 clinical trial can be used for the evaluation and assessment of the MAA. In July 2018, we received the Day 180 LoQs and were granted a two-month extension to allow us to submit a snapshot of clinical data from the ongoing PAC203 study with our responses to the remaining list of questions. In the third quarter of 2018, we submitted comprehensive responses to the Day 180 LoQs, which included new data from the PAC203 trial. As a result, we expect the CHMP opinion on the MAA by the end of 2018.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the European Union, or the E.U. for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. As part of our conditional marketing authorization in the E.U., we were required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. Enrollment for PIX306 was completed in August 2017 and, in July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. We continue to carefully evaluate the clinical data for PIXUVRI and we are not currently planning further clinical studies. Servier is evaluating next steps for PIXUVRI in Europe.

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

Our license and contract revenues include the earned amount of upfront payments and milestone payments under our product collaborations. In connection with the April 2017 execution of the Restated Agreement with Servier, we allocated and recorded $11.5 million and $1.3 million of the upfront payment received to license revenue and deferred revenue, respectively. The remaining deferred revenue balance as of the date of the Restated Agreement relating to the upfront payment under the Original Agreement was $0.6 million, which, along with the $1.3 million of deferred revenue allocated from the Restated Agreement as mentioned above, is being recognized as revenue using an input measure. Following our July 2018 announcement that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab, the deferred revenue balance of $0.4 million as of September 30, 2018 is expected to be recognized as revenue through approximately the end of 2018.

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

Financial Summary

Our revenues are generated from license and development services agreements. We had PIXUVRI sales prior to April 2017 when we entered into the Restated Agreement with Servier. Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $0.7 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $11.8 million and $24.7 million for the nine months ended September 30, 2018 and 2017, respectively. Loss from operations was $14.8 million and $11.8 million for the three months ended September 30, 2018 and 2017, respectively. Loss from operations was $33.1 million and $25.8 million for the nine months ended September 30, 2018 and 2017, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of September 30, 2018, cash, cash equivalents and short-term investments were $80.9 million.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2018 and 2017

Product sales, net.

Product sales, net from PIXUVRI were $0.9 million for the nine months ended September 30, 2017. We had no product sales for the three months ended September 30, 2017 as well as three and nine months ended September 30, 2018 due to our entry into the Restated Agreement with Servier in April 2017.

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Servier	Milestone and license revenue	$—	$1,178	$—	$12,665
	Development services revenue	471	355	1,242	822
	Royalty revenue	252	172	571	344
	Total Servier revenue	723	1,705	1,813	13,831

Teva	Milestone revenue	—	—	10,000	10,000
	Total Teva revenue	—	—	10,000	10,000

Total		$723	$1,705	$11,813	$23,831

Servier

Milestone and license revenue for the three months ended September 30, 2017 includes a €1.0 million milestone revenue (or $1.2 million using the currency exchange rate as of the date the milestone was achieved) relating to the attainment of a regulatory milestone in September 2017 under the Restated Agreement. Milestone and license revenue of $12.7 million for the nine months ended September 30, 2017 includes an $11.5 million license revenue allocated from the upfront payment we received in connection with the Restated Agreement in addition to the $1.2 million milestone revenue relating to the attainment of a regulatory milestone in September 2017. There was no such revenue for the same periods in 2018.

License and contract revenue for the three and nine months ended September 30, 2018 includes $0.4 million and $1.0 million, respectively, of development services revenue recognized from the upfront payments we received in connection with the Restated Agreement and the Original Agreement with Servier. Such revenue during the same periods in 2017 was $0.2 million and $0.4 million, respectively. The balance of deferred revenue as of September 30, 2018 was $0.4 million, which is expected to be recognized as revenue through approximately the end of 2018.

In addition, we recorded revenue of $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively, for the reimbursement of pharmacovigilance expenses under the Restated Agreement. We recorded revenue of $0.1 million and $0.3 million for the three and nine months ended September 30, 2017 for the reimbursement of expenses related to commercialization transition under the Restated Agreement.

In February 2016, we entered into an agreement with one of Servier's affiliates whereby we were to conduct a pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. In relation to this study, we recorded $9,000 and $0.1 million of expense reimbursements as development services revenue for the three and nine months ended September 30, 2017, respectively. There was no such revenue during the three and nine months ended September 30, 2018 as the pharmacokinetic sub-study was completed in September 2017.

Royalty revenue under the terms of the Restated Agreement and the Original Agreement for the three and nine months ended September 30, 2018 was $0.3 million and $0.6 million, respectively, and $0.2 million and $0.3 million for the same periods in 2017.

Teva

During the nine months ended September 30, 2018, we received a $10.0 million milestone payment from Teva related to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. There was no such revenue during the three months ended September 30, 2018.

During the nine months ended September 30, 2017, we received a $10.0 million milestone payment from Teva upon the achievement of a worldwide net sales milestone of TRISENOX. There was no such revenue during the three months ended September 30, 2017.

Operating costs and expenses

Cost of product sold. Cost of product sold relates to PIXUVRI and includes royalty expenses payable under the agreement with the University of Vermont and the Novartis Termination Agreement. For additional information about these agreements, see Part I, Item1, "Business - License Agreements and Milestone Activities" of our Annual Report on Form 10-K for the year ended December 31, 2017. Cost of product sold for the three and nine months ended September 30, 2018 was $0.1 million and $0.8 million and included royalty expenses of $0.1 million and $0.3 million, respectively. Cost of product sold for the nine months ended September 30, 2018 also included a $0.5 million provision for excess, obsolete or unsaleable inventory. Cost of product sold for the three and nine months ended September 30, 2017 was $0.1 million and $0.3 million, respectively, and included royalty expenses of $0.1 million and $0.2 million for the respective periods. The increase in cost of product sold for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily related to the provision for excess, obsolete or unsalable inventory.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Compounds:
PIXUVRI	$2,384	$1,743	$4,930	$5,765
Pacritinib	3,083	2,511	13,782	10,132
Tosedostat	8	19	105	208
Operating expenses	4,250	3,309	9,696	9,623
Research and preclinical development	5	19	26	40
Total research and development expenses	$9,730	$7,601	$28,539	$25,768

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of September 30, 2018 were $132.8 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $142.0 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO) and $14.0 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses increased to $9.7 million and $28.5 million for the three and nine months ended September 30, 2018, respectively, compared to $7.6 million and $25.8 million for the same periods in 2017. The increase between the three-month periods ended September 30, 2018 and 2017 was primarily attributable to a $0.9 million increase in personnel costs, a $0.6 million increase in pacritinib development costs and a $0.6 million increase in PIX306 clinical study close-out costs. The increase between the nine-month periods ended September 30, 2018 and 2017 was primarily attributable to a $6.2 million increase in the pacritinib Phase 2 dosing clinical study which began in the second quarter of 2017 and a $1.4 million increase in other pacritinib development costs, offset by a $2.1 million decrease in expenses for the completion of two pacritinib Phase 3 clinical studies and a $1.9 million decrease in the manufacture of pacritinib, as well as a $0.8 million reduction in expenses related to the PIX306 clinical study between periods.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.6 million and $15.9 million for the three and nine months ended September 30, 2018 compared to $5.8 million and $24.5 million for the same periods in 2017. The decrease between the three-month periods ended September 30, 2018 and 2017 was primarily attributable to decreases of $0.7 million in personnel costs and $0.2 million in lease costs, offset by increases of $0.5 million in consulting and professional services and $0.2 million related to litigation settlement. The decrease between the nine-month periods ended September 30, 2018 and 2017 was primarily attributable to decreases of $3.8 million in personnel costs, $2.5 million in legal and patent fees, $2.0 million related to stockholder litigation settlement, $0.6 million in lease costs and $0.3 million in selling costs, offset by an increase of $0.7 million in consulting and professional services.

Other operating income. Other operating income of $0.3 million for the nine months ended September 30, 2018 was primarily related to the sale of PIXUVRI drug product, which had previously been written off, to Servier. There was no such income in the other periods presented.

Non-operating income and expenses

Interest income. Interest income was $0.4 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, primarily related to our short-term investments and cash equivalent securities. There was no such interest income for the same periods in 2017.

Interest expense. Interest expense was $0.3 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense was primarily related to our secured term loans. The decrease between periods primarily relates to a lower average interest rate in 2018 than in 2017 and, to a lesser extent, a lower loan principal balance outstanding in 2018 compared to 2017.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $38,000 for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively, related to our secured term loans.

Foreign exchange (loss) gain. Foreign exchange losses for the three and nine months ended September 30, 2018 and foreign exchange gains for the three and nine months ended September 30, 2017 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European subsidiary as well as assets and liabilities denominated in foreign currencies.

Other non-operating income. Other non-operating income for the nine months ended September 30, 2018 includes a $4.3 million gain on the dissolution of our foreign branch, primarily relating to the release of cumulative translation adjustment.

Deemed dividends on preferred stock. Deemed dividends on preferred stock of approximately $0.1 million for the nine months ended September 30, 2018 were related to the issuance of Series O Preferred Stock in February 2018. Deemed dividends on preferred stock of $4.4 million for the nine months ended September 30, 2017 were related to the issuance of our Series N-3 Preferred Stock in June 2017. There were no deemed dividends on preferred stock for the three-month periods ended September 30, 2018 and 2017. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 8, Preferred Stock" of our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our Series N-3 Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of September 30, 2018, we had $80.9 million in cash, cash equivalents and short-term investments.

Common Stock Offering. In February 2018, we offered and sold 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs were approximately $64.2 million.

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, the proceeds of which were partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules, (and certain of its affiliates).
As of September 30, 2018, we had an outstanding principal balance under our secured term loan agreement of $16.0 million. We had an option to borrow an additional $2.0 million, which option expired unexercised on July 31, 2018. We are required to make monthly interest-only payments for at least 12 months after closing, through November 1, 2018, in the approximate amount of $0.1 million per month. After the initial 12-month interest-only period, we are required to pay interest plus principal payments for 36 months, in the approximate amount of $0.5 million per month, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million on November 1, 2021. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities decreased to $27.2 million during the nine months ended September 30, 2018 compared to $28.8 million for the same period in 2017. We received a $13.1 million upfront payment from Servier in connection with the Restated Agreement and collected $7.8 million in 2016 receivables under the arrangement during the nine months ended September 30, 2017 while we had no such receipts during the same period in 2018. After taking these cash receipts in 2017 into account, the overall decrease in net cash used in operating activities was primarily due to decreases in spending for selling, general and administration expenses, as well as the timing of cash payments between the two periods.

Net cash (used in) provided by investing activities. Net cash used in investing activities of $27.9 million during the nine months ended September 30, 2018 was primarily due to purchases of short-term investments. There were no such purchases during the same period in 2017.

Net cash provided by financing activities. Net cash provided by financing activities was $64.1 million and $38.0 million during the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to the higher amount of net proceeds from our February 2018 offering of common stock compared to those from our June 2017 offering of Series N-3 preferred stock.

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

Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources, together with payments projected to be received under certain contractual agreements and our ability to control costs, will be sufficient to fund our operations into the first quarter of 2020. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of September 30, 2018, our available cash, cash equivalents and short-term investments totaled $80.9 million. We had an outstanding principal balance under our secured term loan agreement of $16.0 million.

Financial resource forecasts are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and the other factors identified under “Capital Requirements” below may consume capital resources earlier than planned. Additionally, it is uncertain whether we will receive significant additional milestone payments or net sales from PIXUVRI following our July 2018 announcement that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. Due to these and other factors, the foregoing forecast for the period for which we will have sufficient resources to fund our operations may be inaccurate.

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

As of September 30, 2018, our contractual purchase obligations for which payments are due over the next 12 months, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, decreased by $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2018, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib.

We have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. Because obtaining regulatory approval requires substantial time, effort and financial resources, the termination of this collaborative partnership could negatively impact our ability to successfully develop and commercialize pacritinib. Even if we are successful in developing and obtaining regulatory approval for pacritinib, it would face intense competition from currently approved compounds and potentially other candidates being developed by our competitors. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we partner pacritinib, we may have to relinquish valuable economic rights and would potentially forgo additional economic benefits that could be realized if we continued the development and commercialization activities alone. Even if pacritinib receives approval from the FDA, EMA or other regulatory authorities, we would need to incur significant expenses to support the commercialization and launch of pacritinib, which investment may never be realized if sales are insufficient. As our primary product candidate under development, our prospects are substantially dependent upon the successful development, approval and commercialization of pacritinib. If we fail to obtain regulatory approval and successfully commercialize pacritinib, our business would be materially and adversely impacted as we have no other product candidates in active clinical development.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•If we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitor, Jakafi® / Jakavi® and may face competition from fedratinib, which Celgene has announced is being prepared for an NDA submission in myelofibrosis by the end of 2018, and momelotinib, which Sierra Oncology acquired from Gilead and has announced will likely require an additional clinical study to consolidate data across the momelotinib development program.

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

We have substantial operating expenses associated with the development of our compounds, and we have significant contractual payment obligations. Our available cash, cash equivalents and short-term investments were $80.9 million as of

September 30, 2018. In February 2018, we received approximately $64.2 million in net proceeds from an offering of common stock. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in January 2018 relating to the achievement of a milestone for FDA approval of TRISENOX for first-line treatment of acute promyelocytic leukemia. While we believe that our present financial resources, together with payments projected to be received under certain of our contractual agreements and our ability to control costs, will be sufficient to fund our operations into the first quarter of 2020, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. The VAT receivable was $4.6 million and $4.8 million as of September 30, 2018 and December 31, 2017, respectively. On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 7, Legal Proceedings" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.2 million, or approximately $4.9 million converted using the currency exchange rate as of September 30, 2018, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. As described in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 7, Legal Proceedings," we were previously required to supply documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations. Litigation is subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

In February 2016, the FDA notified us that a full clinical hold had been placed on pacritinib and we subsequently withdrew our NDA for pacritinib. A full clinical hold is a suspension of the clinical work conducted under an investigational new drug application. Under the full clinical hold, all patients on pacritinib at the time of the hold order were required to discontinue pacritinib, and we were not permitted to enroll any new patients or start pacritinib as initial or crossover treatment. In January 2017, the full clinical hold was removed. Our complete response submission included, among other items, final Clinical Study Reports for both the PERSIST-1 and 2 trials and FDA agreement on a proposed study design for a dose-exploration clinical trial required by the FDA. In July 2017, we enrolled the first patient in the PAC203 trial, which is evaluating the safety and efficacy of three dosing schedules over 24 weeks in patients with myelofibrosis previously treated with ruxolitinib. In October 2018, we announced the continuation of the PAC203 Phase 2 study without modification, following a planned second interim data review by the independent data monitoring committee, or IDMC. Following meetings with the FDA and EMA and in consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second IDMC review, and all subsequent data reviews, on an assessment of safety. A complete dataset from the full enrollment of 150 patients (including efficacy, safety, pharmacokinetic and pharmacodynamic data) will be used to determine the optimal dose of pacritinib for further clinical development, as requested by the FDA. Based on FDA feedback received at a July Type B meeting, we plan to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis. The dosing for the Phase 3 study will be determined using the results of the PAC203 study. We have scheduled a Type C meeting with the FDA to take place before the end of 2018 to discuss the design of a new registrational Phase 3 trial of pacritinib in myelofibrosis patients with severe thrombocytopenia (platelet counts of less than 50,000 per microliter). We cannot be certain that the proposed new Phase 3 study will be sufficient for regulatory approval or that the full data from the PAC203 study will not raise additional questions from the FDA, and the FDA may again request additional information or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size.

Further, in the EMA’s initial assessment report regarding our original MAA, the CHMP determined that the current application was not approvable because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. After the filing of the original MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. These data suggest that pacritinib may show clinical benefit in patients who have failed or are intolerant to ruxolitinib therapy, a population for which there is no approved therapy. Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017. Validation confirms that the submission is complete and initiates the centralized review process by the CHMP. The CHMP review period is 210 days, excluding extension, question or opinion response periods, after which the CHMP opinion is reviewed by the European Commission, which usually issues a final decision on E.U. authorization within three months. If authorized, pacritinib would be granted a marketing license valid in all 28 E.U. member states, Norway, Iceland and

Liechtenstein. For additional information regarding the status of our clinical development efforts, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

For example, although PIXUVRI received conditional marketing authorization in the E.U. in May 2012, we were required to conduct a post-authorization trial, referred to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. In July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. We continue to carefully evaluate the clinical data for PIXUVRI and we are not currently planning further clinical studies. Servier is evaluating next steps for PIXUVRI in Europe. In light of the results of the PIX306 trial announced in July 2018, Servier may exercise its right to terminate our collaborative agreement and PIXUVRI may be removed from the E.U. market. If either of these events occurs, our ability to receive future payments and royalties related to PIXUVRI and our collaborative agreement with Servier would cease.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed. Approved or authorized products are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as the PIX306 trial of PIXUVRI required by the EMA. In July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. We continue to carefully evaluate the clinical data for PIXUVRI and we are not currently planning further clinical studies. Servier is evaluating next steps for PIXUVRI in Europe. In light of the results of the PIX306 trial announced in July 2018, Servier may exercise its right to terminate our collaborative agreement and PIXUVRI may be removed from the E.U. market. If either of these events occurs, our ability to receive future payments and royalties related to PIXUVRI and our collaborative agreement with Servier would cease. Additionally, it is uncertain whether we will receive significant additional milestone payments or net sales from PIXUVRI following our July 2018 announcement that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended October 25, 2018, our stock price ranged from a low of $1.70 to a high of $5.36. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

Even if we obtain approval to increase the number of authorized shares, we are required under the Nasdaq Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to market value in an offering that is not deemed to be a “public offering” by the Nasdaq Marketplace Rules, as well as under certain other circumstances. We have in the past and may in the future issue additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding in order to fund our operations. However, we might not be successful in obtaining the required stockholder approval for any future issuance that requires stockholder approval pursuant to applicable rules and regulations. If we are unable to obtain financing or our financing options are limited due to stockholder approval difficulties, such failure may harm our ability to continue operations.

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

As of September 30, 2018, options to purchase 9,222,961 shares of our common stock with a weighted-average exercise price of $5.18 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On October 31, 2018, following approval by the compensation committee of our board of directors, we and Dr. Adam R. Craig, our president and chief executive officer, entered into an amendment to Dr. Craig’s employment agreement, or the Amendment.
Pursuant to the Amendment, if Dr. Craig’s employment terminates before the end of a fiscal year, Dr. Craig is eligible for a prorated portion of his annual incentive bonus corresponding to such fiscal year. Such incentive bonus, if any, will be paid at such time we pay bonuses to other executives.
In addition, pursuant to the Amendment, we no longer have the option of waiving Dr. Craig’s non-competition and customer non-solicitation covenants in exchange for our ability not to pay severance to Dr. Craig upon our choice not to renew Dr. Craig’s employment agreement at the end of its initial five-year term. Pursuant to the Amendment, any non-renewal of the employment agreement by us will be treated as a termination without Cause (as defined in the employment agreement), thus triggering severance, and under such circumstances all of Dr. Craig’s restrictive covenants will remain intact.
Except for the revisions noted above and other immaterial revisions, the terms of Dr. Craig’s existing employment agreement will remain in full force and effect. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment. A copy of the Amendment is filed herewith as Exhibits 10.2.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Location

10.1	Separation Agreement and Release dated September 4, 2018, by and between Jack W. Singer and the Company.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 6, 2018.

10.2+	Amendment to Employment Agreement, dated October 31, 2018, by and between Adam R. Craig and the Company.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101. INS	XBRL Instance	Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation	Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition	Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation	Filed herewith.
+ Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: November 1, 2018	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: November 1, 2018	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer